Form 10-K405
period 1997-12-31
NATIONAL HEALTHCARE CORP
filed 1998-03-31
CIK 1047335

=========================================================================
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                             _______

                            FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

     For the fiscal year ended                    Commission File No.
         December 31, 1997                        333-37185
                             _______

         NATIONAL HEALTHCARE CORPORATION, SUCCESSOR BY
               MERGER TO NATIONAL HEALTHCARE L.P.

 (Exact name of registrant as specified in its Corporate Charter)

           Delaware                              52-2057472
     (State of Formation)              (I.R.S. Employer I.D. No.)

                         100 Vine Street
                  Murfreesboro, Tennessee  37130
             (Address of principal executive offices)
                 Telephone Number:  615-890-2020

   Securities registered pursuant to Section 12(b) of the Act.

                                        Name of Each Exchange on
         Title of Each Class                   which Registered
_________________________________________________________________________
Units of Limited Partnership Interest,
   Now Shares of Common Stock               American Stock Exchange
Senior Subordinated Convertible Debentures
   Due 2000 (6%)                            American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  Same

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes x   No___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market of voting shares held by nonaffiliates of the registrant was $204,953,100 as of February 28, 1998.

     Number of Shares outstanding as of February 28, 1998: 10,559,613

                        Page 1 of 86 Pages
                      Exhibit Index Page 55
=====================================================================

                              PART 1
                              ------
                              ITEM 1
                             BUSINESS

GENERAL

     National HealthCare Corporation (NHC or the Company) is the successor by merger to National HealthCare L.P. effective 11:59 p.m., December 31, 1997. This 10-K, then, is descriptive of time periods when the investors in the Company were "partners", the Company itself was a "Partnership", the common voting securities were identified as "units" rather than as "shares", and references to the "Board of Directors" were to the board of the then Managing General Partner of the Partnership rather than directly of the Company. For consistency, and because the Company is now a corporation, these partnership references have been changed into corporate terminology. NHC is a corporation organized under the laws of the State of Delaware. It principally operates long-term health care centers and home health care programs in the southeastern United States. The Company's health care centers provide subacute, skilled and intermediate nursing and rehabilitative care. At December 31, 1997, the Company operated 111 long-term health care centers with a total of 14,071 licensed beds. Of the 111 centers operated, 40 are leased from National Health Investors, Inc. (NHI), 18 are leased from National Health Realty, Inc. (NHR) and 53 are managed for other owners. The Company serves as a compensated Investment Advisor to both NHI and NHR. The Company's homecare programs provide rehabilitative care at a patient's residence. During 1997, the Company operated 36 homecare programs and provided 731,349 homecare patient visits. NHC also operates 387 retirement apartments located in one managed and three retirement centers leased from NHI. Additionally, the Company operates 729 assisted living units at twelve leased centers (eight from NHI and four from NHR)and two managed centers.

     During 1997 NHC opened 1,189 new health care beds, 721 in owned/leased centers and 468 in managed centers. Bed growth in leased centers was due to opening five new centers and purchasing another. All were transferred to and then leased from National Health Realty, Inc. effective January 1, 1998. Managed center bed growth was realized with the expansion of two existing operations, each by 60 beds, plus commencing management on six centers.
During the year, construction started on one new center with 60 beds, expansion of four leased centers (157 beds), and a total of 27 managed beds in two locations. A total of 384 beds were under construction at year end. Finally, NHC has obtained certificates of need for the construction of 447 beds at nine owned, leased or managed locations, all of which are expected to start construction in 1998.

     As of December 31, 1997, the Company operated specialized care units such as Alzheimer's Disease care units (16), sub-acute nursing units (12) and a number of in house pharmacies. Similar specialty units are under development or consideration at a number of the Company's centers, as well as free standing projects.

     ADDITIONAL SERVICES. The Company plans to continue to expand its continuum of care for the elderly by offering a comprehensive and increasing range of services through related or separately structured health care centers, homecare programs, specialized care units, pharmacy operations, rehabilitative services, assisted living centers and retirement centers. Highlights of these activities during 1997 were as follows:

     A. HOMECARE PROGRAMS. The Company's policy has been to affiliate each of its licensed and certified homecare programs with a Company operated health care center. Although the existing programs have decreased their total number of visits from 764,000 in 1996 to 731,349 in 1997, NHC has applied for and received Certificates of Need to expand the program services in both Florida and South Carolina, as well as pursuing a number of acquisition opportunities. Such acquired or new programs are not presently planned to be operated out of a health care center. Additional certificate of need applications will be filed during 1998. The new reimbursement program for homecare services under the Medicare program will pay for a fixed amount for each recipient irrespective of the number of visits, thus the Company is now focusing on its homecare patient census rather than number of visits.

     B. REHABILITATIVE SERVICES. The Company has long operated an intensive offering of physical, speech, and occupational therapy provided by center specific therapists. NHC increased its staff of professionally licensed therapists from 983 in 1996 to 1,155 in 1997. The Company operates a separate rehabilitation subsidiary known as NHC Rehabilitation. Because of the Company's extensive network of health care centers in the Southeastern United States, the Company is better able to attract, employ, and retain therapists. It is also greatly expanding its customer service base by providing contract services to 629 health care providers owned by third parties. Provision of these services is not covered under the Company's contracts to manage health care centers and must be renegotiated annually with the center owner. The Company's rates for these services are competitive with other market rates. Major Medicare reimbursement changes will occur for therapy services in 1998 and 1999 - reimbursement will be limited to published "salary equivalents" effective April 1, 1998, then licensed skilled nursing centers must bill Medicare directly commencing July 1, 1998. In 1999 skilled nursing centers Medicare per diems will become prospective and will include no separate payment for therapy services. This system will be phased in over a four year period. The Company anticipates a substantial decrease in third party contracts as a result of these changes.

     C. MEDICAL SPECIALTY UNITS. The Company has required all of its centers to participate in the Medicare program since 1973, and has continually expanded its range of offerings by the creation of center-specific medical specialty units such as the Company's 16 Alzheimer's disease care units and 12 subacute nursing units. The services are provided not only at each NHC operated center, but also at existing specialized care units.

     D. PHARMACY OPERATIONS. The Company's policy has been to have an in-house pharmacy located in each health care center in those states where licensure permits the operation of an in-house pharmacy. In other states, pharmaceutical services have been provided by third party contracts. NHC continues to review opportunities for regional pharmacy operations and now operates four, one in east Tennessee, one in South Carolina, and two in central Florida.
          These pharmacy operations operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. The regional pharmacy operations now have 5,574 skilled nursing home beds under contract.

     E. ASSISTED LIVING PROJECTS. The Company presently owns, leases or manages fourteen assisted living projects, eight of which are located within the physical structure of a long-term health care center or retirement complex. The Company has identified the assisted living market as an expanding area for the delivery of health care and hospitality services and has a planned market review process in its states of operation for the construction of free-standing assisted living centers. Three owned freestanding assisted living projects opened in 1997 with a total of 252 units and one 50 apartment complex was leased in 1997. One additional free standing assisted living project is under construction which will open in 1998. It is anticipated that the Company will start construction on four additional free-standing assisted living apartments during 1998. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis.

     F. MANAGED CARE CONTRACTS. The Company operates seven regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of centers. Managed care days have increased from 30,226 in 1995 and 50,113 in 1996 to 71,606 in 1997.

     In fiscal year 1997, 96% of the Company's net revenues were derived from health care services and 4% from other sources.


LONG-TERM HEALTH CARE CENTERS

     The health care centers operated by the Company provide in-patient skilled and intermediate nursing care services and in-patient and out-patient rehabilitation services. Skilled nursing care consists of 24-hour nursing service by registered or licensed practical nurses and related medical services prescribed by the patient's physician. Intermediate nursing care consists of similar services on a less intensive basis principally provided by non-licensed personnel. These distinctions are generally found in the long-term health care industry although for Medicaid reimbursement purposes, some states in which the Company operates have additional classifications, while in other states the Medicaid rate is the same regardless of patient classification. Rehabilitative services consist of physical, speech, and occupational therapies, which are designed to aid the patient's recovery and enable the patient to resume normal activities.

     Each health care center has a licensed administrator responsible for supervising daily activities, and larger centers have assistant administrators. All have medical directors, a director of nurses and full-time registered nurse coverage. All centers provide physical therapy and most have other rehabilitative programs, such as occupational or speech therapy. Each facility is located near at least one hospital and is qualified to accept patients discharged from such hospitals. Each center has a full dining room, kitchen, treatment and examining room, emergency lighting system, and sprinkler system where required. Management believes that all centers are in compliance with the existing fire and life safety codes.

     The Company has developed a quality certification program which it utilizes in each of its health care centers to verify that high standards of care are maintained. An integral part of the program is a computerized patient assessment system which aids in placing the patient in the appropriate section of each center (skilled or intermediate) and monitors the health care needs of the patient, number and frequency of medications and other essential medical information. The data derived from this system is used not only to assure that appropriate care is given to each individual patient, but also to ascertain the appropriate amount of staffing of each section of the center. Additionally, the Company requires a patient care survey to be performed at least quarterly by the regional and home office nursing support team, and a "consumer view" survey by senior management at least twice a year. The Company developed and promotes a "customer satisfaction" rating system, using 1993 as a bench mark, and requires significant improvement in the ratings by each center as a condition of participation in the Company's overall "Excellence Program".

     The Company provides centralized management and support services to the Company's health care nursing centers. The management and support services include operational support through the use of regional vice presidents and regional nurses, accounting and financial services, cash management, data processing, legal, consulting and services in the area of rehabilitative care. All personnel are employed by the Company's administrative services affiliate, National Health Corporation, which is also responsible for overall services in the area of personnel, loss control, insurance, education and training. The Company reimburses the administrative services contractor by paying all the costs of personnel employed for the benefit of the Company as well as a fee. National Health Corporation (National) is wholly owned by the National Health Corporation Employee Stock Ownership Plan and provides its services only to the Company. National was the Administrative General Partner during the eleven years the Company's organizational form was as a publicly traded partnership.

     The Company provides identical management services to centers operated under management contracts as it provides to centers owned or leased by the Company. The term of each contract and the amount of the management fee are determined on a case-by-case basis. Typically, the Company charges 6% of net revenues. The initial term of the contracts range from five years to twenty years. The Company maintains a right of first refusal should any owner desire to sell a managed center and, in certain situations, special termination payments have been negotiated should an owner sell to a third party or terminate or non-renew a management contract.

     All health care centers operated by the Company are licensed by the appropriate state and local agencies. All except two are certified as providers for Medicaid patients, and all are certified as Medicare providers. All of the Company's centers are subject to state and federal licensure and certification surveys. These surveys, from time to time, may produce statements of deficiencies. In response to such a statement, if any, the staff at each center would file a plan of correction after consultation with the Regional Vice President and any alleged deficiencies would be corrected. Presently, none of the Company's facilities are operating under material statements of deficiencies. The Company has a significant monetary bonus to employees attached to passing these surveys with few or no deficiencies.


HEALTH CARE CENTERS UNDER CONSTRUCTION

     The following table sets forth the long-term health care centers or additions to existing centers currently under construction which the Company owns, leases or manages:

                          Number   Owned/Leased/      Projected
     Location            of Beds      Managed         Opening Date
     --------            -------   -------------      ------------
     Farragut, TN          60          Leased         May 1998
     Dunlap, TN            60*         Leased         January 1998
     Naples, FL            30*         Leased         February 1998
     Columbia, SC          32*         Leased         August 1998
     Franklin, TN         113          Leased         November 1998
     Blue Water Bay, FL    60*         Managed        December 1998
     Moulton, AL           29*         Leased         November 1998
          Total           384

*Expansion of existing center


CONSTRUCTION STARTS IN 1998

     The following table sets forth the new beds authorized by governmental certificates of need which are anticipated to start construction in 1998.

                          Number    Number of             Number of
                         of Beds   New Centers         Existing Centers
                         -------   -----------         ----------------
          Owned            112          1                    0
          Leased           137          0                    4
          Managed          198          0                    4
            Total          447          1                    8

OCCUPANCY RATES

     The following table shows certain information relating to occupancy rates for the Company's continuing owned and leased long-term health care centers:

                                    Year Ended December 31
                                   1997      1996      1995

     Overall census                92.2%     93.0%     92.8%
     Census excluding acquisitions
       and new openings            94.6%     93.0%        94.5%

     Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).

HOMECARE PROGRAMS

     The Company's home health programs (called "Homecare" by the Company) provide nursing and rehabilitative services to individuals in their residences and are licensed by the Tennessee, South Carolina and Florida state governments and certified by the federal government for participation in the Medicare program. Each of the Company's 36 Medicare certified homecare programs and its one private duty program is managed by a registered nurse, with speech, occupational and physical therapists either employed by the program or on a contract basis. Homecare visits decreased from 754,000 visits
in 1996 to 731,000 visits in 1997.   The new reimbursement program for
homecare services under the Medicare program will pay for a fixed amount for each recipient irrespective of the number of visits, thus the Company is now focusing on its homecare patient census rather than number of visits.

     The Company has homecare programs in Tennessee, Florida, and South Carolina. It opened two new program offices in Tennessee and one in Florida in 1997. The Company's Tennessee homecare programs are associated with its long-term health care centers and, historically, are based within the health care center. The Company's new homecare programs are separately based in an effort to continually expand NHC's market leadership in these services. The Company's experience in this field indicates that homecare is not a substitute for institutional care in a hospital or health care center. Instead, the Company's homecare programs provide an additional level of health care because its centers can provide services to patients after they have been discharged from the center or prior to their admission.


ASSISTED LIVING UNITS

     The Company presently leases and manages fourteen assisted living units, eight of which are located within the physical structure of a long-term health care center or retirement center and six of which are freestanding. Four of those six were opened during 1997. These openings increased NHC's assisted living units from 337 in 1996 to 729 in 1997. The Company plans to add at least four free standing assisted living projects each year with the first priority being to serve markets in which the Company already operates health care centers. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Certificates of Need are not necessary to build these projects and the Company believes that overbuilding has occurred in some of its markets. The Company will open one and expects to start construction on four free standing projects in 1998.


RETIREMENT CENTERS

     NHC's retirement centers offer specially designed residential units for the active and ambulatory elderly and which complexes provide various ancillary services for their residents, including restaurants, activity rooms and social areas. In most cases, retirement centers also include long-term health care facilities, either in contiguous or adjacent licensed health care centers. Charges for services are paid from private sources without assistance from governmental programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need such as is required for health care centers. NHC has, in most cases, developed retirement centers adjacent to its health care properties with an initial construction of 15 to 40 units and which units are rented by the month; thus these centers offer an expansion of the Company's continuum of care. The projects are designed, however, to be expandable if the demand justifies. The Company believes these retirement units offer a positive marketing aspect of the Company's health care centers.

     Another type of retirement center which the Company offers is that of "continuing care communities", where the resident pays a substantial endowment fee and a monthly maintenance fee. The resident then receives a full range of services - including nursing home care - without additional charge.

     One such continuing care community, the 137 unit Richland Place Retirement Center, was opened in January, 1993 and is fully occupied. The Company is currently constructing and marketing an additional continuing care retirement community in Murfreesboro, Tennessee and marketing a proposed independent living center in Farragut, Tennessee. The Company has land under contract for similar communities in Franklin, Tennessee, and Charleston, South Carolina.


SOURCES OF REVENUE

     The Company's revenues are primarily derived from its health care centers. The source and amount of the revenues are determined by (i) the licensed bed capacity of its health care centers, (ii) the occupancy rate of those centers, (iii) the extent to which the rehabilitative and other skilled ancillary services provided at each center are utilized by the patients in the centers, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

     The following table sets forth sources of patient revenues from health care centers and homecare services for the periods indicated:

                                    Year Ended Dec 31
     Source                    1997          1996      1995
     Private                    28%           28%       28%
     Medicare                   38%           38%       38%
     Medicaid/Skilled            9%            9%        9%
     Medicaid/Intermediate      24%           24%       24%
     VA and Other                1%            1%        1%

         Total                 100%          100%      100%


GOVERNMENT HEALTH CARE REIMBURSEMENT PROGRAMS

     The federal health insurance program for the aged is Medicare, which is administered by the Department of Health and Human Services. State programs for medical assistance to the indigent are known as Medicaid in states which the Company operates. All health care centers operated by the Company are certified to participate in Medicare and all but two participate in Medicaid. Eligibility for participation in these programs depends upon a variety of factors, including, among others, accommodations, services, equipment, patient care, safety, physical environment and the implementation and maintenance of cost controls and accounting procedures. In addition, some of the Company's centers have entered into separate contracts with the United States Veterans Administration which provides reimbursement for care to veterans transferred from Veterans Administration hospitals.

     Historically, government health care reimbursement programs make payments under a cost based reimbursement system. Although general similarities exist due to federal mandates, each state operates under its own specific system. Medicare, however, is uniform nationwide and pays, as defined by the program, the reasonable direct and indirect cost of services furnished to Medicare patients, including depreciation, interest and overhead. Medicare payments have previously been limited by ceilings which, pursuant to the 1993 Tax Reform Act, were frozen at their 1993 level for 1994, and 1995. During 1997 the Company had 46 owned or leased centers which operated at Medicare costs higher than the ceiling. The Company will file "exception requests" with the fiscal intermediary for substantially all of these centers. Revenues therefrom will not be booked until paid and audited by the appropriate payors. Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts. Average per capita daily room and board revenue from private paying patients is higher than from Medicare and Medicaid patients, while the average per capita daily revenue from Medicare patients is higher than from Medicaid patients. The Company attempts to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing its marketing of those services through market areas and "Managed Care Offices", of which seven were open at year end. These services are designed to speed the patient's recovery and allow the patient to return home as soon as is practical. In addition to educating physicians and patients to the advantages of the rehabilitative services, the Company also has implemented incentive programs which provide for the payment of bonuses to its regional and center personnel if they are able to obtain private and Medicare goals at their centers.

     Items eligible for payment under the Medicare program consist of nursing care, room and board, social services, physical and speech therapy, drugs and other supplies, and other necessary services of the type provided by skilled nursing facilities. Routine service costs for extended care facilities are subject to certain per diem costs limits. Medicare patients are entitled to have payment made on their behalf to a skilled nursing facility for up to 100 days during each calendar year and a prior 3-day hospital stay is required. A patient must be certified for entitlement under the Medicare program before the skilled nursing facility is entitled to receive Medicare payments and patients are required to pay approximately $95.00 per day after the first 20 days of the covered stay. Under the Medicare program, the federal government pays directly to the skilled nursing facility the reasonable direct and indirect costs of the services furnished. The Medicare program only reimburses for skilled nursing services, which generally afford a more intensive level of care. This program is undergoing significant changes. For details see the section "Health Care Reform".

     Medicaid programs provide funds for payment of medical services obtained by "medically indigent persons". These programs are operated by state agencies which adopt their own medical reimbursement formulas and standards, but which are entitled to receive supplemental funds from the federal government if their programs comply with certain federal government regulations. In all states in which the Company operates, the Medicaid programs authorize reimbursement at a fixed rate per day of service. The fixed rate is established on the basis of a predetermined average cost of operating nursing centers in the state in which the facility is located or based upon the center's actual cost. The rate is adjusted annually based upon changes in historical costs and/or actual costs and a projected cost of living factor. The 1997 Balanced Budget Act eliminated a federally mandated requirement that Medicaid rates paid by the states must be sufficient to reimburse in full the costs of an "efficiently and reasonably operated" nursing home (the Boron Amendment"). The Company and the nursing home industry in general are concerned about this deletion and are monitoring the activities in state legislature budgetary processes.

     During the fiscal year, each facility receives payments under the applicable government reimbursement program. Medicaid payments are generally "prospective" in that the payment is based upon the prior years actual costs. Medicare payments are "retrospective" in that current year payments are designed to reasonably approximate the facility's reimbursable costs during that year. Payments under Medicare are adjusted to actual allowable costs each year. The actual costs incurred and reported by the facility under the Medicare program are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustments of interim payments received from the program. If, as a result of such audits, it is determined that overpayment of benefits were made, the excess amount must be repaid to the government. If, on the other hand, it is determined that an underpayment was made, the government agency makes an additional payment to the operator. The Company books as receivables the amounts which it expects to receive under the Medicare and Medicaid programs and books into profit or loss any differences in amounts actually received.
To date, adjustments have not had a material adverse effect on the Company. The Company believes that its payment formulas have been properly applied and that any future adjustments will not be materially adverse. Effective January 1, 1999, the Medicare program will become prospective in nature. See "Health Care Reform".

     In November 1996, two NHC managed facilities in Florida were audited by representatives of the regional office of the Office of Inspector General ("OIG"). As part of these audits, the OIG reviewed various records of the facilities relating to allocation of nursing hours and contracts with outside suppliers of services. The OIG completed its audit of one facility, and indicated during an exit conference that it had no further questions. At the second facility, the OIG determined certain records were insufficient and NHC is in the process of supplying additional information. The OIG has agreed to review these additional documents when received. Florida is one of the states in which governmental officials are conducting Operation Restore Trust, a federal-state program aimed at detecting and eliminating fraud and abuse by providers in the Medicare and Medicaid Programs. The OIG has increased its investigative actions in Florida as a part of Operation Restore Trust. NHC will continue to monitor the progress of this audit and cannot predict whether the OIG will take further action or request additional information as a result of either of these audits. A so-called "whistleblower" lawsuit is also outstanding against the Company. For further information, see "Item 3: Legal Proceedings".

REGULATION

     Health care centers are subject to extensive federal, state and in some cases, local regulatory, licensing, and inspection requirements. These requirements relate, among other things, to the adequacy of physical buildings and equipment, qualifications of administrative personnel and nursing staff, quality of nursing provided and continued compliance with laws and regulations relating to the operation of the centers. In all states in which the Company operates, before the facility can make a capital expenditure exceeding certain specified amounts or construct any new long-term health care beds, approval of the state health care regulatory agency or agencies must be obtained and a Certificate of Need issued. The appropriate state health planning agency must determine that a need for the new beds or expenditure exists before a Certificate of Need can be issued. A Certificate of Need is generally issued for a specific maximum amount of expenditure and the project must be completed within a specific time period. There is no advance assurance that the Company will be able to obtain a certificate of need in any particular instance. In some states, approval is also necessary in order to purchase existing health care beds, although the purchaser is normally permitted to avoid a full scale certificate of need application procedure by giving advance written notice of the acquisition and giving written assurance to the state regulatory agency that the change of ownership will not result in a change in the number of beds or the services offered at the facility.

     While there are currently no significant legislative proposals to eliminate certificates of need pending in the states in which the Company does business, deregulation in the certificate of need area would likely result in increased competition among nursing home companies and could adversely affect occupancy rates and the supply of licensed and certified personnel.


HEALTH CARE REFORM

     Government at both the federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including the type of services provided by NHC. On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures, as well as new anti-fraud provisions. The BBA has been projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program. Section 4711 of BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which has required that state Medicaid programs pay to nursing home providers amounts adequate to enable them to met government quality and safety standards; the Boren Amendment was previously the foundation of litigation by nursing homes seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justifications for the proposed rates are published, and which given providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. Several of the states in which NHC operates are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.

     The BBA also requires that nursing homes transition to a prospective payment system under the Medicare program during a three-year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. In addition, the BBA creates a managed care Medicare Program called "Medicare + Choice", which allows Medicare beneficiaries to participate in either the original Medicare fee-for-service program or to enroll in a coordinated care plan such as health maintenance organizations ("HMOs"). Such coordinated care plans would allow HMOs to enter into risk-based contracts with the Medicare program, and the HMO's would then contract with providers such as the Company. No assurances can be given that the facilities to be operated by the Company will be successful in negotiating favorable contracts with Medicare + Choice managed care organizations. The BBA also contains several new antifraud provisions. Given the recent enactment of the BBA, the Company is unable to predict the impact of the BBA and potential changes in state Medicaid reimbursement methodologies on its operations; however, any significant reduction in either Medicare or Medicaid payments could adversely affect the Company.

     Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at the Company's facilities will result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue to the Company. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments whereby the Company is responsible for providing, for a fixed fee, all services needed by certain patients. Capitated payments can result in significant losses if patients require expensive treatment not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. For the fiscal year ended December 31, 1997, NHC derived 38% and 33% of its net patient revenues from the Medicare and Medicaid programs, respectively. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs, therefore, could have a material adverse effect on the Company's profitability. The Company is unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company.

     Nursing homes and home health agencies have recently been the target of health care reform, from both fraud and reimbursement perspectives. Operation Restore Trust, a demonstration project which has been conducted by the Department of Health and Human Services in five states, is expanding to a dozen more states. "ORT Plus" will continue its focus on fraud in the areas of home health, nursing home and DME suppliers, as well as adding new anti-fraud and abuse targets. The Company will operate nursing homes and home health agencies in five ORT Plus states and could be subject to increased scrutiny. Although NHC's management believes that its home care and nursing home operations are in compliance with applicable laws and regulations, there can be no assurance that the Company, its home care and nursing home operations will not be the subject of an investigation nor that they will be found to be in compliance if investigated. See "Item 3-Legal Proceedings".

OTHER BUSINESS AND PROPERTIES

     A. NUTRITIONAL SUPPORT SERVICES. The Company owns a medical support services business, which primarily provides nutritional enteral, parenteral feeding materials, urological and medical supplies to patients in the Company's facilities as well as in other long-term care or home settings. This company is headquartered in Knoxville, Tennessee and is known as Nutritional Support Services
          (NSS). Revenues from this subsidiary accounted for from 4.0% to 5.5% of the Company's net revenues in 1997, 1996 and 1995.

     B. MEDICAL SPECIALTY UNITS. The Company has required all of its centers to participate in the Medicare program since 1973, and has continually expanded its range of offerings by the creation of center-specific medical specialty units such as the Company's 16 Alzheimer's disease care units and 12 subacute nursing units. The services are actually provided not only at each NHC operated center, but also at existing specialized care units.

     C. PHARMACY OPERATIONS. The Company's policy has been to have an in-house pharmacy located in each health care center in those states where licensure permits the operation of an in-house pharmacy. In other states, pharmaceutical services have been provided by third party contracts. NHC is now creating wholly owned regional pharmacy operations and currently operates one in east Tennessee, one in South Carolina and two in central Florida. These regional pharmacies operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. The regional pharmacy operations had 5,574 nursing home beds under contract by December 31, 1997.

     D. ADVISORY SERVICES TO NATIONAL HEALTH INVESTORS, INC. In 1991 the Company formed National Health Investors, Inc., as a wholly-owned subsidiary. It then transferred to NHI certain healthcare facilities then owned by NHC and then distributed the shares of NHI to NHC's unitholders. The distribution had the effect of separating NHC and NHI into two independent public companies. As a result of the distribution, all of the outstanding shares of NHI were distributed to the then NHC investors.

          NHI entered into an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement") with NHC pursuant to which NHC provides NHI, for a fee, with investment advice, office space, personnel and other services. For its services under the Advisory Agreement, the Advisor is entitled to a base annual compensation of $1,625,000. Compensation paid to executive officers of NHI is credited against this Advisory Fee. NHC executive officers W. Andrew Adams, Robert G. Adams and Richard F. LaRoche, Jr. serve as executive officers of NHI. For 1993 and later years in which per share Funds From Operations of NHI exceed per share Funds From Operations during 1992, the $1,625,000 annual compensation increased by the same percentage that per share Funds From Operations in such later year exceed those in 1992. NHC earned approximately $3,100,000 in 1997.

          The Advisory Agreement provides that the Advisor shall pay all expenses incurred in performing its obligations thereunder, without regard to the amount of compensation received under the Agreement. Expenses specifically listed as expenses to be borne by the Advisor without reimbursement include: the cost of accounting, statistical or bookkeeping equipment necessary for the maintenance of NHI's books and records; employment expenses of the officers and directors and personnel of the Advisor and all expenses.

     E. ADVISORY SERVICES TO NATIONAL HEALTH REALTY, INC. On December 31, 1997, NHC transferred certain assets including mortgage notes receivable (total book value of $94,439,000), the real property of 17 long-term health care centers, six assisted living facilities and one retirement center (total book value of $144,615,000) and related liabilities (total book value of $86,414,000) to National Health Realty, Inc. ("NHR"), a publicly traded Maryland corporation qualified as a real estate investment trust under federal laws, and its operating subsidiary NHR/OP, L.P. (the "Operating Partnership"). NHR/OP, L.P. is a Delaware limited partnership which is the operating entity of NHR. In exchange for the assets transferred, NHC received shares of common stock of NHR. NHC distributed the common stock of NHR to NHC's unitholders at the rate of one share for each unit outstanding on the record date of December 31, 1997. In order to protect the REIT status of NHR, certain NHC unitholders received 1,310,194 units of the Operating Partnership rather than NHR shares.

          NHR was incorporated on September 26, 1997 as a wholly-owned subsidiary of NHC for the purpose of consummating the transactions described above. The distribution of NHR's common stock to NHC unitholders effectively separated NHC and NHR into two independent public companies, although the Board of Directors are identical save for one additional member for NHC.

          NHC has entered into an Advisory Agreement with NHR whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHR's Board of Directors.

          Either party may terminate the Advisory Agreement on 90 days notice at any time after January 1, 2000. NHR may terminate the Advisory Agreement for cause at any time.

          For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC.

          The Advisory Agreement provides that prior to the earlier to occur of (i) termination, for any reason, of the Advisory Agreement or
          (ii) NHC ceasing to be actively engaged as the investment advisor for NHI, NHR will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that NHR will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon its capacities as landlord and note holder of those certain assets conveyed to it.

     F. MANAGED CARE CONTRACTS. The Company has identified a number of potential regional offices, which will be staffed by experienced case managers contracting with health maintenance organizations (HMO's) and insurance carriers for the provision of subacute and other medical specialty services within its regional cluster of centers. Seven case managers were in place by year end 1997. Managed care days have increased from 30,226 in 1995 and 50,113 in 1996 to 71,606 in 1997.

     G. PRINCIPAL OFFICE. The Company maintains its home office staff in Murfreesboro, Tennessee in a building owned by a limited partnership, which is 69.7% owned by NHC.


COMPETITION

     In most of the communities in which the health care centers are operated by the Company, there are other health care centers with which the Company competes. The Company operates 111 long-term health care facilities, all of which are located in the states of Alabama, Florida, Georgia, Indiana, Kentucky, Missouri, South Carolina, Tennessee and Virginia. Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities. There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including the Corporation, dominates any of these state's long-term health care markets, except for some small rural markets which might have only one long-term health care facility. In competing for patients and staff with these centers, the Company depends upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of the Company's health care centers are important in obtaining patients, since members of the patient's family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital. The Company believes that by providing and emphasizing rehabilitative as well as skilled care services at its centers, it will be able to broaden is patient base and to differentiate its centers from competing health care centers.

     As the Company expands into the assisted living market, it constantly monitors proposed or existing competing assisted living centers. The Company's development goal is to link its health care centers with its assisted living centers, thereby obtaining a competitive advantage for both. In certain markets where the Company operates health care centers, the Company believes the assisted living centers in the area to be sufficient or over sufficient for current population, and does not plan current entry in those markets.

     The Company experiences competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees. In order to enhance its competitive position, the Company has an educational tuition loan program, an American Dietary Association approved internship program, a specially designed nurse's aide training class, and makes financial scholarship aid available to physical therapy vocational programs and The Foundation for Geriatric Education. The Company also maintains an "Administrator in Training" course, 24 months in duration, for the professional training of administrators. Presently, the Company has 12 full-time individuals in this program. Four of its eight regional vice presidents and 54 of its 112 health care center administrators have graduated therefrom.

     NHC's employee benefit package offers a tuition reimbursement program. The goal of the program is to insure a well trained qualified work force to meet future demands. While the program is offered to all disciplines, special emphasis has been placed on supporting students in nursing and physical therapy programs. Students are reimbursed at the end of each semester after presenting tuition receipts and grades to management. The program has been successful in providing a means for many bright students to pursue a formal education.


EMPLOYEES

     As of December 31, 1997, the Company's Administrative Services
Contractor plus the Company's managed centers had approximately 16,000 full and part time employees, who are called "Partners" by the Company. This nomenclature will continue even though the Company is now in corporate rather than partnership form. No employees are presently represented by a bargaining unit. The Company believes its current relations with its employees are good.

                                               ITEM 2
                                             PROPERTIES
LONG-TERM HEALTH CARE CENTERS
                                                                              Total    Beds under Development    Joined
State  City         Center                                    Affiliation     Beds     and Special Care Units    NHC
Alabama
     Anniston       NHC HealthCare, Anniston                  Leased          151(1)   55 bed Alzheimer's unit   1973
     Moulton        NHC HealthCare, Moulton                   Leased          136(1)   29 beds under development 1973

Florida
     Brooksville    Brooksville Nursing Manor                 Managed         180      30 bed Alzheimer's unit   1993
     Clearwater     Palm Garden of Clearwater                 Managed(3)      120                                1987
     Coconut Creek  NHC HealthCare, Coconut Creek             Leased(2)       120                                1997
     Crystal River  Cypress Cove Care Center                  Managed         120                                1993
     Dade City      Royal Oak Nursing Center                  Managed         120                                1993
     Daytona Beach  NHC HealthCare, Daytona Beach             Leased(2)        60                                1996
     Ft. Lauderdale NHC of Ft. Lauderdale                     Managed         169                                1984
     Gainesville    Palm Garden of Gainesville                Managed(3)      120      30 bed subacute care unit 1987
     Hudson         Bear Creek Nursing Center                 Managed         120                                1993
     Hudson         NHC HealthCare, Hudson                    Leased(1)       180      50 bed subacute care unit 1986
     Jacksonville   Palm Garden of Jacksonville               Managed(3)      120                                1990
     Lake City      Palm Garden of Lake City                  Managed(3)      120      28 bed Alzheimer's unit   1992
     Largo          Palm Garden of Largo                      Managed(3)      140                                1987
     Largo          Palm Garden of Pinellas                   Managed(3)      120      36 bed subacute care unit 1991
     Madison        Lake Park of Madison                      Managed          79      40 beds under development 1995
     Merritt Island NHC HealthCare, Merritt Island            Leased(1)       180      22 bed Alzheimer's unit   1990
     Miami          The Nursing Center at Mercy               Managed         120                                1995
     Naples         NHC HealthCare, Imperial                  Leased(2)        60      30 beds under development 1994
     Naples         NHC HealthCare, Naples                    Leased(2)        60                                1996
     New Port
         Richey     Heather Hill Nursing Home                 Managed         120                                1993
     Niceville      The Manor at Blue Water Bay               Managed          60      60 beds under development 1993
     N. Miami Beach Palm Garden of N. Miami Beach             Managed(3)      120                                1988
     Ocala          Palm Garden of Ocala                      Managed(3)      180      60 bed subacute care unit 1987
     Ocoee          Ocoee Health Care Center                  Managed         120                                1990
     Orlando        Palm Garden of Orlando                    Managed(3)      120                                1987
     Orlando        NHC HealthCare, Orlando                   Leased(2)       120      30 bed Alzheimer's unit   1997
                                                                                       20 bed subacute care unit
     Palatka        Palatka Health Care Center                Managed         180      20 bed Alzheimer's unit   1989
     Panama City    NHC of Panama City                        Managed         120                                1986
     Pensacola      Palm Garden of Pensacola                  Managed(3)      180      22 bed Alzheimer's unit   1987
     Plant City     NHC HealthCare, Plant City                Leased(1)       171       1 bed under development  1985
     Port Charlotte NHC HealthCare, Port Charlotte            Leased(2)       180      60 bed subacute care unit
                                                                                       30 bed Alzheimer's unit   1994

     Port St. Lucie Palm Garden of Port St. Lucie             Managed(3)      120                                1988
     St. Cloud      Osceola Health Care Center                Managed         120                                1991
     St. Petersburg NHC HealthCare, St. Petersburg            Managed         159                                1984
     Sarasota       Sarasota Health Care Center               Managed         120                                1990
     Stuart         NHC HealthCare, Stuart                    Leased(1)       118      24 bed Alzheimer's unit   1989
                                                                                       35 beds under development
     Sun City       Palm Garden of Sun City                   Managed(3)      120                                1991
     Tampa          Palm Garden of Tampa                      Managed(3)      120                                1987
     Trenton        Medic-Ayers Nursing Center                Managed         120      30 bed Alzheimer's unit   1993
     Vero Beach     Palm Garden of Vero Beach                 Managed(3)      173       7 beds under development 1987
     W. Palm Beach  Palm Garden of West Palm Beach            Managed(3)      162                                1988
     Winter Haven   Palm Garden of Winter Haven               Managed(3)      120                                1987

Georgia
     Ft Oglethorpe  NHC HealthCare, Fort Oglethorpe           Owned(4)        135                                1989
     Rossville      NHC HealthCare, Rossville                 Leased(1)       112                                1971

Indiana
     Brownsburg     Brownsburg Health Care Center             Managed         178      20 bed Alzheimer's unit   1990
     Castleton      Castleton Health Care Center              Managed         120      18 bed Alzheimer's unit   1990
     Evansville     Center for Geriatric Nursing              Managed         156                                1997
     Ladoga         Ladoga Health Care Center                 Managed          95                                1990
     Logansport     Camelot Care Center                       Managed          75                                1997
     Markle         Markle Health Care                        Managed          66                                1997
     Plainfield     Plainfield Health Care Center             Managed         199      22 bed Alzheimer's unit   1990
     Westfield      Westfield Village Health Care             Managed          80                                1997

Kentucky
     Dawson Springs NHC HealthCare, Dawson Springs            Leased(1)        80                                1973
     Glasgow        NHC HealthCare, Glasgow                   Leased(1)       206                                1971
     Madisonville   NHC HealthCare, Madisonville              Leased(1)        94                                1973

Missouri
     Desloge        NHC HealthCare, Desloge                   Leased(1)       120                                1982
     Joplin         NHC HealthCare, Joplin                    Leased(1)       126                                1982
     Kennett        NHC HealthCare, Kennett                   Leased(1)       160      10 beds under development 1982
     Macon          Macon Health Care Center                  Managed         120                                1982
     Osage Beach    Osage Beach Health Care Center            Managed         120                                1982
     St. Charles    NHC HealthCare, St. Charles               Leased(1)       120                                1982
     St. Louis      NHC HealthCare, Maryland Heights          Leased(1)       220                                1987
     Springfield    Springfield Health Care Center            Managed         120                                1982
     West Plains    West Plains Health Care Center            Leased(2)       120                                1982

South Carolina
     Aiken          Mattie C. Hall Health Care Center         Managed         176      44 bed Alzheimer's unit   1982
     Anderson       NHC HealthCare, Anderson                  Leased(1)       290                                1973
     Clinton        NHC HealthCare, Clinton                   Leased(2)       131                                1993
     Columbia       NHC HealthCare, Parklane                  Leased(2)       120      30 bed Alzheimer's unit   1997
     Greenwood      NHC HealthCare, Greenwood                 Leased(1)       152                                1973
     Greenville     NHC HealthCare, Greenville                Leased(2)       176                                1992
     Laurens        NHC HealthCare, Laurens                   Leased(1)       176                                1973
     Lexington      NHC HealthCare, Lexington                 Leased(2)        88      12 bed subacute care unit 1994
                                                                                       32 beds under development
     Mauldin        NHC HealthCare, Mauldin                   Leased(2)       120                                1997
     Murrells Inlet NHC HealthCare, Garden City               Leased(2)        88                                1992
     North Augusta  NHC HealthCare, North Augusta             Leased(2)       132                                1991
     Sumter         NHC HealthCare, Sumter                    Managed         123                                1985

Tennessee
     Athens         NHC HealthCare, Athens                    Leased(1)        98                                1971
     Carthage       Smith County Health Care Center           Managed         128                                1997
     Chattanooga    NHC HealthCare, Chattanooga               Leased(1)       212      20 bed sub-acute care     1971
     Columbia       NHC HealthCare, Columbia                  Leased(1)       120      12 bed subacute care unit 1973
     Columbia       NHC HealthCare, Hillview                  Leased(1)        98                                1971
     Columbia       Maury Regional Hospital                   Managed          20                                1997
     Cookeville     NHC HealthCare, Cookeville                Managed          96                                1975
     Dickson        NHC HealthCare, Dickson                   Leased(1)       197                                1971
     Dunlap         NHC HealthCare, Sequatchie                Leased(1)        60      60 beds under development 1976
     Franklin       Franklin Manor                            Leased(2)        47                                1997
     Franklin       NHC HealthCare, Franklin                  Leased(1)        84                                1979
     Hendersonville NHC HealthCare, Hendersonville            Leased(1)       117                                1987
     Johnson City   NHC HealthCare, Johnson City              Leased(1)       179      18 bed Alzheimer's unit   1971
     Knoxville      NHC HealthCare, Fort Sanders              Owned(4)        180      12 bed subacute unit      1977
     Knoxville      NHC HealthCare, Knoxville                 Leased(1)       152                                1971
     Lawrenceburg   NHC HealthCare, Lawrenceburg              Managed          97                                1985
     Lawrenceburg   NHC HealthCare, Scott                     Leased(1)        62                                1971
     Lewisburg      NHC HealthCare, Lewisburg                 Leased(1)        95                                1971
     Lewisburg      NHC HealthCare, Oakwood                   Leased(1)        62                                1973
     McMinnville    NHC HealthCare, McMinnville               Leased(1)       150                                1971
     Milan          NHC HealthCare, Milan                     Leased(1)       129                                1971
     Murfreesboro   AdamsPlace                                Leased(2)        40      20 beds under development 1997
     Murfreesboro   NHC HealthCare, Murfreesboro              Managed         190      69 bed subacute care unit 1974
     Nashville      The Health Center of Richland Place       Managed          98                                1992
     Nashville      NHC HealthCare, Nashville                 Leased(1)       133                                1975
     Nashville      West Meade Place                          Managed         120                                1993
     Oak Ridge      NHC HealthCare, Oak Ridge                 Managed         130                                1977
     Pulaski        NHC HealthCare, Pulaski                   Leased(1)       104                                1971

     Smithville     NHC HealthCare, Smithville                Leased(1)       107                                1971
     Somerville     NHC HealthCare, Somerville                Leased(1)        72                                1976
     Sparta         NHC HealthCare, Sparta                    Leased(1)       150                                1975
     Springfield    NHC HealthCare, Springfield               Leased(1)       112                                1973


Virginia
     Bristol        NHC HealthCare, Bristol                   Leased(1)       120                                1973

ASSISTED LIVING UNITS
State  City         Center                                 Affiliation       Assisted Living Units
Alabama
     Anniston       NHC Place/Anniston (free-standing)     Leased(2)         68 bed assisted living unit

Florida
     Merritt Island NHC Place/Merritt Island
                       (free-standing)                     Leased(2)         84 bed assisted living unit
     Naples         NHC HealthCare, Imperial               Leased(2)         60 bed assisted living unit
     Naples         NHC HealthCare, Naples                 Leased(1)         36 bed assisted living unit
     Stuart         NHC Place/Stuart (free-standing)       Leased(2)         84 bed assisted living unit
     Vero Beach     NHC Place/Vero Beach (free-standing)   Leased(2)         84 bed assisted living unit
     W. Palm Beach  Palm Garden of West Palm Beach         Managed(3)        25 bed assisted living unit

Missouri
     St. Charles    Lake St. Charles Retirement Center     Leased(1)         25 bed assisted living unit
     St. Peters     NHC Place (free-standing)                                100 bed assisted living unit

Tennessee
     Dickson        NHC HealthCare, Dickson                Leased(1)         20 bed assisted living unit
     Johnson City   NHC HealthCare, Johnson City           Leased(1)         15 bed assisted living unit
     Murfreesboro   AdamsPlace (free-standing)             Leased(2)         84 bed assisted living unit
     Nashville      Richland Place                         Managed           32 bed assisted living unit
     Somerville     NHC HealthCare, Somerville             Leased(1)         12 bed assisted living unit

RETIREMENT APARTMENTS

State  City         Retirement Apartments                  Affiliation       Units                  Established

Missouri
     St. Charles    Lake St. Charles Retirement Apartments Leased(1)          155                      1984

Tennessee
     Chattanooga    Parkwood Retirement Apartments         Leased(1)           32                      1986
     Johnson City   Colonial Hill Retirement Apartments    Leased(1)           63                      1987
     Murfreesboro   AdamsPlace                             Leased(2)           53                      1997
     Nashville      Richland Place Retirement Apartments   Managed            137                      1993

HOMECARE PROGRAMS
State  City         Homecare Programs                         Affiliation                             Established
Florida
     Blountstown    NHC HomeCare of Blountstown               Owned                                   1994
     Carrabelle     NHC HomeCare of Carrabelle                Owned                                   1994
     Chipley        NHC HomeCare of Chipley                   Owned                                   1994
     Crawfordville  NHC HomeCare of Crawfordville             Owned                                   1994
     Madison        NHC HomeCare of Madison                   Owned                                   1994
     Marianna       NHC HomeCare of Marianna                  Owned                                   1994
     Ocala          NHC HomeCare of Ocala                     Owned                                   1996
     Panama City    NHC HomeCare of Panama City               Owned                                   1994
     Panama City    NHC Private Nursing                       Owned                                   1994
     Perry          NHC HomeCare of Perry                     Owned                                   1994
     Port St. Joe   NHC HomeCare of Port St. Joe              Owned                                   1994
     Quincy         NHC HomeCare of Quincy                    Owned                                   1994
     Stuart         NHC HomeCare of Stuart                    Owned                                   1996
     Tallahassee    NHC HomeCare of Tallahassee               Owned                                   1994
     Vero Beach     NHC HomeCare of Vero Beach                Owned                                   1997

South Carolina
     Aiken          NHC HomeCare of Aiken                     Owned                                   1996
     Greenwood      NHC HomeCare of Greenwood                 Owned                                   1996
     Laurens        NHC HomeCare of Laurens                   Owned                                   1996

Tennessee
     Athens         NHC HomeCare of Athens                    Owned                                   1984
     Chattanooga    NHC HomeCare of Chattanooga               Owned                                   1985
     Columbia       NHC HomeCare of Columbia                  Owned                                   1977
     Cookeville     NHC HomeCare of Cookeville                Owned                                   1976
     Dickson        NHC HomeCare of Dickson                   Owned                                   1977
     Johnson City   NHC HomeCare of Johnson City              Owned                                   1978
     Kingsport      NHC HomeCare of Kingsport                 Owned                                   1997
     Knoxville      NHC HomeCare of Knoxville                 Owned                                   1977
     Lawrenceburg   NHC HomeCare of Lawrenceburg              Owned                                   1977
     Lebanon        NHC HomeCare of Lebanon                   Owned                                   1997
     Lewisburg      NHC HomeCare of Lewisburg                 Owned                                   1977
     McMinnville    NHC HomeCare of McMinnville               Owned                                   1976
     Milan          NHC HomeCare of Milan                     Owned                                   1977
     Murfreesboro   NHC HomeCare of Murfreesboro              Owned                                   1976
     Pulaski        NHC HomeCare of Pulaski                   Owned                                   1985
     Somerville     NHC HomeCare of Somerville                Owned                                   1983
     Sparta         NHC HomeCare of Sparta                    Owned                                   1984
     Springfield    NHC HomeCare of Springfield               Owned                                   1984

(1)  Leased from NHR
(2)  Leased from NHR
(3) Managed by NHC for FCC. NHC and FCC are currently involved in litigation regarding certain of these management agreements. See "Legal Proceedings."
(4) NHC HealthCare/Fort Oglethorpe and NHC HealthCare/Fort Sanders are owned by separate limited partnerships. The Company owns approximately
     80% of the partnership interest in Fort Oglethorpe and 25% of the partnership interest in Fort Sanders.
(5)  Currently under construction.

                              ITEM 3
                        LEGAL PROCEEDINGS

     In March 1996, Florida Convalescent Centers, Inc. (FCC), an independent Florida corporation for whom NHC manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. Pursuant to written agreements between the parties, NHC valued the center, offering to either purchase the center at the price so valued or FCC could elect to pay NHC certain deferred compensation based upon that value. FCC responded on March 26, 1996, by filing a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting the court to interpret the parties' rights under their contractual arrangements, and naming NHC and its then general partners as defendants.

     In January 1997, FCC notified NHC that it intends to terminate its management contracts with NHC as they become eligible for termination. Four such contracts matured in 1997 and the expiration date of a fifth center is in dispute; however, FCC has agreed that NHC will remain as manager of all centers until a final decision is reached by the Sarasota Court. The balance of the FCC contracts may be terminated in the years 2001-2003, although some of those dates are in dispute.

     Since the original suit was filed, FCC has amended its complaint five times, the most recent amendment being in January 1998. These amendments assert numerous claims against NHC including claims for breach of all management agreements between the parties; for a declaration that FCC does not owe any deferred contingent fees to NHC or, if so, a declaration that such deferred fees constitute usurious interest; that the recorded mortgages securing FCC's debt to NHC do not secure payment of the deferred contingent fees; for breach of a 1994 loan agreement between FCC and defendants related to the construction of a facility in Orlando; for business libel; for breach of fiduciary duty arising from defendants' alleged obstruction of FCC's right to audit; from defendants' alleged failure to properly manage FCC's facilities; from defendants' alleged self dealing by causing FCC and defendants or their affiliates to enter into contracts that are not customary or usual in the industry; and (most recently) a breach resulting from NHC's conversion from a publicly traded partnership into a publicly traded corporation effective December 31, 1997. In addition to declaratory relief, FCC asserts that it is entitled to unspecified damages and has the right to terminate all of the management agreements between the parties for cause. The defendants have answered denying all of FCC's claims and asserting a counterclaim against FCC.

     On November 5, 1997, the trial court ruled against FCC's Partial Motion for Summary Judgment in which they asked the Court to order that the mortgages securing NHC's loans and guarantees to FCC did not secure the deferred compensation due upon termination of the contract. The Court stated as follows: "Defendants (NHC) are not required to release the encumbered properties from the mortgage liens until all secured amounts, including deferred contingency fees, are paid". In January, 1998, FCC filed with the Sarasota Court a Motion for Summary Judgment alleging all FCC management contracts were breached upon NHC's conversion into a corporation. NHC has responded to this motion with numerous affidavits and the Court has scheduled a hearing on May 7, 1998. The Court has also set a trial date for the Fifth Amended Complaint commencing October 26, 1998.

     The loss of management contract revenue on an individual FCC center would not have a material impact on NHC, but the loss of the revenues from all sixteen centers would have a material impact. This impact could be offset, however, by the receipt by NHC of the deferred contingency fee and/or the fact that NHC might purchase some or all of the facilities, thus allowing the revenues to be operating income for NHC; provided such fees or rights are not disallowed by the lawsuit.

     NHC is also a defendant in a lawsuit styled Braeuning, et al vs.
National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997, and service of process occurred on July 8, 1997, with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District Court to the Tampa, Florida, District Court. NHC has filed its Answer denying the allegations. The suit alleges that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleges that NHC improperly allocated of skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act". NHC has denied all allegations and believes the facts will vindicate its position. The individual plaintiff Braeuning has amended the suit to allege that he was "retaliatory discharged" from his position due to the filing of the suit. In an order (March 13, 1998) denying Braeuning's Motion for Summary Judgment on this issue, the court stated, "That the defendants have submitted a legitimate non-retaliatory reason for firing Mr. Braeuning casts significant doubt on Mr. Braeuning's likelihood of success on the merits."

     In regard to the substantive allegations contained in the lawsuit, NHC believes that the cost report information of its centers has been either appropriately filed or, upon appropriate amendment, will reflect adjustments only for the correction of unintentional misallocations. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A number of amended cost reports have been filed and NHC will continue to schedule and prepare revised cost reports and exception requests. NHC's self audit process has been approved by the plaintiffs and NHC has retained a nationally recognized accounting firm to review the self audit process. It is anticipated that all cost report years in question will be reviewed prior to there being further action in this matter at the judicial level. The cost report periods under review include periods from 1991 through 1996, plus the 1997 reports as they are initially filed.

     Adjustments to the reimbursable cost claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue), while adjustments to owned or leased centers would impact the Company's financial statements. NHC intends to continue it's revenue policy which is not to reflect routine cost limit exception requests as income until the process, including cost report audits, until this matter is completed. NHC will continue to fully cooperate with the government in an attempt to determine dollar amounts involved, and will and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the suit. An adverse determination in the lawsuit could subject NHC to settlements which could have a material negative impact on the financial position or results of operations of NHC.

     In October 1996, two managed centers in Florida were audited by representatives of the regional office of the Office of the Inspector General ("OIG"). As part of these audits, the OIG reviewed various records of the facilities relating to allocation of nursing hours and contracts with suppliers of outside services. At one center the OIG indicated during an exit conference that it had no further questions but has not yet issued a final report. At the second facility, which is one of four named in the Braeuning lawsuit, the OIG determined that certain records were insufficient and NHC supplied the additional requested information. These audits have been incorporated into the lawsuit. Florida is one of the states in which governmental officials are conducting "Operation Restore Trust", a federal/state program aimed at detecting and eliminating fraud and abuse by providers in the Medicare and Medicaid programs. The OIG has increased its investigative actions in Florida (and has now opened a Tennessee office) as part of Operation Restore Trust.

     There is certain additional litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.


                              ITEM 4
       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


                             PART II
                             -------


                              ITEM 5
              MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED UNITHOLDER MATTERS

          The partnership units of National HealthCare L.P. and the shares of common stock of National HealthCare Corporation were and are traded on the American Stock Exchange under the symbol NHC. The closing price for the NHC units on Wednesday, December 31, 1997 was $56.00 and the price opened at $39.375 on January 5, 1998 reflecting the spinoff of the National Health Realty, Inc. shares. NHR opened trading for $17.00 per share that same day. On December 31, 1997, NHC had approximately 4,713 unitholders, comprised of 2,171 unitholders of record and an additional 2,542 unitholders indicated by security position listings. The following table sets out the quarterly high and low sales prices of NHC's units of partnership interest. The cash distributions per unit during each quarter are also shown.

                            Unit Prices      Cash Distributions
                           High      Low     Declared Per Unit
-----------------------------------------------------------------------
          1996
          1st Quarter         $41.125   $37.125        $ .52
          2nd Quarter          41.375    34.875          .52
          3rd Quarter          39.875    37.000          .52
          4th Quarter          45.000    37.500          .60
------------------------------------------------------------------------
          1997
          1st Quarter         $47.250   $44.250        $ .60
          2nd Quarter          46.188    40.750          .60
          3rd Quarter          59.250    44.375          .60
          4th Quarter          61.875    53.625          .60
-----------------------------------------------------------------------

     NHC paid cash distributions on its outstanding partnership units related to reporting years as follows: 1994, $1.35 per unit; 1995, $1.98 per unit; 1996, $2.16 per unit; and 1997, $2.40 per unit. The Company's policy while in partnership form was to distribute 60% of its taxable income to its partners. The Company has announced that it does not currently plan to declare dividends as a corporation.

                             ITEM 6
                    SELECTED FINANCIAL DATA

  The following table represents selected financial information with respect to the Company for the five years ended December 31, 1997. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

                                Year Ended December 31,
                        1997      1996      1995      1994     1993
                    (in thousands, except unit and per unit data)
Operating Data:
Revenue               $463,477  $386,266  $349,398  $298,192  $269,858
Expenses               426,260   356,980   328,283   282,339   232,296
Income before
   income taxes         37,217    29,286    21,115    15,853    37,562
Income taxes               209       ---       ---       ---       ---
Net income              37,008    29,286    21,115    15,853    37,562

Earnings per unit:
  Basic                   4.17  $   3.48  $   2.67  $   2.03  $   4.85
  Diluted                 3.58      2.97      2.32      1.80      4.05

Balance Sheet Data:
Total assets          $230,181  $404,740  $355,491  $396,133  $344,680
Long-term debt          60,227   124,678   100,871   104,243    54,625
Debt serviced by
  other parties         16,676    32,857    40,771    89,764   112,116
Partners' capital          ---   128,537   108,899   101,006    92,526
Shareowners' equity     37,736       ---       ---       ---       ---

Cash distributions
  declared per unit/share:
    Quarterly and
      year end        $   2.40  $   2.16  $   1.98  $   1.35  $    .88
    Special                ---       ---       ---       ---      1.10

                              ITEM 7
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview--

  National HealthCare Corporation ("NHC" and formerly National HealthCare L.P.) is a leading provider of long-term health care services. NHC operates or manages 111 long-term health care centers with 14,071 beds in nine states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare
programs, and facilities for assisted living.   NHC also operates retirement
centers.

Results of Operations--

  The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 1997, 1996 and 1995.

                    PERCENTAGE OF NET REVENUES
Year Ended December 31                1997           1996           1995
Revenues:
   Net patient revenues               88.7%          88.5%          88.1%
   Other revenues                     11.3           11.5           11.9
       Net revenues                  100.0          100.0          100.0
Costs and expenses:
   Salaries, wages and benefits       55.8           54.3           54.1
   Other operating                    29.8           31.8           30.9
   Depreciation and amortization       3.6            3.5            4.2
   Interest                            2.8            2.8            4.8
       Total costs and expenses       92.0           92.4           94.0
Income before income taxes             8.0%           7.6%           6.0%

  The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)
                                       1997 vs. 1996      1996 vs. 1995
                                     -----------------   -----------------
(dollars in thousands)               Amount    Percent   Amount    Percent
                                     ------    -------   ------    -------
Revenues:
   Net patient revenues              $69,145      20.2%  $33,849     11.0%
   Other revenues                      8,066      18.1     3,019      7.3
       Net revenues                   77,211      20.0    36,868     10.6
Costs and expenses:
   Salaries, wages and benefits       48,680      23.2    20,660     10.9
   Other operating                    15,155      12.3    15,090     14.0
   Depreciation & amortization         3,185      23.3      (915)    (6.3)
   Interest                            2,260      21.0    (6,138)   (36.3)
       Total costs and expenses       69,280      19.4    28,697      8.7
Income before income taxes           $ 7,931      27.1%  $ 8,171     38.7%

     NHC's owned or leased long-term health care centers and contract therapy services provided 78% of net revenues in 1997 and 1996 and 76% in 1995. Homecare programs provided 12% of net revenues in 1997, 13% in 1996 and 15% in 1995.

    The overall census in owned or leased centers for 1997 was 92.2% compared to 93.6% in 1996 and 93.0% in 1995. The census excluding acquisitions and new openings was 94.4%, 93.8% and 93.0%, respectively, for
the same periods.   NHC opened a net of 1,189 new owned, leased or managed
long-term care beds in 1997.

    Approximately 56% (1997) and 60% (1996 and 1995) of NHC's net revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. NHC generally expects final determinations to occur two to three years subsequent to the year in which amounts are earned. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized. NHC has submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. NHC has received approval on certain requests and others are pending approval. NHC will record revenues associated with the approved requests when such approvals, including cost report audits, are assured.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

<page
1997 Compared to 1996--

    In 1997, NHC achieved strong annual growth in earnings, earnings per unit, and revenues. Net income totaled $37,008,000, a 26% increase over the comparable prior year amount. Basic earnings per unit totaled $4.17, a 20% increase. Net revenues totaled $463,477,000, a 20% increase. NHC's pretax net margin ratio, which is defined as pretax net income divided by net revenues, increased to 8.0% from 7.6% in 1996 and 6.0% in 1995, illustrating that NHC has been able to grow its revenues at a faster rate than its expenses.

    The growth in net patient revenues in 1997 occurred primarily in long-term care services, rehabilitative care services, and homecare services.

    Improved revenues in long-term care were due primarily to increased types and levels of services being offered and to increases in private pay and third party billing rates. Additionally, the total number of owned or leased beds increased by 468 beds from 6,221 beds at the end of 1996 to 6,689 beds at the end of 1997. During 1997 and 1996, NHC had 46 and 48, respectively, owned or leased centers which operated at Medicare costs higher than the routine cost limits.

    Revenues also improved during 1997 due to continued emphasis on rehabilitative care services. To boost the ability to offer physical, speech and occupational therapy to greater numbers of patients, NHC increased its staff of professionally licensed therapists by 15% to 1,155 therapists in 1997 and by 26% to 1,005 therapists in 1996. Six hundred twenty-nine (629) companies, including homecare companies, school systems, hospitals, a sports medicine company and outpatient clinics contracted for NHC's rehabilitative services in 1997, which number is up from 586 companies in 1996. Revenues from therapy services in 1997 were also enhanced by the favorable resolution of certain prior years cost report issues with fiscal intermediaries.

    Homecare revenues improved due to increased payor rates, offset in part by decreased numbers of visits at NHC's 36 Florida, Tennessee and South Carolina homecare locations. There were 731,000 homecare visits in 1997 compared to 754,000 visits in 1996. The decreased number of visits is due primarily to NHC's early adaptation to changes in Medicare reimbursement for home health care services brought about by the Balanced Budget Act of 1997.

    Other revenues, which increased 18.1% in 1997, are more fully detailed in Note 6 to the financial statements. The majority of the increase in other revenues is attributable to the increase in revenues from management services, which grew 18.5% in 1997. The revenues from management services increased due to the increased number of beds being managed for others, increased amounts and types of management and other support services being offered, and increased interest income from higher principal amounts on loans to managed centers. In 1997, four long-term care centers and 517 long-term care beds came under new management contracts. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general. NHC's management contracts are generally long-term (up to ten years) and include equity participation agreements and the right of first refusal upon the sale of the property. (See "Transfers to National Health Realty" and "Litigation" below for factors which may reduce future revenues from management services.)

    Increases in salaries, wages and benefits in 1997 are attributable to the increase in staffing levels due to long-term care bed additions, and the expansion of assisted living services, rehabilitation services and homecare services. Further contributing to higher costs of labor are inflationary increases for salaries and the associated benefits. Salaries, wages and benefits increased also due to forgiveness by NHC of the debt of certain key employees related to stock options which had been exercised in previous years. The debt forgiveness was to reward employees for prior years service and is also contingent upon the employees remaining employed with NHC through certain future dates. Labor costs are the most significant costs of NHC.

    Operating costs have increased due to the increased numbers of long-term care beds in operation, the expansion of assisted living services, the expansion of rehabilitative services, the expansion of homecare services, and the growth in management services.

    Depreciation and amortization increased as a result of NHC's placing of newly constructed or purchased assets in service and due to capital improvements at existing properties.

    Interest expense increased due to additional borrowing for newly constructed long-term care beds and assisted living apartments.


1996 Compared to 1995--

    In 1996, NHC achieved record earnings while growing in the variety and quality of services offered. Results for 1996 included a 39% increase in net income, a 30% increase in basic earnings per unit, and a 11% increase in net revenues.

    The growth in revenues in 1996 occurred in long-term care services, in rehabilitative and managed care services and in management services.

    Improved revenues in long-term care were due in part to increased numbers of owned beds having been placed in service. In 1996, 130 beds were opened or acquired in owned and leased centers. Furthermore, 111 long-term care beds which had been added in 1995 had improved occupancy rates in 1996. Also contributing to improved revenues in long-term care were increases in types and levels of services being offered and in private pay and third party payor rates. Increases in third party payor rates were held down in part by the negative impact of routine cost limits for Medicare certified nursing homes. During 1996 and 1995, NHC had 48 and 44, respectively, owned or leased centers which operated at Medicare costs higher than the ceiling.

    Homecare revenues improved due to increased payor rates and number of visits at NHC's 16 additional Tennessee locations. At all locations, there were 754,000 visits in 1996 compared to 717,000 visits in 1995.

    Revenues also improved during 1996 as a result of NHC's increased emphasis on rehabilitative and managed care services. To boost the ability to offer physical, speech and occupational therapy to greater numbers of patients, NHC increased its staff of professionally licensed therapists from nearly 800 last year to over 1,000 in 1996. Over 585 companies, including school systems, hospitals, homecare companies and outpatient clinics contracted for NHC's rehabilitative services in 1996, which number is up from 420 companies in 1995.

    Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 13% in 1996 due to increased management fees and increased interest income from higher principal amounts on loans to managed centers. In 1996, 60 additional long-term care beds came under management contract. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general. (See "Transfers to National Health Realty" and "Litigation" below for factors which may reduce future revenues from management services.)

    Increases in salaries, wages and benefits in 1996 were attributable to the increase in staffing levels due to long-term care bed additions and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor were inflationary increases for salaries and the associated benefits.

    Operating costs increased due to the increased numbers of beds in operation, the expansion of rehabilitative and managed care services, the growth in management services provided to others, and due to the increase in rent expense as explained below.

    Depreciation expense and interest expense both decreased compared to last year due primarily to capital transactions which occurred in 1995.
During December 1995, National Health Investors, Inc. ("NHI") prepaid debt on which NHC had also been obligated in the amount of $20,544,000. In addition, NHC was released from its obligation on approximately $25,324,000 of debt which had been transferred to NHI in 1991. Since NHC is no longer obligated on transferred debt in the amount of $45,868,000, debt serviced by other parties and assets under arrangement with other parties was reduced by $45,868,000.

    The leases with NHI provide that NHC shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which NHC has been released as a direct obligor. As a result, other operating expenses are increased by the amount of the rent payments, depreciation is decreased by the amount of depreciation formerly charged on assets under arrangement with other parties and interest expense is decreased by the amount of interest expense formerly associated with the debt serviced by other parties.

Growth and Development--

    NHC plans to continue to expand its continuum of care to the elderly by offering a comprehensive range of services through related or separately structured health care centers, homecare programs, specialized care units, pharmacy operations, rehabilitative services, assisted living centers and retirement centers.

    During 1997, NHC grew its long-term health care business by acquiring or constructing additions totaling 721 licensed beds at six owned or leased health care centers and totaling 468 licensed beds at five managed health care centers. All in all, 1,189 owned, leased or managed long-term care beds were added in 1997. These additions increased the total number of owned, leased or managed centers from 100 centers to 111 centers and the total number of licensed beds from 12,882 beds to 14,071 beds.

    At December 31, 1997, NHC had under construction 447 long-term care beds at four new or existing owned or leased centers, all of which are expected to open during 1998. NHC also has been granted governmental certificates of need to permit construction of 356 beds at seven owned or leased locations and 137 beds at five managed locations which are expected to start construction during 1998.

    NHC has identified the assisted living market as an expanding area for the delivery of health care and hospitality services. Assisted living centers provide basic room and board functions for the elderly with on-staff availability to assist in minor medical and living needs on an as needed basis. NHC currently operates 14 assisted living projects, nine of which are located within the physical structure of a long-term care center or retirement center and five of which are freestanding. It is expected that NHC will complete construction of one assisted living project with 84 units and start construction of four additional assisted living projects with 264 units in 1998. Certificates of need are not required to build assisted living projects.

Liquidity, Capital Resources and Financial Condition--

    During 1997, NHC spent approximately $34,827,000 on construction, acquisitions and routine capital expenditures, $21,021,000 on cash distributions to partners, $30,286,000 as principal payments and financing costs on debt, and $38,436,000 to invest in notes receivable. These and other cash needs were financed through cash on hand; cash flow from operations of $35,224,000; the collection of long-term notes receivable, loan participation agreements, investments and receivables related to stock options of $41,787,000; the issuance of $65,319,000 of debt and convertible notes and the issuance of partnership units for $2,344,000.

    NHC is committed to spend approximately $17,105,000 for ongoing construction contracts. NHC has also guaranteed approximately $68,499,000 of debt of certain health care centers which NHC manages for others. At December 31, 1997, NHC expects to have no additional liability as a result of its debt guarantees.

For all financial instruments except the subordinated convertible notes, NHC believes that the financial statement carrying amounts approximate fair value at December 31, 1997. The fair value of the subordinated convertible notes were estimated based on quoted market prices.

Transfers to National Health Realty--

  At December 31, 1997, NHC transferred certain assets, liabilities and equity to National Health Realty, Inc. ("NHR"), a real estate investment trust. NHC received in exchange all of the common stock or other equity interests of NHR, which was transferred to NHC's unitholders. Concurrent with the transfer to NHR, NHC leased from NHR the real property which had been transferred.


Effect of the Transfer on Results of Operations--

  Because the transfer of assets and liabilities to NHR occurred at the end of the year, the transfer had no material effect on 1997 results of operations. Had the transfer occurred at the beginning of the year, interest income would have been reduced for the interest income on notes receivable transferred ($9,263,000) and operating expenses would have been increased by the rent expense on the property transferred ($12,417,000). These reductions in net income would have been offset in part by the reduction of interest expense on debt transferred ($4,943,000), by the reduction of depreciation expense on assets transferred ($4,695,000) and by the receipt of an advisory fee from NHR under an advisory agreement ($433,000).

  The net effect of these transactions would have been to reduce pretax net income by approximately $11,609,000 from $37,217,000 as reported to approximately $25,608,000 and to reduce diluted earnings by $1.07 per share from $3.58 per share as reported to $2.51 per share.


Effect of the Transfer on Liquidity and Financial Condition--

  Assets transferred to NHR included mortgage notes receivable (total book value of $94,439,000), as well as the real property of 17 long-term health care centers, six assisted living facilities and one retirement center (total book value of $144,615,000) and related liabilities (total book value of $86,414,000).

  Equity transferred to NHR totaled $152,640,000. The transfer changed the ratio of long-term debt to equity from 1.0:1 prior to the transfer to 2.5:1 after the transfer. Subordinated convertible debentures in the amount of $19,152,000 may be converted at a price of $15.2063 per share into 1,259,478 shares of both NHC and NHR. Conversion of the subordinated convertible debentures would change the ratio of long-term debt to equity to 1.4:1. The current ratio is 1.6:1 at December 31, 1997 and working capital is $44,498,000.

    NHC's current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, its borrowing capacity are expected to be adequate to finance NHC's operating requirements and growth and development plans for 1998 and into 1999.

Restructure from Limited Partnership to Corporation--

  Under the Revenue Act of 1987, NHC and certain other similar publicly traded partnerships were permitted to be taxed as partnerships and not as corporations through the 1997 tax year. Effective with the 1998 tax year, however, NHC will be subject to federal income taxes. In response to the governmentally mandated loss of partnership tax status, the holders of NHC general and limited partnership units approved a plan of restructure whereby, on December 31, 1997, NHC converted from a limited partnership to a corporation. All partnership units outstanding on December 31, 1997 were effectively converted into shares of common stock. The restructure from a limited partnership to a corporation had no effect on the liquidity or financial condition of NHC.

Cash Dividends--

  NHC may pay dividends at the discretion of the Board of Directors. NHC, as restructured, does not anticipate initially paying dividends.

New Accounting Pronouncements--

  In 1997 NHC adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosure of Information About Capital Structure". The adoption of the provisions of these accounting pronouncements did not have a material impact on NHC's financial condition or results of operations.

Impact of Inflation--

  Reimbursement rates under the Medicare and Medicaid programs generally reflect the underlying increases in costs and expenses resulting from inflation. For this reason, the impact of inflation on profitability has not been significant.

Health Care Legislation--

  During 1997, the Federal government enacted the Balanced Budget Act of
1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system under the Medicare program during a three year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. Home health agencies must also transition from a cost-based reimbursement system to a prospective payment system beginning in 1999. The BBA also contains certain measures that could lead to future reductions in

Medicare therapy cost reimbursement and Medicaid payment rates. Given the recent enactment of the BBA, NHC is unable to predict the ultimate impact of the BBA on its future operations. However, any reductions in government spending for long-term health care would likely have an adverse effect on the operating results and cash flows of NHC. NHC will attempt to increase nongovernmental revenues and continue the expansion of its service component income in order to offset any loss of governmental revenues as a result of the enactment of the BBA. The President's 1998-99 budget proposal also calls for the imposition of new provider paid service fees.

Litigation--

  As discussed in more detail in Note 15 to the financial statements, NHC is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act", with the government participating as an intervening plaintiff. The suit alleges that NHC has submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary cost centers" and improper allocation of skilled nursing service hours in four managed centers. NHC is cooperating fully with the government and is aggressively pursuing an amicable settlement. Adjustments to the reimbursable cost claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue), while adjustments to owned or leased centers would impact the Company's financial statement. An adverse determination in the lawsuit could subject NHC to repayments which could have a material negative impact on the financial position or results of operations of NHC.

  Also as discussed in more detail in Note 15 to the financial statement, NHC is a defendant in a lawsuit filed by Florida Convalescent Centers, Inc. ("FCC"), an independent Florida corporation for whom NHC manages 16 licensed nursing centers in Florida. Under the suit, FCC seeks to terminate all of its management agreements with NHC. NHC has filed an answer denying all of FCC's claims and asserting a counterclaim against FCC.

  The loss of management contract revenue on an individual FCC center would not have a material impact on NHC, but the loss of the revenues from all sixteen centers would have a material impact. This impact could be offset, however, by the receipt by NHC of the deferred contingency fee and/or the fact that NHC might purchase some or all of the facilities, thus allowing the revenues to be maintained by NHC; provided such fees or rights are not disallowed by the law suit.

Year 2000 Compliance--

  NHC is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. NHC does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. NHC does not anticipate any material disruption in its operations as a result of any failure by NHC to be in compliance. NHC does not currently have any information concerning Year 2000 compliance status of its suppliers, customers and third party payors. In the event that any of NHC's significant suppliers, customers or third party payors do not successfully and timely achieve Year 2000 compliance, NHC's business or operations could be adversely affected.



                              ITEM 8
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following table sets forth selected quarterly financial data for the two most recent fiscal years.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands, except per unit amounts)

                             1st       2nd       3rd       4th
                           Quarter   Quarter   Quarter   Quarter(A)
1997                       -------   -------   -------   ----------
Net Revenues               $105,863  $106,191  $111,989  $139,434
Net Income                    6,958     7,342     9,377    13,331
Basic Earnings Per Unit        .790      .830     1.060     1.480
Diluted Earnings Per Unit      .690      .720      .910     1.230

1996

Net Revenues               $ 92,155  $ 91,629  $ 95,818  $106,664
Net Income                    5,465     6,007     8,070     9,744
Basic Earnings Per Unit        .650      .710      .960     1.150
Diluted Earnings Per Unit      .560      .620      .810      .990

  Note A: In the fourth quarters of 1996 and 1997 net revenues and income were increased by approximately $2,400,000 ($.28 per unit, basic and $.23 per unit, diluted) and by $4,000,000 ($.45 per unit, basic and $.36 per unit, diluted), respectively, due to enhanced retroactive Medicare and Medicaid reimbursement which, if known, would have been reported periodically throughout the year.

  The financial statements are included as Exhibit 13 and are incorporated in this Item 8 by reference.

                              ITEM 9
       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no disagreements on accounting and financial disclosure.



                             PART III
                             --------

                             ITEM 10
          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


  DIRECTORS AND EXECUTIVE OFFICERS: The Company is managed by its Board of Directors, all but one of which were on the Board of Directors of the Company's Managing General Partner when the Company was organized as a public partnership. The Board of Directors is divided into three classes. The Directors hold office until the annual meeting for the year in which their term expires and until their successor is elected and qualified. As each of their terms expire, the successor shall be elected to a three-year term. A director may be removed from office for cause only. Officers serve at the pleasure of the Board of Directors for a term of one year. The following table sets forth the directors and the executive officers and vice presidents of the Company:

                                          Director of
                             Position     Managing              Officer of
                             with the     General               Managing
                             Company      Partner or  Current   General
                             or Managing  Company's   Term as   Partner or
                             General      Predecessor Director  Predecessor
Name                    Age  Partner      Since       Expires   Since
----                    ---  -------      ----------- -------   -----------
W. Andrew Adams         52   Chairman of
                             the Board/     1994(CEO)   1999      1973
                             President      1974(Pres.)
J.K. Twilla             71   Director       1972        2001       ---
Olin O. Williams        67   Director       1971        2000       ---
Ernest G. Burgess, III  58   Director       1992        1999      1975
Robert G. Adams         51   S. Vice
                             President/
                             Director       1993        2000      1985
Lawrence C. Tucker      55   Director       1998        2001       ---
Richard F. LaRoche, Jr. 52   Sr. Vice President/
                             Secretary and
                             General Counsel  --         --       1974
Charlotte Swafford      49   Treasurer        --         --       1985
Donald K. Daniel        51   Vice President/
                             Controller       --         --       1977
Julia W. Powell         48   Vice President/
                             Patient Services --         --       1985
Joanne G. Batey         53   Vice President/
                             HomeCare         --         --       1989
D. Gerald Coggin        46   Vice President/
                             Government and
                             Rehabilitative   --         --       1994

David L. Lassiter       43   Vice President/
                             Corporate
                             Affairs          --         --       1995
Steven A. Strawn        40   Vice President/
                             Operations       --         --       1995
Kenneth D. DenBesten    45   Vice President/
                             Finance          --         --       1992

     Drs. Twilla and Williams were physicians in private practice in Tennessee for more than 30 years each. Dr. Williams serves as Chairman of the Board of the Bank of Murfreesboro, Murfreesboro, Tennessee and both are Directors of National Health Realty, Inc.

     Mr. W. Andrew Adams has been President since 1974 and Chairman of the Board since 1994. He was president from 1981 until 1983 of the National Council of Health Centers, the trade association for multi-facility long-term health care center companies, and served as Chairman of the Multi-facility Committee of the American Health Care Association from 1992 through 1994. He has an M.B.A. degree from Middle Tennessee State University. Mr. Adams serves on the Board of Trust of David Lipscomb University, Nashville, Tennessee, is President and Chairman of the Board of Directors of National Health Investors, Inc., and National Health Realty, Inc. and serves on the Board of SunTrust Bank in Nashville, Tennessee.

     Mr. Robert Adams (Senior Vice President, Chief Operating Officer and Director) has served both as Administrator and as Regional Administrator, holding the last position from 1977 to 1985. He has a B.S. degree from Middle Tennessee State University. He serves as Chief Operations Officer for the Company. He is on the Board of Directors of National Health Realty, Inc. Mr. Robert Adams and Mr. W. Andrew Adams are brothers.

     Mr. Burgess (Director) served as the Company's Senior Vice President for Operations from 1975 through 1994. He has an M.S. degree from the University of Tennessee. He is on the Board of Directors of National Health Realty, Inc.

     Mr. Tucker (Director) has been with Brown Brothers Harriman & Co. ("BBH&Co."), a private banking company, for 31 years and became a general partner in January 1979. Mr. Tucker currently serves as a member of the Steering Committee of BBH&Co. He is responsible for the corporate finance activities of BBH&Co., including management of the 1818 Fund's private equity investing partnerships with committed capital exceeding $1 billion. Mr. Tucker is a director of WorldCom, Inc., Riverwood International Corporation and WellCare Management Company, Inc. Mr. Tucker has a B.S. degree from Georgia Institute of Technology and an MBA from the Wharton School of the University of Pennsylvania.

     Mr. LaRoche (Senior Vice President) has been Senior Vice President since 1985, Secretary since 1974 and General Counsel since 1971. He has a law degree from Vanderbilt University and an A.B. degree from Dartmouth College. His responsibilities include acquisitions and finance. Mr. LaRoche also serves on the Board of National Health Investors, Inc.

     Mr. Strawn (Vice President/Operations) has been with the Company since 1979. He trained in NHC's A.I.T. program and then served both as administrator and Regional Vice President before being appointed to the present position in 1995. He has a B.S. degree from Middle Tennessee State University.

     Mr. Daniel (Vice President and Controller) joined the Company in 1977 as Controller. He received a B.A. degree from Harding University and an M.B.A. from the University of Texas. He is a certified public accountant.

     Mr. Lassiter (Vice President/Corporate Affairs) joined the Company in 1995. From 1988 to 1995, he was Executive Vice President, Human Resources and Administration for Vendell Healthcare. From 1980-1988, he was in human resources positions with Hospital Corporation of America and HealthTrust Corporation. Mr. Lassiter has a B.S. and an M.B.A. from the University of Tennessee.

     Ms. Swafford (Treasurer) has been Treasurer of the Company since 1985. She joined the Company in 1973 and has served as Staff Accountant, Accounting Supervisor and Assistant Treasurer. She has a B.S. degree from Tennessee Technological University.

     Ms. Powell (Vice President/Patient Services) has been with the company since 1974. She has served as a nurse consultant and director of patient assessment computerized services for NHC. Ms. Powell has a bachelor of science in nursing from the University of Alabama, Birmingham, and a master's of art in sociology with an emphasis in gerontology from Middle Tennessee State University. She co-authored Patient Assessment Computerized in 1980 with Dr. Carl Adams, the Company's founder.

     Ms. Batey (Vice President/Homecare) has been with the company since
1976. She served as homecare coordinator for five years before being named Vice President in 1989. Prior to that she was director of communication disorders services. Ms. Batey received her bachelor's and master's degrees in speech pathology from Purdue University.

     Mr. Coggin (Vice President/Governmental and Rehabilitative Services) has been employed by NHC since 1973. He has served as both Administrator and Regional Vice President before being appointed to the present position. He received a B.A. degree from David Lipscomb University and a M.P.H. degree from the University of Tennessee. He is responsible for the Company's rehabilitation, managed care and legislative activities.

     Mr. DenBesten (Vice President/Finance) has served as Vice President of Finance since 1992. From 1987 to 1992, he was employed by Physicians Health Care, most recently as Chief Operating Officer. From 1984-1986, he was employed by Health America Corporation as Treasurer, Vice President of Finance and Chief Financial Officer. Mr. DenBesten received a B.S. in business administration and an M.S. in Finance from the University of Arizona.

     The above officers serve in identical capacities for the Company and its administrative services contractor, National Health Corporation.

     Outside directors receive $2,500 per meeting attended. In addition, outside directors will receive a stock option to purchase 10,000 shares of REIT common stock at a purchase price equal to the closing price of the Corporation Shares on the initial date of trading and will be automatically granted an option to purchase 10,000 shares of Corporation common stock at the closing price on the date of the Corporation's annual meeting. There were five Board meetings during 1997 and no Board member missed a meeting.

                            ITEM 11
                     EXECUTIVE COMPENSATION

INTRODUCTION:

     The Board of Directors have elected to continue unchanged the Company's prior compensation and bonus plans. Their goals in executive compensation and compensation at all levels within the Company are derived from the following priorities: First, to encourage the achievement of the highest levels of quality in its fields of endeavor; and second, to provide the strongest incentive possible in order to average, over a five year period, a 20% return on shareholder's equity. With these goals in mind, the Company's executive compensation program is based on employee performance rewarded as follows:
(1) the achievement of a return on investment for shareholders; (2) returns generated from stock performance based incentive plans; and (3) from base salary. The following text and tables describe the various components of this plan as were attained and applied during 1997.


TOTAL COMPENSATION:

     Table I sets forth certain information concerning the total compensation paid by the administrative general partner and reimbursed to it by the Company for the year ended December 31, 1997 to the three executive officers of the Company.


OPTION PLANS:

     At the 1994 Annual Meeting, the 1994 Option Plan was adopted and approved. A total of 1,200,000 units were reserved for issuance upon exercise of options to be granted by the Board of Directors.

     No options were granted to key employees during 1997, however, pursuant to the Plan, non employee directors each receive an option to purchase 5,000 shares on the date of the Annual Meeting and for the closing share price that day. 15,000 units were granted to the three non-employee Directors at $46.25 per share on March 20, 1997.

     At December 31, 1997, options to purchase 2,500 shares at $11.25 per share are outstanding, an option to purchase 5,000 units at $24.88 per share is outstanding to one director, options to purchase 6,500 units at $25.12 per share are outstanding to six employees, options to purchase 15,000 shares are outstanding at $38.625 per share to three directors. during 1997, 31 key employees exercised options to purchase 361,000 shares at $31.00 per share.

     The Company's Board of Directors and the then sole shareholder of the Company have adopted the 1997 Stock Option and Stock Appreciation Rights Plan (the "1997 Stock Option Plan"), under which options to purchase shares of the Company's common stock are available for grant to consultants, advisors, directors and employees of the Company, providing an equity interest in the Company and additional compensation based on appreciation of the value of such stock.

     The 1997 Stock Option Plan allows for options to purchase in the aggregate up to 1,000,000 shares of NHC common stock to be granted by the Board of Directors. The Board of Directors may, in its discretion grant incentive stock options ("ISO's"), non-qualified stock options or stock appreciation rights ("SAR's")

     In addition, the 1997 Stock Option Plan provides that the non-employee directors will receive a non-qualified stock option to purchase 10,000 shares of common stock at a purchase price equal to the closing price of the Shares on the initial date of trading and will be automatically granted an option to purchase 10,000 shares of common stock annually on the date of the Company's annual meeting with an exercise price equal to the closing price on the date of such annual meeting.

     The 1997 Stock Option Plan provides that the exercise price of an ISO option must not be less than the fair market value of the common stock on the trading day next preceding the date of the grant. Payment for shares of common stock to be issued upon exercise of an option may be made either in cash, Company common stock or any combination thereof, at the discretion of the option holder. Options are nontransferable, other than by will, the laws of descent and distribution; assignable to family partnerships, trusts or immediate family members; or pursuant to certain domestic relations orders. Common stock subject to options granted under the 1997 Stock Option Plan that expire, terminate or are canceled without having been exercised in full become available again for option grants.

     The 1997 Stock Option Plan is administered by the Board of Directors, or, at the discretion of the Board of Directors, a committee of directors. Subject to certain limitations, the Board and its committee have the authority to determine the recipients, as well as the exercise prices, exercise periods, length and other terms of stock options granted pursuant to the 1997 Stock Option Plan and Company repurchase options upon termination of a recipients employment. In making such determinations, the Board may take into account the nature of the services rendered or to be rendered by option recipients, and their past, present or potential contributions to the Company.

     The number of shares of common stock that may be granted under the 1997 Stock Option Plan or under any outstanding options granted thereunder will be proportionately adjusted, to the nearest whole share, in the event of any stock dividend, stock split, share combination or similar recapitalization involving the common stock or any spin-off, spin-out or other significant distribution of the Company's assets to its stockholders for which the Company receives no consideration.

     Generally, in the event an option holder is terminated as an employee by reason of disability or death, the holder or his or her representative may exercise the option for a period of 12 months following such termination unless the Board of Directors elects, in its sole discretion, to extend the exercise period. If the employment of an option holder is terminated for "cause," as defined in the 1997 Stock Option Plan, the unexercised options expire. In the event the option holder is terminated as an employee for any reason other than disability, death or cause, the holder may not exercise his or her option unless authorized by agreement of the Company.

     In the event of a dissolution or liquidation of the Company or a merger or consolidation or acquisition in which the Company is not the surviving corporation, each outstanding option will become fully exercisable and each holder will have the right, within 60 days prior to such dissolution, liquidation, merger, consolidation or acquisition, to exercise his or her options, in whole or in part.

     Either non-qualified or incentive stock options may be granted under the 1997 Stock Option Plan. No federal income tax consequences occur to either the Company or the optionee upon the Company's grant or issuance of a non-qualified stock option. Upon an optionee's exercise of a non-qualified stock option, the optionee will recognize ordinary income in an amount equal to the difference between the fair market value of the common stock purchased pursuant to the exercise of the option and the exercise price of the option. However, if the common stock purchased upon exercise of the option is not transferable or is subject to a substantial risk of forfeiture, then the optionee will not recognize income until the stock becomes transferable or is no longer subject to such a risk of forfeiture (unless the optionee makes an election under Internal Revenue Code Section 83(b) to recognize the income in the year of exercise, which election must be made within 30 days of the option exercise). The Company will be entitled to a deduction in an amount equal to the ordinary income recognized by the optionee in the year in which such income is recognized by the optionee. Upon a subsequent disposition of the shares of common stock, the optionee will recognize a capital gain to the extent the sales proceeds exceed the optionee's cost of the shares plus the previously recognized ordinary income.

     Incentive stock options granted under the 1997 Stock Option Plan are intended to qualify for a favorable tax treatment under Internal Revenue Code
Section 422. No individual may be granted incentive stock options under the Corporation Stock Option Plan exercisable for the first time during any calendar year and having an aggregate fair market value in excess of $100,000. If the recipient of an incentive stock option disposes of the underlying shares before the end of certain holding periods (essentially the later of one year after the exercise date or two years after the grant date), he or she will generally recognize ordinary income in the year of disposition in an amount equal to the difference between his or her purchase price and the fair market value of the Corporation common stock on the exercise date. If a disposition does not occur until after the expiration of the holding periods, the recipient will generally recognize a capital gain equal to the excess of the disposition price over the price paid by the recipient on the exercise date. The Company generally will not be entitled to a tax deduction for compensation expense on account of the original sales to employees, but may be entitled to deduction if a participant disposes of stock received upon exercise of an incentive stock option under the 1997 Stock Option Plan prior to the expiration of the holding periods.

     The Company has also established several non-qualified deferred compensation plans for its key employees similar to the plans offered by NHC, one of which provides a matching contribution (15%) for all deferred compensation used to purchase shares of common stock held by an independent trustee. The matching contribution is forfeited to the Company unless the employee achieves eight years of vesting service before withdrawing funds from the Trustee account. The Company grants credit to employees for years of service with the prior partnership.

     Table II shows as to the three executive officers: (i) the number of shares as to which options have been granted from January 1, 1996 through December 31, 1997 under the 1994 Option Plan; (ii) the percentage of all shares granted represented by these individuals (iii) the option exercise price per share and the expiration date; and (iv) the potential realizable value of these options assuming both a five percent and ten percent share price appreciation over the next four years.

     Table III identifies for the same three person group all options exercised during 1997, the value realized upon exercise, and the unrealized value of the balance of options outstanding.

     The Company maintains several non-qualified deferred compensation plans for its key employees, one of which provides a matching contribution (15%) for all deferred compensation used to purchase shares interest held by an independent trustee. The matching contribution is forfeited to the company unless the employee achieves eight years of vesting service before withdrawing funds from the Trustee account. Mr. LaRoche participated in this plan during 1997. Other than as described herein or as identified in Tables I, II and III, the Company has no other long-term incentive plans for its executive officers.

                                          TABLE I
                              NATIONAL HEALTHCARE CORPORATION
                                SUMMARY COMPENSATION TABLE
                                         1997-1995

                                                                      Long Term Compensation
                                                             ---------------------------------
                         Annual Compensation<F1>                     Awards            Payouts
-----------------------------------------------------------  ------------------------  -------
    (a)            (b)   (c)        (d)           (e)           (f)           (g)       (h)        (i)
                                               Other annual  Restricted                LTIP     All Other
Name and Principal                             Compensation  Stock       Options/SARs  Payouts  Compensa.
Position           Year  Salary   Bonus($)<F4> ($)<F2>       Awards($)   (#)<F3>       ($)          ($)
------------------ ----  ------   -----------  -------       ----        ------------  ------   ------------
W. Andrew Adams    1997  126,806  1,786,842     26,115       -0-         -0-           -0-             -0-
President & CEO    1996  129,757  1,850,026      8,147       -0-         -0-           -0-             -0-
                   1995  129,964    579,200    121,350       -0-         40,000        -0-             -0-
---------------------------------------------------------------------------------------------------------------
Robert G. Adams    1997  140,553    882,626      3,817       -0-         -0-           -0-             -0-
Senior V. P.       1996  140,279  1,238,857      8,269       -0-         -0-           -0-             -0-
& COO              1995  145,647    646,227      6,452       -0-         30,000        -0-             -0-
---------------------------------------------------------------------------------------------------------------
Richard F.
   LaRoche, Jr.    1997  135,159  1,086,355     14,904       -0-         -0-           -0-             -0-
Sr. VP & Secretary 1996  135,784  1,012,096     18,823       -0-         -0-           -0-             -0-
                   1995  142,639    380,365      8,453       -0-         30,000        -0-             -0-
---------------------------------------------------------------------------------------------------------------

<F1>Compensation deferred at the election of an executive has been included in salary column (d).
<F2>Includes (a) life insurance benefit, (b) 401-K matching contribution,
(c) nonqualified deferred compensation matching contribution, (d) ESOP contribution.
<F3>The 1995 awards are NHC Unit Options issued at $31.00 per unit.
These officers also received stock options from National Health Investors, Inc. in 1993, 1995, and 1997 which are disclosed in that Company's Form 10-K.
<F4>These officers also received bonuses from National Health Investors, Inc.
and National Health Realty, Inc. which are disclosed in those Company's Form 10-K or proxy statements.

                                         TABLE II
                              NATIONAL HEALTHCARE CORPORATION
                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                     December 31, 1997

                                                                                   Potential Realizable Value at
                                                                                   Assumed Annual Rates of Unit Price
                                                                                   Appreciation for Option Term<F2>
                                   Individual Grants
--------------------------------------------------------------------------------   ----------------------------------
         (a)                   (b)          (c)           (d)            (e)        (f)                (g)
                                         % of Total
                                         Options/SARs
                                         Granted to     Exercise
                          Options/SARs   Employees in   or Base       Expiration
  Executive Officers      Granted(#)<F1> Fiscal Year    Price ($/Sh)  Date         5%($)             10%($)
--------------------      -------------  ------------   ------------  ----------   -----             ------
W. Andrew Adams,
President & CEO                 -0-           -0-            -0-          -0-        -0-              -0-

Robert G. Adams,
Sr. VP                          -0-           -0-            -0-          -0-        -0-              -0-

Richard F. LaRoche, Jr.,
Sr. VP                          -0-           -0-            -0-          -0-        -0-              -0-
-------------------------------------------------------------------------------------------------------------

<F1>No options were awarded during 1997 to Executive Officers
<F2>Based on remaining option term (if any) and annual compounding.

                                         TABLE III
                              NATIONAL HEALTHCARE CORPORATION
                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                               AND FY-END OPTION/SAR VALUES
                                     December 31, 1997
                                                                 Number of Unexercised       Value of Unexercised In-the-
                                                                 Options/SARs at FY-End (#)  Money Options/SARs at FY-
                                                                                             End ($)
-------------------------------------------------------------------------------------------------------------------------
                           Shares Acquired on   Value            Exercisable/                Exercisable/
 Executive Officers        Exercise(#)          Realized($)<F1>  Unexercisable               Unexercisable
----------------------     ------------------   --------------   -------------               -------------
W. Andrew Adams,                  40,000            560,000             -0-                          -0-
President & CEO

Robert G. Adams,                  30,000            420,000             -0-                          -0-
Sr. VP

Richard F. LaRoche, Jr.,          30,000            420,000             -0-                          -0-
Sr. VP
--------------------------------------------------------------------------------------------------------------------------

<F1>Market value of underlying securities at exercise date, minus the exercise or base price.

EMPLOYEE STOCK OWNERSHIP PLAN:

     In 1986 National Health Corporation ("National"), the former partnership's Administrative General Partner adopted as its Employee Stock Ownership Plan and Trust ("ESOP") the ESOP previously sponsored by the Company's corporate predecessor. The ESOP is a qualified pension plan under
Section 401(a) of the Internal Revenue Code. National makes contributions to the ESOP for all employees and is reimbursed for same by the Company. Employees make no contributions. All contributions are used by the ESOP to purchase "qualifying employer securities" which is the Common Stock of National. These securities are allocated among National's employees who participate in the ESOP in the ratio of the employee's wages to the total wages of all participating employees during that fiscal year. Participating employees are all employees, including officers, who have earned one year of service by working more than 1,000 hours during the fiscal year.

     On January 20, 1988, National formed a Leveraged Employee Stock Purchase Plan (Leveraged ESOP). During 1988, the Leveraged ESOP borrowed, in two separate transactions, $88.5 million from four commercial banks, the proceeds of which were used to purchase additional stock from National. National, in turn, purchased eight (8) health care centers from the Company and contracted with the Company to manage these centers for a 20-year period. National also loaned $8.5 million to City Center, Ltd. to construct a 15-story office building in Murfreesboro, Tennessee, approximately 67% of which is occupied by the Company. In late 1988, National entered into a Loan Agreement with the Company and advanced $50,000,000 to the Company to be used by the Company to pay off its existing $30,000,000 revolving line of credit, with the balance to be used for acquisition, development and general working capital needs. In September of 1988, the original ESOP was merged into the Leveraged ESOP so that as of December 31, 1997, the employees still participated in only one qualified plan. On December 28, 1990, the Leveraged ESOP borrowed $50,000,000 from three commercial lenders, the proceeds of which were used as an equity contribution to National, which in turn loaned said proceeds to the company at 8.48% fixed rate of interest. The proceeds were used for acquisition and new construction.

     The Leveraged ESOP is administered by an Administrative Committee, currently consisting of Ernest G. Burgess, III (Director), Donald K. Daniel and Charlotte Swafford (officers of the Company), which is appointed by National's Board of Directors. The Trustees of the Leveraged ESOP are Dr. Olin O. Williams, a director, and Richard F. LaRoche, Jr., the Company's Senior Vice President and General Counsel.

     The amounts contributed to the ESOP in 1997 and allocated to the Company's executive officers are included in Table I, and total $10,107.


EMPLOYEE STOCK PURCHASE PLAN:

     The Company has established its Employee Stock Purchase Plan for employees. Pursuant to the Plan, eligible employees may purchase Company common stock through payroll deductions at the lesser of the closing asked price of the common stock as reported on the American Stock Exchange on the first trading or the last trading day of each year. At the end of each year, funds accumulated in the employee's account will be used to purchase the maximum number of shares at the above price. The Company makes no contribution to the purchase price. 23,198 shares were issued pursuant to the Plan in January, 1998, with all payroll deductions being made in 1997.

     All employees (including officers and directors) may elect to participate in the Plan if they meet minimum employment requirements. The maximum payroll deduction is the employee's normal monthly pay. Participating employee's rights under the plan are nontransferable. Prior to the end of a year, a participant may elect to withdraw from the Plan and the amount accumulated as a result of his payroll deductions shall be returned to him without interest. Any terminated employee immediately ceases to be a participant and also receives his or her prior contributions.

     In no event may a participant in the Plan purchase thereunder during a calendar year, common stock having a fair market value more than $25,000.

     The stock purchased pursuant to the Plan are freely tradeable, except for any shares held by an "affiliate" of the Company, which would be subject to the limitations of Rule 144.

     Only Mr. LaRoche and Mr. Robert Adams of the Company's executive officers participated in this Plan during 1997 and the positive spread between the purchase price and the then fair market price for these individuals is included in Table I.


1975 PERFORMANCE BONUS PLAN:

     In 1975 the Company implemented a Performance Bonus Plan which was reaffirmed and readopted by the shareholders in 1994. This plan provides for the Chairman of the Board to allocate, with the approval of the non-employee directors, the bonus at the end of each fiscal year. The total amount available for bonuses under the plan is 20% of the Company's net income (without regard to NHI lease payments or Advisory fee income) after a 20% return on partners' equity as determined at the beginning of that fiscal year. Bonuses of $4,166,509 were paid under this plan to a total of 142 employees for fiscal year 1997.


401(K) PLAN:

     The Company and its affiliates offer a 401(K) Plan for all employees who are over 18 years of age. The Board of Directors has authorized a matching contribution to be made for 50% of contributions with contributions being matched up to 2.5% of quarterly gross wages. No employee may contribute more than 15% of wages to the Plan, and employees who earn more than $66,000 were limited to a contribution of no more than $3,500. These matching funds will be used to purchase Company stock on the open market, which shares will vest in the employees account only after the employee has achieved five years of vesting service. A total of $1,388,878 was contributed to the Plan as matching contributions for 1997.

EMPLOYEE LOAN AND BONUS PROGRAMS:

     The Company has for many years participated in an Employee Stock Financing Plan (the "Financing Plan"). The Plan was designed to enable key employees of the Company to finance the exercise of stock options granted to them by the Board of Directors and only if authorized by the Board. Under the Plan, the Company may (but is not required)finance the exercise of any stock options by the acceptance of the employees' full recourse promissory note bearing interest at a fixed rate equal to 2.5% below New York prime on the date of the note, with interest payable quarterly and principal due and payable on ninety days notice, but no longer than 60 months. The notes are secured by company common stock having a fair market value equal to twice the note amount.

     The following tables shows, as to each executive officer whose indebtedness exceeded $60,000, the largest aggregate amount of such indebtedness since December 31, 1996 and the present outstanding balance.

                                                            Financing Plan
                                                      ------------------------------
                                                        Largest       Balance out-
                                                        Aggregate     standing as of
                                                      Indebtedness      12/31/97
                                                      ------------    --------------
W. Andrew Adams               Pres. & CEO              $ 4,101,131      $1,641,920
Robert G. Adams               Sr. VP & Dir.              2,426,309       1,206,950
Richard F. LaRoche, Jr.       Sr. VP & Sec.              2,418,076       1,181,200
Ernest G. Burgess             Director                   1,309,368         802,031
J. K. Twilla                  Director                      84,375             ---
Olin O. Williams              Director                     679,463         369,000
All Executive Officers
& Directors as a Group (6)                             $11,018,722      $5,201,101

Obligations to repay the Financing Plan loans are an asset of the Company, but are not reflected as increasing shareholder equity until paid.


1997 RETENTION BONUS:

     From time to time the Board has declared a special key employee bonus, directing that the proceeds of same be used to retire some or all of these financing plan notes. These bonuses are included in Table I. Bonuses paid in 1997 to retire principal on these notes carry with them a covenant of continued employment. The Company retains the option to require a payment equal to the note repayment bonus from any employee who terminates employment with the Company prior to April 2002. Bonuses totaling $16,346,797 were paid to 149 key employees in 1997.


SHAREHOLDER RETURN:

     Table IV is a line graph comparing the yearly percentage change in the cumulative shareholder return on the Company's shares against the cumulative total return of the S & P composite S & P 500 and the Health
Care-Miscellaneous Index for the five-year period ended on December 31, 1997.

                             TABLE IV
                 NATIONAL HEALTHCARE CORPORATION
                      AND ITS PREDECESSOR
             Comparison of Cumulative Total Return


                            [GRAPH]

                               1993      1994      1995      1996      1997
National HealthCare
     Corporation              165.1      165.8     251.2     283.4     366.6
S & P 500                     110.0      111.4     153.1     188.3     251.1
S & P Health Care Diverse      73.1       62.6      98.9      95.7     110.0

Assumes $100 Invested December 31, 1992 in NHC, S&P 500 and S&P Health Care Diversified

                             ITEM 12
                  SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information as to the number of shares of the Company beneficially owned as of December 31, 1997 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to own beneficially 5% or more of the outstanding units (9,547,617 as of December 31, 1997), (b) by each director, and (c) by all executive officers and directors of the Company as a group. Members of management of the Company listed below are all members of management and/or the Board of Directors, but they disclaim that they are acting as a "group" and the table below is not reflective of them acting as a group:


     Names and Addresses           Number of Units(1)  Percentage of
     of Beneficial Owner           Beneficially Owned  Total Units
     -------------------           ------------------  -------------
W. Andrew Adams, President &
Chief Executive Officer                 1,067,064          11.17%
801 Mooreland Lane
Murfreesboro, TN  37128

Dr. J.K. Twilla, Director                  83,392            .87%
525 Golf Club Lane
Smithville, TN   37166

Dr. Olin O. Williams, Director            109,392           1.15%
2007 Riverview Drive
Murfreesboro, TN   37129

Robert G. Adams, Director, Sr. V.P.       431,299           4.52%
and Chief Operating Officer
2217 Tomahawk Trace
Murfreesboro, TN  37129

Ernest G. Burgess, Director               189,299           1.98%
2239 Shannon Drive
Murfreesboro, TN  37129

Richard F. LaRoche, Jr., Sr. V.P.         377,201           3.95%
2103 Shannon Drive
Murfreesboro, TN  37130

National Health Corporation             1,400,840          14.67%
P.O. Box 1398
Murfreesboro, TN   37133

Lawrence C. Tucker, Director              690,155(2)        7.23%
1818 Fund, II
59 Wall Street
New York NY 10005

Albert O. Nicholas                        443,600           4.65%
6002 North Highway 83
Hartland, WI  53029

All Executive Officers,
  Directors                             4,348,916          45.55%
  as a Group

(1) Assumes exercise of stock options and convertible subordinated debentures outstanding. See "Option Plans".
(2) Mr. Tucker, as a general partner of the 1818 Fund II, is attributed the ownership of the 1818 Fund II shares, but does not claim beneficial ownership thereof.


                             ITEM 13
          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

W. ANDREW ADAMS

     NHC has developed the preeminent continuing care retirement community in Nashville, Tennessee (Richland Place) and is pursuing similar projects in Tennessee. Having identified Murfreesboro, Rutherford County, Tennessee as a viable market, the Company invited a number of potential residents to serve as a focus group to assist in the location and design of the project. After reviewing a number of potential locations, management and the focus group chose a twenty-two acre tract with extensive frontage on US Highway 231 as the optimum location. This site was owned and occupied by Mr. and Mrs. W. Andrew
Adams, NHC's chief executive officer.   After negotiations and appraisal, the
Company acquired in 1993 and 1994 (by exchange of like kind property and cash) the site from Mr. and Mrs. Adams for a total valuation of $1,500,000, which the Company believes to be equal to or even less than comparable property in the market.

NATIONAL HEALTH CORPORATION ("NATIONAL")

     In January, 1988, NHC sold the assets of eight health care centers (1,121 licensed beds) to National for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5% per annum. NHC has agreed to manage the centers under a 20-year management contract for management fees comparable to those in the industry. NHC has a receivable from National for management fees of approximately $4.5 million at December 31, 1997. As of December 31, 1997, National had borrowed $2,028,000 form NHC to finance the construction of additions at two health care centers. These notes are unsecured, mature in 2008 and require monthly principal and interest payments, with interest at the prime rate.

     In January, 1988, NHC obtained long-term financing of $8.5 million from National for its new headquarters building. The note requires quarterly principal and interest payments with interest at 9%. At December 31, 1997, the outstanding balance was approximately $5.1 million. The building is owned by a separate partnership of which NHC is the general partner and the other building tenants are limited partners. NHC has guaranteed the debt service of the building partnership. In addition, NHC's bank credit facility and the senior secured notes were financed through National and National's ESOP.
NHC's interest costs, financing expenses and principal payments are equal to those incurred by National. In October 1991, NHC borrowed $10.0 million from National. This term note requires quarterly interest payments at 8.5% with the entire principal due at maturity in 2008.

     Contemporaneous with the merger of National HealthCare L.P. into NHC, the Company and National have entered into an Employee Services Agreement (the "Services Agreement") whereby NHC leases all of its employees from National. Pursuant to the Service Agreement, NHC will reimburse National for the gross payroll of employees provided to the Company plus a monthly fee equal to two percent of such month's gross payroll, but in no event shall such fee be less than the actual cost of administering the payroll and personnel department. The Services Agreement may be terminated by either at anytime with or without notice.

     National will be responsible for: the employment of all persons necessary to conduct the business of the Corporation and set all wages and salaries; the provision of all fringe benefits; the utilization of any qualified leveraged employee stock ownership plan; the payment of pensions, and establishment or continue and carry out pension, profit sharing, bonus, purchase, option, savings, thrift and other incentive and employee benefit plans; the purchase and payment of insurance; the indemnification and purchase of insurance on behalf of any fiduciary of any employee benefit plans and health insurance on behalf of any fiduciary of such plans.

     In the Services Agreement, the Company agrees to indemnify, defend and hold harmless National from any damages caused by a misrepresentation by the Company, litigation arising from the acts or failure to act of the Company or its agents in accordance with law or the Services Agreement, any employment matters relating to the employees as a result of gross negligence or intentional misconduct by the Company or the failure of the Company to obtain and/or follow specific advice and direction from National in matters of employee separation and/or discipline. In addition, National agrees to indemnify and defend and hold harmless the Company from any damages caused by reason of or resulting from or relating to employee separation and/or discipline of National employees.


                            PART IV
                             -------

                             ITEM 14
             EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K

a)   (i)  Financial Statements:

     The Financial Statements are included as Exhibit 13 and are filed as part of this report.

     (ii) Exhibits:

     Reference is made to the Exhibit Index, which is found on page 46 of this Form 10-K Annual Report.

b)   Reports on Form 8-K:  None.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 File No. 33-9881 (filed December 28, 1987):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE





To National HealthCare Corporation:

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in this Form 10-K of National HealthCare Corporation (formerly National HealthCare L.P.), and have issued our report thereon dated February 12, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and is not otherwise a required part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP




Nashville, Tennessee
February 12, 1998

                       NATIONAL HEALTHCARE CORPORATION
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                (in thousands)


Column A             Column B       Column C           Column D       Column E
--------             --------       --------           --------       --------
                                    Additions
                               --------------------
                    Balance-   Charged to   Charged                   Balance
                    Beginning  Costs and    to other                  -End of
Description         of Period  Expenses     Accounts   Deductions<F1> Period
-----------         ---------  ----------   --------   -------------  -------
For the year ended
     December 31,
     1995 - Allowance
     for doubtful
     accounts        $3,367     $2,182   $   ---        $1,108      $4,441

For the year ended
     December 31,
     1996 - Allowance
     for doubtful
     accounts        $4,441     $1,654   $   ---        $1,356      $4,739

For the year ended
     December 31,
     1997 - Allowance
     for doubtful
     accounts        $4,739     $1,688   $   ---        $ 949       $5,478

__________
<F1> Amounts written off, net of recoveries.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL HEALTHCARE CORPORATION


                                   BY:/s/ Richard F. LaRoche, Jr.
                                      Richard F. LaRoche, Jr.
                                      Secretary

Date:  March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1998, by the following persons on behalf of the registrant in the capacities indicated. Each director of the registrant whose signature appears below hereby appoints W. Andrew Adams and Richard F. LaRoche, Jr., and each of them severally, as his Attorney in Fact to sign in his name on his behalf as a director of the registrant and to file with the Commission any and all amendments of this report on Form 10-K.

/s/ W. Andrew Adams                     /s/ Olin O. Williams
W. Andrew Adams, President              Olin O. Williams, M.D., Director
Executive and Financial
Officer


/s/ Robert G. Adams                     /s/ J. K. Twilla
Robert G. Adams, Senior Vice            J.K. Twilla, M.D., Director
President, Director


/s/ Ernest G. Burgess                   /s/ Donald K. Daniel
Ernest G. Burgess, Director             Donald K. Daniel, Vice President
                                        and Principal Accounting Officer

              NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
           FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1997
                               EXHIBIT INDEX

Exhibit No.       Description          Page No. or Location
-----------       ------------         ---------------------
   3.1            Charter               Specifically incorporated
                                        by reference to Exhibit A
                                        attached to Form S-4, (Proxy
                                        Statement-Prospectus), amended,
                                        Registration No. 333-37185,
                                        (December 5, 1997)

   3.2            By-laws               Specifically incorporated
                                        by reference to Exhibit A
                                        attached to Form S-4, (Proxy
                                        Statement-Prospectus), amended,
                                        Registration No. 333-37185,
                                        (December 5, 1997)

   4.1            Form of Common Stock  Specifically incorporated
                                        by reference to Exhibit A
                                        attached to Form S-4, (Proxy
                                        Statement-Prospectus), amended,
                                        Registration No. 333-37185,
                                        (December 5, 1997)

   10             Material Contracts    Incorporated by reference
                                        from Exhibits 10.1 thru
                                        10.9 attached to Form
                                        S-4, (Proxy Statement-
                                        Prospectus), as amended,
                                        Registration No. 333-37185
                                        (December 5, 1997)

   10.11          Employee Stock        Specifically incorporated
                  Purchase Plan         by reference to Exhibit A
                                        attached to Form S-4, )Proxy
                                        Statement-Prospectus), amended,
                                        Registration No. 333-37185,
                                        (December 5, 1997)

   10.12          1997 Stock Option     Incorporated by reference
                  Plan                  from 1997 Proxy Statement/
                                        Prospectus filed on
                                        December 5, 1997

   12             Statements Re:  Computation
                  of Ratios             Page 57

   13             Report of Independent Public
                  Accountants           Exhibit 13 beginning
                  Consolidated State-   on Page 58
                    ments of Income
                  Consolidated Balance Sheets
                  Consolidated Statements of Cash Flows
                  Consolidated Statements of Partners'
                    Capital
                  Notes to Consolidated Financial
                  Statements

  22              Subsidiaries of
                    Registrant          Specifically incorporated
                                        by reference to Exhibit A
                                        attached to Form S-4, (Proxy
                                        Statement-Prospectus), amended,
                                        Registration No. 333-37185,
                                        (December 5, 1997)

  23              Consent of Independent Page 86
                  Public Accountants

  27              Financial Data Schedule (for SEC purposes only)

                           EXHIBIT 12
                 STATEMENT RE:  COMPUTATION OF RATIOS
           AS REQUIRED BY ITEM 601(b)(12) OF REGULATION S-K
                    NATIONAL HEALTHCARE CORPORATION

                                     December 31
                    -----------------------------------------------
                       1997      1996      1995      1994    1993
                       ----      ----      ----      ----    ----
Current Assets      $125,293  $ 80,094  $ 89,440  $ 97,506 $109,291

Current Liabilities $ 80,795  $ 72,803  $ 59,047  $ 55,038 $ 39,798
 Current Ratio          1.55      1.10      1.51      1.78     2.75

Long-Term Debt and Debt
  Serviced by Other
  Parties           $ 76,903  $157,535  $141,642  $194,007 $166,741
  Equity            $ 37,736  $128,537  $108,899  $101,006 $ 92,526

Long-Term Debt and Debt
  Serviced by Other
  Parties to Equity     2.04      1.23      1.30      1.92     1.80

Net Income          $ 37,008  $ 29,286  $ 21,115  $ 15,853 $ 37,562
Average Equity      $159,457  $118,718  $104,953  $ 96,766 $ 80,224

Return on Average
   Equity              23.2%      24.7%     20.1%     16.4%    46.8%

Total Liabilities   $177,613  $260,037  $231,501  $279,847 $237,306
Partners' Capital and
  Deferred Income   $ 52,568  $144,703  $123,990  $116,286 $107,374

Total Liabilities to
  Partners' Capital/Share-
  owners' Equity and
  and Deferred Income   3.38       1.8       1.9       2.4      2.2

                            EXHIBIT 13

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page

Report of Independent Public Accountants                          59

Consolidated Statements of Income                                 60

Consolidated Balance Sheets                                      61-62

Consolidated Statements of Cash Flows                            63-64

Consolidated Statements of Shareowners' Equity
    and Partners' Capital                                         65

Notes to Consolidated Financial Statements                       66-85

To National HealthCare Corporation

     We have audited the accompanying consolidated balance sheets of National HealthCare Corporation (a Delaware partnership and formerly National HealthCare L.P.) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareowners' equity and partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of National HealthCare Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National HealthCare Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP



Nashville, Tennessee
February 12, 1998

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except unit amounts)
Year Ended December 31                    1997        1996         1995
Revenues:
     Net patient revenues                $ 410,963  $  341,818  $  307,969
     Other revenues                         52,514      44,448      41,429
            Net revenues                   463,477     386,266     349,398

Costs and Expenses:
     Salaries, wages and benefits          258,325     209,645     188,985
     Other operating                       138,103     122,948     107,858
     Depreciation and amortization          16,819      13,634      14,549
     Interest                               13,013      10,753      16,891
            Total costs and expenses       426,260     356,980     328,283

Income Before Income Taxes                  37,217      29,286      21,115

Income Tax Provision                           209         ---         ---

Net Income                               $  37,008  $   29,286  $   21,115

Earnings Per Unit:
     Basic                               $    4.17  $     3.48  $     2.67
     Diluted                                  3.58        2.97        2.32

Weighted Average Units Outstanding:
     Basic                               8,874,627   8,421,523   7,920,795
     Diluted                            10,838,567  10,496,407   9,933,157

Net Income Allocable to Partners:
     General Partners                    $     370  $      293  $      211
     Limited Partners                       36,638      28,993      20,904
                                         $  37,008  $   29,286  $   21,115






The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share amounts)
December 31                                                   1997      1996
Assets

  Current Assets:
  Cash and cash equivalents                                 $ 17,205   $ 1,881
  Cash held by trustees                                        3,834     2,274
  Marketable securities                                       19,579    17,968
  Accounts receivable, less allowance for
           doubtful accounts of $5,478 and
           $4,739, respectively                               71,564    50,902
  Notes receivable                                             6,992     2,515
  Inventory, at lower of cost (first-in,
           first-out method) or market                         3,948     3,572
  Deferred income taxes                                        1,618       ---
  Prepaid expenses and other assets                              553       982
           Total current assets                              125,293    80,094

  Property, Equipment and Assets Under Arrangement
    With Other Parties:
  Property and equipment, at cost                            104,597   234,934
  Accumulated depreciation and amortization                  (41,171)  (48,171)
  Assets under arrangement with other parties, net             4,853    22,538
           Net property, equipment and assets
             under arrangement with other parties             68,279   209,301

  Other Assets:
  Bond reserve funds, mortgage replacement
           reserves and other deposits                           506       141
  Unamortized financing costs                                  1,278     1,601
  Notes receivable                                            11,044    95,206
  Notes receivable from National                              12,028    12,153
  Deferred income taxes                                        2,922       ---
  Minority equity investments and other                        8,831     6,244
           Total other assets                                 36,609   115,345
                                                            $230,181  $404,740

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share amounts)
December 31                                                   1997      1996

Liabilities, Shareowners' Equity and Partners' Capital
  Current Liabilities:
  Current portion of long-term debt                          $ 2,682  $  8,574
  Trade accounts payable                                      12,810    11,835
  Accrued payroll                                             38,123    28,963
  Distributions payable                                        5,388        --
  Amount due to third party payors                             6,789    13,135
  Accrued interest                                               596       501
  Other current liabilities                                   14,407     9,795
           Total current liabilities                          80,795    72,803

  Long-Term Debt, Less Current Portion                        60,227   124,678
  Debt Serviced by Other Parties, Less Current Portion        16,676    32,857
  Minority Interests in Consolidated Subsidiaries                763       791
  Subordinated Convertible Notes                              19,152    28,908
  Deferred Income                                             14,832    16,166
  Commitments, Contingencies and Guarantees

  Shareowners' Equity:
  Preferred stock, $.01 par value;
                10,000,000 shares authorized;
       none issued or outstanding                                 --        --
  Common stock, $.01 par value;
       30,000,000 shares authorized;
       10,103,172 shares, issued and
       outstanding                                               101        --
  Capital in excess of par value, less notes receivable       33,248        --
  Retained earnings                                               --        --
  Unrealized gains on securities                               4,387        --
           Total shareowners' equity                          37,736        --

  Partners' Capital:
  General partners                                                --     1,408
  Limited partners, less notes receivable                         --   124,958
  Unrealized gains on securities                                  --     2,171
           Total partners' capital                                --   128,537
                                                            $230,181  $404,740



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
Year Ended December 31                                 1997      1996     1995
Cash Flows From Operating Activities:
      Net income                                     $ 37,008  $ 29,286 $ 21,115
      Adjustments to reconcile net income to net cash
         provided by operating activities:
        Depreciation                                   15,665    12,453   14,081
        Provision for doubtful accounts receivable      1,688     1,654    2,182
        Amortization of intangibles and deferred charges  598     1,083    1,845
        Amortization of deferred income                (1,334)     (295)    (497)
        Equity in earnings of unconsolidated investments (201)     (313)    (347)
        Distributions from unconsolidated investments
           and other                                      160       210      236
  Deferred income taxes                                (4,540)      ---      ---
      Changes in assets and liabilities:
        Increase in accounts receivable               (22,350)   (5,271)  (1,095)
        Increase in inventory                            (376)     (497)    (123)
        (Increase) decrease in prepaid expenses and
          other assets                                    389       (89)     680
        Increase (decrease) in trade accounts payable     975     5,693  (10,910)
        Increase in accrued payroll                     9,160     5,087    5,232
        Increase (decrease) in amounts due to
          third party payors                           (6,346)    3,335    5,404
        Increase (decrease) in accrued interest           116    (1,321)    (401)
        Increase in other current liabilities           4,612       946    2,456
          Net cash provided by operating activities    35,224    51,961   39,858
Cash Flows From Investing Activities:
      Additions to and acquisitions of property and
        equipment, net                                (34,827)  (69,970) (29,435)
      Investments in long-term notes receivable and loan
        participation agreements                      (38,436)  (20,170) (30,694)
  Collections of long-term notes receivable and loan
    participation agreements                           23,807    38,862   39,157
      (Increase) decrease in minority equity investments
        and other                                      (2,827)     (441)     210
  (Increase) decrease in marketable securities, net       605   (14,628)   2,361
      Sales of investments                                ---     1,900      ---
          Net cash used in investing activities       (51,678)  (64,447) (18,401)
Cash Flows From Financing Activities:
      Proceeds from debt issuance                      45,319    29,183    2,368
      Proceeds from issuance of subordinated
        convertible notes                              20,000       ---      ---
      Increase in cash held by trustees                (1,560)     (553)    (117)
      Increase (decrease) in minority interests
        in subsidiaries                                   (28)      (21)      10
      Issuance of partnership units                     2,344     1,378      820
      Collections of receivables from exercise
        of options                                     17,375     3,522      795
      (Increase) decrease in bond reserve funds, mortgage
        replacement reserves and other deposits          (365)    1,648      (69)
      Payments on debt                                (30,007)   (8,138)  (6,767)
      Cash distributions to partners                  (21,021)  (17,466) (14,702)
      Increase in financing costs                        (279)      (21)    (402)
          Net cash provided by (used in) financing
             activities                                31,778     9,532  (18,064)
Net Increase (Decrease) In Cash and Cash Equivalents   15,324    (2,954)   3,393
Cash and Cash Equivalents, Beginning of Period          1,881     4,835    1,442
Cash and Cash Equivalents, End of Period             $ 17,205  $  1,881 $  4,835

Year Ended December 31                                 1997      1996     1995
(in thousands, except share and unit amounts)

Supplemental Information:
Cash payments for interest expense                   $ 12,918  $ 12,074 $ 17,292

During 1997 and 1996 $29,756 and $1,092
respectively, of convertible subordinated
notes were converted into 1,197,119 and 71,810
of NHC's partnership units and common stock
      Subordinated convertible notes                 $(29,756) $ (1,092)$     --
      Financing costs                                     131        --       --
      Accrued interest                                    320        --       --
      Partners' capital and shareowners' equity        29,305     1,092       --

During 1997, 1996 and 1995, NHC was released from
its liability on debt serviced by others by the
respective lenders
  Debt serviced by other parties                     $(15,569) $ (5,136)$(45,868)
  Assets under arrangement with other parties        $ 15,569  $  5,136 $ 45,868

The Company transferred certain assets, related
liabilities and equity to National Health Realty,
Inc., a real estate investment trust
      Net book value of assets transferred           $239,054  $     -- $     --
      Mortgage notes payable transferred               86,414        --       --
      Equity transferred                             $152,640  $     -- $     --

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Shareowners' Equity and Partners' Capital
(in thousands, except share and unit amounts)
                                                                         Unrealized                       Total Share
                                         Receivables                     Gains                            owners' Eq.
                    Common Stock/Units   from Sale   Paid in   Retained  (Losses) on  General   Limited   Partners'
                    Shares/Units Amount  of Units    Capital   Earnings  Securities   Partners  Partners  Capital
                    ------------ ------  --------    -------   --------  ----------   --------  --------  ----------
Balance at 12/31/94 7,826,165    $  ---  $(14,697)   $   ---   $    ---  $  480       $ 1,095   $114,128  $101,006
     Net income           ---       ---       ---        ---        ---     ---           211     20,904    21,115
     Collection of
       receivables        ---       ---       795        ---        ---     ---           ---        ---       795
     Units sold       526,949       ---   (12,294)       ---        ---     ---           131     12,983       820
     Unrealized losses
     on securities        ---       ---       ---        ---        ---    (135)          ---        ---      (135)
     Cash distributions declared
       ($1.88 per unit)   ---       ---       ---        ---        ---     ---          (147)   (14,555)  (14,702)
Balance at 12/31/95 8,353,114       ---   (26,196)       ---        ---     345         1,290    133,460   108,899
     Net income           ---       ---       ---        ---        ---     ---           293     28,993    29,286
     Collection of receiv-
        ables             ---       ---      3,522       ---        ---     ---           ---        ---     3,522
     Units sold        43,035       ---        ---       ---        ---     ---           ---      1,378     1,378
     Units issued in conversion of
     convertible debentures to
     partnership units 71,810       ---        ---       ---        ---     ---           ---      1,092     1,092
     Unrealized gains on
        securities        ---       ---        ---       ---      ---     1,826           ---        ---     1,826
     Cash distributions declared
       ($2.08 per unit)   ---       ---        ---       ---      ---       ---          (175)   (17,291)  (17,466)
Balance at 12/31/96 8,467,959       ---    (22,674)      ---      ---     2,171         1,408    147,632   128,537
     Net income           ---       ---        ---       ---      ---       ---           370     36,638    37,008
     Collection of
        receivables       ---       ---     17,375       ---      ---       ---           ---        ---    17,375
     Units sold       438,094       ---    (11,576)      ---      ---       ---           ---     13,920     2,344
     Units issued in conversion of
      convertible debentures to
      partnership
      units         1,197,119       ---        ---       ---      ---       ---           ---     29,305    29,305
     Unrealized gains on
        securities        ---       ---        ---       ---      ---     2,216           ---        ---     2,216
     Equity transferred to National
      Health Realty, Inc. ---       ---        ---       ---      ---       ---        (1,514)  (151,126) (152,640)
     Cash distributions declared
       ($3.00 per unit)   ---       ---        ---       ---      ---       ---          (264)   (26,145)  (26,409)
                   10,103,172       ---    (16,875)      ---      ---     4,387           ---     50,224    37,736

     Effect of reorganization from
     limited partnership to
     corporation          ---       101        ---    50,123      ---       ---           ---    (50,224)      ---

Balance at
     12/31/97      10,103,172    $  101   $(16,875)  $50,123  $   ---    $4,387       $   ---   $    ---  $ 37,736

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation--

     The consolidated financial statements include the accounts of National HealthCare Corporation and its subsidiaries ("NHC" and formerly National HealthCare L.P.). Investments are accounted for on either the cost or equity method. All material intercompany balances, profits, and transactions have been eliminated in consolidation, and minority interests are reflected in consolidation. Investments in entities in which NHC lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Investments in entities in which NHC lacks the ability to exercise significant influence are included in the consolidated financial statements at the cost of NHC's investment.
Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.

Use of Estimates--

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Health Care Revenues--

     NHC's principal business is operating and managing long-term health care centers, including the provision of routine and ancillary services. Approximately 56% of NHC's net revenues in 1997 and 60% in 1996 and 1995 are from participation in Medicare and Medicaid programs. Amounts paid under these programs are generally based on a facility's allowable costs or a fixed rate subject to program cost ceilings. Revenues are recorded at standard billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid and other contractual programs. These allowances and discounts were $99,273,000, $110,795,000 and $103,186,000 for 1997, 1996 and
1995, respectively. Amounts earned under the Medicare, Medicaid and other governmental programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. NHC generally expects final determinations to occur two to three years subsequent to the year in which amounts are earned. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized. NHC has submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. NHC has received approval on certain requests, and others are pending approval. NHC will record revenues associated with the approved requests when such approvals, including cost report audits, are assured.

Provision for Doubtful Accounts--

     Provisions for estimated uncollectible accounts and notes receivable are included in other operating expenses.

Property, Equipment and Assets Under Arrangement with Other Parties--

     NHC uses the straight-line method of depreciation over the expected useful lives of property and equipment estimated as follows: buildings and improvements, 20-40 years; equipment and furniture, 3-15 years; and properties under arrangement with other parties, 10-20 years. The provision for depreciation includes the amortization of properties under capital leases and properties under arrangement with National Health Investors, Inc. ("NHI") (See
Note 4).

     Expenditures for repairs and maintenance are charged against income as incurred. Betterments are capitalized. NHC removes the costs and related allowances from the accounts for properties sold or retired, and any resulting gains or losses are included in income. NHC includes interest costs incurred during construction periods in the cost of buildings ($1,277,000 in 1997 and $1,428,000 in 1996).

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS 121"), NHC evaluates the recoverability of the carrying values of its properties on a property by property basis.

Investments in Marketable Securities--

     NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in shareowners' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

Intangible Assets--

     Any excess of cost over net assets of companies purchased is amortized generally over 40 years using the straight-line method. Deferred financing costs are amortized principally by the interest method over the terms of the related loans.

Income Taxes--

     During 1997 and since 1987, NHC was a publicly traded limited partnership. Accordingly, NHC was not a taxable entity and the earnings of NHC were taxable to the individual partners. Effective December 31, 1997, NHC became a taxable corporate entity. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective December 31, 1997, NHC recognized deferred income taxes for the consequences of temporary differences by applying enacted statutory tax rates for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Concentration of Credit Risks--

     NHC's credit risks primarily relate to cash and cash equivalents, cash held by trustees, accounts receivable, marketable securities and notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Cash held by trustees is primarily invested in commercial paper and certificates of deposit with financial institutions.

Accounts receivable consist primarily of amounts due from patients (funded approximately 78% through Medicare, Medicaid, and other contractual programs and approximately 22% through private payors) in the states of Alabama, Florida, Georgia, Kentucky, Missouri, South Carolina, Tennessee, and Virginia and from other health care companies for management services. NHC performs continual credit evaluations of its clients and maintains allowances for doubtful accounts on these accounts receivable. Marketable securities are held primarily in two accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities and to secured notes receivable from officers, directors and supervisory employees as discussed in Notes 16 and 17. NHC also has notes receivable from National Health Corporation as discussed in Note 5.

     NHC's financial instruments, principally its notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. NHC obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. NHC evaluates the need to provide for reserves for potential losses on its financial instruments based on management's periodic review of its portfolio on an instrument by instrument basis. See Notes 16 and 17 for additional information on the notes receivable.

Cash and Cash Equivalents--

     Cash equivalents include highly liquid investments with an original maturity of less than three months.

New Accounting Pronouncements--

     During 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). NHC adopted the provisions of SFAS 128 and SFAS 129 during the fourth quarter of 1997. The adoption of SFAS 128 and SFAS 129 did not have a material effect on NHC's financial statements. See Note 7 for calculation of NHC's earnings per unit and Notes 12, 13, and 17 for discussion of NHC's capital structure.

     During 1997 the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). NHC will adopt the provisions of SFAS 130 and SFAS 131 in 1998 and does not expect that the adoption of these new accounting pronouncements will have a material effect on NHC's financial statements.


NOTE 2 - RESTRUCTURE FROM LIMITED PARTNERSHIP TO CORPORATION:

     Under the Revenue Act of 1987, NHC and certain other similar publicly traded partnerships were permitted to be taxed as partnerships and not as corporations through the 1997 tax year. Effective with the 1998 tax year, however, NHC will be subject to federal income taxes. In response to the governmentally mandated loss of partnership tax status, the holders of NHC general and limited partnership units approved a plan of restructure whereby, on December 31, 1997, NHC converted from a limited partnership to a corporation. All partnership units outstanding on December 31,1997 were effectively converted into shares of common stock. The restructure from a limited partnership to a corporation had no effect on the liquidity or financial condition of NHC.

NOTE 3 - RELATIONSHIP WITH NATIONAL HEALTH REALTY, INC.:

          Transfer of Assets--

     On December 31, 1997, NHC transferred certain assets including mortgage notes receivable (total book value of $94,439,000), the real property of 17 long-term health care centers, six assisted living facilities and one retirement center (total book value of $144,615,000) and related liabilities (total book value of $86,414,000) to National Health Realty, Inc. ("NHR"), a publicly traded Maryland corporation qualified as a real estate investment trust ("REIT") under federal laws, and NHR/OP, L.P. (the "Operating Partnership"). NHR/OP, L.P. is a Delaware limited partnership which is the operating entity of NHR. In exchange for the assets transferred, NHC received 8,237,423 shares of common stock of NHR, which is all of the outstanding common stock of NHR. NHC distributed the common stock of NHR to NHC's unitholders at the rate of one share for each unit outstanding on the record date December 31, 1997. In order to protect the REIT status of NHR, certain NHC unitholders received 1,310,194 units of the Operating Partnership rather than NHR shares.

     NHR was incorporated on September 26, 1997 as a wholly-owned subsidiary of NHC for the purpose of consummating the transactions described herein. The distribution of NHR's common stock to NHC unitholders effectively separated NHC and NHR into two independent public companies, although the Boards of Directors are identical save for one additional member on NHC's Board.

     Leases--

     Concurrent with NHC's conveyance of the real property to NHR, NHC leased from NHR each of the 24 facilities. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. NHC accounts for the leases as operating leases.

     During the initial term and each renewal term, NHC is obligated to pay NHR annual base rent on all 24 facilities of $12,417,000. In addition to base rent, in each year after 1999, NHC must pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each facility in such later year exceeds the gross revenues of such facility in 1999. Each lease with NHR is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets.

     NHC has a right of first refusal with NHR to purchase any of the properties transferred from NHC should NHR receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

     At December 31, 1997, the approximate future minimum base rent commitments to be paid by NHC on non-cancelable operating leases with NHR are as follows:
                         1998                $12,417,000
                         1999                 12,417,000
                         2000                 12,417,000
                         2001                 12,417,000
                         2002                 12,417,000
                         Thereafter                62,085,000

     Advisory Agreement--

     NHC has entered into an Advisory Agreement with NHR whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHR's Board of Directors.

     Either party may terminate the Advisory Agreement on 90 days notice at any time after January 1, 2000. NHR may terminate the Advisory Agreement for cause at any time.

     For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC.

     Pursuant to the Advisory Agreement, NHR has agreed that as long as both the NHR Advisory Agreement and the NHI Advisory Agreement are obligations of NHC, NHR will only do business with NHC and will not compete with NHI. As a result, NHR is severely limited in its ability to grow and expand its business. Furthermore, NHC will not seek additional investments to expand NHR's investment portfolio.

     Tax Treatment of the Transfer--

     The transfer of assets was treated as a nontaxable exchange under
Section 351 of the Internal Revenue code of 1986, as amended. For federal income tax purposes, no gain or loss was recognized by NHC or by its unitholders upon the transfer of assets to NHR or upon the distribution of the shares of NHR. The tax basis of shares of NHR received by NHC unitholders in the distribution was $16.54 per share before a number of special tax adjustments related to the price paid for NHC units and the length of time such units were held. The tax basis in each share of NHR cannot exceed the overall basis in NHC units.

     Pro Forma Results--

     The unaudited pro forma results of NHC for the year ended December 31, 1997 are presented as if the transaction with NHR had occurred on January 1, 1997 and include the following adjustments:

               1)   Advisory fee income from NHR,
               2) Changes in interest income and interest expense related to the transfer of mortgage notes receivable and debt to NHR,
               3) Base rent expense related to real property transferred to NHR, and
               4) Decrease in depreciation expense related to real property transferred to NHR.

          The unaudited pro forma results are as follows:
          (in thousands, except per unit amounts)
                                        (unaudited)
               Net Revenues                  $454,647
               Total cost and expenses        429,248
               Net income                    $ 25,399

               Earnings per unit
                    Basic                    $   2.86
                    Diluted                  $   2.51


NOTE 4 - RELATIONSHIP WITH NATIONAL HEALTH INVESTORS, INC.:

Leases--

     On October 17, 1991, concurrent with NHC's conveyance of real property to NHI, NHC leased from NHI the real property of 40 long-term care centers and three retirement centers. Each lease is for an initial term expiring December 31, 2001, with two additional five-year renewal terms at the option of NHC, assuming no defaults. NHC accounts for the leases as operating leases.

     During the initial term and first renewal term of the leases, NHC is obligated to pay NHI annual base rent on all 43 facilities of $15,238,000. If NHC exercises its option to extend the leases for the second renewal term, the base rent will be the then fair rental value as negotiated by NHC and NHI.

     The leases also obligate NHC to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject. The payments are required over the remaining life of the mortgages as of the conveyance date, but only during the term of the lease. Payments for debt service rent are being treated by NHC as payments of principal and interest if NHC remains obligated on the debt ("obligated debt service rent") and as operating expense payments if NHC has been relieved of the debt obligation by the lender ("non-obligated debt service rent"). See "Accounting Treatment of the Transfer" for further discussion.

     In addition to base rent and debt service rent, in each year after 1992, NHC must pay percentage rent to NHI equal to 3% of the amount by which gross revenues of each facility in such later year exceed the gross revenues of such facility in 1992. Percentage rent for 1997 and 1996 was approximately $2,294,000 and $1,817,000, respectively.

     Each lease with NHI is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets.

     NHC has a right of first refusal with NHI to purchase any of the properties transferred from NHC should NHI receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

     Base rent expense to NHI was $15,238,000 in 1997, 1996 and 1995. Non-obligated debt service rent to NHI was $5,430,000 in 1997 and $5,048,000 in 1996. At December 31, 1997, the approximate future minimum base rent and non-obligated debt service rent commitments to be paid by NHC on non-cancelable operating leases with NHI during the initial term are as follows:

                         1998           $20,354,000
                         1999            20,372,000
                         2000            20,409,000
                         2001            20,486,000
                   Thereafter                   ---

Advisory Agreement--

     NHC has entered into an Advisory Agreement with NHI whereby services related to investment activities and day-to-day management and operations are provided to NHI by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHI's Board of Directors.

     Either party may terminate the Advisory Agreement on 90 days notice at any time. NHI may terminate the Advisory Agreement for cause at any time.

     For its services under the Advisory Agreement, NHC's annual compensation is calculated to be $3,101,000, $3,100,000, and $2,827,000 in 1997, 1996 and
1995, respectively. However, the payment of such annual compensation is conditional upon NHI having sufficient funds from operations to pay annual dividends of $2.00 per share and upon NHI paying such dividends. NHI met this condition in 1997, 1996 and 1995.

Accounting Treatment of the Transfer--

     NHC has accounted for the conveyance in 1991 of assets (and related debt) to NHI and the subsequent leasing of the real estate assets as a "financing/leasing" arrangement. Since NHC remains obligated on certain of the transferred debt, the obligated debt and applicable asset balances have been reflected on the Consolidated Balance Sheets as "assets under arrangement with other parties" and "debt serviced by other parties". The net book value equity of the assets transferred has been transferred from NHC to NHI. As NHC utilizes the applicable real estate over the lease term, its Consolidated Statements of Income will reflect the continued depreciation of the applicable assets over the lease term, the continued interest expenses on the obligated debt balances and the additional base and non-obligated debt service rents (as an operating expense) payable to NHI each year. NHC has recovery provisions from NHI if NHC is required to service the debt through a default by NHI.

Release from Debt Serviced by Other Parties--

     In 1997, 1996 and 1995, NHI prepaid or NHC was released from its obligation on transferred debt in the amounts of $15,569,000, $5,136,000 and $45,868,000, respectively. Since NHC is no longer obligated on this transferred debt, debt serviced by other parties and assets under arrangement with other parties have been reduced by $15,569,000, $5,136,000 and $45,868,000 in 1997, 1996 and 1995, respectively. The leases with NHI provide that NHC shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which NHC has been released.

NOTE 5 - RELATIONSHIP WITH NATIONAL HEALTH CORPORATION:

Sale of Health Care Centers--

     On January 20, 1988, NHC sold the assets (inventory, property and equipment) of eight health care centers (1,121 licensed beds) to National Health Corporation ("National"), the administrative general partner of NHC at the time of the sale, for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5%. NHC has agreed to manage the centers under a 20-year management contract for management fees comparable to those in the industry. With the prior consent of NHC, National sold one center to an unrelated third party in 1997; thus, NHC now manages seven centers for National. NHC has a receivable from National for management fees of approximately $4,512,000 and $3,184,000 at December 31, 1997 and 1996, respectively.

     NHC's basis in the assets sold was approximately $24,255,000. The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period.

     As of December 31, 1997, National had borrowed $2,028,000 from NHC to finance the construction of additions at two health care centers. The notes require monthly principal and interest payments. The interest rate is equal to the prime rate, and the notes mature in 2008.

Financing Activities--

     On January 20, 1988, NHC obtained long-term financing of $8,500,000 for its new headquarters building from National through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust (the "ESOP"). The note requires quarterly principal and interest payments with interest at 9%. At December 31, 1997 and 1996, the outstanding balance on the note was approximately $5,078,000 and $5,520,000, respectively. The building is owned by a separate partnership of which NHC is the general partner and building tenants are limited partners. NHC has guaranteed the debt service of the building partnership.

     In addition, NHC's $14,085,000 bank credit facility and the $9,383,000 senior secured notes described in Note 11 were financed through National and the ESOP. NHC's interest costs, financing expenses and principal payments are equal to those incurred by National. In October 1991, NHC borrowed $10,000,000 from National. The term note payable requires quarterly interest payments at 8.5%. The entire principal is due at maturity in 2008.

Payroll and Related Services--

     The personnel conducting the business of NHC are employees of National, which provides payroll services, provides employee fringe benefits, and maintains certain liability insurance. NHC pays to National all the costs of personnel employed for the benefit of NHC, as well as an administrative fee ($2,305,000 in 1997) equal to 1% of payroll costs.

     National maintains and makes contributions to its ESOP for the benefit of eligible employees.

NOTE 6 - OTHER REVENUES:

     Revenues from management services include management fees, interest income on notes receivable, and revenues from other services provided to managed long-term care centers. "Other" revenues include non-health care related earnings.

(in thousands)

Year Ended December 31               1997      1996     1995

Revenues from managed services     $38,339   $32,363   $28,719
Guarantee fees                         628       693       814
Advisory fees from NHI               3,101     3,100     3,265
Dividends and other realized
  gains on securities                1,728       932       450
Equity in earnings of unconsolidated
  investments                          201       313       347
Interest income                      4,333     4,386     6,457
Other                                4,184     2,661     1,377

                                   $52,514   $44,448   $41,429


NOTE 7 - EARNINGS PER UNIT:

     In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). NHC adopted the provisions of SFAS 128 during the fourth quarter of 1997 and has restated earnings per unit for 1996 and 1995.

     Basic earnings per unit is based on the weighted average number of common units outstanding during the year.

     Diluted earnings per unit assumes the conversion of the subordinated convertible notes and the exercise of all unit options using the treasury stock method. Net income is increased for interest expense on the subordinated convertible notes.

     The following table summarizes the earnings and the average number of common units used in the calculation of basic and diluted earnings per unit:

(dollars in thousands, except per unit amounts)
Year Ended December 31                       1997         1996        1995
Basic:
  Weighted average common units          8,874,627     8,421,523   7,920,795
  Net income                            $   37,008     $  29,286   $  21,115
  Earnings per common unit, basic       $     4.17     $    3.48   $    2.67

Diluted:
  Weighted average common units          8,874,627     8,421,523   7,920,795
  Stock options                              5,565       148,685      39,496
  Convertible subordinated notes         1,958,375     1,926,199   1,972,866
  Assumed average common units
    outstanding                         10,838,567    10,496,407   9,933,157

  Net income                            $   37,008     $ 29,286    $  21,115
  Interest expense on subordinated
    convertible notes                        1,809        1,850        1,892
  Net income assuming conversion of
    subordinated convertible notes      $   38,817    $  31,136    $  23,007

  Earnings per common unit, diluted     $     3.58    $    2.97    $    2.32

NOTE 8 - PROPERTY, EQUIPMENT AND ASSETS UNDER ARRANGEMENT WITH OTHER PARTIES:

     Property and equipment, at cost, consist of the following:

(in thousands)
December 31                               1997           1996
Land                                    $  3,404       $ 20,607
Buildings and improvements                38,173         99,564
Furniture and equipment                   58,355         70,947
Construction in progress                   4,665         43,816
                                        $104,597       $234,934

     Assets under arrangement with other parties, net of accumulated depreciation, consist of the following:

(in thousands)
December 31                               1997           1996

Land                                    $   556        $  2,313
Buildings and improvements                1,336          15,885
Fixed equipment                             285           1,664
Mortgage notes receivable                 2,676           2,676
                                        $ 4,853        $ 22,538


NOTE 9 - SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS:

          Supplemental information for statements of cash flows includes the following:

During 1997 and 1996 $29,756 and $1,092
 respectively, of convertible subordinated
 notes were converted into 1,197,119 and
 71,810 of NHC's partnership units and
 common stock
          Subordinated convertible notes    $ (29,756) $ (1,092) $    ---
          Financing costs                         131       ---       ---
          Accrued interest                        320     1,092       ---
          Partners' capital and share-
            owners' equity                     29,305     1,092       ---

During 1997, 1996 and 1995, NHC was
 released from its liability on debt
 serviced by others by the respective
 lenders
          Debt serviced by other parties    $ (15,569) $ (5,136) $(45,868)
          Assets under arrangement with
            other parties                      15,569     5,136  $ 45,868

At December 31, 1997, NHC transferred
 certain assets, related liabilities
 and equity to National Health Realty,
 Inc., a real estate investment trust
          Net book value of assets
            transferred                     $ 239,054 $    ---  $    ---
          Mortgage notes payable
            transferred                       (86,414)     ---       ---
          Equity transferred                $(152,640)$    ---  $    ---


NOTE 10 - ACQUISITIONS AND DISPOSITIONS:

     In July 1996, NHC purchased, for total consideration of approximately $4,680,000, a 120 bed long-term health care center located in West Plains, Missouri. NHC had managed the health care center since its opening in 1982. Also in July 1996, NHC purchased, for total consideration of approximately $6,500,000, a long-term health care center with assisted living apartments located in Naples, Florida. There are 60 long-term health care beds and 36 assisted living apartments.

     The purchase prices for the acquisitions above were allocated to the underlying assets based on their relative fair market values. The Consolidated Statements of Income for 1997 and 1996 include the results of operations from the respective dates of acquisition.


NOTE 11 - INVESTMENTS IN MARKETABLE SECURITIES:

     NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in shareowners' equity in accordance with SFAS 115.

     Proceeds from the sale of investments in debt and equity securities during the years ended December 31, 1997 and 1996 were $854,000 and $1,669,000 respectively. Gross investment gains of $249,000 and $92,000 were realized on these sales during the years ended December 31, 1997 and 1996. Gross investment losses of $41,000 were realized on these sales during the year ended December 31, 1996. Realized gains and losses from securities sales are determined on the specific identification of the securities.


NOTE 12 - DEBT AND LEASE COMMITMENTS:

Long-Term Debt--

     Long-term debt and debt serviced by other parties consist of the following:

                                Weighted Average    Final      Debt Serviced by       Long-Term
                                 Interest Rate    Maturities     Other Parties           Debt
                                ----------------  ----------   ----------------       ---------
(in thousands)
December 31                                                   1997        1996       1997      1996
                                                           --------    ---------  --------- --------
Bank credit facility, interest
     payable periodically, principal  variable,
     due at maturity                    6.7%        1999   $   ---     $   ---    $ 20,000  $   ---
Bank revolving credit facility,
 repaid in 1997                         ---         ----       ---         ---         ---    28,000
Bank credit facility, principal
     and interest payable             variable,
     quarterly                          6.0         2009       ---         ---      14,085    14,831
Senior secured notes, principal
 and interest payable semiannually      8.4         2005       ---      17,567       9,383    24,397
First mortgage notes, repaid in 1997    ---         ----       ---         ---         ---    22,106
Notes and other obligations,
 principal and interest payable
 periodically                           7.1    1997-2019     4,333       4,443       8,461    30,679
First mortgage revenue bonds,
     principal payable periodically,  variable,
     interest payable monthly           5.0    2000-2010    13,323      14,086         ---       ---
Unsecured term note payable to
     National, interest payable quarterly,
     principal payable at maturity      8.5         2008       ---         ---      10,000    10,000
                                                            17,656      36,096      61,929   130,013
Less current portion                                          (980)     (3,239)     (1,702)   (5,335)
                                                           $16,676    $ 32,857    $ 60,227  $124,678

     The $14,085,000 bank credit facility and the $9,383,000 senior secured notes were borrowed through National. NHC granted certain credits and interest rate concessions related to its management fees from National in obtaining these loans.

     The debt identified above as senior secured notes is cross-defaulted with other NHC, NHR and NHI liabilities and is cross-collateralized to the extent of approximately $9,383,000 of other debt.

     To obtain the consent of various lenders to the transfer of assets, NHI guaranteed certain NHC debt which was not transferred to NHI. A default by NHI under its obligations would default the debt or guarantees of NHC.

     The aggregate maturities of long-term debt and debt serviced by others for the five years subsequent to December 31, 1997 are as follows:

                    Long-Term      Debt Serviced
                      Debt           By Others       Total

     1998           $ 1,702,000         $ 980,000      $ 2,682,000
     1999            22,157,000           716,000       22,873,000
     2000             2,147,000           999,000        3,146,000
     2001             2,231,000           894,000        3,125,000
     2002             2,322,000           923,000        3,245,000

     Certain property and equipment of NHC and NHI are pledged as collateral on long-term debt or capital lease obligations. Other property and assets are available for use as collateral as needed.

     Certain loan agreements require maintenance of specified operating ratios as well as specified levels of cash held in escrow, working capital and shareowners' equity by NHC and NHI. All such covenants have been met by NHC, and management believes that NHI is in compliance with the loan covenants.

Lease Commitments--

     Operating expenses for the years ended December 31, 1997, 1996, and 1995 include expenses for leased premises and equipment under operating leases of $26,396,000, $25,036,000, and $18,820,000, respectively. See Notes 3 and 4 for the approximate future minimum rent commitments on non-cancelable operating leases with NHR and NHI.

Construction and Financing Commitments--

     NHC is committed to spend approximately $17,105,000 in 1998 for ongoing construction contracts. NHC's cash on hand, marketable securities, short-term notes receivable, operating cash flow and, as needed, its borrowing capacity are expected to be adequate to fund these commitments.


NOTE 13 - SUBORDINATED CONVERTIBLE NOTES:

1997 Debentures--

     On October 15, 1997 NHC issued $20,000,000 of 5.75% senior convertible subordinated debentures (the "1997 debentures") due June 30, 2004. At December 31, 1997, all of the 1997 debentures were converted into common shares of NHC at a conversion price of $36.00 per share. NHC issued 555,555 shares of common stock for the 1997 debenture conversions.

Notes--

     At December 31, 1997, $19,152,000 of 6% subordinated convertible notes ("the notes") remain outstanding. The notes mature July 1, 2000. Interest is payable quarterly. The notes are convertible at the option of the holder at any time into shares of NHC at a price of $15.2063 per share, subject to adjustment for certain changes in the number of shares outstanding. After December 31, 1997, the notes are convertible into NHC shares and also into an equal number of NHR shares. The notes may be redeemed at the option of NHC after December 31, 1997. During 1997, $9,756,000 of the notes were converted into 641,564 units. NHC has reserved an additional 1,259,478 shares of stock for conversion of the notes.


NOTE 14 - INCOME TAXES:

     Effective December 31, 1997, NHC recorded a deferred tax benefit related to the establishment of net deferred tax assets and liabilities in connection with its reorganization from a partnership to a corporation. NHC also recorded a current tax provision related to taxable income of corporate subsidiaries and other contingencies. The provision (benefit) for income taxes for the year ended December 31, 1997 is comprised of the following components:

                                        For the Year Ended
                                        December 31, 1997
          Taxes Payable                   (in thousands)
            Federal                          $ 4,736
            State                                 13
                                               4,749
          Deferred Tax Benefit
            Federal                           (3,859)
            State                               (681)
                                              (4,540)
          Income Tax Provision               $   209


     The deferred tax assets and liabilities, at the respective income tax rates, as of December 31, 1997 are as follows:


                                        December 31, 1997
          Current deferred tax asset:
            Allowance for doubtful accounts
               receivable                         $ 1,766
            Accrued liabilities                     1,689
                                                    3,455
          Current deferred tax liability:
            Unrealized gains on marketable
               securities                          (1,755)
            Other                                     (82)
                                                   (1,837)
               Net current deferred tax asset     $ 1,618

          Noncurrent deferred tax asset:
            Deferred gain on sale of assets         5,588
            Deferred guaranty fees                  1,146
            Unearned insurance premium income         369
            Other                                     244
                                                    7,347

          Noncurrent deferred tax liability:
            Tax depreciation in excess of financial
               reporting depreciation              (4,386)
            Other                                     (39)
                                                   (4,425)
            Net noncurrent deferred tax asset     $ 2,922

     As NHC was not a taxable entity as of or for the years ended December 31, 1996 and 1995, no provisions or benefits for income taxes or deferred tax assets and liabilities were recorded in those years.

NOTE 15 - CONTINGENCIES AND GUARANTEES:

Litigation--

     In March 1996, Florida Convalescent Centers, Inc. (FCC), an independent Florida corporation for whom NHC manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. Pursuant to written agreements between the parties, NHC valued the center, offering to either purchase the center at the price so valued or FCC could elect to pay NHC certain deferred compensation based upon that value. FCC responded on March 26, 1996, by filing a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting the court to interpret the parties' rights under their contractual arrangements, and naming NHC and its then general partners as defendants.

     In January 1997, FCC notified NHC that it intends to terminate its management contracts with NHC as they become eligible for termination. Four such contracts matured in 1997; however, FCC has agreed that NHC will remain as manager until a final decision is reached by the Sarasota Court. The balance of the FCC contracts may be terminated in the years 2001-2003, although some dates are in dispute.

     Since the original suit was filed, FCC has amended its complaint five times, the most recent amendment being in January 1998. These amendments assert numerous claims against NHC including claims for breach of all management agreements between the parties; for a declaration that FCC does not owe any deferred contingent fees to NHC or, if so, a declaration that such deferred fees constitute usurious interest; that the recorded mortgages securing FCC's debt to NHC do not secure payment of the deferred contingent fees; for breach of a 1994 loan agreement between FCC and defendants related to the construction of a facility in Orlando; for business libel; for breach of fiduciary duty arising from defendants' alleged obstruction of FCC's right to audit; from defendants' alleged failure to properly manage FCC's facilities; from defendants' alleged self dealing by causing FCC and defendants or their affiliates to enter into contracts that are not customary or usual in the industry; and (most recently) a breach resulting from NHC's conversion from a publicly traded partnership into a publicly traded corporation effective December 31, 1997. In addition to declaratory relief, FCC asserts that it is entitled to unspecified damages and has the right to terminate all of the management agreements between the parties for cause. The defendants have answered denying all of FCC's claims and asserting a counterclaim against FCC.

     On November 5, 1997, the trial court ruled against FCC's Partial Motion for Summary Judgment in which they asked the Court to order that the mortgages securing NHC's loans and guarantees to FCC did not secure the deferred compensation due upon termination of the contract. The Court stated as follows: "Defendants (NHC) are not required to release the encumbered properties from the mortgage liens until all secured amounts, including deferred contingency fees, are paid". In January, 1998, FCC filed with the Sarasota Court a Motion for Summary Judgment alleging all FCC management contracts were breached upon NHC's conversion into a corporation. NHC has responded to this motion with numerous affidavits and the Court has scheduled a hearing on March 23, 1998. The Court has also set a trial date for the Fifth Amended Complaint commencing October 26, 1998.

     The loss of management contract revenue on an individual FCC center would not have a material impact on NHC, but the loss of the revenues from all sixteen centers would have a material impact. This impact could be offset, however, by the receipt by NHC of the deferred contingency fee and/or the fact that NHC might purchase some or all of the facilities, thus allowing the revenues to be operating income for NHC; provided such fees or rights are not disallowed by the lawsuit.

     NHC is also a defendant in a lawsuit styled Braeuning, et al vs.
National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997 and service of process occurred on July 8, 1997, with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District Court to the Tampa, Florida, District Court. NHC has filed its Answer denying the allegations. A case management conference is scheduled for March 13, 1998. The suit alleges that NHC has submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and improper allocation of skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act". The individual plaintiff Braeuning has amended the suit to allege he was "retalitorily discharged" from his position due to the filing of the suit. NHC has denied this and believes the facts will vindicate its position.

     In October 1996, two managed centers in Florida were audited by representatives of the regional office of the Office of the Inspector General ("OIG"). As part of these audits, the OIG reviewed various records of the facilities relating to allocation of nursing hours and contracts with suppliers of outside services. At one center the OIG indicated during an exit conference that it had no further questions but has not yet issued a final report. At the second facility, which is one of four named in the Braeuning lawsuit, the OIG determined that certain records were insufficient and NHC supplied the additional requested information. These audits have been incorporated into the lawsuit.

     Florida is one of the states in which governmental officials are conducting "Operation Restore Trust", a federal/state program aimed at detecting and eliminating fraud and abuse by providers in the Medicare and Medicaid programs. The OIG has increased its investigative actions in Florida (and has now opened a Tennessee office) as part of Operation Restore Trust.
In regard to the substantive allegations contained in the lawsuit, NHC believes that the cost report information of its centers has been either appropriately filed or, upon appropriate amendment, will reflect adjustments only for the correction of unintentional misallocations. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A number of amended cost reports have been filed and NHC will continue to schedule and prepare revised cost reports and exception requests. NHC's self audit process has been approved by the plaintiffs and NHC has retained a nationally recognized accounting firm to review the self audit process. It is anticipated that all cost report years in question will be reviewed prior to there being further action in this matter at the judicial level. The cost report periods under review include periods from 1991 through 1996, plus the 1997 reports as they are initially filed.

     NHC would be responsible for any settlement related to its owned or leased facilities and to the extent that managed centers have settlements, NHC's 6% management fee would be adversely impacted. NHC will continue its's revenue policy which is not to reflect routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC will continue to fully cooperate with the government in an attempt to determine dollar amounts involved, and will and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the suit. An adverse determination in the lawsuit could subject NHC to settlements which could have a material negative impact on the financial position or results of operations of NHC.

     There is certain additional litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.

Health Care Legislation--

     During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system under the Medicare program during a three year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. Home health agencies must also transition from a cost-based reimbursement system to a prospective payment system beginning in 1999. The BBA also contains certain measures that could lead to future reductions in Medicare therapy cost reimbursement and Medicaid payment rates. Given the recent enactment of the BBA, NHC is unable to predict the ultimate impact of the BBA on its future operations. However, any reductions in government spending for long-term health care would likely have an adverse effect on the operating results and cash flows of NHC. NHC will attempt to increase nongovernmental revenues and continue the expansion of its service component income in order to offset any loss of governmental revenues as a result of the enactment of the BBA.

Professional Liability and Other Insurance--

     NHC carries a professional liability insurance policy for coverage from liability claims and losses incurred in its health care business. The policy is a fixed premium and occurrence form policy and has no provisions for a retrospective refund or assessment due to actual loss experience. In the opinion of management, NHC's insurance coverage is adequate to cover settlement of outstanding claims against NHC.

     NHC has assumed certain risks related to health insurance and workers compensation insurance claims of the employees of National and the managed facilities. The liability for reported claims and estimates for incurred but unreported claims of the managed facilities is $7,585,000 and $5,078,000 at December 31, 1997 and December 31, 1996, respectively. The liability is included in other current liabilities in the Consolidated Balance Sheets. NHC remits for the claims with regards to National's employees utilized by NHC on a monthly basis. The amounts are subject to adjustment for actual claims incurred.

Guarantees and Related Events--

     In order to obtain management agreements and to facilitate construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the centers' first mortgage bond debt (principal and interest). For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amount outstanding under the guarantees is approximately $68,499,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 5.0% at December 31, 1997.

     In management's opinion, these guarantee fees approximate fees that NHC would currently charge to enter into similar guarantees.

     All of the guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable and, in certain instances, by the personal guarantees of the owners of the facilities. The borrower has granted second mortgages over the relevant properties in favor of NHC. Such rights may be enforced if NHC is required to pay under its guarantees.

     NHI has guaranteed certain of the debts of NHC. NHC has agreed to indemnify and hold harmless NHI against any and all loss, liability or harm incurred by NHI as a result of having to perform under its guarantee of any or all of the guaranteed debt.


NOTE 16 - NOTES RECEIVABLE:

     Notes receivable generally consist of loans and accrued interest to managed health care centers and retirement centers for construction costs, development costs incurred during construction and working capital during initial operating periods. The notes generally require monthly payments with maturities beginning in 1998 through 2003. Interest on the notes is generally at prime plus 2%. The collateral for the notes consists of first and second mortgages, certificates of need and personal guarantees and stock pledges.


NOTE 17 - SHAREOWNERS' EQUITY:

     NHC has Incentive Option Plans which provide for the granting of options to key employees and directors to purchase shares of common stock at no less than market value on the date of grant. The options may be exercised immediately, but NHC may purchase the shares of stock at the grant price if employment is terminated prior to six years from the date of grant. The maximum term of the options is five years. The following table summarizes option activity:

                                   Number of Weighted Average
                                     Shares  Exercise Price

Options outstanding December 31, 1994   490,500        $25.00
Options granted                         376,000         30.76
Options exercised                       489,000         25.14

Options outstanding December 31, 1995   377,500         30.56
Options granted                          15,000         38.63
Options exercised                         2,500         11.25

Options outstanding December 31, 1996   390,000         30.99
Options granted                          20,000         46.25
Options exercised                       376,000         31.13
Options expired                           9,000         21.67

Options outstanding December 31, 1997    25,000        $40.05

     At December 31, 1997, all options outstanding are exercisable. Exercise prices on the exercisable options range from $24.88 to $46.25. The weighted average remaining contractual life of options outstanding at December 31, 1997 is 3.3 years.

     Additionally, NHC has an employee stock purchase plan which allows employees to purchase shares of stock of NHC through payroll deductions. The plan allows employees to terminate participation at any time.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established new financial accounting and reporting standards for stock-based compensation plans. NHC has adopted the disclosure-only provisions of SFAS 123. As a result, no compensation cost has been recognized in the Consolidated Statements of Income for NHC's stock-based compensation plans. Management believes that any compensation cost attributable to stock-based compensation plans is immaterial.

     In connection with the exercise of certain stock options, NHC has received interest-bearing (ranging from 5.0% to 6.25%), full recourse notes in the amount of $16,875,000 at December 31, 1997. The notes are secured by shares of NHC or shares of NHI having a fair market value of not less than 150% of the amount of the note. The principal balances of the notes are reflected as a reduction of shareowners' equity in the consolidated financial statements.


NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

Cash and cash equivalents; Cash held by trustees; Accounts receivable; Bond reserve funds, mortgage replacement reserves and other deposits; Accounts payable and Accrued liabilities--

     The fair value approximates the carrying amount because of the short maturity or the nature of these instruments.

Marketable securities--

     The fair value is estimated based on quoted market prices and is the same as the carrying amount.

Notes receivable--

     The fair value of NHC's notes receivable is estimated based on the current rates offered by NHC or comparable parties for the same or similar types of notes receivable of the same or similar maturities and is approximately the same as the carrying amount.

Long-term debt and debt serviced by other parties--

     The fair value is estimated based on the current rates offered to NHC for similar debt of the same maturities and is approximately the same as the carrying amounts.

Subordinated convertible notes--

     The fair values are estimated based on quoted market prices and approximate $70,531,000 and $82,995,000 at December 31, 1997 and December 31, 1996, respectively, as compared to carrying values of $19,152,000 and $28,908,000 at December 31, 1997 and December 31, 1996, respectively.

                            EXHIBIT 23

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation by reference of our reports on National HealthCare Corporation (formerly National HealthCare L.P.) dated February 12, 1998, included in this Form 10-K for the year ended December 31, 1997, into the Company's previously filed post-effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement No. 33-9881. It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1997 or performed any audit procedures subsequent to the date of our report.




                                 ARTHUR ANDERSEN LLP




Nashville, Tennessee
March 25, 1998