Form 10-Q
period 1998-03-31
NATIONAL HEALTHCARE CORP
filed 1998-05-15
CIK 1047335

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934


For quarter ended    March 31, 1998     Commission file number 333-37185



                    NATIONAL HEALTHCARE CORPORATION
        (Exact name of registrant as specified in its Charter)



         Delaware                            52-2057472
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization               Identification No.)


     100 Vine Street
     Murfreesboro, TN                           37130
     (Address of principal                    (Zip Code)
      executive offices)


Registrant's telephone number, including area code     (615) 890-2020

Indicate by check mark whether the registrant

    (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

                    Yes   x   No

     (2)  Has been subject to such filing requirements for the past 90 days.

                    Yes   x   No

11,248,240 shares were outstanding as of April 30, 1998.

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     NATIONAL HEALTHCARE CORPORATION

           INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                   Three Months Ended
                                                         March 31
                                                      1998       1997
                                                      (in thousands)
REVENUES:
  Net patient revenues                              $105,120 $   94,583
  Other revenues                                       8,977     11,280
     Net revenues                                    114,097    105,863

COSTS AND EXPENSES:
  Salaries, wages and benefits                        64,488     59,215
  Other operating                                     40,814     33,126
  Depreciation and amortization                        3,091      3,735
  Interest                                             1,590      2,829
     Total costs and expenses                        109,983     98,905

Income Before Income Taxes                             4,114      6,958

Income Tax Provision                                  (1,237)       --

NET INCOME                                          $  2,877 $    6,958

EARNINGS PER SHARE:
  Basic                                             $    .27 $      .79
  Diluted                                           $    .27 $      .69

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                           10,585,967  8,801,303
  Diluted                                         10,921,379 10,706,858




The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                     NATIONAL HEALTHCARE CORPORATION

              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS

                                                      March 31     December 31
                                                        1998          1997
                                                     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $ 15,017        $ 17,205
  Cash held by trustees                                  4,598           3,834
  Marketable securities                                 19,152          19,579
  Accounts receivable, less allowance for
    doubtful accounts of $5,862 and $5,116              70,478          71,564
  Notes receivable                                         948           6,992
  Inventory at lower of cost (first-in,
    first-out method) or market                          4,198           3,948
  Deferred income taxes                                  2,138           1,618
  Prepaid expenses and other assets                      1,545             553
  Total current assets                                 118,074         125,293

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                       115,825         104,597
  Less accumulated depreciation and
    amortization                                       (43,589)        (41,171)
  Assets under arrangement with other parties            4,730           4,853
  Net property, equipment and assets under
    arrangement with other parties                      76,966          68,279

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                            606             506
  Unamortized financing costs                              846           1,278
  Notes receivable                                      10,439          11,044
  Notes receivable from National                        12,044          12,028
  Deferred income taxes                                  3,142           2,922
  Minority equity investments and other                  8,724           8,831
  Total other assets                                    35,801          36,609

                                                     $ 230,841        $230,181


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                     NATIONAL HEALTHCARE CORPORATION

              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                         LIABILITIES AND CAPITAL
                                                    March 31      December 31
                                                      1998           1997
                                                   (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt                  $  2,895      $   2,682
  Trade accounts payable                               12,779         12,810
  Accrued payroll                                      33,485         38,123
  Distributions payable                                   ---          5,388
  Amount due to third-party payors                     14,127          6,789
  Accrued interest                                        372            596
  Other current liabilities                            15,746         14,407
  Total current liabilities                            79,404         80,795

LONG-TERM DEBT, less current portion                   59,521         60,227

DEBT SERVICED BY OTHER PARTIES, LESS
   CURRENT PORTION                                     16,760         16,676

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES           771            763

SUBORDINATED CONVERTIBLE NOTES                          2,204         19,152

DEFERRED INCOME                                        14,815         14,832

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
  Preferred stock, $.01 par value;
  10,000,000 shares authorized;
  none issued or outstanding                             ---            ---
  Common stock, $.01 par value;
  30,000,000 shares authorized;
  11,215,691 shares issued and
  outstanding                                            112            101
  Capital in excess of par value,
  less notes receivable                               50,246         33,248
  Retained earnings                                    2,877            ---
  Unrealized gains on securities                       4,131          4,387
  Total shareowners' equity                           57,366         37,736

                                                    $230,841      $ 230,181

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                     NATIONAL HEALTHCARE CORPORATION
         INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                                 Three Months Ended
                                                                       March 31
                                                                  1998        1997
                                                                   (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                     $ 2,877   $  6,958
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                   2,520      3,564
    Provision for doubtful accounts receivable                       647        621
     Amortization of intangibles and deferred charges                358        244
    Amortization of deferred income                                 (122)      (112)
    Equity in earnings of unconsolidated investments                 (61)       (16)
    Distributions from unconsolidated investments                    ---         13
  Deferred income taxes                                             (740)       ---
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                       439     (5,693)
    Increase in inventory                                           (250)      (729)
    Increase in prepaid expenses and other assets                   (992)      (318)
    Increase (decrease) in trade accounts payable                    (31)     2,218
    Decrease in accrued payroll                                   (4,638)    (4,463)
    Increase in amounts due to third party payors                  7,338      7,361
    Increase (decrease) in accrued interest                         (224)       224
    Increase in other current liabilities                          1,339        220
     Net cash provided by operating activities                     8,460     10,092
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                               (11,127)   (17,936)
  Investment in long-term notes receivable and loan
    participation agreements                                      (1,409)    (7,938)
  Collection of long-term notes receivable and loan
    participation agreements                                       8,042      3,762
  (Increase) decrease in minority equity investments and other        89       (252)
  Decrease in marketable securities                                  171        363
  Net cash used in investing activities                           (4,234)   (22,001)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                                        ---     13,952
  Increase in cash held by trustee                                  (764)    (1,272)
  Increase (decrease) in minority interests in subsidiaries            8         (4)
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits                         (100)       (45)
  Issuance of partnership units                                      (50)       534
  Collection of receivables                                           31      4,895
  Payments on debt                                                  (460)    (1,385)
  Cash distributions to partners                                  (5,388)    (5,068)
  Decrease (increase) in financing costs                             309         (9)
  Net cash provided by (used in) financing activities             (6,414)    11,598

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (2,188)      (311)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    17,205      1,881
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $15,017   $  1,570

Supplemental Information:
  Cash payments for interest expense                             $ 1,814   $  2,605

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                     NATIONAL HEALTHCARE CORPORATION
         INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                            Three Months Ended
                                                                 March 31
                                                              1998      1997
                                                               (in thousands)

During the three months ended March 31, 1998 and
  March 31, 1997, $16,948,000 and $42,000, respectively,
  of convertible subordinated debentures were converted
  into 1,114,519 shares of common stock and 2,760 units
  of NHC's partnership units:
     Convertible subordinated debentures                    $(16,948)    $(42)
     Financing costs                                              10      ---
     Accrued interest                                            (90)     ---
     Partner's capital                                           ---       42
     Common stock                                                 11      ---
     Capital in excess of par value                           17,017      ---



















<PAGE<
NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Shareowners' Equity and Partners' Capital
(in thousands, except share and unit amounts)
                                                                                                       Total Share-
                                                                      Unrealized                       owners'
                                         Receivables                  Gains                            Equity
                    Common Stock/ Units  from Sale Paid in  Retained  (Losses) on  General   Limited   Partners'
                    Shares/Units  Amount of Units  Capital  Earnings  Securities   Partners  Partners  Capital
Balance at 12/31/97 10,103,172    $  101 $(16,875) $50,123  $    ---  $4,387       $   ---   $    ---  $ 37,736
 Net income               ---        ---      ---      ---     2,877     ---           ---        ---     2,877
 Unrealized gains on
  securities              ---        ---      ---      ---       ---    (256)          ---        ---      (256)
 Total Comprehensive Income                                                                                2,621
 Coll. of receivables     ---        ---       31      ---       ---     ---           ---        ---         31
 Units purchased       (2,000)       ---      ---      (50)      ---     ---           ---        ---        (50)
 Shares issued in conversion of
  convertible debentures to
  common shares     1,114,519         11      ---   17,017       ---     ---           ---        ---     17,028

Balance at 3/31/98 11,215,691        112  (16,844)  67,090     2,877   4,131           ---        ---     57,366

Balance at 12/31/96 8,467,959        ---  (22,674)     ---       ---   2,171         1,408    147,632    128,537
 Net income               ---        ---      ---      ---       ---     ---            70      6,888      6,958
 Unrealized losses on
   securities             ---        ---      ---      ---       ---    (716)          ---        ---       (716)
 Total Comprehensive Income                                                                                6,242
 Coll. of receivables     ---        ---    4,895      ---       ---     ---           ---        ---      4,895
 Units sold           389,466        ---  (11,577)     ---       ---     ---           ---     12,111        534
 Units issued in conversion of
    convertible debentures to
    partnership units   2,760        ---      ---      ---       ---     ---           ---         42         42
 Cash distributions declared
   ($.60 per unit)        ---        ---      ---      ---       ---     ---           (51)    (5,017)    (5,068)

Balance at 3/31/97  8,860,185     $  --- $(29,356)  $  ---  $    ---  $1,455       $ 1,427   $161,656   $135,182

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1998
                           (Unaudited)


Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

     The financial statements of National HealthCare Corporation ("NHC") for the three months ended March 31, 1998 and 1997, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1998. The interim condensed balance sheet at December 31, 1997 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1997, December 31, 1996, and December 31, 1995.


Note 2 - MANDATED LOSS OF PARTNERSHIP TAX STATUS:

     Under the Revenue Act of 1987, NHC and certain other similar publicly traded partnerships were permitted to be taxed as partnerships and not as corporations through the 1997 tax year. Effective with the 1998 tax year, however, NHC is subject to federal income taxes. In response to the governmentally mandated loss of partnership status, the holders of NHC general and limited partnership units approved a plan of restructure whereby, on December 31, 1997, NHC converted from a limited partnership to a corporation. All partnership units outstanding on December 31, 1997 were effectively converted into shares of common stock. The restructure from a limited partnership to a corporation had no effect on the liquidity or financial condition of NHC.


Note 3 - TRANSFER OF ASSETS AND LIABILITIES TO NHR:

     On December 31, 1997, NHC transferred certain assets including mortgage notes receivable (total book value of $94,439,000), the real property of 17 long-term health care centers, six assisted living facilities and one retirement center (total book value of $144,615,000) and related liabilities (total book value of $86,414,000) to National Health Realty, Inc. (NHR), a publicly traded real estate investment trust. NHC received in exchange all of the common stock or other equity interests of NHR, which was transferred to NHC's unitholders.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1998
                           (Unaudited)


     Concurrent with NHC's conveyance of the real property to NHR, NHC leased from NHR each of the 24 facilities under leases accounted for as operating leases. Pursuant to the terms of the leases, NHC is obligated to pay NHR annual base rent of $12,417,000 on the 24 facilities. In addition to base rent, in each year after 1999, NHC must pay percentage rent to NHR equal to 3% of the amount by which revenues of each facility in such later year exceeds revenues of such facility in 1999.

     NHC has also entered into an advisory agreement with NHR whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as advisor. For its services under the advisory agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC.


Note 4 - OTHER REVENUES:

                                         Three Months Ended
                                              March 31
                                          1998      1997
                                            (in thousands)
Revenue from managed centers            $ 5,714   $ 8,282
Guarantee fees                              148       162
Advisory fee from NHI                       828       775
Advisory fee from NHR                       111       ---
Earnings on securities                      374       521
Equity in earnings of
  unconsolidated investments                 37        --
Interest income                           1,082       981
Other                                       683       559
                                        $ 8,977   $11,280

     Revenues from managed centers include management fees and interest income on notes receivable from the managed centers. "Other" revenues include non-health care related earnings.

Note 5 - INVESTMENTS IN MARKETABLE SECURITIES:

     NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in shareowners' equity in accordance with SFAS 115.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1998
                           (Unaudited)


     Proceeds from the sale of investments in debt and equity securities during the period ended March 31, 1997 were $511,000. Gross investment gains of $149,000 were realized on these sales during the period ended March 31, 1997. Realized gains and losses from securities sales are determined on the specific identification of the securities.

Note 6 - GUARANTEES:

     In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $70,425,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 5.2% at March 31, 1998.


NOTE 7 - INCOME TAXES:

     The provision (benefit) for income taxes for the quarter ended March 31, 1998 is comprised of the following components:

                                                  Quarter Ended
               (in thousands)                     March 31, 1998
               Current
                  Federal                            $  1,580
                  State                                   226
                    Current Income Tax Provision        1,806
               Deferred Tax Benefit
                  Federal                                (498)
                  State                                   (71)
                    Deferred Income Tax Benefit          (569)
                       Total Income Tax Provision    $  1,237

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets and liabilities, at the respective income tax rates, as of March 31, 1998 are as follows:

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1998
                           (Unaudited)

               (in thousands)                          March 31, 1998
               Current deferred tax asset:
                  Accounts receivable                     $  1,897
                  Accrued liabilities                        1,907
                                                             3,804
               Current deferred tax liability:
                  Unrealized gains on marketable
                    securities                            $ (1,584)
                  Other                                        (82)
                                                            (1,666)
                    Net current deferred tax asset        $  2,138
               Noncurrent deferred tax asset:
                  Deferred gain on sale of assets            5,569
                  Deferred guaranty fees                     1,146
                  Unearned insurance premium income            185
                  Other                                        313
                                                             7,213
               Noncurrent deferred tax liability:
                  Tax depreciation in excess of fin-
                    ancial reporting depreciation           (4,011)
                  Other                                        (60)
                                                            (4,071)
                  Net noncurrent deferred tax asset       $  3,142

The provision for income taxes is different than the amount computed using the applicable statutory federal and state income tax rate as follows:

                                                       Quarter Ended
                                                       March 31, 1998
          Tax expense at statutory rates                  $  1,974
          Tax benefit of timing differences                  (569)
          Reversal of current income tax accruals            (146)
          Other                                               (22)
                    Total Income Tax Provision            $  1,237


                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1998
                           (Unaudited)


Note 8 - NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. NHC has adopted the provisions of SFAS 130 effective January 1, 1998. NHC has elected to disclose comprehensive income, which includes net income and unrealized gains and losses on securities, in the Consolidated Statements of Shareowners' Equity and Partners' Capital. Prior periods have been restated to conform to the SFAS 130 requirements.

     In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. NHC will be required to adopt SFAS 131 in the fourth quarter of 1998 and is currently determining the impact that SFAS 131 will have on its financial statements. If appropriate, NHC will begin disclosing the required information accordingly.

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. The statement also requires nongovernmental entities to write off any unamortized start-up costs that remain on the balance sheet at the date of adoption. NHC will adopt the provisions of SOP 98-5 effective January 1, 1999. Management does not expect the adoption to have a material impact on NHC's financial position or cash flows.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1998
                           (Unaudited)


Note 9- LEGAL PROCEEDINGS:

     In March 1996, Florida Convalescent Centers, Inc. (FCC), an independent Florida corporation for whom NHC manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. Pursuant to written agreements between the parties, NHC valued the center, offering to either purchase the center at the price so valued or FCC could elect to pay NHC certain deferred compensation based upon that value (the "Valuation Process"). FCC responded on March 26, 1996, by filing a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting the court to interpret the parties' rights under their contractual arrangements, and naming NHC and its then general partners as defendants.

     In January 1997, FCC notified NHC that it intends to terminate its management contracts with NHC as they become eligible for termination. Four such contracts matured in 1997 and the expiration date of a fifth center is in dispute; however, the parties have stipulated that NHC will remain as manager of all centers and the Valuation Process will be deferred until a final decision is reached by the Sarasota Court. The balance of the FCC contracts may be terminated in the years 2001-2003, although some of those dates are in dispute.

     Since the original suit was filed, FCC has amended its complaint four times, the most recent amendment being in January 1998. These amendments assert numerous claims against NHC including claims for breach of all management agreements between the parties; for a declaration that FCC does not owe any deferred contingent fees to NHC or, if so, a declaration that such deferred fees constitute usurious interest; that the recorded mortgages securing FCC's debt to NHC do not secure payment of the deferred contingent fees; for breach of a 1994 loan agreement between FCC and defendants related to the construction of a facility in Orlando; for business libel; for breach of fiduciary duty arising from defendants' alleged obstruction of FCC's right to audit; from defendants' alleged failure to properly manage FCC's facilities; from defendants' alleged self dealing by causing FCC and defendants or their affiliates

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1998
                           (Unaudited)


to enter into contracts that are not customary or usual in the industry; and (most recently) a breach resulting from NHC's conversion from a publicly traded partnership into a publicly traded corporation effective December 31, 1997. In addition to declaratory relief, FCC asserts that it is entitled to unspecified damages and has the right to terminate all of the management agreements between the parties for cause. The defendants have answered denying all of FCC's claims and asserting a counterclaim against FCC.

     On November 5, 1997, the trial court ruled against FCC's Partial Motion for Summary Judgment in which they asked the Court to order that the mortgages securing NHC's loans and guarantees to FCC did not secure the deferred compensation due upon termination of the contract. The Court stated as follows: "Defendants (NHC) are not required to release the encumbered properties from the mortgage liens until all secured amounts, including deferred contingency fees, are paid". In January, 1998, FCC filed with the Sarasota Court a Motion for Summary Judgment alleging all FCC management contracts were breached upon NHC's conversion into a corporation. NHC responded to this motion with numerous affidavits, the Court heard arguments on this issue on May 7 and has denied FCC's motion. The Court has also set a trial date for the Fifth Amended Complaint commencing October 26, 1998.

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

     NHC is also a defendant in a lawsuit styled Braeuning, et al vs.
National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997, and service of process occurred on July 8, 1997, with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1998
                           (Unaudited)


Court to the Tampa, Florida, District Court. NHC has filed its Answer denying the allegations. The suit alleges that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleges that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act". NHC has denied all allegations and believes the facts will vindicate its position. The individual plaintiff Braeuning has amended the suit to allege that he was "retaliatory discharged" from his position due to the filing of the suit. In an order (March 13, 1998) denying Braeuning's Motion for Summary Judgment on this issue, the court stated, "That the defendants have submitted a legitimate non-retaliatory reason for firing Mr. Braeuning casts significant doubt on Mr. Braeuning's likelihood of success on the merits."

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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1998
                           (Unaudited)

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

     In October 1996, two managed centers in Florida were audited by representatives of the regional office of the Office of the Inspector General ("OIG"). As part of these audits, the OIG reviewed various records of the facilities relating to allocation of nursing hours and contracts with suppliers of outside services. At one center, the OIG indicated during an exit conference that it had no further questions but has not yet issued a final report. At the second facility, which is one of four named in the Braeuning lawsuit, the OIG determined that certain records were insufficient and NHC supplied the additional requested information. These audits have been incorporated into the lawsuit. Florida is one of the states in which governmental officials are conducting "Operation Restore Trust", a federal/state program aimed at detecting and eliminating fraud and abuse by providers in the Medicare and Medicaid programs. The OIG has increased its investigative actions in Florida (and has now opened a Tennessee office) as part of Operation Restore Trust.

     There is certain additional litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

     National HealthCare Corporation (NHC, or the Company) operates and manages 111 long-term health care centers with 14,178 beds in nine states.
NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement centers.

                 NATIONAL HEALTHCARE CORPORATION

                          MARCH 31, 1998
                           (Unaudited)


     Two significant events occurred on December 31, 1997 which will have a permanent impact on NHC's results of operations and financial condition - the transfers to National Health Realty, Inc. and the governmentally mandated loss of partnership tax status.

Transfers to National Health Realty-

     As more fully described in Note 3 to the financial statements and in NHC's prior year annual report, at December 31, 1997, NHC transferred certain assets, liabilities and equity to National Health Realty, Inc. (NHR), a real estate investment trust. NHC received in exchange all of the common stock or other equity interests of NHR, which was transferred to NHC's unitholders. NHC management believes that, compared to other alternatives then available, the transfer will enhance unitholders' value. Concurrent with the transfers to NHR, NHC leased from NHR the real property which had been transferred.

Effect of the Transfers on Results of Operations-

     The effect of the transfer of assets and liabilities to NHR on results of operations is as follows. "Other revenues" are reduced for the interest income on notes receivable transferred and operating expenses are increased by the rent expense on the property transferred. These reductions in net income are offset in part by the reduction of interest expense on debt transferred, by the reduction of depreciation expense on assets transferred, and by the receipt of an advisory fee from NHR under an advisory agreement. The net effect of these transactions is to reduce pretax net income when compared to periods prior to the transfer.

Effect of the Transfer on Liquidity and Financial Condition-

     Assets transferred to NHR include mortgage notes receivable (total book value of $94,439,000), as well as the real property of 17 long-term health care centers, six assisted living facilities and one retirement center (total book value of $144,615,000) and related liabilities (total book value of $86,414,000). Equity transferred to NHR totaled $152,640,000. Although these physical assets were transferred, the operational revenues and expenses remain, as before, with NHC.

                 NATIONAL HEALTHCARE CORPORATION

                          MARCH 31, 1998
                           (Unaudited)


Mandated Loss of Partnership Tax Status-

     Under the Revenue Act of 1987, NHC and certain other similar publicly traded partnerships were permitted to be taxed as partnerships and not as corporations through the 1997 tax year. Effective with the 1998 tax year, however, NHC is subject to federal income taxes. In response to the governmentally mandated loss of partnership tax status, the holders of NHC general and limited partnership units approved a plan of restructure whereby, on December 31, 1997, NHC converted by merger from a limited partnership to a corporation. All partnership units (or rights to obtain same) outstanding on December 31, 1997 were effectively converted into shares of common stock. The restructure from a limited partnership to a corporation had no effect on the liquidity or financial condition of NHC.


Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997.

     Results for the three month period ended March 31, 1998 include an 8% increase over the same period in 1997 in net revenues and a 41% decrease in net income.

     The increased revenues for the quarter reflect the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds by 701 beds from 6,781 beds to 7,482 beds. In addition, the number of owned or leased assisted living units has increased by 313 units from 377 units to 690 units. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

     The increased revenues for the quarter were partially offset by decreased levels of service and changes in payment systems for rehabilitative services and homecare services.

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, decreased 31.0% in 1997 from $8.3 million in 1997 to $5.7 million in 1998 due primarily to decreased interest income on $94,439,000 notes receivable which were transferred to NHR.

                 NATIONAL HEALTHCARE CORPORATION


                          MARCH 31, 1998
                           (Unaudited)


     Total costs and expenses for the 1998 quarter increased $11.1 million or 11.2% to $110.0 million from $98.9 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $5.3 million or 8.9% to $64.5 million from $59.2 million. Other operating expenses increased $7.7 million or 23.2% to $40.8 million for the 1998 first quarter compared to $33.1 million in the 1997 period. Depreciation and amortization decreased 17.2% to $3.1 million. Interest costs decreased $1.2 million or 43.8% to $1.6 million from $2.8 million for last year.

     Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions and assisted living expansions. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits as well as adjustments in bonus and benefit programs for the quarter.

     Operating costs have increased in part due to the increased number of beds in operation and the expansion of assisted living services. These increased beds and expansions are expected to provide increased revenues in future periods. Operating costs have also increased due to rent expense on the assets transferred to NHR and leased back to NHC.

     Depreciation and amortization decreased as a result of the transfer of real property to NHR, offset in part by the placing of newly purchased personalty in service. Interest expense decreased compared to the quarter a year ago due primarily to the transfer of debt to NHR.

     The income tax provision for the quarter was $1.2 million compared to no provision for the previous quarter. The change is due to the restructure from a limited partnership to a corporation.

     The total census at owned and leased centers for the quarter averaged 89.1% compared to an average of 94.5% for the same quarter a year ago. When newly opened centers are excluded, the total census of owned and leased centers for the quarter averaged 92.4%.

                 NATIONAL HEALTHCARE CORPORATION

                          MARCH 31, 1998
                           (Unaudited)

Liquidity and Capital Resources

     During the first three months of 1998, the Company generated net cash of $8.5 million from operating activities, $8.0 million from the collection of long-term notes receivable, $0.3 million from the increase in financing costs, and $0.2 million from the decrease in marketable securities. Of these funds, $11.1 million was used for additions to and acquisitions of property and equipment, $1.4 million for investment in long-term notes receivable and loan participation agreements, $0.8 million to increase cost held by trustees, $0.1 million to increase bond reserve funds and mortgage replacement reserves, $0.5 million for payments on debt, and $5.4 million for cash distributions to partners for the last quarter of 1997. NHC does not currently plan to declare or pay dividends in 1998 or beyond. Cash and cash equivalents decreased $2.1 million during the period.

     At March 31, 1998, the Company's ratio of long-term obligations to convertible debt and capital is 1.3 to 1.

     The ratio of current assets to current liabilities is 1.5 to 1. Working capital is $38.7 million. It is NHC's intent that real property currently under construction will be sold to NHR and then leased back. Current financial resources plus anticipated funds from future operations are expected to be adequate to enable NHC to meet its working capital requirements and expansion goals.


Cash Dividends

     NHC may pay dividends at the discretion of the Board of Directors. NHC, as a corporation, does not anticipate initially paying dividends.

Impact of Inflation

     Reimbursement rates under the Medicare and Medicaid programs generally reflect the underlying increases in costs and expenses resulting from inflation. For this reason, the impact of inflation on profitability has not been significant.


Development

     During the first three months of 1998, the Company added a net total of 107 licensed long-term care beds, 100 beds of which are owned or leased and seven beds of which are managed for other owners.

                NATIONAL HEALTHCARE CORPORATION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1998
                          (Unaudited)


     Currently, NHC has 630 long-term care beds under development at 15 owned, leased or managed health care centers in various locations. These beds are either under construction or a Certificate of Need has been received from the appropriate state agency authorizing the construction of additional centers or beds. In addition, NHC has 211 assisted living units at two locations and 84 retirement apartments at one location under development, all of which are owned.

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

Litigation--

     As discussed in more detail in Note 9 to the financial statements, NHC is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act", with the government participating as an intervening plaintiff. The suit alleges that NHC has submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary cost centers" and improper allocation of skilled nursing service hours in four managed centers. NHC is cooperating fully

                 NATIONAL HEALTHCARE CORPORATION

                          MARCH 31, 1998
                           (Unaudited)


with the government and will aggressively pursue an amicable settlement, if such appears necessary at the conclusion of the in-house audit currently underway. Adjustments to the reimbursable cost claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue), while adjustments to owned or leased centers would impact the Company's financial statement. An adverse determination in the lawsuit could subject NHC to repayments which could have a material negative impact on the financial position or results of operations of NHC.

     Also as discussed in more detail in Note 9 to the financial statement, NHC is a defendant in a lawsuit filed by Florida Convalescent Centers, Inc. ("FCC"), an independent Florida corporation for whom NHC manages 16 licensed nursing centers in Florida. Under the suit, FCC seeks to terminate all of its management agreements with NHC. NHC has filed an answer denying all of FCC's claims and asserting a counterclaim against FCC. The case is set for trial in late October, 1998.

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


Year 2000 Compliance

     NHC is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. NHC does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. NHC does not anticipate any material disruption in its operations as a result of any failure by NHC to be in compliance. NHC does not currently have any information concerning the Year 2000 compliance status of its suppliers, customers and third party payors. In the event that any of NHC's significant suppliers, customers or third party payors do not successfully and timely achieve Year 2000 compliance, NHC's business or operations could be adversely affected.

                 NATIONAL HEALTHCARE CORPORATION

                          MARCH 31, 1998
                           (Unaudited)


Item 3.   Quantitative and Qualitative Information About Market Risk

               Not Applicable.


                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

               In March 1996, Florida Convalescent Centers, Inc. (FCC), an independent Florida corporation for whom NHC manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. Pursuant to written agreements between the parties, NHC valued the center, offering to either purchase the center at the price so valued or FCC could elect to pay NHC certain deferred compensation based upon that value (the "Valuation Process"). FCC responded on March 26, 1996, by filing a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting the court to interpret the parties' rights under their contractual arrangements, and naming NHC and its then general partners as defendants.

                In January 1997, FCC notified NHC that it intends to terminate its management contracts with NHC as they become eligible for termination. Four such contracts matured in 1997 and the expiration date of a fifth center is in dispute; however, the parties have stipulated that NHC will remain as manager of all centers and the Valuation Process will be deferred until a final decision is reached by the Sarasota Court. The balance of the FCC contracts may be terminated in the years 2001-2003, although some of those dates are in dispute.

               Since the original suit was filed, FCC has amended its complaint four times, the most recent amendment being in January 1998. These amendments assert numerous claims against NHC including claims for breach of all management agreements between the parties; for a declaration that FCC does not owe any deferred contingent fees to NHC or, if so, a declaration that such deferred fees constitute usurious interest; that the

                 NATIONAL HEALTHCARE CORPORATION

                          MARCH 31, 1998
                           (Unaudited)


          recorded mortgages securing FCC's debt to NHC do not secure payment of the deferred contingent fees; for breach of a 1994 loan agreement between FCC and defendants related to the construction of a facility in Orlando; for business libel; for breach of fiduciary duty arising from defendants' alleged obstruction of FCC's right to audit; from defendants' alleged failure to properly manage FCC's facilities; from defendants' alleged self dealing by causing FCC and defendants or their affiliates to enter into contracts that are not customary or usual in the industry; and (most recently) a breach resulting from NHC's conversion from a publicly traded partnership into a publicly traded corporation effective December 31, 1997. In addition to declaratory relief, FCC asserts that it is entitled to unspecified damages and has the right to terminate all of the management agreements between the parties for cause. The defendants have answered denying all of FCC's claims and asserting a counterclaim against FCC.

               On November 5, 1997, the trial court ruled against FCC's Partial Motion for Summary Judgment in which they asked the Court to order that the mortgages securing NHC's loans and guarantees to FCC did not secure the deferred compensation due upon termination of the contract. The Court stated as follows: "Defendants (NHC) are not required to release the encumbered properties from the mortgage liens until all secured amounts, including deferred contingency fees, are paid". In January, 1998, FCC filed with the Sarasota Court a Motion for Summary Judgment alleging all FCC management contracts were breached upon NHC's conversion into a corporation. NHC responded to this motion with numerous affidavits, the Court heard arguments on this issue on May 7 and has denied FCC's motion. The Court has also set a trial date for the Fifth Amended Complaint commencing October 26, 1998.

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

                 NATIONAL HEALTHCARE CORPORATION

                          MARCH 31, 1998
                           (Unaudited)

               NHC is also a defendant in a lawsuit styled Braeuning, et al vs. National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9,
          1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997, and service of process occurred on July 8, 1997, with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District Court to the Tampa, Florida, District Court. NHC has filed its Answer denying the allegations. The suit alleges that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleges that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act". NHC has denied all allegations and believes the facts will vindicate its position. The individual plaintiff Braeuning has amended the suit to allege that he was "retaliatory discharged" from his position due to the filing of the suit. In an order
          (March 13, 1998) denying Braeuning's Motion for Summary Judgment on this issue, the court stated, "That the defendants have submitted a legitimate non-retaliatory reason for firing Mr. Braeuning casts significant doubt on Mr. Braeuning's likelihood of success on the merits."

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

                NATIONAL HEALTHCARE CORPORATION
                         MARCH 31, 1998
                          (Unaudited)

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

               In October 1996, two managed centers in Florida were audited by representatives of the regional office of the Office of the Inspector General ("OIG"). As part of these audits, the OIG reviewed various records of the facilities relating to allocation of nursing hours and contracts with suppliers of outside services. At one center, the OIG indicated during an exit conference that it had no further questions but has not yet issued a final report.
          At the second facility, which is one of four named in the Braeuning lawsuit, the OIG determined that certain records were insufficient and NHC supplied the additional requested information. These audits have been incorporated into the lawsuit. Florida is one of the states in which governmental officials are conducting "Operation Restore Trust", a federal/state program aimed at detecting and eliminating fraud and abuse by providers in the Medicare and Medicaid programs. The OIG has increased its investigative actions in Florida (and has now opened a Tennessee office) as part of Operation Restore Trust.

               There is certain additional litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.


Item 2.   Changes in Securities.  Not applicable

<PAGAE>
                NATIONAL HEALTHCARE CORPORATION

                         MARCH 31, 1998
                          (Unaudited)



Item 3.   Defaults Upon Senior Securities.  None


Item 4.   Submission of Matters to Vote of Security Holders.  None


Item 5.   Other Information.  None


Item 6.   Exhibits and Reports on Form 8-K.

          (a) List of exhibits - Exhibit 27 - Financial Data Schedule (for SEC purposes only)
          (b)  Reports on Form 8-K - none required


                            SIGNATURES

     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL HEALTHCARE CORPORATION
                                   (Registrant)



Date May 15, 1998                  /s/ Richard F. LaRoche, Jr.
                                   Richard F. LaRoche, Jr.
                                   Secretary



Date May 15, 1998                  /s/ Donald K. Daniel
                                   Donald K. Daniel
                                   Vice President and Controller
                                   Principal Accounting Officer