Form 10-Q/A
period 1998-03-31
NATIONAL HEALTHCARE CORP
filed 1998-08-07
CIK 1047335

FORM 10-Q/A


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
                               (Unaudited)

                                                   Three Months Ended
                                                         March 31
                                                      1998       1997
                                                      (in thousands)
REVENUES:
  Net patient revenues                              $105,120 $   94,583
  Other revenues                                       8,977     11,280
     Net revenues                                    114,097    105,863

COSTS AND EXPENSES:
  Salaries, wages and benefits                        64,488     59,215
  Other operating                                     40,814     33,126
  Depreciation and amortization                        3,091      3,735
  Interest                                             1,590      2,829
     Total costs and expenses                        109,983     98,905

Income Before Income Taxes                             4,114      6,958

Income Tax Provision                                  (1,580)       --

NET INCOME                                          $  2,534 $    6,958

EARNINGS PER SHARE:
  Basic                                             $    .24 $      .79
  Diluted                                           $    .24 $      .69

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                           10,585,967  8,801,303
  Diluted                                         10,921,379 10,706,858




The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                     NATIONAL HEALTHCARE CORPORATION

              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS

                                                      March 31     December 31
                                                        1998          1997
                                                     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $ 15,017        $ 17,205
  Cash held by trustees                                  4,598           3,834
  Marketable securities                                 19,152          19,579
  Accounts receivable, less allowance for
    doubtful accounts of $5,862 and $5,116              70,478          71,564
  Notes receivable                                         948           6,992
  Inventory at lower of cost (first-in,
    first-out method) or market                          4,198           3,948
  Deferred income taxes                                  2,138           1,618
  Prepaid expenses and other assets                      1,545             553
  Total current assets                                 118,074         125,293

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                       115,825         104,597
  Less accumulated depreciation and
    amortization                                       (43,589)        (41,171)
  Assets under arrangement with other parties            4,730           4,853
  Net property, equipment and assets under
    arrangement with other parties                      76,966          68,279

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                            606             506
  Unamortized financing costs                              846           1,278
  Notes receivable                                      10,439          11,044
  Notes receivable from National                        12,044          12,028
  Deferred income taxes                                  2,799           2,922
  Minority equity investments and other                  8,724           8,831
  Total other assets                                    35,458          36,609

                                                     $ 230,498        $230,181


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

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
  Preferred stock, $.01 par value;
  10,000,000 shares authorized;
  none issued or outstanding                             ---            ---
  Common stock, $.01 par value;
  30,000,000 shares authorized;
  11,215,691 shares issued and
  outstanding                                            112            101
  Capital in excess of par value,
  less notes receivable                               50,246         33,248
  Retained earnings                                    2,534            ---
  Unrealized gains on securities                       4,131          4,387
  Total shareowners' equity                           57,023         37,736

                                                    $230,498      $ 230,181

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                     NATIONAL HEALTHCARE CORPORATION
         INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                                 Three Months Ended
                                                                       March 31
                                                                  1998        1997
                                                                   (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                     $ 2,534   $  6,958
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                   2,520      3,564
    Provision for doubtful accounts receivable                       647        621
     Amortization of intangibles and deferred charges                358        244
    Amortization of deferred income                                 (122)      (112)
    Equity in earnings of unconsolidated investments                 (61)       (16)
    Distributions from unconsolidated investments                    ---         13
  Deferred income taxes                                             (397)       ---
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                       439     (5,693)
    Increase in inventory                                           (250)      (729)
    Increase in prepaid expenses and other assets                   (992)      (318)
    Increase (decrease) in trade accounts payable                    (31)     2,218
    Decrease in accrued payroll                                   (4,638)    (4,463)
    Increase in amounts due to third party payors                  7,338      7,361
    Increase (decrease) in accrued interest                         (224)       224
    Increase in other current liabilities                          1,339        220
     Net cash provided by operating activities                     8,460     10,092
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                               (11,127)   (17,936)
  Investment in long-term notes receivable and loan
    participation agreements                                      (1,409)    (7,938)
  Collection of long-term notes receivable and loan
    participation agreements                                       8,042      3,762
  (Increase) decrease in minority equity investments and other        89       (252)
  Decrease in marketable securities                                  171        363
  Net cash used in investing activities                           (4,234)   (22,001)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                                        ---     13,952
  Increase in cash held by trustee                                  (764)    (1,272)
  Increase (decrease) in minority interests in subsidiaries            8         (4)
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits                         (100)       (45)
  Issuance of partnership units                                      (50)       534
  Collection of receivables                                           31      4,895
  Payments on debt                                                  (460)    (1,385)
  Cash distributions to partners                                  (5,388)    (5,068)
  Decrease (increase) in financing costs                             309         (9)
  Net cash provided by (used in) financing activities             (6,414)    11,598

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (2,188)      (311)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    17,205      1,881
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $15,017   $  1,570

Supplemental Information:
  Cash payments for interest expense                             $ 1,814   $  2,605

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



















<PAGE<
NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Shareowners' Equity and Partners' Capital
(in thousands, except share and unit amounts)
                                                                                                       Total Share-
                                                                      Unrealized                       owners'
                                         Receivables                  Gains                            Equity
                    Common Stock/ Units  from Sale Paid in  Retained  (Losses) on  General   Limited   Partners'
                    Shares/Units  Amount of Units  Capital  Earnings  Securities   Partners  Partners  Capital
Balance at 12/31/97 10,103,172    $  101 $(16,875) $50,123  $    ---  $4,387       $   ---   $    ---  $ 37,736
 Net income               ---        ---      ---      ---     2,534     ---           ---        ---     2,534
 Unrealized gains on
  securities              ---        ---      ---      ---       ---    (256)          ---        ---      (256)
 Total Comprehensive Income                                                                                2,278
 Coll. of receivables     ---        ---       31      ---       ---     ---           ---        ---         31
 Units purchased       (2,000)       ---      ---      (50)      ---     ---           ---        ---        (50)
 Shares issued in conversion of
  convertible debentures to
  common shares     1,114,519         11      ---   17,017       ---     ---           ---        ---     17,028

Balance at 3/31/98 11,215,691        112  (16,844)  67,090     2,534   4,131           ---        ---     57,023

Balance at 12/31/96 8,467,959        ---  (22,674)     ---       ---   2,171         1,408    147,632    128,537
 Net income               ---        ---      ---      ---       ---     ---            70      6,888      6,958
 Unrealized losses on
   securities             ---        ---      ---      ---       ---    (716)          ---        ---       (716)
 Total Comprehensive Income                                                                                6,242
 Coll. of receivables     ---        ---    4,895      ---       ---     ---           ---        ---      4,895
 Units sold           389,466        ---  (11,577)     ---       ---     ---           ---     12,111        534
 Units issued in conversion of
    convertible debentures to
    partnership units   2,760        ---      ---      ---       ---     ---           ---         42         42
 Cash distributions declared
   ($.60 per unit)        ---        ---      ---      ---       ---     ---           (51)    (5,017)    (5,068)

Balance at 3/31/97  8,860,185     $  --- $(29,356)  $  ---  $    ---  $1,455       $ 1,427   $161,656   $135,182

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


NOTE 7 - INCOME TAXES:

     The provision (benefit) for income taxes for the quarter ended March 31, 1998 is comprised of the following components:

                                                  Quarter Ended
               (in thousands)                     March 31, 1998
               Current
                  Federal                            $  1,580
                  State                                   226
                    Current Income Tax Provision        1,806
               Deferred Tax Benefit
                  Federal                                (198)
                  State                                   (28)
                    Deferred Income Tax Benefit          (226)
                       Total Income Tax Provision    $  1,580

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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1998
                           (Unaudited)

               (in thousands)                          March 31, 1998
               Current deferred tax asset:
                  Accounts receivable                     $  1,897
                  Accrued liabilities                        1,907
                                                             3,804
               Current deferred tax liability:
                  Unrealized gains on marketable
                    securities                            $ (1,584)
                  Other                                        (82)
                                                            (1,666)
                    Net current deferred tax asset        $  2,138
               Noncurrent deferred tax asset:
                  Deferred gain on sale of assets            5,569
                  Deferred guaranty fees                     1,146
                  Unearned insurance premium income            185
                  Other                                        313
                                                             7,213
               Noncurrent deferred tax liability:
                  Tax depreciation in excess of fin-
                    ancial reporting depreciation           (4,354)
                  Other                                        (60)
                                                            (4,414)
                  Net noncurrent deferred tax asset       $  2,799

The provision for income taxes is different than the amount computed using the applicable statutory federal and state income tax rate as follows:

                                                       Quarter Ended
                                                       March 31, 1998
          Tax expense at statutory rates                  $  1,974
          Tax benefit of timing differences                  (226)
          Reversal of current income tax accruals            (146)
          Other                                               (22)
                    Total Income Tax Provision            $  1,580


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

     The income tax provision for the quarter was $1.6 million compared to no provision for the previous quarter. The change is due to the restructure from a limited partnership to a corporation.

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



                                   NATIONAL HEALTHCARE CORPORATION
                                   (Registrant)



Date August 7, 1998                /s/ Richard F. LaRoche, Jr.
                                   Richard F. LaRoche, Jr.
                                   Secretary



Date August 7, 1998                /s/ Donald K. Daniel
                                   Donald K. Daniel
                                   Vice President and Controller
                                   Principal Accounting Officer