Form 10-Q
period 1998-06-30
NATIONAL HEALTHCARE CORP
filed 1998-08-14
CIK 1047335

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934


For quarter ended    June 30, 1998      Commission file number 333-37185



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

                    Yes   x   No


11,317,848 shares were outstanding as of July 31, 1998.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        NATIONAL HEALTHCARE CORPORATION

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                   Three Months Ended       Six Months Ended
                                         June 30                 June 30
                                      1998      1997         1998       1997
                                        (in thousands)        (in thousands)
REVENUES:
  Net patient revenues           $   102,512 $   94,657   $  207,632 $  189,240
  Other revenues                       8,474     11,534       17,451     22,814
     Net revenues                    110,986    106,191      225,083    212,054

COSTS AND EXPENSES:
  Salaries, wages and benefits        60,643     58,414      125,131    117,629
  Other operating                     42,219     33,214       83,033     66,340
  Depreciation and amortization        2,747      3,977        5,838      7,712
  Interest                             1,028      3,244        2,618      6,073
     Total costs and expenses        106,637     98,849      216,620    197,754

Income Before Income Taxes             4,349      7,342        8,463     14,300

Income Tax Provision                  (1,567)        --       (3,147)        --

NET INCOME                       $     2,782 $    7,342   $    5,316 $   14,300

EARNINGS PER SHARE:
  Basic                          $       .25 $      .83   $      .49 $     1.62
  Diluted                        $       .25 $      .72   $      .49 $     1.43

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                           11,274,107  8,861,433   10,919,023  8,828,846
  Diluted                         11,364,290 10,762,811   11,367,627 10,732,312




The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                     NATIONAL HEALTHCARE CORPORATION

              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)
                                 ASSETS


                                                     June 30        December 31
                                                       1998              1997
                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $  5,180       $  17,205
  Cash held by trustees                                  4,317           3,834
  Marketable securities                                 17,570          19,579
  Accounts receivable, less allowance for
    doubtful accounts of $6,373 and $5,116              54,998          71,564
  Notes receivable                                       6,787           6,992
  Inventory at lower of cost (first-in,
    first-out method) or market                          4,142           3,948
  Deferred income taxes                                  2,825           1,618
  Prepaid expenses and other assets                      1,476             553
  Total current assets                                  97,295         125,293

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                       126,944         104,597
  Less accumulated depreciation and
    amortization                                       (45,982)        (41,171)
  Assets under arrangement with other parties            4,607           4,853
  Net property, equipment and assets under
    arrangement with other parties                      85,569          68,279

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                            654             506
  Unamortized financing costs                              829           1,278
  Notes receivable                                      15,333          11,044
  Notes receivable from National                        12,049          12,028
  Deferred income taxes                                  2,884           2,922
  Minority equity investments and other                  8,705           8,831
  Total other assets                                    40,454          36,609

                                                      $223,318        $230,181


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                     NATIONAL HEALTHCARE CORPORATION

              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)
                         LIABILITIES AND CAPITAL

                                                     June 30       December 31
                                                       1998           1997
                                                    (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt                  $  3,735        $   2,682
  Trade accounts payable                               14,200           12,810
  Accrued payroll                                      26,879           38,123
  Distributions payable                                   ---            5,388
  Amount due to third-party payors                     10,609            6,789
  Accrued interest                                        119              596
  Other current liabilities                            16,948           14,407
  Total current liabilities                            72,490           80,795

LONG-TERM DEBT, less current portion                   57,736           60,227

DEBT SERVICED BY OTHER PARTIES, LESS
   CURRENT PORTION                                     16,449           16,676

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES           746              763

SUBORDINATED CONVERTIBLE NOTES                          1,714           19,152

DEFERRED INCOME                                        14,687           14,832

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
  Preferred stock, $.01 par value;
  10,000,000 shares authorized;
  none issued or outstanding                             ---               ---
  Common stock, $.01 par value;
  30,000,000 shares authorized;
  11,252,086 shares issued and
  outstanding                                            113               101
  Capital in excess of par value,
  less notes receivable                               50,745            33,248
  Retained earnings                                    5,316               ---
  Unrealized gains on securities                       3,322             4,387
  Total shareowners' equity                           59,496            37,736

                                                    $223,318         $ 230,181

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                        NATIONAL HEALTHCARE CORPORATION
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                           Six Months Ended
                                                               June 30
                                                           1998          1997
                                                            (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                $ 5,316   $ 14,300
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                              5,297      7,342
    Provision for doubtful accounts receivable                1,461      1,253
    Amortization of intangibles and deferred charges            579        418
    Amortization of deferred income                            (284)      (221)
    Equity in earnings of unconsolidated investments           (271)       (40)
    Distributions from unconsolidated investments               142        154
  Deferred income taxes                                      (1,169)       ---
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable               12,788    (28,937)
    Increase in inventory                                      (194)      (505)
    Increase in prepaid expenses and other assets              (923)      (202)
    Increase in trade accounts payable                        1,390     17,527
    Increase (decrease) in accrued payroll                  (11,244)     1,296
    Increase in amounts due to third party payors             3,820      8,590
    Increase (decrease) in accrued interest                    (477)       566
    Increase in other current liabilities                     2,541      2,206
     Net cash provided by operating activities               18,772     23,747
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                          (22,509)   (21,379)
  Investment in long-term notes receivable and loan
    participation agreements                                (12,448)   (18,022)
  Collection of long-term notes receivable and loan
    participation agreements                                 10,660     14,080
  (Increase) decrease in minority equity investments
    and other                                                    26       (574)
  Decrease in marketable securities                             944        362
  Net cash used in investing activities                     (23,327)   (25,533)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                                   ---     23,166
  Increase in cash held by trustee                             (483)    (1,478)
  Decrease in minority interests in subsidiaries                (17)        (7)
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits                    (148)      (141)
  Issuance of partnership units                                 (37)       539
  Collection of receivables                                      30      5,014
  Payments on debt                                           (1,736)    (4,601)
  Cash distributions to partners                             (5,388)   (10,384)
  Decrease (increase) in financing costs                        309        (10)
  Net cash provided by (used in) financing activities        (7,470)    12,098

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (12,025)    10,312
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               17,205      1,881
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 5,180   $ 12,193

Supplemental Information:
  Cash payments for interest expense                        $ 3,095   $  6,920

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                         NATIONAL HEALTHCARE CORPORATION
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               Six Months Ended
                                                                    June 30
                                                              1998         1997
                                                                 (in thousands)

During the six months ended June 30, 1998 and
  June 30, 1997, $17,438,000 and $69,000, respectively,
  of convertible subordinated debentures were converted
  into 1,146,742 shares of common stock and 4,534 units
  of NHC's partnership units:
     Convertible subordinated debentures                    $(17,438)    $(3,841)
     Financing costs                                              10       3,841
     Accrued interest                                            (88)        (69)
     Partner's capital                                           ---           1
     Common stock                                                 12          (1)
     Capital in excess of par value                           17,504          69





















The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareowners' Equity and Partners' Capital
(in thousands, except share and unit amounts)

                                                                       Unrealized                      Total Share-
                                         Receivables                   Gains                           owners' Equity
                    Common Stock/ Units  from Sale Paid in   Retained (Losses) on  General   Limited   Partners'
                    Shares/Units  Amount of Units  Capital   Earnings  Securities  Partners  Partners  Capital
Balance at 12/31/97 10,103,172    $  101 $(16,875) $50,123   $    ---  $4,387      $   ---   $    ---  $ 37,736
 Net income                ---       ---      ---      ---      5,316     ---          ---        ---     5,316
 Unrealized gains on
    securities             ---       ---      ---      ---        ---  (1,065)         ---        ---    (1,065)
 Total Comprehensive Income                                                                               4,251
 Shares sold             4,172       ---      ---       13        ---     ---          ---        ---        13
 Collection of receivables ---       ---       30      ---        ---     ---          ---        ---        30
 Units purchased        (2,000)      ---      ---      (50)       ---     ---          ---        ---       (50)
 Shares issued in conversion of
    convertible debentures to
    common shares    1,146,742        12      ---   17,504        ---     ---          ---        ---    17,516
Balance at 6/30/98  11,252,086       113  (16,845)  67,590      5,316   3,322          ---        ---    59,496

Balance at 12/31/96  8,467,959       ---  (22,674)     ---        ---   2,171        1,408    147,632   128,537
 Net income                ---       ---      ---      ---        ---     ---          143     14,157    14,300
 Unrealized losses on
    securities             ---       ---      ---      ---        ---    (308)         ---        ---      (308)
 Total Comprehensive Income                                                                              13,992
 Collection of receivables ---       ---    5,014      ---        ---     ---          ---        ---     5,014
 Units sold            389,694       ---  (11,577)     ---        ---     ---          ---     12,116       539
 Units issued in conversion of
    convertible debentures to
    partnership units    4,534       ---      ---      ---        ---     ---          ---         69        69
 Cash distributions declared
    ($1.20 per unit)       ---       ---      ---      ---        ---     ---         (104)   (10,280)  (10,384)
Balance at 6/30/97   8,862,187    $  --- $(29,237)  $  ---   $    ---  $1,863      $ 1,447   $163,694  $137,767

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998
                           (Unaudited)


Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

     The financial statements of National HealthCare Corporation ("NHC") for the six months ended June 30, 1998 and 1997, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1998. The interim condensed balance sheet at December 31, 1997 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1997, December 31, 1996, and December 31, 1995.


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

                          June 30, 1998
                           (Unaudited)


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


Note 4 - OTHER REVENUES:

                                    Three Months Ended  Six Months Ended
                                         June 30             June 30
                                     1998      1997     1998      1997
                                       (in thousands)   (in thousands)
Revenue from managed centers       $ 5,621   $ 8,713   $11,335   $16,995
Guarantee fees                         144       150       292       312
Advisory fee from NHI                  827       776     1,655     1,551
Advisory fee from NHR                  110       ---       221       ---
Earnings on securities                 365       370       739       891
Equity in earnings of
  unconsolidated investments           126        24       163        24
Interest income                        858       968     1,940     1,949
Other                                  423       533     1,106     1,092
                                   $ 8,474   $11,534   $17,451   $22,814

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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998
                           (Unaudited)

     Proceeds from the sale of investments in debt and equity securities during the period ended June 30, 1998 and 1997 were $220,000 and $511,000, respectively. Gross investment losses of $13,000 were realized on these sales during the period ended June 30, 1998. Gross investment gains of $149,000 were realized on these sales during the period ended June 30, 1997. Realized gains and losses from securities sales are determined on the specific identification of the securities.


Note 6 - GUARANTEES:

     In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $69,160,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 5.2% at June 30, 1998.


NOTE 7 - INCOME TAXES:

     The provision (benefit) for income taxes for the six months ended June 30, 1998 is comprised of the following components:

                                                      Six Months Ended
               (in thousands)                          June 30, 1998
               Current
                  Federal                                 $  3,154
                  State                                        451
                    Current Income Tax Provision             3,605
               Deferred Tax Benefit
                  Federal                                     (401)
                  State                                        (57)
                    Deferred Income Tax Benefit               (458)
                       Total Income Tax Provision         $  3,147

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets and liabilities, at the respective income tax rates, as of June 30, 1998 are as follows:

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998
                           (Unaudited)

               (in thousands)                          June 30, 1998
               Current deferred tax asset:
                  Accounts receivable                     $  2,023
                  Accrued liabilities                        1,875
                                                             3,898
               Current deferred tax liability:
                  Unrealized gains on marketable
                    securities                            $ (1,045)
                  Other                                        (28)
                                                            (1,073)
                    Net current deferred tax asset        $  2,825
               Noncurrent deferred tax asset:
                  Deferred gain on sale of assets            5,549
                  Deferred guaranty fees                     1,146
                  Other                                        384
                                                             7,079
               Noncurrent deferred tax liability:
                  Tax depreciation in excess of fin-
                    ancial reporting depreciation           (4,143)
                  Other                                        (52)
                                                            (4,195)
                  Net noncurrent deferred tax asset       $  2,884

The provision for income taxes is different than the amount computed using the applicable statutory federal and state income tax rate as follows:

                                                       Six Months Ended
                                                        June 30, 1998
          Tax expense at statutory rates                  $  3,797
          Tax benefit of timing differences                   (458)
          Reversal of current income tax accruals             (146)
          Other                                                (46)
                    Total Income Tax Provision            $  3,147

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998
                           (Unaudited)


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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998
                           (Unaudited)


Note 9- LEGAL PROCEEDINGS:

     In March 1996, Florida Convalescent Centers, Inc. (FCC), an independent Florida corporation for whom NHC manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. Pursuant to written agreements between the parties (the "Valuation Process"), NHC first valued the center, then game FCC the option to either i) sell the center to NHC at that value (minus certain deferred contingency fees owed NHC based on that value) or ii) elect to pay NHC a certain deferred contingency fee based upon that value and retain ownership. FCC responded on March 26, 1996, by filing a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting the court interpret the parties' rights under their contractual arrangements, and naming NHC and its then general partners as defendants.

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

     Since the suit was filed, FCC has amended its complaint four times, the most recent amendment occurring in January 1998. These amendments assert numerous claims against NHC including claims for breach of all management agreements between the parties; for a declaration that FCC does not owe any deferred compensation to NHC or, if so, a declaration that such deferred compensation constitute usurious interest; that the recorded mortgages securing FCC's debt to NHC do not secure payment of the deferred compensation; for breach of a 1994 loan agreement between FCC and defendants related to the construction of a facility in Orlando; for business libel; for breach of fiduciary duty arising from defendants' alleged obstruction of FCC's right to audit; from defendants' alleged failure to properly manage FCC's facilities; from defendants' alleged self dealing by causing FCC and defendants or their affiliates to enter

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998
                           (Unaudited)


into contracts that are not customary or usual in the industry; and in January, 1998 a breach resulting from NHC's conversion from a publicly traded partnership into a publicly traded corporation effective December 31, 1997. In addition to declaratory relief, FCC asserts that it is entitled to unspecified damages and has the right to terminate all of the management agreements between the parties for cause. The defendants have answered, denying all of FCC's claims and asserting counterclaims against FCC.

     On November 5, 1997, the trial court ruled against FCC's Partial Motion for Summary Judgment in which FCC asked the Court to order that the mortgages securing NHC's loans and guarantees to FCC did not secure the deferred compensation due upon termination of the contract. The Court stated as follows: "Defendants (NHC) are not required to release the encumbered properties from the mortgage liens until all secured amounts, including deferred contingency fees, are paid". In January, 1998, FCC filed with the Sarasota Court a Motion for Summary Judgment alleging all FCC management contracts were breached upon NHC's conversion into a corporation. NHC responded to this motion with numerous affidavits; the Court heard arguments on this issue on May 7 and has denied FCC's motion. The Court also set a trial date for the Fifth Amended Complaint commencing October 26, 1998. Trial preparation is currently under way.

     The loss of management contract revenue from an individual FCC center would not have a material impact on NHC, but the loss of the revenues from all sixteen centers would have a material impact. This impact could be offset, however, by the receipt by NHC of the deferred contingency fee and/or the fact that NHC might purchase some or all of the facilities, thus allowing the revenues of the purchased centers to be operating income for NHC; provided such fees or rights are not disallowed by the lawsuit.

     NHC is also a defendant in a lawsuit styled Braeuning, et al vs.
National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997, and service of process occurred on July 8, 1997, with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998
                           (Unaudited)


Court to the Tampa, Florida, District Court. NHC has filed its answer denying the allegations. The suit alleges that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleges that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act". NHC has denied all allegations and believes the facts will vindicate its position. The individual plaintiff Braeuning has amended the suit to allege that he was "retaliatory discharged" from his position due to the filing of the suit. In an order (March 13, 1998) denying Braeuning's Motion for Summary Judgment on this issue, the court stated, "That the defendants have submitted a legitimate non-retaliatory reason for firing Mr. Braeuning casts significant doubt on Mr. Braeuning's likelihood of success on the
merits."   The Court has now ordered that Mr. Braeuning can proceed to prepare for an evidentiary hearing limited to this issue.

     In regard to the initial allegations contained in the lawsuit, NHC believes that the cost report information of its centers has been either appropriately filed or, upon amendment, will reflect adjustments only for the correction of unintentional misallocations. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A number of amended cost reports have been filed and NHC will continue to schedule and prepare revised cost reports and exception requests. NHC's self audit process has been approved by the plaintiffs and NHC has retained a nationally recognized accounting firm to review the self audit process. It is anticipated that all cost report years in question will be reviewed prior to there being further action in this matter at the judicial level. The cost report periods under review include periods from 1991 through 1996, plus the 1997 reports as they are initially filed.

     Adjustments to the reimbursable cost claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue), while adjustments to owned or leased centers would impact the Company's financial statements. NHC intends to continue it's revenue policy of not

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998
                           (Unaudited)

reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC will continue to fully cooperate with the government in an attempt to determine dollar amounts involved, and will and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the suit. An adverse determination in the lawsuit could subject NHC to settlements which could have a material negative impact on the financial position or results of operations of NHC.

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


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

     National HealthCare Corporation (NHC, or the Company) operates or manages 112 long-term health care centers with 14,259 beds in nine states.
NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement
centers.                            16

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1998
                           (Unaudited)


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

                          June 30, 1998
                           (Unaudited)


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


Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

     Results for the three month period ended June 30, 1998 include a 4.5% increase over the same period in 1997 in net revenues and a 62.1% decrease in net income.

     The increased revenues for the quarter reflect the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds by 486 beds from 6,997 beds to 7,483 beds. In addition, the number of owned or leased assisted living units has increased by 145 units from 629 units to 774 units. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

     The increased revenues for the quarter were partially offset by decreased levels of service and changes in payment systems for rehabilitative services and homecare services.

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, decreased 35.5% in 1998 from $8.7 million in 1997 to $5.6 million in 1998 due primarily to decreased interest income on $94,439,000 notes receivable which were transferred to NHR on December 31, 1997.

                 NATIONAL HEALTHCARE CORPORATION


                          June 30, 1998
                           (Unaudited)


     Total costs and expenses for the 1998 quarter increased $7.8 million or 7.9% to $106.6 million from $98.8 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $2.2 million or 3.8% to $60.6 million from $58.4 million. Other operating expenses increased $9.0 million or 27.1% to $42.2 million for the 1998 second quarter compared to $33.2 million in the 1997 period. Depreciation and amortization decreased 30.9% to $2.7 million. Interest costs decreased $2.2 million or 68.3% to $1.0 million from $3.2 million for last year.

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

     The total census at owned and leased centers for the quarter averaged 90.0% compared to an average of 92.0% for the same quarter a year ago. When newly opened centers are excluded, the total census of owned and leased centers for the quarter averaged 92.7%.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1998
                           (Unaudited)


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

     Results for the six month period ended June 30, 1998 include a 6.1% increase over the same period in 1997 in net revenues and a 62.8% decrease in net income.

     The increased revenues for the six months reflect the continued growth of operations. Compared to the six month period a year ago, NHC has increased the number of owned, leased and managed long-term care beds by 484 beds from 13,775 beds to 14,259 beds. In addition, the number of owned or leased assisted living units has increased by 145 units from 629 units to 774 units. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

     The increased revenues for the six months were partially offset by decreased levels of service and changes in payment systems for rehabilitative services and homecare services.

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, decreased 33.3% in 1998 from $17.0 million in 1997 to $11.3 million in 1998 due primarily to decreased interest income on $94,439,000 notes receivable which were transferred to NHR.

     Total costs and expenses for the 1998 six months increased $18.9 million or 9.5% to $216.6 million from $197.8 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $7.5 million or 6.4% to 125.1 million from $117.6 million. Other operating expenses increased $16.7 million or 25.2% to $83.0 million for the 1998 six months compared to $66.3 million in the 1997 period. Depreciation and amortization decreased 24.3% to $5.8 million. Interest costs decreased $3.5 million or 56.9% to $2.6 million from $6.1 million for last year.

     Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions and assisted living expansions. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits as well as adjustments in bonus and benefit programs for the six months.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1998
                           (Unaudited)


     Operating costs have increased in part due to the increased number of beds in operation and the expansion of assisted living services. These increased beds and expansions are expected to provide increased revenues in future periods. Operating costs have also increased due to rent expense on the assets transferred to NHR and leased back to NHC.

     Depreciation and amortization decreased as a result of the transfer of real property to NHR, offset in part by the placing of newly purchased personalty in service. Interest expense decreased compared to the six months a year ago due primarily to the transfer of debt to NHR.

     The income tax provision for the six months was $3.1 million compared to no provision for the previous six months. The change is due to the restructure from a limited partnership to a corporation.

     The total census at owned and leased centers for the six months averaged 89.5% compared to an average of 93.2% for the same six months a year ago. When newly opened centers are excluded, the total census of owned and leased centers for the quarter averaged 92.5%.


Liquidity and Capital Resources

     During the first six months of 1998, the Company generated net cash of $18.8 million from operating activities, $10.7 million from the collection of long-term notes receivable, $0.3 million from the increase in financing costs, and $0.9 million from the decrease in marketable securities. Of these funds, $22.5 million was used for additions to and acquisitions of property and equipment, $12.4 million for investment in long-term notes receivable and loan participation agreements, $0.5 million to increase cash held by trustees, $0.1 million to increase bond reserve funds and mortgage replacement reserves, $1.7 million for payments on debt, and $5.4 million for cash distributions to partners for the last quarter of 1997. NHC does not currently plan to declare or pay dividends in 1998 or beyond. Cash and cash equivalents decreased $12.0 million during the period.

     At June 30, 1998, the Company's ratio of long-term obligations to convertible debt and capital is 1.2 to 1.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1998
                          (Unaudited)

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

Development

     During the first six months of 1998, the Company added a net total of 188 licensed long-term care beds, 101 beds of which are owned or leased and 87 beds of which are managed for other owners.

     Currently, NHC has 450 long-term care beds under development at 12 owned, leased or managed health care centers in various locations. These beds are either under construction or a Certificate of Need has been received from the appropriate state agency authorizing the construction of additional centers or beds. In addition, NHC has 211 retirement apartments at two independent living centers under development, all of which are owned.

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

                NATIONAL HEALTHCARE CORPORATION

                         June 30, 1998
                          (Unaudited)


Litigation--

     As discussed in more detail in Note 9 to the financial statements, NHC is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act", with the government participating as an intervening plaintiff. The suit alleges that NHC has submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary cost centers" and improper allocation of skilled nursing service hours in four managed centers. NHC is cooperating fully with the government and will aggressively pursue an amicable settlement, if such appears necessary at the conclusion of the in-house audit currently underway. Adjustments to the reimbursable cost claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company.
Negative adjustments to managed centers would reduce NHC's management fee
(6% of net revenue), while adjustments to owned or leased centers would impact the Company's financial statement. An adverse determination in the lawsuit could subject NHC to repayments which could have a material negative impact on the financial position or results of operations of NHC.

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

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1998
                           (Unaudited)


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



Item 3.   Quantitative and Qualitative Information About Market Risk

               Not Applicable.


                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

               In March 1996, Florida Convalescent Centers, Inc. (FCC), an independent Florida corporation for whom NHC manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. Pursuant to written agreements between the parties (the "Valuation Process"), NHC first valued the center, then gave FCC the option to either i) sell the center to NHC at that value (minus certain deferred contingency fees owed NHC based on that value) or ii) elect to pay NHC a certain deferred contingency fee based upon that value and retain ownership. FCC responded on March 26, 1996, by filing a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting the court interpret the parties' rights under their contractual arrangements, and naming NHC and its then general partners as defendants.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1998
                           (Unaudited)



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

               Since the suit was filed, FCC has amended its complaint four times, the most recent amendment occurring in January 1998. These amendments assert numerous claims against NHC including claims for breach of all management agreements between the parties; for a declaration that FCC does not owe any deferred compensation to NHC or, if so, a declaration that such deferred compensation constitutes usurious interest; that the recorded mortgages securing FCC's debt to NHC do not secure payment of the deferred compensation fees; for breach of a 1994 loan agreement between FCC and defendants related to the construction of a facility in Orlando; for business libel; for breach of fiduciary duty arising from defendants' alleged obstruction of FCC's right to audit; from defendants' alleged failure to properly manage FCC's facilities; from defendants' alleged self dealing by causing FCC and defendants or their affiliates to enter into contracts that are not customary or usual in the industry; and in January, 1998 a breach resulting from NHC's conversion from a publicly traded partnership into a publicly traded corporation effective December 31, 1997. In addition to declaratory relief, FCC asserts that it is entitled to unspecified damages and has the right to terminate all of the management agreements between the parties for cause. The defendants have answered, denying all of FCC's claims and asserting counterclaims against FCC.

               On November 5, 1997, the trial court ruled against FCC's Partial Motion for Summary Judgment in which FCC asked the Court to order that the mortgages securing NHC's loans and guarantees to FCC did not secure the deferred compensation due

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1998
                           (Unaudited)


          upon termination of the contract.  The Court stated as follows:
          "Defendants (NHC) are not required to release the encumbered properties from the mortgage liens until all secured amounts, including deferred contingency fees, are paid". In January, 1998, FCC filed with the Sarasota Court a Motion for Summary Judgment alleging all FCC management contracts were breached upon NHC's conversion into a corporation. NHC responded to this motion with numerous affidavits; the Court heard arguments on this issue on May 7 and has denied FCC's motion. The Court also set a trial date for the Fifth Amended Complaint commencing October 26, 1998. Trial preparation is currently under way.

               The loss of management contract revenue from an individual FCC center would not have a material impact on NHC, but the loss of the revenues from all sixteen centers would have a material impact. This impact could be offset, however, by the receipt by NHC of the deferred contingency fee and/or the fact that NHC might purchase some or all of the facilities, thus allowing the revenues of the purchased centers to be operating income for NHC; provided such fees or rights are not disallowed by the lawsuit.

                NHC is also a defendant in a lawsuit styled Braeuning, et al vs. National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997, and service of process occurred on July 8, 1997, with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District Court to the Tampa, Florida, District Court. NHC has filed its answer denying the allegations. The suit alleges that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleges that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistle-blower Act". NHC has denied all allegations and believes the facts will vindicate its position. The individual plaintiff Braeuning has amended the suit to allege that he was "retaliatory discharged" from

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1998
                           (Unaudited)


          his position due to the filing of the suit. In an order (March 13, 1998) denying Braeuning's Motion for Summary Judgment on this issue, the court stated, "That the defendants have submitted a legitimate non-retaliatory reason for firing Mr. Braeuning casts significant doubt on Mr. Braeuning's likelihood of success on the merits." The Court has now ordered that Mr. Braeuning can proceed to prepare for an evidentiary hearing limited to this issue.

               In regard to the initial allegations contained in the lawsuit, NHC believes that the cost report information of its centers has been either appropriately filed or, upon amendment, will reflect adjustments only for the correction of unintentional misallocations. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A number of amended cost reports have been filed and NHC will continue to schedule and prepare revised cost reports and exception requests. NHC's self audit process has been approved by the plaintiffs and NHC has retained a nationally recognized accounting firm to review the self audit process. It is anticipated that all cost report years in question will be reviewed prior to there being further action in this matter at the judicial level. The cost report periods under review include periods from 1991 through 1996, plus the 1997 reports as they are initially filed.

               Adjustments to the reimbursable cost claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue), while adjustments to owned or leased centers would impact the Company's financial statements. NHC intends to continue it's revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC will continue to fully cooperate with the government in an attempt to determine dollar amounts involved, and will and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the suit. An adverse determination in the lawsuit could subject NHC to settlements which could have a material negative impact on the financial position or results of operations of NHC.

                NATIONAL HEALTHCARE CORPORATION

                         June 30, 1998
                          (Unaudited)


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


Item 4.   Submission of Matters to Vote of Security Holders.  None


Item 5.   Other Information.  None


Item 6.   Exhibits and Reports on Form 8-K.

               (a) List of exhibits - Exhibit 27 - Financial Data Schedule (for SEC purposes only)
               (b)  Reports on Form 8-K - none required

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1998
                           (Unaudited)


                           SIGNATURES

     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NATIONAL HEALTHCARE CORPORATION
                                        (Registrant)



Date August 14, 1998                    /s/ Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary



Date August 14, 1998                    /s/ Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting Officer