Form 10-Q
period 1998-09-30
NATIONAL HEALTHCARE CORP
filed 1998-11-16
CIK 1047335

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 of 15(d)
                 of the Securities Exchange Act of 1934


For quarter ended September 30, 1998  Commission file number 333-37185



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

                    Yes   x   No


8,866,822 shares were outstanding as of October 31, 1998.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        NATIONAL HEALTHCARE CORPORATION

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                      1998      1997         1998       1997
                                        (in thousands)        (in thousands)
REVENUES:
  Net patient revenues           $    99,931 $   99,400   $  307,563 $  288,640
  Other revenues                       8,523     12,589       25,974     35,403
     Net revenues                    108,454    111,989      333,537    324,043

COSTS AND EXPENSES:
  Salaries, wages and
     benefits                         58,724     59,910      183,855    177,539
  Other operating                     30,807     28,799       92,745     83,109
  Rent                                11,174      6,240       32,269     18,270
  Depreciation & amort.                2,864      4,349        8,702     12,061
  Interest                               234      3,314        2,852      9,387
   Total costs & expenses            103,803    102,612      320,423    300,366

Income Before Income Taxes             4,651      9,377       13,114     23,677

Income Tax Provision                  (1,750)        --       (4,897)        --

NET INCOME                       $     2,901 $    9,377   $    8,217 $   23,677

EARNINGS PER SHARE:
  Basic                          $       .26 $     1.06   $      .74 $     2.68
  Diluted                        $       .26 $      .91   $      .74 $     2.33

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                          11,308,282   8,860,413   11,050,177  8,836,992
  Diluted                        11,365,571  10,756,650   11,368,753 10,737,859




The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                       NATIONAL HEALTHCARE CORPORATION

                INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                    ASSETS


                                              September 30       December 31
                                                  1998               1997
                                              (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $  2,989           $ 17,205
  Cash held by trustees                             7,211              3,834
  Marketable securities                            18,784             19,579
  Accounts receivable, less allowance for
    doubtful accounts of $6,761 and $5,116         49,615             71,564
  Notes receivable                                  3,924              6,992
  Inventory at lower of cost (first-in,
    first-out method) or market                     4,201              3,948
  Deferred income taxes                             2,416              1,618
  Prepaid expenses and other assets                 1,088                553
  Total current assets                             90,228            125,293

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                  126,700            104,597
  Less accumulated depreciation and
    amortization                                  (47,618)           (41,171)
  Assets under arrangement with other parties       4,413              4,853
  Net property, equipment and assets under
    arrangement with other parties                 83,495             68,279

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                       654                506
  Unamortized financing costs                         795              1,278
  Notes receivable                                 25,447             11,044
  Notes receivable from National                   12,059             12,028
  Deferred income taxes                             3,048              2,922
  Minority equity investments and other             8,875              8,831
  Total other assets                               50,878             36,609

                                                 $224,601           $230,181


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                       NATIONAL HEALTHCARE CORPORATION

                INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                           LIABILITIES AND CAPITAL

                                              September 30       December 31
                                                  1998              1997
                                              (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt             $  3,613           $   2,682
  Trade accounts payable                          13,427              12,810
  Accrued payroll                                 22,842              38,123
  Distributions payable                              ---               5,388
  Amount due to third-party payors                11,847               6,789
  Accrued interest                                   265                 596
  Other current liabilities                       19,472              14,407
  Total current liabilities                       71,466              80,795

LONG-TERM DEBT, less current portion              56,660              60,227

DEBT SERVICED BY OTHER PARTIES, LESS
   CURRENT PORTION                                16,464              16,676

MINORITY INTERESTS IN CON-
   SOLIDATED SUBSIDIARIES                            715                 763

SUBORDINATED CONVERTIBLE NOTES                       714              19,152

DEFERRED INCOME                                   14,548              14,832

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
  Preferred stock, $.01 par value;
  10,000,000 shares authorized;
  none issued or outstanding                         ---                 ---
  Common stock, $.01 par value;
  30,000,000 shares authorized;
  11,316,898 shares issued and
  outstanding                                        113                 101
  Capital in excess of par value,
  less notes receivable                           51,859              33,248
  Retained earnings                                8,217                 ---
  Unrealized gains on securities                   3,845               4,387
  Total shareowners' equity                       64,034              37,736

                                                $224,601           $ 230,181

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                         NATIONAL HEALTHCARE CORPORATION

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                     Nine Months Ended
                                                        September 30
                                                      1998          1997
                                                       (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                           $ 8,217   $ 23,677
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                         8,131     11,469
    Provision for doubtful accounts receivable           2,335      1,946
Amortization of intangibles and deferred charges           822        642
    Amortization of deferred income                       (427)    (1,344)
    Equity in earnings of unconsolidated investments      (776)      (110)
    Distributions from unconsolidated investments          149        161
  Deferred income taxes                                   (924)       ---
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable          19,614    (14,218)
    Increase in inventory                                 (253)      (686)
    Increase in prepaid expenses and other assets         (535)       (98)
    Increase (decrease) in trade accounts payable          617     (3,133)
    Decrease in accrued payroll                        (15,281)    (1,823)
    Increase in amounts due to third party payors        5,058      9,816
    Increase (decrease) in accrued interest               (331)        39
    Increase in other current liabilities                5,065      4,688
     Net cash provided by operating activities          31,481     31,026
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                     (23,268)   (31,263)
  Investment in long-term notes receivable and loan
    participation agreements                           (24,881)   (23,494)
  Collection of long-term notes receivable and loan
    participation agreements                            13,515     21,550
  (Increase) decrease in minority equity investments
    and other                                              169       (753)
  Decrease in marketable securities                        253        605
  Net cash used in investing activities                (34,212)   (33,355)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                               46     22,948
  Increase in cash held by trustee                      (3,377)    (1,727)
  Decrease in minority interests in subsidiaries           (48)        (5)
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits               (148)      (256)
  Issuance of partnership units                             40        505
  Collection of receivables                                 66      5,131
  Payments on debt                                      (2,985)    (6,954)
  Cash distributions to partners                        (5,388)   (15,703)
  Decrease (increase) in financing costs                   309       (221)
  Net cash provided by (used in)
       financing activities                            (11,485)     3,718

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (14,216)     1,389
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          17,205      1,881
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 2,989   $  3,270

Supplemental Information:
  Cash payments for interest expense                   $ 3,183   $  9,348

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                         NATIONAL HEALTHCARE CORPORATION

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                             Nine Months Ended
                                                               September 30
                                                              1998      1997
                                                               (in thousands)

During the nine months ended September 30, 1998 and
  September 30, 1997, $18,438,000 and $169,000, respectively, of convertible subordinated debentures were converted
  into 1,212,504 shares of common stock and 4,534 units
  of NHC's partnership units:
     Convertible subordinated debentures                    $(18,438)    $  (169)
     Financing costs                                              10           1
     Accrued interest                                            (89)         (2)
     Partner's capital                                           ---         170
     Common stock                                                 12         ---
     Capital in excess of par value                           18,505         ---





















The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Shareowners' Equity and Partners' Capital
(in thousands, except share and unit amounts)
                                                                         Unrealized                        Total Share-
                                         Receivables                     Gains                             owners' Equity
                    Common Stock/ Units  from Sale   Paid in   Retained  (Losses) on   General   Limited   Partners'
                    Shares/Units  Amount of Units    Capital   Earnings  Securities    Partners  Partners  Capital
Balance at 12/31/97 10,103,172    $  101 $(16,875)   $50,123   $    ---  $4,387        $   ---  $    ---   $ 37,736
 Net income                ---       ---      ---        ---      8,217     ---            ---       ---      8,217
 Unrealized gains on
    securities             ---       ---      ---        ---        ---    (542)           ---       ---      (542)
 Total Comprehensive Income                                                                                  7,675
 Shares sold             4,222       ---      ---        115        ---     ---            ---       ---       115
 Collection of receivables ---       ---       66        ---        ---     ---            ---       ---        66
 Units purchased        (3,000)      ---      ---        (75)       ---     ---            ---       ---       (75)
 Shares issued in conversion of
  convertible debentures to
  common shares      1,212,504        12      ---     18,505        ---     ---            ---       ---    18,517

Balance at 9/30/98  11,316,898       113  (16,809)    68,668      8,217   3,845            ---       ---    64,034

Balance at 12/31/96  8,467,959       ---  (22,674)       ---        ---   2,171          1,408   147,632   128,537
 Net income                ---       ---      ---        ---        ---     ---            237    23,440    23,677
 Unrealized losses on
   securities              ---       ---      ---        ---        ---   1,767            ---       ---     1,767
 Total Comprehensive Income                                                                                 13,992
 Collection of receivables ---       ---    5,131        ---        ---     ---            ---       ---     5,131
 Units sold            387,753       ---  (11,576)       ---        ---     ---            ---    12,081       505
 Units issued in conversion of
  convertible debentures to
  partnership units     11,110       ---      ---        ---        ---     ---            ---       170       170
Cash distributions declared
    ($1.80 per unit)       ---       ---      ---        ---        ---     ---           (155)  (15,548)  (15,703)

Balance at 9/30/97   8,866,822    $  --- $(29,119)   $   ---     $  ---  $3,938        $ 1,490  $167,775  $144,084


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)


Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

     The financial statements of National HealthCare Corporation ("NHC") for the nine months ended September 30, 1998 and 1997, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1998. The interim condensed balance sheet at December 31, 1997 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1997, December 31, 1996, and December 31, 1995.


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


Note 3 - TRANSFER OF ASSETS AND LIABILITIES TO NHR:

     On December 31, 1997, NHC transferred certain assets including mortgage notes receivable (total book value of $94,439,000), the real property of 17 long-term health care centers, six assisted living facilities and one retirement center (total book value of $144,615,000) and related liabilities (total book value of $86,414,000) to National Health Realty, Inc. ("NHR"), a publicly traded real estate investment trust. NHC received in exchange all of the common stock or other equity interests of NHR, which was transferred to NHC's unitholders.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)


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


Note 4 - OTHER REVENUES:

                               Three Months Ended  Nine Months Ended
                                  September 30       September 30
                                1998      1997     1998      1997
                                 (in thousands)   (in thousands)
Revenue from managed centers  $ 5,701   $ 8,785   $17,036   $25,780
Guarantee fees                    144       157       436       469
Advisory fee from NHI             828       775     2,483     2,326
Advisory fee from NHR             110       ---       331       ---
Earnings on securities            379       467     1,118     1,358
Equity in earnings of
  unconsolidated investments        2        71       165        95
Interest income                   765     1,150     2,705     3,099
Other                             594     1,184     1,700     2,276
                              $ 8,523   $12,589   $25,974   $35,403

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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)

     Proceeds from the sale of investments in debt and equity securities during the period ended September 30, 1998 and 1997 were $220,000 and $854,000, respectively. Gross investment losses of $13,000 were realized on these sales during the period ended September 30, 1998. Gross investment gains of $249,000 were realized on these sales during the period ended September 30, 1997. Realized gains and losses from securities sales are determined on the specific identification of the securities.


Note 6 - GUARANTEES:

     In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $69,057,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 5.1% at September 30, 1998.


NOTE 7 - INCOME TAXES:

     The provision (benefit) for income taxes for the nine months ended September 30, 1998 is comprised of the following components:

                                                  Nine Months Ended
               (in thousands)                     September 30, 1998
               Current
                  Federal                            $  4,776
                  State                                   683
                    Current Income Tax Provision        5,459
               Deferred Tax Benefit
                  Federal                                (492)
                  State                                   (70)
                    Deferred Income Tax Benefit          (562)
                       Total Income Tax Provision    $  4,897

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets and liabilities, at the respective income tax rates, as of September 30, 1998 are as follows:

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)


               (in thousands)                     September 30, 1998
               Current deferred tax asset:
                  Accounts receivable                $  2,159
                  Accrued liabilities                   1,805
                                                        3,964
               Current deferred tax liability:
                  Unrealized gains on marketable
                    securities                         (1,394)
                  Other                                  (154)
                                                       (1,548)
                    Net current deferred tax asset   $  2,416

               Noncurrent deferred tax asset:
                  Deferred gain on sale of assets    $  5,529
                  Deferred guaranty fees                1,146
                  Other                                   429
                                                        7,104
               Noncurrent deferred tax liability:
                  Tax depreciation in excess of fin-
                    ancial reporting depreciation      (4,129)
                  Other                                    73
                                                       (4,056)
                  Net noncurrent deferred tax asset  $  3,048

The provision for income taxes is different than the amount computed using the applicable statutory federal and state income tax rate as follows:

                                                      Nine Months Ended
                                                     September 30, 1998
          Tax expense at statutory rates                  $  5,774
          Tax benefit of timing differences                   (562)
          Reversal of current income tax accruals             (315)
                    Total Income Tax Provision            $  4,897


                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)


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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)


Note 9- LEGAL PROCEEDINGS:

     In March 1996, Florida Convalescent Centers, Inc. (FCC), an independent Florida corporation for whom NHC manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. Pursuant to written agreements between the parties (the "Valuation Process"), NHC first valued the center, then gave FCC the option to either i) sell the center to NHC at that value (minus certain deferred contingency fees owed NHC based on that value) or ii) elect to pay NHC a certain deferred contingency fee based upon that value and retain ownership. FCC responded on March 26, 1996, by filing a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting that the court interpret the parties' rights under their contractual arrangements, and naming NHC and its then general partners as defendants.

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

                        September 30, 1998
                           (Unaudited)

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

     On November 5, 1997, the trial court ruled against FCC's Partial Motion for Summary Judgment in which FCC asked the Court to order that the mortgages securing NHC's loans and guarantees to FCC did not secure the deferred compensation due upon termination of the contract. The Court stated as follows: "Defendants (NHC) are not required to release the encumbered properties from the mortgage liens until all secured amounts, including deferred contingency fees, are paid". In January, 1998, FCC filed with the Sarasota Court a Motion for Summary Judgment alleging all FCC management contracts were breached upon NHC's conversion into a corporation. NHC responded to this motion with numerous affidavits; the Court heard arguments on this issue on May 7 and has denied FCC's motion. The Court also set a trial date for the Fifth Amended Complaint commencing October 26, 1998. As discussed further in Note 10, after the jury was impaneled, but before opening arguments, the parties settled the litigation as follows:

     Under the terms of the settlement, NHC will purchase, subject to regulatory approval, two of the 16 long-term health care centers it currently manages for FCC and certain accounts receivable in exchange for all of NHC's rights in deferred contingency fees receivable from FCC and for the assumption of approximately $15 million of debt. Additionally, NHC will pay a one-time cash settlement of $15 million. FCC has the right to cancel the management contracts for the remaining 14 centers which cancellation may occur no earlier than June 30, 1999.
Additionally, NHC has agreed to accept any adjustment to previously filed Medicare and routine cost limit exceptions related to these 16 centers.

     As previously disclosed, the loss of the management contract and related revenues from these 14 facilities will have a material negative impact on NHC's earnings, even after taking into consideration the purchase of two of the 16 long-term health care centers.

                NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)


     The centers NHC purchased are Palm Garden of Pensacola,
Florida with 180 beds and Palm Garden of Lake City, Florida with
120 beds.

     NHC is also a defendant in a lawsuit styled Braeuning, et al vs. National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997, and service of process occurred on July 8, 1997, with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District
Court to the Tampa, Florida, District Court. NHC has filed its answer denying the allegations. The suit alleges that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleges that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act". NHC has denied all allegations and believes the facts will vindicate its position. The individual plaintiff Braeuning has amended the suit to allege that he was "retaliatory discharged" from his position due to the filing of the suit. In an order (March 13, 1998) denying Braeuning's Motion for Summary Judgment on this issue, the court stated, "That the defendants have submitted a legitimate non-retaliatory reason for firing Mr. Braeuning casts significant doubt on Mr. Braeuning's
likelihood of success on the merits."   The Court has now ordered
that Mr. Braeuning can proceed to prepare for an evidentiary hearing limited to this issue, and discovery has commenced.

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

                NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)


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

     Adjustments to the reimbursable cost claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company. Under the terms of NHC's settlement discussed previously, NHC has agreed to accept any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue), while adjustments to owned or leased centers would impact the Company's financial statements. NHC intends to continue it's revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC will continue to fully cooperate with the government in an attempt to determine dollar amounts involved, and will and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the suit. An adverse determination in the lawsuit could subject NHC to settlements which could have a material negative impact on the financial position or results of operations of NHC.

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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)



     There is certain additional litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.


Note 10 - EVENT SUBSEQUENT TO THE BALANCE SHEET DATE

     On October 30, 1998, NHC announced the terms of its settlement of litigation with Florida Convalescent Centers, Inc., as more fully described in Note 9.

     In connection with the settlement, NHC will report a one-time nonrecurring charge of $15.0 million during its fourth quarter to record its cash settlement with FCC. The reduction of earnings after taxes will be approximately $9.0 million or 79 cents per diluted share.

     As previously disclosed, the loss of management contracts from 14 FCC facilities, which will occur no earlier than June 30, 1999, will have a material negative impact on NHC's earnings, even after taking into consideration NHC's purchase of two of FCC's 16 long-term care facilities.


Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Overview

     National HealthCare Corporation (NHC, or the Company) operates or manages 112 long-term health care centers with 14,291 beds in nine states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement centers.

     Two significant events occurred on December 31, 1997 which will have a permanent impact on NHC's results of operations and financial condition - the transfers to National Health Realty, Inc. and the governmentally mandated loss of partnership tax status.

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1998
                           (Unaudited)


Transfers to National Health Realty-

     As more fully described in Note 3 to the financial statements and in NHC's prior year annual report, at December 31, 1997, NHC transferred certain assets, liabilities and equity to National Health Realty, Inc. ("NHR"), a real estate investment trust. NHC received in exchange all of the common stock or other equity interests of NHR, which was transferred to NHC's unitholders. NHC management believed that, compared to other alternatives then available, the transfer will enhance unitholders' value. Concurrent with the transfers to NHR, NHC leased from NHR the real property which had been transferred.

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

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1998
                           (Unaudited)

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

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months
Ended September 30, 1997.

     Results for the three month period ended September 30, 1998 include a 3.2% decrease compared to the same period in 1997 in net revenues and a 69.1% decrease in net income.

     The decreased revenues for the quarter reflect the decreased levels of service and changes in payment systems for rehabilitative services and homecare services.

     The decreased revenues for the quarter were partially offset by the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds by 487 beds from 7,028 beds to 7,515 beds. In addition, the number of owned or leased assisted living units has increased by 145 units from 629 units to 774 units. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

    Revenues from managed centers, which are included in the Statements of Income in Other Revenues, decreased 35.1% in 1998 from $8.8 million in 1997 to $5.7 million in 1998 due primarily to decreased interest income on notes receivable of $94,439,000 which were transferred to NHR on December 31, 1997.

    Total costs and expenses for the 1998 third quarter increased $1.2 million or 1.1% to $103.8 million from $102.6 million. Salaries, wages and benefits, the largest operating costs of this service company, decreased $1.2 million or 2.0% to $58.7 million from $59.9 million. Other operating expenses increased $2.0 million or 7.0% to $30.8 million for the 1998 second quarter compared to $28.8 million in the 1997 period. Rent increased $4.9 million or 79.1% to $11.2 million from $6.2 million. Depreciation and amortization decreased 34.1% to $2.9 million. Interest costs decreased $3.1 million or 92.9% to $0.2 million from $3.3 million for last year.

                NATIONAL HEALTHCARE CORPORATION

                       September 30, 1998
                          (Unaudited)


     Decreases in salaries, wages and benefits are attributable to decreased staffing levels in therapy and home care services and reductions in bonus and benefit programs for the quarter offset in part by the increase in staffing levels due to long-term care bed additions and assisted living expansions. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

     Operating costs have increased in part due to the increased number of beds in operation and the expansion of assisted living services. These increased beds and expansions are expected to provide increased revenues in future periods. Rent increased due to rent expense on the assets transferred to NHR and leased back to NHC.

     Depreciation and amortization decreased as a result of the transfer of real property to NHR, offset in part by the placing of newly purchased personalty in service. Interest expense decreased compared to the quarter a year ago due to the transfer of debt to NHR and due to the capitalization of interest for assets under construction.

     The income tax provision for the quarter was $1.8 million compared to no provision for the previous quarter. The change is due to the restructure from a limited partnership to a corporation.

     The total census at owned and leased centers for the quarter averaged 91.3% compared to an average of 92.1% for the same quarter a year ago. When newly opened centers are excluded, the total census of owned and leased centers for the quarter averaged 93.0%.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.

     Results for the nine month period ended September 30, 1998 include a 2.9% increase over the same period in 1997 in net revenues and a 65.3% decrease in net income.

     The increased revenues for the nine months reflect the continued growth of operations. Compared to the nine month period a year ago, NHC has increased the number of owned, leased and managed long-term care beds by 365 beds from 13,926 beds to 14,291 beds. In addition, the number of owned or leased assisted living units has increased by 145 units from 629 units in 1997 to 774 units in 1998. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

                NATIONAL HEALTHCARE CORPORATION

                       September 30, 1998
                          (Unaudited)

     The increased revenues for the nine months were partially offset by decreased levels of service and changes in payment systems for rehabilitative services and homecare services.

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, decreased 33.9% in 1998 from $25.8 million in 1997 to $17.0 million in 1998 due primarily to decreased interest income on $94,439,000 notes receivable which were transferred to NHR on December 31, 1997.

     Total costs and expenses for the 1998 nine months increased $20.1 million or 6.7% to $320.4 million from $300.4 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $6.3 million or 3.6% to $183.6 million from $177.5 million. Other operating expenses increased $9.6 million or 11.6% to $92.7 million for the 1998 nine months compared to $83.1 million in the 1997 period. Rent increased $14.0 million or 76.6% to $32.3 million from $18.3 million. Depreciation and amortization decreased 27.9% to $3.4 million. Interest costs decreased $6.5 million or 69.6% to $2.9 million from $9.4 million for last year.

     Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions and assisted living expansions. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits. Increased salaries, wages and benefits were offset in part by deceased staffing levels in the therapy and homecare services.

     Operating costs have increased in part due to the increased number of beds in operation and the expansion of assisted living services. These increased beds and expansions are expected to provide increased revenues in future periods. Rent increased due to rent expense on the assets transferred to NHR and leased back to NHC beginning January 1, 1998.

     Depreciation and amortization decreased as a result of the transfer of real property to NHR, offset in part by the placing of newly purchased personalty in service. Interest expense decreased compared to the nine months a year ago due primarily to the transfer of debt to NHR and due to the capitalization of interest for assets under construction.

     The income tax provision for the nine months was $4.9 million compared to no provision for the previous nine months. The change is due to the restructure from a limited partnership to a corporation.

                NATIONAL HEALTHCARE CORPORATION

                       September 30, 1998
                          (Unaudited)


     The total census at owned and leased centers for the nine months averaged 90.1% compared to an average of 92.8% for the same nine months a year ago. When newly opened centers are excluded, the total census of owned and leased centers for the quarter averaged 92.7%.


Liquidity and Capital Resources

     During the first nine months of 1998, the Company generated net cash of $31.5 million from operating activities, $13.5 million from the collection of long-term notes receivable, $0.3 million from the increase in financing costs, and $0.2 million from the decrease in marketable securities. Of these funds, $23.3 million was used for additions to and acquisitions of property and equipment, $24.9 million for investment in long-term notes receivable and loan participation agreements, $3.4 million to increase cash held by trustees, $0.1 million to increase bond reserve funds and mortgage replacement reserves, $3.0 million for payments on debt, and $5.4 million for cash distributions to partners for the last quarter of 1997. NHC does not currently plan to declare or pay dividends in 1998 or beyond. Cash and cash equivalents decreased $14.2 million during the period.

     At September 30, 1998, the Company's ratio of long-term obligations to convertible debt and capital is 1.1 to 1.

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

Development

     During the first nine months of 1998, the Company added a net total of 220 licensed long-term care beds, 133 beds of which are owned or leased and 87 beds of which are managed for other owners. During the same period, NHC added 45 assisted living apartments.

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1998
                           (Unaudited)


     Currently, NHC has 509 long-term care beds under development at 11 owned, leased or managed health care centers in various locations. These beds are either under construction or a Certificate of Need has been received from the appropriate state agency authorizing the construction of additional centers or beds. In addition, NHC has 211 retirement apartments at two independent living centers under development, all of which are owned.


Health Care Legislation--

     During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system under the Medicare program during a three year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. Home health agencies must also transition from a cost-based reimbursement system to a prospective payment system beginning in 1999. The BBA also contains certain measures that could lead to future reductions in Medicare therapy cost reimbursement and Medicaid payment rates. Given the recent enactment of the BBA, NHC is unable to predict the ultimate impact of the BBA on its future operations. However, any reductions in government spending for long-term health care would likely have an adverse effect on the operating results and cash flows of NHC. NHC will attempt to increase nongovernmental revenues and continue the expansion of its service component income in order to help offset any loss of governmental revenues as a result of the enactment of the BBA. The President's 1998-99 budget proposal also calls for the imposition of new provider paid service fees.

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

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1998
                           (Unaudited)


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

     Also as discussed in more detail in Note 9 to the financial statements, NHC settled a lawsuit filed by Florida Convalescent Centers, Inc. ("FCC"), an independent Florida corporation for whom NHC manages 16 licensed nursing centers in Florida. Under the terms of the settlement, NHC will purchase, subject to regulatory approval, two of the 16 long-term health care centers it currently manages for FCC and certain accounts receivable in exchange for all of NHC's rights in deferred contingency fees receivable from FCC and for the assumption of approximately $15 million of debt. Additionally, NHC will pay a one-time cash settlement of $15 million. FCC has the right to cancel the management contracts for the remaining 14 centers which cancellation may occur no earlier than June 30, 1999. Additionally, NHC has agreed to accept any adjustment to previously filed Medicare and routine cost limit exceptions related to these 16 centers.

     As previously disclosed, the loss of the management contract and related revenues from these 14 facilities will have a material negative impact on NHC's earnings, even after taking into consideration the purchase of two of the 16 long-term health care centers.


Year 2000 Compliance

     NHC has evaluated its information technology systems and embedded technology with respect to potential Year 2000 problems. Although management believes that the majority of NHC's information technology systems and embedded technology is already Year 2000 compliant, NHC will

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1998
                           (Unaudited)


complete the testing of its information technology systems and embedded technology in the third quarter of 1999. In addition, NHC has developed corrective plans for any technology assessed to be non-compliant.

     Costs incurred to date for NHC's internal Year 2000 remediation efforts have not been material, and NHC does not expect that the cost of future internal actions will be material to its financial condition or results of operations. NHC does not anticipate any material disruption in its operations as a result of any failure by NHC to be in compliance.

     NHC also depends upon the proper functioning of information technology systems and embedded technology operated by certain other third parties. These third parties include third party payors such as the Medicare and Medicaid programs, commercial banks and other lenders, and vendors such as providers of food supplies and services, telecommunications and utilities. NHC currently is gathering information concerning the Year 2000 compliance status of these third parties. If third parties with whom NHC interacts have Year 2000 problems that are not remedied, the following problems could result (I) in the case of third party payors, in delayed collection of accounts receivable potentially resulting in liquidity stress; (ii) in the case of banks and other lenders, in the disruption of capital flows potentially resulting in liquidity stress; or
(iii) in the case of vendors, in disruption of important services upon which NHC depends, such as food services and supplies, tele-communications and electrical power.

     Based upon current information, NHC anticipates successful completion and testing of its Year 2000 remediation efforts during 1999. However, there can be no guarantee that the Year 2000 will not have a material adverse effect on NHC's operations, financial position or liquidity if NHC's remediation efforts are not successful or completed in a timely manner. NHC is currently developing a contingency plan in the event that it is not able to achieve Year 2000 compliance. This contingency plan is expected to include establishing sources of liquidity that could be drawn upon in the event of systems disruption and identifying alternative vendors and back-up processes that do not rely on computers, whenever possible. The contingency plan is expected to be completed in the third quarter of 1999.

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1998
                           (Unaudited)


Item 3.   Quantitative and Qualitative Information About Market Risk

               Not Applicable.



                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.

                    In March 1996, Florida Convalescent Centers, Inc.
               ("FCC"), an independent Florida corporation for whom NHC manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. Pursuant to written agreements between the parties the "Valuation Process"), NHC first valued the center, then gave FCC the option to either I) sell the center to NHC at that value (minus certain deferred contingency fees owed NHC based on that value) or ii) elect to pay NHC a certain deferred contingency fee based upon that value and retain ownership. FCC responded on March 26, 1996, by filing a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting that the court interpret the parties' rights under their contractual arrangements, and naming NHC and its then general partners as defendants.

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

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1998
                           (Unaudited)


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

                    On November 5, 1997, the trial court ruled against
               FCC's Partial Motion for Summary Judgment in which FCC asked the Court to order that the mortgages securing NHC's loans and guarantees to FCC did not secure the deferred compensation due upon termination of the contract. The Court stated as follows: "Defendants (NHC) are not required to release the encumbered properties from the mortgage liens until all secured amounts, including deferred contingency fees, are paid". In January, 1998, FCC filed with the Sarasota Court a Motion for Summary Judgment alleging all FCC management contracts were breached upon NHC's conversion into a corporation. NHC responded to this motion with numerous affidavits; the Court heard arguments on this issue on May 7 and has denied FCC's motion. The Court also set a trial date for the Fifth Amended Complaint commencing October 26, 1998. As discussed further in Note 10, after the jury was impaneled, but before opening arguments, the parties settled the litigation as follows:

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1998
                           (Unaudited)


                    Under the terms of the settlement, NHC will
               purchase, subject to regulatory approval, two of the 16 long-term health care centers it currently manages for FCC and certain accounts receivable in exchange for all of NHC's rights in deferred contingency fees receivable from FCC and for the assumption of approximately $15 million of debt. Additionally, NHC will pay a one-time cash settlement of $15 million. FCC has the right to cancel the management contracts for the remaining 14 centers which cancellation may occur no earlier than June 30, 1999. Additionally, NHC has agreed to accept any adjustment to previously filed Medicare and routine cost limit exceptions related to these 16 centers.

                    As previously disclosed, the loss of the management
               contract and related revenues from these 14 facilities will have a material negative impact on NHC's earnings, even after taking into consideration the purchase of two of the 16 long-term health care centers.

                    The centers NHC purchased are Palm Garden of
               Pensacola, Florida with 180 beds and Palm Garden of Lake City, Florida with 120 beds.

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

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1998
                           (Unaudited)




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

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1998
                           (Unaudited)

                    Adjustments to the reimbursable cost claimed will be
               the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company. Under the terms of NHC's settlement discussed previously, NHC has agreed to accept any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue), while adjustments to owned or leased centers would impact the Company's financial statements. NHC intends to continue it's revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC will continue to fully cooperate with the government in an attempt to determine dollar amounts involved, and will and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the suit.
               An adverse determination in the lawsuit could subject NHC to settlements which could have a material negative impact on the financial position or results of operations of NHC.

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

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1998
                           (Unaudited)


Item 2.   Changes in Securities.  Not applicable


Item 3.   Defaults Upon Senior Securities.  None


Item 4.   Submission of Matters to Vote of Security Holders.  None


Item 5.   Other Information.  None


Item 6.   Exhibits and Reports on Form 8-K.

               (a) List of exhibits - Exhibit 27 - Financial Data Schedule (for SEC purposes only)
               (b)  Reports on Form 8-K - Filed October 30, 1998


                           SIGNATURES

          Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL HEALTHCARE CORPORATION
                                             (Registrant)


Date  November 16, 1998            /s/ Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary


Date  November 16, 1998            /s/ Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting Officer