Form 10-K405
period 1998-12-31
NATIONAL HEALTHCARE CORP
filed 1999-03-24
CIK 1047335

=========================================================================
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                             _______

                            FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

     For the fiscal year ended                    Commission File No.
         December 31, 1998                        333-37185
                             _______

                NATIONAL HEALTHCARE CORPORATION

 (Exact name of registrant as specified in its Corporate Charter)

           Delaware                              52-2057472
     (State of Formation)              (I.R.S. Employer I.D. No.)

                         100 Vine Street
                  Murfreesboro, Tennessee  37130
             (Address of principal executive offices)
                 Telephone Number:  615-890-2020

   Securities registered pursuant to Section 12(b) of the Act.

                                        Name of Each Exchange on
         Title of Each Class                   which Registered
_________________________________________________________________________
Shares of Common Stock                      American Stock Exchange
Senior Subordinated Convertible Debentures
   Due 2000 (6%)                            American Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market of voting shares held by nonaffiliates of the registrant was $75,353,000 as of February 26, 1999.

     Number of Shares outstanding as of February 26, 1999: 11,383,004

                        Page 1 of 85 Pages
                      Exhibit Index Page 55
=====================================================================

                              PART 1
                              ------
                              ITEM 1
                             BUSINESS

General

     National HealthCare Corporation (NHC or the Company) is the successor by merger to National HealthCare L.P. effective 11:59 p.m., December 31, 1997. NHC is a corporation organized under the laws of the State of Delaware. It principally operates long-term health care centers and home health care programs in the southeastern United States. The Company's health care centers provide subacute, skilled and intermediate nursing and rehabilitative care.
At December 31, 1998, the Company operated 108 long-term health care centers with a total of 13,983 licensed beds. Of the 108 centers operated, 40 are leased from National Health Investors, Inc. (NHI), 18 are leased from National Health Realty, Inc. (NHR) and 50 are managed for other owners. The Company serves as a compensated Investment Advisor to both NHI and NHR. The Company's homecare programs provide rehabilitative care at a patient's residence.
During 1998, the Company operated 35 homecare programs and provided 328,638 homecare patient visits. NHC also operates 445 retirement apartments located in four retirement centers leased from NHI, one retirement center leased from NHR and one managed retirement center. Additionally, the Company operates 774 assisted living units at 14 leased centers (eight from NHI and six from NHR)and two managed centers.

     During 1998, NHC opened 289 new health care beds, 142 in owned/leased centers and 147 in managed centers. During the year, construction started on three new centers with 345 beds, expansion of six leased centers (81 beds), and a total of 35 managed beds in two locations. A total of 461 beds were under construction at year end. Finally, NHC has obtained certificates of need for the construction of 858 beds at eight owned, leased or managed locations, all of which are expected to start construction in 1999.

     As of December 31, 1998, the Company operated specialized care units such as Alzheimer's Disease care units (21), sub-acute nursing units (17) and a number of in house pharmacies. Similar specialty units are under development or consideration at a number of the Company's centers, as well as free standing projects.

     Additional Services. The Company plans to continue to expand its continuum of care for the elderly by offering a comprehensive and increasing range of services through related or separately structured health care centers, homecare programs, specialized care units, pharmacy operations, rehabilitative services, assisted living centers and retirement centers. Highlights of these activities during 1998 were as follows:

     A. Homecare Programs. The Company's policy has been to affiliate each of its licensed and certified homecare programs with a Company operated health care center. Although the existing programs have decreased their total number of visits from 731,349 in 1997 to 328,638 in 1998, this is a result of the changes in Medicare reimbursement under the Balanced Budget Act of 1997. This new reimbursement program for homecare services under the Medicare program pays for a fixed amount for each recipient irrespective of the number of visits, thus the Company is now focusing on its homecare patient census rather than number of visits. Programs that are not profitable due to census constraints are being closely evaluated and the Company plans to discontinue such non productive programs in 1999.

     B. Rehabilitative Services. The Company has long operated an intensive offering of physical, speech, and occupational therapy provided by center specific therapists. NHC maintained a rehabilitation staff of over 1,000 highly trained, professional therapists in 1998, most of which were employed by a separate rehabilitation subsidiary known as NHC Rehabilitation. In addition to serving NHC operated centers, it provides contract services to 560 health care providers owned by third parties. The Company's rates for these services are competitive with other market rates. Major Medicare reimbursement changes occurred for therapy services in 1998 and will continue to occur during 1999. In 1998 reimbursement was limited to published "salary equivalents" and licensed skilled nursing centers must bill Medicare directly. In 1999 skilled nursing centers Medicare per diems will become prospective and will include no separate payment for therapy services. This system will be phased in over a four year period. The Company has terminated substantially all of its therapists, but has offered to rehire those who so desire as center based employees. A substantial number has so elected. Because of these changes, the Company anticipates a substantial decrease in third party contracts in 1999, but also a substantial decrease in center based expenses.

     C. Medical Specialty Units. The Company has required all of its centers to participate in the Medicare program since 1973, and has continually expanded its range of offerings by the creation of center-specific medical specialty units such as the Company's 21 Alzheimer's disease care units and 17 subacute nursing units. The services are provided not only at each NHC operated center, but also at existing specialized care units.

     D. Pharmacy Operations. The Company's policy has been to have an in-house pharmacy located in each health care center in those states where licensure permits the operation of an in-house pharmacy. In other states, pharmaceutical services have been provided by third party contracts. NHC continues to review opportunities for regional pharmacy operations and now operates four (one in east Tennessee, one in South Carolina, and two in central Florida).
          These pharmacy operations operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. The regional pharmacy operations now have 8,119 skilled nursing home beds under contract. Pharmacy reimbursement under Medicare has also been shifted from direct billing by the pharmacy, to a negotiated rate structure between skilled nursing centers and the pharmacy, with the skilled nursing centers
          Medicare reimbursement being based upon a prospective rate not related to actual patient pharmaceutical usage. The Company anticipates decreased revenues for its pharmacy subsidiary as a result.

     E. Assisted Living Projects. The Company presently owns, leases or manages sixteen assisted living projects, nine of which are located within the physical structure of a long-term health care center or retirement complex. The Company has identified the assisted living market as an expanding area for the delivery of health care and hospitality services and has a planned market review process in its states of operation for the construction of free-standing assisted living centers. One 84 unit free standing assisted living project opened in 1998, and construction is anticipated to start on three projects during 1999, each of which will be associated with an NHC operated health care center. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis.

     F. Managed Care Contracts. The Company operates seven regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of centers. Managed care days have increased from 50,113 in 1996 and 71,606 in 1997 to 81,099 in 1998.

     In fiscal year 1998, 91.6% of the Company's net revenues were derived from health care services and 8.4% from other sources.


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


Health Care Centers Under Construction

     The following table sets forth the long-term health care centers or additions to existing centers currently under construction which the Company owns, leases or manages:

                               Number   Owned/Leased/   Projected
     Location                 of Beds      Managed     Opening Date
     --------                 -------   -------------  ------------
     Stuart, FL                  35*    Leased         March 1999
     Murfreesboro, TN            20*    Leased         March 1999
     Plant City, FL               8*    Leased         April 1999
     Madison, FL                 20*    Managed        March 1999
                                 --
          Total                  83

*Expansion of existing center

Construction Starts in 1999

     The following table sets forth the new beds authorized by governmental certificates of need which are anticipated to start construction in 1999.

                          Number    Number of             Number of
                         of Beds   New Centers         Existing Centers
                         -------   -----------         ----------------
          Owned            648               6               0
          Leased             0               0               0
          Managed          210               0               2
                           ---               -               -
            Total          858               6               2


Occupancy Rates

     The following table shows certain information relating to occupancy rates for the Company's continuing owned and leased long-term health care centers:

                                       Year Ended December 31

                                    1998          1997      1996
                                    ----          ----      ----
     Overall census                90.8%          92.2%     93.0%
     Census excluding acquisitions
       and new openings            92.9%          94.6%     93.0%

     Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).


Homecare Programs

     The Company's home health programs (called "Homecare" by the Company) provide nursing and rehabilitative services to individuals in their residences and are licensed by the Tennessee, South Carolina and Florida state governments and certified by the federal government for participation in the Medicare program. Each of the Company's 35 Medicare certified homecare programs is managed by a registered nurse, with speech, occupational and physical therapists either employed by the program or on a contract basis. Homecare visits decreased from 731,000 visits in 1997 to 328,638 visits in
1998.   The new reimbursement program for homecare services under the Medicare program will pay for a fixed amount for each recipient irrespective of the number of visits. Thus, the Company is now focusing on its homecare patient census rather than number of visits. Programs that are not profitable due to census constraints are being closely evaluated and the Company plans to discontinue such non productive programs in 1999.

     The Company has homecare programs in Tennessee, Florida, and South Carolina. The Company's Tennessee homecare programs are associated with its long-term health care centers and, historically, are based within the health care center. The Company's newer homecare programs are separately based in an effort to continually expand NHC's market leadership in these services. The Company's experience in this field indicates that homecare is not a substitute for institutional care in a hospital or health care center. Instead, the Company's homecare programs provide an additional level of health care because its centers can provide services to patients after they have been discharged from the center or prior to their admission.


Assisted Living Units

     The Company presently leases and manages sixteen assisted living units, nine of which are located within the physical structure of a long-term health care center or retirement center and seven of which are freestanding. The Company opened one assisted living unit during 1998. This opening increased NHC's assisted living units from 729 in 1997 to 774 in 1998. The Company plans to start construction on at least three free standing assisted living projects each year with the first priority being to serve markets in which the Company already operates health care centers. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Certificates of Need are not necessary to build these projects and the Company believes that overbuilding has occurred in some of its markets. The Company expects to start construction on three free standing projects in 1999, all of which will be adjacent to NHC operated skilled nursing beds.


Retirement Centers

     NHC's retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents, including restaurants, activity rooms and social areas. In most cases, retirement centers also include long-term health care facilities, either in contiguous or adjacent licensed health care centers. Charges for services are paid from private sources without assistance from governmental programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need such as is required for health care centers. NHC has, in most cases, developed retirement centers adjacent to its health care properties with an initial construction of 15 to 40 units and which units are rented by the month; thus these centers offer an expansion of the Company's continuum of care. The projects are designed, however, to be expandable if the demand justifies. The Company believes these retirement units offer a positive marketing aspect of the Company's health care centers.

     Another type of retirement center which the Company offers is that of "continuing care communities", where the resident pays a substantial endowment fee and a monthly maintenance fee. The resident then receives a full range of services - including nursing home care - without additional charge.

     One such continuing care community, the 137 unit Richland Place Retirement Center, was opened in January, 1993 and is fully occupied. The Company opened the 58 unit AdamsPlace in Murfreesboro, Tennessee during 1998 and is marketing a proposed independent living center in Farragut, Tennessee. The Company has land under contract for similar communities in Franklin, Tennessee, and Charleston, South Carolina.


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

     The following table sets forth sources of patient revenues from health care centers and homecare services for the periods indicated:

                                 Year Ended Dec 31
     Source                   1998       1997     1996
     ------                   ----       ----     ----
     Private                   31%        28%      28%
     Medicare                  32%        38%      38%
     Medicaid/Skilled          10%         9%       9%
     Medicaid/Intermediate     26%        24%      24%
     VA and Other               1%         1%       1%
                              ---       ---       ---
         Total                100%      100%      100%

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

     Historically, government health care reimbursement programs make payments under a cost based reimbursement system. Although general similarities exist due to federal mandates, each state operates under its own specific system. Medicare, however, is uniform nationwide and pays, as defined by the program, the reasonable direct and indirect cost of services furnished to Medicare patients, including depreciation, interest and overhead. Medicare payments have previously been limited by ceilings which, pursuant to the 1993 Tax Reform Act, were frozen at their 1993 level for 1994, and 1995. During 1998, the Company had 48 owned or leased centers which operated at

Medicare costs higher than the ceiling. The Company will file "exception requests" with the fiscal intermediary for substantially all of these centers. Revenues therefrom will not be booked until paid and audited by the appropriate payors. Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts. Average per capita daily room and board revenue from private paying patients is higher than from Medicare and Medicaid patients, while the average per capita daily revenue from Medicare patients is higher than from Medicaid patients. The Company attempts to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing its marketing of those services through market areas and "Managed Care Offices", of which seven were open at year end. These services are designed to speed the patient's recovery and allow the patient to return home as soon as is practical. In addition to educating physicians and patients to the advantages of the rehabilitative services, the Company also has implemented incentive programs which provide for the payment of bonuses to its regional and center personnel if they are able to obtain private and Medicare goals at their centers.

     Commencing January 1, 1999, substantially all of NHC's centers will be reimbursed for Medicare patients under the new "Prospective Payment System". Under this system, the center receives a fixed payment which covers all but a few services provided to Medicare patients. Thus the center must not only cover its fixed and normal operating expenses out of this payment, but also physical and speech therapy, drugs and other supplies, and other necessary services of the type provided by skilled nursing facilities. The Company projects a decrease in Medicare revenue of approximately $16,000,000 in 1999 due to this new system, and thus must aggressively reduce operating expenses. Material reductions have already been negotiated in therapy, pharmaceutical and other services. Medicare patients are entitled to have payment made on their behalf to a skilled nursing facility for up to 100 days during each calendar year and a prior 3-day hospital stay is required. A patient must be certified for entitlement under the Medicare program before the skilled nursing facility is entitled to receive Medicare payments and patients are required to pay approximately $95.50 per day after the first 20 days of the covered stay. For details see the section "Health Care Reform".

     Medicaid programs provide funds for payment of medical services obtained by "medically indigent persons". These programs are operated by state agencies which adopt their own medical reimbursement formulas and standards, but which are entitled to receive supplemental funds from the federal government if their programs comply with certain federal government regulations. In all states in which the Company operates, the Medicaid programs authorize reimbursement at a fixed rate per day of service. The fixed rate is established on the basis of a predetermined average cost of operating nursing centers in the state in which the facility is located or based upon the center's actual cost. The rate is adjusted annually based upon changes in historical costs and/or actual costs and a projected cost of living factor. The 1997 Balanced Budget Act eliminated a federally mandated requirement that Medicaid rates paid by the states must be sufficient to reimburse in full the costs of an "efficiently and reasonably operated" nursing home (the "Boron Amendment"). The Company and the nursing home industry in general are concerned about this deletion and are monitoring the activities in state legislature budgetary processes.

     During the fiscal year, each facility receives payments under the applicable government reimbursement program. Medicaid payments are generally "prospective" in that the payment is based upon the prior years actual costs. Medicare payments were "retrospective" thru 1998 in that current year payments were designed to reasonably approximate the facility's reimbursable costs during that year. Payments under Medicare for years thru 1998 were adjusted to actual allowable costs each year. The actual costs incurred and reported by the facility under the Medicare program were and are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustments of interim payments received from the program. If, as a result of such audits, it is determined that overpayment of benefits were made, the excess amount must be repaid to the government. If, on the other hand, it is determined that an underpayment was made, the government agency makes an additional payment to the operator. The Company books as receivables the amounts which it expects to receive under the Medicare and Medicaid programs and books into profit or loss any differences in amounts actually received. To date, adjustments have not had a material adverse effect on the Company. The Company believes that its payment formulas have been properly applied and that any future adjustments will not be materially adverse. Effective January 1, 1999, and as discussed above, the Medicare program has become prospective in nature. For additional discussion see "Health Care Reform".

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


Health Care Reform

     Government at both the federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including the type of services provided by NHC. On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures, as well as new anti-fraud provisions. The BBA has been projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program. Section 4711 of BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which has required that state Medicaid programs pay to nursing home providers amounts adequate to enable them to met government quality and safety standards; the Boren Amendment was previously the foundation of litigation by nursing homes seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justifications for the proposed rates are published, and which give providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. Several of the states in which NHC operates are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.

     The BBA also requires that nursing homes transition to a prospective payment system under the Medicare program during a three-year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. Substantially all the companies operating skilled nursing centers commenced receiving Medicare payments under this new program on January 1, 1999. In addition, the BBA creates a managed care Medicare Program called "Medicare + Choice", which allows Medicare beneficiaries to participate in either the original Medicare fee-for-service program or to enroll in coordinated care plans such as health maintenance organizations ("HMOs").
Such coordinated care plans would allow HMOs to enter into risk-based contracts with the Medicare program, and the HMO's would then contract with providers such as the Company. No assurances can be given that the facilities to be operated by the Company will be successful in negotiating favorable contracts with Medicare + Choice managed care organizations. The BBA also contains several new antifraud provisions. Given the recent enactment of the BBA, the Company is unable to predict the impact of the BBA and potential changes in state Medicaid reimbursement methodologies on its operations; however, any significant reduction in either Medicare or Medicaid payments could adversely affect the Company.

     Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at the Company's facilities will result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue to the Company. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments whereby the Company is responsible for providing, for a fixed fee, all services needed by certain patients. Capitated payments can result in significant losses if patients require expensive treatment not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. For the fiscal year ended December 31, 1998, NHC derived 38% and 33% of its net patient revenues from the Medicare and Medicaid programs, respectively. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs, therefore, could have a material adverse effect on the Company's profitability. The Company is unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company, although the Company has the goal of reducing its Medicare operating expenses to at least cover the expected 1999 Medicare revenue reductions.

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


Other Business and Properties

     A. Nutritional Support Services. The Company owns a medical support services business, which primarily provides nutritional enteral, parenteral feeding materials, urological and medical supplies to patients in the Company's facilities as well as in other long-term care or home settings. This company is headquartered in Knoxville, Tennessee and is known as Nutritional Support Services
          (NSS). Revenues from this subsidiary accounted for from 4.0% to 5.6% of the Company's net revenues in 1998, 1997 and 1996.

     B. Medical Specialty Units. The Company has required all of its centers to participate in the Medicare program since 1973, and has continually expanded its range of offerings by the creation of center-specific medical specialty units such as the Company's 21 Alzheimer's disease care units and 17 subacute nursing units. The services are actually provided not only at each NHC operated center, but also at existing specialized care units.

     C. Pharmacy Operations. The Company's policy has been to have an in-house pharmacy located in each health care center in those states where licensure permits the operation of an in-house pharmacy. In other states, pharmaceutical services have been provided by third party contracts. NHC is now creating wholly owned regional pharmacy operations and currently operates one in east Tennessee, one in South Carolina and two in central Florida. These regional pharmacies operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. Pharmacy reimbursement under Medicare has also been shifted from direct billing by the pharmacy, to a negotiated rate structure between skilled nursing centers and the pharmacy, with the skilled nursing centers Medicare reimbursement being based upon a prospective rate not related to actual patient pharmaceutical usage. The Company anticipates decreased revenues for its pharmacy subsidiary as a result. The regional pharmacy operations had 8,119 nursing home beds under contract by December 31, 1998.

     D. Advisory Services to National Health Investors, Inc. In 1991, the Company formed National Health Investors, Inc., as a wholly-owned subsidiary. It then transferred to NHI certain healthcare facilities then owned by NHC and then distributed the shares of NHI to NHC's unitholders. The distribution had the effect of separating NHC and NHI into two independent public companies. As a result of the distribution, all of the outstanding shares of NHI were distributed to the then NHC investors.

          NHI entered into an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement") with NHC pursuant to which NHC provides NHI, for a fee, with investment advice, office space, personnel and other services. For its services under the Advisory Agreement, the Advisor is entitled to a base annual compensation of $1,625,000. Compensation paid to executive officers of NHI is credited against this Advisory Fee. NHC executive officers W. Andrew Adams, Robert G. Adams and Richard F. LaRoche, Jr. serve as executive officers of NHI. For 1993 and later years in which per share Funds From Operations of NHI exceed per share Funds From Operations during 1992, the $1,625,000 annual compensation increased by the same percentage that per share Funds From Operations in such later year exceed those in 1992. NHC earned approximately $3,310,000 in 1998.

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

     E. Advisory Services to National Health Realty, Inc. In 1997, the Company formed National Health Realty, Inc., as a wholly-owned subsidiary. It then transferred to NHR certain healthcare facilities then owned by NHC and then distributed the shares of NHR to NHC's shareholders. The distribution had the effect of separating NHC and NHR into two independent public companies. As a result of the distribution, all of the outstanding shares of NHR were distributed to the then NHC investors.

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

          For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC. NHC received $471,000 for its services to NHR in 1998.

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

     F. Managed Care Contracts. The Company has identified a number of potential regional offices, which will be staffed by experienced case managers contracting with health maintenance organizations (HMO's) and insurance carriers for the provision of subacute and other medical specialty services within its regional cluster of centers. Seven case managers were in place by year end 1997. Managed care days have increased from 50,113 in 1996 and 71,606 in 1997 to 81,099 in 1998.

     G. Principal Office. The Company maintains its home office staff in Murfreesboro, Tennessee in a building owned by a limited partnership, which is 69.7% owned by NHC.

Competition

     In most of the communities in which the health care centers are operated by the Company, there are other health care centers with which the Company competes. The Company operates 108 long-term health care facilities, all of which are located in the states of Alabama, Florida, Georgia, Indiana, Kentucky, Missouri, South Carolina, Tennessee and Virginia. Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities. There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including the Company, dominates any of these state's long-term health care markets, except for some small rural markets which might have only one long-term health care facility. In competing for patients and staff with these centers, the Company depends upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of the Company's health care centers are important in obtaining patients, since members of the patient's family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital. The Company believes that by providing and emphasizing rehabilitative as well as skilled care services at its centers, it will be able to broaden is patient base and to differentiate its centers from competing health care centers.

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

     The Company experiences competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees. In order to enhance its competitive position, the Company has an educational tuition loan program, an American Dietary Association approved internship program, a specially designed nurse's aide training class, and makes financial scholarship aid available to physical therapy vocational programs and The Foundation for Geriatric Education. The Company also maintains an "Administrator in Training" course, 24 months in duration, for the professional training of administrators. Presently, the Company has 11 full-time individuals in this program. Three of its eight regional vice presidents and 55 of its 106 health care center administrators have graduated therefrom.

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

Employees

     As of December 31, 1998, the Company's Administrative Services
Contractor plus the Company's managed centers had approximately 16,017 full and part time employees, who are called "Partners" by the Company. This nomenclature continues even though the Company is now in corporate rather than partnership form. No employees are presently represented by a bargaining unit. The Company believes its current relations with its employees are good.

                                               ITEM 2
                                             PROPERTIES
LONG-TERM HEALTH CARE CENTERS
                                                                 Total      Beds under Development    Joined
State   City               Center               Affiliation      Beds       and Special Care Units    NHC
-----   ----               ------               -----------      -----      ----------------------    ------
Alabama
     Anniston       NHC HealthCare, Anniston       Leased         151<F1>    50 bed Alzheimer's unit   1973
                                                                             10 bed subacute care unit
     Moulton        NHC HealthCare, Moulton        Leased         136<F1>                              1973

Florida
     Brooksville    Brooksville Nursing Manor      Managed        180        30 bed Alzheimer's unit   1993
     Clearwater     Palm Garden of Clearwater      Managed<F3>    120                                  1987
     Coconut Creek  NHC HealthCare, Coconut Creek  Leased<F2>     120                                  1997
     Crystal River  Cypress Cove Care Center       Managed        120                                  1993
     Dade City      Royal Oak Nursing Center       Managed        120                                  1993
     Daytona Beach  NHC HealthCare, Daytona Bch    Leased<F2>      60        10 bed subacute care unit 1996
     Ft. Lauderdale NHC of Ft. Lauderdale          Managed        169                                  1984
     Gainesville    Palm Garden of Gainesville     Managed<F3>    120        28 bed subacute care unit 1987
     Hudson         Bear Creek Nursing Center      Managed        120                                  1993
     Hudson         NHC HealthCare, Hudson         Leased<F1>     180        50 bed subacute care unit 1986
     Jacksonville   Palm Garden of Jacksonville    Managed<F3>    120                                  1990
     Lake City      Palm Garden of Lake City       Managed<F3>    120        28 bed Alzheimer's unit   1992
     Largo          Palm Garden of Largo           Managed<F3>    140                                  1987
     Largo          Palm Garden of Pinellas        Managed<F3>    120        36 bed subacute care unit 1991
     Madison        Lake Park of Madison           Managed         99        20 beds under development 1995
     Merritt Island NHC HealthCare, Merritt Is.    Leased<F1>     180        31 bed Alzheimer's unit   1990
                                                                             17 bed subacute care unit
     Miami          The Nursing Center at Mercy    Managed        120                                  1995
     Naples         NHC HealthCare, Imperial       Leased<F2>      90        4 beds under development  1994
     Naples         NHC HealthCare, Naples         Leased<F2>      60                                  1996
     New Pt. Richey Heather Hill Nursing Home      Managed        120                                  1993
     Niceville      The Manor at Blue Water Bay    Managed        120        20 bed Alzheimer's unit   1993
     N. Miami Beach Palm Garden of N. Miami Bch    Managed<F3>    120                                  1988
     Ocala          Palm Garden of Ocala           Managed<F3>    180        60 bed subacute care unit 1987
     Ocoee          Ocoee Health Care Center       Managed        120                                  1990
     Orlando        Palm Garden of Orlando         Managed<F3>    120                                  1987
     Orlando        NHC HealthCare, Orlando        Leased<F2>     120        30 bed Alzheimer's unit   1997
     Palatka        Palatka Health Care Center     Managed        180        20 bed Alzheimer's unit   1989
     Panama City    NHC of Panama City             Managed        120                                  1986
     Pensacola      Palm Garden of Pensacola       Managed<F3>    180        22 bed Alzheimer's unit   1987
                                                                             14 bed subacute care unit

     Plant City     NHC HealthCare, Plant City     Leased<F1>     172        8 beds under development  1985
     Port Charlotte NHC HealthCare, Pt Charlotte   Leased<F2>     180        60 bed subacute care unit
                                                                             30 bed Alzheimer's unit   1994
     Port St. Lucie Palm Garden of Port St. Lucie  Managed<F3>    120                                  1988
     St. Cloud      Osceola Health Care Center     Managed        120                                  1991
     St. Petersburg NHC HealthCare, St. Pete       Managed        159        60 bed Alzheimer's unit   1984
     Sarasota       Sarasota Health Care Center    Managed        120                                  1990
     Stuart         NHC HealthCare, Stuart         Leased<F1>     118        24 bed Alzheimer's unit   1989
                                                                             35 beds under development
     Sun City       Palm Garden of Sun City        Managed<F3>    120                                  1991
     Tampa          Palm Garden of Tampa           Managed<F3>    120                                  1987
     Trenton        Medic-Ayers Nursing Center     Managed        120        30 bed Alzheimer's unit   1993
     Vero Beach     Palm Garden of Vero Beach      Managed<F3>    180                                  1987
     W. Palm Beach  Palm Garden of W. Palm Beach   Managed<F3>    162                                  1988
     Winter Haven   Palm Garden of Winter Haven    Managed<F3>    120                                  1987

Georgia
     Ft Oglethorpe  NHC HealthCare, Ft Oglethorpe  Owned<F4>      135                                  1989
     Rossville      NHC HealthCare, Rossville      Leased<F1>     112                                  1971

Indiana
     Brownsburg     Brownsburg Health Care Center  Managed        178        20 bed Alzheimer's unit   1990
     Castleton      Castleton Health Care Center   Managed        120        60 bed Alzheimer's unit   1990
     Ladoga         Ladoga Health Care Center      Managed         95                                  1990
     Plainfield     Plainfield Health Care Center  Managed        199        57 bed Alzheimer's unit   1990

Kentucky
     Dawson Springs NHC HealthCare, Dawson Springs Leased<F1>      80                                  1973
     Glasgow        NHC HealthCare, Glasgow        Leased<F1>     206                                  1971
     Madisonville   NHC HealthCare, Madisonville   Leased<F1>      94                                  1973

Missouri
     Desloge        NHC HealthCare, Desloge        Leased<F1>     120                                  1982
     Joplin         NHC HealthCare, Joplin         Leased<F1>     126                                  1982
     Kennett        NHC HealthCare, Kennett        Leased<F1>     170                                  1982
     Macon          Macon Health Care Center       Managed        120        24 bed Alzheimer's unit   1982
     Osage Beach    Osage Beach Health Care Center Managed        120        24 bed Alzheimer's unit   1982
     St. Charles    NHC HealthCare, St. Charles    Leased<F1>     120                                  1982
     St. Louis      NHC HealthCare, Maryland Hghts Leased<F1>     220        30 bed Alzheimer's unit   1987
     Springfield    Springfield Health Care Center Managed        120                                  1982
     West Plains    West Plains Health Care Center Leased<F2>     120                                  1982



South Carolina
     Aiken          Mattie C. Hall Health
                      Care Center                  Managed        176        44 bed Alzheimer's unit   1982
     Anderson       NHC HealthCare, Anderson       Leased<F1>     290        44 bed subacute care unit 1973
     Clinton        NHC HealthCare, Clinton        Leased<F2>     131                                  1993
     Columbia       NHC HealthCare, Parklane       Leased<F2>     120        30 bed Alzheimer's unit   1997
                                                                             17 bed subacute care unit
     Greenwood      NHC HealthCare, Greenwood      Leased<F1>     152                                  1973
     Greenville     NHC HealthCare, Greenville     Leased<F2>     176                                  1992
     Laurens        NHC HealthCare, Laurens        Leased<F1>     176                                  1973
     Lexington      NHC HealthCare, Lexington      Leased<F2>     120        12 bed subacute care unit 1994
     Mauldin        NHC HealthCare, Mauldin        Leased<F2>     120        30 bed subacute care unit 1997
     Murrells Inlet NHC HealthCare, Garden City    Leased<F2>      88                                  1992
     North Augusta  NHC HealthCare, North Augusta  Leased<F2>     132                                  1991
     Sumter         NHC HealthCare, Sumter         Managed        123        15 beds under development 1985

Tennessee
     Athens         NHC HealthCare, Athens         Leased<F1>      98                                  1971
     Carthage       Smith Co. Health Care Center   Managed        128                                  1997
     Chattanooga    NHC HealthCare, Chattanooga    Leased<F1>     212        20 bed sub-acute care     1971
                                                                             Six beds under development
     Columbia       NHC HealthCare, Columbia       Leased<F1>     120        12 bed subacute care unit 1973
     Columbia       NHC HealthCare, Hillview       Leased<F1>      98                                  1971
     Columbia       Maury Regional Hospital        Managed         20                                  1997
     Cookeville     NHC HealthCare, Cookeville     Managed         96                                  1975
     Dickson        NHC HealthCare, Dickson        Leased<F1>     197                                  1971
     Dunlap         NHC HealthCare, Sequatchie     Leased<F1>     120                                  1976
     Farragut       NHC HealthCare, Farragut       Managed         60                                  1998
     Franklin       Franklin Manor                 Leased<F2>      47                                  1997
     Franklin       NHC HealthCare, Franklin       Leased<F1>      84                                  1979
     Hendersonville NHC HealthCare, Hendersonville Leased<F1>     117                                  1987
     Johnson City   NHC HealthCare, Johnson City   Leased<F1>     179        16 bed subacute unit      1971
     Knoxville      NHC HealthCare, Fort Sanders   Owned<F4>      180        12 bed subacute unit      1977
     Knoxville      NHC HealthCare, Knoxville      Leased<F1>     152                                  1971
     Lawrenceburg   NHC HealthCare, Lawrenceburg   Managed         97                                  1985
     Lawrenceburg   NHC HealthCare, Scott          Leased<F1>      62                                  1971
     Lewisburg      NHC HealthCare, Lewisburg      Leased<F1>     104                                  1971
     Lewisburg      NHC HealthCare, Oakwood        Leased<F1>      62                                  1973
     McMinnville    NHC HealthCare, McMinnville    Leased<F1>     150                                  1971
     Milan          NHC HealthCare, Milan          Leased<F1>     129                                  1971
     Murfreesboro   AdamsPlace                     Leased<F2>      40        20 beds under development 1997
     Murfreesboro   NHC HealthCare, Murfreesboro   Managed        190        69 bed subacute care unit 1974

     Nashville      The Health Center of
                       Richland Place              Managed         98        8 beds under development  1992
     Nashville      NHC HealthCare, Nashville      Leased<F1>     133                                  1975
     Nashville      West Meade Place               Managed        120                                  1993
     Oak Ridge      NHC HealthCare, Oak Ridge      Managed        130                                  1977
     Pulaski        NHC HealthCare, Pulaski        Leased<F1>     104                                  1971
     Smithville     NHC HealthCare, Smithville     Leased<F1>     107                                  1971
     Somerville     NHC HealthCare, Somerville     Leased<F1>      72                                  1976
     Sparta         NHC HealthCare, Sparta         Leased<F1>     150                                  1975
     Springfield    NHC HealthCare, Springfield    Leased<F1>     112                                  1973


Virginia
     Bristol        NHC HealthCare, Bristol        Leased<F1>     120                                  1973

ASSISTED LIVING UNITS

State    City            Center                   Affiliation    Assisted Living Units
-----    ----            ------                   -----------    ----------------------
Alabama
         Anniston        NHC Place/Anniston
                           (free-standing)        Leased<F2>     68 bed assisted living unit

Florida
         Merritt Island  NHC Place/Merritt Island
                           (free-standing)        Leased<F2>     84 bed assisted living unit
         Naples          NHC HealthCare, Imperial Leased<F1>     11 bed assisted living unit
         Naples          NHC HealthCare, Naples   Leased<F1>     36 bed assisted living unit
         Stuart          NHC Place/Stuart
                           (free-standing)        Leased<F2>     84 bed assisted living unit
         Vero Beach      NHC Place/Vero Beach
                           (free-standing)        Leased<F2>     84 bed assisted living unit
         West Palm Beach Palm Garden of
                           West Palm Beach        Managed<F3>    25 bed assisted living unit

Missouri
         St. Charles     Lake St. Charles
                           Retirement Center      Leased<F1>     25 bed assisted living unit
         St. Peters      NHC Place (free-standing)               100 bed assisted living unit

Tennessee
         Dickson         NHC HealthCare           Leased<F1>     20 bed assisted living unit
         Farragut        NHC Place, Farragut      Managed        84 bed assisted living unit
         Johnson City    NHC HealthCare           Leased<F1>     15 bed assisted living unit
         Murfreesboro    AdamsPlace
                           (free-standing)        Leased<F2>      84 bed assisted living unit
         Nashville       Richland Place           Managed         32 bed assisted living unit
         Smithville      NHC HealthCare                           10 bed assisted living unit
         Somerville      NHC HealthCare           Leased<F1>      12 bed assisted living unit

RETIREMENT APARTMENTS

State               City         Retirement Apartments                    Affiliation  Units  Established
-----               ----         ---------------------                    -----------  -----  -----------
Missouri            St. Charles  Lake St. Charles Retirement Apartments   Leased(1)     155   1984

Tennessee           Chattanooga  Parkwood Retirement Apartments           Leased(1)      32   1986
                    Johnson City Colonial Hill Retirement Apartments      Leased(1)      63   1987
                    Murfreesboro AdamsPlace                               Leased(2)      58   1997
                    Nashville    Richland Place Retirement Apartments     Managed       137   193
HOMECARE PROGRAMS

State    City         Homecare Programs                   Affiliation   Established
-----    ----         -----------------                   -----------   -----------
Florida
     Blountstown    NHC HomeCare of Blountstown               Owned         1994
     Carrabelle     NHC HomeCare of Carrabelle                Owned         1994
     Chipley        NHC HomeCare of Chipley                   Owned         1994
     Crawfordville  NHC HomeCare of Crawfordville             Owned         1994
     Madison        NHC HomeCare of Madison                   Owned         1994
     Marianna       NHC HomeCare of Marianna                  Owned         1994
     Ocala          NHC HomeCare of Ocala                     Owned         1996
     Panama City    NHC HomeCare of Panama City               Owned         1994
     Perry          NHC HomeCare of Perry                     Owned         1994
     Port St. Joe   NHC HomeCare of Port St. Joe              Owned         1994
     Quincy         NHC HomeCare of Quincy                    Owned         1994
     Stuart         NHC HomeCare of Stuart                    Owned         1996
     Tallahassee    NHC HomeCare of Tallahassee               Owned         1994
     Vero Beach     NHC HomeCare of Vero Beach                Owned         1997

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
     Knoxville      NHC HomeCare of Knoxville                 Owned         1977

HOMECARE PROGRAMS

State   City        Homecare Programs                     Affiliation   Established
-----   ----        -----------------                     -----------   -----------
Tennessee
     Lawrenceburg   NHC HomeCare of Lawrenceburg              Owned         1977
     Lebanon        NHC HomeCare of Lebanon                   Owned         1997
     Lewisburg      NHC HomeCare of Lewisburg                 Owned         1977
     McMinnville    NHC HomeCare of McMinnville               Owned         1976
     Milan          NHC HomeCare of Milan                     Owned         1977
     Murfreesboro   NHC HomeCare of Murfreesboro              Owned         1976
     Pulaski        NHC HomeCare of Pulaski                   Owned         1985
     Somerville     NHC HomeCare of Somerville                Owned         1983
     Sparta         NHC HomeCare of Sparta                    Owned         1984
     Springfield    NHC HomeCare of Springfield               Owned         1984

<F1> Leased from NHR
<F2> Leased from NHR
<F3> Managed by NHC for FCC.  NHC anticipates that 14 of these management contracts will be terminated in 1999 and two of the FCC managed centers will be purchased by NHC in 1999. See "Legal Proceedings."
<F4> NHC HealthCare/Fort Oglethorpe and NHC HealthCare/Fort Sanders are
     owned by separate limited partnerships. The Company owns approximately 80% of the partnership interest in Fort Oglethorpe and 25% of the partnership interest in Fort Sanders.

                              ITEM 3
                        LEGAL PROCEEDINGS


    In March 1996, Florida Convalescent Centers, Inc. (FCC), an independent Florida corporation for whom NHC manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. NHC responded by denying that FCC had that right. FCC then filed a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting that the court interpret the parties' rights under their contractual arrangements, and naming NHC and its then general partners as defendants.

     Once the suit was filed, FCC amended its complaint four times, each amendment asserting new reasons why NHC's management agreements should be terminated.

     After lengthy pretrial proceedings, a jury was impaneled on October 28, 1998, but before opening arguments, the parties settled the litigation as follows:

     Under the terms of the settlement, NHC will purchase, subject to regulatory approval, two of the 16 long-term health care centers it currently manages for FCC in exchange for all of NHC's rights in deferred contingency fees receivable from FCC and for the assumption of approximately $14.3 million of long term debt. Additionally, NHC will pay a one-time cash settlement of $15 million. Furthermore, NHC has agreed to pay any adjustment to previously filed Medicare cost reports and routine cost limit exception requests related to these 16 centers and will be entitled to amounts received therefrom. NHC has also assumed certain additional liabilities from FCC, including contingencies related to ongoing litigation with former or current residents of FCC's centers. Under the terms of the settlement, FCC has the right to cancel the management contracts for the remaining 14 centers, which cancellation may occur no earlier than June 30, 1999.

     The loss of the management contract and related revenues from these 14 facilities will have a material negative impact on NHC's results of operations, even after taking into consideration the purchase of two of the 16 long-term health care centers.

     The two centers to be purchased by NHC are Palm Garden of Pensacola, Florida with 180 beds and Palm Garden of Lake City, Florida with 120 beds. As of December 31, 1998, the purchase of these two centers is still awaiting regulatory approval; consequently, the assets to be purchased, the liabilities to be assumed and the results of operations of these centers are not included in NHC's consolidated financial statements.

     NHC is also a defendant in a lawsuit styled Braeuning, et al vs.
National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997, and service of process occurred on July 8, 1997, with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District Court to the Tampa, Florida, District Court. NHC has filed its answer denying the allegations. The suit alleges that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleges that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act". NHC has denied all allegations and believes the facts will vindicate its position. The individual plaintiff Braeuning has amended the suit to allege that he was "retaliatory discharged" from his position due to the filing of the suit. In an order (March 13, 1998) denying Braeuning's Motion for Summary Judgment on this issue, the court stated, "That the defendants have submitted a legitimate non-retaliatory reason for firing Mr. Braeuning casts significant doubt on Mr.
Braeuning's likelihood of success on the merits."   The individual plaintiff
and defendant have currently agreed to stay any proceedings on this allegation while NHC finalizes its internal review.

     In regard to the initial allegations contained in the lawsuit, NHC believes that the cost report information of its centers has been either appropriately filed or, upon amendment, will reflect adjustments only for the correction of unintentional misallocations. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. NHC's self audit process has been approved by the plaintiffs and NHC has retained a nationally recognized accounting firm to review the self audit process. It is anticipated that all cost report years in question will be reviewed prior to there being further action in this matter at the judicial level. The cost report periods under review include periods from 1991 through 1996.

     Adjustments to the reimbursable cost claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company. Under the terms of NHC's settlement with FCC as discussed previously, NHC has agreed to accept any adjustments to previously filed Medicare cost reports and routine cost limit exception requests related to the 16 FCC centers. Negative adjustments to other managed centers would reduce NHC's management fee (6% of net revenue), while adjustments to owned or leased centers would directly impact the Company's financial statements. NHC intends to continue it's revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC will continue to fully cooperate with the government in an attempt to determine dollar amounts involved, and will and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the suit. An adverse determination in the lawsuit could subject NHC to settlements which could have a material negative impact on the financial position, results of operations and cash flows of NHC.

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

          No shareholder votes were required or occurred during 1998.


                             PART II
                             -------


                              ITEM 5
              MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED UNITHOLDER MATTERS

     The shares of common stock of National HealthCare Corporation are traded on the American Stock Exchange under the symbol NHC. The closing price for the NHC shares on Thursday, December 31, 1998 was $15.50 and the price opened at $39.375 on January 5, 1998. On December 31, 1998, NHC had approximately 5,000 shareholders, comprised of 2,321 shareholders of record and an additional 2,679 shareholders indicated by security position listings. The following table sets out the quarterly high and low sales prices of NHC's units of partnership interest/share. The cash distributions per unit during each quarter in 1997 are shown, but NHC, as a corporation, paid no dividends during 1998.

                              Unit/Stock Prices Cash Distributions
                                High      Low     Declared Per Unit
-------------------------------------------------------------------------
          1997
          1st Quarter         $47.250   $44.250        $ .60
          2nd Quarter          46.188    40.750          .60
          3rd Quarter          59.250    44.375          .60
          4th Quarter          61.875    53.625          .60
-------------------------------------------------------------------------
          1998
          1st Quarter         $41.500   $32.000        $ .00
          2nd Quarter          38.500    25.250          .00
          3rd Quarter          31.500    19.875          .00
          4th Quarter          30.000    14.000          .00
-------------------------------------------------------------------------

     NHC paid cash distributions on its outstanding partnership units related to reporting years as follows: 1996, $2.16 per unit and 1997, $2.40 per unit. The Company's policy while in partnership form was to distribute 60% of its taxable income to its partners. The Company (in its corporate form) does not currently declare or pay dividends.

                             ITEM 6
                    SELECTED FINANCIAL DATA


  The following table represents selected financial information with respect to the Company for the five years ended December 31, 1998. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes. NHC was a partnership through 1997, and consequently had no significant income taxes imposed upon it.

                                Year Ended December 31,
                        1998      1997      1996      1995      1994
                    (in thousands, except unit/share and per unit/share data)
Operating Data:
Revenue               $441,214  $463,477  $386,266  $349,398  $298,192
Expenses               451,298   426,260   356,980   328,283   282,339
Income (Loss) before
   income taxes        (10,084)   37,217    29,286    21,115    15,853
Income tax provision
   (benefit)            (3,685)      209       ---       ---       ---
Net income (loss)       (6,399)   37,008    29,286    21,115    15,853

Earnings (Loss) per unit/share:
  Basic                   (.58)     4.17  $   3.48  $   2.67  $   2.03
  Diluted                 (.58)     3.58      2.97      2.32      1.80

Balance Sheet Data:
Total assets          $249,688  $239,061  $404,740  $355,491  $396,133
Long-term debt          56,311    60,227   124,678   100,871   104,243
Debt serviced by
  other parties         15,891    16,676    32,857    40,771    89,764
Partners' capital          ---       ---   128,537   108,899   101,006
Shareowners' equity     50,315    37,736       ---       ---       ---

                              ITEM 7
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Overview--

  National HealthCare Corporation ("NHC" or the "Company" and formerly National HealthCare L.P.) is a leading provider of long-term health care services. NHC operates or manages 108 long-term healthcare centers with 13,983 beds in nine states. NHC provides long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.


Results of Operations--

  The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 1998, 1997 and 1996.

                    Percentage of Net Revenues
Year Ended December 31                    1998           1997           1996
Revenues:
   Net patient revenues                    91.6%          88.7%          88.5%
   Other revenues                           8.4           11.3           11.5
      Net revenues                        100.0          100.0          100.0
Costs and Expenses:
   Salaries, wages and benefits            55.2           55.8           54.3
   Other operating                         26.7           24.1           25.4
   Litigation settlement and other
     charges                                6.4            0.0            0.0
   Rent                                    10.4            5.7            6.4
   Depreciation and amortization            2.7            3.6            3.5
   Interest                                 1.0            2.8            2.8
     Total costs and expenses             102.3           92.0           92.4
   Income (Loss) Before Income Taxes       (2.3)%          8.0%           7.6%

  The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)
                                          1998 vs. 1997         1997 vs. 1996
(dollars in thousands)                Amount      Percent     Amount    Percent
Revenues:
   Net patient revenues              $ (6,704)      (1.6)%    $69,145     20.2%
   Other revenues                     (15,559)     (29.6)       8,066     18.1
   Net revenues                       (22,263)      (4.8)      77,211     20.0
Costs and Expenses:
   Salaries, wages and benefits       (14,977)      (5.8)      48,680     23.2
   Other operating                      5,920        5.3       13,512     13.8
   Litigation settlement and
     other charges                     28,084         --           --       --
   Rent                                19,656       74.5        1,643      6.6
   Depreciation & amortization         (5,033)     (29.9)       3,185     23.4
   Interest                            (8,612)     (66.2)       2,260     21.0
       Total costs and expenses        25,038        5.9       69,280     19.4
   Income (Loss) Before
       Income Taxes                  $(47,301)    (127.1)%    $ 7,931     27.1%

  NHC's long-term health care services, including therapy and pharmacy services, provided 94% of net revenues in 1998, 92% in 1997 and 91% in 1996. Homecare programs, which are included in the long-term care services, provided 5% of net revenues in 1998, 8% in 1997 and 9% in 1996.

  The overall census in owned or leased health care centers for 1998 was 90.8% compared to 92.2% in 1997 and 93.6% in 1996. The census excluding acquisitions and new openings was 92.9%, 94.4% and 93.8%, respectively, for
the same periods.   NHC opened 142 new owned or leased long-term care beds in
1998.

  Approximately 60% (1998), 56% (1997) and 60% (1996) of NHC's net
revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. NHC generally expects final determinations to occur two to three years subsequent to the year in which amounts are earned. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized. NHC has submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. NHC has received approval on certain requests and others are pending approval. NHC will record revenues associated with the approved requests when such approvals, including cost report audits, are assured.

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


1998 Compared to 1997

  In 1998, NHC incurred non-recurring charges to income of $28.1 million and as a result reported a loss for the year of $10.1 million before taxes. Except for the non-recurring charges, the Company would have earned $18.0 million pre-tax net income.

  The non-recurring charge includes the previously announced $15.0 million pre-tax charge attributable to the settlement of the lawsuit with Florida Convalescent Centers, Inc. ("FCC"). The Company has charged earnings by an additional $13.1 million pre-tax for the assumption of liabilities, expected litigation charges and other liabilities. Year-end results for 1998 are not comparable to the prior year's results because NHC converted from a limited partnership to a corporation and spun off its real estate assets into a new company, National Health Realty, Inc. ("NHR").

  Excluding the $28.1 non-recurring charge, operating results in 1998 include a 4.8% decrease compared to the same period in 1997 in net revenues and a 51.6% decrease in income before taxes.

  As shown in the above tables, patient revenues for NHC declined 1.6% in 1998 compared to 1997. The decline in revenues is due in part to declines in both volume of and price for rehabilitative services. Salary equivalency limits on Medicare payments for occupational and speech therapy were implemented on April 10, 1998. Also contributing to the decline in patient revenues was the implementation of Medicare's interim payment system for home health services as a result of the Balanced Budget Act of 1997. There were 329,000 homecare visits in 1998 compared to 731,000 visits in 1997.

  The decreased patient revenues were partially offset by the continued growth of operations. In 1998, NHC increased the number of owned or leased long-term health care beds by 142 beds from 7,382 beds to 7,524 beds. In addition, the number of owned or leased assisted living units has increased by a net of 45 units from 729 units to 774 units. Also contributing to increased revenues in 1998 were improvements in both private pay and third party payor rates. However, with the implementation of the Medicare Prospective Payment System in 1999, payor rates are expected to decline.

  Other revenues declined 29.6% in 1998 and are more fully detailed in
Note 6 to the consolidated financial statements. Revenues from managed centers, which are included in the consolidated statements of income in other revenues, decreased 36.0% in 1998 from $38.3 million in 1997 to $24.5 million in 1998 due primarily to decreased interest income on notes receivable of $94.4 million which were transferred to NHR on December 31, 1997. (See "Litigation" below for factors that may reduce future revenues from management services.)

  Decreases in salaries, wages and benefits are attributable to decreased staffing levels in therapy and homecare services and reductions in bonus and benefit programs for the year. The Company drastically reduced its bonus programs for 1998, which are based largely on profit performance. The reductions were offset in part by the increase in staffing levels due to bed additions and expansions. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

  Operating costs have increased in part due to the increased number of beds in operation and the expansion of assisted living services. These increased beds and expansions are expected to provide increased revenues in future periods. Rent increased due primarily to rent expense on the assets transferred to NHR and leased back to NHC at the end of the previous year.

  Depreciation and amortization decreased as a result of the transfer of real property to NHR, offset in part by the placing of newly constructed or purchased assets in service. Interest expense decreased in 1998 compared to 1997 due to the transfer of debt to NHR and due to the capitalization of interest for assets under construction.

  The income tax benefit for 1998 was $3.7 million compared to $0.2 million expense in 1997. The change is due to NHC's restructure from a limited partnership to a corporation and the generation of a net operating loss carryforward in 1998.

1997 Compared to 1996

  In 1997, NHC achieved strong annual growth in earnings, earnings per unit, and revenues. Net income totaled $37.0 million, a 26% increase over the comparable prior year amount. Basic earnings per unit totaled $4.17, a 20% increase. Net revenues totaled $463.5 million, a 20% increase. NHC's pre-tax net margin ratio, which is defined as pre-tax net income divided by net revenues, increased to 8.0% from 7.6% in 1996 and 6.0% in 1995, illustrating that NHC has been able to grow its revenues at a faster rate than its expenses.

  The growth in net patient revenues in 1997 occurred primarily in long-term healthcare center services, rehabilitative care services, and homecare services.

  Improved revenues in long-term healthcare center services were due primarily to increased types and levels of services being offered and to increases in private pay and third party billing rates. Additionally, the total number of owned or leased beds increased by 721 beds from 6,661 beds at the end of 1996 to 7,382 beds at the end of 1997. During 1997 and 1996, NHC had 46 and 48, respectively, owned or leased centers which operated at Medicare costs higher than the routine cost limits.

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

  Other revenues, which increased 18.1% in 1997, are more fully detailed in Note 6 to the consolidated financial statements. The majority of the increase in other revenues is attributable to the increase in revenues from management services, which grew 18.5% in 1997. The revenues from management services increased due to the increased number of beds being managed for others, increased amounts and types of management and other support services being offered, and increased interest income from higher principal amounts on loans to managed centers. In 1997, four long-term care centers and 517 long-term care beds were added under new management contracts. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general. NHC's management contracts are generally long-term (up to ten years) and include equity participation agreements and the right of first refusal upon the sale of the property. (See "Transfers to National Health Realty" and "Litigation" below for factors which may reduce future revenues from management services.)

  Increases in salaries, wages and benefits in 1997 are attributable to the increase in staffing levels due to long-term healthcare center bed additions, and the expansion of assisted living services, rehabilitation services and homecare services. Further contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.
Salaries, wages and benefits increased also due to forgiveness by NHC of the debt of certain key employees related to stock options which had been exercised in previous years. The debt forgiveness was to reward employees for prior years service and is also contingent upon the employees remaining employed with NHC through certain future dates. Labor costs are the most significant costs of NHC.

  Operating costs have increased due to the increased numbers of long-term care beds in operation, the expansion of assisted living services, the expansion of rehabilitative services, the expansion of homecare services, and the growth in management services. Rent expense increased due to increases in percentage rent paid to National Health Investors, Inc. ("NHI").

  Depreciation and amortization increased as a result of NHC's placing of newly constructed or purchased assets in service and due to capital improvements at existing properties. Interest expense increased due to additional borrowing for newly constructed long-term care beds and assisted living apartments.

Growth and Development--

  NHC plans to continue to expand its continuum of care to the elderly by offering a comprehensive range of services through related or separately structured health care centers, homecare programs, specialized care units, pharmacy operations, rehabilitative services, assisted living centers and independent living centers.

  During 1998, NHC grew its long-term health care business by acquiring or constructing additions totaling 142 licensed beds at six owned or leased health care centers and totaling 147 licensed beds at four managed health care centers. The growth in managed health care centers was more than offset by the discontinuance of management of 377 beds at four centers. The centers had been unable to pay for all the services performed by NHC. The total number of owned, leased or managed centers operated by NHC at the end of 1998 was 108 centers and the total number of licensed beds was 13,983.

  During 1999, NHC expects to finish construction on 73 beds at five owned or leased centers and 43 beds at three managed centers. NHC also has been granted governmental certificates of need to permit construction of 648 beds at six owned or leased locations and 210 beds at two managed locations which are expected to start construction during 1999.

  As part of its overall long-term health care continuum, NHC has also continued to expand its assisted living services. Assisted living centers provide basic room and board functions for the elderly with on-staff availability to assist in minor medical and living needs on an as needed basis. NHC currently operates 16 assisted living projects, 9 of which are located within the physical structure of a long-term care center or retirement center and seven of which are freestanding. It is expected that NHC will start construction of three additional assisted living projects with 277 units in 1999. Certificates of need are not required to build assisted living projects.

Liquidity, Capital Resources and Financial Condition--

  Net cash provided by operating activities was $28.5 million for the year ended December 31, 1998, as compared to $41.2 million provided by operating activities for the comparable period in 1997. Cash provided by operating activities for the year ended December 31, 1998 decreased from the comparable period in 1997 primarily as a result of the decrease in net earnings after non-cash charges.

  Net cash used in financing activities was $8.2 million for the year ended December 31, 1998 as compared to $34.6 million net cash provided by financing activities in 1997. In the 1997 period, the Company received proceeds from debt issuance and convertible notes of $65.3 million. In addition, in 1997 NHC made cash distributions to partners of $21.0 million. These cash distributions were reduced to $5.4 million, which had been accrued in 1997, and then discontinued in 1998 with the new "corporate" versus "partnership" structure.

  Net cash used by investing activities was $24.9 million for the year ended December 31, 1998, as compared to $60.6 million for the year ended December 31, 1997. Cash used for the purchase of property and equipment was $24.0 million for the year ended December 31, 1998 and $43.7 million in the comparable period in 1997. Cash collected on notes receivable, net of investments in notes receivable, was $3.4 million in 1998 compared to net cash invested for notes receivable in 1997 of $14.6 million.

  NHC is committed to spend approximately $1.2 million for ongoing construction contracts. NHC has also guaranteed approximately $67.9 million of the debt of certain health care centers which NHC manages for others. At December 31, 1998, NHC expects to have no additional liability as a result of its debt guarantees.

  NHC's current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, its borrowing capacity are expected to be adequate to finance NHC's operating requirements and growth and development plans for 1999 and into 2000.

  For all financial instruments except the subordinated convertible notes, NHC believes that the financial statement carrying amounts approximate fair value at December 31, 1998. The fair value of the subordinated convertible notes was estimated based on quoted market prices.

  Two significant events occurred on December 31, 1997, which will have a permanent impact on NHC's results of operations and financial condition - the transfers to NHR and the governmentally mandated loss of partnership tax status.

Transfers to National Health Realty--

  As more fully described in Note 3 to the consolidated financial statements, at December 31, 1997, NHC transferred certain assets, liabilities and equity to NHR, a real estate investment trust. NHC received in exchange all of the common stock or other equity interests of NHR, which was transferred to NHC's unitholders. Concurrent with the transfers to NHR, NHC leased from NHR the real property which had been transferred.

Effect of the Transfers on Results of Operations--

  The effect of the transfer of assets and liabilities to NHR on results of operations is as follows. "Other revenues" have been reduced for the interest income on notes receivable transferred and operating expenses have been increased by the rent expense on the property transferred. These reductions in net income are offset in part by the reduction of interest expense on debt transferred, by the reduction of depreciation expense on assets transferred, and by the receipt of an advisory fee from NHR under an advisory agreement. The net effect of these transactions has been to reduce pre-tax net income when compared to periods prior to the transfer.

Effect of the Transfer on Liquidity and Financial Condition--

  Assets transferred to NHR included mortgage notes receivable (total book value of $94.4 million), as well as the real property of 16 long-term health care centers, six assisted living facilities and one retirement center (total book value of $144.6 million) and related liabilities (total book value of $86.4 million). Equity transferred to NHR totaled $152.6 million. Although these physical assets were transferred, the operational revenues and expenses remain, as before, with NHC.

Restructure from Limited Partnership to Corporation--

  Under the Revenue Act of 1987, NHC and certain other similar publicly traded partnerships were permitted to be taxed as partnerships and not as corporations through December 31, 1997. However, NHC became subject to federal income taxes for taxable income generated subsequent to December 31, 1997. In response to the governmentally mandated loss of partnership tax status, the holders of NHC general and limited partnership units approved a plan of restructure whereby, on December 31, 1997, NHC converted from a limited partnership to a corporation. All partnership units outstanding on December 31, 1997 were effectively converted into shares of common stock. The restructure from a limited partnership to a corporation had no effect on the liquidity or financial condition of NHC.

Cash Dividends--

  NHC may pay dividends at the discretion of the Board of Directors; however, at present, NHC does not anticipate paying dividends.


New Accounting Pronouncements--

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in the amounts of certain items, including gains and losses on marketable securities, be shown in the consolidated financial statements. NHC retroactively adopted the provisions of SFAS 130 effective January 1, 1998. NHC has elected to disclose comprehensive income, which includes net income and unrealized gains and losses on marketable securities, in the consolidated statements of shareowners' equity and partners' capital.

  In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. The statement also requires nongovernmental entities to write off any unamortized start-up costs that remain on the balance sheet at the date of adoption. NHC will adopt the provisions of SOP 98-5 effective January 1, 1999. Management does not expect the adoption to have a material impact on NHC's financial position, results of operations or cash flows.

Impact of Inflation--

  Inflation has remained relatively low during the past three years. In addition, historical reimbursement rates under the Medicare and Medicaid programs generally have reflected the underlying increases in health care costs and expenses resulting from inflation. For these reasons, the impact of inflation on profitability has historically not been significant. However, the vast majority of NHC's healthcare centers are required to begin the three-year phase-in of the new Prospective Payment System under the Medicare program effective January 1, 1999. Although rates to be paid during the phase-in will be based on a blend of historical costs for each center and average historical costs for all U.S. skilled nursing facilities, as adjusted for inflation, the rates to be paid are generally expected to be less than the rates paid under the former retrospective payment system. Therefore, there can be no assurance that future rate increases will be sufficient to offset future inflation increases in NHC's labor and other health care service costs.

Health Care Legislation--

  During 1997, the federal government enacted the Balanced Budget Act of 1997 ("BBA"), which requires that skilled nursing facilities transition to a Prospective Payment System ("PPS") under the Medicare program commencing with the first cost reporting period beginning on or after July 1, 1998. Although PPS went into effect for a small portion of NHC's long-term healthcare centers during 1998, PPS will be implemented for the vast majority of NHC's centers beginning January 1, 1999. PPS will significantly change the manner in which NHC's centers are paid for inpatient services provided to Medicare beneficiaries. Under PPS, Medicare will pay NHC's centers a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs. The per diem rate will also cover substantially all items and services furnished during a covered stay for which reimbursement is currently made separately under Medicare. PPS will be phased in over a three-year period. During the phase-in, payments will be based on a blend of each center's specific historical costs and federally-established per diem rates that are based on an average of all U.S. skilled nursing facilities' historical costs.

  NHC has analyzed its center-specific historical costs, reviewed the expected federally-determined rates, and analyzed the current acuity level of Medicare patients in its centers. Based on such review and analyses, NHC has developed plans for each center to deliver care to Medicare patients at a lower cost and in a manner consistent with PPS requirements. These plans include a significant reduction in the number of therapy staff positions and renegotiation at lower rates of supplier contracts for inhalation therapy, pharmacy, x-ray, and medical supplies.

  Although NHC believes that it is positioned to operate effectively under PPS, if NHC is unable to execute the center-specific plans to reduce the cost of care to Medicare patients, PPS could have a material adverse effect on NHC's financial position, results of operations and cash flows.

Litigation--

  As discussed in more detail in Note 15 to the consolidated financial statements, NHC is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act", with the government participating as an intervening plaintiff. The suit alleges that NHC has submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary cost centers" and improper allocation of skilled nursing service hours in four managed centers. NHC is cooperating fully with the government and is aggressively pursuing an amicable settlement. An adverse determination in the lawsuit could subject NHC to repayments which could have a material negative impact on the financial position, results of operations, and cash flows of NHC.

  Also as discussed in more detail in Note 15 to the consolidated financial statements, NHC has settled a lawsuit filed by FCC, an independent Florida corporation for whom NHC manages 16 licensed nursing centers in Florida. Under the terms of the settlement, NHC will purchase, subject to regulatory approval, 2 of the 16 long-term healthcare centers it currently manages for FCC in exchange for all of NHC's rights in deferred contingency fees receivable from FCC and for the assumption of approximately $14.3 million of long-term debt. Additionally, NHC will pay a one-time cash settlement of $15 million. Furthermore, NHC has agreed to pay any adjustments to previously filed Medicare cost reports and routine cost limit exception requests related to these 16 centers and will be entitled to amounts received therefrom. NHC has also assumed certain additional liabilities from FCC, including contingencies related to ongoing litigation with former or current residents of FCC's centers. Under the terms of the settlement, FCC has the right to cancel the management contracts for the remaining 14 centers, which cancellation may occur no earlier than June 30, 1999.

  The loss of the management contract and related revenues from these 14 facilities will have a material negative impact on NHC's results of operations, even after taking into consideration the purchase of 2 of the 16 long-term healthcare centers.

  The two centers to be purchased by NHC are Palm Garden of Pensacola, Florida with 180 beds and Palm Garden of Lake City, Florida with 120 beds. As of December 31, 1998, the purchase of these two centers is still awaiting regulatory approval; consequently, the assets to be purchased, the liabilities to be assumed, and the results of operations of these centers are not included in NHC's consolidated financial statements.

Year 2000 Compliance--

  NHC has evaluated its information technology systems and embedded technology with respect to potential Year 2000 problems. Based upon current information, NHC anticipates successful completion and testing of its own Year 2000 remediation efforts during 1999. NHC does not anticipate any material disruption in its operations as a result of any failure by NHC to be in compliance. However, there can be no guarantee that the Year 2000 will not have a material adverse effect on NHC's operations, financial position or liquidity if NHC's remediation efforts are not successful or completed in a timely manner. NHC is currently developing a contingency plan in the event that it is not able to achieve Year 2000 compliance. This contingency plan is expected to include back-up processes that do not rely on computers, whenever possible.

  Costs incurred to date for NHC's internal Year 2000 remediation efforts have not been material, and NHC does not expect that the cost of future internal actions will be material to its financial condition or results of operations.

  However, NHC also depends upon the proper functioning of information technology systems and embedded technology operated by certain other third parties. These third parties include third party payors such as the Medicare and Medicaid programs, commercial banks and other lenders, and vendors such as providers of food supplies and services, telecommunications and utilities.
NHC currently is gathering information concerning the Year 2000 compliance status of these third parties. If third parties with whom NHC interacts have Year 2000 problems that are not remedied, the following problems could result:
(i) in the case of third party payors - the delayed collection of accounts receivable potentially resulting in liquidity stress; (ii) in the case of banks and other lenders - the disruption of capital flows potentially resulting in liquidity stress; or (iii) in the case of vendors - the disruption of important services upon which NHC depends, such as food services and supplies, telecommunications and electrical power.


                            ITEM 7A
   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

  The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of the Company's cash instruments, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments.

  Approximately $10 million of the Company's notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments.

  Approximately $26.3 million of the Company's notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $260,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments.

  As of December 31, 1998, $30.2 million of the Company's long-term debt and debt serviced by other parties bear interest at fixed interest rates. As of December 31, 1998, all of the Company's $714,000 of convertible subordinated debentures bear interest at a fixed rate. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. The remaining $45.7 million of the Company's long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $275,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments.

  The Company does not currently use any derivative instruments to hedge its interest rate exposure. The Company has not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by the Company's senior officers. Therefore, the Company's exposure related to such derivative instruments is not material to the Company's financial position, results of operations or cash flows.

EQUITY PRICE RISK

  The Company considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of the Company's investments in marketable securities.

                              ITEM 8
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following table sets forth selected quarterly financial data for the two most recent fiscal years.

Selected Quarterly Financial Data

(unaudited, in thousands, except per unit amounts)
                             1st       2nd       3rd       4th
                           Quarter   Quarter   Quarter   Quarter(A)

1998
Net Revenues               $114,097  $110,986  $108,454  $107,677
Net Income                    2,534     2,782     2,901   (14,616)
Basic Earnings Per Unit        .240      .250      .260     (1.33)
Diluted Earnings Per Unit      .240      .250      .260     (1.33)
1997
Net Revenues               $105,863  $106,191  $111,989  $139,434
Net Income                    6,958     7,342     9,377    13,331
Basic Earnings Per Unit        .790      .830     1.060     1.480
Diluted Earnings Per Unit      .690      .720      .910     1.230


  Note A: In the fourth quarter of 1997 net revenues and income were increased by approximately $4,000,000 ($.45 per unit, basic and $.36 per unit, diluted), respectively, due to enhanced retroactive Medicare and Medicaid reimbursement which, if known, would have been reported periodically throughout the year.

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

                             PART III
                             --------

                             ITEM 10
          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


  Directors and Executive Officers: The Company is managed by its Board of Directors, all but one of which were on the Board of Directors of the Company's Managing General Partner when the Company was organized as a public partnership (1986-1997). The Board of Directors is divided into three classes. The Directors hold office until the annual meeting for the year in which their term expires and until their successor is elected and qualified. As each of their terms expire, the successor shall be elected to a three-year term. A director may be removed from office for cause only. Officers serve at the pleasure of the Board of Directors for a term of one year. The following table sets forth the directors and the executive officers and vice presidents of the Company:

                                             Director of
                                Position     Managing              Officer of
                                with the     General               Managing
                                Company      Partner or  Current   General
                                or Managing  Company's   Term as   Partner or
                                General      Predecessor Director  Predecessor
Name                       Age  Partner      Since       Expires   Since
W. Andrew Adams            53   Chairman of
                                the Board/     1994(CEO)   1999      1973
                                President      1974(Pres.)
J. K. Twilla               72   Director       1972        2001       ---
Olin O. Williams           68   Director       1971        2000       ---
Ernest G. Burgess, III     59   Director       1992        1999      1975
Robert G. Adams            52   S. Vice
                                President/
                                Director       1993        2000      1985
Lawrence C. Tucker         56   Director       1998        2001       ---
Richard F. LaRoche, Jr.    53   Sr. Vice President/
                                Secretary and
                                General Counsel  --         --       1974
Charlotte Swafford         50   Treasurer        --         --       1985
Donald K. Daniel           52   Vice President/
                                Controller       --         --       1977
Julia W. Powell            49   Vice President/
                                Patient Services --         --       1985
Joanne G. Batey            54   Vice President/
                                HomeCare         --         --       1989
D. Gerald Coggin           47   Vice President/
                                Government and
                                Rehabilitative   --         --       1994
David L. Lassiter          44   Vice President/
                                Corporate
                                Affairs          --         --       1995
Steven A. Strawn           41   Vice President/
                                Operations       --         --       1995
Kenneth D. DenBesten       46   Vice President/
                                Finance          --         --       1992

     Drs. Twilla and Williams were physicians in private practice in Tennessee for more than 25 years each and are now retired. Dr. Williams serves as Chairman of the Board of the Bank of Murfreesboro, Murfreesboro, Tennessee and both are Directors of National Health Realty, Inc.

     Mr. W. Andrew Adams has been President since 1974 and Chairman of the Board since 1994. He currently serves on the Multi-facility Committee of the American Health Care Association. He has an M.B.A. degree from Middle Tennessee State University. Mr. Adams serves on the Board of Trust of David Lipscomb University, Nashville, Tennessee, is President and Chairman of the Board of Directors of National Health Investors, Inc., and National Health Realty, Inc. and serves on the Board of SunTrust Bank in Nashville, Tennessee.

     Mr. Robert Adams (Senior Vice President, Chief Operating Officer and Director) has served both as an Administrator and a Regional Vice President holding the last position from 1977 to 1985. He has a B.S. degree from Middle Tennessee State University. He serves as Chief Operations Officer for the Company. He is on the Board of Directors of National Health Realty, Inc. Mr. Robert Adams and Mr. W. Andrew Adams are brothers.

     Mr. Burgess (Director) is retired Senior Vice President of NHC. He has an M.S. degree from the University of Tennessee. He is on the Board of Directors of National Health Realty, Inc.

     Mr. Tucker (Director) has been with Brown Brothers Harriman & Co. ("BBH&Co."), a private banking company, for 32 years and became a General Partner in January 1979. Mr. Tucker currently serves as a member of the Steering Committee of BBH&Co. He is responsible for the corporate finance activities of BBH&Co., including management of the 1818 Funds, private equity investing partnerships with committed capital exceeding $1.5 billion. Mr. Tucker is a director of MCI WorldCom, Inc., Riverwood International Corporation, VAALCO Energy, Inc., and the MCI WorldCom Investment Fund. Mr. Tucker has a B.S. degree from Georgia Institute of Technology and an MBA from the Wharton School of the University of Pennsylvania.

     Mr. LaRoche (Senior Vice President) has been Senior Vice President since 1985, Secretary since 1974 and General Counsel since 1971. He has a law degree from Vanderbilt University and an A.B. degree from Dartmouth College. His responsibilities include legal affairs, acquisitions and finance. Mr. LaRoche also serves as a director, Vice President and Secretary of National Health Investors, Inc. and as Vice President and Secretary of National Health Realty, Inc.

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

     Outside directors receive $2,500 per meeting attended. In addition, outside directors receive a stock option to purchase 10,000 shares of NHC common stock at a purchase price equal to the closing price of the Corporation Shares at the closing price on the date of the Corporation's annual meeting. There were three Board meetings during 1998 and no Board member missed a meeting.

                            ITEM 11
                     EXECUTIVE COMPENSATION

Introduction:

     The Board of Directors have elected to continue unchanged the Company's prior compensation and bonus plans. Their goals in executive compensation and compensation at all levels within the Company are derived from the following priorities: First, to encourage the achievement of the highest levels of quality in its fields of endeavor; and second, to provide the strongest incentive possible in order to average, over a five year period, a 20% return on shareholder's equity. With these goals in mind, the Company's executive compensation program is based on employee performance rewarded as follows:
(1) the achievement of a return on investment for shareholders; (2) returns generated from stock performance based incentive plans; and (3) from base salary. The following text and tables describe the various components of this plan as were attained and applied during 1998.


Total Compensation:

     Table I sets forth certain information concerning the total compensation paid by the administrative general partner and reimbursed to it by the Company for the year ended December 31, 1998 to the three executive officers of the Company.


Option Plans:

     At the 1994 Annual Meeting, the 1994 Option Plan was adopted and approved. A total of 1,200,000 units were reserved for issuance upon exercise of options to be granted by the Board of Directors.

     No options were granted to key employees during 1998, however, pursuant to the Plan, non employee directors each receive an option to purchase 10,000 shares on the date of the Annual Meeting and for the closing share price that day. 30,000 units were granted to the three non-employee Directors at $39.88 per share on March 31, 1998.

     At December 31, 1998, an option to purchase 5,000 units at $24.88 per share is outstanding to one director, options to purchase 15,000 shares are outstanding at $30.750 per share to three directors and options to purchase 30,000 shares are outstanding at $39.88 per share to three directors.

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

     The 1997 Stock Option Plan allows for options to purchase in the aggregate up to 1,000,000 shares of NHC common stock to be granted by the Board of Directors. The Board of Directors may, in its discretion grant incentive stock options ("ISO's"), non-qualified stock options or stock appreciation rights ("SAR's").

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

     Table II shows as to the three executive officers: (i) the number of shares as to which options have been granted from January 1, 1997 through December 31, 1998 under the 1994 Option Plan; (ii) the percentage of all shares granted represented by these individuals (iii) the option exercise price per share and the expiration date; and (iv) the potential realizable value of these options assuming both a five percent and ten percent share price appreciation over the next four years.

     Table III identifies for the same three person group all options exercised during 1998, the value realized upon exercise, and the unrealized value of the balance of options outstanding.

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

                                                 TABLE I
                                     NATIONAL HEALTHCARE CORPORATION
                                        SUMMARY COMPENSATION TABLE
                                                1998-1996
                                                  Long Term Compensation
                                             -------------------------------------
                 Annual Compensation<F1>                              Awards         Payouts
----------------------------------------------------------   -------------------------------------- ----
     (a)            (b)   (c)         (d)     (e)            (f)           (g)       (h)            (I)
                                              Other annual   Restricted     Options/  LTIP      All Other
                    Year Salary    Bonus      Compensation   Stock Awards   SARS      Payouts   Compen.
Name and Principal       ($)       ($)<F4>    ($)<F2>        ($)            (#)<F3>    ($)      ($)
Position
------------------  ---- ------    --------   ------------   ------------   --------  -------   ---------
W. Andrew Adams
President & CEO     1998 109,478    <F5>         4,714           -0-          -0-         -0-      -0-
                    1997 126,806   1,786,842    26,115           -0-          -0-         -0-      -0-
                    1996 129,757   1,850,026     8,147           -0-          -0-         -0-      -0-

Robert G. Adams     1998 140,779   <F5>          9,889           -0-          -0-         -0-      -0-
Senior VP & COO     1997 140,553     882,626     3,817           -0-          -0-         -0-      -0-
                    1996 140,279   1,238,857     8,269           -0-          -0-         -0-      -0-

Richard F.
  LaRoche, Jr.      1998 126,588   <F5>         18,034           -0-          -0-         -0-      -0-
Sr. VP & Secretary  1997 135,159   1,086,355    14,904           -0-          -0-         -0-      -0-
                    1996 135,784   1,012,096    18,823           -0-          -0-         -0-      -0-

<F1> Compensation deferred at the election of an executive has been included in salary columns (c) and (d).
<F2> Includes (a) life insurance benefit, (b) 401-K matching contribution,
     (c) nonqualified deferred compensation matching contribution,
     (d) ESOP contribution.
<F3> These officers also received stock options from National Health
     Investors, Inc. in 1993, 1995, and 1997 which are disclosed in that Company's Form 10-K. No other Restricted Stock Awards,
     Options/SARs, or LTIP Payouts were given in 1996, 1997, or 1998.
<F4> These officers also received bonuses from National Health
     Investors, Inc. and National Health Realty, Inc. which are disclosed in those Company's Form 10-K or proxy statements.
<F5> No bonus has been declared or paid for 1998.

                                                 TABLE II
                                     NATIONAL HEALTHCARE CORPORATION
                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            December 31, 1998
                                                       Potential Realizable
                                                       Value at Assumed Annual
                                                       Rates of Unit Price Ap-
                                                       presciation for Option
                                                       Term <F2>
-------------------------------------------------------------------------------------------
    (a)                  (b)            (c)          (d)             (e)      (f)      (g)
                                   % of Total
                                   Options/SARs
                                   Granted to     Exercise
                    Options/SARs   Employees in   or Base        Expiration
Executive Officers  Granted(#)<F1> Fiscal Year    Price($/Sh)    Date         5%($)  10%($)
------------------  -------------  ------------   -----------    ----------   -----  -----
W. Andrew Adams
President & CEO         -0-            -0-            -0-            -0-       -0-    -0-

Robert G. Adams
Senior VP               -0-            -0-            -0-            -0-       -0-    -0-

Richard F. LaRoche, Jr.
Senior VP               -0-            -0-            -0-            -0-       -0-    -0-

<F1> No options were awarded during 1998 to Executive Officers.
<F2> Based on remaining option term (if any) and annual compounding.

                                                TABLE III
                                     NATIONAL HEALTHCARE CORPORATION
                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND FY-END OPTION/SAR VALUES
                                            December 31, 1998
                                                             Number of Unexer-  Value of Unexercised
                                                             cised Options/     In-the-Money Options/
                                                             SARs at FY-End(#)  SARs at FY-End($)
                                                             -----------------  ------------------
                         Shares acquired    Value            Exercisable/       Exercisable/
Executive Officers       on Exercise (#)    Realized($)<F1>  Unexercisable      Unexercisable
-----------------------  ---------------    ---------------  -------------      -------------
W. Andrew Adams
President & CEO                 -0-               -0-             -0-                  -0-

Robert G. Adams
Senior VP                       -0-               -0-             -0-                  -0-

Richard F. LaRoche, Jr.
Senior VP                       -0-               -0-             -0-                  -0-

<F1> Market value of underlying securities at exercise date, minus the exercise or base price.

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

     On January 20, 1988, National formed a Leveraged Employee Stock Purchase Plan (Leveraged ESOP). During 1988, the Leveraged ESOP borrowed, in two separate transactions, $88.5 million from four commercial banks, the proceeds of which were used to purchase additional stock from National. National, in turn, purchased eight (8) health care centers from the Company and contracted with the Company to manage these centers for a 20-year period. National also loaned $8.5 million to City Center, Ltd. to construct a 15-story office building in Murfreesboro, Tennessee, approximately 67% of which is occupied by the Company. In late 1988, National entered into a Loan Agreement with the Company and advanced $50,000,000 to the Company to be used by the Company to pay off its existing $30,000,000 revolving line of credit, with the balance to be used for acquisition, development and general working capital needs. In September of 1988, the original ESOP was merged into the Leveraged ESOP so that as of December 31, 1998, the employees still participated in only one qualified plan. On December 28, 1990, the Leveraged ESOP borrowed $50,000,000 from three commercial lenders, the proceeds of which were used as an equity contribution to National, which in turn loaned said proceeds to the Company at 8.48% fixed rate of interest. The proceeds were used for acquisition and new construction.

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

     The amounts contributed to the ESOP in 1998 and allocated to the Company's executive officers are included in Table I, and total $12,475.


Employee Stock Purchase Plan:

     The Company has established its Employee Stock Purchase Plan for employees. Pursuant to the Plan, eligible employees may purchase Company common stock through payroll deductions at the lesser of the closing asked price of the common stock as reported on the American Stock Exchange on the first trading or the last trading day of each year. At the end of each year, funds accumulated in the employee's account will be used to purchase the maximum number of shares at the above price. The Company makes no contribution to the purchase price. 61,600 shares were issued pursuant to the Plan in January, 1999, with all payroll deductions being made in 1998.

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

     Only Mr. LaRoche and Mr. Robert Adams of the Company's executive officers participated in this Plan during 1998 and if there had been a positive spread between the purchase price and the then fair market price for these individuals it would have been included in Table I.


1975 Performance Bonus Plan:

     In 1975, the Company implemented a Performance Bonus Plan which was reaffirmed and readopted by the shareholders in 1994. This plan provides for the Chairman of the Board to allocate, with the approval of the non-employee directors, the bonus at the end of each fiscal year. The total amount available for bonuses under the plan is 20% of the Company's net income (without regard to NHI lease payments or Advisory fee income) after a 20% return on partners' equity as determined at the beginning of that fiscal year.


401(K) Plan:

     The Company and its affiliates offer a 401(K) Plan for all employees who are over 18 years of age. The Board of Directors has authorized a matching contribution to be made for 50% of contributions with contributions being matched up to 2.5% of quarterly gross wages. No employee may contribute more than 15% of wages to the Plan, and employees who earn more than $66,000 were limited to a contribution of no more than $3,500. These matching funds will be used to purchase Company stock on the open market, which shares will vest in the employees account only after the employee has achieved five years of vesting service. A total of $1,471,655 was contributed to the Plan as matching contributions for 1998.

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

     The following tables show, as to each executive officer whose indebtedness exceeded $60,000, the largest aggregate amount of such indebtedness since December 31, 1996 and the present outstanding balance.

                                                          Financing Plan
                                                  Largest          Balance out-
                                                  Aggregate        standing as of
                                                  Indebtedness     12/31/98
W. Andrew Adams               Pres. & CEO         $ 4,101,131      $1,641,920
Robert G. Adams               Sr. VP & Dir.         2,426,309       1,206,950
Richard F. LaRoche, Jr.       Sr. VP & Sec.         2,418,076       1,181,200
Ernest G. Burgess             Director              1,309,368         802,030
J. K. Twilla                  Director                169,750             ---
Lawrence C. Tucker            Director                    ---             ---
Olin O. Williams              Director                679,462         369,000
All Executive Officers                             ----------       ---------
& Directors as a Group (7)                        $11,104,096      $5,201,100

Obligations to repay the Financing Plan loans are an asset of the Company, but are not reflected as increasing shareholder equity until paid.



                             ITEM 12
                  SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information as to the number of shares of the Company beneficially owned as of December 31, 1998 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to own beneficially 5% or more of the outstanding shares (11,316,898 as of December 31, 1998), (b) by each director, and (c) by all executive officers and directors of the Company as a group. Members of management of the Company listed below are all members of management and/or the Board of Directors, but they disclaim that they are acting as a "group" and the table below is not reflective of them acting as a group:

     Names and Addresses          Number of Units<F1>   Percentage of
     of Beneficial Owner          Beneficially Owned    Total Units
W. Andrew Adams, President &
Chief Executive Officer                 1,067,064           9.40%
801 Mooreland Lane
Murfreesboro, TN  37128

Dr. J.K. Twilla, Director                  83,392            .87%
525 Golf Club Lane
Smithville, TN   37166

Dr. Olin O. Williams, Director            109,645           1.15%
2007 Riverview Drive
Murfreesboro, TN   37129

Robert G. Adams, Director, Sr. V.P.       440,592           4.52%
and Chief Operating Officer
2217 Tomahawk Trace
Murfreesboro, TN  37129

Ernest G. Burgess, Director               189,320           1.98%
2239 Shannon Drive
Murfreesboro, TN  37129

Richard F. LaRoche, Jr., Sr. V.P.         377,440           3.30%
2103 Shannon Drive
Murfreesboro, TN  37130

National Health Corporation             1,238,924          10.90%
P.O. Box 1398
Murfreesboro, TN   37133

Lawrence C. Tucker, Director              700,155<F2>       6.20%
1818 Fund, II
59 Wall Street
New York NY 10005

Nicholas Fund, Inc. and                 1,688,184          14.90%
Albert O. Nichols
700 North Water Street
Milwaukee, WI 53202

All Executive Officers,
  Directors                             2,967,608          26.20%
  as a Group

<F1> Assumes exercise of stock options and convertible subordinated debentures outstanding.  See "Option Plans".
<F2> Mr. Tucker, as a general partner of the 1818 Fund II, is attributed the ownership of the 1818 Fund II shares, but does not claim beneficial ownership thereof. Otherwise, all shares are owned beneficially with sole voting and investment power. Included in the amounts above are 15,000 shares to Mr. Burgess, 10,000 shares to Mr. Tucker, 200,000 shares to Dr. Twilla, and 15,000 shares to Dr. Williams, of which all may be acquired upon exercise of stock options granted under the Company's 1994 Stock Option Plan and 1997 Stock Option Plan.

                             ITEM 13
          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

National Health Corporation ("National")

     In January, 1988, NHC sold the assets of eight health care centers (1,121 licensed beds) to National for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5% per annum. NHC has agreed to manage the centers under a 20-year management contract for management fees comparable to those in the industry. NHC has a receivable from National for management fees of approximately $3.3 million at December 31, 1998. As of December 31, 1998, National had borrowed $2,062,000 from NHC to finance the construction of additions at two health care centers. These notes are unsecured, mature in 2008 and require monthly principal and interest payments, with interest at the prime rate.

     In January, 1988, NHC obtained long-term financing of $8.5 million from National for its new headquarters building. The note requires quarterly principal and interest payments with interest at 9%. At December 31, 1998, the outstanding balance was approximately $4.6 million. The building is owned by a separate partnership of which NHC is the general partner and the other building tenants are limited partners. NHC has guaranteed the debt service of the building partnership. In addition, NHC's bank credit facility and the senior secured notes were financed through National and National's ESOP.
NHC's interest costs, financing expenses and principal payments are equal to those incurred by National. In October 1991, NHC borrowed $10.0 million from National. This term note requires quarterly interest payments at 8.5% with the entire principal due at maturity in 2008.

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

b)   Reports on Form 8-K: Filed October 30, 1998.

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

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE





To National HealthCare Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of National HealthCare Corporation (formerly National HealthCare L.P.) included in Item 14 of this Form 10-K, and have issued our report thereon dated February 3, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule included in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not otherwise a required part of the basic consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




ARTHUR ANDERSEN LLP




Nashville, Tennessee
February 3, 1999

                       NATIONAL HEALTHCARE CORPORATION
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                (in thousands)


Column A            Column B          Column C           Column D       Column E
                                      Additions
                    Balance-   Charged to   Charged                     Balance
                    Beginning  Costs and    to other                    -End of
Description         of Period  Expenses     Accounts     Deductions<F1> Period
-----------         ---------  ---------    --------     -------------  ------
For the year ended
     December 31,
     1996 - Allowance
     for doubtful
     accounts        $4,441     $1,654   $   ---            $1,356       $4,739

For the year ended
     December 31,
     1997 - Allowance
     for doubtful
     accounts        $4,739     $1,688   $   ---            $  949       $5,478

For the year ended
     December 31,
     1998 - Allowance
     for doubtful
     accounts        $5,478     $4,619   $   ---            $2,137       $7,960


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

Date: March 23, 1999

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


/s/ W. Andrew Adams                     /s/ Olin O. Williams
W. Andrew Adams, President              Olin O. Williams, M.D., Director
Executive and Financial
Officer


/s/ Robert G. Adams                     /s/ J. K. Twilla
Robert G. Adams, Senior Vice            J.K. Twilla, M.D., Director
President, Director



/s/ Ernest G. Burgess                   /s/ Donald K. Daniel
Ernest G. Burgess, Director             Donald K. Daniel, Vice President
                                        and Principal Accounting Officer


/s/ Lawrence C. Tucker
Lawrence C. Tucker, Director

                NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
             FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1998
                                  EXHIBIT INDEX

Exhibit
   No.    Description                        Page No. or Location
-------   -----------                        --------------------
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

   10.11  Employee Stock
             Purchase Plan                   Specifically incorporated
                                             by reference to Exhibit A
                                             attached to Form S-4, )Proxy
                                             Statement-Prospectus), amended,
                                             Registration No. 333-37185,
                                             (December 5, 1997)

   10.12  1997 Stock Option Plan             Incorporated by reference
                                             from 1997 Proxy Statement/
                                             Prospectus filed on
                                             December 5, 1997

   12     Statements Re:  Computation
          of Ratios                          Page 57

   13     Report of Independent Public
          Accountants                        Exhibit 13 beginning
          Consolidated Statements of Income  on Page 58
          Consolidated Balance Sheets
          Consolidated Statements of Cash Flows
          Consolidated Statements of Partners'
             Capital
          Notes to Consolidated Financial
             Statements

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

  23      Consent of Independent             Page 85
          Public Accountants

  27      Financial Data Schedule (for SEC purposes only)

                             EXHIBIT 12
                    STATEMENT RE:  COMPUTATION OF RATIOS
              AS REQUIRED BY ITEM 601(b)(12) OF REGULATION S-K
                      NATIONAL HEALTHCARE CORPORATION

                                             December 31
                        1998          1997     1996          1995        1994
Current Assets        $119,811     $125,293  $ 80,094      $ 89,440   $ 97,506
Current Liabilities   $ 92,784     $ 80,795  $ 72,803      $ 59,047   $ 55,038
 Current Ratio            1.29         1.55      1.10          1.51       1.78

Long-Term Debt and Debt
  Serviced by Other
  Parties             $ 72,202     $ 76,903  $157,535      $141,642   $194,007
  Equity              $ 50,315     $ 37,736  $128,537      $108,899   $101,006

Long-Term Debt and Debt
  Serviced by Other
  Parties to Equity       1.43         2.04      1.23          1.30       1.92

Net Income (Loss)     $ (6,399)    $ 37,008  $ 29,286      $ 21,115   $ 15,853
Average Equity        $ 44,026     $159,457  $118,718      $104,953   $ 96,766

Return on Average
Equity                  (14.6%)       23.2%     24.7%         20.1%      16.4%

Total Liabilities     $177,575     $183,627  $260,037      $231,501   $279,847
Partners' Capital and
  Deferred Income     $ 72,113     $ 55,434  $144,703      $123,990   $116,286

Total Liabilities to
  Partners' Capital/Share-
  owners' Equity and
  and Deferred Income     2.46         3.31       1.8           1.9        2.4

                            EXHIBIT 13

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page

Report of Independent Public Accountants                          59

Consolidated Statements of Income                                 60

Consolidated Balance Sheets                                      61-62

Consolidated Statements of Cash Flows                            63-64

Consolidated Statements of Shareowners' Equity
    and Partners' Capital                                         65

Notes to Consolidated Financial Statements                       66-84

To National HealthCare Corporation:

     We have audited the accompanying consolidated balance sheets of National HealthCare Corporation (a Delaware corporation and formerly National HealthCare L.P.) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareowners' equity and partners' capital, and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of National HealthCare Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National HealthCare Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP



Nashville, Tennessee
February 3, 1999

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share and unit amounts)
Year Ended December 31                      1998        1997        1996
Revenues:
  Net patient revenues                   $ 404,259   $ 410,963  $  341,818
  Other revenues                            36,955      52,514      44,448
     Net revenues                          441,214     463,477     386,266

Costs and Expenses:
  Salaries, wages and benefits             243,348     258,325     209,645
  Other operating                          117,627     111,707      98,195
  Litigation settlement and
     other charges                          28,084         ---         ---
  Rent                                      46,052      26,396      24,753
  Depreciation and amortization             11,786      16,819      13,634
  Interest                                   4,401      13,013      10,753
     Total costs and expenses              451,298     426,260     356,980

Income (Loss) Before Income Taxes          (10,084)     37,217      29,286

Income Tax Provision (Benefit)              (3,685)        209         ---

Net Income (Loss)                        $  (6,399)  $  37,008  $   29,286

Earnings (Loss) Per Share/Unit:
  Basic                                  $    (.58)  $    4.17  $     3.48
  Diluted                                     (.58)       3.58        2.97

Weighted Average Shares/Units Outstanding:
  Basic                                 11,117,402   8,874,627   8,421,523
  Diluted                               11,117,402  10,838,567  10,496,407


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share amounts)
December 31                                                   1998      1997
                                                              ----      ----
Assets

  Current Assets:
  Cash and cash equivalents                                 $ 12,630  $ 17,205
  Cash held by trustees                                        3,871     3,834
  Marketable securities                                       23,207    19,579
  Accounts receivable, less allowance for
           doubtful accounts of $7,960 and
           $5,478, respectively                               54,197    71,564
  Notes receivable                                            18,182     6,992
  Inventory, at lower of cost (first-in,
           first-out method) or market                         4,207     3,948
  Deferred income taxes                                        2,644     1,618
  Prepaid expenses and other assets                              873       553
           Total current assets                              119,811   125,293

  Property, Equipment and Assets Under Arrangement
    With Other Parties:
  Property and equipment, at cost                            136,247   113,477
  Accumulated depreciation and amortization                  (50,498)  (41,171)
  Assets under arrangement with other parties, net             4,120     4,853
           Net property, equipment and assets
             under arrangement with other parties             89,869    77,159

  Other Assets:
  Bond reserve funds, mortgage replacement
           reserves and other deposits                           668       506
  Unamortized financing costs, net                               777     1,278
  Notes receivable                                             5,999    11,044
  Notes receivable from National                              12,078    12,028
  Deferred income taxes                                       12,374     2,922
  Minority equity investments and other                        8,112     8,831
           Total other assets                                 40,008    36,609
           Total assets                                     $249,688  $239,061







The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share amounts)
December 31                                                   1998      1997
Liabilities and Shareowners' Equity

  Current Liabilities:
  Current portion of long-term debt                          $ 3,779   $ 2,682
  Trade accounts payable                                      16,317    12,810
  Accrued payroll                                             23,846    38,123
  Distributions payable                                          ---     5,388
  Amount due to third party payors                            33,599     6,789
  Accrued interest                                               235       596
  Other current liabilities                                   14,965    14,407
           Total current liabilities                          92,741    80,795

  Long-Term Debt, Less Current Portion                        56,311    60,227
  Debt Serviced by Other Parties, Less Current Portion        15,891    16,676
  Other Noncurrent Liabilities                                11,248     6,014
  Minority Interests in Consolidated Subsidiaries                670       763
  Subordinated Convertible Notes                                 714    19,152
  Deferred Income                                             21,798    17,698
  Commitments, Contingencies and Guarantees

  Shareowners' Equity:
  Preferred stock, $.01 par value;
                10,000,000 shares authorized;
       none issued or outstanding                                ---       ---
  Common stock, $.01 par value;
       30,000,000 shares authorized;
       11,378,558 and 10,103,172 shares,
           respectively, issued and outstanding                  114       101
  Capital in excess of par value, less notes receivable       52,838    33,248
  Retained earnings                                           (6,399)       --
  Unrealized gains on marketable securities                    3,762     4,387
           Total shareowners' equity                          50,315    37,736
           Total liabilities and shareowners' equity        $249,688  $239,061











The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
Year Ended December 31                                 1998      1997     1996
                                                       ----      ----     ----
Cash Flows From Operating Activities:
      Net income (loss)                              $ (6,399) $ 37,008 $ 29,286
      Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation                                   11,328    15,665   12,453
        Provision for doubtful accounts receivable      3,642     1,688    1,654
        Amortization of intangibles and deferred charges1,232       598    1,083
        Amortization of deferred income                  (413)   (1,334)    (295)
        Equity in earnings of unconsolidated investments (197)     (201)    (313)
        Distributions from unconsolidated investments
           and other                                      157       160      210
        Deferred income taxes                         (10,478)   (4,540)     ---
        Changes in assets and liabilities:
          (Increase) decrease in accounts receivable    4,127   (22,350)  (5,271)
          Increase in inventory                          (259)     (376)    (497)
          (Increase) decrease in prepaid expenses and
            other assets                                 (320)      389      (89)
          Increase in trade accounts payable            3,507       975    5,693
          Increase (decrease) in accrued payroll      (14,277)    9,160    5,087
          Increase (decrease) in amounts due to
            third party payors                         26,810    (6,346)   3,335
          Increase (decrease) in accrued interest        (272)      116   (1,321)
          Increase in other liabilities                 5,792    10,626      946
          Increase in entrance fee deposits             4,513       ---                ---
            Net cash provided by operating activities  28,493    41,238   51,961
Cash Flows From Investing Activities:
      Additions to and acquisitions of property and
        equipment, net                                (24,038)  (43,707) (69,970)
      Investments in notes receivable                 (31,639)  (38,436) (20,170)
      Collections of notes receivable                  35,042    23,807   38,862
      (Increase) decrease in minority equity investments
        and other                                          18    (2,827)    (441)
      (Increase) decrease in marketable
        securities, net                                (4,253)      605  (14,628)
      Sales of investments                                ---       ---    1,900
            Net cash used in investing activities     (24,870)  (60,558) (64,447)
Cash Flows From Financing Activities:
      Proceeds from debt issuance                         922    45,319   29,183
      Proceeds from issuance of subordinated
         convertible notes                                ---    20,000      ---
      Increase in cash held by trustees                   (37)   (1,560)    (553)
      Decrease in minority interests in consolidated
        subsidiaries                                      (93)      (28)     (21)
      Issuance of common shares/partnership units       1,018     2,344    1,378
      Collections of receivables from exercise
        of options                                         68    17,375    3,522
      (Increase) decrease in bond reserve funds, mortgage
        replacement reserves and other deposits          (162)     (365)   1,648
      Payments on debt                                 (4,526)  (27,141)  (8,138)
      Cash distributions to partners                   (5,388)  (21,021) (17,466)
      Increase in financing costs                         ---      (279)     (21)
            Net cash provided by (used in) financing
              activities                               (8,198)   34,644    9,532
Net Increase (Decrease) In Cash and Cash Equivalents   (4,575)   15,324   (2,954)
Cash and Cash Equivalents, Beginning of Period         17,205     1,881    4,835
Cash and Cash Equivalents, End of Period             $ 12,630  $ 17,205  $ 1,881

Year Ended December 31                                 1998      1997     1996
(in thousands, except share and unit amounts)

Supplemental Information:
Cash payments for interest expense                   $  4,673  $ 12,918 $ 12,074

During 1998, 1997 and 1996, $18,438, $29,756
and $1,092, respectively, of subordinated con-
vertible notes were converted into 1,212,504, 1,197,119
and 71,810 of NHC's partnership units and common stock
      Subordinated convertible notes                 $(18,438) $(29,756)$ (1,092)
      Financing costs                                      10       131      ---
      Accrued interest                                    (89)      320      ---
      Common stock                                         12       ---      ---
      Partners' capital and shareowners' equity        18,505    29,305    1,092

During 1998, NHC invested in a note receivable
in exchange for NHC's rights to accounts
receivable
      Accounts receivable                            $  9,598  $    --- $    ---
      Notes receivable                                 (9,598)      ---      ---

During 1997 and 1996, NHC was released from
its liability on debt serviced by other parties
by the respective lenders
  Debt serviced by other parties                     $    ---  $(15,569)$ (5,136)
  Assets under arrangement with other parties             ---    15,569    5,136

At December 31, 1997, NHC transferred certain assets,
related liabilities and equity to National Health
Realty, Inc., a real estate investment trust
      Net book value of assets transferred           $    ---  $239,054 $    ---
      Mortgage notes payable transferred                  ---   (86,414)     ---
      Equity transferred                                  ---  (152,640)     ---
















The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Shareowners' Equity and Partners' Capital
(in thousands, except share and unit amounts)
                                                                           Unrealized                       Total Share-
                                         Receivables   Capital in          Gains                            owners' Equity
                    Common Stock/Units   from Sale     Excess of Retained  (Losses) on  General   Limited   and Partners'
                    Shares/Units  Amount of Units      Par Value Earnings  Securities   Partners  Partners  Capital
                    ------------  ------ -----------   --------- --------  -----------  --------  --------  ------------
Balance at 12/31/95   8,353,114   $  ---  $(26,196)    $   ---   $    ---   $  345      $ 1,290   $133,460  $108,899
     Net income             ---      ---       ---         ---        ---      ---          293     28,993    29,286
     Unrealized gains on
        securities          ---      ---       ---         ---        ---    1,826          ---        ---     1,826
     Total comprehensive income                                                                               31,112
     Collection of
       receivables          ---      ---     3,522         ---        ---      ---          ---        ---     3,522
     Units sold          43,035      ---       ---         ---        ---      ---          ---      1,378     1,378
     Units issued in conversion of
     convertible notes to
     partnership units   71,810      ---       ---         ---        ---      ---          ---      1,092     1,092
     Cash distributions declared
       ($2.08 per unit)     ---      ---       ---         ---        ---      ---         (175)   (17,291)  (17,466)

Balance at 12/31/96   8,467,959      ---   (22,674)        ---        ---    2,171        1,408    147,632   128,537
     Net income             ---      ---       ---         ---        ---      ---          370     36,638    37,008
     Unrealized gains on
        securities          ---      ---       ---         ---        ---    2,216          ---        ---     2,216
     Total comprehensive income                                                                               39,224
     Collection of
        receivables         ---      ---    17,375         ---        ---      ---          ---        ---    17,375
     Units sold         438,094      ---   (11,576)        ---        ---      ---          ---     13,920     2,344
     Units issued in conversion of
      convertible notes to part-
      nership units   1,197,119      ---       ---         ---        ---      ---          ---     29,305    29,305
     Equity transferred to National
      Health Realty, Inc.   ---      ---       ---         ---        ---      ---       (1,514)  (151,126) (152,640)
     Cash distributions declared
       ($3.00 per unit)     ---      ---       ---         ---        ---      ---         (264)   (26,145)  (26,409)
                     10,103,172      ---   (16,875)        ---        ---    4,387          ---     50,224    37,736
     Effect of reorganization from
     limited partnership to
     corporation            ---      101       ---      50,123        ---      ---          ---    (50,224)      ---

Balance at 12/31/97  10,103,172      101   (16,875)     50,123        ---    4,387          ---        ---    37,736
     Net loss               ---      ---       ---         ---     (6,399)     ---          ---        ---    (6,399)
     Unrealized losses on
     securities (net of
     tax of $418)           ---      ---       ---         ---        ---     (625)         ---        ---      (625)
     Total comprehensive loss                                                                                 (7,024)
     Collection of
        receivables         ---      ---        68         ---        ---      ---          ---        ---        68
     Shares sold         62,882        1       ---       1,017        ---      ---          ---        ---     1,018
     Shares issued in conversion
      of convertible notes to
      common shares   1,212,504       12       ---      18,505        ---      ---          ---        ---    18,517
Balance at 12/31/98  11,378,558   $  114  $(16,807   ) $69,645   $ (6,399)  $3,762      $   ---   $    ---  $ 50,315

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies:

Presentation--

     The consolidated financial statements include the accounts of National HealthCare Corporation and its subsidiaries ("NHC" or the "Company" and formerly National HealthCare L.P.). All material intercompany balances, profits, and transactions have been eliminated in consolidation, and minority interests are reflected in consolidation. Investments in entities in which NHC lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Investments in entities in which NHC lacks the ability to exercise significant influence are included in the consolidated financial statements at the cost of NHC's investment or, if applicable, at fair value. Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation.

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

Health Care Revenues--

     NHC's principal business is operating and managing long-term health care centers, including the provision of routine and ancillary services. Approximately 60% of NHC's net revenues in 1998, 56% in 1997 and 60% in 1996 are from participation in Medicare and Medicaid programs. Amounts paid under these programs are generally based on a facility's allowable costs or a fixed rate subject to program cost ceilings. Revenues are recorded at standard billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid and other contractual programs. These allowances and discounts were $114,275,000, $99,273,000 and $110,795,000 for 1998, 1997 and
1996, respectively. Amounts earned under the Medicare, Medicaid and other governmental programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. NHC generally expects final determinations to occur two to three years subsequent to the year in which amounts are earned. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized. NHC has submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. NHC has received approval on certain requests, and others are pending approval. NHC will record revenues associated with the approved requests when such approvals, including cost report audits, are assured.

Provision for Doubtful Accounts--

     Provisions for estimated uncollectible accounts and notes receivable are included in other operating expenses.

Property, Equipment and Assets Under Arrangement with Other Parties--

     NHC uses the straight-line method of depreciation over the expected useful lives of property and equipment estimated as follows: buildings and improvements, 20-40 years; equipment and furniture, 3-15 years; and properties under arrangement with other parties, 10-20 years. The provision for depreciation includes the amortization of properties under capital leases and properties under arrangement with National Health Investors, Inc. ("NHI").

     Expenditures for repairs and maintenance are charged against income as incurred. Betterments are capitalized. NHC removes the costs and related allowances from the accounts for properties sold or retired, and any resulting gains or losses are included in income. NHC includes interest costs incurred during construction periods in the cost of buildings ($1,344,000 in 1998 and $1,277,000 in 1997).

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

Intangible Assets--

     Any excess of cost over net assets of companies purchased is amortized generally over 20 years using the straight-line method. Deferred financing costs are amortized principally by the interest method over the terms of the related loans.

Income Taxes--

     During 1997 and 1996, NHC was a publicly traded limited partnership. Accordingly, NHC was not a taxable entity and the earnings of NHC were taxable to the individual partners. Effective December 31, 1997, NHC became a taxable corporate entity. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective December 31, 1997, NHC began recognizing deferred income taxes for the consequences of temporary differences by applying enacted statutory tax rates for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

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

Accounts receivable consist primarily of amounts due from patients (funded approximately 81% through Medicare, Medicaid, and other contractual programs and approximately 19% through private payors) in the states of Alabama, Florida, Georgia, Kentucky, Missouri, South Carolina, Tennessee, and Virginia and from other health care companies for management services. NHC performs continual credit evaluations of its clients and maintains allowances for doubtful accounts on these accounts receivable. Marketable securities are held primarily in accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities and to secured notes receivable from officers, directors and supervisory employees as discussed in Notes 10 and 14. NHC also has notes receivable from National Health Corporation as discussed in Note 5.

     NHC's financial instruments, principally its notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. NHC obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. NHC evaluates the need to provide for reserves for potential losses on its financial instruments based on management's periodic review of its portfolio on an instrument by instrument basis. See Notes 10 and 14 for additional information on the notes receivable.

Cash and Cash Equivalents--

     Cash equivalents include highly liquid investments with an original maturity of less than three months.

New Accounting Pronouncements--

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in the amounts of certain items, including gains and losses on marketable securities, be shown in the consolidated financial statements. NHC retroactively adopted the provisions of SFAS 130 effective January 1, 1998. NHC has elected to disclose comprehensive income, which includes net income and unrealized gains and losses on marketable securities, in the consolidated statements of shareowners' equity and partners' capital.

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. The statement also requires nongovernmental entities to write off any unamortized start-up costs that remain on the balance sheet at the date of adoption. NHC will adopt the provisions of SOP 98-5 effective January 1, 1999. Management does not expect the adoption to have a material impact on NHC's financial position, results of operations or cash flows.

Note 2 - Restructure from Limited Partnership to Corporation:

     Under the Revenue Act of 1987, NHC and certain other similar publicly traded partnerships were permitted to be taxed as partnerships and not as corporations through December 31, 1997. However, NHC became subject to federal income taxes for taxable income generated subsequent to December 31, 1997. In response to the governmentally mandated loss of partnership tax status, the holders of NHC general and limited partnership units approved a plan of restructure whereby, on December 31, 1997, NHC converted from a limited partnership to a corporation. All partnership units outstanding on December 31,1997 were effectively converted into shares of common stock. The restructure from a limited partnership to a corporation had no effect on the liquidity or financial condition of NHC.


Note 3 - Relationship with National Health Realty, Inc.:

Transfer of Assets--

     On December 31, 1997, NHC transferred certain assets including mortgage notes receivable (total book value of $94,439,000), the real property of 16 long-term health care centers, six assisted living facilities and one retirement center (total book value of $144,615,000) and related liabilities (total book value of $86,414,000) to National Health Realty, Inc. ("NHR"), a publicly traded Maryland corporation qualified as a real estate investment trust ("REIT") under federal laws, and NHR/OP, L.P. (the "Operating Partnership"). NHR/OP, L.P. is a Delaware limited partnership which is the operating entity of NHR. In exchange for the assets transferred, NHC received 8,237,423 shares of common stock of NHR, which was all of the outstanding common stock of NHR. NHC distributed the common stock of NHR to NHC's unitholders at the rate of one share for each unit outstanding on the record date December 31, 1997. In order to protect the REIT status of NHR, certain NHC unitholders received 1,310,194 units of the Operating Partnership rather than NHR shares.

     NHR was incorporated on September 26, 1997 as a wholly-owned subsidiary of NHC for the purpose of consummating the transactions described herein. The distribution of NHR's common stock to NHC unitholders effectively separated NHC and NHR into two independent public companies, although the Boards of Directors are identical save for one additional member on NHC's Board.

Leases--

     Concurrent with NHC's conveyance of the real property to NHR, NHC leased from NHR each of the 23 facilities. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. NHC accounts for the leases as operating leases.

     During the initial term and each renewal term, NHC is obligated to pay NHR annual base rent on all 23 facilities of $15,485,000. In addition to base rent, in each year after 1999, NHC must pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each facility in such later year exceed the gross revenues of such facility in 1999. Each lease with NHR is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets.

     NHC has a right of first refusal with NHR to purchase any of the properties transferred from NHC should NHR receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

     At December 31, 1998, the approximate future minimum base rent commitments to be paid by NHC on non-cancelable operating leases with NHR are as follows:

                         1999                $15,485,000
                         2000                 15,485,000
                         2001                 15,485,000
                         2002                 15,485,000
                         2003                 15,485,000
                         Thereafter           61,940,000

Advisory Agreement--

     Effective December 31, 1997, NHC entered into an Advisory Agreement with NHR whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHR's Board of Directors.

     Either party may terminate the Advisory Agreement on 90 days notice at any time after January 1, 2000. NHR may terminate the Advisory Agreement for cause at any time.

     For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC. During 1998, NHC's compensation under the Advisory Agreement was $471,000.

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

Tax Treatment of the Transfer--

     The transfer of assets was treated as a nontaxable exchange under
Section 351 of the Internal Revenue Code of 1986, as amended. For federal income tax purposes, no gain or loss was recognized by NHC or by its unitholders upon the transfer of assets to NHR or upon the distribution of the shares of NHR. The tax basis of shares of NHR received by NHC unitholders in the distribution was $16.54 per share before a number of special tax adjustments related to the price paid for NHC units and the length of time such units were held. The tax basis in each share of NHR could not exceed the overall basis in NHC units.

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

     The unaudited pro forma results are as follows:
     (in thousands, except per unit amounts)
                                           (unaudited)
               Net revenues                  $454,647
               Total costs and expenses       429,248
               Net income                    $ 25,399

               Earnings per unit
                    Basic                    $   2.86
                    Diluted                  $   2.51


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

     In addition to base rent and debt service rent, in each year after 1992, NHC must pay percentage rent to NHI equal to 3% of the amount by which gross revenues of each facility in such later year exceed the gross revenues of such facility in 1992. Percentage rent for 1998 and 1997 was approximately $2,521,000 and $2,294,000, respectively.

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

     Base rent expense to NHI was $15,238,000 in 1998, 1997 and 1996. Non-obligated debt service rent to NHI was $5,338,000 in 1998 and $5,430,000 in 1997. At December 31, 1998, the approximate future minimum base rent, non-obligated debt service rent, and obligated debt service rent commitments to be paid by NHC on non-cancelable operating leases with NHI during the initial term are as follows:

                         1999           $29,297,000
                         2000            29,290,000
                         2001            29,313,000
                         2002                   ---
                         2003                   ---
                    Thereafter                  ---

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

     For its services under the Advisory Agreement, NHC's annual compensation is calculated to be $3,310,000, $3,101,000, and $3,100,000 in 1998, 1997 and
1996, respectively. However, the payment of such annual compensation is conditional upon NHI having sufficient funds from operations to pay annual dividends of $2.00 per share and upon NHI paying such dividends. NHI met this condition in 1998, 1997 and 1996.

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

Release from Debt Serviced by Other Parties--

     In 1997 and 1996, NHI prepaid or NHC was released from its obligation on transferred debt in the amounts of $15,569,000 and $5,136,000, respectively. Since NHC is no longer obligated on this transferred debt, debt serviced by other parties and assets under arrangement with other parties were reduced by $15,569,000 and $5,136,000 in 1997 and 1996, respectively. The leases with NHI provide that NHC shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which NHC has been released.


Note 5 - Relationship With National Health Corporation:

Sale of Health Care Centers--

     During 1988, NHC sold the assets (inventory, property and equipment) of eight health care centers (1,121 licensed beds) to National Health Corporation ("National"), the administrative general partner of NHC at the time of the sale, for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5%. NHC has agreed to manage the centers under a 20-year management contract for management fees comparable to those in the industry. With the prior consent of NHC, National sold one center to an unrelated third party in 1997; thus, NHC now manages seven centers for National. NHC has a receivable from National for management fees of approximately $3,255,000 and $4,512,000 at December 31, 1998 and 1997,
respectively.

     NHC's basis in the assets sold was approximately $24,255,000. The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period.

     As of December 31, 1998, National had borrowed $2,062,000 from NHC to finance the construction of additions at two health care centers. The notes require monthly principal and interest payments. The interest rate is equal to the prime rate, and the notes mature in 2008.

Financing Activities--

     During 1988, NHC obtained long-term financing of $8,500,000 for its new headquarters building from National through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust (the "ESOP"). The note requires quarterly principal and interest payments with interest at 9%. At December 31, 1998 and 1997, the outstanding balance on the note was approximately $4,581,000 and $5,078,000, respectively. The building is owned by a separate partnership of which NHC is the general partner and building tenants are limited partners. NHC has guaranteed the debt service of the building partnership.

     In addition, NHC's $13,273,000 bank credit facility and the $7,751,000 senior secured notes described in Note 11 were financed through National and the ESOP. NHC's interest costs, financing expenses and principal payments are equal to those incurred by National. During 1991, NHC borrowed $10,000,000 from National. The term note payable requires quarterly interest payments at 8.5%. The entire principal is due at maturity in 2008.

Payroll and Related Services--

     The personnel conducting the business of NHC are employees of National, which provides payroll services, provides employee fringe benefits, and maintains certain liability insurance. NHC pays to National all the costs of personnel employed for the benefit of NHC, as well as an administrative fee ($2,121,000 in 1998) equal to 1% of payroll costs. National maintains and makes contributions to its ESOP for the benefit of eligible employees.


Note 6 - Other Revenues:

     Revenues from management services include management fees, interest income on notes receivable, and revenues from other services provided to managed long-term care centers. "Other" revenues include non-health care related earnings.

(in thousands)
Year Ended December 31               1998      1997     1996
                                     ----      ----     ----
Revenues from managed services     $24,522   $38,339   $32,363
Guarantee fees                         581       628       693
Advisory fees from NHI and NHR       3,781     3,101     3,100
Dividends and other realized
  gains on securities                1,498     1,728       932
Equity in earnings of unconsolidated
  investments                          197       201       313
Interest income                      3,900     4,333     4,386
Other                                2,476     4,184     2,661
                                    ------    ------    ------
                                   $36,955   $52,514   $44,448

Note 7 - Earnings Per Share/Unit:

     In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). NHC adopted the provisions of SFAS 128 during the fourth quarter of 1997 and has restated earnings per unit for 1996.

     Basic earnings per share/unit is based on the weighted average number of common shares/units outstanding during the year.

     Diluted earnings per share/unit assumes the conversion of the subordinated convertible notes and the exercise of options using the treasury stock method. Net income is increased for interest expense on the subordinated convertible notes. The calculation of diluted earnings per share/unit for 1998 excludes the effect of the subordinated convertible notes and options because treatment of the notes and options as if converted in a net loss period would have had an anti-dilutive effect.

     The following table summarizes the earnings and the average number of common shares/units used in the calculation of basic and diluted earnings per share/unit:

(dollars in thousands, except per share/unit amounts)

Year Ended December 31                      1998          1997      1996
Basic:
  Weighted average common
      shares/units                  11,117,402     8,874,627       8,421,523
  Net income (loss)                $    (6,399)   $   37,008     $    29,286
  Earnings (loss) per common
          share/unit, basic        $      (.58)   $     4.17     $      3.48

Diluted:
  Weighted average common
      shares/units                  11,117,402     8,874,627       8,421,523
  Options                                  ---         5,565         148,685
  Subordinated convertible notes           ---     1,958,375       1,926,199
  Assumed average common shares/units
    outstanding                     11,117,402    10,838,567      10,496,407

  Net income (loss)                $    (6,399)   $    37,008    $    29,286
  Interest expense on subordinated
    convertible notes                      ---          1,809          1,850
  Net income (loss) assuming con-
    version of subordinated con-
    vertible notes                 $    (6,399)   $    38,817    $    31,136

  Earnings (loss) per common
    share/unit, diluted            $      (.58)   $      3.58    $      2.97

Note 8 - Investments in Marketable Securities:

     NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in shareowners' equity in accordance with SFAS 115.

     Marketable securities consist of the following:

          (in thousands)
          December 31                           1998                1997
                                        -----------------   -----------------
                                                   Fair                Fair
                                          Cost     Value      Cost     Value
                                        -------   -------   -------   -------
          Marketable equity securities  $15,300   $18,644   $15,192   $19,579
          U.S. government securities      1,109     1,109       ---       ---
          Corporate bonds                 3,454     3,454       ---       ---
                                        $19,863   $23,207   $15,192   $19,579

     The amortized cost and estimated fair value of marketable securities classified as available for sale, by contractual maturity are as follows:

          (in thousands)
          December 31                    1998                1997
                                             Fair                Fair
                                     Cost    Value      Cost     Value
                                   -------  -------    -------   -------
          Maturities:
          1 to 5 years             $ 3,689  $ 3,689    $   ---   $   ---
          6 to 10 years                874      874        ---       ---
          Other securities without
             stated maturity        15,300   18,644     15,192    19,579
                                   -------  -------    -------   -------
                                   $19,863  $23,207    $15,192   $19,579

     Proceeds from the sale of investments in debt and equity securities during the years ended December 31, 1998 and 1997 were $220,000 and $854,000, respectively. Gross investment losses of $13,000 were realized on these sales during the year ended December 31, 1998. Gross investment gains of $249,000 were realized on these sales during the year ended December 31, 1997.
Realized gains and losses from securities sales are determined on the specific identification of the securities.

Note 9 - Property, Equipment and Assets Under Arrangement with Other Parties:

     Property and equipment, at cost, consist of the following:
(in thousands)

December 31                               1998           1997
                                        --------       --------
Land                                    $  9,697       $  3,404
Buildings and improvements                43,437         38,173
Furniture and equipment                   74,655         67,235
Construction in progress                   8,458          4,665
                                        --------       --------
                                        $136,247       $113,477

     Assets under arrangement with other parties, net of accumulated depreciation, consist of the following:

(in thousands)
December 31                               1998           1997
                                        -------        --------
Land                                    $   517        $    556
Buildings and improvements                3,385           4,012
Fixed equipment                             218             285
                                        $ 4,120        $  4,853

Note 10 - Notes Receivable:

     Notes receivable generally consist of loans and accrued interest to managed health care centers and retirement centers for construction costs, development costs incurred during construction and working capital during initial operating periods. The notes generally require monthly payments with maturities beginning in 1999 through 2003. Interest on the notes is generally at prime plus 2%. The collateral for the notes consists of first and second mortgages, certificates of need, personal guarantees and stock pledges.


Note 11 - Long-Term Debt, Debt Serviced by Other Parties and Lease
Commitments:

Long-Term Debt and Debt Serviced by Other Parties--

     Long-term debt and debt serviced by other parties consist of the following:

                              Weighted Average    Final      Debt Serviced by          Long-Term
                               Interest Rate    Maturities     Other Parties               Debt
(in thousands)                ----------------  ----------   ----------------       ---------------
December 31                                                   1998        1997       1998      1997
Bank credit facility, interest
  payable periodically, principal variable,
  due at maturity                    6.3%         2000       $   ---     $    ---   $ 20,000  $ 20,000
Bank credit facility, principal
  and interest payable            variable,
  quarterly                          5.6          2009           ---          ---     13,273    14,085
Senior secured notes, principal
  and interest payable semi-
  annually                           8.4          2005           ---          ---      7,751     9,383
Notes and other obligations,
  principal and interest payable
  periodically                       7.1       1999-2019       4,238        4,333      8,261     8,461
First mortgage revenue bonds,
  principal payable periodically, variable,
  interest payable monthly           5.3       2000-2010      12,458       13,323        ---       ---
Unsecured term note payable to
  National, interest payable quarterly,
  principal payable at maturity      8.5          2008           ---          ---     10,000    10,000
                                                              16,696       17,656     59,285    61,929
Less current portion                                            (805)        (980)    (2,974)   (1,702)
                                                             $15,891     $ 16,676   $ 56,311  $ 60,227

     The $13,273,000 bank credit facility and the $7,751,000 senior secured notes were borrowed through National. NHC granted certain credits and interest rate concessions related to its management fees from National in obtaining these loans.

     To obtain the consent of various lenders to the transfer of assets, NHI guaranteed certain NHC debt which was not transferred to NHI. A default by NHI under its obligations would default the debt or guarantees of NHC.

     The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 1998 are as follows:

                      Long-Term       Debt Serviced
                        Debt         By Other Parties     Total
                    -----------      ----------------  -----------
     1999           $ 2,974,000         $ 805,000      $ 3,779,000
     2000            22,272,000           960,000       23,232,000
     2001             2,374,000           868,000        3,242,000
     2002             2,474,000           905,000        3,379,000
     2003             2,608,000           983,000        3,591,000

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

Lease Commitments--

     Operating expenses for the years ended December 31, 1998, 1997, and 1996 include expenses for leased premises and equipment under operating leases of $46,052,000, $26,396,000, and $24,753,000, respectively. See Notes 3 and 4 for the approximate future minimum rent commitments on non-cancelable operating leases with NHR and NHI.

Construction and Financing Commitments--

     NHC is committed to spend approximately $1,213,000 in 1999 for ongoing construction contracts. NHC's cash on hand, marketable securities, short-term notes receivable, operating cash flow and, as needed, its borrowing capacity are expected to be adequate to fund these commitments.


Note 12 - Subordinated Convertible Notes:

Notes--

     At December 31, 1998, $714,000 of 6% subordinated convertible notes (the "notes") remain outstanding. Interest is payable quarterly, and the notes mature July 1, 2000. The notes are convertible at the option of the holder at any time into shares of NHC at a price of $15.2063 per share, subject to adjustment for certain changes in the number of shares outstanding. The notes are convertible into NHC shares and also into an equal number of NHR shares. The notes may be redeemed at the option of NHC at any time. During 1998, $18,438,000 of the notes were converted into 1,212,504 shares. NHC has reserved an additional 46,954 shares of stock for conversion of the notes.

1997 Debentures--

     On October 15, 1997 NHC issued $20,000,000 of 5.75% senior convertible subordinated debentures (the "1997 debentures") due June 30, 2004. At December 31, 1997, all of the 1997 debentures were converted into common shares of NHC at a conversion price of $36.00 per share. NHC issued 555,555 shares of common stock for the 1997 debenture conversions.


Note 13 - Income Taxes:

     The provision (benefit) for income taxes is comprised of the following components:

Year Ended December 31                1998           1997
                                      ----           ----
     Taxes Payable                       (in thousands)
       Federal                     $  5,578       $ 4,736
       State                            797            13
                                      6,375         4,749
     Deferred Tax Benefit
       Federal                       (8,802)       (3,859)
       State                         (1,258)         (681)
                                    (10,060)       (4,540)
         Income Tax Provision
            (Benefit)              $ (3,685)      $   209

     The deferred tax assets and liabilities, at the respective income tax rates, are as follows:

December 31                                1998           1997
                                             (in thousands)
     Current deferred tax asset:
       Allowance for doubtful accounts
         receivable                     $  2,552       $  1,766
       Accrued liabilities                 1,583          1,689
                                           4,135          3,455
     Current deferred tax liability:
       Unrealized gains on marketable
         securities                       (1,337)        (1,755)
       Other                                (154)           (82)
                                          (1,491)        (1,837)
        Net current deferred tax asset  $  2,644       $  1,618

     Noncurrent deferred tax asset:
       Financial reporting depreciation
         in excess of tax depreciation  $    870       $    ---
       Deferred gain on sale of assets     5,510          5,588
       Deferred guarantee fees             1,146          1,146
       Unearned insurance premium income     ---            369
       Net operating loss carryforwards    4,095            ---
       Other                                 753            244
                                          12,374          7,347

     Noncurrent deferred tax liability:
       Tax depreciation in excess
          of financial reporting
          depreciation             $    ---       $ (4,386)
       Other                            ---            (39)
                                        ---         (4,425)
       Net noncurrent deferred
          tax asset                $ 12,374       $  2,922

     The provision for income taxes is different than the amount computed using the applicable statutory federal and state income tax rate as follows for the year ended December 31, 1998:

     Tax benefit at statutory rates     $ (4,034)
     Amortization of goodwill                135
     Other permanent differences             214
          Effective tax benefit         $ (3,685)

     Effective December 31, 1997, NHC recorded a deferred tax benefit related to the establishment of net deferred tax assets and liabilities in connection with its reorganization from a partnership to a corporation. During 1998 and 1997, NHC also recorded a current tax provision related to taxable income of corporate subsidiaries and other contingencies.

     As NHC was not a taxable entity as of or for the year ended December 31, 1996, no provisions or benefits for income taxes or deferred tax assets and liabilities were recorded.


Note 14 - Stock Option Plan:

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

                                        Number of     Weighted Average
                                        Shares/Units  Exercise Price
                                        ------------  --------------
Options outstanding December 31, 1995        377,500        $30.56
Options granted                               15,000         38.63
Options exercised                              2,500         11.25

Options outstanding December 31, 1996        390,000         30.99
Options granted                               20,000         46.25
Options exercised                            376,000         31.13
Options expired                                9,000         21.67

Options outstanding December 31, 1997         25,000         40.05
Options granted                               30,000         39.88
Options exercised                              5,000         38.63

Options outstanding December 31, 1998         50,000        $40.25

     At December 31, 1998, all options outstanding are exercisable. Exercise prices on the exercisable options range from $24.88 to $46.13. The weighted average remaining contractual life of options outstanding at December 31, 1998 is 3.6 years.

     Additionally, NHC has an employee stock purchase plan which allows employees to purchase shares of stock of NHC through payroll deductions. The plan allows employees to terminate participation at any time.

     NHC has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, no compensation cost has been recognized in the consolidated statements of income for NHC's stock-based compensation plans. Management believes that any compensation cost attributable to stock-based compensation plans is immaterial.

     In connection with the exercise of certain stock options, NHC has received interest-bearing (ranging from 5% to 6.25%), full recourse notes in the amount of $16,807,000 at December 31, 1998. The notes are secured by shares of NHC, shares of NHR, or shares of NHI having a fair market value of not less than 150% of the amount of the note. The principal balances of the notes are reflected as a reduction of shareowners' equity in the consolidated financial statements.


Note 15 - Contingencies and Guarantees:

Litigation--

     In March 1996, Florida Convalescent Centers, Inc. ("FCC"), an independent Florida corporation for whom NHC manages 16 licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. NHC responded by denying that FCC had that right. FCC then filed a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting that the court interpret the parties' rights under their contractual arrangements, and naming NHC and its then general partners as defendants.

     Since the suit was filed, FCC amended its complaint four times, each amendment asserting new reasons why NHC's management agreements should be terminated.

     After lengthy pretrial proceedings, a jury was impaneled on October 28, 1998, but before opening arguments, the parties settled the litigation as follows:

     Under the terms of the settlement, NHC will purchase, subject to regulatory approval, two of the 16 long-term health care centers it currently manages for FCC in exchange for all of NHC's rights in deferred contingency fees receivable from FCC and for the assumption of approximately $14.3 million of long term debt. Additionally, NHC will pay a one-time cash settlement of $15 million. Furthermore, NHC has agreed to pay any adjustments to previously filed Medicare cost reports and routine cost limit exception requests related to these 16 centers and will be entitled to amounts received therefrom. NHC has also assumed certain additional liabilities from FCC, including contingencies related to ongoing litigation with former or current residents of FCC's centers. Under the terms of the settlement, FCC has the right to cancel the management contracts for the remaining 14 centers, which cancellation may occur no earlier than June 30, 1999.

     The loss of the management contract and related revenues from these 14 facilities will have a material negative impact on NHC's results of operations, even after taking into consideration the purchase of two of the 16 long-term health care centers.

     The two centers to be purchased by NHC are Palm Garden of Pensacola, Florida with 180 beds and Palm Garden of Lake City, Florida with 120 beds. As of December 31, 1998, the purchase of these two centers is still awaiting regulatory approval; consequently, the assets to be purchased, the liabilities to be assumed and the results of operations of these centers are not included in NHC's consolidated financial statements.

     NHC is also a defendant in a lawsuit styled Braeuning, et al vs.
National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997, and service of process occurred on July 8, 1997, with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District Court to the Tampa, Florida, District Court. NHC has filed its answer denying the allegations. The suit alleges that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleges that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act". NHC has denied all allegations and believes the facts will vindicate its position. The individual plaintiff Braeuning has amended the suit to allege that he was "retaliatorily discharged" from his position due to the filing of the suit.
In a March 13, 1998 order denying Braeuning's Motion for Summary Judgment on this issue, the court stated, "that the defendants have submitted a legitimate non-retaliatory reason for firing Mr. Braeuning that casts significant doubt
on Mr. Braeuning's likelihood of success on the merits."   The individual
plaintiff and defendant have currently agreed to stay any proceedings on this allegation while NHC finalizes its internal review.

     In regard to the initial allegations contained in the lawsuit, NHC believes that the cost report information of its centers has been either appropriately filed or, upon amendment, will reflect adjustments only for the correction of unintentional misallocations. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. NHC's self audit process has been approved by the plaintiffs and NHC has retained a nationally recognized accounting firm to review the self audit process. It is anticipated that all cost report years in question will be reviewed prior to there being further action in this matter at the judicial level. The cost report periods under review include periods from 1991 through 1996, plus the 1997 reports as they were initially filed.

     Adjustments to the reimbursable costs claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company. Under the terms of NHC's settlement with FCC as discussed previously, NHC has agreed to accept any adjustments to previously filed Medicare cost reports and routine cost limit exception requests related to the 16 FCC centers. Negative adjustments to other managed centers would reduce NHC's management fee (6% of net revenue), while adjustments to owned or leased centers would directly impact the Company's consolidated financial statements. NHC intends to continue it's revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC will continue to fully cooperate with the government in an attempt to determine dollar amounts involved, and will and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the suit. An adverse determination in the lawsuit could subject NHC to settlements which could have a material negative impact on the financial position, results of operations and cash flows of NHC.

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

     Costs associated with the aforementioned litigation have been included in the "litigation settlement and other charges" caption of the 1998 consolidated statement of income. The $28,084,000 includes the $15,000,000 one-time cash settlement related to the FCC lawsuit ($11,000,000 of which has been paid as of December 31, 1998) and an additional $13,084,000 charge for the assumption of liabilities, expected litigation charges and other liabilities.

Health Care Legislation--

     During 1997, the federal government enacted the Balanced Budget Act of 1997 ("BBA"), which requires that skilled nursing facilities transition to a Prospective Payment System ("PPS") under the Medicare program commencing with the first cost reporting period beginning on or after July 1, 1998. Although PPS went into effect for a small portion of NHC's long-term health care centers during 1998, PPS will be implemented for the vast majority of NHC's centers beginning January 1, 1999. PPS will significantly change the manner in which NHC's centers are paid for inpatient services provided to Medicare beneficiaries. Under PPS, Medicare will pay NHC's centers a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs. The per diem rate will also cover substantially all items and services furnished during a covered stay for which reimbursement is currently made separately under Medicare. PPS will be phased in over a three year period. During the phase-in, payments will be based on a blend of each center's specific historical costs and federally-established per diem rates that are based on an average of all U.S. skilled nursing facilities' historical costs.

     NHC has analyzed its center-specific historical costs, reviewed the expected federally-determined rates, and analyzed the current acuity level of Medicare patients in its centers. Based on such review and analyses, NHC has developed plans for each center to deliver care to Medicare patients at a lower cost and in a manner consistent with PPS requirements. These plans include a significant reduction in the number of therapy staff positions and various other cost reduction measures.

     Although NHC believes that it is positioned to operate effectively under PPS, if NHC is unable to execute the center-specific plans to reduce the cost of care to Medicare patients, PPS could have a material adverse effect on NHC's financial position, results of operations and cash flows.

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

     NHC has assumed certain risks related to health insurance and workers' compensation insurance claims of the employees of National and its managed facilities. The liability for reported claims and estimates for incurred but unreported claims of the managed facilities is $9,066,000 and $7,585,000 at December 31, 1998 and December 31, 1997, respectively. The liability is included in other current liabilities in the consolidated balance sheets. NHC remits for the claims with regards to National's employees utilized by NHC on a monthly basis. The amounts are subject to adjustment for actual claims incurred.

Guarantees and Related Events--

     In order to obtain management agreements and to facilitate construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the centers' first mortgage bond debt (principal and interest). For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amount outstanding under the guarantees is approximately $67,919,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 5.0% at December 31, 1998. In management's opinion, these guarantee fees approximate fees that NHC would currently charge to enter into similar guarantees.

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


Note 16 - Disclosures about Fair Value of Financial Instruments:

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

Subordinated convertible notes--

     The fair values are estimated based on quoted market prices and approximate $727,790 and $70,531,000 at December 31, 1998 and December 31, 1997, respectively, as compared to carrying values of $714,000 and $19,152,000 at December 31, 1998 and December 31, 1997, respectively.

                            EXHIBIT 23

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports, included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-61451 and No. 333-61459 filed post-effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement No. 33-9881.




                                 ARTHUR ANDERSEN LLP




Nashville, Tennessee
March 22, 1999