Form 10-Q
period 1999-03-31
NATIONAL HEALTHCARE CORP
filed 1999-05-17
CIK 1047335

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934


For quarter ended   March 31, 1999      Commission file number 333-37185



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

                    Yes   x   No


11,429,694 shares were outstanding as of April 30, 1999.

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 NATIONAL HEALTHCARE CORPORATION

       INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
                                                    Three Months Ended
                                                         March 31
                                                 1999           1998
                                                       (in thousands)
REVENUES:
  Net patient revenues                      $    99,247      $  105,120
  Other revenues                                  8,682           8,977
     Net revenues                               107,929         114,097

COSTS AND EXPENSES:
  Salaries, wages and benefits                   61,561          64,488
  Other operating                                27,248          30,607
  Rent                                           10,968          10,207
  Depreciation and amortization                  2,807            3,091
  Interest                                        1,586           1,590
     Total costs and expenses                   104,170         109,983

Income Before Income Taxes                        3,759           4,114

Income Tax Provision                             (1,522)         (1,580)

NET INCOME                                  $     2,237      $    2,534

EARNINGS PER SHARE:
  Basic                                     $       .20      $      .24
  Diluted                                   $       .20      $      .24

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                     11,412,987       10,585,967
  Diluted                                   11,428,327       10,921,379




The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                     NATIONAL HEALTHCARE CORPORATION

              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS

                                                 March 31    December 31
                                                   1999         1998
                                                      (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $ 11,249      $ 12,630
  Cash held by trustees                             4,829         3,871
  Marketable securities                            20,013        23,207
  Accounts receivable, less allowance for
    doubtful accounts of $8,288 and $7,960         50,150        54,197
  Notes receivable                                 19,241        18,182
  Inventory at lower of cost (first-in,
    first-out method) or market                     4,341         4,207
  Deferred income taxes                             4,739         2,644
  Prepaid expenses and other assets                 2,986           873
  Total current assets                            117,548       119,811

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                  140,929       136,247
  Less accumulated depreciation and
    amortization                                  (52,969)      (50,498)
  Assets under arrangement with other parties       3,977         4,120
  Net property, equipment and assets under
    arrangement with other parties                 91,937        89,869

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                       739           668
  Unamortized financing costs                         801           777
  Notes receivable                                  1,377         5,999
  Notes receivable from National                   12,050        12,078
  Deferred income taxes                            10,455        12,374
  Minority equity investments and other             8,012         8,112
  Total other assets                               33,434        40,008

                                                 $242,919      $249,688


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                     NATIONAL HEALTHCARE CORPORATION

              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                         LIABILITIES AND CAPITAL
                                                 March 31      December 31
                                                   1999           1998
                                                      (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt             $  5,340           $   3,779
  Trade accounts payable                           7,732              16,317
  Accrued payroll                                 16,202              23,846
  Amount due to third-party payors                40,186              33,599
  Accrued interest                                   229                 235
  Other current liabilities                       17,757              14,965
  Total current liabilities                       87,446              92,741

Long-term Debt, less current portion              54,757              56,311
Debt Serviced by Other Parties, less
   Current Portion                                15,460              15,891
Other Noncurrent Liabilities                      10,861              11,248
Minority Interests in Consolidated Subsidiaries      675                 670
Subordinated Convertible Notes                         4                 714
Deferred Income                                   22,322              21,798
Commitments, Contingencies And Guarantees

SHAREOWNERS' EQUITY:
  Preferred stock, $.01 par value;
  10,000,000 shares authorized;
  none issued or outstanding                         ---                ---
  Common stock, $.01 par value;
  30,000,000 shares authorized;
  11,429,694 shares issued and
  outstanding                                        114                114
  Capital in excess of par value,
  less notes receivable                           53,581             52,838
  Retained earnings                               (4,162)            (6,399)
  Unrealized gains on securities                   1,861              3,762
  Total shareowners' equity                       51,394             50,315

                                                $242,919          $ 249,688




The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                       NATIONAL HEALTHCARE CORPORATION
           INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                    Three Months Ended
                                                          March 31
                                                      1999          1998
                                                       (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                           $ 2,237   $  2,534
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                         2,605      2,520
    Provision for doubtful accounts receivable             569        647
    Amortization of intangibles and deferred charges       220        358
    Amortization of deferred income                       (134)      (122)
    Equity in earnings of unconsolidated investments       (59)       (61)
    Distributions from unconsolidated investments            8        ---
    Deferred income taxes                                 (176)      (397)
    Changes in assets and liabilities:
    (Increase) decrease in accounts receivable           3,478        439
    Increase in inventory                                 (134)      (250)
    Increase in prepaid expenses and other assets       (2,113)      (992)
    Increase (decrease) in trade accounts payable       (8,585)       (31)
    Decrease in accrued payroll                         (7,644)    (4,638)
    Increase in amounts due to third party payors        6,587      7,338
    Decrease in accrued interest                            (6)      (224)
    Increase in other current liabilities                2,405      1,339
    Increase in entrance fee deposits                      779        ---
     Net cash provided by operating activities              37      8,460
CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                      (4,712)   (11,127)
  Investment in notes receivable                          (764)    (1,409)
  Collection of notes receivable                         4,355      8,042
  (Increase) decrease in minority equity investments
     and other                                            (127)        89
  Decrease in marketable securities                      1,293        171
  Net cash provided by (used) in investing activities       45     (4,234)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Increase in cash held by trustee                        (958)      (764)
  Decrease in minority interests in subsidiaries           (35)         8
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits                (71)      (100)
  Issuance of partnership units                             72        (50)
  Collection of receivables                                ---         31
  Payments on debt                                        (471)      (460)
  Cash distributions to partners                           ---     (5,388)
  Decrease (increase) in financing costs                   ---        309
  Net cash provided by (used in) financing activities   (1,463)    (6,414)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,381)    (2,188)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          12,630     17,205
CASH AND CASH EQUIVALENTS, END OF PERIOD               $11,249   $ 15,017

Supplemental Information:
  Cash payments for interest expense                   $ 1,592   $  1,814


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                         NATIONAL HEALTHCARE CORPORATION
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31
                                                              1999      1998
                                                               (in thousands)

During the three months ended March 31, 1999 and
  March 31, 1998, $700,000 and $16,948,000, respectively,
  of convertible subordinated debentures were converted
  into 46,690 and 1,114,519 shares of common stock:
     Convertible subordinated debentures                    $   (710)    $(16,948)
     Financing costs                                              47           10
     Accrued interest                                             (8)         (90)
     Common stock                                                ---           11
     Capital in excess of par value                              671       17,017





















The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                                  NATIONAL HEALTHCARE CORPORATION
                 Interim Condensed Consolidated Statements of Shareowners' Equity
                           (in thousands, except share and unit amounts)
                                                                           Unrealized
                                         Receivables                       Gains
                        Common Stock     from Sale     Paid in   Retained  (Losses) on    Total Share-
                      Shares     Amount  of Shares     Capital   Earnings  Securities     Owners' Equity
Balance at 12/31/98 11,378,558 $  114    $(16,807)      $69,645  $ (6,399) $3,762         $ 50,315
 Net income                ---    ---         ---           ---     2,237     ---            2,237
 Unrealized gains on
    securities             ---    ---         ---           ---       ---  (1,901)          (1,901)
 Total Comprehensive Income                                                                    336
 Shares sold             4,446    ---         (12)           84       ---     ---               72
 Shares issued in conversion of
    convertible debentures to
    common shares       46,690    ---         ---           671       ---     ---              671

Balance at 3/31/99  11,429,694    114     (16,819)       70,400    (4,162)  1,861           51,394

Balance at 12/31/97 10,103,172    101     (16,875)       50,123       ---   4,387           37,736
 Net income                ---    ---         ---           ---     2,534     ---            2,534
 Unrealized losses on
    securities             ---    ---         ---           ---       ---    (256)            (256)
 Total Comprehensive Income                                                                  2,278
 Collection of receivables ---    ---          31           ---       ---     ---               31
 Shares purchased       (2,000)   ---         ---           (50)      ---     ---              (50)
 Units issued in conversion of
    convertible debentures to
    common shares    1,114,519     11         ---        17,017       ---     ---           17,028

Balance at 3/31/98  11,215,691 $  112    $(16,844)      $67,090  $  2,534  $4,131         $ 57,023


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999
                           (Unaudited)

Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

     The financial statements of National HealthCare Corporation ("NHC") for the three months ended March 31, 1999 and 1998, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1999. The interim condensed balance sheet at December 31, 1998 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in NHC's Form 10-K for the year ended December 31, 1998.


Note 2 - OTHER REVENUES:

                                             Three Months Ended
                                                  March 31
                                               1999      1998
                                               (in thousands)
          Revenue from managed centers       $ 5,922   $ 5,714
          Guarantee fees                         132       148
          Advisory fee from NHI                  703       828
          Advisory fee from NHR                  118       111
          Earnings on securities                 398       374
          Equity in earnings of
            unconsolidated investments            59        37
          Interest income                        757     1,082
          Other                                  593       683
                                             $ 8,682   $ 8,977

     Revenues from managed centers include management fees and interest income on notes receivable from the managed centers. "Other" revenues include non-health care related earnings.


Note 3 - INVESTMENTS IN MARKETABLE SECURITIES:

     NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in shareowners' equity in accordance with SFAS 115.

     Marketable securities consist of the following as of March 31, 1999:

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999
                           (Unaudited)

                                                             Fair
                                                    Cost     Value
                                                    (in thousands)
               Marketable equity securities       $15,274   $15,501
               U.S. government securities           1,108     1,105
               Corporate bonds                      3,448     3,407
                                                  $19,830   $20,013

          The amortized cost and estimated fair value of marketable securities classified as available for sale, by contractual maturity are as follows as of March 31, 1999:

                                                          Fair
                                                 Cost     Value
               Maturities:                     (in thousands)
               Within 1 year                 $   101   $   101
               1 to 5 years                    3,892     3,856
               6 to 10 years                     563       555
               Other securities without
                  stated maturity             15,274    15,501
                                             $19,830   $20,013

     Proceeds from the sale of investments in debt and equity securities during the three months ended March 31, 1999 were $41,000. Gross investment gains of $10,000 were realized on these sales during the three months ended
March 31, 1999. Realized gains and losses from securities sales are determined on the specific identification of the securities.


Note 4 - GUARANTEES AND CONTINGENCIES:

     In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $62,008,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 4.9% at March 31, 1999.





                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999
                           (Unaudited)


     In April 1999, foreclosure proceedings by a first mortgage lender were commenced against six long-term health care centers in Florida which are managed by NHC and for which NHC has extended its corporate guaranty in the amount of $5.0 million. The centers are owned by Stockbridge Investment
Partners, Inc. and its subsidiary York Hannover Nursing Centers, Inc. (York
Hannover). Events leading to the foreclosure included the violation of the financial covenants contained in the loan first mortgage agreement and the failure to make timely payments of principal and interest.

     NHC has extended working capital loans to York Hannover in the amount of approximately $2.0 million which are secured by a lien on $2.0 million of the accounts receivable of York Hannover. The first mortgage lender who is owed approximately $26.7 million under its loan agreements is collateralized by first mortgages on the six long-term health care centers, the personal guarantee of certain of the owners, accounts receivable above $2.0 million, and by NHC's $5.0 million guaranty.

     Whether NHC will be called upon to make payments under its guaranty, for which NHC has no collateral, depends upon the underlying value of the properties. Depending on the outcome of that valuation which is not currently known, payments by NHC under the guarantee may have a material adverse impact on NHC's earnings and cash flows.


Note 5 - NEW ACCOUNTING PRONOUNCEMENT:

     In April 1998, the American Institute of Certified Public Accountants
("AICPA") issued Statement of Position 98-5 ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. The statement also requires nongovernmental entities to write off any unamortized start-up costs that remain on the balance sheet at the date of adoption. NHC has adopted the provisions of SOP 98-5 effective
January 1, 1999. The adoption did not have a material impact on NHC's financial position or cash flows.


Note 6 - LEGAL PROCEEDINGS:

     In late October, 1998, NHC and Florida Convalescent Centers, Inc.
(FCC)settled previously disclosed litigation which had been ongoing since
1996.


                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999
                           (Unaudited)


     Under the terms of the settlement, NHC will purchase, subject to regulatory approval, two of the 16 FCC long-term health care centers for the assumption of approximately $14.3 million of debt on those two centers. The centers NHC will purchase are Palm Garden of Pensacola, Florida with 180 beds and Palm Garden of Lake City, Florida with 120 beds. Additionally, NHC agreed to pay a one-time cash settlement of $15.0 million ($11.0 million of which has been paid as of March 31, 1999) and agreed to accept any adjustment to previously filed Medicare and routine cost limit exceptions related to all 16 centers and indemnify FCC for any noninsurance covered liability claims.
Finally, FCC has the right to cancel the management contracts for the remaining 14 centers, which cancellation may occur no earlier than June 30, 1999. NHC has been requested to continue to manage the centers, however, through July 30, 1999.

     As of March 31, 1999, the purchase of these two centers was still awaiting regulatory approval. Consequently, the assets to be purchased, and the liabilities to be assumed, and the results of operations of these two centers are not yet included in NHC's consolidated financial statements.

     As disclosed at the time of settlement, the loss of the management contract and related revenues from these 14 facilities will have a material negative impact on NHC's earnings even after taking into consideration the purchase of two of the 16 long-term health care centers.

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





                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999
                           (Unaudited)


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

     In regard to the initial allegations contained in the lawsuit, NHC believes that the cost report information of its centers has been either appropriately filed or, upon amendment, will reflect adjustments only for i) the correction of unintentional misallocations; ii) adjustments where the self audit process has had to use different source documents due to loss or misplacement of the originals and iii) adjustments due to recalculation of Director of Nursing/Assistant Director of Nursing time based upon indirect allocation percentages rather than time studies, as were originally used.
Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A number of amended cost reports have been filed and NHC will continue to schedule and prepare revised cost reports and exception requests. NHC's self audit process has been approved by the plaintiffs and NHC has retained a nationally recognized accounting firm to review the self audit process. It is anticipated that all cost report years in question will be reviewed prior to there being further action in this matter at the judicial level. The cost report periods under review include periods from 1991 through 1996.

     Adjustments to the reimbursable cost claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company. Under the terms of NHC's settlement discussed previously, NHC has agreed to accept any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue), while adjustments to owned or leased centers would impact the Company's financial statements. NHC intends to continue it's revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC will continue to fully cooperate with




                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999
                           (Unaudited)


the government in an attempt to determine dollar amounts involved, and will and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the suit. An adverse determination in the lawsuit could subject NHC to repayments, fines and/or penalties which could have a material negative impact on the financial position, cash flow or results of operations of NHC.

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

     On April 1, 1999, NHC was advised that the insurance carrier covering both NHC and the Florida based six facility nursing home chain managed by NHC
(York Hannover) had settled a professional liability suit filed against one of the six facilities for an amount greatly in excess of the existing policy limits and umbrella coverage. This settlement was made by the insurance carrier without knowledge of or the consent of NHC or the owner of the center in question. The settlement was furthermore greatly in excess of NHC's and the owner's written instructions to the insurance company to accept the plaintiff's counsel's settlement offer proffered during the course of the trial. Unsure as to whether the carrier will seek to assert a claim against NHC and/or the owner or, alternatively, that the carrier might seek to claim that the coverage be divided between the umbrella policy issued for separate calendar years, NHC has filed for declaratory judgment in the Chancery Court of Rutherford County, Tennessee. If the insurance carrier asserts a claim against NHC and is successful in requiring NHC to pay any excess over the covered amount, then such payment may have an adverse impact on NHC's earnings and cash flow.



                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999
                           (Unaudited)


     Due to extremely liberal statutory provisions in the State of Florida as well as an active and specialized plaintiff's bar, the entire long-term care industry has seen a drastic increase in liability claims, reserves, settlements, and judgments over the last several years. As a result, the Company's professional liability insurance premium for its owned and managed centers (45 of which are in Florida) has increased from $1,995,000 in 1998 to $3,200,000 in 1999. Additionally, each center now has a significant per claim deductible, with the deductible being capped in the aggregate for all centers at a total of $2.7 million. Currently the Company, and/or centers and owners for which it manages, is the named defendant for approximately 50 liability actions in the State of Florida. Given the current legal environment in the State of Florida, plus the unapproved and bad faith settlement entered into by the Company's carrier for a case covering claim years 1996 and 1997, the Company believes there is a potential of uninsured liability in excess of insurance coverage, which amount is not quantifiable at the present time. Any judgments or settlements above the Company's specific center and umbrella coverage may have a material adverse impact on NHC's earnings and cash flow.

     There is certain additional litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.


Note 7 - EVENT SUBSEQUENT TO THE BALANCE SHEET DATE

     On April 23, 1999, NHC received approval from the State of Florida to complete the purchase of the two centers being conveyed by FCC to NHC.


Item 2.   Management's Discussion and Analysis of Financial Conditions and
          Results of Operations

Overview

     National HealthCare Corporation (NHC, or the Company) operates or manages 108 long-term health care centers with 14,018 beds in nine states.
NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement centers.


                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999
                           (Unaudited)

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998.

     Results for the three month period ended March 31, 1999 include a 5.4%
decrease compared to the same period in 1998 in net revenues and a 11.7% decrease in net income.

      The decline in revenues for the quarter, which occurred in NHC's first quarter under the federal government's new prospective payment system, reflects the decreased levels of service and changes in payment systems for rehabilitative services, homecare services and nursing home operations.

     The decreased revenues for the quarter were partially offset by the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds by 35 beds from 7,524 beds to 7,559 beds. Also contributing to increased revenues are improved occupancy rates at assisted living centers and at independent living centers.

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, increased 3.6% in 1999 from $5.7 million in 1998 to $5.9 million in 1999. However, these revenues and earnings will decline with the loss of management contracts for the 14 FCC centers as discussed below.

     Total costs and expenses for the 1999 first quarter decreased $5.8 million or 5.3% to $104.2 million from $110.0 million. Salaries, wages and benefits, the largest operating costs of this service company, decreased $2.9 million or 4.5% to $61.6 million from $64.5 million. Other operating expenses decreased $3.4 million or 11.0% to $27.2 million for the 1999 period compared to $30.6 million in the 1998 period. Rent increased $.8 million or 7.5% to $11.0 million from $10.2 million. Depreciation and amortization decreased
9.2% to $2.8 million.  Interest costs remained unchanged at $1.6 million.

     Decreases in salaries, wages and benefits are attributable to decreased staffing levels in therapy and home care services. Also, bonus and benefit programs have been reduced compared to the quarter a year ago. These decreases in costs were offset in part by the increase in staffing levels due to long-term care bed additions and assisted living occupancy improvements and expansions. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

                NATIONAL HEALTHCARE CORPORATION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1999
                          (Unaudited)


     Decreases in operating costs are due primarily to the renegotiation at lower rates of supplier contracts for inhalation therapy, pharmacy, x-ray and medical supplies. These cuts were made in response to the lower rates of reimbursement being received under the phase-in of the Medicare Prospective
Payment System ("PPS"), which began for the majority of NHC centers on January
1, 1999. Operating cost reductions were offset in part due to the increased number of beds in operation and the higher occupancies in assisted living and independent living services. Rent increases are due primarily to additions at existing rental properties.

     The total census at owned and leased centers for the quarter averaged
93.5% compared to an average of 89.1% for the same quarter a year ago.

Liquidity and Capital Resources

     During the first three months of 1999, the Company generated a net
$37,000 from operating activities compared to $8.5 million from operating activities in the same period of the prior year. The decrease in cash generated from operating activities is due primarily to the use of cash to reduce accounts payable and accrued payroll during the first quarter of 1999.
NHC generated during the first quarter $4.4 million from the collection of long-term notes receivable and $1.3 million from the decrease in marketable securities. During the quarter, $4.7 million was used for additions to and acquisitions of property and equipment, $0.8 million for investment in long-term notes receivable and loan participation agreements, $1.0 million to increase cash held by trustees, and $0.5 million for payments on debt.
Cash and cash equivalents decreased $1.4 million during the period.

     At March 31, 1999, the Company's ratio of long-term obligations to convertible debt and capital is 1.4 to 1.

     NHC has also guaranteed approximately $62.0 million of the debt of certain health care centers which NHC manages for others. See Note 4 for discussion of the possibility of up to $5.0 million additional liability as a result of its debt guarantees.

     NHC's current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, its borrowing capacity are expected to be adequate to finance NHC's operating requirements and growth and development plans for 1999 and into 2000.



                 NATIONAL HEALTHCARE CORPORATION

                          March 31, 1999
                           (Unaudited)

New Accounting Pronouncements

     In April 1998, the American Institute of Certified Public Accountants
("AICPA") issued Statement of Position 98-5 ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. The statement also requires nongovernmental entities to write off any unamortized start-up costs that remain on the balance sheet at the date of adoption. NHC has adopted the provisions of SOP 98-5 effective
January 1, 1999. The adoption does not have a material impact on NHC's financial position, results of operations or cash flows.


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


Health Care Legislation

      During 1997, the Federal government enacted the Balanced Budget Act of
1997 ("BBA"), which requires that skilled nursing facilities transition to a Prospective Payment System ("PPS") under the Medicare program commencing with the first cost reporting period beginning on or after July 1, 1998. Although
PPS went into effect for a small portion of NHC's long-term health care centers during 1998, PPS was implemented for the vast majority of NHC's centers beginning January 1, 1999. PPS has significantly changed the manner in which NHC's centers are paid for inpatient services provided to Medicare beneficiaries. Under PPS, Medicare pays NHC's centers a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs. The per diem rate also covers substantially all items and services furnished during a covered stay for which reimbursement was previously made separately under Medicare. PPS is being phased in over a three-year period. During the phase-in, payments are based on a blend of each center's specific historical costs and federally-established per


                 NATIONAL HEALTHCARE CORPORATION

                          March 31, 1999
                           (Unaudited)


diem rates that are based on the average costs of all U.S. skilled nursing facilities. NHC has analyzed its center-specific historical costs, reviewed the expected federally-determined rates, and analyzed the current acuity level of Medicare patients in its centers. Based on such review and analyses, NHC has developed plans for each center to deliver care to Medicare patients at a lower cost and in a manner consistent with PPS requirements. These plans include a significant reduction in the number of therapy staff positions and renegotiation at lower rates of supplier contracts for inhalation therapy, pharmacy, x-ray and medical supplies.

     Although NHC believes that it is positioned to operate effectively under PPS, if NHC is unable to execute the center-specific plans to reduce the cost of care to Medicare patients, PPS could have a material adverse effect on NHC's financial position, results of operations and cash flows.


Litigation

     As discussed in more detail in Note 6 to the financial statements, NHC is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal
False Claims Act, commonly referred to as the "Whistleblower Act", with the government participating as an intervening plaintiff. The suit alleges that NHC has submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary cost centers" and improper allocation of skilled nursing service hours in four managed centers. NHC is cooperating fully with the government and will aggressively pursue an amicable settlement, if such appears necessary at the conclusion of the in-house audit currently underway. Adjustments to the reimbursable cost claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company. Under the terms of NHC's settlement discussed below, NHC has agreed to accept any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue), while adjustments to owned or leased centers would impact the Company's financial statements. An adverse determination in the lawsuit could subject NHC to repayments, fines and/or penalties which could have a material negative impact on the financial position or results of operations of NHC.







                 NATIONAL HEALTHCARE CORPORATION

                          March 31, 1999
                           (Unaudited)

     Also as discussed in more detail in Note 6 to the financial statements, NHC settled, during 1998, a lawsuit filed by Florida Convalescent Centers, Inc. ("FCC"), an independent Florida corporation for whom NHC manages 16 licensed nursing centers in Florida. Under the terms of the settlement, NHC will purchase, subject to regulatory approval, two of the 16 FCC long-term health care centers. Additionally, NHC agreed to pay a one-time cash settlement of $15.0 million, $11.0 million of which has been paid as of March
31, 1999, and agreed to accept any adjustments to previously filed Medicare cost reports and routine cost limit exceptions related to all 16 centers and indemnify FCC for any noninsurance covered liability claims. Finally, FCC has the right to cancel the management contracts for the remaining 14 centers which cancellation may occur no earlier than June 30, 1999. NHC has been requested to continue to manage the centers, however, through July 30, 1999.

     As previously disclosed, the loss of the management contract and related revenues from these 14 facilities will have a material negative impact on NHC's earnings, even after taking into consideration the purchase of two of the 16 long-term health care centers.


Year 2000 Compliance and Related Risks

     The Year 2000 issue generally relates to computer programs that were written using two digits rather than four to define the applicable year. In those programs, the year 2000 may be incorrectly identified as the year 1900, which can result in a system failure or miscalculations causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements or engage in other normal business activities.
The following discussion identifies the actions taken by NHC to assess and address its Year 2000 issues.

State of Readiness--

     NHC has formed an internal task force and developed a detailed plan to address its Year 2000 issues, and is utilizing its internal resources to assess, remediate and test its systems. NHC's plan includes an inventory and review of all core applications systems, networks, desktop systems, infrastructure and critical supply chains. NHC's Year 2000 readiness plan is focused on addressing Year 2000 readiness in the following five categories:
(1) mainframe computer operations, critical applications and related networks,
(2) personal computer hardware and software, (3) other internal equipment such as infusion pumps, phone systems, monitoring devices and smoke/fire alarms which rely on microchips or telecommunications, (4) third party payors, and
(5) other third party vendors utilized by NHC's healthcare centers such as financial institutions, electrical providers, and food services suppliers.

                NATIONAL HEALTHCARE CORPORATION

                         March 31, 1999
                          (Unaudited)


     For each of the above categories, NHC will perform or has performed the phases of assessment, remediation and testing of the applicable hardware, software or equipment, as applicable. NHC has completed the assessment phase for category 1 and is currently in the remediation phase of making applicable modifications to the application programs found to be non-compliant. NHC has historically developed the majority of its application programs internally.
All internally developed systems have been assessed and inventoried and plans have been made to modify or replace them if necessary, in order to make them
Year 2000 compliant. Purchased applications are either being modified, replaced or upgraded. Most critical applications, whether internally developed or purchased externally, have been tested and are already Year 2000 compliant. All server hardware, dumb terminals and printers have been assessed, repaired as necessary and tested and are now Year 2000 compliant.
It is expected that the remediation and testing phases related to category 1 will be completed by October 1, 1999.

     NHC is currently in the assessment phase for categories 2 through 5.
For personal computer software vendors, NHC is aware of the packages that will not be Year 2000 compliant and is currently in the process of assessing the types of packages utilized by each NHC personal computer. NHC has also requested all personal computer software vendors, medical equipment manufacturers, third party governmental payors, fiscal intermediaries and other third party vendors (financial institutions, electrical providers, etc.)
utilized by its healthcare centers to disclose their current Year 2000 readiness and their plan for achieving Year 2000 readiness. Responses have been received from most vendors and third parties. For those vendors and third parties that have not yet responded, NHC is in the process of sending out additional requests. Although most third party vendors have indicated that they are currently Year 2000 compliant or expect to be compliant prior to January 1, 2000, there can be no assurance that such third parties will achieve Year 2000 compliance by January 1, 2000. NHC is also in the process of conducting an examination of the embedded chip technology utilized in the various medical devices, telecommunications equipment, heating and air conditioning systems, smoke/fire alarms and lighting systems at each of its healthcare centers. It is expected that the assessment of categories 2, 3, and 5 will be completed by October 1, 1999 with remediation and testing to be completed by December 31, 1999.

     With respect to category 4 (third party payors), the largest sources of NHC's revenues are state and federal governments through the Medicaid and Medicare programs. NHC is reimbursed under these programs through fiscal intermediaries. The Health Care Financing Administration ("HCFA"), the government agency that administers the Medicare program, had previously publicly stated that it would be Year 2000 compliant by


                 NATIONAL HEALTHCARE CORPORATION

                          March 31, 1999
                           (Unaudited)


December 31, 1998. HCFA announced that it required all fiscal intermediaries to be Year 200 compliant by December 31, 1998 and that it expected state
Medicaid agencies to be Year 2000 compliant by March 31, 1999. While HCFA has made no public announcement as to whether the fiscal intermediaries and state
Medicaid agencies have met this schedule, recent reports by the General
Accounting Office report that the various states may not currently be in compliance. With respect to itself, HCFA recently issued a Provider
Correspondence Letter dated January 12, 1999 indicating that they have not met their schedule. This letter states that HCFA's systems will function on January 1, 2000 and will be able to process "acceptable" claims. NHC has little or no control over the Year 2000 compliance of its third party governmental payors and fiscal intermediaries and it is expected that the assessment phase for third party payors will be an ongoing process throughout
1999. NHC will continue to request and seek information through all sources available related to the Year 2000 readiness of these third parties.

Year 2000 Costs--

     NHC currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $250,000, of which approximately $150,000 has been spent through March 31, 1999. The costs primarily relate to the use of internal information systems personnel in NHC's assessment of Year 2000 issues and modification of software applications as discussed above. The Year 2000 costs have been and will be paid through funds provided by NHC's ongoing operations. Approximately 25% of the information systems department budget has been utilized in performing functions related to Year 2000 preparedness. Management of NHC believes that there will be no material impact on NHC's financial condition or results of operations resulting from other information technology projects being delayed due to Year 2000 efforts.

Year 2000 Risks--

     The failure of NHC or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business operations. Based on all available information as of March 31, 1999, management's estimate of NHC's most reasonably likely worst case scenario includes: (1) the inability to deliver patient care related services in its healthcare centers, (ii) the delayed receipt of reimbursement from the federal or state governments, private payors or intermediaries, (iii) the failure of security systems, heating systems, lighting systems or other operational systems and equipment of the healthcare centers, and (iv) the inability to receive critical equipment and supplies from vendors. Each of these events could have a material adverse impact on NHC's business, results of operations and financial condition.

                 NATIONAL HEALTHCARE CORPORATION

                          March 31, 1999
                           (Unaudited)


Contingency Plans--

     Contingency plans for NHC's Year 2000 issues continue to be developed and include, but are not limited to, the identification of alternate suppliers, alternate technologies and alternate manual systems and processes.
In the event that medical devices and other operational equipment containing non-compliant embedded chip technology cannot be corrected prior to January 1, 2000, the equipment will be removed from service. NHC's contingency plans are expected to be completed by October 1, 1999.

     NHC's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve as new information becomes available. The costs of NHC's Year 2000 compliance plan and the date on which NHC expects to complete it are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third party remediation plans and other factors. NHC can give no assurance that these estimates will be achieved, and actual results could differ materially from NHC's plans.
Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal assessment, remediation and testing and the timeliness and effectiveness of remediation efforts of third parties. In addition, NHC's analysis of its Year 2000 issues is based in part on information from third parties. There can be no assurance that such information is accurate or complete.


Item 3.   Quantitative and Qualitative Information About Market Risk

Interest Rate Risk--

     The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of the Company's cash instruments, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $10 million of the Company's notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and




                 NATIONAL HEALTHCARE CORPORATION

                          March 31, 1999
                           (Unaudited)


cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $22.6 million of the Company's notes receivable bear interest at variable rates (generally at prime plus 2%).
Because the interest rates of these instruments are variable, a hypothetical
10% change in interest rates would result in a related increase or decrease in interest income of approximately $220,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. As of March 31, 1999, $30.2 million of the Company's long-term debt and debt serviced by other parties bear interest at fixed interest rates.
Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. The remaining $45.3 million of the Company's long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $275,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. The Company does not currently use any derivative instruments to hedge its interest rate exposure. The Company has not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by the Company's senior officers.
Therefore, the Company's exposure related to such derivative instruments is not material to the Company's financial position, results of operations or cash flows.

Equity Price Risk--

     The Company considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting
Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market price. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of the Company's investments in marketable securities.





                 NATIONAL HEALTHCARE CORPORATION

                          March 31, 1999
                           (Unaudited)



                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.

               In late October, 1998, NHC and Florida Convalescent Centers,
          Inc. (FCC)settled previously disclosed litigation which had been on-going since 1996.

               Under the terms of the settlement, NHC will purchase, subject to regulatory approval, two of the 16 FCC long-term health care centers for the assumption of approximately $14.3 million of debt on those two centers. The centers NHC will purchase are Palm
          Garden of Pensacola, Florida with 180 beds and Palm Garden of Lake
          City, Florida with 120 beds. Additionally, NHC agreed to pay a one-time cash settlement of $15.0 million ($11.0 million of which has been paid as of March 31, 1999) and agreed to accept any adjustment to previously filed Medicare and routine cost limit exceptions related to all 16 centers and indemnify FCC for any noninsurance covered liability claims. Finally, FCC has the right to cancel the management contracts for the remaining 14 centers, which cancellation may occur no earlier than June 30, 1999. NHC has been requested to manage, however, through July 30, 1999.

               As of March 31, 1999, the purchase of these two centers was still awaiting regulatory approval. Consequently, the assets to be purchased, and the liabilities to be assumed, and the results of operations of these two centers are not yet included in NHC's consolidated financial statements.

               As disclosed at the time of settlement, the loss of the management contract and related revenues from these 14 facilities will have a material negative impact on NHC's earnings even after taking into consideration the purchase of two of the 16 long-term health care centers.







                 NATIONAL HEALTHCARE CORPORATION

                          March 31, 1999
                           (Unaudited)


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

               In regard to the initial allegations contained in the lawsuit, NHC believes that the cost report information of its centers has been either appropriately filed or, upon amendment, will reflect adjustments only for i) the correction of unintentional misallocations; ii) adjustments where the self audit process has had to use different source documents due to loss or misplacement of the originals and iii) adjustments due to recalculation of Director of Nursing/Assistant Director of Nursing time based upon indirect allocation percentages rather than time studies, as were originally used. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A number of amended cost reports have been filed and NHC will continue to schedule and prepare revised cost reports and exception requests. NHC's self audit process has been approved by


                 NATIONAL HEALTHCARE CORPORATION

                          March 31, 1999
                           (Unaudited)


          the plaintiffs and NHC has retained a nationally recognized accounting firm to review the self audit process. It is anticipated that all cost report years in question will be reviewed prior to there being further action in this matter at the judicial level. The cost report periods under review include periods from 1991 through 1996.

              Adjustments to the reimbursable cost claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company. Under the terms of NHC's settlement discussed previously, NHC has agreed to accept any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue), while adjustments to owned or leased centers would impact the Company's financial statements. NHC intends to continue it's revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC will continue to fully cooperate with the government in an attempt to determine dollar amounts involved, and will and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the suit. An adverse determination in the lawsuit could subject NHC to repayments, fines and/or penalties which could have a material negative impact on the financial position, cash flow or results of operations of NHC.

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

                NATIONAL HEALTHCARE CORPORATION

                         March 31, 1999
                          (Unaudited)


               On April 1, 1999, NHC was advised that the insurance carrier covering both NHC and the Florida based six facility nursing home chain managed by NHC (York Hannover) had settled a professional liability suit filed against one of the six facilities for an amount greatly in excess of the existing policy limits and umbrella coverage. This settlement was made by the insurance carrier without knowledge of or the consent of NHC or the owner of the center in question. The settlement was furthermore greatly in excess of NHC's and the owner's written instructions to the insurance company to accept the plaintiff's counsel's settlement offer proffered during the course of the trial. Unsure as to whether the carrier will seek to assert a claim against NHC and/or the owner or, alternatively, that the carrier might seek to claim that the coverage be divided between the umbrella policy issued for separate calendar years, NHC has filed for declaratory judgment in the Chancery Court of Rutherford County, Tennessee.
          If the insurance carrier asserts a claim against NHC and is successful in requiring NHC to pay any excess over the covered amount, then such payment may have an adverse impact on NHC's earnings and cash flow.

               Due to extremely liberal statutory provisions in the State of Florida as well as an active and specialized plaintiff's bar, the entire long-term care industry has seen a drastic increase in liability claims, reserves, settlements, and judgments over the last several years. As a result, the Company's professional liability insurance premium for its owned and managed centers (45 of which are in Florida) has increased from $1,995,000 in 1998 to $3,200,000 in 1999. Additionally, each center now has a significant per claim deductible, with the deductible being capped in the aggregate for all centers at a total of $2.7 million.
          Currently the Company, and/or centers and owners for which it manages, is the named defendant for approximately 50 liability actions in the State of Florida. Given the current legal environment in the State of Florida, plus the unapproved and bad faith settlement entered into by the Company's carrier for a case covering claim years 1996 and 1997, the Company believes there is a potential of uninsured liability in excess of insurance coverage, which amount is not quantifiable at the present time.
          Any judgments or settlements above the Company's specific center and umbrella coverage may have an adverse impact on NHC's earnings and cash flow.



                 NATIONAL HEALTHCARE CORPORATION

                          March 31, 1999
                           (Unaudited)


               There is certain additional litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.


Item 2.   Changes in Securities.  Not applicable


Item 3.   Defaults Upon Senior Securities.  None


Item 4.   Submission of Matters to Vote of Security Holders.

(a)       The annual meeting of the shareholders was held on April 2, 1999.

(b)       Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Ernest G. Burgess, III and W. Andrew Adams to serve as directors for terms of three years or until their successors have been fully elected and qualified. Other directors whose terms of office continue are Mr. Lawrence C. Tucker, Mr. Robert G. Adams, Dr. J. K. Twilla,
Dr. Olin O. Williams, and Mr. Richard F. LaRoche, Jr.

                              Voting For     Withholding    Percent for
                                              Authority
Ernest G. Burgess, III        8,235,464        15,772         99.8%
W. Andrew Adams               8,235,853        15,383         99.8%


PROPOSAL NO. 2: Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 1999.

               Voting For     Voting Against Abstaining     Percent For
               8,244,575           3,669        2,992          99.9%


Item 5.   Other Information.  None


Item 6.   Exhibits and Reports on Form 8-K.

               (a)  List of exhibits - Exhibit 27 - Financial Data Schedule (for
                    SEC purposes only)
               (b)  Reports on Form 8-K.  None

                NATIONAL HEALTHCARE CORPORATION

                         March 31, 1999
                          (Unaudited)




                           SIGNATURES

     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL HEALTHCARE CORPORATION
                                        (Registrant)


Date   May 14, 1999                     /s/ Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary


Date   May 14, 1999                     /s/ Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting Officer


























                                29
