Form 10-Q/A
period 1999-03-31
NATIONAL HEALTHCARE CORP
filed 1999-06-16
CIK 1047335

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

     On March 31, 1999, after the close of business, the insurance carrier covering both NHC and the Florida based six facility nursing home chain managed by NHC (York Hannover) contacted NHC's Florida counsel to advise them that the jury had returned a verdict in excess of policy limits in compensatory damages, and indicated that punitive damages should be assessed against NHC.  Prior to that time, the plaintiff's attorney had indicated a willingness to settle this claim within NHC's available policy limits, but the insurance carrier refused to settle.  On the evening of March 31, 1999, the insurance carrier asked what, if any, contribution NHC would be willing to make to a settlement to avoid the jury's determination as to the amount of punitive damages to be assessed.  NHC's Florida counsel, unable to reach NHC management after the close of business, advised the insurance carrier's vice president that the insurance carrier should do whatever it deemed appropriate to protect the interests of its insured.  The insurance carrier then entered into a settlement of the compensatory and punitive claim against NHC in an amount materially greater than policy limits and the initial jury verdict.
The settlement was far in excess of what the insurance carrier could have
settled the claim prior to or during the trial.   Unsure as to whether the
carrier will seek to assert a claim against NHC and/or the owner or, alternatively, that the carrier might seek to claim that the coverage be divided between the umbrella policy issued for separate calendar years, NHC has filed for declaratory judgment in the Chancery Court of Rutherford
County, Tennessee.  If the insurance carrier asserts a claim against NHC and is successful in requiring NHC to pay any excess over the covered amount, then such payment may have an adverse impact on NHC's earnings and cash flow.

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

                NATIONAL HEALTHCARE CORPORATION

                         March 31, 1999
                          (Unaudited)

               On March 31, 1999, after the close of business, the insurance carrier covering both NHC and the Florida-based six facility nursing home chain managed by NHC (York Hannover) con-tacted NHC's Florida counsel to advise them that the jury had returned a verdict in excess of policy limits in compensatory damages, and indicated that punitive damages should be assessed against NHC. Prior to that time, the plaintiff's attorney had indicated a willingness to settle this claim within NHC's avail-able policy limits, but the insurance carrier refused to settle.
          On the evening of March 31, 1999, the insurance carrier asked what, if any, contribution NHC would be willing to make to a settlement to avoid the jury's determination as to the amount of punitive damages to be assessed. NHC's Florida counsel, unable to reach
          NHC management after the close of business, advised the insurance carrier's vice president that the insurance carrier should do what-ever it deemed appropriate to protect the interests of its insured.
          The insurance carrier then entered into a settlement of the comp-ensatory and punitive claim against NHC in an amount materially greater than policy limits and the initial jury verdict. The settlement was far in excess of what the insurance carrier could have settled the claim prior to or during the trial. Unsure as to whether the carrier will seek to assert a claim against NHC and/or the owner or, alternatively, that the carrier might seek to claim that the coverage be divided between the umbrella policy issued for separate calendar years, NHC has filed for declaratory judgment in the Chancery Court of Rutherford County, Tennessee.
          If the insurance carrier asserts a claim against NHC and is successful in requiring NHC to pay any excess over the covered amount, then such payment may have an adverse impact on NHC's earnings and cash flow.

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


                                        NATIONAL HEALTHCARE CORPORATION
                                        (Registrant)


Date   June 15, 1999                    /s/ Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary


Date   June 15, 1999                    /s/ Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting Officer


























                                29
