Form 10-Q
period 1999-06-30
NATIONAL HEALTHCARE CORP
filed 1999-08-16
CIK 1047335

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 of 15(d)
                 of the Securities Exchange Act of 1934


For quarter ended   June 30, 1999       Commission file number 333-37185



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

                    Yes   x   No


11,429,794 shares were outstanding as of July 31, 1999.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         NATIONAL HEALTHCARE CORPORATION

               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                     Three Months Ended      Six Months Ended
                                           June 30               June 30
                                      1999      1998         1999       1998
                                        (in thousands)        (in thousands)
REVENUES:
  Net patient revenues           $    98,189 $  102,512   $  197,436 $  207,632
  Other revenues                       9,533      8,474       18,215     17,451
     Net revenues                    107,722    110,986      215,651    225,083

COSTS AND EXPENSES:
  Salaries, wages and benefits        59,779     60,643      121,340    125,131
  Other operating                     27,912     30,293       55,160     60,900
  Rent                                11,986     11,926       22,954     22,133
  Depreciation and amortization        2,912      2,747        5,719      5,838
  Interest                             1,330      1,028        2,916      2,618
     Total costs and expenses        103,919    106,637      208,089    216,620

Income Before Income Taxes             3,803      4,349        7,562      8,463

Income Tax Provision                  (1,553)    (1,567)      (3,075)    (3,147)

NET INCOME                       $     2,250 $    2,782   $    4,487 $    5,316

EARNINGS PER SHARE:
  Basic                          $       .20 $      .25   $      .39 $      .49
  Diluted                        $       .20 $      .25   $      .39 $      .49

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                          11,429,787  11,274,107   11,413,390 10,919,023
  Diluted                        11,430,050  11,364,290   11,421,191 11,367,627





The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                    NATIONAL HEALTHCARE CORPORATION

             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS

                                                     June 30         Dec. 31
                                                       1999            1998
                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $  5,247        $ 12,630
  Cash and securities held by trustees                   2,130           3,871
  Marketable securities                                 28,850          23,207
  Accounts receivable, less allowance for
    doubtful accounts of $8,300 and $7,960              51,979          54,197
  Notes receivable                                      15,097          18,182
  Inventory at lower of cost (first-in,
    first-out method) or market                          4,604           4,207
  Deferred income taxes                                  4,462           2,644
  Prepaid expenses and other assets                      3,065             873
  Total current assets                                 115,434         119,811

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                       152,185         136,247
  Less accumulated depreciation and
    amortization                                       (55,529)        (50,498)
  Assets under arrangement with other parties            3,834           4,120
  Net property, equipment and assets under
    arrangement with other parties                     100,490          89,869

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                            752             668
  Unamortized financing costs                              945             777
  Notes receivable                                       1,084           5,999
  Notes receivable from National                        12,128          12,078
  Deferred income taxes                                  9,194          12,374
  Minority equity investments and other                  7,786           8,112
  Total other assets                                    31,889          40,008

                                                      $247,813        $249,688


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                    NATIONAL HEALTHCARE CORPORATION

             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                        LIABILITIES AND CAPITAL
                                                     June 30       December 31
                                                       1999           1998
                                                   (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt                  $  3,955      $   3,779
  Trade accounts payable                               17,820         16,317
  Accrued payroll                                      21,821         23,846
  Amount due to third-party payors                     31,655         33,599
  Accrued interest                                        492            235
  Other current liabilities                            20,061         14,965
  Total current liabilities                            95,804         92,741

Long-term Debt, less current portion                   48,338         56,311
Debt Serviced by Other Parties, less
   Current Portion                                     15,412         15,891
Other Noncurrent Liabilities                           10,861         11,248
Minority Interests in Consolidated Subsidiaries           682            670
Subordinated Convertible Notes                              4            714
Deferred Income                                        22,723         21,798
Commitments, Contingencies And Guarantees

SHAREOWNERS' EQUITY:
  Preferred stock, $.01 par value;
  10,000,000 shares authorized;
  none issued or outstanding                             ---             ---
  Common stock, $.01 par value;
  30,000,000 shares authorized;
  11,429,694 shares issued and
  outstanding                                            114             114
  Capital in excess of par value,
  less notes receivable                               53,594          52,838
  Retained earnings                                   (1,912)         (6,399)
  Unrealized gains on securities                       2,193           3,762
  Total shareowners' equity                           53,989          50,315

                                                    $247,813       $ 249,688




The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                      NATIONAL HEALTHCARE CORPORATION
          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                             Six Months Ended
                                                                  June 30
                                                             1999          1998
                                                               (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                $ 4,487   $  5,316
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                              5,331      5,297
    Provision for doubtful accounts receivable                  846      1,461
  Amortization of intangibles and deferred charges              496        579
    Amortization of deferred income                            (335)      (284)
    Equity in earnings of unconsolidated investments           (115)      (271)
    Distributions from unconsolidated investments                95        142
  Deferred income taxes                                         975     (1,169)
  Changes in assets and liabilities:
    Decrease in accounts receivable                           1,372     12,788
    Increase in inventory                                      (397)      (194)
    Increase in prepaid expenses and other assets            (2,192)      (923)
    Increase in trade accounts payable                        1,503      1,390
    Decrease in accrued payroll                              (2,025)   (11,244)
    Increase (decrease) in amounts due to third party payors (1,944)     3,820
    (Increase) decrease in accrued interest                     257       (477)
    Increase in other current liabilities                     5,096      2,541
    Increase in entrance fee deposits                         1,358        ---
     Net cash provided by operating activities               14,808     18,772
CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                          (15,991)   (22,509)
  Investment in notes receivable                             (1,235)   (12,448)
  Collection of notes receivable                              9,185     10,660
  (Increase) decrease in minority equity invest-
       ments and other                                         (110)        26
  (Increase) decrease in marketable securities               (7,212)       944
  Net cash provided by (used in) investing activities       (15,363)   (23,327)
CASH FLOWS PROVIDED BY USED IN FINANCING ACTIVITIES:
  Proceeds from debt issuance                                14,095        ---
 (Increase) decrease in cash and securities held by trustee   1,741       (483)
  Decrease in minority interests in subsidiaries                (28)       (17)
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits                     (84)      (148)
  Issuance of partnership units                                  84        (37)
  Collection of receivables                                       1         30
  Payments on debt                                          (22,420)    (1,736)
  Cash distributions to partners                                ---     (5,388)
  (Increase) decrease in financing costs                       (217)       309
  Net cash used in financing activities                      (6,828)    (7,470)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  (7,383)   (12,025)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               12,630     17,205
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 5,247   $  5,180

Supplemental Information:
  Cash payments for interest expense                        $ 2,659   $ 3,095

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                         NATIONAL HEALTHCARE CORPORATION
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Six Months Ended
                                                            June 30
                                                         1999      1998
                                                          (in thousands)

During the six months ended June 30, 1999 and
  June 30, 1998, $710,000 and $17,438,000, respectively,
  of convertible subordinated debentures were converted
  into 46,690 and 1,146,742 shares of common stock:
     Convertible subordinated debentures               $   (710)    $(17,438)
     Financing costs                                         47           10
     Accrued interest                                        (8)         (88)
     Common stock                                           ---           12
     Capital in excess of par value                         671       17,504





















The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareowners' Equity and Partners' Capital
(in thousands, except share and unit amounts)
                                                                       Unrealized  Total Share-
                                         Receivables                   Gains       owners' Equity
                    Common Stock         from Sale Paid in   Retained  (Losses) on and Partners'
                    Shares/Units  Amount of Units  Capital   Earnings  Securities  Capital
Balance at 12/31/98  11,378,558   $  114 $(16,807) $69,645   $ (6,399) $3,762      $ 50,315
  Net income                ---      ---      ---      ---      4,487     ---         4,487
  Unrealized losses on
     securities             ---      ---      ---      ---        ---  (1,569)       (1,569)
  Total Comprehensive Income                                                          2,918
  Shares sold             4,546      ---      ---       84        ---     ---            84
  Collection of receivables ---      ---        1      ---        ---     ---             1
  Shares issued in conversion of
     convertible debentures to
     common shares       46,690      ---      ---      671        ---     ---           671

Balance at 6/30/99   11,429,794      114  (16,806)  70,400     (1,912)  2,193        53,989

Balance at 12/31/97  10,103,172      101  (16,875)  50,123        ---   4,387        37,736
  Net income                ---      ---      ---      ---      5,316     ---         5,316
  Unrealized losses on
     securities             ---      ---      ---      ---        ---  (1,065)       (1,065)
  Total Comprehensive Income                                                          4,251
  Collection of receivables ---      ---       30      ---        ---     ---            30
  Units sold              4,172      ---      ---       13        ---     ---            13
  Units purchased        (2,000)     ---      ---      (50)       ---     ---           (50)
  Units issued in conversion of
   convertible debentures to
   partnership units  1,146,742       12      ---   17,504        ---     ---        17,516

Balance at 6/30/98   11,252,086   $  113 $(16,845) $67,590    $ 5,316  $3,322      $ 59,496


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)

Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

     The financial statements of National HealthCare Corporation ("NHC") for the six months ended June 30, 1999 and 1998, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1999. The interim condensed balance sheet at December 31, 1998 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in NHC's Form 10-K for the year ended December 31, 1998.


Note 2 - OTHER REVENUES:

                                    Three Months Ended   Six Months Ended
                                          June 30             June 30
                                       1999     1998     1999      1998
                                                 (in thousands)
Revenue from managed centers       $ 5,647   $ 5,621   $11,569   $11,335
Guarantee fees                         123       144       255       292
Advisory fee from NHI                  704       827     1,407     1,655
Advisory fee from NHR                  118       110       236       221
Earnings on securities                 387       365       785       739
Equity in earnings of
  unconsolidated investments            56       126       115       163
Interest income                      1,077       858     1,834     1,940
Other                                1,421       423     2,014     1,106
                                   $ 9,533   $ 8,474   $18,215   $17,451

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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)


     Proceeds from the sale of investments in debt and equity securities during the six months ended June 30, 1999 were $41,000. Gross investment gains of $10,000 were realized on these sales during the six months ended June 30, 1999. Realized gains and losses from securities sales are determined on the specific identification of the securities.


Note 4 - ACQUISITIONS:

     Effective May 1, 1999, NHC purchased for the assumption of long-term debt and other liabilities in the approximate amount of $15,861,000 two long-term health care centers and the related assets. The centers are located in Pensacola, Florida (180 beds) and Lake City, Florida (120 beds) and have been managed by NHC since their openings in 1987 and 1992, respectively.

     The purchase price for the acquisitions above were allocated to the underlying assets based on their relative fair market values. The Consolidated Statements of Income for the six months and three months ended June 30, 1999 includes the results of operations from the date of acquisition.


Note 5 - GUARANTEES AND CONTINGENCIES:

     In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $66,412,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 5.6% at June 30, 1999.

     In April 1999, foreclosure proceedings by a first mortgage lender were commenced against six long-term health care centers in Florida which are managed by NHC and for which NHC has extended its corporate guaranty in the amount of $5,000,000. The centers are owned by Stockbridge Investment Partners, Inc. and its subsidiary York Hannover Nursing Centers, Inc. (collectively York Hannover). Events leading to the foreclosure included the violation of the financial covenants contained in the first mortgage loan agreement and the failure to make timely payments of principal and interest.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)



     NHC has extended working capital loans to York Hannover in the amount of approximately $2,000,000 which are secured by a lien on $2,000,000 of the accounts receivable of York Hannover. The first mortgage lender who is owed approximately $26,700,000 under its loan agreements is collateralized by first mortgages on the six long-term health care centers, the personal guarantee of certain of the owners, accounts receivable above $2,000,000, and by NHC's $5,000,000 guaranty.

     NHC was called upon by the first mortgage lender to either make payment in full under NHC's guaranty, or collateralize the same. The guaranty was collateralized at quarter end with marketable securities in the approximate amount of the guaranty. If the guaranty is ultimately called, NHC's primary source of repayment depends upon the underlying value of the properties. Depending on the outcome of that valuation, which is not currently known, payments by NHC under the guarantee may have a material adverse impact on NHC's earnings and cash flows.

     NHC's bank credit facility (outstanding balance $12,841,000 at June 30, 1999) was financed through National Health Corporation ("National") and through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust.

     On July 30, 1999, National was notified by SunTrust Bank of Nashville, N.A., the Agent for itself and certain other lenders for the above-referenced loan, that it disputes the allocation of certain collateral between itself and another lending institution.

     National is actively negotiating for resolution of this dispute. In the event the dispute is not resolved, the Agent may call the loan into default. If the loan is called into default, payments by NHC to repay the loan may have a material adverse impact upon NHC's cash flows and liquidity.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)



Note 6 - NEW ACCOUNTING PRONOUNCEMENT:

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. The statement also requires nongovernmental entities to write off any unamortized start-up costs that remain on the balance sheet at the date of adoption. NHC has adopted the provisions of SOP 98-5 effective January 1, 1999. The adoption did not have a material impact on NHC's financial position, results of operations or cash flows.


Note 7 - LEGAL PROCEEDINGS:

     In late October, 1998, NHC and Florida Convalescent Centers, Inc.
(FCC)settled previously disclosed litigation which had been ongoing since
1996.

     Under the terms of the settlement, NHC purchased two of the 16 FCC long-term health care centers and related assets for the assumption of approximately $15.9 million of debt on those two centers. The centers NHC purchased are Palm Garden of Pensacola, Florida with 180 beds and Palm Garden of Lake City, Florida with 120 beds. The purchase was consummated effective May 1, 1999. Additionally, NHC paid a one-time cash settlement of $15.0 million and further agreed to accept any adjustment to previously filed Medicare and routine cost limit exceptions related to all 16 centers and indemnify FCC for any noninsurance covered liability claims. Finally, FCC had the right to cancel the management contracts for the remaining 14 centers, which management contracts were in fact terminated July 31, 1999.

     As disclosed at the time of settlement, the loss of the management contract and related revenues from these 14 facilities will have a material negative impact on NHC's earnings even after taking into consideration the purchase of two of the 16 long-term health care centers.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)


     NHC is also a defendant in a lawsuit styled Braeuning, et al vs.
National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997, and service of process occurred on July 8, 1997, with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District Court to the Tampa, Florida, District Court. NHC has filed its answer denying the allegations. The suit alleges that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleges that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act". NHC has denied all allegations and believes the facts will vindicate its position. The individual plaintiff Braeuning has amended the suit to allege that he was "retaliatory discharged" from his position in retaliation for the filing of the suit. In a March 13, 1998 order denying Braeuning's Motion for Summary Judgment on this issue, the court stated, "That the defendants have submitted a legitimate non-retaliatory reason for firing Mr. Braeuning casts significant doubt on Mr. Braeuning's likelihood of success on the merits."

     In regard to the initial allegations contained in the lawsuit, NHC believes that the cost report information of the centers has been either appropriately filed or, upon amendment, will reflect adjustments only for i) the correction of unintentional misallocations; ii) adjustments where the self audit process has had to use different source documents due to loss or misplacement of the originals and iii) adjustments due to recalculation of Director of Nursing/Assistant Director of Nursing time based upon indirect allocation percentages rather than time studies, as were originally used. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A number of amended cost reports have been filed and NHC continues to schedule and prepare revised cost reports. NHC's self audit process has been approved by the plaintiffs and NHC has retained a nationally recognized accounting firm to review the self audit process. The cost report periods under review include periods from 1991 through 1996. The Company is currently in discussions with the Department of Justice and the Health Care Financing Agency. There can be no assurance that the Company will be able to enter into a settlement that will not have a material adverse impact on the Company.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)



     Adjustments to the reimbursable cost claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company; however, under the terms of NHC's settlement with FCC discussed previously, NHC has agreed to be responsible for any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue)and could result in claims against NHC as manager by the owners including damages and termination of the management relationships. Adjustments to owned or leased centers would directly impact the Company's financial statements. NHC intends to continue its revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC will continue to fully cooperate with the government in an attempt to determine dollar amounts involved, and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the settlement discussions or the lawsuit. An adverse determination in the lawsuit or an agreed upon settlement could include repayments, fines and/or penalties which will have a material negative impact on the financial position, cash flow and results of operations of NHC.

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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)


     The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. The Company is currently a defendant in over fifty (50) such lawsuits in Florida, and significantly less than that number in all other states combined. On March 31, 1999, after the close of business, the insurance carrier covering both NHC and the Florida based six facility nursing home chain managed by NHC (York Hannover) contacted NHC's Florida counsel to advise them that the jury had returned a verdict in excess of policy limits in compensatory damages, and indicated that punitive damages should be assessed against NHC. Prior to that time, the plaintiff's attorney had indicated a willingness to settle this claim within NHC's available policy limits, but the insurance carrier refused to settle. On the evening of March 31, 1999, the insurance carrier asked what, if any, contribution NHC would be willing to make to a settlement to avoid the jury's determination as to the amount of punitive damages to be assessed. NHC's Florida counsel, unable to reach NHC management after the close of business, advised the insurance carrier's vice president that the insurance carrier should do whatever it deemed appropriate to protect the interests of its insured, who had already been substantially damaged by the carrier's failure to settle the case within policy limits. The insurance carrier then entered into a settlement of the compensatory and punitive claim against NHC in an amount materially greater than policy limits and the initial jury verdict. The settlement was far in excess of what the insurance carrier could have settled the claim prior to or during the trial. Unsure as to whether the carrier will seek to assert a claim against NHC and/or the owner or, alternatively, that the carrier might seek to claim that the coverage be divided between the umbrella policy issued for separate calendar years, NHC has filed for declaratory judgment in the Chancery Court of Rutherford County, Tennessee asking the court to find that the settlement was made in bad faith and that the insurance carrier should be responsible for the entire amount of the judgment. If the insurance carrier asserts a claim against NHC and is successful in requiring NHC to pay any excess over the covered amount, then such payment may have a material impact on NHC's earnings and cash flow. The insurance carrier has moved the case into the federal district court in Nashville, Tennessee.

                NATIONAL HEALTHCARE CORPORATION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1999
                          (Unaudited)


     Due to extremely liberal statutory provisions in the State of Florida as well as an active and specialized plaintiff's bar, the entire long-term care industry has seen a drastic increase in liability claims, reserves, settlements, and judgments over the last several years. As a result, the Company's professional liability insurance premium for its owned and managed centers (45 of which are in Florida) has increased from $1,995,000 in 1998 to $3,200,000 in 1999. Additionally, each center now has a significant per claim deductible, with the deductible being capped in the aggregate for all centers at a total of $2.7 million. Currently the Company, and/or centers and owners for which it manages, is the named defendant for approximately 50 liability actions in the State of Florida. Given the current legal environment in the State of Florida, plus the unapproved and bad faith settlement entered into by the Company's carrier in the previously discussed York Hannover case, the Company believes there is a potential of uninsured liability in excess of insurance coverage, for the years 1995 and 1996, which amount is not quantifiable at the present time. Any judgments or settlements above the Company's specific center and umbrella coverage may have a material adverse impact on NHC's earnings and cash flow.

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


Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

                NATIONAL HEALTHCARE CORPORATION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1999
                          (Unaudited)


     Results for the three month period ended June 30, 1999 include a 2.9% decrease in net revenues compared to the same period in 1998 and a 12.6% decrease in income before income taxes.

     The decline in revenues and net income for the quarter, which occurred during NHC's first year under the federal government's new prospective payment system, reflects decreased levels of service and changes in payment systems for rehabilitative services, homecare services and nursing home operations.

     The decreased revenues for the quarter were partially offset by the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds by 404 beds from 7,483 beds to 7,887 beds. Also contributing to increased revenues are improved occupancy rates at assisted living centers and at independent living centers.

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, remained unchanged at $5.6 million in both 1999 and 1998. However, these revenues and earnings will decline with the loss of management contracts for the 16 FCC centers as discussed below. Two of the 16 FCC centers were purchased by NHC during the second quarter.

     Total costs and expenses for the 1999 second quarter decreased $2.7 million or 2.5% to $103.9 million from $106.6 million in 1998. Salaries, wages and benefits, the largest operating costs of this service company, decreased $.9 million or 1.4% to $59.8 million from $60.6 million. Other operating expenses decreased $2.4 million or 7.9% to $27.9 million for the 1999 period compared to $30.3 million in the 1998 period. Rent increased $.1 million or 0.5% to $12.0 million from $11.9 million. Depreciation and amortization increased 6.0% to $2.9 million. Interest costs increased 29.4% to 1.3 million.

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

                          June 30, 1999
                           (Unaudited)


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

     The total census at owned and leased centers for the quarter averaged 93.4% compared to an average of 90.0% for the same quarter a year ago.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

     Results for the six month period ended June 30, 1999 include a 4.2% decrease in net revenues compared to the same period in 1998 and a 10.6% decrease in income before income taxes.

     The decline in revenues for the six months, which occurred during NHC's first year under the federal government's new prospective payment system, reflects decreased levels of service and changes in payment systems for rehabilitative services, homecare services and nursing home operations.

     The decreased revenues for the quarter were partially offset by the continued growth of operations. Compared to the six months a year ago, NHC has increased the number of owned or leased long-term care beds by 404 beds from 7,483 beds to 7,887 beds. Also contributing to increased revenues are improved occupancy rates at assisted living centers and at independent living centers.

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, increased 2.1% in 1999 from $11.3 million in 1998 to $11.6 million in 1999. However, these revenues and earnings will decline with the loss of management contracts for the 16 FCC centers as discussed below. Two of the 16 FCC centers were purchased by NHC during the second quarter.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1999
                           (Unaudited)


     Total costs and expenses for the 1999 six months decreased $8.5 million or 3.9% to $208.1 million from $216.6 million in 1998. Salaries, wages and benefits, the largest operating costs of this service company, decreased $3.8 million or 3.0% to $121.3 million from $125.1 million. Other operating expenses decreased $5.7 million or 9.4% to $55.2 million for the 1999 period compared to $60.9 million in the 1998 period. Rent increased $.8 million or 3.7% to $22.9 million from $22.1 million. Depreciation and amortization decreased 2.0% to $5.7 million. Interest costs increased 11.4% to 2.9 million.

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

     The total census at owned and leased centers for the quarter averaged 93.4% compared to an average of 89.5% for the same period a year ago.


Liquidity and Capital Resources

     NHC generated net cash from operating activities during the first six months of 1999 totaling $14.8 million compared to $18.8 million in the prior year period. The decrease in cash generated from operating activities is due to the decline in net income and also in the amount of collections of accounts receivable as compared to the prior period.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1999
                           (Unaudited)


     Cash flows used in investing activities during the first six months of 1999 totaled $15.4 million compared to $23.3 million used in the same period in 1998. Cash used for investments in property, notes receivable and marketable securities totaled $24.4 million in 1999 compared to $34.0 million in 1998. Collections of notes receivable generated $9.1 million in 1999 compared to $10.7 million in 1998.

     Cash used in financing activities totaled $6.8 million in the first six months of 1999 compared to $7.5 million for the same period in 1998. Payments on debt of $22.4 million in 1999 were offset by proceeds from new debt issuance of $14.1 million. In the prior year, cash flows used included $1.7 million for payments in debt and $5.4 million for distributions to partners.

     At June 30, 1999, the Company's ratio of long-term obligations to convertible debt and capital is 1.2 to 1.

     NHC has also guaranteed approximately $62.0 million of the debt of certain health care centers which NHC manages for others. See Note 5 for discussion of the possibility of NHC being called upon to pay up to $5.0 million related to debt guarantees.

     NHC's current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, its borrowing capacity are expected to be adequate to finance NHC's operating requirements and growth and development plans for 1999 and into 2000; however, as described in "Note 7 - Legal Proceedings", there are several matters currently pending which, if adversely determined, would materially impact NHC's liquidity.


New Accounting Pronouncements

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. The statement also requires nongovernmental entities to write off any unamortized start-up costs that remain on the balance sheet at the date of adoption. NHC has adopted the provisions of SOP 98-5 effective January 1, 1999. The adoption did not have a material impact on NHC's financial position, results of operations or cash flows.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1999
                           (Unaudited)

Cash Dividends

     NHC may pay dividends at the discretion of the Board of Directors. NHC, as a corporation, does not anticipate paying dividends.

Impact of Inflation

     Reimbursement rates under the Medicare and Medicaid programs generally reflect the underlying increases in costs and expenses resulting from inflation. For this reason, the impact of inflation on profitability has not been significant.


Health Care Legislation

     During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which requires that skilled nursing facilities transition to a Prospective Payment System ("PPS") under the Medicare program commencing with the first cost reporting period beginning on or after July 1, 1998. Although PPS went into effect for a small portion of NHC's long-term health care centers during 1998, PPS was implemented for the vast majority of NHC's centers beginning January 1, 1999. PPS has significantly changed the manner in which NHC's centers are paid for inpatient services provided to Medicare beneficiaries. Under PPS, Medicare pays NHC's centers a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs. The per diem rate also covers substantially all items and services furnished during a covered stay for which reimbursement was previously made separately under Medicare. PPS is being phased in over a three-year period. During the phase-in, payments are based on a blend of each center's specific historical costs and federally-established per diem rates that are based on the average costs of all U.S. skilled nursing facilities. NHC has analyzed its center-specific historical costs, reviewed the expected federally-determined rates, and analyzed the current acuity level of Medicare patients in its centers. Based on such review and analyses, NHC has developed plans for each center to deliver care to Medicare patients at a lower cost and in a manner consistent with PPS requirements. These plans include a significant reduction in the number of therapy staff positions and renegotiation at lower rates of supplier contracts for inhalation therapy, pharmacy, x-ray and medical supplies.

     Although NHC believes that it is positioned to operate effectively under PPS, if NHC is unable to execute the center-specific plans to reduce the cost of care to Medicare patients, PPS could have a material adverse effect on NHC's financial position, results of operations and cash flows.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1999
                           (Unaudited)

Litigation

     As discussed in more detail in Note 7 to the financial statements, NHC is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act", with the government participating as an intervening plaintiff. The suit alleges that NHC has submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary cost centers" and improper allocation of skilled nursing service hours in four managed centers. NHC is cooperating fully with the government and will aggressively pursue an amicable settlement, if such appears necessary at the conclusion of the in-house audit currently underway. Adjustments to the reimbursable cost claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company. Under the terms of NHC's settlement discussed below, NHC has agreed to pay for any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. Negative adjustments to other managed centers would reduce NHC's management fee (6% of net revenue) and could result in claims against NHC as manager by the owners including damages and termination of the management relationship. Adjustments to owned or leased centers would directly impact the Company's financial statements. An adverse determination in the lawsuit could subject NHC to repayments, fines and/or penalties which will have a material negative impact on the financial position or results of operations of NHC.

     Also as discussed in more detail in Note 7 to the financial statements, NHC settled, during 1998, a lawsuit filed by Florida Convalescent Centers, Inc. ("FCC"), an independent Florida corporation for whom NHC manages 16 licensed nursing centers in Florida. Under the terms of the settlement, NHC purchased two of the 16 FCC long-term health care centers. Additionally, NHC agreed to pay a one-time cash settlement of $15.0 million, $11.0 million of which has been paid as of June 30, 1999, and agreed to pay for any adjustments to previously filed Medicare cost reports and routine cost limit exceptions related to all 16 centers and indemnify FCC for any noninsurance covered liability claims. Finally, FCC had the right to cancel the management contracts for the remaining 14 centers, which were canceled on July 31, 1999.

     As previously disclosed, the loss of the management contract and related revenues from these 14 facilities will have a material negative impact on NHC's earnings, even after taking into consideration the purchase of two of the 16 long-term health care centers.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1999
                           (Unaudited)



     As noted previously, the Company is currently engaged in litigation with the insurance carrier based on the Company's claims that the insurance carrier acted in bad faith in failing to settle certain litigation within policy limits when it had the opportunity to do so. Although the Company believes that it has meritorious claims in this regard the outcome of this litigation cannot be predicted with certainty. If the lawsuit against the insurance company is not resolved in NHC's favor, this could have a material negative impact on the financial position or results of operations of the Company due to the loss of umbrella insurance coverage for 1995 and 1996.


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

                          June 30, 1999
                           (Unaudited)



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

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1999
                           (Unaudited)



     With respect to category 4 (third party payors), the largest sources of NHC's revenues are state and federal governments through the Medicaid and Medicare programs. NHC is reimbursed under these programs through fiscal intermediaries. The Health Care Financing Administration ("HCFA"), the government agency that administers the Medicare program, had previously publicly stated that it would be Year 2000 compliant by December 31, 1998. HCFA announced that it required all fiscal intermediaries to be Year 2000 compliant by December 31, 1998 and that it expected state Medicaid agencies to be Year 2000 compliant by June 30, 1999. While HCFA has made no public announcement as to whether the fiscal intermediaries and state Medicaid agencies have met this schedule, reports by the General Accounting Office report that the various states may not currently be in compliance. With respect to itself, HCFA issued a Provider Correspondence Letter dated January 12, 1999 indicating that they have not met their schedule. This letter states that HCFA's systems will function on January 1, 2000 and will be able to process "acceptable" claims. NHC has little or no control over the Year 2000 compliance of its third party governmental payors and fiscal intermediaries and it is expected that the assessment phase for third party payors will be an ongoing process throughout 1999. NHC will continue to request and seek information through all sources available related to the Year 2000 readiness of these third parties.


Year 2000 Costs--

     NHC currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $250,000, of which approximately $150,000 has been spent through June 30, 1999. The costs primarily relate to the use of internal information systems personnel in NHC's assessment of Year 2000 issues and modification of software applications as discussed above. The Year 2000 costs have been and will be paid through funds provided by NHC's ongoing operations. Approximately 25% of the information systems department budget has been utilized in performing functions related to Year 2000 preparedness. Management of NHC believes that there will be no material impact on NHC's financial condition or results of operations resulting from other information technology projects being delayed due to Year 2000 efforts.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1999
                           (Unaudited)


Year 2000 Risks--

     The failure of NHC or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business operations. Based on all available information as of June 30, 1999, management's estimate of NHC's most reasonably likely worst case scenario includes: (i) the inability to deliver patient care related services in its healthcare centers, (ii) the delayed receipt of reimbursement from the federal or state governments, private payors or intermediaries, (iii) the failure of security systems, heating systems, lighting systems or other operational systems and equipment of the healthcare centers, and (iv) the inability to receive critical equipment and supplies from vendors. Each of these events could have a material adverse impact on NHC's business, results of operations and financial condition.

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

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1999
                           (Unaudited)



Item 3.   Quantitative and Qualitative Information About Market Risk

Interest Rate Risk--

     The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of the Company's cash instruments, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $10 million of the Company's notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $22.6 million of the Company's notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $220,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. As of June 30, 1999, $30.2 million of the Company's long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. The remaining $45.3 million of the Company's long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $275,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. The Company does not currently use any derivative instruments to hedge its interest rate exposure. The Company has not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by the Company's senior officers. Therefore, the Company's exposure related to such derivative instruments is not material to the Company's financial position, results of operations or cash flows.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 1999
                           (Unaudited)


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


                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.

          For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 7, page 11, of this Form 10-Q.


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

                         June 30, 1999
                          (Unaudited)




                           SIGNATURES

     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL HEALTHCARE CORPORATION
                                        (Registrant)


Date   August 13, 1999                  /s/ Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary


Date   August 13, 1999                  /s/ Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting Officer