Form 10-Q
period 1999-09-30
NATIONAL HEALTHCARE CORP
filed 1999-11-15
CIK 1047335

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 of 15(d)
                 of the Securities Exchange Act of 1934


For quarter ended September 30, 1999    Commission file number 333-37185



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

                    Yes   x   No


11,429,844 shares were outstanding as of October 31, 1999.

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         NATIONAL HEALTHCARE CORPORATION

               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                      1999      1998         1999       1998
                                      (in thousands)          (in thousands)
REVENUES:
  Net patient revenues           $    97,648 $   99,931   $  295,084 $  307,563
  Other revenues                       8,029      8,523       26,244     25,974
     Net revenues                    105,677    108,454      321,328    333,537

COSTS AND EXPENSES:
  Salaries, wages and benefits        59,410     58,724      180,750    183,855
  Other operating                     26,496     30,807       81,656     92,745
  Rent                                12,034     11,174       34,988     32,269
  Depreciation and amortization        3,238      2,864        8,957      8,702
  Interest                             1,380        234        4,296      2,852
     Total costs and expenses        102,558    103,803      310,647    320,423

Income Before Income Taxes             3,119      4,651       10,681     13,114

Income Tax Provision                  (1,273)    (1,750)      (4,348)    (4,897)

NET INCOME                       $     1,846 $    2,901   $    6,333 $    8,217

EARNINGS PER SHARE:
  Basic                          $       .16 $      .26   $      .55 $      .74
  Diluted                        $       .16 $      .26   $      .55 $      .74

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                          11,429,811  11,308,282   11,418,955 11,050,177
  Diluted                        11,430,074  11,365,571   11,424,243 11,368,753





The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                     NATIONAL HEALTHCARE CORPORATION

              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                  ASSETS

                                                September 30        December 31
                                                    1999                 1998
                                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $  9,182           $ 12,630
  Cash and securities held by trustees              3,724              3,871
  Marketable securities                            25,448             23,207
  Accounts receivable, less allowance for
    doubtful accounts of $8,758 and $7,960         53,873             54,197
  Notes receivable                                  3,400             18,182
  Inventory at lower of cost (first-in,
    first-out method) or market                     5,259              4,207
  Deferred income taxes                             6,013              2,644
  Prepaid expenses and other assets                 2,890                873
  Total current assets                            109,789            119,811

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                  154,716            136,247
  Less accumulated depreciation and
    amortization                                  (58,072)           (50,498)
  Assets under arrangement with other parties       3,635              4,120
  Net property, equipment and assets under
    arrangement with other parties                100,279             89,869

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                       771                668
  Unamortized financing costs                         812                777
  Notes receivable                                    382              5,999
  Notes receivable from National                   12,170             12,078
  Deferred income taxes                             8,871             12,374
  Minority equity investments and other             7,746              8,112
  Total other assets                               30,752             40,008

                                                 $240,820           $249,688


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                     NATIONAL HEALTHCARE CORPORATION

              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                         LIABILITIES AND CAPITAL
                                              September 30      December 31
                                                  1999              1998
                                                       (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt             $  4,117           $   3,779
  Trade accounts payable                          14,177              16,317
  Accrued payroll                                 18,691              23,846
  Amount due to third-party payors                30,323              33,599
  Accrued interest                                   390                 235
  Other current liabilities                       21,246              14,965
  Total current liabilities                       88,944              92,741

Long-term Debt, less current portion              47,286              56,311
Debt Serviced by Other Parties, less
   Current Portion                                15,502              15,891
Other Noncurrent Liabilities                      11,922              11,248
Minority Interests in Consolidated Subsidiaries      695                 670
Subordinated Convertible Notes                         4                 714
Deferred Income                                   22,847              21,798
Commitments, Contingencies And Guarantees

SHAREOWNERS' EQUITY:
  Preferred stock, $.01 par value;
  10,000,000 shares authorized;
  none issued or outstanding                         ---                 ---
  Common stock, $.01 par value;
  30,000,000 shares authorized;
  11,429,844 shares issued and
  outstanding                                        114                 114
  Capital in excess of par value,
  less notes receivable                           53,600              52,838
  Retained earnings (accumulated deficit)            (66)             (6,399)
  Unrealized gains (losses) on securities            (28)              3,762
  Total shareowners' equity                       53,620              50,315

                                                $240,820            $249,688




The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                      NATIONAL HEALTHCARE CORPORATION
          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                             Nine Months Ended
                                                                September 30
                                                             1999        1998
                                                             (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                $ 6,333   $  8,217
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                              8,396      8,131
    Provision for doubtful accounts receivable                  798      2,335
    Amortization of intangibles and deferred charges            694        822
    Amortization of deferred income                            (403)      (427)
    Equity in earnings of unconsolidated investments           (170)      (776)
    Distributions from unconsolidated investments               102        149
  Deferred income taxes                                         808       (924)
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                 (474)    19,614
    Increase in inventory                                    (1,052)      (253)
    Increase in prepaid expenses and other assets            (1,671)      (535)
    Increase (decrease) in trade accounts payable            (2,486)       617
    Decrease in accrued payroll                              (5,155)   (15,281)
    Increase (decrease) in amounts due to
        third party payors                                   (3,276)     5,058
    (Increase) decrease in accrued interest                     155       (331)
    Increase in other current liabilities                     6,281      5,065
    Increase in entrance fee deposits                         1,500        ---
     Net cash provided by operating activities               10,380     31,481
CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                          (18,845)   (23,268)
  Investment in notes receivable                             (1,495)   (24,881)
  Collection of notes receivable                             21,802     13,515
  (Increase) decrease in minority equity investments & other   (151)       169
  (Increase) decrease in marketable securities               (6,031)       253
  Net cash used in investing activities                      (4,720)   (34,212)
CASH FLOWS PROVIDED BY USED IN FINANCING ACTIVITIES:
  Proceeds from debt issuance                                13,890         46
 (Increase) decrease in cash and securities held by trustee     147     (3,377)
  Decrease in minority interests in subsidiaries                (15)       (48)
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits                    (103)      (148)
  Issuance of partnership units                                  86         40
  Collection of receivables                                       5         66
  Payments on debt                                          (23,013)    (2,985)
  Cash distributions to partners                                ---     (5,388)
  (Increase) decrease in financing costs                       (105)       309
  Net cash used in financing activities                      (9,108)   (11,485)

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (3,448)   (14,216)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               12,630     17,205
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 9,182   $  2,989

Supplemental Information:
  Cash payments for interest expense                        $ 4,140   $  3,183

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                         NATIONAL HEALTHCARE CORPORATION
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                             Nine Months Ended
                                                                September 30
                                                             1999           1998
                                                                (in thousands)

During the nine months ended September 30, 1999 and
  September 30, 1998, $710,000 and $18,438,000, respectively, of convertible subordinated debentures were converted
  into 46,690 and 1,212,504 shares of common stock:
     Convertible subordinated debentures                    $   (710)   $(18,438)
     Financing costs                                              47          10
     Accrued interest                                            (8)         (89)
     Common stock                                               ---           12
     Capital in excess of par value                              671      18,505





















The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareowners' Equity and Partners' Capital
(in thousands, except share and unit amounts)
                                                                             Unrealized   Total Share-
                                             Receivables                     Gains        owners' Equity
                    Common Stock             from Sale  Paid in    Retained  (Losses) on  and Partners'
                    Shares/Units  Amount     of Units   Capital    Earnings  Securities   Capital
Balance at 12/31/98 11,378,558    $  114      $(16,807) $69,645    $ (6,399)   $3,762         $ 50,315
  Net income               ---       ---           ---      ---       6,333       ---            6,333
  Unrealized losses on
     securities            ---       ---           ---      ---         ---    (3,790)          (3,790)
  Total Comprehensive Income                                                                     2,543
  Shares sold            4,596       ---           ---       86         ---       ---               86
  Collection of
    receivables            ---       ---             5      ---         ---       ---                5
  Shares issued in conversion of
     convertible debentures to
     common shares      46,690       ---           ---      671         ---       ---              671

Balance at 9/30/99  11,429,844       114       (16,802)  70,402         (66)      (28)          53,620

Balance at 12/31/97 10,103,172       101       (16,875)  50,123         ---     4,387           37,736
  Net income               ---       ---           ---      ---       8,217       ---            8,217
  Unrealized losses on
     securities            ---       ---           ---      ---         ---      (542)            (542)
  Total Comprehensive Income                                                    7,675
  Collection of
       receivables         ---       ---            66      ---         ---       ---               66
  Shares sold            4,222       ---           ---      115         ---       ---              115
  Units purchased       (3,000)      ---           ---      (75)        ---       ---              (75)
  Units issued in conversion of
   convertible debentures to
   partnership units 1,212,504        12           ---   18,505         ---       ---           18,517

Balance at 9/30/98  11,316,898    $  113      $(16,809) $68,668    $  8,217     $3,845        $ 64,034


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)


Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

     The financial statements of National HealthCare Corporation ("NHC") for the nine months ended September 30, 1999 and 1998, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1999. The interim condensed balance sheet at December 31, 1998 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in NHC's Form 10-K for the year ended December 31, 1998.


Note 2 - OTHER REVENUES:

                              Three Months Ended   Nine Months Ended
                                 September 30             September 30
                                1999     1998       1999      1998
                                            (in thousands)
Revenue from managed centers  $ 5,072   $ 5,701   $16,641   $17,036
Guarantee fees                    140       144       395       436
Advisory fee from NHI             693       828     2,100     2,483
Advisory fee from NHR             117       110       353       331
Earnings on securities            390       379     1,175     1,118
Equity in earnings of
  unconsolidated investments       55         2       170       165
Interest income                   802       765     2,636     2,705
Other                             760       594     2,774     1,700
                              $ 8,029   $ 8,523   $26,244   $25,974

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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)

     Proceeds from the sale of investments in debt and equity securities during the nine months ended September 30, 1999 were $41,000. Gross investment gains of $10,000 were realized on these sales during the nine months ended September 30, 1999. Realized gains and losses from securities sales are determined on the specific identification of the securities.

Note 4 - ACQUISITIONS:

     Effective May 1, 1999, NHC purchased for the assumption of long-term debt and other liabilities in the approximate amount of $15,861,000 two long-term health care centers and the related assets. The centers are located in Pensacola, Florida (180 beds) and Lake City, Florida (120 beds) and have been managed by NHC since their openings in 1987 and 1992, respectively.

     The purchase price for the acquisitions above were allocated to the underlying assets based on their relative fair market values. The Consolidated Statements of Income for the nine months and three months ended September 30, 1999 includes the results of operations from the date of acquisition.

Note 5 - GUARANTEES AND CONTINGENCIES:

     In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $66,286,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 7.2% at September 30, 1999. On October 15, 1999, The Bank of Tokyo-Mitsubishi gave NHC written notice of default on NHC's guarantee of approximately $9,800,000 of tax exempt bonds secured by The Bank of Tokyo-Mitsubishi's letter of credit and demanded payment. The notice of default is the result of a dispute over collateral and there has been no lack of payment by the debtor. NHC has offered to collateralize its guarantee by pledging approximately $4,000,000 of marketable securities with The Bank of Tokyo-Mitsubishi to agree to leave its letter of credit outstanding through April 1, 2001. The bonds are also secured by first mortgages on two licensed nursing homes owned by Florida Convalescent Centers, Inc. or affiliates and leased to Integrated Health Services, Inc. Although NHC does not believe it will ultimately have to sustain a loss on this guarantee, it could experience some negative arbitrage which would adversely impact its cash flow.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)


     In April 1999, foreclosure proceedings by a first mortgage lender were commenced against six long-term health care centers in Florida which are managed by NHC and for which NHC has extended its corporate guaranty in the amount of $5,000,000. The centers are owned by Stockbridge Investment Partners, Inc. and its subsidiary York Hannover Nursing Centers, Inc. (collectively York Hannover). Events leading to the foreclosure included the violation of the financial covenants contained in the first mortgage loan agreement and the failure to make timely payments of principal and interest. On June 6, 1999, the owners placed these companies into a voluntary Chapter 11 Bankruptcy proceeding, and a Trustee for the estate was appointed in August, 1999.

     NHC has extended working capital loans to York Hannover in the amount of approximately $2,251,000, including accrued interest, which are secured by a lien on $2,000,000 of the accounts receivable of the centers. NHC additionally has an unsecured claim against the bankrupt estate for approximately $3,760,000. The first mortgage lender is owed approximately $25,839,000 (after the application of certain debt service reserves) by the bankruptcy estate which debt is collateralized by first mortgages on the six long-term health care centers, the personal guarantee of certain of the owners, accounts receivable above $2,000,000, and by NHC's $5,000,000 guaranty.

     NHC was called upon by the first mortgage lender to either make payment in full under NHC's guaranty, or collateralize the same. The guaranty was collateralized at June 30, 1999 with marketable securities in the approximate amount of the guaranty. If the guaranty is ultimately called, NHC's primary source of repayment depends upon the underlying value of the properties. Although NHC has filed a preliminary Plan of Liquidation with the Bankruptcy Court pursuant to which NHC would acquire title to the six centers by the assumption of the first mortgage debt and trade payables, this plan apparently will result in significant tax liabilities to the bankrupt estate with resulting loss of potential for the estate to have sufficient cash to pay NHC's unsecured indebtedness. A hearing has been scheduled on NHC's plan by the court on December 21, 1999. NHC continues to evaluate whether it has sufficient reserves to cover any write-off of amounts due. Depending on the outcome of that hearing and the final approval of a Plan of Liquidation, payments by NHC under the guarantee and/or loss of unsecured indebtedness may have a material adverse impact on NHC's earnings and cash flows.

     NHC's bank credit facility (outstanding balance $12,841,000 at September 30, 1999) was financed through National Health Corporation ("National") and through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)


     On July 30, 1999, National was notified by SunTrust Bank of Nashville, N.A., the Agent for itself and certain other lenders for the above-referenced loan, that it disputes the allocation of certain collateral between itself and another lending institution.

     National and NHC are actively negotiating for resolution of this dispute, with NHC agreeing to pledge additional collateral in the form of marketable securities to secure the banks. In the event the dispute is not resolved, the Agent may call the loan into default. If the loan is called into default, payments by NHC to repay the loan may have a material adverse impact upon NHC's cash flows and liquidity.


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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)

     As disclosed at the time of settlement, the loss of the management contract and related revenues from these 14 facilities has had a material negative impact on NHC's earnings even after taking into consideration the purchase of two of the 16 long-term health care centers.

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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)


     In regard to the initial allegations contained in the Braeuning lawsuit, NHC believes that the cost report information of the centers has been either appropriately filed or, upon amendment, will reflect adjustments for, among other items, i) the correction of unintentional misallocations; ii) instances in which the self audit process has had to use different source documents due to loss or misplacement of the original source documents and iii) recalculation of Director of Nursing/Assistant Director of Nursing time based upon indirect allocation percentages rather than time studies, as were originally used. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A number of amended cost reports have been filed and NHC has finalized the self-audit process for years 1995 and 1996. NHC's self audit process has been approved by the plaintiffs and NHC has retained a nationally recognized accounting firm to review the self audit process. The cost report periods under review include periods from 1991 through 1996. The Company is currently in discussions with the Department of Justice and the Health Care Financing Administration on the use of certain audit ratios to be used to calculate the amount of Medicare overpayment or underpayment for years 1991 thru 1994. There can be no assurance that the Company will be able to enter into a settlement that will not have a material adverse impact on the Company.

     Adjustments to the reimbursable costs claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company; however, under the terms of NHC's settlement with FCC discussed previously, NHC has agreed to be responsible for any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. Adjustments made to the six York Hannover centers (See Note 5) may also be borne by NHC. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue)and could result in claims against NHC as manager by the owners including damages and termination of the management relationships. Adjustments to owned or leased centers would directly impact the Company's financial statements. NHC intends to continue its revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC will continue to fully cooperate with the government in an attempt to determine dollar amounts involved, and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the settlement discussions or the lawsuit. An adverse determination in the lawsuit or an agreed upon settlement could include repayments, fines and/or penalties which will have a material negative impact on the financial position, cash flow and results of operations of NHC.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)



     The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of September 30, 1999, the Company and/or its managed centers are defendants in 70 such lawsuits in Florida, compared to 26 in all other states combined. On March 31, 1999, after the close of business, the insurance carrier covering both NHC and the Florida based six facility nursing home chain managed by NHC (York Hannover) contacted NHC's Florida counsel to advise them that the jury had returned a verdict in excess of policy limits in compensatory damages, and the jury indicated that punitive damages would be assessed against NHC. Prior to the verdict, the plaintiff's attorney had indicated a willingness to settle this claim within NHC's available policy limits, but the insurance carrier refused to settle. On the evening of March 31, 1999, the insurance carrier asked what, if any, contribution NHC would be willing to make to a settlement to avoid the jury's determination as to the amount of punitive damages to be assessed. NHC's Florida counsel, unable to reach NHC management after the close of business, advised the insurance carrier's vice president that the insurance carrier should do whatever it deemed appropriate to protect the interests of its insured, who had already been substantially damaged by the carrier's failure to settle the case within policy limits. The insurance carrier then entered into a settlement of the compensatory and punitive claim against NHC in an amount materially greater than policy limits and the initial jury verdict.
The settlement was far in excess of what the insurance carrier could have settled the claim prior to or during the trial. Unsure as to whether the carrier will seek to assert a claim against NHC and/or the owner or, alternatively, that the carrier might seek to claim that the coverage be divided between the umbrella policy issued for separate calendar years, NHC has filed for declaratory judgment in the Chancery Court of Rutherford County, Tennessee asking the court to find that the settlement was made in bad faith and that the insurance carrier should be responsible for the entire amount of the judgment. The insurance carrier has moved the case into the federal district court in Nashville, Tennessee. If the insurance carrier asserts a claim against NHC and is successful in requiring NHC to pay any excess over the covered amount, then such payment will have a material impact on NHC's earnings and cash flow.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)


     Due to liberal statutory provisions in the State of Florida as well as an active and specialized plaintiff's bar, the entire long-term care industry has seen a drastic increase in liability claims, reserves, settlements, and judgments over the last several years. As a result, the Company's professional liability insurance premium for its owned and managed centers (28 of which are in Florida currently, plus 14 FCC centers from prior years) has increased from $1,995,000 in 1998 to $3,200,000 in 1999. Preliminary indications are that a minimum 25% increase in premiums and deductible amounts will occur for policy year 2000. Additionally, each center now has a significant per claim deductible, with the deductible being capped in the aggregate for all centers at a total of $2.7 million. Currently the Company, and/or centers and owners for which it manages, is the named defendant in approximately 70 liability actions in the State of Florida and 26 in other states. Given the current legal environment in the State of Florida, plus the unapproved and bad faith settlement entered into by the Company's carrier in the previously discussed York Hannover case, the Company believes there is a potential of uninsured liability in excess of insurance coverage for the years 1995 and 1996, which amount is not quantifiable at the present time. Any judgments or settlements above the Company's specific center and umbrella coverage may have a material adverse impact on NHC's earnings and cash flow.

     On November 5, 1999, NHC was informed that a substantial debtor of its rehabilitation division had filed for Chapter 11 protection in the United States Bankruptcy/District Court in Wilmington, Delaware. The debtor is an affiliate of Lenox Healthcare, Inc. of Pittsfield, Mass. and the total claims by NHC against the debtor are approximately $13,500,000. The debt is collateralized by second mortgages on certain licensed nursing facilities, a first lien on certain accounts receivables, and the assignment of a number of limited partnership and corporate shareholder interests.

     NHC also manages nine other nursing homes owned in part by Mr. Tom Clarke, the owner of Lenox Healthcare, Inc. Six of these properties (the York-Hannover centers) are currently in bankruptcy in the State of Florida and NHC has filed a plan of liquidation which would result, if approved by the Court and other creditors, in NHC or its designee acquiring title to these six properties for the assumption of the outstanding debt and the payment of trade creditors. Two of the nine facilities are not in bankruptcy and are in compliance with all the terms and conditions of the Management Agreement. The third facility is located in Carthage, Tennessee and may be impacted by the bankruptcy.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)

     NHC has been advised by the debtor that the disastrous revenue reductions imposed by the Balanced Budget Act of 1997 have resulted in Lenox's inability to reimburse its rehabilitation service providers such as NHC.

     There is certain additional litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

     National HealthCare Corporation (NHC, or the Company) operates or manages 95 long-term health care centers with 12,754 beds in nine states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement centers.


Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

     Results for the three month period ended September 30, 1999 include a 2.6% decrease in net revenues compared to the same period in 1998 and a 32.9% decrease in income before income taxes.

     The decline in revenues and net income for the quarter, which occurred during NHC's first year under the federal government's new prospective payment system, reflects decreased levels of service and changes in payment systems for rehabilitative services, homecare services and nursing home operations.

     The decreased revenues for the quarter were partially offset by the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds by 372 beds from 7,515 beds to 7,887 beds. Also contributing to increased revenues are improved occupancy rates at assisted living centers and at independent living centers.

                NATIONAL HEALTHCARE CORPORATION

                       September 30, 1999
                          (Unaudited)


     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, decreased $.6 million 1999 compared to the quarter a year ago. The decline in these revenues and earnings are the result of the loss of management contracts for the 16 FCC centers as discussed below. Two of the 16 FCC centers were purchased by NHC during the 1999 second quarter.

     Total costs and expenses for the 1999 third quarter decreased $1.2 million or 1.2% to $102.6 million from $103.8 million in 1998. Salaries, wages and benefits, the largest operating costs of this service company, increased $.7 million or 1.2% to $59.4 million from $58.7 million. Other operating expenses decreased $4.3 million or 14.0% to $26.5 million for the 1999 period compared to $30.8 million in the 1998 period. Rent increased $.9 million or 7.7% to $12.0 million from $11.2 million. Depreciation and amortization increased 13.1% to $3.2 million. Interest costs increased 489.7% to $1.4 million.

      Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions and assisted living occupancy improvements and expansions. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits. These increases in costs were offset in part by decreased staffing levels in therapy and home care services. Also, bonus and benefit programs have been reduced compared to the quarter a year ago.

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

     The total census at owned and leased centers for the quarter averaged 94.3% compared to an average of 91.3% for the same quarter a year ago.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998.

      Results for the nine month period ended September 30, 1999 include a 3.7% decrease in net revenues compared to the same period in 1998 and a 18.6% decrease in income before income taxes.

                NATIONAL HEALTHCARE CORPORATION

                       September 30, 1999
                          (Unaudited)

     The decline in revenues for the nine months, which occurred during NHC's first year under the federal government's new prospective payment system, reflects decreased levels of service and changes in payment systems for rehabilitative services, homecare services and nursing home operations.

     The decreased revenues for the nine months were partially offset by the continued growth of operations. Compared to the nine months a year ago, NHC has increased the number of owned or leased long-term care beds by 372 beds from 7,515 beds to 7,887 beds. Also contributing to increased revenues are improved occupancy rates at assisted living centers and at independent living centers.

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, decreased 2.3% in 1999 from $17.0 million in 1998 to $16.6 million in 1999. The decline in these revenues and earnings are the result of the loss of management contracts for the 16 FCC centers as discussed below. Two of the 16 FCC centers were purchased by NHC during the 1999 second quarter.

     Total costs and expenses for the 1999 nine months decreased $9.8 million or 3.1% to $310.6 million from $320.4 million in 1998. Salaries, wages and benefits, the largest operating costs of this service company, decreased $3.1 million or 1.7% to $180.8 million from $183.9 million. Other operating expenses decreased $11.1 million or 12.0% to $81.7 million for the 1999 period compared to $92.7 million in the 1998 period. Rent increased $2.7 million or 8.4% to $35.0 million from $32.3 million. Depreciation and amortization increased 2.9% to $9.0 million. Interest costs increased 50.6% to 4.3 million.

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

                NATIONAL HEALTHCARE CORPORATION

                       September 30, 1999
                          (Unaudited)


     The total census at owned and leased centers for the nine months of 1999 averaged 93.7% compared to an average of 90.1% for the same period a year ago.

Liquidity and Capital Resources

     NHC generated net cash from operating activities during the first nine months of 1999 totaling $10.4 million compared to $31.5 million in the prior year period. The decrease in cash generated from operating activities is due to the decline in net income and also in the amount of collections of accounts receivable as compared to the prior period.

     Cash flows used in investing activities during the first nine months of 1999 totaled $4.7 million compared to $34.2 million used in the same period in 1998. Cash used for investments in property, notes receivable and marketable securities totaled $26.4 million in 1999 compared to $48.1 million in 1998. Collections of notes receivable generated $21.8 million in 1999 compared to $13.5 million in 1998.

     Cash used in financing activities totaled $9.1 million in the first nine months of 1999 compared to $11.5 million for the same period in 1998. Payments on debt of $23.0 million in 1999 were offset by proceeds from new debt issuance of $13.9 million. In the prior year, cash flows used included $3.0 million for payments in debt and $5.4 million for distributions to partners.

     At September 30, 1999, the Company's ratio of long-term obligations to convertible debt and capital is 1.2 to 1.

     NHC has guaranteed approximately $66.3 million of the debt of certain health care centers which NHC manages for others. Also, see Note 5 for discussion of the possibility of NHC being called upon to pay up to $5.0 million related to debt guarantees, and to pledge additional collateral against other guarantees.

     NHC's current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, its borrowing capacity, are expected to be adequate to finance NHC's operating requirements and growth and development plans for 1999 and into 2000; however, as described in "Note 7 - Legal Proceedings", there are several matters currently pending which, if adversely determined, would materially impact NHC's liquidity. These matters include existing litigation related to the Braeuning lawsuit, ongoing professional liability insurance claims, and recovery of claims against debtors in bankruptcy.

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1999
                           (Unaudited)


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


Health Care Legislation

     During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which requires that skilled nursing facilities transition to a Prospective Payment System ("PPS") under the Medicare program commencing with the first cost reporting period beginning on or after July 1, 1998. Although PPS went into effect for a small portion of NHC's long-term health care centers during 1998, PPS was implemented for the vast majority of NHC's centers beginning January 1, 1999. PPS has significantly changed the manner in which NHC's centers are paid for inpatient services provided to Medicare beneficiaries. Under PPS, Medicare pays NHC's centers a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1999
                           (Unaudited)


costs. The per diem rate also covers substantially all items and services furnished during a covered stay for which reimbursement was previously made separately under Medicare. PPS is being phased in over a three-year period. During the phase-in, payments are based on a blend of each center's specific historical costs and federally-established per diem rates that are based on the average costs of all U.S. skilled nursing facilities. NHC has analyzed its center-specific historical costs, reviewed the expected federally-determined rates, and analyzed the current acuity level of Medicare patients in its centers. Based on such review and analyses, NHC has developed plans for each center to deliver care to Medicare patients at a lower cost and in a manner consistent with PPS requirements. These plans include a significant reduction in the number of therapy staff positions and renegotiation at lower rates of supplier contracts for inhalation therapy, pharmacy, x-ray and medical supplies. Congress is currently considering certain changes to the 1997 BBA which wold allegedly provide some relief to skilled nursing center providers, but no assurances are available that any such initiations will become law.

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

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1999
                           (Unaudited)


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

     Also as discussed in more detail in Note 7 to the financial statements, NHC settled, during 1998, a lawsuit filed by Florida Convalescent Centers, Inc. ("FCC"), an independent Florida corporation for whom NHC manages 16 licensed nursing centers in Florida. Under the terms of the settlement, NHC purchased two of the 16 FCC long-term health care centers. Additionally, NHC paid a one-time cash settlement of $15.0 million and agreed to pay for any adjustments to previously filed Medicare cost reports and routine cost limit exceptions related to all 16 centers and indemnify FCC for any noninsurance covered liability claims. Finally, FCC had the right to cancel the management contracts for the remaining 14 centers, which were canceled on July 31, 1999.

     As previously disclosed, the loss of the management contract and related revenues from these 14 facilities will have a material negative impact on NHC's earnings, even after taking into consideration the purchase of two of the 16 long-term health care centers.

    The Company is now involved in two bankruptcies (See Note 7) which involve approximately $20,000,000 in account receivables and notes owed to NHC by the bankrupt estates. NHC is evaluating the probability of recovering and collecting from these entities, but believes that a substantial portion will not be collectable. The Company will continue to evaluate the carrying value of these investments.

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

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1999
                           (Unaudited)


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

     For each of the above categories, NHC will perform or has performed the phases of assessment, remediation and testing of the applicable hardware, software or equipment, as applicable. NHC has completed the assessment phase for category 1 and is currently in the remediation phase of making applicable modifications to the application programs found to be non-compliant. NHC has historically developed the majority of its application programs internally. All internally developed systems have been assessed and inventoried and plans have been made to modify or replace them if necessary, in order to make them Year 2000 compliant. Purchased applications are either being modified, replaced or upgraded. Most critical applications, whether internally developed or purchased externally, have been tested and are already Year 2000 compliant. All server hardware, dumb terminals and printers have been assessed, repaired as necessary and tested and are now Year 2000 compliant. It is expected that the remediation and testing phases related to category 1 will be completed by December 31, 1999.

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1999
                           (Unaudited)


     NHC is currently in the assessment phase for categories 2 through 5.
For personal computer software vendors, NHC is aware of the packages that will not be Year 2000 compliant and is currently in the process of assessing the types of packages utilized by each NHC personal computer. NHC has also requested all personal computer software vendors, medical equipment manufacturers, third party governmental payors, fiscal intermediaries and other third party vendors (financial institutions, electrical providers, etc.) utilized by its healthcare centers to disclose their current Year 2000 readiness and their plan for achieving Year 2000 readiness. Responses have been received from most vendors and third parties. For those vendors and third parties that have not yet responded, NHC is in the process of sending out additional requests. Although most third party vendors have indicated that they are currently Year 2000 compliant or expect to be compliant prior to January 1, 2000, there can be no assurance that such third parties will achieve Year 2000 compliance by January 1, 2000. NHC is also in the process of conducting an examination of the embedded chip technology utilized in the various medical devices, telecommunications equipment, heating and air conditioning systems, smoke/fire alarms and lighting systems at each of its healthcare centers. The assessment of categories 2, 3, and 5 was completed by October 1, 1999 with remediation and testing to be completed by December 31, 1999.

     With respect to category 4 (third party payors), the largest sources of NHC's revenues are state and federal governments through the Medicaid and Medicare programs. NHC is reimbursed under these programs through fiscal intermediaries. The Health Care Financing Administration ("HCFA"), the government agency that administers the Medicare program, had previously publicly stated that it would be Year 2000 compliant by December 31, 1998. HCFA announced that it required all fiscal intermediaries to be Year 2000 compliant by December 31, 1998 and that it expected state Medicaid agencies to be Year 2000 compliant by September 30, 1999. While HCFA has made no public announcement as to whether the fiscal intermediaries and state Medicaid agencies have met this schedule, reports by the General Accounting Office report that the various states may not currently be in compliance. With respect to itself, HCFA issued a Provider Correspondence Letter dated January 12, 1999 indicating that they have not met their schedule. This letter states that HCFA's systems will function on January 1, 2000 and will be able to process "acceptable" claims. NHC has little or no control over the Year 2000 compliance of its third party governmental payors and fiscal intermediaries and it is expected that the assessment phase for third party payors will be an ongoing process throughout 1999. NHC will continue to request and seek information through all sources available related to the Year 2000 readiness of these third parties.

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1999
                           (Unaudited)


Year 2000 Costs--

     NHC currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $250,000, of which approximately $150,000 has been spent through September 30, 1999. The costs primarily relate to the use of internal information systems personnel in NHC's assessment of Year 2000 issues and modification of software applications as discussed above. The Year 2000 costs have been and will be paid through funds provided by NHC's ongoing operations. Approximately 25% of the information systems department budget has been utilized in performing functions related to Year 2000 preparedness. Management of NHC believes that there will be no material impact on NHC's financial condition or results of operations resulting from other information technology projects being delayed due to Year 2000 efforts.


Year 2000 Risks--

     The failure of NHC or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business operations. Based on all available information as of September 30, 1999, management's estimate of NHC's most reasonably likely worst case scenario includes: (i) the inability to deliver patient care related services in its healthcare centers, (ii) the delayed receipt of reimbursement from the federal or state governments, private payors or intermediaries, (iii) the failure of security systems, heating systems, lighting systems or other operational systems and equipment of the healthcare centers, and (iv) the inability to receive critical equipment and supplies from vendors. Each of these events could have a material adverse impact on NHC's business, results of operations and financial condition.


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

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1999
                           (Unaudited)


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


Item 3.   Quantitative and Qualitative Information About Market Risk

Interest Rate Risk--

     The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of the Company's cash instruments, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $10 million of the Company's notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $22.6 million of the Company's notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $220,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. As of September 30, 1999, $30.2 million of the Company's long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1999
                           (Unaudited)


10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. The remaining $45.3 million of the Company's long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $275,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. The Company does not currently use any derivative instruments to hedge its interest rate exposure. The Company has not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by the Company's senior officers. Therefore, the Company's exposure related to such derivative instruments is not material to the Company's financial position, results of operations or cash flows.

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


Item 2.   Changes in Securities.  Not applicable


Item 3.   Defaults Upon Senior Securities.  None

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 1999
                           (Unaudited)


Item 4.   Submission of Matters to Vote of Security Holders.  None


Item 5.   Other Information.  None


Item 6.   Exhibits and Reports on Form 8-K.

               (a) List of exhibits - Exhibit 27 - Financial Data Schedule (for SEC purposes only)
               (b)  Reports on Form 8-K.  Filed November 9, 1999


                           SIGNATURES

     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL HEALTHCARE CORPORATION
                                       (Registrant)

Date   November 12, 1999                /s/ Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary


Date   November 12, 1999                /s/ Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting Officer