Form 10-K405
period 1999-12-31
NATIONAL HEALTHCARE CORP
filed 2000-03-30
CIK 1047335

=========================================================================
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                             _______

                            FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

     For the fiscal year ended                    Commission File No.
         December 31, 1999                        333-37185
                             _______

                NATIONAL HEALTHCARE CORPORATION

 (Exact name of registrant as specified in its Corporate Charter)

          Delaware                               52-2057472
     (State of Formation)              (I.R.S. Employer I.D. No.)

                         100 Vine Street
                  Murfreesboro, Tennessee  37130
             (Address of principal executive offices)
                 Telephone Number:  615-890-2020

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market of voting shares held by nonaffiliates of the registrant was $30,011,000 as of February 29, 2000.

     Number of Shares outstanding as of February 29, 2000: 11,421,700

                        Page 1 of 91 Pages
                      Exhibit Index Page 60
=============================================================================
                              PART 1
                              ------
                              ITEM 1
                             BUSINESS

General

     National HealthCare Corporation (NHC or the Company) is a Delaware corporation. The reference to NHC shall include all subsidiaries and partnerships in which it has an interest. It principally operates long-term health care centers and home health care programs in the southeastern United States. The Company's health care centers provide subacute, skilled and intermediate nursing and rehabilitative care. At December 31, 1999, the Company operated or managed 101 long-term health care centers with a total of 13,501 licensed beds. Of the 101 centers, 40 are leased from National Health Investors, Inc. (NHI), 16 are leased from National Health Realty, Inc. (NHR), 40 are managed for other owners and 5 are owned or leased from other parties. The Company serves as a compensated Investment Advisor to both NHI and NHR. The Company's homecare programs provide rehabilitative care at a patient's residence. During 1999, the Company operated 34 homecare programs and provided 338,817 homecare patient visits. NHC also operates 473 retirement apartments located in four retirement centers leased from NHI, one retirement center leased from NHR and one managed retirement center. Additionally, the Company operates 906 assisted living units at 13 leased centers (six from NHI and six from NHR)and four managed centers.

     During 1999, NHC purchased 300 beds in two centers which it had previously managed and opened 152 new health care beds spread among five owned/leased centers and one managed center. During 1999, NHC terminated management responsibilities at 1,862 beds in 14 centers but acquired a Tennessee management contract on one complex with 550 beds, 66 assisted living units and 28 independent apartments and eight New England managed centers with 738 beds and 102 assisted living units. During the year, construction started on expansions of one leased assisted living center (40 units) and a total of 23 managed nursing home beds in two locations. A total of 31 beds were under construction at year end. Finally, NHC has obtained a certificate of need for the construction of 160 beds at one Tennessee owned location.

     As of December 31, 1999, the Company operated specialized care units such as Alzheimer's Disease care units (21), sub-acute nursing units (14) and a number of in house pharmacies. Similar specialty units are under development or consideration at a number of the Company's centers, as well as free standing projects.

     Additional Services. The Company plans to continue to expand its continuum of care for the elderly by offering a comprehensive and increasing range of services through related or separately structured health care centers, homecare programs, specialized care units, pharmacy operations, rehabilitative services, assisted living centers and retirement centers. Highlights of these activities during 1999 were as follows:

     A. Homecare Programs. The Company's policy has been to affiliate each of its licensed and certified homecare programs with a Company operated health care center. The newer homecare programs are separately based in an effort to continually expand NHC's
          market leadership in these services.   The existing programs have
          increased their total number of visits from 328,638 in 1998 to 338,817 in 1999. The current reimbursement for homecare services under the Medicare program provides for reimbursement of allowable costs up to specified limits for both visits and patients. Thus the Company is now focusing on growing its homecare patient census and managing the number of visits to stay within those limits. NHC homecare had 6,502 patients in 1999. Effective October 1, 2000, the Company will receive reimbursement for homecare services under the Medicare program through a prospective payment system. Under the homecare prospective payment system the Company will receive a fixed amount per patient per episode as defined by Medicare guidelines. The Company is currently evaluating the impact of the new homecare prospective payment system, but believes it will be able to operate effectively under the system.

     B. Rehabilitative Services. The Company has long operated an intensive offering of physical, speech, and occupational therapy provided by center specific therapists. NHC maintained a rehabilitation staff of over 900 highly trained, professional therapists in 1999, some of which were employed by a separate rehabilitation subsidiary known as NHC Rehabilitation. In addition to serving NHC operated centers, it provides contract services to 175 health care providers owned by third parties. The Company's rates for these services are competitive with other market rates. Major Medicare reimbursement changes occurred for therapy services in 1999 and will continue to have a significant effect during 2000. In 1999 skilled nursing centers Medicare per diems became prospective and included no separate payment for therapy services. This system is being phased in over a four year period. The Company terminated substantially all of its therapists in 1999, but rehired most as center based employees. Because of these changes, the Company experienced a substantial decrease in third party contracts in 1999, but also a substantial decrease in center based expenses.

     C. Medical Specialty Units. The Company requires all centers to participate in the Medicare program, and has continually expanded its range of offerings by the creation of center-specific medical specialty units such as the Company's 21 Alzheimer's disease care units and 14 subacute nursing units. The services are provided not only at each NHC operated center, but also at existing specialized care units.

     D. Pharmacy Operations. NHC operates four regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina, and one in central Florida), but has contracted to sell the Florida operation. These pharmacy operations operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. The regional pharmacy operations now have 8,054 skilled nursing home beds under contract. Pharmacy reimbursement under Medicare has also been shifted from direct billing by the pharmacy, to a negotiated rate structure between skilled nursing centers and the pharmacy, with the skilled nursing centers Medicare reimbursement being based upon a prospective rate not related to actual patient pharmaceutical usage. The Company anticipates stable revenues for its pharmacy subsidiary in 2000.

     E. Assisted Living Projects. The Company presently owns, leases or manages seventeen assisted living projects, eight of which are located within the physical structure of a long-term health care center or retirement complex. The Company may start construction on no more than thirty assisted living units as a component of a new 160 bed nursing home but only if sufficient third party funding is arranged. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis.

     F. Managed Care Contracts. The Company operates four regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of centers. Managed care days have decreased from 71,606 in 1997 and 81,099 in 1998 to 54,757 in 1999.

     In fiscal year 1999, 92.3% of the Company's net revenues were derived from health care services and 7.7% from other sources.


Long-Term Health Care Centers

     The health care centers operated or advised by the Company provide in-patient skilled and intermediate nursing care services and in-patient and out-patient rehabilitation services. Skilled nursing care consists of 24-hour nursing service by registered or licensed practical nurses and related medical services prescribed by the patient's physician. Intermediate nursing care consists of similar services on a less intensive basis principally provided by non-licensed personnel. These distinctions are generally found in the long-term health care industry although for Medicaid reimbursement purposes, some states in which the Company operates have additional classifications, while in other states the Medicaid rate is the same regardless of patient classification. Rehabilitative services consist of physical, speech, and occupational therapies, which are designed to aid the patient's recovery and enable the patient to resume normal activities.

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

     The Company has developed a quality certification program which it utilizes in each of its operated health care centers. An integral part of the program is a computerized patient assessment system which aids in placing the patient in the appropriate section of each center (skilled or intermediate) and monitors the health care needs of the patient, number and frequency of medications and other essential medical information. The data derived from this system is used not only to assure that appropriate care is given to each individual patient, but also to ascertain the appropriate amount of staffing of each section of the center. Additionally, the Company requires a patient care survey to be performed at least quarterly by the regional and home office nursing support team, and a "consumer view" survey by senior management at least twice a year. The Company developed and promotes a "customer satisfaction" rating system, using 1993 as a benchmark, and requires significant improvement in the ratings by each center as a condition of participation in the Company's overall "Excellence Program".

     The Company provides centralized management and support services to Company health care nursing centers. The management and support services include operational support through the use of regional vice presidents and regional nurses, accounting and financial services, cash management, data processing, legal, consulting and services in the area of rehabilitative care. Many personnel are employed by the Company's administrative services affiliate, National Health Corporation, which is also responsible for overall services in the area of personnel, loss control, insurance, education and training. The Company reimburses the administrative services contractor by paying all the costs of personnel employed for the benefit of the Company as well as a fee. National Health Corporation (National) is wholly owned by the National Health Corporation Employee Stock Ownership Plan and provides its services only to the Company.

     The Company provides management services to centers operated under management contracts and certain accounting and financial advisory services to other owners, pursuant to separate contracts. The term of each contract and the amount of the management fee or advisory fee is determined on a case-by-case basis. Typically, the Company charges 6% of net revenues for its management contracts and specific item fees for its advisory agreements. The initial term of the contracts range from two years to ten years. In certain contracts, the Company maintains a right of first refusal should the owner desire to sell a managed center.

     The Company predicts that a large number of facilities will be transferred from bankrupt organizations into the hands of small operators or not-for-profit entities. In order to broaden its business base, the Company is aggressively seeking to provide discreet and off-site functions for these entities for separate charges. Since no management of the entity is involved, the Company is calling this line of business its "Consulting Service Business". The Company will be experimenting with this approach during 2000 to determine whether it is a long-term revenue enhancer.

     All health care centers operated by the Company are licensed by the appropriate state and local agencies. All except two are certified as providers for Medicaid patients, and all are certified as Medicare providers. Certification of advised centers is the prerogative of the Provider/Owner.
All licensed nursing homes, assisted living and homecare offices are subject to state and federal licensure and certification surveys. These surveys, from time to time, may produce statements of deficiencies. In response to such a statement, if any, the staff at each center would file a plan of correction and any alleged deficiencies would be corrected. Presently, none of the Company's leased and managed facilities are operating under material statements of deficiencies. The Company has a significant monetary bonus to employees attached to passing these surveys with few or no deficiencies.


Health Care Centers Under Construction

     The following table sets forth the long-term health care centers or additions to existing centers currently under construction which the Company owns, leases or manages:

                          Number   Owned/Leased/   Projected
     Location            of Beds      Managed     Opening Date
     ------------------------------------------------------------
     Smithville, TN          7*       Managed        May 2000
     Nashville, TN           8*       Managed      January 2000
     Madison, FL             1*       Managed      February 2000
     Sumter, SC             15*       Managed      February 2000
                            ---
          Total             31

*Expansion of existing center


Construction Starts in 2000

     The following table identifies new beds authorized by governmental certificates of need which are anticipated to start construction in 2000.

                          Number     Number of         Number of
                         of Beds     New Centers       Existing Centers
          --------------------------------------------------------------
          Owned            160           1                  0
          Leased             7           0                  1
          Managed           24           0                  3
            Total          191           1                  4


Occupancy Rates

     The following table shows certain information relating to occupancy rates for the Company's continuing owned and leased long-term health care centers:

                                       Year Ended December 31
                                   -----------------------------
                                    1999        1998        1997
                                   -----------------------------
     Overall census                93.5%        90.8%       92.2%
     Census excluding
       new openings                93.5%        92.9%       94.6%

     Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).


Homecare Programs

     The Company's home health programs (called "Homecare" by the Company) provide nursing and rehabilitative services to individuals in their residences and are licensed by the Tennessee, South Carolina and Florida state governments and certified by the federal government for participation in the Medicare program. Each of the Company's 34 Medicare certified homecare programs is managed by a registered nurse, with speech, occupational and physical therapists either employed by the program or on a contract basis. Homecare visits increased from 328,638 visits in 1998 to 338,817 visits in 1999. The current reimbursement for homecare services under the Medicare program provides for reimbursement of allowable costs up to specified limits for both visits and patients. Thus the Company is now focusing on growing its homecare patient census and managing the number of visits to stay within those limits. NHC Homecare had 6,502 patients in 1999. Programs that are not profitable due to census constraints will be terminated. Effective October 1, 2000, the Company will receive reimbursement for homecare services under the Medicare program through a prospective payment system. Under the homecare prospective payment system the Company will receive a fixed amount per patient per episode as defined by Medicare guidelines. The Company is currently evaluating the impact of the new homecare prospective payment system, but believes it will be able to operate effectively under the system.

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


Assisted Living Units

     The Company presently leases and/or manages seventeen assisted living units, nine of which are located within the physical structure of a long-term health care center or retirement center and eight of which are freestanding. During the year NHC's assisted living units increased from 774 in 1998 to 906 in 1999. Due to the overbuilding in most markets, the Company has elected not to start construction on free standing projects during 2000. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Certificates of Need are not necessary to build these projects and the Company believes that overbuilding has occurred in some of its markets. In 2000, the Company expects to start construction on thirty assisted living units as a component of a new 160 bed nursing center, but only if outside financing is available.


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

     One such continuing care community, the 137 unit Richland Place Retirement Center, was opened in January, 1993 and is fully occupied. The Company opened the 58 unit AdamsPlace in Murfreesboro, Tennessee during 1998 and will market 90 units for an independent third party in Brentwood, Williamson County, Tennessee, commencing in Summer, 2000.


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

     The following table sets forth sources of patient revenues from health care centers and homecare services for the periods indicated:

                                    Year Ended Dec 31
                              -----------------------------
     Source                   1999        1998         1997
     Private                   29%         31%          28%
     Medicare                  29%         32%          38%
     Medicaid/Skilled          11%         10%           9%
     Medicaid/Intermediate     30%         26%          24%
     VA and Other               1%          1%           1%
                              ------------------------------
         Total                100%        100%         100%


Government Health Care Reimbursement Programs

     The federal health insurance program for the aged is Medicare, which is administered by the Department of Health and Human Services. State programs for medical assistance to the indigent are known as Medicaid in states which the Company operates. All health care centers owned, leased or managed by the Company are certified to participate in Medicare and all but two participate in Medicaid. Eligibility for participation in these programs depends upon a variety of factors, including, among others, accommodations, services, equipment, patient care, safety, physical environment and the implementation and maintenance of cost controls and accounting procedures. In addition, some of the Company's centers have entered into separate contracts with the United States Veterans Administration which provides reimbursement for care to veterans transferred from Veterans Administration hospitals.

     Historically, government health care reimbursement programs make payments under a cost based reimbursement system. Although general similarities exist due to federal mandates, each state operates under its own specific system. Medicare, however, is uniform nationwide and payed, through December 1998, the reasonable direct and indirect cost of services furnished to Medicare patients, including depreciation, interest and overhead. Medicare payments have previously been limited by ceilings which, pursuant to the 1993 Tax Reform Act, were frozen at their 1993 level for 1994, and 1995. When appropriate, the Company files "exception requests" with the fiscal intermediary for the appropriate center. Revenues therefrom are not recorded until paid and audited by the appropriate payors. Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts. The Company attempts to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing its marketing of those services through market areas and "Managed Care Offices", of which seven were open at year end. These services are designed to speed the patient's recovery and allow the patient to return home as soon as is practical. In addition to educating physicians and patients to the advantages of the rehabilitative services, the Company also has implemented incentive programs which provide for the payment of bonuses to its regional and center personnel if they are able to obtain private and Medicare goals at their centers.

     Commencing January 1, 1999, Medicare changed its former cost reimbursement system to a "Prospective Payment System" (PPS). Under PPS, the center receives a fixed payment which covers all but a few services provided to Medicare patients. Thus the center must not only cover its fixed and normal operating expenses out of this payment, but also physical and speech therapy, drugs and other supplies, and other necessary services of the type provided by skilled nursing facilities. The Company experienced a material decrease in Medicare revenues in 1999 due to PPS, but was able to also substantially reduce operating expenses. Material reductions were negotiated in therapy, pharmaceutical and other ancillary services. Medicare patients are entitled to have payment made on their behalf to a skilled nursing facility for up to 100 days during each calendar year and a prior 3-day hospital stay is required. A patient must be certified for entitlement under the Medicare program before the skilled nursing facility is entitled to receive Medicare payments and patients are required to pay approximately $97 per day after the first 20 days of the covered stay. For details see the section "Health Care Reform".

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

     During the fiscal year, each facility receives payments under the applicable government reimbursement program. Medicaid payments are generally "prospective" in that the payment is based upon the prior years actual costs. Medicare payments were "retrospective" thru 1998 in that current year payments were designed to reasonably approximate the facility's reimbursable costs during that year. Payments under Medicare for years thru 1998 were adjusted to actual allowable costs each year. The actual costs incurred and reported by the facility under the Medicare program were and are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustments of interim payments received from the program. If, as a result of such audits, it is determined that overpayment of benefits were made, the excess amount must be repaid to the government. If, on the other hand, it is determined that an underpayment was made, the government agency makes an additional payment to the operator. The Company records as receivables the amounts which it expects to receive under the Medicare and Medicaid programs and records into profit or loss any differences in amounts actually received at the time of interim and final settlements.
For further information, see "Item 3: Legal Proceedings". To date, adjustments have not had a material adverse effect on the Company. The Company believes that its payment formulas have been properly applied and that any future adjustments will not be materially adverse. Effective January 1, 1999, and as discussed above, the Medicare program has become prospective in nature. For additional discussion see "Health Care Reform".

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


Medicare Financial Changes

     Government at both the federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including the type of services provided by NHC. On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures, as well as new anti-fraud provisions. The BBA was projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program. Section 4711 of BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which has required that state Medicaid programs pay to nursing home providers amounts adequate to enable them to met government quality and safety standards; the Boren Amendment was previously the foundation of litigation by nursing homes seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justifications for the proposed rates are published, and which give providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. Several of the states in which NHC operates are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.

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


Industry Distress

     With the full implementation of BBA 97, the long-term health care industry experienced not only material drops in Medicare revenue and precipitous declines in public companies' market capitalization but also experienced a waive of unanticipated bankruptcies. During 1999, two of the nation's largest publicly held companies filed for bankruptcy protection. At least three private chains of over 100 facilities each also filed for bankruptcy protection. In the first month of 2000, two additional publicly traded companies, both in the top four in terms of size, sought the protection of the bankruptcy act. Currently, it appears that only NHC, Beverly Enterprises and HCR ManorCare, among the publicly traded long term care companies, avoided substantial operating losses during 1999. Although one might expect that this industry collapse would have produced opportunities for NHC or other surviving companies to find acquisition opportunities, this has not been the case. In the bankruptcy process, the public companies are discarding ownership in or leases with poorly performing centers, while
clinging tenaciously to their best performers.   These poorer performers are
the target market for NHC's new offsite Consulting Agreement service contract. NHC's advisory agreement with National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR") have allowed it to enter into short-term management agreements on eight centers during 1999 and four additional centers in early 2000, effectively replacing (at least in the short term) the beds lost with the August 1, 1999 termination of the 14 FCC management contracts.

     Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at the Company's facilities will result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue to the Company. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments whereby the Company is responsible for providing, for a fixed fee, all services needed by certain patients. Capitated payments can result in significant losses if patients require expensive treatment not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. For the fiscal year ended December 31, 1999, NHC derived 29% and 41% of its net patient revenues from the Medicare and Medicaid programs, respectively. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs, therefore, could have a material adverse effect on the Company's profitability. The Company is unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company, although the Company has the goal of reducing its Medicare operating expenses to at least cover the expected 1999 Medicare revenue reductions.

Balanced Budget Reform Act of 1999 (BBRA)

     The United States Congress and the Administration - in recognition of the collapse of a significant portion of America's long-term care industry - proposed and enacted certain amendments to the Balanced Budget Act of 1997, the law which most observers believe is primarily responsible for the industry decline. Among the changes enacted in 1999 is a process whereby providers can identify certain of their facilities to be placed immediately on the federal reimbursement rate rather than a three-year transition rate. For facilities in which it is financially advisable to make this change, the Company is so doing. Additionally, (and effective between April 1 and October 31, 2000) approximately fifteen of the highest acuity Medicare reimbursement payment classifications will experience a 20% increase in payment; additionally, all of the Medicare payment categories will undergo an additional 4% increase. These changes will be effective April 1, 2000. Certain relief was also granted to the Company's home health care operations and a $1,500 per patient annual ceiling was lifted for a two-year period on reimbursement for expenditures in connection with the provision of physical, speech, and occupational therapy to the Company's patients. Although these refinements have been well received by the industry, it is the Company's belief that the refinements are insufficient compared to the losses sustained by the industry during 1999.

     Nursing homes and home health agencies have recently been the target of health care reform, from both fraud and reimbursement perspectives. Operation Restore Trust, a demonstration project which has been conducted by the Department of Health and Human Services in five states, is expanding to a dozen more states. "ORT Plus" will continue its focus on fraud in the areas of home health, nursing home and DME suppliers, as well as adding new anti-fraud and abuse targets. The Company will operate nursing homes and home health agencies in five ORT Plus states and could be subject to increased scrutiny. Although NHC's management believes that its home care and nursing home operations are in compliance with applicable laws and regulations, there can be no assurance that the Company and its home care and nursing home operations will not be the subject of an investigation nor that they will be found to be in compliance if investigated. See "Item 3-Legal Proceedings".


Other Business and Properties

     A. Nutritional Support Services. The Company owns a medical support services business, which primarily provides nutritional enteral, parenteral feeding materials, urological and medical supplies to patients in the Company's facilities as well as in other long-term care or home settings. This company is headquartered in Knoxville, Tennessee and is known as Nutritional Support Services
          (NSS). Revenues from this subsidiary accounted for from 5.1% to 7.1% of the Company's net revenues in 1999, 1998 and 1997.

     B. Medical Specialty Units. The Company has required all of its centers to participate in the Medicare program since 1973, and has continually expanded its range of offerings by the creation of center-specific medical specialty units such as the Company's 21 Alzheimer's disease care units and 14 subacute nursing units. The services are actually provided not only at each NHC operated center, but also at existing specialized care units.

     C. Pharmacy Operations. NHC operates four regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina, and one in central Florida), but has contracted to sell the Florida operation. These pharmacy operations operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. The regional pharmacy operations now have 8,054 skilled nursing home beds under contract. Pharmacy reimbursement under Medicare has also been shifted from direct billing by the pharmacy, to a negotiated rate structure between skilled nursing centers and the pharmacy, with the skilled nursing centers Medicare reimbursement being based upon a prospective rate not related to actual patient pharmaceutical usage. The Company anticipates stable revenues for its pharmacy subsidiary in 2000.

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

          NHI entered into an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement") with NHC pursuant to which NHC provides NHI, for a fee, with investment advice, office space, personnel and other services. For its services under the Advisory Agreement, the Advisor is entitled to a base annual compensation of $1,625,000. Compensation paid to executive officers of NHI is credited against this Advisory Fee. NHC executive officers W. Andrew Adams, Robert G. Adams and Richard F. LaRoche, Jr. serve as executive officers of NHI. For 1993 and later years in which per share Funds From Operations of NHI exceed per share Funds From Operations during 1992, the $1,625,000 annual compensation increased by the same percentage that per share Funds From Operations in such later year exceed those in 1992. NHC earned approximately $2,985,000 in 1999.

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

          For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC. NHC received $506,000 for its services to NHR in 1999.

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

     F. Managed Care Contracts. The Company operates seven managed care regional offices, staffed by case managers experienced in contracting with health maintenance organizations (HMO's) and insurance carriers for the provision of subacute and other medical specialty services within its regional cluster of centers.
          Managed care days have decreased from 71,606 in 1997 and 81,099 in 1998 to 54,757 in 1999.

     G. Advisory Services. As indicated in previous discussions, a large number of facilities have been or are in the process of being transferred from bankrupt organizations into the hands of small operators or not-for-profit entities. In order to broaden its business base, the Company is aggressively seeking to provide discreet and off-site functions for these entities for separate charges. Since no management of the entity is involved, the Company is calling this line of business its "Consulting Service Business". The Company will be experimenting with this approach during 2000 to determine whether it is a long-term revenue enhancer.

     H. Principal Office. The Company maintains its home office staff in Murfreesboro, Tennessee in a building owned by a limited partnership, which is 69.7% owned by NHC.


Competition

     In most of the communities in which the health care centers are operated by the Company, there are other health care centers with which the Company competes. The Company leases or operates 101 long-term health care facilities, all but eight of which are located in the states of Alabama, Florida, Georgia, Indiana, Kentucky, Missouri, South Carolina, Tennessee and Virginia. Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities. There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including the Company, dominates any of these state's long-term health care markets, except for some small rural markets which might have only one long-term health care facility. In competing for patients and staff with these centers, the Company depends upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of the Company's health care centers are important in obtaining patients, since members of the patient's family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital. The Company believes that by providing and emphasizing rehabilitative as well as skilled care services at its centers, it will be able to broaden is patient base and to differentiate its centers from competing health care centers.

     As the Company expanded into the assisted living market, it constantly monitored proposed or existing competing assisted living centers. The Company's development goal is to link its health care centers with its assisted living centers, thereby obtaining a competitive advantage for both. In all but one market where the Company operates health care centers, the Company believes the assisted living centers in the area to be sufficient or over sufficient for current population, and does not plan entry in those markets in 2000.

     The Company experiences competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees. In order to enhance its competitive position, the Company has an educational tuition loan program, an American Dietary Association approved internship program, a specially designed nurse's aide training class, and makes financial scholarship aid available to physical therapy vocational programs and The Foundation for Geriatric Education. The Company also maintains an "Administrator in Training" course, 24 months in duration, for the professional training of administrators. Presently, the Company has 10 full-time individuals in this program. Three of its eight regional vice presidents and 54 of its 102 health care center administrators have graduated therefrom.

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


Employees

     As of December 31, 1999, the Company's Administrative Services
Contractor plus the Company's managed centers had approximately 13,000 full and part time employees, who are called "Partners" by the Company. This nomenclature continues even though the Company is now in corporate rather than partnership form. No employees are presently represented by a bargaining unit. The Company believes its current relations with its employees are good.

                                                  ITEM 2

                                                PROPERTIES
LONG-TERM HEALTH CARE CENTERS
                                                                                    Total  Beds under Development        Joined
State               City         Center                               Affiliation   Beds   and Special Care Units         NHC
--------------------------------------------------------------------------------------------------------------------------------
Alabama         Anniston       NHC HealthCare, Anniston                Leased(1)     151    50 bed Alzheimer's unit       1973
                                                                                            10 bed subacute care unit
                Moulton        NHC HealthCare, Moulton                 Leased(1)     136                                  1973

Florida         Brooksville    Brooksville Nursing Manor               Managed(2)    180    30 bed Alzheimer's unit       1993
                Coconut Creek  NHC HealthCare, Coconut Creek           Leased(1)     120                                  1997
                Crystal River  Cypress Cove Care Center                Managed(2)    120                                  1993
                Dade City      Royal Oak Nursing Center                Managed(2)    120                                  1993
                Daytona Beach  NHC HealthCare, Daytona Beach           Leased(1)      60    10 bed subacute care unit     1996
                Ft. Lauderdale NHC of Ft. Lauderdale                   Managed       169                                  1984
                Hudson         Bear Creek Nursing Center               Managed(2)    120                                  1993
                Hudson         NHC HealthCare, Hudson                  Leased(1)     180    50 bed subacute care unit     1986
                Lake City      NHC HealthCare, Lake City               Leased        120    28 bed Alzheimer's unit       1992
                Madison        Lake Park of Madison                    Managed       119    One bed under development     1995
                Merritt Island NHC HealthCare, Merritt Island          Leased(1)     180    31 bed Alzheimer's unit       1990
                                                                                            17 bed subacute care unit
                Miami          The Nursing Center at Mercy             Managed       120                                  1995
                Naples         NHC HealthCare, Imperial                Leased(1)     113                                  1994
                Naples         NHC HealthCare, Naples                  Leased(1)      60                                  1996
                New Pt. Richey Heather Hill Nursing Home               Managed(2)    120                                  1993
                Niceville      The Manor at Blue Water Bay             Managed       120    20 bed Alzheimer's unit       1993
                Ocoee          Ocoee Health Care Center                Managed       120                                  1990
                Orlando        NHC HealthCare, Orlando                 Leased(1)     120    30 bed Alzheimer's unit       1997
                Palatka        Palatka Health Care Center              Managed       180    20 bed Alzheimer's unit       1989
                Panama City    NHC of Panama City                      Managed       120                                  1986
                Pensacola      NHC HealthCare, Pensacola               Leased        180    22 bed Alzheimer's unit       1987
                                                                                            14 bed subacute care unit
                Plant City     NHC HealthCare, Plant City              Leased(1)     180                                  1985
                Port Charlotte NHC HealthCare, Port Charlotte          Leased(1)     180    60 bed subacute care unit     1994
                                                                                            30 bed Alzheimer's unit
                St. Cloud      Osceola Health Care Center              Managed       120                                  1991
                St. Petersburg NHC HealthCare, St. Petersburg          Managed       159    60 bed Alzheimer's unit       1984
                Sarasota       Sarasota Health Care Center             Managed       120                                  1990
                Stuart         NHC HealthCare, Stuart                  Leased(1)     153    57 bed Alzheimer's unit       1989
                Trenton        Ayers Health and Rehabilitation         Managed(2)    120    30 bed Alzheimer's unit       1993

Georgia         Ft. Oglethorpe NHC HealthCare, Fort Oglethorpe         Owned(3)      135                                  1989
                Rossville      NHC HealthCare, Rossville               Leased(1)     112                                  1971

Indiana         Brownsburg     Brownsburg Health Care Center           Managed       178    20 bed Alzheimer's unit       1990
                Castleton      Castleton Health Care Center            Managed       120    16 bed Alzheimer's unit       1990
                Ladoga         Ladoga Health Care Center               Managed        95                                  1990
                Plainfield     Plainfield Health Care Center           Managed       199    57 bed Alzheimer's unit       1990

Kentucky        Dawson Springs NHC HealthCare, Dawson Springs          Leased(1)      80                                  1973
                Glasgow        NHC HealthCare, Glasgow                 Leased(1)     206                                  1971
                Madisonville   NHC HealthCare, Madisonville            Leased(1)      94                                  1973

Massachusetts   Greenfield     Buckley Nursing Home                    Managed       120                                  1999
                Holyoke        Buckley Center for Nursing & Rehab.     Managed       102                                  1999
                Quincy         John Adams Continuing Care Center       Managed        71                                  1999
                Taunton        Longmeadow of Taunton                   Managed       100                                  1999

Missouri        Desloge        NHC HealthCare, Desloge                 Leased(1)     120                                  1982
                Joplin         NHC HealthCare, Joplin                  Leased(1)     126                                  1982
                Kennett        NHC HealthCare, Kennett                 Leased(1)     170                                  1982
                Macon          Macon Health Care Center                Managed       120    24 bed Alzheimer's unit       1982
                Osage Beach    Osage Beach Health Care Center          Managed       120    24 bed Alzheimer's unit       1982
                St. Charles    NHC HealthCare, St. Charles             Leased(1)     120                                  1982
                St. Louis      NHC HealthCare, Maryland Heights        Leased(1)     220    30 bed Alzheimer's unit       1987
                Springfield    Springfield Rehabilitation and
                               Health Care Center                      Managed       120                                  1982
                West Plains    West Plains Health Care Center          Leased(1)     120                                  1982

New Hampshire   Epsom          Epsom Manor                             Managed       108                                  1999
                Manchester     Maple Leaf Health Care Center           Managed       114                                  1999
                Manchester     Villa Crest Health Care Center          Managed       123                                  1999

South Carolina  Aiken          Mattie C. Hall Health Care Center       Managed       176    44 bed Alzheimer's unit       1982
                Anderson       NHC HealthCare, Anderson                Leased(1)     290    44 bed subacute care unit     1973
                Clinton        NHC HealthCare, Clinton                 Leased(1)     131                                  1993
                Columbia       NHC HealthCare, Parklane                Leased(1)     120    30 bed Alzheimer's unit       1997
                                                                                            17 bed subacute care unit
                Greenwood      NHC HealthCare, Greenwood               Leased(1)     152                                  1973
                Greenville     NHC HealthCare, Greenville              Leased(1)     176                                  1992
                Laurens        NHC HealthCare, Laurens                 Leased(1)     176                                  1973
                Lexington      NHC HealthCare, Lexington               Leased(1)     120    12 bed subacute care unit     1994
                Mauldin        NHC HealthCare, Mauldin                 Leased(1)     120    30 bed Alzheimer's unit       1997
                Murrells Inlet NHC HealthCare, Garden City             Leased(1)      88                                  1992
                North Augusta  NHC HealthCare, North Augusta           Leased(1)     132                                  1991
                Sumter         NHC HealthCare, Sumter                  Managed       123    15 beds under development     1985

Tennessee       Athens         NHC HealthCare, Athens                  Leased(1)      98                                  1971
                Carthage       Smith County Health Care Center         Managed       128                                  1997
                Chattanooga    NHC HealthCare, Chattanooga             Leased(1)     218    20 bed subacute care unit     1971
                Chattanooga    NHC HealthCare, Hamilton County         Managed       550                                  1999
                Columbia       NHC HealthCare, Columbia                Leased(1)     120    12 bed subacute care unit     1973
                Columbia       NHC HealthCare, Hillview                Leased(1)      98                                  1971
                Cookeville     NHC HealthCare, Cookeville              Managed        96                                  1975
                Dickson        NHC HealthCare, Dickson                 Leased(1)     197                                  1971
                Dunlap         NHC HealthCare, Sequatchie              Leased(1)     120                                  1976
                Farragut       NHC HealthCare, Farragut                Leased(1)      60                                  1998
                Franklin       Franklin Manor                          Leased(1)      47                                  1997
                Franklin       NHC HealthCare, Franklin                Leased(1)      84                                  1979
                Hendersonville NHC HealthCare, Hendersonville          Leased(1)     117                                  1987
                Johnson City   NHC HealthCare, Johnson City            Leased(1)     179    16 bed subacute care unit     1971
                Knoxville      NHC HealthCare, Fort Sanders            Owned(3)      180    12 bed subacute care unit     1977
                Knoxville      NHC HealthCare, Knoxville               Leased(1)     152                                  1971
                Lawrenceburg   NHC HealthCare, Lawrenceburg            Managed        97                                  1985
                Lawrenceburg   NHC HealthCare, Scott                   Leased(1)      62                                  1971
                Lewisburg      NHC HealthCare, Lewisburg               Leased(1)     104                                  1971
                Lewisburg      NHC HealthCare, Oakwood                 Leased(1)      62                                  1973
                McMinnville    NHC HealthCare, McMinnville             Leased(1)     150                                  1971
                Milan          NHC HealthCare, Milan                   Leased(1)     129                                  1971
                Murfreesboro   AdamsPlace                              Leased(1)      60                                  1997
                Murfreesboro   NHC HealthCare, Murfreesboro            Managed       190    69 bed subacute care unit     1974
                Nashville      The Health Center of Richland Place     Managed        98    Eight beds under development  1992
                Nashville      NHC HealthCare, Nashville               Leased(1)     133                                  1975
                Nashville      West Meade Place                        Managed       120                                  1993
                Oak Ridge      NHC HealthCare, Oak Ridge               Managed       130                                  1977
                Pulaski        NHC HealthCare, Pulaski                 Leased(1)     104                                  1971
                Smithville     NHC HealthCare, Smithville              Leased(1)     107    Seven beds under development  1971
                Somerville     NHC HealthCare, Somerville              Leased(1)      72                                  1976
                Sparta         NHC HealthCare, Sparta                  Leased(1)     150                                  1975
                Springfield    NHC HealthCare, Springfield             Leased(1)     112                                  1973
Virginia        Bristol        NHC HealthCare, Bristol                 Leased(1)     120                                  1973

ASSISTED LIVING UNITS
State               City         Center                                              Assisted Living Units
-------         ---------      --------------------------------        --------      ---------------------------
Alabama         Anniston       NHC Place/Anniston (free-standing)      Leased(1)     68 bed assisted living unit

Florida         Merritt Island NHC Place/Merritt Island
                       (free-standing)                                 Leased(1)     84 bed assisted living unit
                Naples         NHC HealthCare, Naples                  Leased(1)     36 bed assisted living unit
                Stuart         NHC Place/Stuart (free-standing)        Leased(1)     84 bed assisted living unit
                Vero Beach     NHC Place/Vero Beach (free-standing)    Leased(1)     84 bed assisted living unit

Missouri        St. Charles    Lake St. Charles Retirement Center      Leased(1)     25 bed assisted living unit
                St. Peters     NHC Place (free-standing)               Leased        100 bed assisted living unit

New Hampshire   Epsom          Heartland Place                         Managed       60 bed assisted living unit
                Manchester     Villa Crest Assisted Living             Managed       42 bed assisted living unit

Tennessee       Chattanooga    NHC HealthCare, Hamilton County         Managed       66 bed assisted living unit
                        (free-standing)
                Dickson        NHC HealthCare, Dickson                 Leased(1)     20 bed assisted living unit
                Farragut       NHC Place, Farragut (free-standing)     Leased(1)     84 bed assisted living unit
                Johnson City   NHC HealthCare, Johnson City            Leased(1)     15 bed assisted living unit
                Murfreesboro   AdamsPlace (free-standing)              Leased(1)     84 bed assisted living unit
                Nashville      Richland Place                          Managed       32 bed assisted living unit
                Smithville     NHC HealthCare, Smithville              Leased(1)     10 bed assisted living unit
                Somerville     NHC HealthCare, Somerville              Leased(1)     12 bed assisted living unit

RETIREMENT APARTMENTS
<CAPTION
State           City           Retirement Apartments                   Affiliation   Units            Estab-
                                                                                                      lished
------------------------------------------------------------------------------------------------------------
Missouri        St. Charles    Lake St. Charles Retirement Apartments  Leased(1)     155               1984

Tennessee       Chattanooga    Hamilton County                         Managed        28
                Chattanooga    Parkwood Retirement Apartments          Leased(1)      32               1986
                Johnson City   Colonial Hill Retirement Apartments     Leased(1)      63               1987
                Murfreesboro   AdamsPlace                              Leased(1)      58               1997
                Nashville      Richland Place Retirement Apartments    Managed       137               1993

HOMECARE PROGRAMS
State           City           Homecare Programs                   Affiliation   Established
--------------------------------------------------------------------------------------------
Florida         Blountstown    NHC HomeCare of Blountstown             Owned         1994
                Carrabelle     NHC HomeCare of Carrabelle              Owned         1994
                Chipley        NHC HomeCare of Chipley                 Owned         1994
                Crawfordville  NHC HomeCare of Crawfordville           Owned         1994
                Marianna       NHC HomeCare of Marianna                Owned         1994
                Merritt Island NHC HomeCare of Merritt Island          Owned
                Ocala          NHC HomeCare of Ocala                   Owned         1996
                Panama City    NHC HomeCare of Panama City             Owned         1994
                Perry          NHC HomeCare of Perry                   Owned         1994
                Port St. Joe   NHC HomeCare of Port St. Joe            Owned         1994
                Quincy         NHC HomeCare of Quincy                  Owned         1994
                Stuart         NHC HomeCare of Stuart                  Owned         1996
                Tallahassee    NHC HomeCare of Tallahassee             Owned         1994
                Vero Beach     NHC HomeCare of Vero Beach              Owned         1997

South Carolina  Aiken          NHC HomeCare of Aiken                   Owned         1996
                Greenwood      NHC HomeCare of Greenwood               Owned         1996
                Laurens        NHC HomeCare of Laurens                 Owned         1996

Tennessee       Athens         NHC HomeCare of Athens                  Owned         1984
                Chattanooga    NHC HomeCare of Chattanooga             Owned         1985
                Columbia       NHC HomeCare of Columbia                Owned         1977
                Cookeville     NHC HomeCare of Cookeville              Owned         1976
                Dickson        NHC HomeCare of Dickson                 Owned         1977
                Johnson City   NHC HomeCare of Johnson City            Owned         1978
                Knoxville      NHC HomeCare of Knoxville               Owned         1977
                Lawrenceburg   NHC HomeCare of Lawrenceburg            Owned         1977
                Lebanon        NHC HomeCare of Lebanon                 Owned         1997
                Lewisburg      NHC HomeCare of Lewisburg               Owned         1977
                McMinnville    NHC HomeCare of McMinnville             Owned         1976
                Milan          NHC HomeCare of Milan                   Owned         1977
                Murfreesboro   NHC HomeCare of Murfreesboro            Owned         1976
                Pulaski        NHC HomeCare of Pulaski                 Owned         1985
                Somerville     NHC HomeCare of Somerville              Owned         1983
                Sparta         NHC HomeCare of Sparta                  Owned         1984
                Springfield    NHC HomeCare of Springfield             Owned         1984

(1)  Leased from NHR or NHI
(2) The centers were leased to a third party operator effective January 1, 2000 and the company's management contract terminated. NHC does provide, by short term contract, off-site accounting and similar services to the new provider.
(3) NHC HealthCare/Fort Oglethorpe and NHC HealthCare/Fort Sanders are owned by separate limited partnerships. The Company owns approximately 80% of the partnership interest in Fort Oglethorpe and 25% of the partnership interest in Fort Sanders.


                             ITEM 3

                        LEGAL PROCEEDINGS

FCC vs. NHC

     In late October, 1998, NHC and Florida Convalescent Centers, Inc.
(FCC) settled previously disclosed litigation which had been ongoing since
1996.

     Under the terms of the settlement, NHC purchased two of the 16 FCC long-term health care centers and related assets for the assumption of approxi-mately $14.9 million of debt on those two centers. The centers NHC purchased are Palm Garden of Pensacola, Florida with 180 beds and Palm Garden of
Lake City, Florida with 120 beds. The purchase was consummated effective May 1, 1999. Additionally, NHC paid a one-time cash settlement of $15.0 million and further agreed to accept any adjustment to previously filed Medicare and routine cost limit exceptions related to all 16 centers and indemnify FCC for any noninsurance covered liability claims. In return, FCC transferred all of its rights to Medicare receivables to NHC. Finally, FCC terminated the management contracts for the remaining 14 centers, effective July 31, 1999.

     As disclosed at the time of settlement, the loss of the management contract and related revenues from these 14 facilities has had a material negative impact on NHC's earnings even after taking into consideration the purchase of two of the 16 long-term health care centers.

Braeuning vs. NHC

     NHC is also a defendant in a lawsuit styled Braeuning, et al vs. National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997, and service of process occurred on July 8, 1997, with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District Court to the Tampa, Florida, District Court. NHC has filed its answer denying the allegations. The suit alleges that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleges that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act". NHC has denied all allegations and believes the facts will vindicate its position. The individual plaintiff Braeuning has amended the suit to allege that he was "retaliatory discharged" from his position in retaliation for the filing of the suit. In a March 13, 1998 order denying Braeuning's Motion for Summary Judgment on this issue, the court stated, "That the defendants have submitted a legitimate non-retaliatory reason for firing Mr. Braeuning casts signifi-cant doubt on Mr. Braeuning's likelihood of success on the merits."

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

     Adjustments to the reimbursable costs claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company; however, under the terms of NHC's settlement with FCC discussed previously, NHC has agreed to be responsible for any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. Adjustments made to the six centers owned by York Hannover Nursing Centers, Inc. ("York Hannover") may also be borne by NHC. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue)and could result in claims against NHC as manager by the owners including damages and termination of the management relationships. Adjustments to owned or leased centers would directly impact the Company's financial statements. NHC intends to continue its revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC will continue to fully cooperate with the government in an attempt to determine dollar amounts involved, and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the settlement discussions or the lawsuit. An adverse determination in the lawsuit or an agreed upon settlement could include repayments, fines and/or penalties which will have a material negative impact on the financial position, cash flow and results of operations of NHC.

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


General Liability Lawsuits

     The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of December 31, 1999, the Company and/or its managed centers are defendants in 79 such lawsuits in Florida, compared to 29 in all other states combined.

     On March 31, 1999, after the close of business, the insurance carrier covering both NHC and the Florida based six facility nursing home chain managed by NHC (York Hannover) contacted NHC's Florida counsel to advise them that the jury had returned a verdict in excess of policy limits in compen-satory damages, and the jury indicated that punitive damages would be assessed against NHC. Prior to the verdict, the plaintiff's attorney had indicated a willingness to settle this claim within NHC's available policy limits, but the insurance carrier refused to settle. On the evening of March 31, 1999, the insurance carrier asked what, if any, contribution NHC would be willing to make to a settlement to avoid the jury's determination as to the amount of punitive damages to be assessed. NHC's Florida counsel, unable to reach NHC management after the close of business, advised the insurance carrier's vice president that the insurance carrier should do whatever it deemed appropriate to protect the interests of its insured, who had already been substantially damaged by the carrier's failure to settle the case within policy limits. The insurance carrier then entered into a settlement of the compensatory and punitive claim against NHC in an amount materially greater than policy limits and the initial jury verdict. The settlement was far in excess of what the insurance carrier could have settled the claim prior to or during the trial.

     Unsure as to whether the carrier will seek to assert a claim against NHC and/or the owner or, alternatively, that the carrier might seek to claim that the coverage be divided between the umbrella policy issued for separate calendar years, NHC has filed for declaratory judgment in the Chancery Court of Rutherford County, Tennessee asking the court to find that the settlement was made in bad faith and that the insurance carrier should be responsible for the entire amount of the judgment. The insurance carrier has moved the case into the federal district court in Nashville, Tennessee. The York Hannover bankruptcy Trustee has filed in identical suit in Tampa, Florida against the carrier. If the insurance carrier asserts a claim against NHC and is successful in requiring NHC to pay any excess over the covered amount, then such payment will have a material impact on NHC's earnings and cash flow.

     Due to liberal statutory provisions in the State of Florida as well as an active and specialized plaintiff's bar, the entire long-term care industry has seen a drastic increase in liability claims, reserves, settlements, and judgments over the last several years. As a result, the Company's professional liability insurance premium for its owned and managed centers (28 of which are in Florida currently, plus 14 FCC centers from prior years) has increased from $1,995,000 in 1998 to $3,200,000 in 1999. Additional increases in premiums and deductible amounts will also occur for policy year 2000. Additionally, each center now has a significant per claim deductible, with the deductible being capped in the aggregate for all owned and managed centers at a total of $3,180,000 for the policy year ended December 31, 1999. Given the current legal environment in the State of Florida, plus the unapproved and bad faith settlement entered into by the Company's carrier in the previously discussed York Hannover case, the Company believes there is a potential of uninsured liability in excess of insurance coverage for the years 1995 and 1996, which amount is not quantifiable at the present time. Any judgments or settlements above the Company's specific center and umbrella coverage may have a material adverse impact on NHC's earnings and cash flow.

Customer Bankruptcies

     On November 5, 1999, NHC was informed that a substantial debtor of its rehabilitation division had filed for Chapter 11 protection in the United States Bankruptcy/District Court in Wilmington, Delaware. The debtor is an affiliate of Lenox Healthcare, Inc. of Pittsfield, Massachusetts. The debt is collateralized by second mortgages on certain licensed nursing facilities, a first lien on certain accounts receivables, and the assignment of a number of limited partnership and corporate shareholder interests.

     NHC also manages nine other nursing homes owned in part by Mr. Tom Clarke, the owner of Lenox Healthcare, Inc. Six of these properties (the York-Hannover centers) were sold by the bankruptcy court to the first mortgage lender on December 30, 1999. NHC's management contract on these six centers was terminated on January 1, 2000, but the new owner has contracted with NHC for off site financial and accounting services. Two of the nine facilities are not in bankruptcy and are in compliance with all the terms and conditions of the Management Agreement. The third managed facility is located in Carthage, Tennessee and may be impacted by the bankruptcy.

     NHC is currently an unsecured creditor in the above bankruptcies, which involve approximately $20,000,000 in account receivables and notes owed to NHC by the bankrupt estates. NHC is evaluating the probability of recovering and collecting from these entities, but believes that a substantial portion will not be collectable. The Company has historically provided full reserves for these amounts based on its assessments of the loss exposure to the Company. The Company is not required to fund additional amounts to these parties. The Company will continue to evaluate the carrying value of these investments.

Guarantees and Related Events

     As a result of the health care industry's generally weak financial position, NHC's negative income as reported in 1998, the bankruptcy of Integrated Health Services Corporation (the lessee for fourteen facilities formerly managed by NHC) in 1999 and the uncertainty engendered by the pendency of the Whistleblower lawsuits discussed above, NHC has experienced and is experiencing the potential for significant defaults in financial obligations which it has undertaken. A summary of the potential defaults are as follows:

     FCC Guarantees: Although NHC transferred to NHR approximately $60 million of first and second mortgage notes made by Florida Convalescent Centers, Inc. on fourteen facilities managed by NHC, NHC remained as a guarantor on two Letters of Credit securing in the aggregate approximately $23 million of first mortgage tax-exempt debt on eight of the fourteen centers. Toronto Dominion Bank has approximately $14 million in a Letter of Credit securing tax-exempt notes on six FCC notes. This Letter of Credit matures on March
31, 2000. As a result of negotiations between Toronto Dominion Bank, FCC and NHC, the bank has extended the maturity date of this Letter of Credit for up to six months. To a large extent, NHC is dependent on FCC's successful refinancing of this tax-exempt debt in order to remove its liabilities as a guarantor to the Toronto Dominion Bank. While NHC believes that the asset value of the six facilities securing the Letter of Credit is sufficient to cover NHC's exposure, the failure of FCC to timely refinance the debt could result in an acceleration of the underlying debt, litigation against NHC and a significant demand on NHC's ability to provide short-term replacement financing via its guarantees.

     The Bank of Tokyo/Mitsubishi (BOTM) has an approximate $9 million Letter of Credit on two FCC centers, which are also guaranteed by NHC. Although this Letter of Credit does not mature until March 31, 2001, both NHC and FCC have the obligation to provide substantial collateral in addition to the existing first mortgages to BOTM by April 1, 2000. The failure of either FCC or NHC, or both, to provide this additional collateral could result in substantial litigation against the Company, with results similar to those in the Toronto Dominion Letter of Credit.

     York Hannover Bankruptcy: NHC has guaranteed $5 million of that certain first mortgage debt made by York Hannover to NHI in December 1993. York Hannover sought bankruptcy protection in June 1999 and on December 30, 1999, the six Florida nursing facilities, which secured the NHI note, were acquired by a subsidiary of the first mortgage lender. NHC has remained as a limited ($5 million) guarantor of the outstanding debt, which was collateralized by the pledge of certain marketable securities in the approximate amount of $5 million on June 30, 1999. NHC is no longer managing these facilities. The failure of these facilities to make their payments on the first mortgage notes could result in the acceleration of that indebtedness and an attempt by the first mortgage holder to collect its $5 million guarantee from NHC or the collateral now held by the first mortgage lender.

General

     There is certain additional litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.


                              ITEM 4
       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  The Annual Meeting of the Shareholders was held on April 26, 1999.

    (b)  Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Ernest G. Burgess, III and W. Andrew Adams to serve as directors for a term of three years or until their successors have been fully elected and qualified. Other directors whose terms of office continue are Robert G. Adams, Richard F. LaRoche, Jr., Lawrence C. Tucker,
J. K. Twilla and Olin O. Williams.

                                                    Withholding
                                       Voting For    Authority    Percent For
          -------------------------------------------------------------------
          Ernest G. Burgess, III        8,235,464      15,772         99.8%
          W. Andrew Adams               8,235,853      15,383         99.8%

PROPOSAL NO. 2: Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 1999.

               Voting For      Voting Against      Abstaining     Percent For
               --------------------------------------------------------------
               8,244,575           3,669             2,992          99.9%


                             PART II
                             -------
                              ITEM 5
              MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED UNITHOLDER MATTERS

     The shares of common stock of National HealthCare Corporation are traded on the American Stock Exchange under the symbol NHC. The closing price for the NHC shares on Friday, December 31, 1999 was $5.250 and the price opened at $15.000 on January 4, 1999. On December 31, 1999, NHC had approxi-mately 4,767 shareholders, comprised of 2,567 shareholders of record and an additional 2,200 shareholders indicated by security position listings. The following table sets out the quarterly high and low sales prices of NHC's units of partnership interest/share. As a corporation, NHC paid no dividends during 1998 or 1999.

                                          Stock Prices
                                          High      Low
_____________________________________________________________________________
                       1998
                    1st Quarter         $41.500   $32.000
                    2nd Quarter          38.500    25.250
                    3rd Quarter          31.500    19.875
                    4th Quarter          30.000    14.000
_____________________________________________________________________________
                       1999
                    1st Quarter         $17.250   $ 7.625
                    2nd Quarter           9.750     5.250
                    3rd Quarter          10.688     5.938
                    4th Quarter           7.000     3.375
_____________________________________________________________________________
               The Company does not currently declare or pay dividends.


                             ITEM 6
                    SELECTED FINANCIAL DATA

  The following table represents selected financial information with respect to the Company for the five years ended December 31, 1999. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes. NHC was a partnership through 1997, and consequently had no significant income taxes imposed upon it.

                                Year Ended December 31,
                    ---------------------------------------------------------
                        1999       1998      1997      1996      1995
                    (in thousands, except unit/share and per unit/share data) Operating Data:
Revenue               $440,145  $441,214  $463,477  $386,266  $349,398
Expenses               426,110   451,298   426,260   356,980   328,283
Income (Loss) before
   income taxes         14,035   (10,084)   37,217    29,286    21,115
Income tax provision
   (benefit)             5,652    (3,685)      209       ---       ---
Net income (loss)        8,383    (6,399)   37,008    29,286    21,115

Earnings (Loss) per unit/share:
  Basic                    .73      (.58)     4.17  $   3.48  $   2.67
  Diluted                  .73      (.58)     3.58      2.97      2.32

Balance Sheet Data:
Total assets          $240,319  $249,688  $239,061  $404,740  $355,491
Long-term debt          45,736    56,311    60,227   124,678   100,871
Debt serviced by
  other parties         14,911    15,891    16,676    32,857    40,771
Partners' capital          ---       ---       ---   128,537   108,899
Shareowners' equity     53,636    50,315    37,736       ---       ---


                                   ITEM 7
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Overview--

  National HealthCare Corporation ("NHC" or the "Company" and formerly National HealthCare L.P.) is a leading provider of long-term health care services. NHC operates or manages 101 long-term healthcare centers with 13,501 beds in ten states. NHC provides long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.


Results of Operations--

  The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 1999, 1998 and 1997.


                         Percentage of Net Revenues

Year Ended December 31                    1999           1998            1997
------------------------------------------------------------------------------
Revenues:
   Net patient revenues                    92.3%          91.6%          88.7%
   Other revenues                           7.7            8.4           11.3
   Net revenues                           100.0          100.0          100.0
Costs and Expenses:
   Salaries, wages and benefits            55.0           55.2           55.8
   Other operating                         27.1           26.7           24.1
   Litigation settlement and other
     charges                                0.0            6.4            0.0
   Rent                                    10.6           10.4            5.7
   Depreciation and amortization            2.9            2.7            3.6
   Interest                                 1.2            1.0            2.8
  Total costs and expenses                 96.8          102.3           92.0
   Income (Loss) Before Income Taxes        3.2%          (2.3)%          8.0%

  The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)

                                   1999 vs. 1998             1998 vs. 1997
                                   -------------            ----------------
(dollars in thousands)            Amount   Percent          Amount   Percent

Revenues:
   Net patient revenues         $  2,002      0.5%         $ (6,704)   (1.6)%
   Other revenues                 (3,071)    (8.3)          (15,559)  (29.6)
   Net revenues                   (1,069)    (0.2)          (22,263)   (4.8)
Costs and Expenses:
   Salaries, wages and benefits   (1,082)    (0.4)          (14,977)   (5.8)
   Other operating                 1,463      1.2             5,920     5.3
   Litigation settlement and
     other charges               (28,084)    (100.0)         28,084      --
   Rent                              705      1.5            19,656    74.5
   Depreciation & amortization       858      7.3            (5,033)  (29.9)
   Interest                          952     21.6            (8,612)  (66.2)
      Total costs and expenses   (25,188)     5.6            25,038     5.9
  Income (Loss) Before
      Income Taxes              $ 24,119    239.2%         $(47,301) (127.1)%
                                  ------    -----           -------  ------

  NHC's long-term health care services, including therapy and pharmacy services, provided 94% of net revenues in 1999, 94% in 1998 and 92% in 1997. Homecare programs, which are included in the long-term care services, provided 4% of net revenues in 1999, 5% in 1998 and 8% in 1997.

  The overall census in owned or leased health care centers for 1999 was 93.5% compared to 90.8% in 1998 and 92.2% in 1997. The census excluding acquisitions of new beds and new openings was 93.5%, 92.9% and 94.4%,
respectively,  for the same periods.   NHC opened no new owned or leased
long-term care beds in 1999. In addition, NHC acquired two existing long-term health care centers with 300 beds.

  Approximately 62% (1999), 60% (1998) and 56% (1997) of NHC's net revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized. NHC has submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. NHC has received approval on certain requests and others are pending approval. NHC will record revenues associated with the approved requests when such approvals, including cost report audits, are assured.

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


1999 Compared to 1998

  Excluding a $28.1 million non-recurring charge occurring in 1998, operating results in 1999 include a 0.2% decrease compared to the same period in 1998 in net revenues and a 22.0% decrease in income before taxes.

  As shown in the above tables, patient revenues for NHC increased 0.5% in 1999 compared to 1998. The increase in patient revenues were partially the result of continued growth of operations. In 1999, NHC increased the number of owned or leased long-term health care beds by 452 beds from 7,524 beds to 7,976 beds. In addition, the number of owned or leased assisted living units has increased by a net of 139 units from 633 units to 772 units.

  The increased revenues were partially offset by declines resulting from NHC's first year under the federal government's new Prospective Payment System ("PPS"), and decreased levels of service and changes in payment systems for rehabilitative services, homecare services and nursing home operations.

  Other revenues declined 8.3% in 1999. Revenues from managed centers, which are included in the consolidated statements of income in other revenues, decreased 14.9% in 1999 from $24.5 million in 1998 to $20.9 million in 1999 due primarily to the discontinuation of management services to 14 FCC centers as discussed below.

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

  Operating costs have increased in part due to the increased number of beds in operation and the expansion of assisted living services. These increased beds and expansions are expected to provide increased revenues in future periods. Rent increased due primarily to additions to existing rental properties. These operating costs increases were offset in part by supplier rate reductions as a result of renegotiations of supplier contracts for inhalation therapy, pharmacy, x-ray and medical supplies. These cuts were made in response to the lower rates of reimbursement being received under the phase-in of PPS, which began for substantially all of NHC centers on January 1, 1999.

  Depreciation and amortization increased as a result of the placing of newly constructed or purchased assets in service. Interest expense increased in 1999 compared to 1998 due to capitalization of interest for assets under construction and due to increased rates of interest on debt.

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

  Other revenues declined 29.6% in 1998. Revenues from managed centers, which are included in the consolidated statements of income in other revenues, decreased 36.0% in 1998 from $38.3 million in 1997 to $24.5 million in 1998 due primarily to decreased interest income on notes receivable of $94.4 million which were transferred to NHR on December 31, 1997. (See "Litigation" below for factors that may reduce future revenues from management services.)

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

Growth and Development--

  During 1999, NHC grew its long-term health care business by acquiring or constructing additions totaling 452 licensed beds at 7 owned or leased health care centers and totaling 570 licensed beds at 3 managed health care centers. The growth in managed health care centers was more than offset by the discon-tinuance of management of 2,162 beds at 16 centers as discussed below. The total number of owned, leased or managed centers operated by NHC at the end of 1999 was 101 centers and the total number of licensed beds was 13,501.

  During 2000, NHC expects to finish construction on 120 beds at two owned or leased centers and 24 beds at three managed centers.

  As part of its overall long-term health care continuum, NHC has also continued to expand its assisted living services. Assisted living centers provide basic room and board functions for the elderly with on-staff availa-bility to assist in minor medical and living needs on an as needed basis.
NHC currently operates 17 assisted living projects, eight of which are located within the physical structure of a long-term care center or retirement center and eight of which are freestanding.

Liquidity, Capital Resources and Financial Condition--

  Net cash provided by operating activities was $33.6 million for the year ended December 31, 1999, as compared to $28.5 million provided by operating activities for the comparable period in 1998. Cash provided by operating activities for the year ended December 31, 1999 increased from the comparable period in 1998 primarily as a result of the increase in net earnings.

  Net cash used by investing activities was $33.0 million for the year ended December 31, 1999, as compared to $24.9 million for the year ended December 31, 1998. Cash used for the purchase of property and equipment was $22.0 million for the year ended December 31, 1999 and $24.0 million in the comparable period in 1998. Cash collected on notes receivable, net of invest-ments in notes receivable, was $7.4 million in 1999 compared to net cash invested for notes receivable in 1998 of $3.4 million. Cash used for the purchase of marketable securities was $18 million in 1999 compared to $4.2 million in 1998.

  Net cash used in financing activities was $9.2 million for the year ended December 31, 1999 as compared to $8.2 million net cash provided by financing activities in 1998. In the 1999 period, the Company received proceeds from debt issuance of $13.8 million. Payments on debt were $22.7 million in 1999 compared to $4.5 million in 1998. In addition, in 1998 NHC made cash distri-butions to partners of $5.4 million. These cash distributions were discontinued in 1998 with the new "corporate" versus "partnership" structure.

  NHC's current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, its borrowing capacity are expected to be adequate to finance NHC's operating requirements and growth and development plans for 2000 and into 2001.

  For all financial instruments, NHC believes that the financial statement carrying amounts approximate fair value at December 31, 1999.

  NHC has guaranteed approximately $66.1 million of the debt of certain health care centers which NHC manages for others. As a result of the health care industry's generally weak financial position, NHC's negative income as reported in 1998, the bankruptcy of Integrated Health Services Corporation (the lessee for fourteen facilities formerly managed by NHC) in 1999 and the uncertainty engendered by the pendency of the Whistleblower lawsuits discussed above, NHC has experienced and is experiencing the potential for significant defaults in financial obligations which it has undertaken. A summary of the potential defaults are as follows:

  FCC Guarantees: Although NHC transferred to National Health Realty, Inc.
(NHR) approximately $60 million of first and second mortgage notes made by Florida Convalescent Centers, Inc. on fourteen facilities managed by NHC, NHC remained as a guarantor on two Letters of Credit securing in the aggregate approximately $23 million of first mortgage tax-exempt debt on eight of the fourteen centers. Toronto Dominion Bank has approximately $14 million in a Letter of Credit securing tax-exempt notes on six FCC notes. This Letter of Credit matures on March 31, 2000. As a result of negotiations between Toronto Dominion Bank, FCC and NHC, the bank has extended the maturity date of this Letter of Credit for up to six months. To a large extent, NHC is dependent on FCC's successful refinancing of this tax-exempt debt in order to remove its liabilities as a guarantor to the Toronto Dominion Bank. While NHC believes that the asset value of the six facilities securing the Letter of Credit is sufficient to cover NHC's exposure, the failure of FCC to timely refinance the debt could result in an acceleration of the underlying debt, litigation against NHC and a significant demand on NHC's ability to provide short-term replacement financing via its guarantees.

The Bank of Tokyo/Mitsubishi (BOTM) has an approximate $9 million Letter of Credit on two FCC centers, which are also guaranteed by NHC. Although this Letter of Credit does not mature until March 31, 2001, both NHC and FCC have the obligation to provide substantial collateral in addition to the existing first mortgages to BOTM by April 1, 2000. The failure of either FCC or NHC, or both, to provide this additional collateral could result in substantial litigation against the Company, with results similar to those in the Toronto Dominion Letter of Credit.

  York Hannover Bankruptcy: NHC has guaranteed $5 million of that certain first mortgage debt made by York Hannover Nursing Centers, Inc. ("York Hannover") to National Health Investors, Inc. ("NHI") in December 1993. York Hannover sought bankruptcy protection in June 1999 and on December 30, 1999, the six Florida nursing facilities, which secured the NHI note, were acquired by a subsidiary of the first mortgage lender. NHC has remained as a limited ($5 million) guarantor of the outstanding debt, which was collateralized by the pledge of certain marketable securities in the approximate amount of $5 million on June 30, 1999. NHC is no longer managing those facilities. The failure of these facilities to make their payments on the first mortgage notes could result in the acceleration of that indebtedness and an attempt by the first mortgage holder to collect its $5 million guarantee from NHC or the collateral now held by the first mortgage lender.

Cash Dividends--

  NHC may pay dividends at the discretion of the Board of Directors; however, at present, NHC does not anticipate paying dividends.

New Accounting Pronouncements--

  In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that all nongovern-mental entities expense the costs of start-up activities as those costs are incurred. The statement also requires nongovernmental entities to write off any unamortized start-up costs that remain on the balance sheet at the date of adoption. NHC has adopted the provisions of SOP 98-5 effective January 1, 1999. The adoption did not have a material impact on NHC's financial position, results of operations or cash flows.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of
SFAS 133", is effective for fiscal quarters beginning after June 15, 2000. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHC's results of operations or financial position.

Impact of Inflation--

  Inflation has remained relatively low during the past three years. In addition, historical reimbursement rates under the Medicare and Medicaid programs generally have reflected the underlying increases in health care costs and expenses resulting from inflation. For these reasons, the impact of inflation on profitability has historically not been significant. However, NHC's healthcare centers began the three-year phase-in of the new Prospective Payment System under the Medicare program effective during 1999. Although rates paid during the phase-in are based on a blend of historical costs for each center and average historical costs for all U.S. skilled nursing facilities, as adjusted for inflation, the rates to be paid are generally expected to be less than the rates paid under the former retrospective payment system. Therefore, there can be no assurance that future rate increases will be sufficient to offset future inflation increases in NHC's labor and other health care service costs.

Health Care Legislation--

  During 1997, the federal government enacted the Balanced Budget Act of 1997 ("BBA"), which requires that skilled nursing facilities transition to a Prospective Payment System ("PPS") under the Medicare program commencing with the first cost reporting period beginning on or after July 1, 1998. Although PPS went into effect for a small portion of NHC's long-term healthcare centers during 1998, PPS was implemented for the vast majority of NHC's centers effective January 1, 1999. PPS has significantly changed the manner in which NHC's centers are paid for inpatient services provided to Medicare beneficiaries. Under PPS, Medicare pays NHC's centers a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs. PPS is being phased in over a three-year period. During the phase-in, payments are based on a blend of each center's specific historical costs and federally-established per diem rates that are based on an average of all U.S. skilled nursing facilities' historical costs.

  The United States Congress and the Administration - in recognition of the collapse of a significant portion of America's long-term care industry - proposed and enacted certain amendments to the Balanced Budget Act of 1997, the law which most observers believe is primarily responsible for the industry decline. Among the changes enacted in 1999 is a process whereby providers can identify certain of their facilities to be placed immediately on the federal reimbursement rate rather than a three-year transition rate. For facilities in which it is financially advisable to make this change, the Company is so doing. Additionally, (and effective between April 1 and October 31, 2000) approximately fifteen of the highest acuity Medicare reimbursement payment classifications will experience a 20% increase in payment; additionally, all of the Medicare payment categories will undergo an additional 4% increase. These changes will be effective April 1, 2000. Certain relief was also granted to the Company's home health care operations and a $1,500 per patient annual ceiling was lifted for a two-year period on reimbursement for expenditures in connection with the provision of physical, speech, and occupational therapy to the Company's patients. Although these refinements have been well received by the industry, it is the Company's belief that the refinements are insufficient compared to the losses sustained by the industry during 1999.

  Nursing homes and home health agencies have recently been the target of health care reform, from both fraud and reimbursement perspectives. Operation Restore Trust, a demonstration project which has been conducted by the Department of Health and Human Services in five states, is expanding to a dozen more states. "ORT Plus" will continue its focus on fraud in the areas of home health, nursing home and DME suppliers, as well as adding new anti-fraud and abuse targets. The Company will operate nursing homes and home health agencies in five ORT Plus states and could be subject to increased scrutiny. Although NHC's management believes that its home care and nursing home operations are in compliance with applicable laws and regulations, there can be no assurance that the Company and its home care and nursing home operations will not be the subject of an investigation nor that they will be found to be in compliance if investigated. See "Item 3-Legal Proceedings".

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

  NHC settled, during 1998, a lawsuit filed by Florida Convalescent Centers, Inc. ("FCC"), an independent Florida corporation for whom NHC managed 16 licensed nursing centers in Florida. Under the terms of the settlement, NHC purchased two of the 16 FCC long-term health care centers. Additionally, NHC paid a one-time cash settlement of $15.0 million and agreed to pay for any adjustments to previously filed Medicare cost reports and routine cost limit exceptions related to all 16 centers and indemnify FCC for any noninsurance covered liability claims. Finally, FCC had the right to cancel the management contracts for the remaining 14 centers. The management contracts were canceled on July 31, 1999.

  The loss of the management contract and related revenues from these 14 facilities had a material negative impact on NHC's 1999 revenues, even after taking into consideration the purchase of two of the 16 long-term health care centers.

  During 1999, the Company became an unsecured creditor in two bankruptcies which involve approximately $20,000,000 in account receivables and notes owed to NHC by the bankrupt estates. NHC is evaluating the probability of recovering and collecting from these entities, but believes that a substantial portion will not be collectable. The Company has historically provided full reserves for these amounts based on its assessments of the loss exposure to the Company. The Company is not required to fund additional amounts to these parties. The Company will continue to evaluate the carrying value of these investments.

  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of December 31, 1999, the Company and/or its managed centers are defendants in 79 such lawsuits in Florida, compared to 29 in all other states combined.

  The Company is currently engaged in litigation, discussed more fully in Item 3, with an insurance carrier based on the Company's claims that the insurance carrier acted in bad faith in failing to settle certain litigation within policy limits when it had the opportunity to do so. Although the Company believes that it has meritorious claims in this regard, the outcome of this litigation cannot be predicted with certainty. If the lawsuit against the insurance company is not resolved in NHC's favor, this could have a material negative impact on the financial position or results of operations of the Company due to the loss of umbrella insurance coverage for 1995 and 1996.


Year 2000 Compliance--

  NHC developed a plan to address, remediate and test its systems.  NHC's
Year 2000 plan focused on Year 2000 readiness and risks in the following areas:
(1) mainframe computer operations, critical applications and related networks,
(2) personal computer hardware and software, (3) other internal equipment such as infusion pumps, phone systems, monitoring devices and smoke/fire alarms which rely on microchips or telecommunications, (4) third party payors, and (5) other third party vendors utilized by NHC's health care centers such as financial institutions, electrical providers, and food services suppliers. Based on the results of NHC's Year 2000 assessment remediation and testing and based onexperience since January 1, 2000, NHC does not believe that any significant Year 2000 issues continue to exist related to these areas.

  NHC participates in the Medicare and Medicaid programs. NHC is reimbursed under these programs through fiscal intermediaries. NHC has little or no control over the Year 2000 compliance of governmental payors and fiscal intermediaries. NHC will continue to evaluate the Year 2000 readiness of governmental payors and fiscal intermediaries.

  Costs related to NHC's Year 2000 readiness plan have not been material and are not expected to be material in future periods.


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

  Approximately $6.1 million of the Company's notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approxi-mately $260,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments.

  As of December 31, 1999, $27.2 million of the Company's long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. The remaining $39.9 million of the Company's long-term debt and debt serviced by other parties bear interest at variable rates.
Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $230,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments.

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

EQUITY PRICE RISK

  The Company considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stock-holders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of the Company's investments in marketable securities.


                              ITEM 8
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following table sets forth selected quarterly financial data for the two most recent fiscal years.

Selected Quarterly Financial Data

(unaudited, in thousands, except per unit amounts)

                                 1st         2nd         3rd         4th
                               Quarter     Quarter     Quarter     Quarter
1999

Net Revenues                  $107,929    $107,722    $105,677    $118,817
Net Income                       2,237       2,250       1,846       2,050
Basic Earnings Per Unit           .200        .200        .160        .180
Diluted Earnings Per Unit         .200        .200        .160        .180

1998

Net Revenues                  $114,097    $110,986    $108,454    $107,677
Net Income                       2,534       2,782       2,901     (14,616)
Basic Earnings Per Unit           .240        .250        .260      (1.330)
Diluted Earnings Per Unit         .240        .250        .260      (1.330)


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

                                          Director of
                           Position       Managing                 Officer of
                           with the       General                  Managing
                           Company        Partner or    Current    General
                           or Managing    Company's     Term as    Partner or
                           General        Predecessor   Director   Predecessor
Name                 Age   Partner        Since         Expires     Since
------------------------------------------------------------------------------
W. Andrew Adams       54   Chairman of
                           the Board/      1994(CEO)     2002        1973
                           President       1974(Pres.)
J. K. Twilla          73   Director        1972          2001         ---
Olin O. Williams      69   Director        1971          2000         ---
Ernest G. Burgess,
   III                59   Director        1992          2002        1975
Robert G. Adams       53   S. Vice
                           President/
                           Director        1993          2000        1985
Lawrence C. Tucker    57   Director        1998          2001         ---
Richard F. LaRoche,
   Jr.                54   Sr. Vice President/
                           Secretary and
                           General Counsel   --            --        1974
Charlotte Swafford    51   Treasurer         --            --        1985
Donald K. Daniel      53   Vice President/
                           Controller        --            --        1977
Julia W. Powell       50   Vice President/
                           Patient Service   --            --        1985
Joanne G. Batey       55   Vice President/
                           HomeCare          --            --        1989
D. Gerald Coggin      48   Vice President/
                           Government and
                           Rehabilitative     --            --       1994
David L. Lassiter     45   Vice President/
                           Corporate
                           Affairs            --            --       1995
Steven A. Strawn      42   Vice President/
                           Operations         --            --       1995
Kenneth D. DenBesten  47   Vice President/
                           Finance            --            --       1992


     Drs. Twilla and Williams were physicians in private practice in Tennessee for more than 25 years each and are now retired. Dr. Williams serves as Chairman of the Board of the Bank of Murfreesboro, Murfreesboro, Tennessee and both are Directors of National Health Realty, Inc.

     Mr. W. Andrew Adams has been President since 1974 and Chairman of the Board since 1994. He served as president of the National Council of Health Centers, the trade association for multi-facility long-term health care companies. He has an M.B.A. degree from Middle Tennessee State University. Mr. Adams serves on the Board of Directors of David Lipscomb University, Nashville, Tennessee, is President and Chairman of the Board of Directors of National Health Investors, Inc., and National Health Realty, Inc. and serves on the Board of SunTrust Bank in Nashville, Tennessee.

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

     Mr. Tucker (Director) has been with Brown Brothers Harriman & Co. ("BBH&Co."), a private banking company, for 33 years and became a General Partner in January 1979. Mr. Tucker currently serves as a member of the Steering Committee of BBH&Co. He is responsible for the corporate finance activities of BBH&Co., including management of the 1818 Funds, private equity investing partnerships with committed capital exceeding $1.5 billion. Mr. Tucker is a director of MCI WorldCom, Inc., Riverwood International Corporation, VAALCO Energy, Inc., World Access, Inc., National Equipment Services, US Unwired, Inc. and the MCI WorldCom Investment Fund. Mr. Tucker has a B.S. degree from Georgia Institute of Technology and an MBA from the Wharton School of the University of Pennsylvania.

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

     Mr. Strawn (Vice President/Operations) has been with the Company since 1979. He trained in NHC's A.I.T. program and then served both as admini-strator and Regional Vice President before being appointed to the present position in 1995. He has a B.S. degree from Middle Tennessee State University.

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

     Outside directors receive $2,500 per meeting attended. In addition, outside directors receive a stock option to purchase 10,000 shares of NHC common stock at a purchase price equal to the closing price of the Corporation Shares at the closing price on the date of the Corporation's annual meeting. There were five Board meetings during 1999.


                                 ITEM 11
                          EXECUTIVE COMPENSATION

Introduction:

     The Board of Directors have elected to continue unchanged the Company's prior compensation and bonus plans. Their goals in executive compensation and compensation at all levels within the Company are derived from the follow-ing priorities: First, to encourage the achievement of the highest levels of quality in its fields of endeavor; and second, to provide the strongest incentive possible in order to average, over a five year period, a 15% return on shareholder's equity. With these goals in mind, the Company's executive compensation program is based on employee performance rewarded as follows:
(1) the achievement of a return on investment for shareholders; (2) returns generated from stock performance based incentive plans; and (3) from base salary. The following text and tables describe the various components of this plan as were attained and applied during 1998.


Total Compensation:

     Table I sets forth certain information concerning the total compensation paid by the administrative general partner and reimbursed to it by the Company for the year ended December 31, 1999 to the three executive officers of the Company.


Option Plans:

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

     No options were granted to key employees during 1999, however, pursuant to the Plan, non employee directors each receive an option to purchase 10,000 shares on the date of the Annual Meeting and for the closing share price that day. 40,000 units were granted to the four non-employee Directors at $9.375 per share on April 26, 1999.

     At December 31, 1999, an option to purchase 5,000 units at $24.88 per share is outstanding to one director, options to purchase 15,000 shares are outstanding at $30.750 per share to three directors and options to purchase 30,000 shares are outstanding at $39.88 per share to three directors.

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

     Incentive stock options granted under the 1997 Stock Option Plan are intended to qualify for a favorable tax treatment under Internal Revenue Code
Section 422. No individual may be granted incentive stock options under the Corporation Stock Option Plan exercisable for the first time during any calendar year and having an aggregate fair market value in excess of $100,000. If the recipient of an incentive stock option disposes of the underlying shares before the end of certain holding periods (essentially the later of one year after the exercise date or two years after the grant date), he or she will generally recognize ordinary income in the year of disposition in an amount equal to the difference between his or her purchase price and the fair market value of the Corporation common stock on the exercise date. If a disposition does not occur until after the expira-tion of the holding periods, the recipient will generally recognize a capital gain equal to the excess of the disposition price over the price paid by the recipient on the exercise date. The Company generally will not be entitled to a tax deduction for compensation expense on account of the original sales to employees, but may be entitled to deduction if a participant disposes of stock received upon exercise of an incentive stock option under the 1997 Stock Option Plan prior to the expiration of the holding periods.

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

     Table II shows as to the three executive officers: (i) the number of shares as to which options have been granted from January 1, 1997 through December 31, 1999 under the 1994 Option Plan; (ii) the percentage of all shares granted represented by these individuals (iii) the option exercise price per share and the expiration date; and (iv) the potential realizable value of these options assuming both a five percent and ten percent share price appreciation over the next four years.

     Table III identifies for the same three person group all options exercised during 1999, the value realized upon exercise, and the unrealized value of the balance of options outstanding.

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

                                               TABLE I
                                   NATIONAL HEALTHCARE CORPORATION
                                     SUMMARY COMPENSATION TABLE
                                              1997-1999
                 Annual Compensation <F1>                                                          Long Term Compensation
                                                                         ------------------------------------
                                                                               Awards                Payouts
                                                                         -------------------------------------------------
       (a)                 (b)      (c)        (d)            (e)            (f)          (g)          (h)         (i)
                                                           Other annual    Restricted                 LTIP       All Other
Name and Principal                                         Compensation     Stock       Options       Payouts    Compensa-
Position                   Year   Salary ($)  Bonus($)<F4>  ($)<F2>        Awards ($)   SARs (#)<F3)  ($)        tion ($)
---------------------------------------------------------------------------------------------------------------------------
W. Andrew Adams            1999   113,313           <F5>      2,932             -0-           -0-         -0-        -0-
President & CEO            1998   109,478            -0-      4,714             -0-           -0-         -0-        -0-
                           1997   126,806      1,786,842     26,115             -0-           -0-         -0-        -0-

Robert G. Adams            1999   140,940           <F5>      6,607             -0-           -0-         -0-        -0-
Senior VP & COO            1998   140,779            -0-      9,889             -0-           -0-         -0-        -0-
                           1997   140,553        883,626      3,817             -0-           -0-         -0-        -0-

Richard F. LaRoche, Jr.    1999   127,802           <F5>      2,782             -0-           -0-         -0-        -0-
Sr. VP & Secretary         1998   126,588            -0-     18,034             -0-           -0-         -0-        -0-
                           1997   135,159      1,086,355     14,904             -0-           -0-         -0-        -0-

<F1> Compensation deferred at the election of an executive has been included in salary columns (c) and  (d).
<F2> Includes (a) life insurance benefit, (b) 401-K matching contribution, (c)
nonqualified deferred compensation matching contribution, (d) ESOP contribution.
<F3> These officers also received stock options from National Health Investors,
Inc. in 1993 , 1995, and 1997 which are disclosed in that Company's Form 10-K. No other Restricted Stock Awards, Options/SARs, or LTIP Payouts were given in 1996, 1997, or 1998.
<F4> These officers also received bonuses from National Health Investors, Inc.
and National Health Realty, Inc. which are disclosed in those Company's Form 10-K or proxy statements.
<F5> No bonus has been declared or paid for 1999.

                                              TABLE II
                                   NATIONAL HEALTHCARE CORPORATION
                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                          December 31, 1999
                                                                        Potential Realizable
                                                                        Value at Assumed
                                                                        Annual Rates of Unit
                                                                        Price Appreciation
                                                                        for Option Term <F2>
                Individual Grants                                       --------------------
       (a)            (b)            (c)           (d)          (e)         (f)       (g)
                                   % of Total
                                   Options/SARs
                                   Granted to    Exercise or
                   Options/SARs    Employees in  Base Price    Expiration
                   Granted(#)<F1>  Fiscal Year   Price ($/Sh)     Date      5%($)    10%($)
-------------------------------------------------------------------------------------------
W. Andrew Adams            -0-           -0-          -0-          -0-       -0-       -0-
President & CEO

Robert G. Adams            -0-           -0-          -0-          -0-       -0-       -0-
Sr. VP

Richard F. LaRoche, Jr.    -0-           -0-          -0-          -0-       -0-       -0-


<F1> No options were awarded during 1998 to Executive Officers
<F2> Based on remaining option term (if any) and annual compounding.

                                              TABLE III
                                   NATIONAL HEALTHCARE CORPORATION
                         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                    AND FY-END OPTION/SAR VALUES
                                          December 31, 1999
                                                    Number of        Value of
                                                    Unexercised      Unexercised
                                                    Options/SARs     in-the-Money
                                                    at FY-End (#     Options/SARs
                                                                     at FY-End ($)
                                                    ------------------------------
                       Shares            Value      Exercisable/     Exercisable/
Executive              acquired          Realized   Unexercisable    Unexercisable
Officers               on Exercise (#)   ($)<F1>
----------------------------------------------------------------------------------
W. Andrew Adams,          -0-              -0-           -0-              -0-
President & CEO

Robert G. Adams,          -0-              -0-           -0-              -0-
Sr. VP

Richard F. LaRoche,       -0-              -0-           -0-              -0-
Jr., Sr. VP

<F1> Market value of underlying securities at exercise date, minus the exercise or base price.

Employee Stock Ownership Plan:

     In 1986 National Health Corporation ("National"), the former partnership's Administrative General Partner adopted as its Employee Stock Ownership Plan and Trust ("ESOP") the ESOP previously sponsored by the Company's corporate predecessor. The ESOP is a qualified pension plan under Section 401(a) of the Internal Revenue Code. National makes contributions to the ESOP for all employees and is reimbursed for same by the Company. Employees make no contri-butions. All contributions are used by the ESOP to purchase "qualifying employer securities" which is the Common Stock of National. These securities are allocated among National's employees who participate in the ESOP in the ratio of the employee's wages to the total wages of all partici-pating employees during that fiscal year. Participating employees are all employees, including officers, who have earned one year of service by working more than 1,000 hours during the fiscal year.

     On January 20, 1988, National formed a Leveraged Employee Stock Purchase Plan (Leveraged ESOP). During 1988, the Leveraged ESOP borrowed, in two separate transactions, $88.5 million from four commercial banks, the proceeds of which were used to purchase additional stock from National. National, in turn, purchased eight (8) health care centers from the Company and contracted with the Company to manage these centers for a 20-year period. National also loaned $8.5 million to City Center, Ltd. to construct a 15-story office building in Murfreesboro, Tennessee, approximately 67% of which is occupied by the Company. In late 1988, National entered into a Loan Agreement with the Company and advanced $50,000,000 to the Company to be used by the Company to pay off its existing $30,000,000 revolving line of credit, with the balance to be used for acquisition, development and general working capital needs. In September of 1988, the original ESOP was merged into the Leveraged ESOP so that as of December 31, 1998, the employees still participated in only one qualified plan. On December 28, 1990, the Leveraged ESOP borrowed
$50,000,000 from three commercial lenders, the proceeds of which were used as an equity contribution to National, which in turn loaned said proceeds to the Company at 8.48% fixed rate of interest. The proceeds were used for acquisi-tion and new construction.

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

     The amounts contributed to the ESOP in 1999 and allocated to the Company's executive officers are included in Table I, and total $7,128.


Employee Stock Purchase Plan:

     The Company has established its Employee Stock Purchase Plan for employees. Pursuant to the Plan, eligible employees may purchase Company common stock through payroll deductions at the lesser of the closing asked price of the common stock as reported on the American Stock Exchange on the first trading or the last trading day of each year. At the end of each year, funds accumulated in the employee's account will be used to purchase the maximum number of shares at the above price. The Company makes no contri-bution to the purchase price. 116,081 shares were issued pursuant to the Plan in January, 2000, with all payroll deductions being made in 1999.

     All employees (including officers and directors) may elect to parti-cipate in the Plan if they meet minimum employment requirements. The maximum payroll deduction is the employee's normal monthly pay. Participating employee's rights under the plan are nontransferable. Prior to the end of a year, a participant may elect to withdraw from the Plan and the amount accumulated as a result of his payroll deductions shall be returned to him without interest. Any terminated employee immediately ceases to be a participant and also receives his or her prior contributions.

     In no event may a participant in the Plan purchase thereunder during a calendar year, common stock having a fair market value more than $25,000.

     The stock purchased pursuant to the Plan are freely tradeable, except for any shares held by an "affiliate" of the Company, which would be subject to the limitations of Rule 144.

     Only Mr. LaRoche of the Company's executive officers participated in this Plan during 1999 and if there had been a positive spread between the purchase price and the then fair market price for this individual, it would have been included in Table I.


401(K) Plan:

     The Company and its affiliates offer a 401(K) Plan for all employees who are over 18 years of age. The Board of Directors has authorized a matching contribution to be made for 50% of contributions with contributions being matched up to 2.5% of quarterly gross wages. No employee may contribute more than 15% of wages to the Plan, and employees who earn more than $66,000 were limited to a contribution of no more than $3,500. These matching funds will be used to purchase Company stock on the open market, which shares will vest in the employees account only after the employee has achieved five years of vesting service. A total of $1,176,366 was contributed to the Plan as matching contributions for 1999.


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

     The following tables show, as to each executive officer whose indebted-ness exceeded $60,000, the largest aggregate amount of such indebtedness since December 31, 1997 and the present outstanding balance.

                                                      Financing Plan
                                             ------------------------------
                                              Largest           Balance out-
                                              Aggregate       standing as of
                                             Indebtedness        12/31/99

W. Andrew Adams               Pres. & CEO    $ 4,101,131         $1,641,920
Robert G. Adams               Sr. VP & Dir.    2,426,309          1,206,950
Richard F. LaRoche, Jr.       Sr. VP & Sec.    2,418,076          1,181,200
Ernest G. Burgess             Director         1,309,368            802,030
J. K. Twilla                  Director           169,750                ---
Lawrence C. Tucker            Director               ---                ---
Olin O. Williams              Director           679,462            369,000
All Executive Officers
& Directors as a Group (7)                   $11,104,096         $5,201,100

Obligations to repay the Financing Plan loans are an asset of the Company, but are not reflected as increasing shareholder equity until paid.


                             ITEM 12
                  SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information as to the number of shares of the Company beneficially owned as of December 31, 1999 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to own beneficially 5% or more of the outstanding shares (1,421,700 as of December 31, 1999), (b) by each director, and (c) by all executive officers and directors of the Company as a group. Members of management of the Company listed below are all members of management and/or the Board of Directors, but they disclaim that they are acting as a "group" and the table below is not reflective of them acting as a group:

Names and Addresses                Number of Shares(1)      Percentage of
of Beneficial Owner                Beneficially Owned       Total Shares
--------------------------------------------------------------------------
W. Andrew Adams, President &
Chief Executive Officer                 1,122,064             9.80%
801 Mooreland Lane
Murfreesboro, TN  37128

Dr. J.K. Twilla, Director                  93,392              .87%
525 Golf Club Lane
Smithville, TN   37166

Dr. Olin O. Williams, Director            152,345             1.30%
2007 Riverview Drive
Murfreesboro, TN   37129

Robert G. Adams, Director, Sr. V.P.       481,432             4.20%
and Chief Operating Officer
2217 Tomahawk Trace
Murfreesboro, TN  37129

Ernest G. Burgess, Director               199,320             1.70%
2239 Shannon Drive
Murfreesboro, TN  37129

Richard F. LaRoche, Jr., Sr. V.P.         430,440             3.80%
2103 Shannon Drive
Murfreesboro, TN  37130

National Health Corporation             1,271,147            11.10%
P.O. Box 1398
Murfreesboro, TN   37133

Lawrence C. Tucker, Director              710,155(2)          6.20%
1818 Fund, II
59 Wall Street
New York NY 10005

Nicholas Fund, Inc.,                    2,652,504            23.20%
Nicholas Company, Inc., and
Albert O. Nicholas
700 North Water Street
Milwaukee, WI 53202

All Executive Officers,
  Directors                             3,036,803            26.60%
  as a Group

(1) Assumes exercise of stock options and convertible subordinated debentures outstanding. See "Option Plans".
(2) Mr. Tucker, as a general partner of the 1818 Fund II, is attributed the ownership of the 1818 Fund II shares, but does not claim beneficial ownership thereof. Otherwise, all shares are owned beneficially with sole voting and investment power. Included in the amounts above are 25,000 shares to Mr. Burgess, 20,000 shares to Mr. Tucker,
     30,000 shares to Dr. Twilla, and 25,000 shares to Dr. Williams, of which all may be acquired upon exercise of stock options granted under the Company's 1994 Stock Option Plan and 1997 Stock Option Plan.


                             ITEM 13
          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

National Health Corporation ("National")

     In January, 1988, NHC sold the assets of eight health care centers (1,121 licensed beds) to National for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5% per annum. NHC has agreed to manage the centers under a 20-year management contract for management fees comparable to those in the industry. NHC has a receivable from National for management fees of approximately $3.9 million at December 31, 1999. As of December 31, 1999, National had borrowed $1,947,000 from NHC to finance the construction of additions at two health care centers. These notes are unsecured, mature in 2008 and require monthly principal and interest payments, with interest at the prime rate.

     In January, 1988, NHC obtained long-term financing of $8.5 million from National for its new headquarters building. The note requires quarterly principal and interest payments with interest at 9%. At December 31, 1999, the outstanding balance was approximately $4.1 million. The building is owned by a separate partnership of which NHC is the general partner and the other building tenants are limited partners. NHC has guaranteed the debt service of the building partnership. In addition, NHC's bank credit facility and the senior secured notes were financed through National and National's ESOP.
NHC's interest costs, financing expenses and principal payments are equal to those incurred by National. In October 1991, NHC borrowed $10.0 million from National. This term note requires quarterly interest payments at 8.5% with the entire principal due at maturity in 2008.

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

     National is responsible for: the employment of all persons necessary to conduct the business of the Corporation and set all wages and salaries; the provision of all fringe benefits; the utilization of any qualified leveraged employee stock ownership plan; the payment of pensions, and establishment or continue and carry out pension, profit sharing, bonus, purchase, option, savings, thrift and other incentive and employee benefit plans; the purchase and payment of insurance; the indemnification and purchase of insurance on behalf of any fiduciary of any employee benefit plans and health insurance on behalf of any fiduciary of such plans.

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

     (ii) Exhibits:

     Reference is made to the Exhibit Index, which is found on page 59 of this Form 10-K Annual Report.

b)   Reports on Form 8-K: Filed November 8, 1999.

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


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE

To National HealthCare Corporation:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of National HealthCare Corporation (formerly National HealthCare L.P.) included in Item 14 of this Form 10-K, and have issued our report thereon dated March 15, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule included in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not otherwise a required part of the basic consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




ARTHUR ANDERSEN LLP




Nashville, Tennessee
March 15, 2000




                         NATIONAL HEALTHCARE CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (in thousands)



Column A             Column B       Column C            Column D     Column E
                                    Additions           --------     --------
                               --------------------
                    Balance-   Charged to  Charged                   Balance
                    Beginning  Costs and   to other     Deduct-      -End of
Description         of Period  Expenses    Accounts     ions(1)      Period
-----------         ---------  ---------   --------     ---------    --------

For the year ended
  December 31,
  1997 - Allowance
  for doubtful
  accounts            $4,739     $1,688   $   ---        $  949      $ 5,478

For the year ended
     December 31,
     1998 - Allowance
     for doubtful
     accounts         $5,478     $4,619   $   ---        $2,137      $ 7,960

For the year ended
     December 31,
     1999 - Allowance
     for doubtful
     accounts         $7,960     $5,540   $   ---        $3,222      $10,278

__________
(1)  Amounts written off, net of recoveries.



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

                                   NATIONAL HEALTHCARE CORPORATION


                                   BY:/s/ Richard F. LaRoche, Jr.
                                      Richard F. LaRoche, Jr.
                                      Secretary

Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000, by the following persons on behalf of the registrant in the capacities indicated. Each director of the registrant whose signature appears below hereby appoints W. Andrew Adams and Richard F. LaRoche, Jr., and each of them severally, as his Attorney in Fact to sign in his name on his behalf as a director of the registrant and to file with the Commission any and all amendments of this report on Form 10-K.

/s/ W. Andrew Adams                     /s/ Olin O. Williams
-------------------------------         ----------------------------------
W. Andrew Adams, President              Olin O. Williams, M.D., Director
Executive and Financial Officer


/s/ Robert G. Adams                     /s/ J. K. Twilla
-------------------------------         ---------------------------------
Robert G. Adams, Senior Vice            J.K. Twilla, M.D., Director
President, Director


/s/ Ernest G. Burgess                   /s/ Donald K. Daniel
-------------------------------         ---------------------------------
Ernest G. Burgess, Director             Donald K. Daniel, Vice President
                                        and Principal Accounting Officer

/s/ Lawrence C. Tucker
-------------------------------
Lawrence C. Tucker, Director


                NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
             FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1999
                                  EXHIBIT INDEX

Exhibit
 No.       Description            Page No. or Location
---------  ---------------        --------------------------------
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

 10        Material Contracts     Incorporated by reference
                                  from Exhibits 10.1 thru
                                  10.9 attached to Form
                                  S-4, (Proxy Statement-
                                  Prospectus), as amended,
                                  Registration No. 333-37185
                                  (December 5, 1997)
 10.11    Employee Stock Purchase Specifically incorporated
           Plan                   by reference to Exhibit A
                                  attached to Form S-4, )Proxy
                                  Statement-Prospectus), amended,
                                  Registration No. 333-37185,
                                  (December 5, 1997)

 10.12    1997 Stock Option Plan  Incorporated by reference
                                  from 1997 Proxy Statement/
                                  Prospectus filed on
                                  December 5, 1997

 12       Statements Re: Computation
           of Ratios              Page 61

 13        Report of Independent
           Public Accountants     Exhibit 13 beginning
           Consolidated Statements on Page 62
           of Income Consolidated
           Balance Sheets Consolidated
           Statements of Cash Flows
           Consolidated Statements of
             Partners' Capital
             Notes to Consolidated Financial
             Statements
 22          Subsidiaries of        Specifically incorporated
             Registrant             by reference to Exhibit A
                                    attached to Form S-4, (Proxy
                                    Statement-Prospectus), amended,
                                    Registration No. 333-37185,
                                    (December 5, 1997)

 23        Consent of Independent Page 91
             Public Accountants

 27         Financial Data Schedule (for SEC purposes only)


                                 EXHIBIT 12
                    STATEMENT RE:  COMPUTATION OF RATIOS
              AS REQUIRED BY ITEM 601(b)(12) OF REGULATION S-K
                      NATIONAL HEALTHCARE CORPORATION


                                             December 31
                            1999      1998      1997        1996       1995

Current Assets          $107,496   $119,811   $125,293   $ 80,094   $ 89,440
Current Liabilities     $ 92,659   $ 92,784   $ 80,795   $ 72,803   $ 59,047
  Current Ratio             1.16       1.29       1.55       1.10       1.51

Long-Term Debt and Debt
  Serviced by Other
  Parties               $ 60,647   $ 72,202   $ 76,903   $157,535   $141,642
  Equity                $ 53,636   $ 50,315   $ 37,736   $128,537   $108,899

Long-Term Debt and Debt
  Serviced by Other
  Parties to Equity         1.13       1.43       2.04       1.23      1.30

Net Income (Loss)       $  8,383   $ (6,399)  $ 37,008   $ 29,286   $ 21,115
Average Equity          $ 51,976   $ 44,026   $159,457   $118,718   $104,953

Return on Average
  Equity                   16.1%     (14.6%)     23.2%      24.7%      20.1%

Total Liabilities       $165,540   $177,575   $183,627   $260,037   $231,501

Partners' Capital/
  Shareowners' Equity
  and Deferred Income   $74,779    $ 72,113   $ 55,434   $144,703   $123,990

Total Liabilities to
  Partners' Capital/Share-
  owners' Equity and
  and Deferred Income      2.21        2.46       3.31       1.8        1.9



                            EXHIBIT 13

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Page
                                                           ----
Report of Independent Public Accountants                    64

Consolidated Statements of Income                           65

Consolidated Balance Sheets                                66-67

Consolidated Statements of Cash Flows                      68-69

Consolidated Statements of Shareowners' Equity
    and Partners' Capital                                   70

Notes to Consolidated Financial Statements                 71-90













To National HealthCare Corporation:

     We have audited the accompanying consolidated balance sheets of National HealthCare Corporation (a Delaware corporation and formerly National HealthCare L.P.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareowners' equity and partners' capital, and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of National HealthCare Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consoli-dated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National HealthCare Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP



Nashville, Tennessee
March 15, 2000



NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share and unit amounts)

Year Ended December 31                      1999        1998        1997
-------------------------                 --------    --------    --------
Revenues:
  Net patient revenues                    $406,261    $404,259    $410,963
  Other revenues                            33,884      36,955      52,514
     Net revenues                          440,145     441,214     463,477

Costs and Expenses:
  Salaries, wages and benefits             242,266     243,348     258,325
  Other operating                          119,090     117,627     111,707
  Litigation settlement and
     other charges                             ---      28,084         ---
  Rent                                      46,757      46,052      26,396
  Depreciation and amortization             12,644      11,786      16,819
  Interest  5,353                            4,401                  13,013
     Total costs and expenses              426,110     451,298     426,260

Income (Loss) Before Income Taxes           14,035     (10,084)     37,217

Income Tax Provision (Benefit)               5,652      (3,685)        209

Net Income (Loss)                         $  8,383    $ (6,399)   $ 37,008

Earnings (Loss) Per Share/Unit:
  Basic$    .73                           $   (.58)   $   4.17
  Diluted.73                                  (.58)       3.58

Weighted Average Shares/Units Outstanding:
  Basic                                 11,421,700  11,117,402   8,874,627
  Diluted                               11,421,700  11,117,402  10,838,567


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share amounts)

December 31                                                    1999      1998
-------------------------------------------------------------------------------
Assets

  Current Assets:
  Cash and cash equivalents                                 $  4,054  $ 12,630
  Cash held by trustees                                        4,672     3,871
  Marketable securities                                       30,459    23,207
  Accounts receivable, less allowance for
           doubtful accounts of $10,278 and
           $7,960, respectively                               52,337    54,197
  Notes receivable                                               602    18,182
  Inventory, at lower of cost (first-in,
           first-out method) or market                         5,010     4,207
  Deferred income taxes                                        7,932     2,644
  Prepaid expenses and other assets                            2,430       873
                                                             -------   -------
           Total current assets                              107,496   119,811

  Property, Equipment and Assets Under Arrangement
    With Other Parties:
  Property and equipment, at cost                            157,558   136,247
  Accumulated depreciation and amortization                  (61,107)  (50,498)
  Assets under arrangement with other parties, net             3,475     4,120
           Net property, equipment and assets                -------   -------
             under arrangement with other parties             99,926    89,869

  Other Assets:
  Bond reserve funds, mortgage replacement
           reserves and other deposits                           757       668
  Unamortized financing costs, net                               837       777
  Notes receivable                                             3,381     5,999
  Notes receivable from National                              12,198    12,078
  Deferred income taxes                                        7,826    12,374
  Minority equity investments and other                        7,898     8,112
                                                             -------    ------
           Total other assets                                 32,897    40,008
                                                             -------    ------
           Total assets                                     $240,319  $249,688

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share amounts)

December 31                                                   1999      1998
------------------------------------------------------------------------------
Liabilities and Shareowners' Equity

  Current Liabilities:
  Current portion of long-term debt                         $  6,487  $  3,779
  Trade accounts payable                                      13,285    16,317
  Accrued payroll                                             25,951    23,846
  Amount due to third party payors                            26,923    33,599
  Accrued interest                                               276       235
  Other current liabilities                                   19,737    14,965
                                                              ------    ------
           Total current liabilities                          92,659    92,741

  Long-Term Debt, Less Current Portion                        45,736    56,311
  Debt Serviced by Other Parties, Less Current Portion        14,911    15,891
  Other Noncurrent Liabilities                                11,536    11,248
  Minority Interests in Consolidated Subsidiaries                698       670
  Subordinated Convertible Notes                                 ---       714
  Deferred Income                                             21,143    21,798
  Commitments, Contingencies and Guarantees

  Shareowners' Equity:
  Preferred stock, $.01 par value;
           10,000,000 shares authorized;
           none issued or outstanding                            ---       ---
  Common stock, $.01 par value;
           30,000,000 shares authorized;
           11,553,496 and 11,378,558 shares,
           respectively, issued and outstanding                  115       114
  Capital in excess of par value, less notes
           receivable                                         54,250    52,838
  Retained earnings                                            1,984    (6,399)
  Unrealized gains (losses) on marketable
           securities                                         (2,713)    3,762
                                                              ------     -----
           Total shareowners' equity                          53,636    50,315
                                                              ------    ------
           Total liabilities and shareowners' equity        $240,319  $249,688


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

Year Ended December 31                               1999      1998     1997
                                                    -------------------------
Cash Flows From Operating Activities:
    Net income (loss)                               $ 8,383   $(6,399)   $37,008
    Adjustments to reconcile net income (loss) to
    Net cash provided by operating activities:
        Depreciation                                 11,902    11,328     15,665
        Provision for doubtful accounts receivable    2,318     3,642      1,688
        Amortization of intangibles and deferred
             charges                                    897     1,232        598
        Amortization of deferred income              (2,414)     (413)    (1,334)
        Equity in earnings of unconsolidated
             investments                               (230)     (197)      (201)
        Distributions from unconsolidated
             investments and other                      109       157        160
        Deferred income taxes                         3,531   (10,478)    (4,540)
        Changes in assets and liabilities:
          (Increase) decrease in accounts
              receivable                               (458)    4,127    (22,350)
          Increase in inventory                        (803)     (259)      (376)
          (Increase) decrease in prepaid expenses
              and other assets                       (1,557)     (320)       389
          Increase (decrease) in trade accounts
              payable                                (3,032)    3,507         975
          Increase (decrease) in accrued payroll      2,105   (14,277)      9,160
          Increase (decrease) in amounts due to
            third party payors                        5,981    26,810      (6,346)
          Increase (decrease) in accrued interest        41      (272)        116
          Increase in other current liabilities       4,772     5,792      10,626
          Increase in entrance fee deposits           1,759     4,513         ---
          Increase in other noncurrent liabilities      288       ---         ---
      Net cash provided by operating activities      33,592    28,493      41,238
Cash Flows From Investing Activities:
      Additions to and acquisitions of property
           and equipment, net                       (22,004)  (24,038)    (43,707)
      Investments in notes receivable                (4,234)  (31,639)    (38,436)
  Collections of notes receivable                    11,655    35,042      23,807
      (Increase) decrease in minority equity
          investments and other                        (380)       18      (2,827)
  (Increase) decrease in marketable securities,
        net                                         (17,997)   (4,253)        605
        Net cash used in investing activities       (32,960)  (24,870)    (60,558)
Cash Flows From Financing
Activities:
      Proceeds from debt issuance                    13,830       922      45,319
      Payments on debt                              (22,724)   (4,526)    (27,141)
  Proceeds from issuance of subordinated
           convertible notes                            ---       ---      20,000
      Increase in cash held by trustees                (801)      (37)     (1,560)
      Decrease in minority interests in
           consolidated subsidiaries                    (10)      (93)        (28)
      Issuance of common shares/partnership units       734     1,018       2,344
      Collections of receivables from exercise of
           options                                        8        68      17,375
      Increase in bond reserve funds, mortgage
        replacement reserves and other deposits         (89)     (162)       (365)
      Cash distributions to partners                    ---    (5,388)    (21,021)
      Increase in financing costs                      (156)      ---        (279)
            Net cash provided by (used in)
            financing activities                     (9,208)   (8,198)     34,644
Net Increase (Decrease) In Cash and
Cash Equivalents                                     (8,576)   (4,575)     15,324
Cash and Cash Equivalents, Beginning of Period       12,630    17,205       1,881
                                                     ------    ------      ------
Cash and Cash Equivalents, End of Period            $ 4,054   $12,630     $17,205

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(Continued)

Year Ended December 31                                  1999      1998     1997
----------------------                               ----------------------------
(in thousands, except share and unit amounts)
Supplemental Information:
Cash payments for interest expense                    $ 5,312  $  4,673  $ 12,918

During 1999, 1998 and 1997, $710, $18,438
and $29,756, respectively, of subordinated con-
vertible notes were converted into 46,690,
  1,212,504 and 1,197,119 of NHC's partnership
  units and common stock
      Subordinated convertible notes                  $  (710) $(18,438) $(29,756)
      Financing costs                                      47        10       131
      Accrued interest                                     (8)      (89)      320
  Common stock                                            ---        12       ---
      Partners' capital and shareowners' equity           671    18,505    29,305

During 1998, NHC invested in a note receivable
in exchange for NHC's rights to accounts
receivable
      Accounts receivable                             $   ---  $  9,598  $    ---
      Notes receivable                                    ---    (9,598)      ---

During 1997 and 1996, NHC was released from
its liability on debt serviced by other parties
by the respective lenders
  Debt serviced by other parties                      $   ---  $   ---   $(15,569)
  Assets under arrangement with other parties             ---      ---     15,569

At December 31, 1997, NHC transferred certain assets,
related liabilities and equity to National Health
Realty, Inc., a real estate investment trust
      Net book value of assets transferred            $   ---  $    ---  $239,054
      Mortgage notes payable transferred                  ---       ---   (86,414)
      Equity transferred                                  ---       ---  (152,640)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Shareowners' Equity and Partners' Capital
(in thousands, except share and unit amounts)
                                                                                   Unrealized                      Total Share-
                                                 Receivables  Capital in           Gains                           owners'Equity
                          Common Stock/Units     from Sale    Excess of  Retained  (Losses) on  General   Limited   & Partners'
                         Shares/Units   Amount   of Units     Par Value  Earnings  Securities   Partners  Partners  Capital
                         ------------   ------   ----------   ---------- --------  ----------   --------  --------  --------
Balance at December 31,
       1996               8,467,959   $  ---   $ (22,674)   $   ---    $  ---     $ 2,171       $ 1,408   $147,632  $128,537
  Net income                    ---      ---         ---        ---       ---         ---           370     36,638    37,008
  Unrealized gains on
     securities                 ---      ---         ---        ---       ---       2,216            ---       ---     2,216
                                                                                                                      ------
Total comprehensive
income                                                                                               39,224

  Collection of
     receivables                ---      ---      17,375        ---       ---         ---            ---       ---    17,375
  Units sold                438,094      ---     (11,576)       ---       ---         ---            ---    13,920     2,344
  Units issued in
     conversion of
     convertible notes
     to partnership
     units                1,197,119      ---         ---        ---       ---         ---            ---    29,305    29,305
  Equity transferred to
     National Health
     Realty                     ---      ---         ---        ---       ---         ---         (1,514) (151,126) (152,640)
  Cash distributions
     declared
     ($3.00 per unit)           ---      ---         ---        ---       ---         ---           (264)  (26,145)  (26,409)
                         10,103,172      ---     (16,875)       ---       ---       4,387            ---    50,224    37,736
  Effect of reorgan-
  ization from
  limited partnership
  to corporation                ---      101         ---     50,123       ---         ---            ---    (50,224)     ---
                        -----------     ----     -------     ------       ---       -----           ----    -------    -----
Balance at December
  31, 1997               10,103,172      101     (16,875)    50,123       ---       4,387            ---        ---   37,736
  Net loss                      ---      ---         ---        ---    (6,399)        ---            ---        ---   (6,399)
  Unrealized losses
  on securities (net of
  tax of $418)                  ---      ---         ---        ---       ---        (625)           ---        ---     (625)
Total comprehensive
  loss                                                                                                                (7,024)
Collection of
  receivables                  ---      ---           68        ---       ---         ---            ---        ---       68
     Shares sold            62,882        1          ---      1,017       ---         ---            ---        ---    1,018
     Shares issued in
     conversion of
     convertible notes
     to common shares     1,212,504       12         ---     18,505       ---         ---            ---        ---   18,517

Balance at December
   31, 1998              11,378,558       11     (16,807)    69,645    (6,399)     3,762            ---         ---   50,315
Net income                      ---      ---         ---        ---     8,383        ---            ---         ---    8,383
Unrealized losses on
   securities(net of
   tax of $4,272)               ---      ---         ---        ---       ---     (6,475)          ---          ---   (6,475)
                                                                                                                      ------
   Total comprehensive
     income                                                                                                            1,908
   Collection of
     receivables                ---      ---           8        ---       ---        ---           ---          ---        8
     Shares sold            128,248        1         ---        733       ---        ---           ---          ---      734
     Shares issued in
     conversion of
     convertible notes
     to common shares        46,690      ---         ---        671       ---        ---           ---          ---      671
                         ----------    -----    --------     -------  -------     ------         -----        -----   ------
Balance at December
   31, 1999              11,553,496    $ 115    $(16,799)    $71,049  $ 1,984    $(2,713)        $ ---        $ ---  $53,636


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

     Generally, NHC manages or operates health care centers located in Southeastern, Midwest and Western states in the United States. Most recently, the long-term health care environment has undergone substantial change with regards to reimbursement and other payor sources, compliance regula-tions, competition among other health care providers and relevant patient liability issues. NHC continually monitors these industry developments, as well as other factors that affect its business.

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

Health Care Revenues--

     NHC's principal business is operating and managing long-term health care centers, including the provision of routine and ancillary services. Approximately 62% of NHC's net revenues in 1999, 60% in 1998 and 56% in 1997 are from participation in Medicare and Medicaid programs. Amounts paid under these programs are generally based on fixed rates subject to program cost ceilings. Prior to January 1, 1999, amounts paid under the Medicare program were based on the Company's allowable costs subject to program cost ceilings. However, effective January 1, 1999, the Company was required to transition to a prospective payment system ("PPS") under the Medicare program. PPS has significantly changed the manner in which the Company is paid for inpatient services provided to Medicare beneficiaries. Under PPS, Medicare pays the Company's centers a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs. PPS is being phased in over a three-year period. During the phase-in, payments are based on a blend of each center's specific historical costs and federally established per diem rates that are based on an average of all U.S. skilled nursing facilities' historical costs. During November, 1999, the Congress passed and the President signed the Medicare Refinement Act of 1999 ("MRA-99"). The MRA-99 allows providers to elect to skip the three year phase-in period.
Where advantageous, NHC has so elected commencing January 1, 2000.

     Revenues are recorded at standard billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid and other contractual programs. These allowances and discounts were $84,667,000, $114,275,000 and $99,273,000 for 1999, 1998 and 1997, respectively. Amounts earned under the Medicare, Medicaid and other governmental programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Any differences between estimated settlements and final determi-nations are reflected in operations in the year finalized. For certain years prior to 1999, NHC has submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. NHC has received approval on certain requests, and others are pending approval. NHC will record revenues associated with the approved requests when such approvals, including cost report audits, are assured.

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

     Expenditures for repairs and maintenance are charged against income as incurred. Betterments are capitalized. NHC removes the costs and related allowances from the accounts for properties sold or retired, and any resulting gains or losses are included in income. NHC includes interest costs incurred during construction periods in the cost of buildings ($160,000 in 1999 and $1,344,000 in 1998).

     In accordance with Statement of Financial Accounting Standards No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS 121"), NHC evaluates the recoverability of the carrying values of its properties on a property by property basis. NHC reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

Investments in Marketable Securities--

     NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in share-owners' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

Intangible Assets--

     Any excess of cost over net assets of companies purchased is amortized generally over 20 years using the straight-line method. Deferred financing costs are amortized principally by the interest method over the terms of the related loans. Unamortized excess cost over net assets of companies purchased at December 31, 1999 and 1998 were $3,827,000 and $3,987,000, respectively.

Income Taxes--

     During 1997, NHC was a publicly traded limited partnership.
Accordingly, NHC was not a taxable entity and the earnings of NHC were taxable to the individual partners. Effective December 31, 1997, NHC became a taxable corporate entity. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective December 31, 1997, NHC began recognizing deferred income taxes for the consequences of temporary differences by applying enacted statutory tax rates for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

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

New Accounting Pronouncements--

     In April 1998, the American Institute of Certified Public
Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. The statement also requires nongovern-mental entities to write off any unamortized start-up costs that remain on the balance sheet at the date of adoption. NHC has adopted the provisions of SOP 98-5 effective January 1, 1999. The adoption did not have a material impact on NHC's financial position, results of operations or cash flows.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of SFAS 133", is effective for fiscal quarters beginning after June 15, 2000. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHC's results of operations, financial position or cash flows.


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


Note 3 - Relationship with National Health Realty, Inc.:

Transfer of Assets--

     On December 31, 1997, NHC transferred certain assets including mortgage notes receivable (total book value of $94,439,000), the real property of 16 long-term health care centers, six assisted living facilities and one retirement center (total book value of $144,615,000) and related liabilities (total book value of $86,414,000) to National Health Realty, Inc. ("NHR"), a publicly traded Maryland corporation qualified as a real estate investment trust ("REIT") under federal laws, and NHR/OP, L.P. (the "Operating Partnership"). NHR/OP, L.P. is a Delaware limited partnership which is the operating entity of NHR. In exchange for the assets transferred, NHC received 8,237,423 shares of common stock of NHR, which was all of the then outstanding common stock of NHR. NHC distributed the common stock of NHR to NHC's unitholders at the rate of one share for each unit outstanding on the record date of December 31, 1997. In order to protect the REIT status of NHR, certain NHC unitholders received 1,310,194 units of the Operating Partnership rather than NHR shares.

     NHR was incorporated on September 26, 1997 as a wholly-owned subsidiary of NHC for the purpose of consummating the transactions described herein. The distribution of NHR's common stock to NHC unitholders effectively separated NHC and NHR into two independent public companies, although the Boards of Directors are identical except for one additional member on NHC's Board.

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

     At December 31, 1999, the approximate future minimum base rent commitments to be paid by NHC on non-cancelable operating leases with NHR are as follows:

                         2000                $15,485,000
                         2001                 15,485,000
                         2002                 15,485,000
                         2003                 15,485,000
                         2004                 15,485,000
                         Thereafter           46,455,000

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

     For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC. During 1999 and 1998, NHC's compensation under the Advisory Agreement was $506,000 and $471,000, respectively.

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

     In addition to base rent and debt service rent, NHC must pay percentage rent to NHI equal to 3% of the amount by which gross revenues of each facility exceed the gross revenues of such facility in 1992.
Percentage rent for 1999 and 1998 was approximately $1,189,000 and $2,521,000, respectively.

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

     Base rent expense to NHI was $15,238,000 in 1999, 1998 and 1997. Non-obligated debt service rent to NHI was $5,491,000 in 1999 and $5,338,000 in 1998. At December 31, 1999, the approximate future minimum base rent, non-obligated debt service rent, and obligated debt service rent commitments to be paid by NHC on non-cancelable operating leases with NHI during the initial term are as follows:

                         2000            29,290,000
                         2001            29,313,000
                    Thereafter                  ---

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

     For its services under the Advisory Agreement, NHC has recorded annual compensation of $2,789,000, $3,310,000, and $3,101,000 in 1999, 1998 and 1997,
respectively. However, the payment of such annual compensation is conditional upon NHI having sufficient funds from operations to pay annual dividends of $2.00 per share and upon NHI paying such dividends. NHI met this condition in 1999, 1998 and 1997.

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

Release from Debt Serviced by Other Parties--

     In 1997, NHI prepaid or NHC was released from its obligation on trans-ferred debt in the amount of $15,569,000. Since NHC is no longer obligated on this transferred debt, debt serviced by other parties and assets under arrangement with other parties were reduced by $15,569,000 in 1997. The leases with NHI provide that NHC shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which NHC has been released.

Note 5 - Relationship With National Health Corporation:

Sale of Health Care Centers--

     During 1988, NHC sold the assets (inventory, property and equipment) of eight health care centers (1,121 licensed beds) to National Health Corporation ("National"), the administrative general partner of NHC at the time of the sale, for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5%. NHC has agreed to manage the centers under a 20-year management contract for management fees comparable to those in the industry. With the prior consent of NHC, National sold one center to an unrelated third party in 1997 and two centers to an unrelated third party in 1999; thus, NHC now manages five centers for National. NHC has a receivable from National for management fees of approximately
$3,881,000 and $3,255,000 at December 31, 1999 and 1998, respectively.

     NHC's basis in the assets sold was approximately $24,255,000. The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period.

     As of December 31, 1999, National had borrowed $1,947,000 from NHC to finance the construction of additions at two health care centers. The notes require monthly principal and interest payments. The interest rate is equal to the prime rate, and the notes mature in 2008.

Financing Activities--

          During 1988, NHC obtained long-term financing of $8,500,000 for its new headquarters building from National through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust (the "ESOP"). The note requires quarterly principal and interest payments with interest at 9%. At December 31, 1999 and 1998, the outstanding balance on the note was approximately $4,085,000 and $4,581,000, respectively. The building is owned by a separate partnership of which NHC is the general partner and building tenants are limited partners. NHC has guaranteed the debt service of the building partnership.

     In addition, NHC's $12,390,000 bank credit facility and the $6,119,000 senior secured notes described in Note 11 were financed through National and the ESOP. NHC's interest costs, financing expenses and principal payments are equal to those incurred by National. During 1991, NHC borrowed $10,000,000 from National. The term note payable requires quarterly interest payments at 8.5%. The entire principal is due at maturity in 2008.

Payroll and Related Services--

     The personnel conducting the business of NHC are employees of National, which provides payroll services, provides employee fringe benefits, and maintains certain liability insurance. NHC pays to National all the costs of personnel employed for the benefit of NHC, as well as an administrative fee ($2,131,000 in 1999) equal to 1% of payroll costs. National maintains and makes contributions to its ESOP for the benefit of eligible employees.


Note 6 - Other Revenues:

          Revenues from management services include management fees, interest income on notes receivable due from managed long-term care centers, and revenues from other services provided to managed long-term care centers. "Other" revenues include non-health care related earnings.

(in thousands)

Year Ended December 31                 1999      1998      1997
----------------------               ---------------------------
Revenues from management services    $20,866   $24,522   $38,339
Guarantee fees                           534       581       628
Advisory fees from NHI and NHR         3,295     3,781     3,101
Dividends and other realized
  gains on securities                  2,287     1,498     1,728
Equity in earnings of unconsolidated
  investments                            230       197       201
Interest income                        4,255     3,900     4,333
Other                                  2,417     2,476     4,184

                                     $33,884   $36,955   $52,514


Note 7 - Earnings Per Share/Unit:

     Basic earnings per share/unit is based on the weighted average number of common shares/units outstanding during the year.

     Diluted earnings per share/unit assumes the conversion of the subordi-nated convertible notes and the exercise of options using the treasury stock method. Net income is increased for interest expense on the subordinated convertible notes.

     The following table summarizes the earnings and the average number of common shares/units used in the calculation of basic and diluted earnings per share/unit:

(dollars in thousands, except per share/unit amounts)

Year Ended December 31                      1999           1998          1997
-----------------------                  --------------------------------------
Basic:
  Weighted average common shares/units   11,421,700    11,117,402     8,874,627
  Net income (loss)                     $     8,383   $    (6,399)   $   37,008
  Earnings (loss) per common
          share/unit, basic             $       .73   $      (.58)   $     4.17

Diluted:
  Weighted average common shares/units   11,421,700    11,117,402     8,874,627
  Options                                       ---           ---         5,565
  Subordinated convertible notes                ---           ---     1,958,375
  Assumed average common shares/units
    outstanding                          11,421,700    11,117,402    10,838,567

  Net income (loss)                     $     8,383    $   (6,399)   $   37,008
  Interest expense on subordinated
    convertible notes                           ---           ---         1,809
  Net income (loss) assuming con-
    version of subordinated con-
    vertible notes                      $     8,383    $   (6,399)   $   38,817

  Earnings (loss) per common
    share/unit, diluted                 $       .73    $     (.58)   $     3.58

     For the years ended December 31, 1999 and 1998, the effect of options and subordinated convertible notes have been excluded from the diluted earnings per share as their effect was anti-dilutive.


Note 8 - Investments in Marketable Securities:

          NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in shareowners' equity in accordance with SFAS 115.

          Marketable securities consist of the following:

          (in thousands)
        December 31                         1999                1998
                                      -------------------------------------
                                                   Fair                Fair
                                         Cost     Value      Cost     Value
                                      -------   -------   -------   -------
        Marketable equity securities  $29,735   $22,608   $15,300   $18,644
        U.S. government securities      1,555     1,536     1,109     1,109
        Corporate bonds                 6,570     6,315     3,454     3,454
                                      $37,860   $30,459   $19,863   $23,207


     The amortized cost and estimated fair value of marketable securities classified as available for sale, by contractual maturity, are as follows:

          (in thousands)
          December 31                     1999               1998
                                     -----------------------------------
                                               Fair                 Fair
                                     Cost     Value       Cost     Value
                                   ----------------      ---------------
          Maturities:
          Within 1 year            $ 1,454  $ 1,447    $   ---   $   ---
          1 to 5 years               4,942    4,789      3,689     3,689
          6 to 10 years              1,728    1,615        874       874
          Other securities without
             stated maturity        29,736   22,608     15,300    18,644
                                   $37,860  $30,459    $19,863   $23,207

          Proceeds from the sale of investments in debt and equity securities during the years ended December 31, 1999 and 1998 were $41,000 and $220,000, respectively. Gross investment gains of $10,000 were realized on these sales during the year ended December 31, 1999. Gross investment losses of $13,000 were realized on these sales during the year ended December 31, 1998. Realized gains and losses from securities sales are determined on the specific identification of the securities.


Note 9 - Property, Equipment and Assets Under Arrangement with Other Parties:

     Property and equipment, at cost, consist of the following:
(in thousands)

December 31                               1999           1998
--------------------------            ----------     ----------
Land                                    $ 11,525       $  9,697
Buildings and improvements                59,479         43,437
Furniture and equipment                   81,389         74,655
Construction in progress                   5,165          8,458
                                        --------       --------
                                        $157,558       $136,247

     Assets under arrangement with other parties, net of accumulated depreciation, consist of the following:

(in thousands)
December 31                               1999           1998
---------------------                   --------     ----------
Land                                    $   477        $    517
Buildings and improvements                2,833           3,385
Fixed equipment                             165             218
                                        -------        --------
                                        $ 3,475        $  4,120

Note 10 - Notes Receivable:

          Notes receivable generally consist of loans and accrued interest to managed health care centers and retirement centers for construction costs, development costs incurred during construction and working capital during initial operating periods. The notes generally require monthly payments with maturities beginning in 2000 through 2007. Interest on the notes is generally at prime plus 2%. The collateral for the notes consists of first and second mortgages, certificates of need, personal guarantees and stock pledges.


Note 11 - Long-Term Debt, Debt Serviced by Other Parties and Lease Commitments:

Long-Term Debt and Debt Serviced by Other Parties--

     Long-term debt and debt serviced by other parties consist of the following:

                                            Final
                       Weighted Average     Matur-     Debt Serviced by       Long-Term
                        Interest Rate       ities       Other Parties            Debt
(in thousands)          -------------       -----      ----------------     ---------------
December 31                                             1999     1998       1999      1998
-------------------------------------------------------------------------------------------
Bank credit facility,
interest payable
periodically, principal      variable,
due at maturity                6.3%          2000     $  ---   $  ---       $ 2,000   $20,000
Bank credit facility,
  principal                  variable,
and interest payable
  quarterly                    5.5           2009        ---      ---       12,390    13,273
Senior secured notes,
  principal and interest
  payable semiannually         8.4           2005        ---      ---        6,119     7,751
Notes and other obligations,
  principal and interest
  payable periodically         7.4        2000-2019    4,136    4,238        6,956     8,261
First mortgage revenue
  bonds, principal payable
  periodically,              variable,
  interest payable monthly     5.1        2000-2010   11,770   12,458          ---       ---
Unsecured term note payable
  to National, interest
  payable quarterly,
  principal payable
  at maturity                  8.5           2008        ---      ---       10,000    10,000
Mortgage notes, principal &
  interest payable monthly    10.8           2004        ---      ---       13,763       ---
                                                      15,906   16,696       51,228    59,285
Less current portion                                    (995)    (805)      (5,492)   (2,974)
                                                     $14,911  $15,891      $45,736   $56,311

     The $12,390,000 bank credit facility and the $6,119,000 senior secured notes were borrowed through National. NHC granted certain credits and interest rate concessions related to its management fees from National in obtaining these loans.

     To obtain the consent of various lenders to the transfer of assets, NHI guaranteed certain NHC debt which was not transferred to NHI. A default by NHI under its obligations would default the debt or guarantees of NHC.

     The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 1999 are as follows:

               Long-Term             Debt Serviced
                Debt                By Other Parties       Total

2000         $ 5,492,000              $  995,000        $ 6,487,000
2001           2,812,000                 853,000          3,665,000
2002           2,874,000                 900,000          3,774,000
2003           2,234,000                 993,000          3,227,000
2004          13,705,000               1,161,000         14,866,000

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

Lease Commitments--

     Operating expenses for the years ended December 31, 1999, 1998, and 1997 include expenses for leased premises and equipment under operating leases of $46,757,000, $46,052,000, and $26,396,000, respectively. See Notes 3 and 4 for the approximate future minimum rent commitments on non-cancelable operating leases with NHR and NHI.


Note 12 - Subordinated Convertible Notes:

Notes--

     At December 31, 1999, none of the 6% subordinated convertible notes (the "notes") remain outstanding. The notes were convertible into NHC shares and also into an equal number of NHR shares. During 1999, $710,000 of the notes were converted into 46,690 shares and $4,000 of the notes were paid.

1997 Debentures--

     On October 15, 1997 NHC issued $20,000,000 of 5.75% senior convertible subordinated debentures (the "1997 debentures") due June 30, 2004. At December 31, 1997, all of the 1997 debentures were converted into common shares of NHC at a conversion price of $36.00 per share. NHC issued 555,555 shares of common stock for the 1997 debenture conversions.


Note 13 - Income Taxes:

     The provision (benefit) for income taxes is comprised of the following components:

(in thousands)
Year Ended December 31               1999                1998
-------------------------      -------------------------------------
  Taxes Payable
     Federal                        $ 2,061            $ 5,578
     State                               60                797
                                    -------             ------
                                      2,121              6,375
  Deferred Tax
  Provision (Benefit)
     Federal                          3,084             (8,802)
     State                              447             (1,258)
                                    -------             ------
                                      3,531            (10,060)
    Income Tax Provision            -------            -------
    (Benefit)                       $ 5,652            $(3,685)


     The deferred tax assets and liabilities, at the respective income tax rates, are as follows:

(in thousands)
December 31                           1999             1998
                                   ----------------------------
   Current deferred
   tax asset:
     Allowance for doubtful
     accounts receivable           $ 3,322            $ 2,552
   Accrued liabilities               1,974              1,583
   Unrealized losses on
     marketable securities           2,935                ---
                                    ------             ------
                                     8,231              4,135
   Current deferred tax liability:
     Unrealized gains on marketable
      securities                       ---             (1,337)
     Other                            (299)              (154)
                                    ------             ------
                                      (299)            (1,491)
   Net current deferred tax asset  $ 7,932            $ 2,644

   Noncurrent deferred tax asset:
     Financial reporting
     depreciation in excess
      of tax depreciation          $ 1,578            $   870
     Deferred gain on sale of
      assets                         5,431              5,510
     Deferred guarantee fees           336              1,146
     Net operating loss carryforwards  ---              4,095
     Other                             481                753
     Net noncurrent deferred        ------             ------
      tax asset                    $ 7,826            $12,374

     The provision for income taxes is different than the amount computed using the applicable statutory federal and state income tax rate as follows:

(in thousands)
Year Ended December 31                1999              1998
-------------------------           ------------------------
Tax expense (benefit) at
   statutory rates                 $ 5,474            $(4,034)
Amortization of goodwill                49                135
Other permanent differences            129                214
  Effective tax expense (benefit)  $ 5,652            $(3,685)


Note 14 - Stock Option Plan:

     NHC has incentive option plans which provide for the granting of options to key employees and directors to purchase shares of common stock at no less than market value on the date of grant. The options may be exercised immedi-ately, but NHC may purchase the shares of stock at the grant price if employment is terminated prior to six years from the date of grant. The maximum term of the options is five years. The following table summarizes option activity:

                                           Number of   Weighted Average
                                        Shares/Units     Exercise Price
Options outstanding at
  December 31, 1996                          390,000       $30.99
Options granted                               20,000        46.25
Options exercised                            376,000        31.13
Options expired                                9,000        21.67

Options outstanding at
  December 31, 1997                           25,000        40.05
Options granted                               40,000        39.88
Options exercised                              5,000        38.63

Options outstanding at
  December 31, 1998                           60,000        29.70
Options granted                               40,000         9.38
Options outstanding at
  December 31, 1999                          100,000       $25.56


     At December 31, 1999, all options outstanding are exercisable. Exercise prices on the exercisable options range from $9.38 to $39.88. The weighted average remaining contractual life of options outstanding at December 31, 1999 is 3.5 years.

     Additionally, NHC has an employee stock purchase plan which allows employees to purchase shares of stock of NHC through payroll deductions. The plan allows employees to terminate participation at any time.

     NHC has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, no compensation cost has been recognized in the consolidated statements of income for NHC's stock-based compensation plans. Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHC's earnings per share.

     In connection with the exercise of certain stock options, NHC has received interest-bearing (ranging from 5% to 6.25%), full recourse notes in the amount of $16,799,000 at December 31, 1999. The notes are secured by shares of NHC, shares of NHR, or shares of NHI having a fair market value of not less than 150% of the amount of the note. The principal balances of the notes are reflected as a reduction of shareowners' equity in the consolidated financial statements.


Note 15 - Contingencies and Guarantees:

FCC Litigation--

     In October 1998, NHC and Florida Convalescent Centers, Inc. ("FCC") settled certain litigation which had been ongoing since 1996.

     Under the terms of the settlement, NHC purchased two of the 16 FCC long-term health care centers and related assets through the assumption of approximately $15.9 million of debt on those two centers. The centers NHC purchased are Palm Garden of Pensacola, Florida with 180 beds and Palm Garden of Lake City, Florida with 120 beds. The purchase was consummated effective May 1, 1999. The purchase price for the two centers was allocated to the underlying assets based on their relative fair market values. The consolidated statement of income for 1999 includes the results of operations of the centers since May 1, 1999.

     Also under the terms of the settlement, NHC paid a one-time cash settlement of $15.0 million and further agreed to accept any adjustment to previously filed Medicare cost reports and routine cost limit exception requests related to all 16 FCC centers and indemnify FCC for any noninsurance covered liability claims. In return, FCC transferred all of its rights to Medicare receivables to NHC. Finally, FCC had the right to cancel the management contracts for the remaining 14 centers. The management contracts were terminated July 31, 1999.

     As disclosed at the time of settlement, the loss of the management contract and related revenues from these 14 facilities has had a material negative impact on NHC's earnings even after taking into consideration the purchase of two of the 16 long-term health care centers.

Braeuning Litigation--

     NHC is also a defendant in a lawsuit styled Braeuning, et al vs. National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997, and service of process occurred on July 8, 1997, with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District Court to the Tampa, Florida, District Court. NHC has filed its answer denying the allegations. The suit alleges that NHC submitted Medicare cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleges that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower
Act". NHC has denied all allegations and believes the facts will vindicate its position. The individual plaintiff Braeuning has amended the suit to allege that he was "retaliatorily discharged" from his position due to the filing of the suit. In a March 13, 1998 order denying Braeuning's Motion for Summary Judgment on this issue, the court stated, "that the defendants have submitted a legitimate non-retaliatory reason for firing Mr. Braeuning that casts significant doubt on Mr. Braeuning's likelihood of success on the merits." The individual plaintiff and defendant have currently agreed to stay any proceedings on this allegation while NHC finalizes an internal review of nursing time allocations.

     In October 1996, two managed centers in Florida were audited by represen-tatives of the regional office of the Office of the Inspector General ("OIG"). As part of these audits, the OIG reviewed various records of the facilities relating to allocation of nursing hours and contracts with suppliers of outside services. At one center, the OIG indicated during an exit conference that it had no further questions but has not yet issued a final report. At the second facility, which is one of four named in the Braeuning lawsuit, the OIG determined that certain records were insufficient and NHC supplied the additional requested information. These audits have been incorporated into the Braeuning lawsuit. Florida is one of the states in which governmental officials are conducting "Operation Restore Trust", a federal/state program aimed at detecting and eliminating fraud and abuse by providers in the Medicare and Medicaid programs. The OIG has increased its investigative actions in Florida (and other states in which NHC operates) as part of Operation Restore Trust.

     In regard to the initial allegations contained in the lawsuit, NHC believes that the cost report information of its centers has been either appropriately filed or, upon amendment, will reflect adjustments only for the correction of unintentional misallocations. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. NHC's self audit process has been approved by the plaintiffs and NHC has retained a nationally recognized accounting firm to review the self audit process. All cost report years in question will be reviewed prior to there being further action in this matter at the judicial level. The cost report periods under review include periods from 1991 through 1996, plus the 1997 reports as they were initially filed. The self audit of years 1994 through 1996 has been finalized, and the parties are discussing audit ratio methodologies which could be applied to years 1991 through 1993.

     Adjustments to the reimbursable costs claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by NHC. Under the terms of NHC's settlement with FCC as discussed previously, NHC has agreed to accept any adjustments to previously filed Medicare cost reports and routine cost limit exception requests related to the 16 FCC centers. Negative adjustments to other managed centers would reduce NHC's management fee (6% of net revenue), while adjustments to owned or leased centers would directly impact NHC's consolidated financial statements. NHC intends to continue it's revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC will continue to fully cooperate with the government in an attempt to determine dollar amounts involved, and will and is aggressively pursuing an amicable settlement. NHC cannot predict at this time the ultimate outcome of the Braeuning lawsuit. An adverse determination in the Braeuning lawsuit could subject NHC to settlements which could have a material negative impact on the financial position, results of operations and cash flows of NHC.

     Costs associated with the aforementioned litigation have been included in the "litigation settlement and other charges" caption of the 1998 consolidated statement of income. The $28,084,000 includes the $15,000,000 one-time cash settlement related to the FCC lawsuit and an additional $13,084,000 charge for the assumption of liabilities, expected litigation charges and other liabilities.

Professional Liability and Other Insurance--

     NHC carries a professional liability insurance policy for coverage from liability claims and losses incurred in its health care business. The policy is a fixed premium and occurrence form policy and has no provisions for a retrospective refund or assessment due to actual loss experience.

     The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of December 31, 1999, the Company and/or its managed centers are defendants in 79 such lawsuits in Florida, compared to 29 such lawsuits in all other states combined.

     On March 31, 1999, after the close of business, the insurance carrier covering both NHC and a Florida based six facility nursing home chain managed by NHC contacted NHC's Florida counsel to advise them that a jury in a patient care lawsuit had returned a verdict in excess of professional liability policy limits in compensatory damages, and the jury indicated that punitive damages would be assessed against NHC. Prior to the verdict, the plaintiff's attorney had indicated a willingness to settle this claim within NHC's available policy limits, but the insurance carrier refused to settle. On the evening of March 31, 1999, the insurance carrier asked what, if any, contribution NHC would be willing to make to a settlement to avoid the jury's determination as to the amount of punitive damages to be assessed. NHC's Florida counsel, unable to reach NHC management after the close of business, advised the insurance carrier's vice president that the insurance carrier should do whatever it deemed appropriate to protect the interests of its insured, who had already been substantially damaged by the carrier's failure to settle the case within policy limits. The insurance carrier then entered into a settlement of the compensatory and punitive claim against NHC in an amount materially greater than policy limits and the initial jury verdict. The settlement was far in excess of what the insurance carrier could have settled the claim prior to or during the trial.

     Unsure as to whether the carrier will seek to assert a claim against NHC and/or the owner or, alternatively, that the carrier might seek to claim that the coverage be divided between NHC's umbrella policy issued for separate calendar years, NHC has filed for declaratory judgment in the Chancery Court of Rutherford County, Tennessee asking the court to find that the settlement was made in bad faith and that the insurance carrier should be responsible for the entire amount of the judgment. The insurance carrier has moved the case into the federal district court in Nashville, Tennessee. In the interim, York Hannover filed for bankruptcy protection. The court appointed trustee for York Hannover has filed a similar lawsuit against the insurance carrier in the Florida bankruptcy court. When the issue is decided, if the insurance carrier asserts a claim against NHC and is successful in requiring NHC to pay any excess over the covered amount, the resulting payment would have a material impact on NHC's earnings and cash flows.

     Due to liberal statutory provisions in the State of Florida as well as an active and specialized plaintiff's bar, the entire long-term care industry has seen a drastic increase in liability claims, reserves, settlements, and judgments over the last several years. As a result, the Company's professional liability insurance premium for its owned and managed centers (28 of which are in Florida currently, plus 14 FCC centers from prior years) has increased from $1,995,000 in 1998 to $3,200,000 in 1999. Additional increases in premiums and deductible amounts will also occur for policy year 2000. Additionally, each center now has a significant per claim deductible, with the deductible being capped in the aggregate for all owned and managed centers at a total of $3,180,000 for the policy year ended December 31, 1999. Given the current legal environment in the State of Florida, plus the unapproved and bad faith settlement entered into by NHC's carrier in the previously discussed York Hannover case, NHC believes there is a potential of uninsured liability in excess of insurance coverage for the years 1995 and 1996, which amount is not quantifiable at the present time. Any judgments or settlements above the Company's specific center and umbrella coverage may have a material adverse impact on NHC's earnings and cash flows.

     NHC has assumed certain risks related to health insurance and workers' compensation insurance claims of the employees of National and its managed facilities. The liability for reported claims and estimates for incurred but unreported claims of the managed facilities is $13,327,000 and $9,066,000 at December 31, 1999 and December 31, 1998, respectively. The liability is included in other current liabilities in the consolidated balance sheets.
NHC remits for the claims with regards to National's employees utilized by NHC on a monthly basis. The amounts are subject to adjustment for actual claims incurred.

Guarantees and Related Events--

     In order to obtain management agreements and to facilitate construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the centers' first mortgage bond debt
(principal and interest). For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amount outstanding under the guarantees is approximately $66,090,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 7.3% at December 31, 1999. In management's opinion, these guarantee fees approximate fees that NHC would currently charge to enter into similar guarantees.

     All of the guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable and, in certain instances, by the personal guarantees of the owners of the facilities. The borrower has granted second mortgages over the relevant properties in favor of NHC. Such rights may be enforced if NHC is required to pay under its guarantees.

     On October 15, 1999, The Bank of Tokyo-Mitsubishi gave NHC written notice of default on NHC's guarantee of approximately $9,800,000 of tax exempt bonds secured by The Bank of Tokyo-Mitsubishi's letter of credit and demanded payment. NHC has offered to collateralize its guarantee by pledging approxi-mately $4,000,000 of marketable securities with The Bank of Tokyo-Mitsubishi to leave its letter of credit outstanding through April 1, 2001. The Bank has not accepted this offer. The bonds are also secured by first mortgages on two licensed nursing homes owned by FCC and leased to Integrated Health Services, Inc. Although NHC does not believe it will ultimately have to sustain a loss on this guarantee, it could experience some negative arbitrage which would adversely impact its cash flows.

     In April 1999, foreclosure proceedings by a first mortgage lender were commenced against six long-term health care centers in Florida which are managed by NHC and for which NHC has extended its corporate guaranty in the amount of $5,000,000. The centers are owned by Stockbridge Investment Partners, Inc. and its subsidiary York Hannover Nursing Centers, Inc. (collectively "York Hannover"). Events leading to the foreclosure included the violation of the financial covenants contained in the first mortgage loan agreement and the failure to make timely payments of principal and interest. On June 6, 1999, the owners placed these companies into a voluntary Chapter
11 Bankruptcy proceeding, and a Trustee for the estate was appointed in August 1999.

     NHC was called upon by the first mortgage lender to either make payment in full under NHC's guarantee, or collateralize the same. The guarantee was collateralized at June 30, 1999 with marketable securities in the approximate amount of the guarantee. On December 30, 1999, the first mortgage lender purchased from York Hannover for approximately $25,900,000 (the then current first mortgage balance) all of the real estate, property and equipment of the six long-term health care centers. However, NHC could still be required to make payment under the guarantee. If the guarantee is ultimately called, the amount of NHC's payment depends upon the underlying value of the properties. Any such payments by NHC could have a material adverse impact on NHC's earnings, financial position and cash flows.

     NHI has guaranteed certain of the debts of NHC. NHC has agreed to indemnify and hold harmless NHI against any and all loss, liability or harm incurred by NHI as a result of having to perform under its guarantee of any or all of the guaranteed debt.

Customer Bankruptcies --

     On November 5, 1999, NHC was informed that a substantial debtor of its rehabilitation division had filed for Chapter 11 protection in the United States Bankruptcy/District Court in Wilmington, Delaware. The debtor is an affiliate of Lenox Healthcare, Inc. of Pittsfield, Massachusetts. NHC has been advised by the debtor that the revenue reductions imposed by the Balanced Budget Act of 1997 have resulted in Lenox's inability to reimburse its rehabilitation service providers such as NHC. The debt is collateralized by second mortgages on certain licensed nursing facilities, a first lien on certain accounts receivables, and the assignment of a number of limited partnership and corporate shareholder interests.

     NHC also manages nine other nursing homes owned in part by Mr. Tom Clarke, the owner of Lenox Healthcare, Inc. Six of these properties (the York
Hannover centers) are currently in bankruptcy and have been purchased, effective December 30, 1999, by the first mortgage holder as discussed above. Two of the nine facilities are not in bankruptcy and are in compliance with all the terms and conditions of the applicable management agreements. The third facility is located in Carthage, Tennessee and may be impacted by the bankruptcy.

     NHC is currently an unsecured creditor in the above bankruptcies which involve approximately $20,000,000 in account receivables and notes owed to NHC by the bankrupt estates. NHC is evaluating the probability of recovering and collecting from these entities, but believes that a substantial portion will not be collectable. The Company has historically provided full reserves for these amounts based on its assessments of the loss exposure to the Company. The Company is not required to fund additional amounts to these parties.
The Company will continue to evaluate the carrying value of these investments.


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

Notes receivable--

     The fair value of NHC's notes receivable is estimated based on the current rate offered by NHC or comparable parties for the same or similar types of notes receivable of the same or similar maturities and is approxi-mately the same as the carrying amount.

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




Nashville, Tennessee
March 27, 2000