Form 10-Q
period 2000-03-31
NATIONAL HEALTHCARE CORP
filed 2000-05-22
CIK 1047335

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 of 15(d)
                 of the Securities Exchange Act of 1934


For quarter ended   March 31, 2000      Commission file number 333-37185



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

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 NATIONAL HEALTHCARE CORPORATION

       INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
                                                    Three Months Ended
                                                         March 31
                                                 2000           1999
                                                       (in thousands)
REVENUES:
  Net patient revenues                      $   108,783      $   99,247
  Other revenues                                  6,618           8,682
     Net revenues                               115,401         107,929

COSTS AND EXPENSES:
  Salaries, wages and benefits                   64,132          61,561
  Other operating                                30,470          27,248
  Rent                                           11,889          10,968
  Depreciation and amortization                   3,328           2,807
  Interest                                        1,692           1,586
     Total costs and expenses                   111,511         104,170

Income Before Income Taxes                        3,890           3,759

Income Tax Provision                             (1,511)         (1,522)

NET INCOME                                  $     2,379      $    2,237

EARNINGS PER SHARE:
  Basic                                     $       .21      $      .20
  Diluted                                   $       .21      $      .20

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                     11,552,974       11,412,987
  Diluted                                   11,552,974       11,428,327




The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   NATIONAL HEALTHCARE CORPORATION

            INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                ASSETS

                                                 March 31    December 31
                                                   2000         1999
                                               (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $  3,767      $  4,054
  Cash held by trustees                             5,671         4,672
  Marketable securities                            30,418        30,459
  Accounts receivable, less allowance for
    doubtful accounts of $11,073 and $10,278       53,465        52,337
  Notes receivable                                    602           602
  Inventory at lower of cost (first-in,
    first-out method) or market                     4,839         5,010
  Deferred income taxes                             9,929         7,932
  Prepaid expenses and other assets                 6,551         2,430
  Total current assets                            115,242       107,496

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                  160,419       157,558
  Less accumulated depreciation and
    amortization                                  (64,103)      (61,107)
  Assets under arrangement with other parties       3,322         3,475
  Net property, equipment and assets under
    arrangement with other parties                 99,638        99,926

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                       775           757
  Unamortized financing costs                         816           837
  Notes receivable                                 14,584         3,381
  Notes receivable from National                   12,301        12,198
  Deferred income taxes                             8,170         7,826
  Minority equity investments and other            10,646         7,898
  Total other assets                               47,292        32,897

                                                 $262,172      $240,319


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                   NATIONAL HEALTHCARE CORPORATION

            INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                 LIABILITIES AND SHAREOWNERS' EQUITY
                                                 March 31      December 31
                                                   2000           1999
                                               (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt             $ 20,112           $   4,487
  Short-term borrowings                           17,000               2,000
  Trade accounts payable                          18,695              13,285
  Accrued payroll                                 18,842              25,951
  Amount due to third-party payors                27,495              26,923
  Accrued interest                                   604                 276
  Other current liabilities                       27,273              19,737
  Total current liabilities                      130,021              92,659

Long-term debt, less current portion              29,550              45,736
Debt serviced by other parties, less
   current portion                                14,802              14,911
Other noncurrent liabilities                      11,536              11,536
Minority interests in consolidated subsidiaries      709                 698
Deferred income                                   22,091              21,143
Commitments, contingencies And guarantees

SHAREOWNERS' EQUITY:
  Preferred stock, $.01 par value;
  10,000,000 shares authorized;
  none issued or outstanding                         ---                ---
  Common stock, $.01 par value;
  30,000,000 shares authorized;
  11,548,996 and 11,553,496 shares,
  respectively, issued and outstanding               115                 115
  Capital in excess of par value,
  less notes receivable                           54,258              54,250
  Retained earnings                                4,363               1,984
  Unrealized losses on securities                 (5,273)             (2,713)
  Total shareowners' equity                       53,463              53,636

                                                $262,172           $ 240,319





The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                        NATIONAL HEALTHCARE CORPORATION
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                    Three Months Ended
                                                          March 31
                                                      2000          1999
                                                       (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                $ 2,379   $  2,237
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                              3,140      2,605
    Provision for doubtful accounts receivable                  795        569
    Amortization of intangibles and deferred charges            211        220
    Amortization of deferred income                             (68)      (134)
    Equity in earnings of unconsolidated investments            (61)       (59)
    Distributions from unconsolidated investments               136          8
    Deferred income taxes                                      (613)      (176)
    Changes in assets and liabilities:
    (Increase) decrease in accounts receivable               (1,923)     3,478
    (Increase) decrease in inventory                            171       (134)
    Increase in prepaid expenses and other assets            (4,121)    (2,113)
    Increase (decrease) in trade accounts payable             5,410     (8,585)
    Decrease in accrued payroll                              (7,109)    (7,644)
    Increase in amounts due to third party payors               572      6,587
    Increase (decrease) in accrued interest                     328         (6)
    Increase in other current liabilities                     4,536      2,405
    Increase in entrance fee deposits                         1,016        779
     Net cash provided by operating activities                4,799         37

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                           (2,852)    (4,712)
  Investment in notes receivable                            (13,188)      (764)
  Collection of notes receivable                              1,882      4,355
  Increase in minority equity investments and other             ---       (127)
  (Purchase) sale of marketable securities                   (4,247)     1,293
  Net cash provided by (used) in investing activities       (18,405)        45

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                                15,000        ---
  Increase in cash held by trustee                             (999)      (958)
  Increase (decrease) in minority interests in subsidiaries      11        (35)
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits                     (18)       (71)
  Issuance of common shares                                       5         72
  Collection of receivables                                      81        ---
  Purchase of common shares                                     (78)       ---
  Payments on debt                                             (669)      (471)
  Increase in financing costs                                   (14)       ---
  Net cash provided by (used in) financing activities        13,319     (1,463)

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (287)    (1,381)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                4,054     12,630
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 3,767   $ 11,249

Supplemental Information:
  Cash payments for interest expense                        $ 1,364   $  1,592

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                         NATIONAL HEALTHCARE CORPORATION
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Three Months Ended
                                                            March 31
                                                         2000      1999
                                                          (in thousands)

During the three months ended March 31, 1999,
  $710,000, of convertible subordinated
  debentures were converted into 46,690
  shares of common stock:
     Convertible subordinated debentures                    $    ---  $   (710)
     Financing costs                                             ---        47
     Accrued interest                                            ---        (8)
     Common stock                                                ---       ---
     Capital in excess of par value                              ---       671

During the three months ended March 31, 2000, NHC
   acquired $3,000,000 of National Health Investors,
   Inc. preferred stock in exchange for a $3,000,000
   payable to National Health Investors, Inc.
     Minority equity investments and other                  $  3,000  $    ---
     Other current liabilities                                 3,000       ---














The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                                NATIONAL HEALTHCARE CORPORATION
                Interim Condensed Consolidated Statements of Shareowners' Equity
                         (in thousands, except share and unit amounts)
                                                                                       Unrealized  Total
                                                       Receivables                     Gains       Share-
                                    Common Stock       from Sale   Paid in   Retained  (Losses) on Owners'
                                 Shares      Amount    of Shares   Capital   Earnings  Securities  Equity

Balance at December 31, 1999   11,553,496    $  115    $(16,799)   $71,049   $  1,984  $(2,713)    $ 53,636
     Net income                       ---       ---         ---        ---      2,379      ---        2,379
     Unrealized losses on
        securities                    ---       ---         ---        ---        ---   (2,560)      (2,560)
     Total Comprehensive Income                                                           (181)
     Shares sold                    1,000       ---         ---          5        ---      ---            5
     Collection of receivables        ---       ---          81        ---        ---      ---           81
     Shares repurchased            (5,500)      ---         ---        (78)       ---      ---          (78)

Balance at March 31, 2000      11,548,996    $  115    $(16,718)   $70,976   $  4,363  $(5,273)    $ 53,463

Balance at December 31, 1998   11,378,558    $  114    $(16,807)   $69,645   $ (6,399) $ 3,762     $ 50,315
     Net income                       ---       ---         ---        ---      2,237      ---        2,237
     Unrealized losses on
        securities                    ---       ---         ---        ---        ---   (1,901)      (1,901)
     Total Comprehensive Income                                                            336
     Shares sold                    4,446       ---         (12)        84        ---      ---           72
     Shares issued in conversion of
        convertible debentures to
        common shares              46,690       ---         ---        671        ---      ---          671

Balance at March 31, 1999      11,429,694    $  114    $(16,819)   $70,400   $ (4,162) $ 1,861     $ 51,394


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2000
                           (Unaudited)

Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

     The financial statements of National HealthCare Corporation ("NHC") for the three months ended March 31, 2000 and 1999, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2000. The interim condensed balance sheet at December 31, 1999 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in NHC's Form 10-K for the year ended December 31, 1999.


Note 2 - OTHER REVENUES:
                                            Three Months Ended
                                                 March 31
                                              2000      1999
                                              (in thousands)

          Revenue from managed centers       $ 3,067   $ 5,922
          Guarantee fees                         121       132
          Advisory fee from NHI                  720       703
          Advisory fee from NHR                  119       118
          Earnings on securities               1,108       398
          Equity in earnings of
            unconsolidated investments            61        59
          Interest income                        674       757
          Other                                  748       593
                                             $ 6,618   $ 8,682

     Revenues from managed centers include management fees and interest income on notes receivable from the managed centers. "Other" revenues include non-health care related earnings.


Note 3 - INVESTMENTS IN MARKETABLE SECURITIES AND PREFERRED STOCK:

     NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in shareowners' equity in accordance with Statement of Financial Accountant Standards No. 115.

     On March 31, 2000, NHC acquired $3,000,000 of National Health Investors, Inc. ("NHI") Preferred Stock, convertible at $12.00 per share into NHI common stock after December 31, 2000. The shares pay dividends at the rate of 8% through June 30, 2000, at the rate of 10% from July 1, 2000 through September 30, 2000, and at the rate of 12% thereafter. The Preferred Stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost.

     Realized gains and losses from securities sales are determined on the specific identification of the securities.


Note 4 - GUARANTEES AND CONTINGENCIES:

Guarantees and Related Events

     In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $67,763,094 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 6.8% at March 31, 2000.

     As a result of the health care industry's generally weak financial position, the bankruptcy of Integrated Health Services Corporation (the lessee for fourteen facilities formerly managed by NHC) in 1999 and the uncertainty engendered by the pendency of the Whistleblower lawsuits discussed above, NHC has experienced and is experiencing the potential for significant defaults in financial obligations which it has undertaken. A summary of the potential defaults are as follows:

          FCC Guarantees: Although NHC transferred to National Health Realty, Inc. ("NHR") approximately $60 million of first and second mortgage notes made by FCC on fourteen facilities managed by NHC, NHC remained as a guarantor on two Letters of Credit securing in the aggregate approximately $23 million of first mortgage tax-exempt debt on eight of the fourteen centers. Toronto Dominion Bank had approximately $14 million in a Letter of Credit securing tax-exempt notes on six FCC notes. On April 25, 2000, FCC replaced the Toronto Dominion Bank Letter of Credit with one issued by Norwest Bank Minnesota N.A. As a result, NHC was released from this guarantee in April, 2000, except for $3,350,000 which is a secured lien on NHC's owned 180 bed nursing home in Pensacola, Florida.

          The Bank of Tokyo/Mitsubishi ("BOTM") had an approximate $9 million Letter of Credit on two FCC centers, which are also guaranteed by NHC. On April 25, 2000, FCC replaced the BOTM Letter of Credit with one issued by Norwest Bank Minnesota N.A. NHC was released from its guarantee on this indebtedness.

          York Hannover Bankruptcy: NHC had originally guaranteed $5 million of that certain first mortgage debt made by York Hannover Nursing Centers, Inc. ("York Hannover") to NHI in December 1993. York Hannover sought bankruptcy protection in June 1999 and on December 30, 1999, the six Florida nursing facilities, which secured the NHI note, were acquired by a subsidiary of the first mortgage lender.
          NHC has remained as a limited ($3 million) guarantor of the out-standing debt plus the guarantor on a $2,000,000 working capital note, all collateralized by the pledge of certain marketable securities in the approximate amount of $5 million. NHC is no longer managing these facilities. The failure of these facilities to make their payments on the first mortgage notes could result in the acceleration of that indebtedness and an attempt by the first mortgage holder and/or working capital lender to collect their total of $5 million in guarantees from NHC or the collateral now held by the first mortgage lender.


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

Professional Liability Claims

     Due to liberal statutory provisions in the State of Florida as well as an active and specialized plaintiff's bar, the entire long-term care industry has seen a drastic increase in liability claims, reserves, settlements, and judgments over the last several years. As a result, the Company's professional liability insurance premium for its owned and managed centers (22 of which are in Florida currently) has increased from $1,995,000 in 1998 to $3,200,000 in 1999 and $6,700,000 in 2000. Prior to 1999, coverage was secured on a first dollar basis (no deductible). Additionally, for policy years 1999 and 2000, all owned centers have a significant per claim deductible which is capped in the aggregate at $1,225,000 for policy year 1999 and $2,000,000 for policy year 2000. These deductible aggregates must be added to the premium totals for 1999 and 2000. Given the current legal environment, significant additional premiums and retentions going forward may be expected. Given the current legal environment in the State of Florida, plus the unapproved and bad faith settlement entered into by the Company's carrier in the previously discussed York Hannover case, the Company believes there is a potential of uninsured liability in excess of insurance coverage for the years 1995 and 1996, which amount is not quantifiable at the present time. Any judgments or settlements above the Company's specific center and umbrella coverage may have a material adverse impact on NHC's financial position, cash flow and results of operations.


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

          In regard to the allegations contained in the Braeuning lawsuit, NHC believes that the cost report information of the centers has been either appropriately filed or, upon amendment, will reflect adjustments for, among other items, i) the correction of unintentional misallocations; ii) instances in which the self audit process has had to use different source documents due to loss or misplacement of the original source documents and iii) recalculation of Director of Nursing/Assistant Director of Nursing time based upon indirect allocation percentages rather than time studies, as were originally used. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A number of amended cost reports have been filed and NHC has finalized the self-audit process for years 1995 and 1996. NHC's self audit process has been approved by the plaintiffs and NHC has retained a nationally recognized accounting firm to review the self audit process. The cost report periods reviewed include 1991 through 1996. The Company has reached a tentative agreement with the Department of Justice and the Health Care Financing Administration on the use of certain audit ratios to be used to calculate the amount of Medicare overpayment or underpayment for years 1991 thru 1994; thus avoiding a confirmation of the costly self audit process.

     Adjustments to the reimbursable costs claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company; however, under the terms of NHC's 1998 settlement of litigation with Florida Convalescent Centers, Inc. ("FCC"), NHC has agreed to be responsible for any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. In return, any receivables owed to FCC thru 1998 are the property of NHC. Adjustments made to the six centers owned by York Hannover may also be borne by NHC. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue)and could result in claims against NHC as manager by the owners including damages and termination of the management relationships. Adjustments to owned or leased centers would directly impact NHC's financial statements. NHC intends to continue its revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC and the government are aggressively pursuing an amicable settlement. Although no written agreement has been reached, the Company believes the self-audit numbers and ratios plus projected receivables from the government will enable NHC to finalize the litigation without a current adverse income statement effect. Of course, until a written settlement is reached and approved by the Court, an adverse determination in the lawsuit or an agreed upon settlement could include repayments, fines and/or penalties which would have a material negative impact on the financial position, cash flow and results of operations of NHC.


General Liability Lawsuits

     The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of March 31, 2000, the Company and/or its managed centers are defendants in 77 such lawsuits in Florida, compared to 33 in all other states combined.

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

     Unsure as to whether the carrier will seek to assert a claim against NHC and/or the owner or, alternatively, that the carrier might seek to claim that the coverage be divided between the umbrella policy issued for separate calendar years, NHC has filed for declaratory judgment in the Chancery Court of Rutherford County, Tennessee asking the court to find that the settlement was made in bad faith and that the insurance carrier should be responsible for the entire amount of the judgment. The insurance carrier has moved the case into the federal district court in Nashville, Tennessee. The York Hannover bankruptcy Trustee has filed in identical suit in Tampa, Florida against the carrier. If the insurance carrier asserts a claim against NHC and is successful in requiring NHC to pay any excess over the covered amount, then such payment will have a material impact on NHC's financial position, cash flow and results of operations.

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


Note 7. LONG-TERM DEBT:

     As of March 31, 2000, NHC and NHI were in violation of certain financial covenants included in a debt instrument originally financed through the National Health Corporation Leveraged Employee Ownership Plan and Trust.
In addition, NHI no longer meets a requirement that its senior unsecured debt be rated investment grade by Standard & Poor's and Moody's Investment Services. As of March 31, 2000, the total debt balance on the loan was $25,892,000, of which $6,119,000 is the primary obligation of NHC. NHC is not obligated on nor has NHC guaranteed the remaining balance of the loan.
As a result of NHI's investment grade down rating violation, NHI has been delivered a tender notice from the note holders to purchase, between June 10, 2000 and June 15, 2000, all of the $25,892,000 outstanding notes. If NHI does not resolve the investment grade issue, the note holders could accelerate the payment of NHC's $6,119,000 obligation.
As a result of the above violations, other debt owed by NHC totaling $29,266,000 would be cross-defaulted and accelerated and other debt for which NHC is guarantor totaling $28,473,000 could be cross-defaulted and therefore accelerated. These events could have a material adverse impact on the financial position and cash flows of NHC. NHC, NHR and NHI are seeking to refinance the related obligation and are currently in negotiations with the note holders to resolve the financial covenant violations and investment grade rating issues. However, at the current time, NHC is unable to determine the outcome of those discussions. Accordingly, all debt that could potentialy be accelerated as a result of the above violations has been classified as current in the interim condensed con-solidated financial statements as of March 31, 2000. Regardless of whether the notes are purchased by NHI or refinanced, the note holders may assert that NHI is obligated to pay a "make-whole" payment to the note holders to compensate them for lost interest income on this investment. Neither the legal existence of this duty in these circumstances nor the amount of the "make-whole" payment has been determined by the note holders; however, such a payment, if made, could have a material adverse impact on the financial position, results of operations and cash flows of NHC.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

     National HealthCare Corporation ("NHC", or the "Company") operates or manages 106 long-term health care centers with 13,977 beds in 12 states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999.

     Results for the three month period ended March 31, 2000 include a 9.6% increase compared to the same period in 1999 in net revenues and a 6.3% increase in net income.

     The increase in revenues reflect improved PPS rates, improved census mix, and increases in the number of beds operated in long-term nursing care operations.

     Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds by 417 beds from 7,559 beds to 7,976 beds. Also contributing to increased revenues are improved occupancy rates at assisted living centers and at independent living centers.

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, decreased $2.8 million or 48.2% in 2000 from $5.9 million in 1999 to $3.1 million in 2000. The decline is due primarily to the loss of management contracts for 14 centers, owned by Florida Convalescent Centers, Inc. ("FCC"). The FCC management agreements were terminated effective July 31, 1999 pursuant to the 1998 settlement of previously disclosed litigation.

     Total costs and expenses for the 2000 first quarter increased $7.3 million or 7.0% to $111.5 million from $104.2 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $2.6 million or 4.2% to $64.1 million from $61.6 million. Other operating expenses increased $3.2 million or 11.8% to $30.5 million for the 2000 period compared to $27.2 million in the 1999 period. Rent increased $.9 million or 8.4% to $11.9 million from $11.0 million. Depreciation and amortization increased 18.6% to $3.3 million. Interest costs increased $0.1 million to $1.7 million.

     Increases in salaries, wages and benefits are due to long-term care bed additions and the increased occupancy in assisted living and independent living services. Also, bonus and benefit programs have been increased compared to the quarter a year ago. These decreases in costs were offset in part by the increase in staffing levels due to long-term care bed additions and assisted living occupancy improvements and expansions. Further contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

     Increases in operating costs are due primarily to the increased number of beds in operation and the higher occupancies in assisted living and independent living services. Rent increases are due primarily to additions at existing rental properties.

     The total census at owned and leased centers for the quarter averaged 94.0% compared to an average of 93.5% for the same quarter a year ago.

Liquidity and Capital Resources

     NHC generated net cash from operating activities during the first three months of 2000 totaling $4.8 million compared to $0.0 million in the prior year period. The increase in cash generated from operating activities is due to increases in trade accounts payable and current liabilities as compared to the prior period charges for the same items.

     Cash flows used in investing activities during the first three months of 2000 totaled $18.4 million compared to $0.0 million provided in the same period in 1999. Cash used for investments in property, notes receivable, and marketable securities totaled $20.3 million in 2000 compared to $48.1 million in 1999. Collections of notes receivable generated $1.9 million in 2000 compared to $4.4 million in 1999.

     Cash provided by financing activities totaled $13.3 million in the first three months of 2000 compared to cash used of $1.5 million for the same period in 1999. Payments on debt of $0.7 million and increases in cash held by trustees of $1.0 million in 2000 were offset by proceeds from new debt issuance of $15.0 million. In the prior year, cash flows used included $0.5 million for payments on debt and $1.0 million for increases in cash held by trustees.

     At March 31, 2000, the Company's ratio of long-term obligations and deferred income to convertible debt and capital is 1.3 to 1.

     NHC has also guaranteed approximately $67.8 million of the debt of certain health care centers which NHC manages for others. See Note 4 for discussion of the possibility of additional liabilities as a result of its debt guarantees.

     As of March 31, 2000, NHC and NHI were in violation of certain financial covenants included in a debt instrument originally financed through the National Health Corporation Leveraged Employee Ownership Plan and Trust. In addition, NHI no longer meets a requirement that its senior unsecured debt be rated investment grade by Standard & Poor's and Moody's Investment Services. As of March 31, 2000, the total debt balance on the loan was $25,892,000, of which $6,119,000 is the primary obligation of NHC. NHC is not obligated on nor has NHC guaranteed the remaining balance of the loan. As a result of NHI's investment grade down rating violation, NHI has been delivered a tender notice from the note holders to purchase, between June 10, 2000 and June 15, 2000, all of the $25,892,000 outstanding notes. If NHI does not resolve the investment grade issue, the note holders could accelerate the payment of NHC's $6,119,000 obligation. As a result of the above violations, other debt owed by NHC totaling $29,266,000 would be cross-defaulted and accelerated and other debt for which NHC is guarantor totaling $28,473,000 could be cross-defaulted and therefore accelerated. These events could have a material adverse impact on the financial position and cash flows of NHC. NHC, NHR and NHI are seeking to refinance the related obligation and are currently in negotiations with the note holders to resolve the financial covenant violations and investment grade rating issues. However, at the current time, NHC is unable to determine the outcome of those discussions. Accordingly, all debt that could potentially be accelerated as a result of the above violations have been classified as current in the interim condensed consolidated financial statements as of March 31, 2000. Regardless of whether the notes are purchased by NHI or refinanced, the note holders may assert that NHI is obligated to pay a "make-whole" payment to the note holders to compensate them for lost interest income on this investment. Neither the legal existence of this duty in these circumstances nor the amount of the "make-whole" payment has been determined by the note holders; however, such a payment, if made, could have a material adverse impact on the financial position, results of operations and cash flows of NHC.

Cash Dividends

     NHC may pay dividends at the discretion of the Board of Directors. NHC does not anticipate paying dividends.


Impact of Inflation

     Reimbursement rates under the Medicare and Medicaid programs generally reflect the underlying increases in costs and expenses resulting from inflation. For this reason, the impact of inflation on profitability has not been significant.


Health Care Legislation

     During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which requires that skilled nursing facilities transition to a Prospective Payment System ("PPS") under the Medicare program commencing with the first cost reporting period beginning on or after July 1, 1998. Although PPS went into effect for a small portion of NHC's long-term health care centers during 1998, PPS was implemented for the vast majority of NHC's centers beginning January 1, 1999. PPS has significantly changed the manner in which NHC's centers are paid for inpatient services provided to Medicare beneficiaries. Under PPS, Medicare pays NHC's centers a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs. PPS is being phased in over a three-year period. During the phase-in, payments are based on a blend of each center's specific historical costs and federally-established per diem rates that are based on the average costs of all U.S. skilled nursing facilities. In response to the Medicare PPS legislative changes, NHC has implemented strategies that have included a significant reduction in the number of therapy staff positions and renegotiation at lower rates of supplier contracts for inhalation therapy, pharmacy, x-ray and medical supplies. In addition, during November, 1999, Congress passed the Medicare Refinement Act of 1999 ("MRA-99"). The MRA-99 allows providers to elect to skip the three year phase-in period. Where advantageous, NHC has so elected commencing January 1, 2000.

Litigation

Braeuning vs. NHC

     NHC is also a defendant in a lawsuit styled Braeuning, et al vs.
National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997, and service of process occurred on July 8, 1997, with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District Court to the Tampa, Florida, District Court. NHC has filed its answer denying the allegations. The suit alleges that NHC submitted cost reports and routine cost limit excep-tion requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleges that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act".
NHC has denied all allegations and believes the facts will vindicate its position. The individual plaintiff Braeuning has amended the suit to allege that he was "retaliatory discharged" from his position in retaliation for the filing of the suit. In a March 13, 1998 order denying Braeuning's
Motion for Summary Judgment on this issue, the court stated, "That the defendants have submitted a legitimate non-retaliatory reason for firing
Mr. Braeuning casts significant doubt on Mr. Braeuning's likelihood of success on the merits."

     In regard to the allegations contained in the Braeuning lawsuit, NHC believes that the cost report information of the centers has been either appropriately filed or, upon amendment, will reflect adjustments for, among other items, i) the correction of unintentional misallocations; ii) instances in which the self audit process has had to use different source documents due to loss or misplacement of the original source documents and iii) recalculation of Director of Nursing/Assistant Director of Nursing time based upon indirect allocation percentages rather than time studies, as were originally used. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A number of amended cost reports have been filed and NHC has finalized the self-audit process for years 1995 and 1996. NHC's self audit process has been approved by the plaintiffs and NHC has retained a nationally recognized accounting firm to review the self audit process. The cost report periods reviewed include 1991 through 1996. The Company has reached a tentative agreement with the Department of Justice and the Health Care Financing Administration on the use of certain audit ratios to be used to calculate the amount of Medicare overpayment or underpayment for years 1991 through 1994; thus avoiding a confirmation of the costly self audit process.

     Adjustments to the reimbursable costs claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company; however, under the terms of NHC's 1998 settlement of litigation with FCC, NHC has agreed to be responsible for any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. In return, any receivables owed to FCC thru 1998 are the property of NHC. Adjustments made to the six centers owned by York Hannover Nursing Centers, Inc. ("York Hannover") may also be borne by NHC. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue)and could result in claims against NHC as manager by the owners including damages and termination of the management relationships. Adjustments to owned or leased centers would directly impact the Company's financial statements. NHC intends to continue its revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC and the government are aggressively pursuing an amicable settlement. Although no written agreement has been reached, the Company believes the self-audit numbers and ratios plus projected unrecorded receivables from the government will enable it to finalize the litigation without a profit or loss effect. Of course, until a written settlement is reached and approved by the Court, an adverse determination in the lawsuit or an agreed upon settlement could include repayments, fines and/or penalties which will have a material negative impact on the financial position, cash flow and results of operations of NHC.


General Liability Lawsuits

     The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of March 31, 2000, the Company and/or its managed centers are defendants in 77 such lawsuits in Florida, compared to 33 in all other states combined.

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

     Due to liberal statutory provisions in the State of Florida as well as an active and specialized plaintiff's bar, the entire long-term care industry has seen a drastic increase in liability claims, reserves, settlements, and judgments over the last several years. As a result, the Company's professional liability insurance premium for its owned and managed centers (22 of which are in Florida currently) has increased from $1,995,000 in 1998 to $3,200,000 in 1999 and $6,700,000 in 2000. Prior to 1999, coverage was secured on a first dollar basis (no deductible). Additionally, for policy years 1999 and 2000, all owned centers have a significant per claim deductible which is capped in the aggregate at $1,225,000 for policy year 1999 and $2,000,000 for policy year 2000. These deductible aggregates must be added to the premium totals for 1999 and 2000. Given the current legal environment, significant additional premiums and retentions going forward may be expected. Given the current legal environment in the State of Florida, plus the unapproved and bad faith settlement entered into by the Company's carrier in the previously discussed York Hannover case, the Company believes there is a potential of uninsured liability in excess of insurance coverage for the years 1995 and 1996, which amount is not quantifiable at the present time. Any judgments or settlements above the Company's specific center and umbrella coverage may have a material adverse impact on NHC's financial position, cash flow and results of operations.

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

      NHC is currently a secured and unsecured creditor in the above bankruptcies, which involve approximately $20,000,000 in account receivables and notes owed to NHC by the bankrupt estates. NHC is evaluating the probability of recovering and collecting from these entities, but believes that a substantial portion will not be collectable. The Company has historically provided full reserves for these amounts based on its assessments of the loss exposure to the Company. The Company is not required to fund additional amounts to these parties. The Company expects no additional charges or expenses.


Guarantees and Related Events

     As a result of the health care industry's generally weak financial position, the bankruptcy in 1999 of Integrated Health Services Corporation (the lessee for fourteen facilities owned by FCC) and the uncertainty engendered by the pendency of the Whistleblower lawsuits discussed above, NHC has experienced and is experiencing the potential for significant defaults in financial obligations which it has undertaken. A summary of the potential defaults are as follows:

          FCC Guarantees: Although NHC transferred to National Health Realty, Inc. ("NHR") approximately $60 million of first and second mortgage notes made by FCC on fourteen facilities managed by NHC, NHC remained as a guarantor on two Letters of Credit securing in the aggregate approximately $23 million of first mortgage tax-exempt debt on eight of the fourteen centers. Toronto Dominion Bank had approxi-mately $14 million in a Letter of Credit securing tax-exempt notes on six FCC notes. On April 25, 2000, FCC replaced the Toronto Dominion Bank Letter of Credit with a letter of credit issued by Norwest Bank Minnesota N.A. As a result, NHC was released from this guarantee, except for $3,350,000 which is a secured lien on NHC's owned 180 bed nursing home in Pensacola, Florida.

          The Bank of Tokyo/Mitsubishi ("BOTM") has an approximate $9 million Letter of Credit on two FCC centers, which are also guaranteed by NHC. On April 25, 2000, FCC replaced the BOTM Letter of Credit with a letter of credit issued by Norwest Bank Minnesota N.A. As a result, NHC was released from its guarantee on this indebtedness.

          York Hannover Bankruptcy: NHC had originally guaranteed $5 million of that certain first mortgage debt made by York Hannover to NHI in December 1993. York Hannover sought bankruptcy protection in June 1999 and on December 30, 1999, the six Florida nursing facilities, which secured the NHI note, were acquired by a subsidiary of the first mortgage lender. NHC has remained as a limited ($3 million) guarantor of the outstanding debt plus the guarantor on a $2,000,000 working capital note, all collateralized by the pledge of certain marketable securities in the approximate amount of $5 million. NHC is no longer managing these facilities. The failure of these facilities to make their payments on the first mortgage notes could result in the acceleration of that indebtedness and an attempt by the first mortgage holder and/or working capital lender to collect their total of $5 million in guarantees from NHC or the collateral now held by the first mortgage lender.

General

     There is certain additional litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.


Item 3.   Quantitative and Qualitative Information About Market Risk

Interest Rate Risk--

     The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of the Company's cash instruments, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $10.3 million of the Company's notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $17.2 million of the Company's notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $192,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. As of March 31, 2000, $41.2 million of the Company's long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. The remaining $40.3 million of the Company's long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $250,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. The Company does not currently use any derivative instruments to hedge its interest rate exposure. The Company has not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by the Company's senior officers. Therefore, the Company's exposure related to such derivative instruments is not material to the Company's financial position, results of operations or cash flows.


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


                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

              For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 6, page 10, of this Form 10-Q.


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


                                        NATIONAL HEALTHCARE CORPORATION
                                        (Registrant)


Date   May 15, 2000                     /s/ Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary


Date   May 15, 2000                     /s/ Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting Officer