Form 10-Q
period 2000-06-30
NATIONAL HEALTHCARE CORP
filed 2000-08-14
CIK 1047335

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 of 15(d)
                 of the Securities Exchange Act of 1934


For quarter ended   June 30, 2000       Commission file number 333-37185



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

                    Yes   x   No


11,536,096 shares were outstanding as of July 31, 2000.

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         NATIONAL HEALTHCARE CORPORATION

               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                Three Months Ended        Six Months Ended
                                     June 30                  June 30
                                 2000      1999            2000      1999
                               (in thousands)               (in thousands)
REVENUES:
 Net patient revenues      $   108,343    $   98,189     $  217,126    $  197,436
 Other revenues                  7,865         9,533         14,483        18,215
   Net revenues                116,208       107,722        231,609       215,651

COSTS AND EXPENSES:
 Salaries, wages and
  benefits                      65,300        59,779        129,432       121,340
 Other operating                29,660        27,912         60,130        55,160
 Rent                           12,080        11,986         23,969        22,954
 Depreciation and amorti-
  zation                         3,347         2,912          6,675         5,719
 Interest                        1,617         1,330          3,309         2,916
  Total costs and expenses     112,004       103,919        223,515       208,089

Income Before Income Taxes       4,204         3,803          8,094         7,562

Income Tax Provision            (1,723   )    (1,553)        (3,234)       (3,075)

NET INCOME                 $     2,481    $    2,250     $    4,860    $    4,487

EARNINGS PER SHARE:
  Basic                    $       .21    $      .20     $      .42    $      .39
  Diluted                  $       .21    $      .20     $      .42    $      .39

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                     11,545,392    11,429,787     11,549,817    11,413,390
  Diluted                   11,545,782    11,430,050     11,550,012    11,421,191





The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                     NATIONAL HEALTHCARE CORPORATION

              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS

                                                 June 30     December 31
                                                  2000         1999
                                               (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $  7,098      $  4,054
  Cash held by trustees                             3,553         4,672
  Marketable securities                            33,413        30,459
  Accounts receivable, less allowance for
    doubtful accounts of $11,512 and $10,278       51,531        52,337
  Notes receivable                                    602           602
  Inventory at lower of cost (first-in,
    first-out method) or market                     4,923         5,010
  Deferred income taxes                             9,582         7,932
  Prepaid expenses and other assets                 4,739         2,430
  Total current assets                            115,441       107,496

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                  163,814       157,558
  Less accumulated depreciation and
    amortization                                  (67,007)      (61,107)
  Assets under arrangement with other parties       3,169         3,475
  Net property, equipment and assets under
    arrangement with other parties                 99,976        99,926

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                       785           757
  Unamortized financing costs                         784           837
  Notes receivable                                 14,689         3,381
  Notes receivable from National                   12,255        12,198
  Deferred income taxes                             8,467         7,826
  Minority equity investments and other            10,512         7,898
  Total other assets                               47,492        32,897

                                                 $262,909      $240,319


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                     NATIONAL HEALTHCARE CORPORATION

              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                   LIABILITIES AND SHAREOWNERS' EQUITY
                                                June 30       December 31
                                                  2000           1999
                                              (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt             $  4,256           $   4,487
  Short-term borrowings                           20,000               2,000
  Trade accounts payable                          10,773              13,285
  Accrued payroll                                 25,964              25,951
  Amount due to third-party payors                28,415              26,923
  Accrued interest                                   272                 276
  Other current liabilities                       23,608              19,737
  Total current liabilities                      113,288              92,659

Long-term debt, less current portion              43,996              45,736
Debt serviced by other parties, less
   current portion                                14,828              14,911
Other noncurrent liabilities                      11,536              11,536
Minority interests in consolidated subsidiaries      707                 698
Deferred income                                   22,169              21,143
Commitments, contingencies And guarantees

SHAREOWNERS' EQUITY:
  Preferred stock, $.01 par value;
  10,000,000 shares authorized;
  none issued or outstanding                         ---                ---
  Common stock, $.01 par value;
  30,000,000 shares authorized;
  11,548,996 and 11,553,496 shares,
  respectively, issued and outstanding               115                115
  Capital in excess of par value,
  less notes receivable                           54,287             54,250
  Retained earnings                                6,844              1,984
  Unrealized losses on securities                 (4,861)            (2,713)
  Total shareowners' equity                       56,385             53,636

                                                $262,909          $ 240,319





The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                       NATIONAL HEALTHCARE CORPORATION
           INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                     Six Months Ended
                                                          June 30
                                                      2000          1999
                                                       (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                           $ 4,860   $  4,487
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                         6,280      5,331
    Provision for doubtful accounts receivable           1,234        846
 Amortization of intangibles and deferred charges          419        496
    Amortization of deferred income                       (236)      (335)
    Equity in earnings of unconsolidated investments      (112)      (115)
    Distributions from unconsolidated investments          144         95
  Deferred income taxes                                   (837)       975
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable            (428)     1,372
    (Increase) decrease in inventory                        87       (397)
    Increase in prepaid expenses and other assets       (2,309)    (2,192)
    Increase (decrease) in trade accounts payable       (2,512)     1,503
    Increase (decrease) in accrued payroll                  13     (2,025)
    Increase (decrease) in amounts due to third
        party payors                                     1,492     (1,944)
    Increase (decrease) in accrued interest                 (4)       257
    Increase in other current liabilities                3,871      5,096
    Increase in entrance fee deposits                    1,262      1,358
     Net cash provided by operating activities          13,224     14,808

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                      (6,330)   (15,991)
  Investment in notes receivable                       (13,560)    (1,235)
  Collection of notes receivable                         2,195      9,185
  Increase in minority equity investments and other        ---       (110)
  Increase in marketable securities                     (6,556)    (7,212)
  Net cash used in investing activities                (24,251)   (15,363)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                           18,000     14,095
  Decrease in cash held by trustee                       1,119      1,741
  Decrease in minority interests in subsidiaries        (2,991)       (28)
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits                (28)       (84)
  Issuance of common shares                                  6         84
  Collection of receivables                                345          1
  Purchase of common shares                               (314)       ---
  Payments on debt                                      (2,053)   (22,420)
  Increase in financing costs                              (13)      (217)
  Net cash provided by (used in) financing activities   14,071     (6,828)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     3,044     (7,383)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           4,054     12,630
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 7,098   $  5,247

Supplemental Information:
  Cash payments for interest expense                   $ 3,313   $  2,659

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                         NATIONAL HEALTHCARE CORPORATION
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                         Six Months Ended
                                                             June 30
                                                          2000      1999
                                                           (in thousands)

During the six months ended June 30, 1999,
  $710,000, of convertible subordinated
  debentures were converted into 46,690
  shares of common stock:
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

                                    NATIONAL HEALTHCARE CORPORATION
                    Interim Condensed Consolidated Statements of Shareowners' Equity
                             (in thousands, except share and unit amounts)
                                                                                 Unrealized Total
                                                   Receivables                   Gains      Share-
                                 Common Stock      from Sale Paid in   Retained  (Losses)on Owners'
                              Shares      Amount   of Shares Capital   Earnings  Securities Equity

Balance at 12/31/99         11,553,496    $  115   $(16,799) $71,049   $  1,984  $(2,713)   $ 53,636
  Net income                       ---       ---        ---      ---      4,860      ---       4,860
  Unrealized losses on
     securities                    ---       ---        ---      ---        ---   (2,148)     (2,148)
  Total Comprehensive Income                                                                             2,712
  Shares sold                    1,100       ---        ---        6        ---      ---           6
  Collection of receivables        ---       ---        345      ---        ---      ---         345
  Shares repurchased           (18,500)      ---        ---     (314)       ---      ---        (314)

Balance at 6/30/00          11,536,096    $  115   $(16,454) $70,741   $  6,844  $(4,861)   $ 56,385

Balance at 12/31/98         11,378,558    $  114   $(16,807) $69,645   $ (6,399) $ 3,762    $ 50,315
  Net income                       ---       ---        ---      ---      4,487      ---       4,487
  Unrealized losses on
     securities                    ---       ---        ---      ---        ---   (1,569)     (1,569)
  Total Comprehensive Income                                                                             2,918
  Shares sold                    4,546       ---        ---       84        ---      ---          84
  Shares issued in conversion
     of convertible debentures
     to common shares           46,690       ---        ---      671        ---      ---         671

Balance at 6/30/99          11,429,794    $  114   $(16,806) $70,400   $ (1,912) $ 2,193    $ 53,989


The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)

Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

     The financial statements of National HealthCare Corporation ("NHC") for the six months ended June 30, 2000 and 1999, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2000. The interim condensed balance sheet at December 31, 1999 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in NHC's Form 10-K for the year ended December 31, 1999.


Note 2 - OTHER REVENUES:

                                    Three Months Ended Six Months Ended
                                         June 30            June 30
                                    2000      1999      2000       1999
                                                 (in thousands)
Revenue from managed centers       $ 4,205   $ 5,647   $ 7,272   $11,569
Guarantee fees                          87       123       208       255
Advisory fee from NHI                  722       704     1,441     1,407
Advisory fee from NHR                  125       118       244       236
Earnings on securities               1,172       387     2,280       785
Equity in earnings of
  unconsolidated investments            51        56       112       115
Interest income                        739     1,077     1,413     1,834
Other                                  764     1,421     1,513     2,014
                                   $ 7,865   $ 9,533   $14,483   $18,215

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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)


     On March 31, 2000, NHC acquired $3,000,000 of National Health Investors, Inc. ("NHI") Preferred Stock, convertible at the lesser of $12.00 per share or the then trading value per share into NHI common stock after December 31, 2000. The shares pay dividends at the rate of 8% through June 30, 2000, at the rate of 10% from July 1, 2000 through September 30, 2000, and at the rate of 12% thereafter. The Preferred Stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost.

     Realized gains and losses from securities sales are determined on the specific identification of the securities.


Note 4 - GUARANTEES AND CONTINGENCIES:

Guarantees and Related Events

     In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $42,122,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 6.9% at June 30, 2000.

     As a result of the health care industry's generally weak financial position, the bankruptcy of Integrated Health Services Corporation (the lessee for fourteen facilities formerly managed by NHC) in 1999, the uncertainty engendered by the pendency of the Whistleblower lawsuit discussed in Note 5, and the cancellation of NHC's inability policy as discussed below, NHC has experienced and is experiencing the potential for significant defaults in financial obligations which it has undertaken. A summary of the potential defaults are as follows:

     FCC Guarantees: Although NHC transferred to National Health Realty, Inc. ("NHR") approximately $60 million of first and second mortgage notes made by Florida Convalescent Centers, Inc. ("FCC") on fourteen facilities formerly managed by NHC, NHC remained as a guarantor on two Letters of Credit securing in the aggregate approximately $23 million of first mortgage tax-exempt debt on eight of the fourteen centers.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)



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

     York Hannover Bankruptcy: NHC had originally guaranteed $5 million of that certain first mortgage debt made by York Hannover Nursing Centers, Inc. ("York Hannover") to NHI in December 1993. York Hannover sought bankruptcy protection in April 1999 and on December 30, 1999, the six Florida nursing facilities, which secured the NHI note, were acquired by a subsidiary of the first mortgage lender. NHC has remained as a limited ($3 million) guarantor of the outstanding debt plus the guarantor on a $2,000,000 working capital note, all collateralized by the pledge of certain marketable securities in the approximate amount of $5 million. NHC is no longer managing these facilities. The failure of these facilities to make their payments on the first mortgage notes could result in the acceleration of that indebtedness and an attempt by the first mortgage holder and/or working capital lender to collect their total of $5 million in guarantees from NHC or the collateral now held by the first mortgage lender.


Customer Bankruptcies

     On November 5, 1999, NHC was informed that a substantial debtor of its rehabilitation division had filed for Chapter 11 protection in the United States Bankruptcy/District Court in Wilmington, Delaware. The debtor is an affiliate of Lenox Healthcare, Inc. of Pittsfield, Massachusetts. The debt is collateralized by second mortgages on certain licensed nursing facilities, a first lien on certain accounts receivable, and the assignment of a number of limited partnership and corporate shareholder interests. NHC does not currently believe there is any chance of significant recovery in this bankrupt estate and has previously reserved 100% of the accounts receivable.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)



     NHC also manages three other nursing homes owned in part by Mr. Tom Clarke, the owner of Lenox Healthcare, Inc. Two of the three facilities are not in bankruptcy and are in compliance with all the terms and conditions of the Management Agreement. The third managed facility is located in Carthage, Tennessee and although this management agreement has been rejected by the debtor in possession, the property is still being managed by NHC on a month to month basis.


Professional Liability Claims

     Due to unusual statutory provisions in the State of Florida as well as an active and specialized plaintiff's bar, the entire long-term care industry in that state has seen a drastic increase in liability claims, reserves, settlements, and judgments over the last several years. As a result, the Company's professional liability insurance premium for its owned and managed centers (22 of which are in Florida currently) has increased from $1,995,000 in 1998 to $3,200,000 in 1999 and $6,700,000 in 2000. Prior to 1999, coverage was secured on a first dollar basis (no deductible). For policy years 1999 and 2000, all owned centers have a significant per claim deductible which is capped in the aggregate at $1,225,000 for policy year 1999 and $2,000,000 for policy year 2000.

     On June 28, 2000, Caliber One, the Company's malpractice carrier, gave NHC 90 days notice of the cancellation of its professional liability policy in all states in which NHC does business. NHC believes that commercially reasonable coverage will be obtained by September 28, 2000, for all states except Florida. Consequently, the Company has announced that it is reviewing several alternatives, the most likely being a withdrawal from the operational management of Florida properties, two of which are owned, 10 of which are managed for third parties, and 10 of which are leased from either NHI or NHR. Given the current legal environment, significant additional premiums and self insured retentions going forward in the balance of states in which NHC operates may be expected. Given the current legal environment in the State of Florida, the Company believes there is a potential of uninsured liability in excess of insurance coverage for the years 1994 through 2000, which amount is not quantifiable at the present time. Any judgments or settlements above the Company's specific center and umbrella coverage may have a material adverse impact on NHC's financial position, cash flow and results of operations.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)



Note 5 - LEGAL PROCEEDINGS:

Braeuning vs. NHC

     NHC was a defendant in a lawsuit styled Braeuning, et al vs.
National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The government participated as an intervening plaintiff. By agreement, the suit was moved from the Pensacola District Court to the Tampa, Florida, District Court and has now been dismissed, subject to court approval of a settlement agreement. The suit alleged that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleged that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act". NHC denied all allegations.

     In regard to the allegations contained in the Braeuning lawsuit, NHC believes that the cost report information of the centers has been either appropriately filed or, upon amendment, will reflect adjustments for, among other items, i) the correction of unintentional misallocations; ii) instances in which the self audit process has had to use different source documents due to loss or misplacement of the original source documents and iii) recalculation of Director of Nursing/Assistant Director of Nursing time based upon indirect allocation percentages rather than time studies, as were originally used. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A number of amended cost reports have been filed and NHC has finalized the self-audit process for years 1995 and 1996. NHC's self audit process was approved by the plaintiffs and NHC retained a nationally recognized accounting firm to review the self audit process. The cost report periods reviewed include 1991 through 1996. The Company has reached a tentative agreement with the Department of Justice and the Health Care Financing Administration on the use of certain audit ratios to be used to calculate the amount of Medicare overpayment or underpayment for years 1991 through 1994; thus avoiding a continuation of the costly self audit process.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)


     Adjustments to the reimbursable costs claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company; however, under the terms of NHC's 1998 settlement of litigation with FCC, NHC has agreed to be responsible for any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. In return, any receivables owed to FCC thru 1998 are the property of NHC. Adjustments made to the six centers owned during those years by York Hannover may also be borne by NHC. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue)and could result in claims against NHC as manager by the owners including damages and termination of the management relationships. Adjustments to owned or leased centers would directly impact the Company's financial statements. NHC intends to continue its revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC and the government are aggressively pursuing an amicable settlement. Although no written agreement has been reached, the Company believes the self-audit numbers and ratios plus projected unrecorded receivables from the government will enable it to finalize the litigation without a material profit or loss effect. Of course, until a written settlement is reached and approved by the Court, an adverse determination in the lawsuit or an agreed upon settlement could include repayments, fines and/or penalties which would have a material negative impact on the financial position, cash flow and results of operations of NHC.


General Liability Lawsuits

     The long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of June 30, 2000, the Company and/or its managed centers are defendants in 72 such lawsuits in Florida, compared to 33 in all other states combined.

     On March 31, 1999, after the close of business, the insurance carrier covering both NHC and the Florida based six facility nursing home chain managed by NHC (York Hannover) contacted NHC's Florida counsel to advise them that the jury had returned a verdict in excess of policy limits in compensatory damages, and the jury indicated that it wanted to assess punitive damages. The insurance carrier then entered into a settlement of the compensatory and punitive claim against the defendants in an amount materially greater than policy limits and the initial jury verdict. The settlement was far in excess of what the insurance carrier could have settled the claim prior to or during the trial.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)


     Unsure as to whether the carrier would assert a claim against NHC and/or the owner or, alternatively, that the carrier would claim that the coverage be divided between the umbrella policy issued for separate calendar years, NHC filed for declaratory judgment in the Chancery Court of Rutherford County, Tennessee. This action asks the court to find that the settlement was made in bad faith and that the insurance carrier should be responsible for the entire amount of the judgment. The insurance carrier transferred the case into the federal district court in Nashville, Tennessee and the York Hannover bankruptcy Trustee filed an identical suit in Tampa, Florida against the carrier. The parties have now reached a settlement - which must receive approval from the York-Hannover Bankruptcy Court - which removes any possible claim by the carrier against NHC and/or York Hannover for contribution, and which also results in the reestablishment of a five million dollar umbrella policy covering all of NHC's owned, leased or managed centers for 1996.


Note 6 - LONG-TERM DEBT:

     As of June 30, 2000, NHC and NHI were in violation of certain financial covenants included in a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. NHC and NHI have obtained waivers of these defaults for the quarters ended March 31, 2000 and June 30, 2000. As of June 30, 2000, the total debt balance on the loan was $23,214,000, of which $5,303,000 is the primary obligation of NHC. NHC is not obligated on nor has NHC guaranteed the remaining balance of the loan. As a result of NHI not being rated investment grade, NHI was delivered a tender notice from the note holders to purchase, between June 10, 2000 and June 16, 2000, the $23,214,000 in outstanding notes. The note holders have since rescinded their tender notice effective as of the date such tender notice was given. Subsequent to June 30, 2000, NHC purchased the outstanding notes. NHC currently negotiating for the resale of the notes.


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

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 2000
                           (Unaudited)


Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

     Results for the three month period ended June 30, 2000 include a 7.9% increase compared to the same period in 1999 in net revenues and a 10.3% increase in net income.

     The increase in revenues reflect improved PPS rates, improved census mix, and increases in the number of beds operated in long-term nursing care operations.

     Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds by 89 beds from 7,887 beds to 7,976 beds. Also contributing to increased revenues are improved occupancy rates at assisted living centers and at independent living centers.

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, decreased $1.4 million or 25.5% in 2000 from $5.6 million in 1999 to $4.2 million in 2000. The decline is due primarily to the loss of management contracts for 14 centers owned by Florida Convalescent Centers, Inc. ("FCC"). The FCC management agreements were terminated effective July 31, 1999.

     Total costs and expenses for the 2000 second quarter increased $8.1 million or 7.8% to $112.0 million from $103.9 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $5.5 million or 9.2% to $65.3 million from $59.8 million. Other operating expenses increased $1.7 million or 6.3% to $29.6 million for the 2000 period compared to $27.9 million in the 1999 period. Rent increased $.1 million or 0.8% to $12.1 million from $12.0 million. Depreciation and amortization increased 14.9% to $3.3 million. Interest costs increased 21.6% to $1.6 million.

     Increases in salaries, wages and benefits are due to increases in staffing levels due to long-term care bed additions and assisted living occupancy improvements and expansions. Further contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

     Increases in operating costs are due primarily to the increased number of beds in operation and the higher occupancies in assisted living and independent living services. Rent increases are due primarily to additions at existing rental properties.

     The total census at owned and leased centers for the quarter averaged 94.1% compared to an average of 93.4% for the same quarter a year ago.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 2000
                           (Unaudited)


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

     Results for the six month period ended June 30, 2000 include a 7.4% increase compared to the same period in 1999 in net revenues and a 8.3% increase in net income.

     The increase in revenues reflect improved PPS rates, improved census mix, and increases in the number of beds operated in long-term nursing care operations.

     Compared to the six months a year ago, NHC has increased the number of owned or leased long-term care beds by 89 beds from 7,887 beds to 7,976 beds. Also contributing to increased revenues are improved occupancy rates at assisted living centers and at independent living centers.

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, decreased $4.3 million or 37.1% in 2000 from $11.6 million in 1999 to $7.3 million in 2000. The decline is due primarily to the loss of management contracts for 14 centers owned by Florida Convalescent Centers, Inc. ("FCC"). The FCC management agreements were terminated effective July 31, 1999.

     Total costs and expenses for the 2000 six months increased $15.4 million or 7.4% to $223.5 million from $208.1 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $8.1 million or 6.7% to $129.4 million from $121.3 million. Other operating expenses increased $5.0 million or 9.0% to $60.1 million for the 2000 period compared to $55.2 million in the 1999 period. Rent increased $1.0 million or 4.4% to $24.0 million from $23.0 million. Depreciation and amortization increased 16.7% to $6.7 million. Interest costs increased 13.4% to $3.3 million.

     Increases in salaries, wages and benefits are due to increases in staffing levels due to long-term care bed additions and assisted living occupancy improvements and expansions. Further contributing to higher costs of labor are inflationary increases for salaries and the associated benefits. Bonus and benefit programs have also been increased compared to the 1999 period.

     Increases in operating costs are due primarily to the increased number of beds in operation and the higher occupancies in assisted living and independent living services. Rent increases are due primarily to additions at existing rental properties.

     The total census at owned and leased centers for the six months averaged 94.0% compared to an average of 93.4% for the same six months a year ago.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 2000
                           (Unaudited)


Liquidity and Capital Resources

     NHC generated net cash from operating activities during the first six months of 2000 totaling $13.2 million compared to $14.8 million in the prior year period. The decrease in cash generated from operating activities is due primarily to an increase in accounts receivable and a decrease in trade accounts payable as compared to the prior period for the same items, offset in part by greater increases in depreciation and in the provision for doubtful accounts receivable than in the previous period.

     Cash flows used in investing activities during the first six months of 2000 totaled $24.3 million compared to $15.4 million used in the same period in 1999. Cash used for investments in property, notes receivable, and marketable securities totaled $26.4 million in 2000 compared to $24.4 million in 1999. Collections of notes receivable generated $2.2 million in 2000 compared to $9.2 million in 1999.

     Cash provided by financing activities totaled $14.1 million in the first six months of 2000 compared to cash used of $6.8 million for the same period in 1999. Payments on debt of $2.1 million and decreases in minority interests in subsidiaries of $3.0 million in 2000 were offset by proceeds from new debt issuance of $18.0 million and decreases in cash held by trustees of $1.1 million. In the prior year, cash flows used included $22.4 million for payments on debt and $1.7 million for increases in cash held by trustees.

     At June 30, 2000, the Company's ratio of long-term obligations and deferred income to capital is 1.1 to 1.

     NHC has also guaranteed approximately $42.1 million of the debt of certain health care centers which NHC manages for others. See Note 4 for discussion of the possibility of additional liabilities as a result of its debt guarantees.

     As of June 30, 2000, NHC and NHI were in violation of certain financial covenants included in a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. NHC and NHI have obtained waivers of these defaults for the quarters ended March 31, 2000 and June 30, 2000. As of June 30, 2000, the total debt balance on the loan was $23,214,000, of which $5,303,000 is the primary obligation of NHC. NHC is not obligated on nor has NHC guaranteed the remaining balance of the loan. As a result of NHI not being rated investment grade, NHI was delivered a tender notice from the note holders to purchase, between June 10, 2000 and June 16, 2000, the $23,214,000 in outstanding notes. The note holders have since rescinded their tender notice effective as of the date such tender notice was given. Subsequent to June 30, 2000, NHC purchased the outstanding notes. NHC is currently negotiating for the resale of the notes.

                NATIONAL HEALTHCARE CORPORATION

                         June 30, 2000
                          (Unaudited)

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

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 2000
                           (Unaudited)

Litigation

Braeuning vs. NHC

     NHC was a defendant in a lawsuit styled Braeuning, et al vs.
National HealthCare L.P., et al filed "under seal" in the U.S. District Court of the Northern District of Florida on April 9, 1996. The government participated as an intervening plaintiff. By agreement, the suit was moved from the Pensacola District Court to the Tampa, Florida, District Court and has now been dismissed, subject to court approval of a settlement agreement. The suit alleged that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleged that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act". NHC denied all allegations.

     In regard to the allegations contained in the Braeuning lawsuit, NHC believes that the cost report information of the centers has been either appropriately filed or, upon amendment, will reflect adjustments for, among other items, i) the correction of unintentional misallocations; ii) instances in which the self audit process has had to use different source documents due to loss or misplacement of the original source documents and iii) recalculation of Director of Nursing/Assistant Director of Nursing time based upon indirect allocation percentages rather than time studies, as were originally used. Prior to the filing of the suit, NHC had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A number of amended cost reports have been filed and NHC has finalized the self-audit process for years 1995 and 1996. NHC's self audit process was approved by the plaintiffs and NHC retained a nationally recognized accounting firm to review the self audit process. The cost report periods reviewed include 1991 through 1996. The Company has reached a tentative agreement with the Department of Justice and the Health Care Financing Administration on the use of certain audit ratios to be used to calculate the amount of Medicare overpayment or underpayment for years 1991 through 1994; thus avoiding a continuation of the costly self audit process.

     Adjustments to the reimbursable costs claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company; however, under the terms of NHC's 1998 settlement of litigation with FCC, NHC has agreed to be responsible for any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 2000
                           (Unaudited)


In return, any receivables owed to FCC thru 1998 are the property of NHC. Adjustments made to the six centers owned during those years by York Hannover Nursing Centers, Inc. ("York Hannover") may also be borne by NHC. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue)and could result in claims against NHC as manager by the owners in-cluding damages and termination of the management relationships. Adjustments to owned or leased centers would directly impact the Company's financial statements. NHC intends to continue its revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC and the government are aggressively pursuing an amicable settlement. Although no written agreement has been reached, the Company believes the self-audit numbers and ratios plus projected unrecorded receivables from the government will enable it to finalize the litigation without a material profit or loss effect. Of course, until a written settlement is reached and approved by the Court, an adverse determination in the lawsuit or an agreed upon settlement could include re-payments, fines and/or penalties which would have a material negative impact on the financial position, cash flow and results of operations of NHC.


General Liability Lawsuits

     The long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of June 30, 2000, the Company and/or its managed centers are defendants in 72 such lawsuits in Florida, compared to 33 in all other states combined.

     On March 31, 1999, after the close of business, the insurance carrier covering both NHC and the Florida based six facility nursing home chain managed by NHC (York Hannover) contacted NHC's Florida counsel to advise them that the jury had returned a verdict in excess of policy limits in compensatory damages, and the jury indicated that it wanted to assess punitive damages. The insurance carrier then entered into a settlement of the compensatory and punitive claim against the defendants in an amount materially greater than policy limits and the initial jury verdict. The settlement was far in excess of what the insurance carrier could have settled the claim prior to or during the trial.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 2000
                           (Unaudited)


     Unsure as to whether the carrier would assert a claim against NHC and/or the owner or, alternatively, that the carrier would claim that the coverage be divided between the umbrella policy issued for separate calendar years, NHC filed for declaratory judgment in the Chancery Court of Rutherford County, Tennessee. This action asks the court to find that the settlement was made in bad faith and that the insurance carrier should be responsible for the entire amount of the judgment. The insurance carrier transferred the case into the federal district court in Nashville, Tennessee and the York Hannover bankruptcy Trustee filed an identical suit in Tampa, Florida against the carrier. The parties have now reached a settlement - which must receive approval from the York-Hannover Bankruptcy Court - which removes any possible claim by the carrier against NHC and/or York Hannover for contribution, and which also results in the reestablishment of a five million dollar umbrella policy covering all of NHC's owned, leased or managed centers for 1996.


Customer Bankruptcies

     On November 5, 1999, NHC was informed that a substantial debtor of its rehabilitation division had filed for Chapter 11 protection in the United States Bankruptcy/District Court in Wilmington, Delaware. The debtor is an affiliate of Lenox Healthcare, Inc. of Pittsfield, Massachusetts. The debt is collateralized by second mortgages on certain licensed nursing facilities, a first lien on certain accounts receivable, and the assignment of a number of limited partnership and corporate shareholder interests.

     NHC also manages three other nursing homes owned in part by Mr. Tom Clarke, the owner of Lenox Healthcare, Inc. Two of the three facilities are not in bankruptcy and are in compliance with all the terms and conditions of the Management Agreement. The third managed facility is located in Carthage, Tennessee and although the debtor in possession has rejected the management agreement, is being managed on a month to month basis by NHC.

     NHC is currently a secured and unsecured creditor in the above bankruptcies, which involve approximately $20,000,000 in account receivables and notes owed to NHC by the bankrupt estates. NHC believes that recovering and collecting from these entities is not possible. The Company has historically provided full reserves for these amounts based on its assessments of the loss exposure to the Company. The Company is not required to fund additional amounts to these parties. The Company expects no additional charges or expenses.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 2000
                           (Unaudited)


Guarantees and Related Events


     York Hannover Bankruptcy: NHC had originally guaranteed $5 million of that certain first mortgage debt made by York Hannover to NHI in December 1993. York Hannover sought bankruptcy protection in April 1999 and on December 30, 1999, the six Florida nursing facilities, which secured the NHI note, were acquired by a subsidiary of the first mortgage lender. NHC has remained as a limited ($3 million) guarantor of the outstanding debt plus the guarantor on a $2,000,000 working capital note, all collateralized by the pledge of certain marketable securities in the approximate amount of $5 million. NHC is no longer managing these facilities. The failure of these facilities to make their payments on the first mortgage notes could result in the acceleration of that indebtedness and an attempt by the first mortgage holder and/or working capital lender to collect their total of $5 million in guarantees from NHC or the collateral now held by the first mortgage lender.

General

     There is certain additional litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.


Item 3.   Quantitative and Qualitative Information About Market Risk

Interest Rate Risk--

     The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of the Company's cash instruments, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $10.6 million of the Company's notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $16.9 million of the Company's notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 2000
                           (Unaudited)



are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $161,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. As of June 30, 2000, $36.3 million of the Company's long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. The remaining $46.8 million of the Company's long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $313,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. The Company does not currently use any derivative instruments to hedge its interest rate exposure. The Company has not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by the Company's senior officers. Therefore, the Company's exposure related to such derivative instruments is not material to the Company's financial position, results of operations or cash flows.

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



                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 5, page 12, of this Form 10-Q.

                 NATIONAL HEALTHCARE CORPORATION

                          June 30, 2000
                           (Unaudited)



Item 2.   Changes in Securities.  Not applicable


Item 3.   Defaults Upon Senior Securities.  None


Item 4.   Submission of Matters to Vote of Security Holders.

          (a) The annual meeting of the shareholders was held on May 24, 2000.

          (b)  Matters voted upon at the meeting are as follows:

          PROPOSAL NO. 1: Election of Olin O. Williams and Robert G. Adams to serve as directors for terms of three years or until their successors have been fully elected and qualified. Other directors whose terms of office continue are Mr. Lawrence C. Tucker, Ernest
          G. Burgess, III, W. Andrew Adams, Dr. J. K. Twilla and Mr. Richard
          F. LaRoche, Jr.

                              Voting For     Withholding    Percent For
                                              Authority
          Olin O. Williams    8,816,147         10,180         76.4%
          Robert G. Adams     8,816,147        205,588         76.4%

          PROPOSAL NO. 2: Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 2000.

               Voting For     Voting Against Abstaining     Percent For

               9,013,098           1,933        1,592           78.1%


Item 5.   Other Information.  None


Item 6.   Exhibits and Reports on Form 8-K.

          (a) List of exhibits - Exhibit 27 - Financial Data Schedule (for SEC purposes only)
          (b)  Reports on Form 8-K.  None

                NATIONAL HEALTHCARE CORPORATION

                         June 30, 2000
                          (Unaudited)


                           SIGNATURES

     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL HEALTHCARE CORPORATION
                                         (Registrant)


Date   August 11, 2000                  /s/ Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary


Date   August 11, 2000                  /s/ Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting Officer