Form 10-Q
period 2000-09-30
NATIONAL HEALTHCARE CORP
filed 2000-11-14
CIK 1047335

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 of 15(d)
                    of the Securities Exchange Act of 1934


For quarter ended   September 30, 2000       Commission file number 333-37185



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

     (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months

                    Yes   x   No

     (2)  Has been subject to such filing requirements for the past 90 days.

                    Yes   x   No




11,170,146 shares were outstanding as of October 31, 2000.

                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           NATIONAL HEALTHCARE CORPORATION

                 INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


                            Three Months Ended          Nine Months Ended
                               September 30                September 30
                           2000          1999          2000           1999
                               (in thousands)              (in thousands)
REVENUES:
 Net patient revenues      $   109,651    $   97,648     $  326,777    $  295,084
 Other revenues                 20,498         8,029         34,981        26,244
   Net revenues                130,149       105,677        361,758       321,328

COSTS AND EXPENSES:
 Salaries, wages and
  benefits                      74,029        59,410        203,461       180,750
 Other operating                32,515        26,496         92,645        81,656
 Rent                           12,381        12,034         36,350        34,988
 Depreciation and amorti-
  zation                         5,207         3,238         11,882         8,957
 Interest                        1,722         1,380          5,031         4,296
  Total costs and expenses     125,854       102,558        349,369       310,647

Income Before Income Taxes       4,295         3,119         12,389        10,681

Income Tax Provision            (1,782)       (1,273)        (5,016)       (4,348)

NET INCOME                 $     2,513    $    1,846     $    7,373    $    6,333

EARNINGS PER SHARE:
  Basic                    $       .22    $      .16     $      .64    $      .55
  Diluted                  $       .22    $      .16     $      .64    $      .55

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                     11,532,105    11,429,811     11,541,073    11,418,955
  Diluted                   11,532,105    11,430,074     11,541,203    11,424,243





The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                        NATIONAL HEALTHCARE CORPORATION

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                Sept. 30     December 31
                                                  2000         1999
                                               (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $ 31,978           $  4,054
  Cash held by trustees                             3,896              4,672
  Marketable securities                            33,081             30,459
  Accounts receivable, less allowance for
    doubtful accounts of $10,745 and $10,278       48,737             52,337
  Notes receivable                                    602                602
  Inventory at lower of cost (first-in,
    first-out method) or market                     5,053              5,010
  Deferred income taxes                            10,464              7,932
  Prepaid expenses and other assets                 3,324              2,430
  Total current assets                            137,135            107,496

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                  163,121            157,558
  Less accumulated depreciation and
    amortization                                  (69,705)           (61,107)
  Assets under arrangement with other parties       3,014              3,475
  Net property, equipment and assets under
    arrangement with other parties                 96,430             99,926

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                       809                757
  Unamortized financing costs                         755                837
  Notes receivable                                 15,447              3,381
  Notes receivable from National                   12,126             12,198
  Deferred income taxes                             8,746              7,826
  Minority equity investments and other             8,415              7,898
  Total other assets                               46,298             32,897

                                                 $279,863           $240,319



The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.



                        NATIONAL HEALTHCARE CORPORATION

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                      LIABILITIES AND SHAREOWNERS' EQUITY
                                            Sept. 30      December 31
                                              2000           1999
                                           (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt             $  9,648           $   6,487
  Trade accounts payable                          10,854              13,285
  Accrued payroll                                 26,971              25,951
  Amount due to third-party payors                31,216              26,923
  Accrued interest                                   325                 276
  Other current liabilities                       26,153              19,737
  Total current liabilities                      105,165              92,659

Long-term debt, less current portion              59,253              45,736
Debt serviced by other parties, less
   current portion                                14,513              14,911
Other noncurrent liabilities                      11,204              11,536
Minority interests in consolidated subsidiaries      731                 698
Deferred income                                   22,338              21,143
Commitments, contingencies And guarantees

SHAREOWNERS' EQUITY:
  Preferred stock, $.01 par value;
  10,000,000 shares authorized;
  none issued or outstanding                         ---                 ---
  Common stock, $.01 par value;
  30,000,000 shares authorized;
  11,170,146 and 11,553,496 shares,
  respectively, issued and outstanding               111                 115
  Capital in excess of par value,
  less notes receivable                           64,085              54,250
  Retained earnings                                9,357               1,984
  Unrealized losses on securities                 (6,894)             (2,713)
  Total shareowners' equity                       66,659              53,636

                                                $279,863           $ 240,319





The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                        NATIONAL HEALTHCARE CORPORATION
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     Nine Months Ended
                                                        September 30
                                                      2000          1999
                                                       (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                           $ 7,373   $  6,333
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                         9,396      8,396
    Forgiveness of employee notes receivable             6,737        ---
    Provision for doubtful accounts receivable             467        798
    Amortization of intangibles and deferred charges     2,541        694
    Amortization of deferred income                       (259)      (403)
    Equity in earnings of unconsolidated investments      (203)      (170)
    Distributions from unconsolidated investments          241        102
    Deferred income taxes                                 (633)       808
    Changes in assets and liabilities:
    (Increase) decrease in accounts receivable           3,133       (474)
    Increase in inventory                                  (43)    (1,052)
    Increase in prepaid expenses and other assets         (894)    (1,671)
    Decrease in trade accounts payable                  (2,431)    (2,486)
    Increase (decrease) in accrued payroll                 978     (5,155)
    Increase (decrease) in amounts due to third
       party payors                                      4,335     (3,276)
    Increase accrued interest                               49        155
    Increase in other current liabilities                6,416      6,281
    Increase in entrance fee deposits                    1,454      1,500
    Decrease in other non current liabilities             (332)       ---
     Net cash provided by operating activities          38,325     10,380

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                      (5,900)   (18,845)
  Investment in notes receivable                       (14,987)    (1,495)
  Collection of notes receivable                         2,993     21,802
  Increase in minority equity investments and other        ---       (151)
  Increase in marketable securities                     (6,557)    (6,031)
  Net cash used in investing activities                (24,451)    (4,720)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                           18,000     13,890
  Decrease in cash held by trustee                         776        147
  Decrease in minority interests in subsidiaries        (2,969)       (15)
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits                (52)      (103)
  Issuance of common shares                                  7         86
  Collection of receivables                                336          5
  Purchase of common shares                               (314)       ---
  Payments on debt                                      (1,721)   (23,013)
  Increase in financing costs                              (13)      (105)
  Net cash provided by (used in) financing activities   14,050     (9,108)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    27,924     (3,448)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           4,054     12,630
CASH AND CASH EQUIVALENTS, END OF PERIOD               $31,978   $  9,182


  The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                         NATIONAL HEALTHCARE CORPORATION
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Nine Months Ended
                                                          September 30
                                                         2000      1999
                                                          (in thousands)

During the nine months ended September 30, 1999,
  $710,000, of convertible subordinated
  debentures were converted into 46,690
  shares of common stock:
     Convertible subordinated debentures               $    ---  $   (710)
     Financing costs                                        ---        47
     Accrued interest                                       ---        (8)
     Common stock                                           ---       ---
     Capital in excess of par value                         ---       671

During the nine months ended September 30, 2000,
  NHC accepted and canceled 366,000 shares of
  NHC common stock in exchange for marketable
  securities and the forgiveness of employee
  notes receivable:
     Marketable securities                             $  3,065  $    ---
     Common stock                                             4       ---
     Paid-in capital                                      1,616       ---
     Notes receivable                                    (4,685)      ---











The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                                    NATIONAL HEALTHCARE CORPORATION
                    Interim Condensed Consolidated Statements of Shareowners' Equity
                             (in thousands, except share and unit amounts)
                                                                              Unrealized  Total
                                              Receivables                     Gains       Share-
                            Common Stock      from Sale  Paid in   Retained   (Losses)on  Owners'
                          Shares    Amount    of Shares  Capital   Earnings   Securities  Equity
Balance at 12/31/99      11,553,496 $  115    $(16,799)  $71,049   $  1,984   $(2,713)    $ 53,636
 Net income                     ---    ---         ---       ---      7,373       ---        7,373
 Unrealized losses on
    securities                  ---    ---         ---       ---        ---    (4,181)     (4,181)
 Total Comprehensive Income                                                                 3,192
 Shares sold                  1,150    ---         ---         7        ---       ---           7
 Collection and forgiveness
    of receivables              ---    ---      11,758       ---        ---       ---      11,758
 Shares repurchased        (384,500)    (4)        ---    (1,930)       ---       ---      (1,934)

Balance at 9/30/00       11,170,146 $  111    $ (5,041)  $69,126   $  9,357   $(6,894)    $ 66,659

Balance at 12/31/98      11,378,558 $  114    $(16,807)  $69,645   $ (6,399)  $ 3,762     $ 50,315
 Net income                     ---    ---         ---       ---      6,333       ---        6,333
 Unrealized losses on
    securities                  ---    ---         ---       ---        ---    (3,790)     (3,790)
 Total Comprehensive Income                                                                 2,543
 Shares sold                  4,546    ---         ---        86        ---       ---          86
 Collection of receivables      ---    ---           5       ---        ---       ---           5
 Shares issued in conversion
    of convertible debentures
    to common shares         46,690    ---         ---       671        ---      ---          671

Balance at 9/30/99       11,429,794 $  114    $(16,802)  $70,402   $    (66)  $   (28)    $ 53,620

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)

Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated financial statements of National HealthCare Corporation ("NHC") for the nine months ended September 30, 2000 and 1999, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2000. The interim condensed consolidated balance sheet at December 31, 1999 is taken from the audited consolidated financial statements at that date. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in NHC's Form 10-K for the year ended December 31, 1999.


Note 2 - OTHER REVENUES:
                                         Three Months Ended Nine Months Ended
                                            September 30      September 30
                                         2000       1999    2000       1999
                                                      (in thousands)

Revenue from managed centers       $16,757   $ 5,071   $24,029   $16,641
Guarantee fees                          62       140       269       395
Advisory fee from NHI                  722       694     2,163     2,100
Advisory fee from NHR                  125       118       369       353
Earnings on securities                 636       390     2,916     1,175
Equity in earnings of
  unconsolidated investments            93        55       205       170
Interest income                        990       802     2,402     2,636
Other                                1,113       759     2,628     2,774
                                   $20,498   $ 8,029   $34,981   $26,244

     Revenue from managed centers include management fees and interest income on notes receivable from the managed centers. Revenue from managed centers, in the three months ended September 30, 2000 includes $12,727,000 of management fees received from National Health Corporation that were previously unaccrued. "Other" revenues include non-health care related earnings.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


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


Note 4 - GUARANTEES AND CONTINGENCIES:

Guarantees and Related Events

     In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $40,960,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 6.7% at September 30, 2000.

     As a result of the health care industry's generally weak financial position, the uncertainty engendered by the increasing number of medical liability claims in the state of Florida, and the cancellation of NHC's liability policy in that state, the liquidity demands being faced by National Health Investors, Inc., NHC has experienced and is experiencing the potential for significant defaults in financial obligations which it has undertaken. A summary of the potential defaults are as follows:

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)



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

     NHI Short Term Liquidity Demand: NHI is a publicly traded real estate investment trust for whom NHC serves as Investment Advisor. NHI's $102 million revolving credit facility matured on October 10, 2000 and NHI has reported that effective November 10, 2000 the credit facility has been extended for approximately 14 months. However, during that period, the entire facility must be paid in full. Additionally, NHI has reported that it has $38 million in subordinated convertible debentures maturing on January 2, 2001. NHI has notified the investing public that it intends to meet these liquidity demands by the issuance of convertible debt, sale of assets, and refinancing of existing assets. NHI has relied upon NHC to supply some immediate cash needs. This was accomplished by the purchase by NHC from NHI of certain mortgage backed securities having an outstanding principal amount on November 10, 2000 of $23,200,000. Failure by NHI to meet its liquidity demands would negatively impact NHC in its capacity as a guarantor of 38% of that certain mortgage backed ESOP indebtedness in the principal amount of $28,800,000 and an additional guarantee equal to 26% of a $23,200,000 mortgage backed ESOP notes it purchased from NHI on November 10, 2000.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


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

     NHC also manages three other nursing homes owned in part by Mr. Tom Clarke, the owner of Lenox Healthcare, Inc. Two of the three facilities are not in bankruptcy and are in compliance with all the terms and conditions of the management agreements. Both of these management agreements were assigned to new third party managers effective October 1, 2000. The third managed facility is located in Carthage, Tennessee and although this management agreement has been rejected by the debtor in possession, the property will be managed by NHC through December 31, 2000.


Professional Liability Claims

     Due to unusual statutory provisions in the State of Florida as well as an active and specialized plaintiff's bar, the entire long-term care industry in that state has seen a drastic increase in liability claims, reserves, settlements, and judgments over the last several years. As a result, the Company's professional liability insurance premium for its owned and managed centers in Florida has increased from $1,995,000 in 1998 to $3,200,000 in 1999 and $6,700,000 in 2000. Prior to 1999, coverage was secured on a first dollar basis (no deductible). For policy years 1999 and 2000, all owned centers have a significant per claim deductible which is capped in the aggregate at $1,225,000 for policy year 1999 and $2,000,000 for the first nine months of policy year 2000.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


     On June 28, 2000, Caliber One, the Company's malpractice carrier, gave NHC 90 days notice of the cancellation of its professional liability policy in all states in which NHC does business. NHC was able to obtain insurance effective October 1, 2000 for all of its operations except for its long term care properties in the state of Florida. Accordingly, and since the prospect of doing business in Florida without insurance was not acceptable to the Company, NHC terminated its operations in that state effective the close of business September 30, 2000. This was accomplished by assigning its management agreements in Florida (10 properties) to unrelated entities, by terminating its leases on 10 Florida properties and leasing the two Florida properties owned by NHC subsidiaries to third parties. Given the current legal environment, NHC's replacement professional liability policy obtained effective October 1, 2000 (for all states but Florida) has required significant additional premiums, and the self insured retention amount of $100,000 per occurrence is now unlimited in the aggregate. Given the current legal environment in the State of Florida, the Company believes there is a potential of uninsured liability in excess of insurance coverage for the years 1994 through 2000, which amount is not quantifiable at the present time. Any judgments or settlements above the Company's specific center and umbrella coverage may have a material adverse impact on NHC's financial position, cash flow and results of operations.



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

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)

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

     Adjustments to the reimbursable costs claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company; however, under the terms of NHC's 1998 settlement of litigation with Florida Convalescent Centers, Inc. ("FCC"), NHC has agreed to be responsible for any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. In return, any receivables owed to FCC thru 1998 are the property of NHC. Adjustments made to the six centers owned during those years by York Hannover may also be borne by NHC. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue)and could result in claims against NHC as manager by the owners including damages and termination of the management relationships. Adjustments to owned or leased centers would directly impact the Company's financial statements. NHC intends to continue its revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC and the government are aggressively pursuing an amicable settlement. Although no written agreement has been reached, the Company believes the self-audit numbers and ratios plus projected unrecorded receivables from the government will enable it to finalize the litigation without a material profit or loss effect. Of course, until a written settlement is reached, an adverse determination in the lawsuit or an agreed upon settlement could include repayments, fines and/or penalties which would have a material negative impact on the financial position, cash flow and results of operations of NHC.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


General Liability Lawsuits

     The long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of September 30, 2000, the Company and/or its managed centers are defendants in 74 such lawsuits in Florida, compared to 37 in all other states combined.

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

     Unsure as to whether the carrier would assert a claim against NHC and/or the owner or, alternatively, that the carrier would claim that the coverage be divided between the umbrella policy issued for separate calendar years, NHC filed for declaratory judgment in the Chancery Court of Rutherford County, Tennessee. This action asks the court to find that the settlement was made in bad faith and that the insurance carrier should be responsible for the entire amount of the judgment. The insurance carrier transferred the case into the federal district court in Nashville, Tennessee and the York Hannover bankruptcy Trustee filed an identical suit in Tampa, Florida against the carrier. The parties have now reached a settlement - which must receive approval from the York Hannover Bankruptcy Court - which removes any possible claim by the carrier against NHC and/or York Hannover, and which also results in the reestablishment of a five million dollar umbrella policy covering NHC's owned, leased or managed centers for 1996.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


Note 6 - LONG-TERM DEBT:

     NHC and NHI both are guarantors of a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. As of September 30, 2000, the total debt balance on the loan was $23,214,000, of which $5,303,000 is the primary obligation of NHC. On July 7, 2000, under the terms of the debt agreement, NHC, as NHI's investment advisor, purchased the $23,214,000 debt instrument from the previous holders to protect NHC's interest. On September 30, 2000, NHI purchased the $23,214,000 debt instrument from NHC. As discussed in Note 4, subsequent to the quarter end and as required by NHI's amended Revolving Credit Facility on November 10, 2000, NHC repurchased the outstanding notes from NHI.

     NHC has had for several years a $20,000,000 revolving credit facility funded by AmSouth and SunTrust Bank N.A. This facility matured on July 10, 2000 and was placed on a "demand note" basis. On November 10, 2000, NHC entered into an extension agreement which resulted in the reduction in the facility amount to $19,000,000. NHC is required to make scheduled principal amortization on a semi-annual basis in the amount of $2,679,000 on December 1 and June 1 of each year until the facility is equal to $5,000,000 at which time further principal reductions are eligible to be reborrowed by the Company. The facility itself will mature on November 9, 2002. The facility continues to be collateralized with certain accounts receivable and a pledge of certain other assets of the Company.


Note 7 - Events Subsequent to September 30, 2000:

     As a result of the prohibitive cost of professional liability insurance in the state of Florida, effective October 1, 2000, NHC has ceased all long term health care operations in Florida. Prior to October 1, 2000, NHC had owned and operated two long-term health care centers in Florida. NHC had also leased from NHI and NHR ten long-term health care centers and three assisted living centers in Florida.

                 NATIONAL HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


     Effective October 1, 2000, NHC leased its two owned long-term health care centers directly to a group of non-NHC affiliated companies. The individual NHR and NHI leases have been terminated effective October 1, 2000, and the centers were leased to new unrelated tenants; however, NHC retains contingent liability because the properties were originally leased to it pursuant to a Master Lease.

     NHC has transferred the current assets, current liabilities, furniture and equipment and leasehold improvements of its owned and leased Florida facilities to the non-NHC affiliated group of companies in exchange for total notes receivable of approximately $15,000,000. The notes receivable approximate the book value of the net assets transferred. NHC has also entered into agreements to provide certain working capital loans to the non-NHC affiliated group of companies up to a maximum of $4,000 per bed per center. In future periods, NHC will also not provide any health care related management services for the two owned centers or for the thirteen leased centers. Effective October 1, 2000, NHC will provide only financial and accounting services for the two owned centers and for the thirteen leased centers in Florida.

     The change of ownership is pending approval from the State of Florida. Newspaper accounts in Florida report some type of litigation has been or will be filed by a traditional plaintiffs' attorney to prohibit NHC from divesting itself of the operation of these facilities; however, NHC has not been served with any such suit at this time. If it is so served, NHC will vigorously defend its actions.

     NHC is in the process of determining how the transactions will be accounted for in the consolidated financial statements and the how the transactions will impact the future operations of NHC. However, management does not believe that the transactions will have a material impact on NHC's earnings in future periods.

          Effective October 1, 2000, NHC has also ceased all health care management services to an additional ten long-term health care centers located in the state of Florida. Effective October 1, 2000, NHC will provide only financial and accounting services for the ten formerly managed centers.

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 2000
                           (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

     As of September 30, 2000, National HealthCare Corporation ("NHC", or the "Company") operates or manages 106 long-term health care centers with 13,977 beds in 12 states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.


Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

     Results for the three month period ended September 30, 2000 include a 23.1% increase compared to the same period in 1999 in net revenues and a 36.1% increase in net income.

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

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, increased $11.7 million or 229.4% in 2000 from $5.1 million in 1999 to $16.8 million in 2000. The increase is due primarily to the receipt of $12.7 million of previously unaccrued management fee revenue from National Health Corporation partially offset by the loss of management contracts for 14 centers owned by Florida Convalescent Centers, Inc. ("FCC"). The FCC management agreements were terminated effective July 31, 1999.

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 2000
                           (Unaudited)


     Total costs and expenses for the 2000 third quarter increased $23.2 million or 22.6% to $125.8 million from $102.6 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $14.6 million or 24.6% to $74.0 million from $59.4 million. Other operating expenses increased $6.0 million or 22.6% to $32.5 million for the 2000 period compared to $26.5 million in the 1999 period. Rent increased $.4 million or 0.3% to $12.4 million from $12.0 million. Depreciation and amortization increased 60.8% to $5.2 million. Interest costs increased 24.8% to $1.7 million.

     Increases in salaries, wages and benefits are due in part to the forgiveness of approximately $6.7 million of employee notes receivable and the payment of approximately $2.7 million to reimburse the related employees for the tax impact of the loans forgiven. Increases in salaries, wages and benefits are also due to increases in staffing levels due to long-term care bed additions and assisted living occupancy improvements and expansions. Further contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

     Increases in operating costs are due primarily to the increased number of beds in operation and the higher occupancies in assisted living and independent living services. Rent increases are due primarily to additions at existing rental properties.

     The total census at owned and leased centers for the quarter averaged 93.7% compared to an average of 94.3% for the same quarter a year ago.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

     Results for the nine month period ended September 30, 2000 include a 12.6% increase compared to the same period in 1999 in net revenues and a 16.4% increase in net income.

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

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 2000
                           (Unaudited)

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, increased $7.4 million or 44.4% in 2000 from $16.6 million in 1999 to $24.0 million in 2000. The increase is due primarily to the receipt of $12.7 million of previously unaccrued management fee revenue from National Health Corporation partially offset by the loss of management contracts for 14 centers owned by FCC. The FCC management agreements were terminated effective July 31, 1999.

     Total costs and expenses for the 2000 nine months increased $38.7 million or 12.5% to $349.3 million from $310.6 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $22.6 million or 12.5% to $203.4 million from $180.8 million. Other operating expenses increased $10.9 million or 13.3% to $92.6 million for the 2000 period compared to $81.7 million in the 1999 period. Rent increased $1.4 million or 3.7% to $36.3 million from $35.0 million. Depreciation and amortization increased 32.7% to $11.9 million. Interest costs increased 17.1% to $5.0 million.

     Increases in salaries, wages and benefits are due in part to the forgiveness of approximately $6.7 million of employee notes receivable and the payment of approximately $2.7 million to reimburse the related employees for the tax impact of the loans forgiven. Increases in salaries, wages and benefits are due to increases in staffing levels due to long-term care bed additions and assisted living occupancy improvements and expansions. Further contributing to higher costs of labor are inflationary increases for salaries and the associated benefits. Bonus and benefit programs have also been increased compared to the 1999 period.

     Increases in operating costs are due primarily to the increased number of beds in operation and the higher occupancies in assisted living and independent living services. Rent increases are due primarily to additions at existing rental properties.

     The total census at owned and leased centers for the nine months averaged 94.2% compared to an average of 93.7% for the same nine months a year ago.


Liquidity and Capital Resources

     NHC generated net cash from operating activities during the first nine months of 2000 totaling $38.3 million compared to $10.4 million in the prior year period. The increase in cash generated from operating activities is due primarily to increases in net income, depreciation, amortization of intangibles and deferred charges, accrued payroll and amounts due to third party payor and a decrease in accounts receivable.

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 2000
                           (Unaudited)


     Cash flows used in investing activities during the first nine months of 2000 totaled $24.4 million compared to $4.7 million used in the same period in 1999. Cash used for investments in property, notes receivable, and marketable securities totaled $27.4 million in 2000 compared to $26.4 million in 1999. Collections of notes receivable generated $3.0 million in 2000 compared to $21.8 million in 1999.

     Cash provided by financing activities totaled $14.0 million in the first nine months of 2000 compared to cash used of $9.1 million for the same period in 1999. Payments on debt of $1.7 million and decreases in minority interests in subsidiaries of $3.0 million in 2000 were offset by proceeds from new debt issuance of $18.0 million. In the prior year, cash flows used included $23.0 million for payments on debt, offset in part by new debt issuance of $13.9 million.

     At September 30, 2000, the Company's ratio of long-term obligations and deferred income to capital is 1.3 to 1.

     NHC has also guaranteed approximately $41.0 million of the debt of certain health care centers which NHC manages for others. See Note 4 for discussion of the possibility of additional liabilities as a result of its debt guarantees.

     NHC and NHI both are guarantors of a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. As of September 30, 2000, the total debt balance on the loan was $23.2 million, of which $5.3 million is the primary obligation of NHC. On July 7, 2000, under the terms of the debt agreement, NHC, as NHI's investment advisor, purchased the $23.2 million debt instrument from the previous holders to protect NHC's interest. On September 30, 2000, NHI purchased the $23.2 million debt instrument from NHC. As discussed in Note 4, subsequent to the quarter end and as required by NHI's amended Revolving Credit Facility on November 10, 2000, NHC repurchased the outstanding notes from NHI.

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 2000
                           (Unaudited)


     NHC has had for several years a $20 million revolving credit facility funded by AmSouth and SunTrust Bank N.A. This facility matured on July 10, 2000 and was placed on a "demand note" basis. On November 10, 2000, NHC entered into an extension agreement which resulted in the reduction in the facility amount to $19 million. NHC is required to make scheduled principal amortization on a semi-annual basis in the amount of $2.7 million on December 1 and June 1 of each year until the facility is equal to $5.0 million at which time further principal reductions are eligible to be reborrowed by the Company. The facility itself will mature on November 9, 2002. The facility continues to be collateralized with certain accounts receivable and a pledge of certain other assets of the Company.


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

                        September 30, 2000
                           (Unaudited)


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

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 2000
                           (Unaudited)


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

     Adjustments to the reimbursable costs claimed will be the responsibility of the center where costs were incurred, whether owned, leased or managed by the Company; however, under the terms of NHC's 1998 settlement of litigation with Florida Convalescent Centers, Inc. ("FCC"), NHC has agreed to be responsible for any adjustments to previously filed Medicare and routine cost limit exceptions related to the 16 FCC centers. In return, any receivables owed to FCC thru 1998 are the property of NHC. Adjustments made to the six centers owned during those years by York Hannover Nursing Centers, Inc. ("York Hannover") may also be borne by NHC. Negative adjustments to managed centers would reduce NHC's management fee (6% of net revenue)and could result in claims against NHC as manager by the owners including damages and termination of the management relationships. Adjustments to owned or leased centers would directly impact the Company's financial statements. NHC intends to continue its revenue policy of not reflecting routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC and the government are aggressively pursuing an amicable settlement. Although no written agreement has been reached, the Company believes the self-audit numbers and ratios plus projected unrecorded receivables from the government will enable it to finalize the litigation without a material profit or loss effect. Of course, until a written settlement is reached, an adverse determination in the lawsuit or an agreed upon settlement could include repayments, fines and/or penalties which would have a material negative impact on the financial position, cash flow and results of operations of NHC.


General Liability Lawsuits

     The long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of September 30, 2000, the Company and/or its managed centers are defendants in 74 such lawsuits in Florida, compared to 37 in all other states combined.

                NATIONAL HEALTHCARE CORPORATION

                       September 30, 2000
                          (Unaudited)

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

     Unsure as to whether the carrier would assert a claim against NHC and/or the owner or, alternatively, that the carrier would claim that the coverage be divided between the umbrella policy issued for separate calendar years, NHC filed for declaratory judgment in the Chancery Court of Rutherford County, Tennessee. This action asks the court to find that the settlement was made in bad faith and that the insurance carrier should be responsible for the entire amount of the judgment. The insurance carrier transferred the case into the federal district court in Nashville, Tennessee and the York Hannover bankruptcy Trustee filed an identical suit in Tampa, Florida against the carrier. The parties have now reached a settlement - which must receive approval from the York Hannover Bankruptcy Court - which removes any possible claim by the carrier against NHC and/or York Hannover, and which also results in the reestablishment of a five million dollar umbrella policy covering all of NHC's owned, leased or managed centers for 1996.

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

     NHC also manages three other nursing homes owned in part by Mr. Tom Clarke, the owner of Lenox Healthcare, Inc. Two of the three facilities are not in bankruptcy and are in compliance with all the terms and conditions of the management agreements. As both are in Florida, these management contracts were assigned to third party guarantors effective October 1, 2000. The third managed facility is located in Carthage, Tennessee and although the debtor in possession has rejected the management agreement, it will be managed by NHC through December 31, 2000.

                NATIONAL HEALTHCARE CORPORATION

                       September 30, 2000
                          (Unaudited)


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

     NHI Short Term Liquidity Demand:  National Health Investors, Inc.
("NHI") is a publicly traded real estate investment trust for whom NHC serves as Investment Advisor. NHI's $102 million revolving credit facility matured on October 10, 2000 and that company has reported that effective November 10, 2000 the credit facility had been extended for approximately 14 months. However, during that period, the entire facility must be paid in full. Additionally, NHI has reported that it has $38 million in subordinated convertible debentures maturing on January 2, 2001. NHI has notified the investing public that it is meeting these liquidity demands by the issuance of convertible debt, sale of assets, and refinancing of existing assets. NHI has relied upon NHC to supply some immediate cash needs. This was accomplished by the purchase by NHC from NHI of certain mortgage backed securities having an outstanding principal amount on November 10, 2000 of $23,200,000. Failure by NHI to meet its liquidity demands would negatively impact NHC in its capacity as a guarantor of 38% of that certain mortgage backed ESOP indebtedness in the principal amount of $28.8 million and an additional guarantee equal to 2.6% of a $23.2 million mortgage backed ESOP notes it purchased from NHI on November 10, 2000.

                NATIONAL HEALTHCARE CORPORATION

                       September 30, 2000
                          (Unaudited)


General

     There is certain additional litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.


Item 3.   Quantitative and Qualitative Information About Market Risk

Interest Rate Risk--

     The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of the Company's cash instruments, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $11.7 million of the Company's notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $16.5 million of the Company's notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $174,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. As of September 30, 2000, $37.1 million of the Company's long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. The remaining $46.2 million of the Company's long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 2000
                           (Unaudited)


related increase or decrease in interest expense of approximately $336,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. The Company does not currently use any derivative instruments to hedge its interest rate exposure. The Company has not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by the Company's senior officers. Therefore, the Company's exposure related to such derivative instruments is not material to the Company's financial position, results of operations or cash flows.

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


Item 2.   Changes in Securities.  Not applicable


Item 3.   Defaults Upon Senior Securities.  None


Item 4.   Submission of Matters to Vote of Security Holders. None


Item 5.   Other Information.  None

                 NATIONAL HEALTHCARE CORPORATION

                        September 30, 2000
                           (Unaudited)


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


                                        NATIONAL HEALTHCARE CORPORATION
                                       (Registrant)


Date   November 14, 2000                /s/ Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary


Date   November 14, 2000                /s/ Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting Officer