Form 10-K405
period 2000-12-31
NATIONAL HEALTHCARE CORP
filed 2001-03-29
CIK 1047335

=========================================================================
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                              _______

                             FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934

     For the fiscal year ended                    Commission File No.
         December 31, 2000                             333-37185
                              _______

                 NATIONAL HEALTHCARE CORPORATION

 (Exact name of registrant as specified in its Corporate Charter)

          Delaware                               52-2057472
     (State of Formation)               (I.R.S. Employer I.D. No.)

                          100 Vine Street
                  Murfreesboro, Tennessee  37130
             (Address of principal executive offices)
                  Telephone Number:  615-890-2020

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market of voting shares held by nonaffiliates of the registrant was $9,594,260 as of February 28, 2001.

     Number of Shares outstanding as of February 28, 2001: 11,276,928

                        Page 1 of 91 Pages
                       Exhibit Index Page 56
=====================================================================

                              PART 1
                              ------
                              ITEM 1
                             BUSINESS

General

     National HealthCare Corporation (NHC or the Company) is a Delaware corporation. The reference to NHC includes all subsidiaries and partnerships in which it has an interest. It principally operates long-term health care centers and home health care programs primarily in the southeastern United States. The Company's health care centers provide subacute, skilled and intermediate nursing and rehabilitative care. At December 31, 2000, the Company operated or managed 74 long-term health care centers with a total of 9,747 licensed beds. Of the 74 centers, 25 are managed for other owners. Of the 49 remaining centers, 36 are leased from National Health Investors, Inc.
(NHI) and 13 are leased from National Health Realty, Inc. (NHR). The Company serves as a compensated Investment Advisor to both NHI and NHR. The Company's homecare programs provide rehabilitative care at a patient's residence. During 2000, the Company operated 33 homecare programs and provided 331,756 homecare patient visits. NHC also operates 473 retirement apartments located in three retirement centers leased from NHI, one retirement center leased from NHR and two managed retirement centers. Additionally, the Company operates 622 assisted living units at 13 centers (the Company leases five from NHI, three from NHR and one from another party)and four managed centers.

     During the year, NHC commenced managing three health care centers in Washington State. During 2000, NHC terminated operational responsibilities at 3,873 beds in 28 health care enters and 252 units at three assisted living centers, all in Florida.

     As of December 31, 2000, the Company operated specialized care units such as Alzheimer's Disease care units (10), sub-acute nursing units (9) and a number of in house pharmacies. Similar specialty units are under development or consideration at a number of the Company's centers, as well as free standing projects.

     Health Care Services Revenues. Health care services provided by the Company include a comprehensive range of services through related or separately structured long-term health care centers, homecare programs, specialized care units, pharmacy operations, rehabilitative services, assisted living centers and retirement centers. In fiscal 2000, 89.9% of the Company's net revenues were derived from such health care services. Highlights of health care services activities during 2000 were as follows:

     A. Long-Term Health Care Centers. As described in more detail throughout this document, the Company operates 49 long-term health care centers as of December 31, 2000. Average occupancy in the Company's long-term health care centers was 94.2% during the year ended December 31, 2000.

     B. Homecare Programs. The Company's original policy had been to affiliate each of its licensed and certified homecare programs with a Company operated health care center; however, the newer homecare programs are separately based in an effort to continually expand
          NHC's market leadership in these services.   The existing programs
          have decreased their total number of visits from 338,817 in 1999 to 331,756 in 2000. The decrease in number of visits during 2000 was the result of a focused effort by the Company to manage the number of visits in order to stay within specified visit limits that existed during 2000. The reimbursement for homecare services under the Medicare program provides for a prospective pay system. Under the homecare prospective payment system, the Company will receive a fixed amount per patient per episode as defined by Medicare guidelines. The homecare prospective payment system commenced October 1, 2000. The Company is evaluating the impact of the new homecare prospective payment system, but believes it will be able to operate effectively under the system.

     C. Rehabilitative Services. The Company has long offered physical, speech, and occupational therapy provided by center specific therapists. NHC maintained a rehabilitation staff of over 800 highly trained, professional therapists in 2000, some of which were employed by a separate rehabilitation subsidiary known as NHC Rehabilitation. In addition to serving NHC operated centers, it provides contract services to 135 health care providers owned by third parties (total revenues of $6.9 million during 2000). The Company's rates for these services are competitive with other market rates. Major Medicare reimbursement changes occurred for therapy services in 1999 and will continue to have a significant effect during 2001. In 1999 skilled nursing centers Medicare per diems became prospective and included no separate payment for therapy services. Substantially all therapists are now center based employees. The Company also operates six free standing outpatient rehabilitation clinics in Tennessee and is the designated sports medicine provider for Middle Tennessee State University.

     D. Medical Specialty Units. The Company requires all centers to participate in the Medicare program, and has expanded its range of offerings by the creation of center-specific medical specialty units such as the Company's 21 Alzheimer's disease care units and 14 subacute nursing units. The services are provided not only at each NHC operated center, but also at existing specialized care units.

     E. Pharmacy Operations. At year end NHC operated three regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina), but closed a fourth regional operation in Florida during the year. These pharmacy operations operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. Pharmacy reimbursement under Medicare has also been shifted from direct billing by the pharmacy, to a negotiated rate structure between skilled nursing centers and the pharmacy, with the skilled nursing centers Medicare reimbursement being based upon a prospective rate not related to actual patient pharmaceutical usage. The Company anticipates stable revenues for its pharmacy subsidiary in 2001.

     F. Assisted Living Projects. The Company presently owns, leases or manages thirteen assisted living projects, eight of which are located within the physical structure of a long-term health care center or retirement complex. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Development of new units has been discontinued due to existing market conditions.

     G. Managed Care Contracts. The Company operates four regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of centers. Managed care days have increased from 29,430 in 1998 and 30,008 in 1999 to 37,302 in 2000.

     Other Non-Health Care Sources of Revenues. The Company generates revenues from other non-health care sources, including advisory services to NHI, advisory services to NHR, management services, accounting and financial services, insurance services, dividends and other realized gains on securities and interest income. In fiscal 2000, 10.1% of the Company's net revenues were derived from such other non-health care sources. The significant non-health-care sources of revenues are described as follows:

     A. Advisory Services to National Health Investors, Inc. In 1991, the Company formed National Health Investors, Inc., as a wholly-owned subsidiary. It then transferred to NHI certain healthcare facilities then owned by NHC and then distributed the shares of NHI to NHC's unitholders. The distribution had the effect of separating NHC and NHI into two independent public companies. As a result of the distribution, all of the outstanding shares of NHI were distributed to the then NHC investors.

         NHI entered into an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement") with NHC pursuant to which NHC provides NHI, for a fee, with investment advice, office space, personnel and other services. For its services under the Advisory Agreement, the Advisor is entitled to a base annual compensation of $1,625,000. Compensation paid to executive officers of NHI is credited against this Advisory Fee. NHC executive officers W. Andrew Adams, Robert G. Adams and Richard F. LaRoche, Jr. serve as executive officers of NHI. NHC earned approximately $2.6 million in 2000 under the terms of the advisory agreement.

         The NHI Advisory Agreement provides that the Advisor shall pay all expenses incurred in performing its obligations thereunder, without regard to the amount of compensation received under the Agreement. Expenses specifically listed as expenses to be borne by the Advisor without reimbursement include: the cost of accounting, statistical or bookkeeping equipment necessary for the maintenance of NHI's books and records; employment expenses of the officers and directors and personnel of the Advisor.

     B. Advisory Services to National Health Realty, Inc. In 1997, the Company formed National Health Realty, Inc., as a wholly-owned subsidiary. It then transferred to NHR certain healthcare facilities then owned by NHC and then distributed the shares of NHR to NHC's shareholders. The distribution had the effect of separating NHC and NHR into two independent public companies. As a result of the distribution, all of the outstanding shares of NHR were distributed to the then NHC investors.

         NHC entered into an Advisory Agreement with NHR whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHR's Board of Directors.

         Either party may terminate the Advisory Agreement on 90 days notice at any time.

         For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC. During 2000, NHC's compensation under the advisory agreement was $503,000.

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

     C. Management Services. The Company provides management services to centers operated under management contracts. The Company generally charges 6% of net revenues for its management services. As of December 31, 2000, the Company performs management services for 25 centers.

     D. Accounting and Financial Services. As indicated previously, a large number of facilities have been or are in the process of being transferred from bankrupt organizations or from entities operating in states with economically unreasonable liability insurance premiums into the hands of small operators or not-for-profit entities. In order to broaden its business base, the Company provides off-site accounting and financial service functions for these entities for separate charges. Since no management of the entity is involved, the Company is referring to this service as its "Accounting and Financial Service Business".

     E. Insurance Services. NHC owns a licensed Tennessee workers compensation insurance company which either directly or in conjunction with other workers compensation carriers provides such coverage at the majority of NHC operated centers. Additionally, the Company self insures its partners' health insurance benefit package at a cost it believes is less than a commercially obtained policy. Finally, the Company operates a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies.

     F. Principal Office. The Company maintains its home office staff in Murfreesboro, Tennessee in a building owned by a limited partnership, which is 69.7% owned by NHC.


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

     The Company has developed a quality certification program which it utilizes in each of its operated health care centers. An integral part of the program is a computerized patient assessment system which aids in placing the patient in the appropriate section of each center (skilled or intermediate) and monitors the health care needs of the patient, number and frequency of medications and other essential medical information. The data derived from this system is used not only to assure that appropriate care is given to each individual patient, but also to ascertain the appropriate amount of staffing of each section of the center. Additionally, the Company requires a patient care survey to be performed at least quarterly by the regional and home office nursing support team, and a "consumer view" survey by senior management at least twice a year. The Company developed and promotes a "customer satisfaction" rating system, using 1993 as a benchmark, and requires improvement in the ratings by each center as a condition of participation in the Company's overall "Excellence Program".

     The Company provides centralized management and support services to Company operated health care nursing centers. The management and support services include operational support through the use of regional vice presidents and regional nurses, accounting and financial services, cash management, data processing, legal, consulting and services in the area of rehabilitative care. Many personnel are employed by the Company's administrative services affiliate, National Health Corporation, which is also responsible for overall services in the area of personnel, loss control, insurance, education and training. The Company reimburses the administrative services contractor by paying all the costs of personnel employed for the benefit of the Company as well as a fee. National Health Corporation (National) is wholly owned by the National Health Corporation Employee Stock Ownership Plan and provides its services only to the Company.

     The Company provides management services to centers operated under management contracts and offsite accounting and financial services to other owners, all pursuant to separate contracts. The term of each contract and the amount of the management fee or accounting and financial services fee is determined on a case-by-case basis. Typically, the Company charges 6% of net revenues for its management contracts and specific item fees for its accounting and financial service agreements. The initial term of the contracts range from two years to ten years. In certain contracts, the Company maintains a right of first refusal should the owner desire to sell a managed center.

     As many of the long term care companies emerge from bankruptcy, the Company anticipates a large number of facilities being transferred into the hands of small operators or not-for-profit entities. In order to broaden its business base, the Company is aggressively seeking to provide off-site accounting and financial services for these entities for separate charges. Since no management of the entity is involved, the Company refers to this service as its "Accounting and Financial Service Business". A number of such contracts were entered into in 2000.

     All health care centers operated by the Company are licensed by the appropriate state and local agencies. All except two are certified as providers for Medicaid patients, and all are certified as Medicare providers. Certification of advised centers is the prerogative of the Provider/Owner. All licensed nursing homes, assisted living and homecare offices are subject to state and federal licensure and certification surveys. These surveys, from time to time, may produce statements of deficiencies. In response to such a statement, if any, the staff at each center would file a plan of correction and any alleged deficiencies would be corrected. Presently, none of the Company's leased and managed facilities are operating under material statements of deficiencies. The Company has a significant monetary bonus program for employees attached to passing these surveys with few or no deficiencies.


Health Care Centers Under Construction

     The Company presently has no ongoing material construction, although it has a 160 bed certificate of need in Tennessee. The ability to commence construction on this in 2001 is dependent upon an extension of time being granted and the obtaining of a financing source to fund the construction.


Occupancy Rates

     The following table shows certain information relating to occupancy rates for the Company's continuing owned and leased long-term health care centers:

                                        Year Ended December 31

                                        2000     1999      1998

          Overall census               94.2%     93.5%     90.8%
          Census excluding
            new openings               94.2%     93.5%     92.9%

     Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).


Termination of Florida Health Care Center Operations

     On June 28, 2000, NHC received notice that its insurance carrier was terminating insurance on all of the Company's operations effective September 30, 2000. Unable to replace this insurance in the state of Florida, the Company elected to discontinue its Florida long-term health care center operations, which at the time consisted of the ownership and operation of two owned skilled nursing facilities, thirteen leased facilities of which three were freestanding assisted living facilities, and nine third party management contracts. NHC's Vice President of Operations for the state of Florida resigned in August 2000, as did the entire staff of NHC's two regional offices in Florida. These individuals, plus additional Florida based outside investors, formed new entities and entered into a series of new leases on the thirteen leased properties and the two NHC owned properties, which leases are for a five-year term. NHC sold the current assets and current liabilities and leased its furniture, fixtures and leasehold improvements of its owned and leased Florida facilities to the same group of entities. Additionally, and with the consent of the third party owners, the Florida management contracts were assigned to another entity primarily owned and controlled by NHC's former Vice President of Florida Operations. These transactions closed on September 30,2000, with an effective date of October 1, 2000. New licenses have been issued for the respective operators as of that day. Although NHC's obligations for rent payments owed on leased centers remains in effect due to a master lease, NHC is receiving a credit for lease payments made by the new providers, which were current as of year end. Through the master lease agreement, NHC still maintains a right of first refusal with NHI and NHR to purchase any of the Florida facilities should NHI or NHR receive an offer from an unrelated party. NHC successfully replaced its liability insurance on the balance of all its operations in states other than Florida effective October 1, 2000.


Homecare Programs

     The Company's home health programs (called "Homecare" by the Company) provide nursing and rehabilitative services to individuals in their residences and are licensed by the Tennessee, South Carolina and Florida state governments and certified by the federal government for participation in the Medicare program. Each of the Company's 33 Medicare certified homecare programs is managed by a registered nurse, with speech, occupational and physical therapists either employed by the program or on a contract basis. Homecare visits decreased from 338,817 visits in 1999 to 331,756 visits in 2000. During the first three quarters of 2000, reimbursement for homecare services under the Medicare program provided for reimbursement of allowable costs up to specified limits for both visits and patients. Thus the Company focused on growing its homecare patient census and managing the number of visits to stay within those limits. NHC Homecare had 7,398 patients in 2000. Effective October 1, 2000, homecare reimbursement under the Medicare program was totally changed by the implementations of a prospective payment system. Under this prospective payment system, the Company receives a fixed amount per patient per episode as defined by Medicare guidelines. The Company's experience with the new homecare prospective payment system in the last quarter of 2000 leads it to believe it can operate effectively under the system.

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


Assisted Living Units

     The Company presently leases and/or manages thirteen assisted living units, eight of which are located within the physical structure of a long-term health care center or retirement center and five of which are freestanding. During the year NHC's assisted living units decreased by three centers and 252 units, all in Florida. This termination was brought about by the inability of the Company to obtain liability insurance at a reasonable cost in that state. Due to the overbuilding in most markets, the Company has elected not to start construction on free standing projects during 2001. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Certificates of Need are not necessary to build these projects and the Company believes that overbuilding has occurred in some of its markets. In 2001, the Company may start construction on thirty assisted living units as a component of a new 160 bed nursing center, but only if outside financing is available, and an extension of time to construct and open the health care center is obtained.


Retirement Centers

     NHC's retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents, including restaurants, activity rooms and social areas. In most cases, retirement centers also include long-term health care facilities, either in contiguous or adjacent licensed health care centers. Charges for services are paid from private sources without assistance from governmental programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need such as is required for health care centers. NHC has, in several cases, developed retirement centers adjacent to its health care properties with an initial construction of 40 to 80 units and which units are rented by the month; thus these centers offer an expansion of the Company's continuum of care. The Company believes these retirement units offer a positive marketing aspect of the Company's health care centers.

     Another type of retirement center which the Company offers is that of "continuing care communities", where the resident pays a substantial endowment fee and a monthly maintenance fee. The resident then receives a full range of services - including nursing home care - without additional charge.

     One such continuing care community, the 137 unit Richland Place Retirement Center, was opened in January, 1993 and is fully occupied. The Company opened the 58 unit AdamsPlace in Murfreesboro, Tennessee during 1998.


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

     The following table sets forth sources of patient revenues from health care centers and homecare services for the periods indicated:

                                   Year Ended December 31
          Source                  2000       1999     1998
          Private                  30%        29%      31%
          Medicare                 29%        29%      32%
          Medicaid/Skilled         10%        11%      10%
          Medicaid/Intermediate    31%        30%      26%
          VA and Other              0%         1%       1%

              Total               100%       100%     100%


Private Revenue Sources

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

     Historically, government health care reimbursement programs make payments under a cost based reimbursement system. Although general similarities exist due to federal mandates, each state operates under its own specific system. Medicare, however, is uniform nationwide and reimbursed (subject to certain ceilings on operating costs) through December 1998, the reasonable direct and indirect cost of services furnished to Medicare patients, including depreciation, interest and overhead.

     Commencing January 1, 1999 (and as mandated by the 1997 Balanced Budget
Act), Medicare changed its former cost reimbursement system to a "Prospective Payment System" (PPS). Under PPS, the center receives a fixed payment which covers all but a few services provided to Medicare patients. Thus the center must not only cover its fixed and normal operating expenses out of this payment, but also physical and speech therapy, drugs and other supplies, and other necessary services of the type provided by skilled nursing facilities. The Company experienced a material decrease in Medicare revenues in 1999 due to PPS, but was able to also substantially reduce operating expenses. Material reductions were negotiated in therapy, pharmaceutical and other ancillary services. Some legislative changes were made to PPS in late 1999 and again in December 2000, both of which provided some relief form the drastic revenue reductions occasioned by the 1997 BBA. Medicare patients are entitled to have payment made on their behalf to a skilled nursing facility for up to 100 days during each calendar year and a prior 3-day hospital stay is required. A patient must be certified for entitlement under the Medicare program before the skilled nursing facility is entitled to receive Medicare payments and patients are required to pay approximately $97 per day after the first 20 days of the covered stay. For details see the section "Medicare Financial Changes".

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

     During the fiscal year, each facility receives payments under the applicable government reimbursement program. Medicaid payments are generally "prospective" in that the payment is based upon the prior years actual costs. Medicare payments were "retrospective" thru 1998 in that current year payments were designed to reasonably approximate the facility's reimbursable costs during that year. Payments under Medicare for years thru 1998 were adjusted to actual allowable costs each year. The actual costs incurred and reported by the facility under the Medicare program were and are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustments of interim payments received from the program. If, as a result of such audits, it is determined that overpayment of benefits were made, the excess amount must be repaid to the government. If, on the other hand, it is determined that an underpayment was made, the government agency makes an additional payment to the operator. The Company records as receivables the amounts which it expects to receive under the Medicare and Medicaid programs and records into profit or loss any differences in amounts actually received at the time of interim and final settlements. To date, adjustments have not had a material adverse effect on the Company. For further information, see "Item 3: Legal Proceedings" which describe the settlement of certain litigations concerning Medicare cost reports for 1991-1996. The Company believes that its payment formulas have been properly applied and that any future adjustments will not be materially adverse. Effective January 1, 1999, and as discussed above, the Medicare program has become prospective in nature. For additional discussion see "Medicare Financial Changes".

     Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at the Company's facilities will result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue to the Company. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments whereby the Company is responsible for providing, for a fixed fee, all services needed by certain patients. Capitated payments can result in significant losses if patients require expensive treatment not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. For the fiscal year ended December 31, 2000, NHC derived 29% and 41% of its net patient revenues from the Medicare and Medicaid programs, respectively. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs, therefore, could have a material adverse effect on the Company's profitability. The Company is unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company.


Medicare Financial Changes

     Government at both the federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including the type of services provided by NHC. On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures, as well as new anti-fraud provisions. The BBA was projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program. Section 4711 of BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which has required that state Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards; the Boren Amendment was previously the foundation of litigation by nursing homes seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justifications for the proposed rates are published, and which give providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. Several of the states in which NHC operates are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.

     The BBA also requires that nursing homes transition to a prospective payment system under the Medicare program during a three-year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. Substantially all the companies operating skilled nursing centers commenced receiving Medicare payments under this new program on January 1, 1999. As described in the following sections, BBA produced a crisis in long term care funding throughout the country. Congress addressed this financial distress in late 1999, and more recently in the Medicare Benefit Improvement Protection Act of 2000. Both enactments appear positive to the financial health of NHC, although the latter will not commence implementation until April 1, 2001.


Industry Distress

     With the full implementation of BBA 1997, the long-term health care industry experienced not only material reductions in Medicare revenue and precipitous declines in public companies' market capitalization but also a wave of unanticipated bankruptcies. During 1999 and 2000, five of the nation's largest publicly held companies filed for bankruptcy protection. At least four private chains of over 100 facilities each also filed for bankruptcy protection. Currently, it appears that only NHC, Beverly Enterprises and HCR ManorCare, among the largest publicly traded long term care companies, avoided substantial operating losses during 2000. Although one might expect that this industry collapse would have produced acquisition opportunities for NHC or other surviving companies, this has not been the case. In the bankruptcy process, the public companies are discarding ownership in or leases with poorly performing centers, while clinging tenaciously to their best performers.
These poorer performers are the target market for NHC's new offsite Accounting and Financial Service contract. Additionally, NHC's advisory agreement with National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR") have allowed its subsidiaries to enter into short-term management agreements on eight centers during 1999 and four additional centers during 2000.


Amendments to the BBA 1997

     The United States Congress and the Administration - in recognition of the collapse of a significant portion of America's long-term care industry - proposed and enacted certain amendments to the Balanced Budget Act of 1997. Among the changes enacted in 1999 was the Balanced Budget Reform Act of 1999
(BBRA). This law allowed providers to identify certain of their facilities to be placed immediately on the federal reimbursement rate, rather than a three-year transition rate. For facilities in which it is financially advisable to make this change, the Company is so doing. Additionally, (and effective between April 1 and October 31, 2000) approximately fifteen of the highest acuity Medicare reimbursement payment classifications experienced a 20% increase in payment; furthermore, the balance of the Medicare payment categories underwent an additional 4% increase. These changes were effective April 1, 2000. Certain relief was also granted to the Company's home health care operations and a $1,500 per patient annual ceiling was lifted for a two-year period on reimbursement for expenditures in connection with the provision of physical, speech, and occupational therapy to the Company's patients.

     On December 15, 2000, the President signed the Medicare Benefit Improvement and Protection Act of 2000 (BIPA) which increased overall Medicare PPS rates by market basket plus 1% versus the previous market basket minus 1% and extended the moratorium on homecare PPS rate reduction to 2003.

     Although the refinements occasioned by BBRA 99 and BIPA 2000 have been well received by the industry, it is the Company's belief that the resulting revenue enhancements are insufficient compared to the losses sustained by the industry due to BBA 1997.


Competition

     In most of the communities in which the health care centers are operated by the Company, there are other health care centers with which the Company competes. The Company leases or operates 74 long-term health care facilities, all but ten of which are located in the states of Alabama, Georgia, Indiana, Kentucky, Missouri, South Carolina, Tennessee and Virginia. During 2000 the Company discontinued operating twenty-four long term care centers in Florida. Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities. There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including the Company, dominates any of these state's long-term health care markets, except for some small rural markets which might have only one long-term health care facility. In competing for patients and staff with these centers, the Company depends upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of the Company's health care centers are important in obtaining patients, since members of the patient's family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital. The Company believes that by providing and emphasizing rehabilitative as well as skilled care services at its centers, it will be able to broaden is patient base and to differentiate its centers from competing health care centers.

     As the Company expanded into the assisted living market, it constantly monitored proposed or existing competing assisted living centers. The Company's development goal is to link its health care centers with its assisted living centers, thereby obtaining a competitive advantage for both. In all but one market where the Company operates health care centers, the Company believes the assisted living centers in the area to be sufficient or over sufficient for current population, and does not plan entry in those markets in 2001.

     The Company experiences competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees. In order to enhance its competitive position, the Company has an educational tuition loan program, an American Dietary Association approved internship program, a specially designed nurse's aide training class, and makes financial scholarship aid available to physical therapy vocational programs and The Foundation for Geriatric Education. The Company also maintains an "Administrator in Training" course, 24 months in duration, for the professional training of administrators. Presently, the Company has seven full-time individuals in this program. Three of its eight regional vice presidents and 41 of its 74 health care center administrators have graduated therefrom.

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


Employees

     As of December 31, 2000, the Company's Administrative Services Contractor plus the Company's managed centers had approximately 11,700 full and part time employees, who are called "Partners" by the Company. This nomenclature continues even though the Company is now in corporate rather than partnership form, a transition which occurred effective January 1, 1998. No employees are presently represented by a bargaining unit. The Company believes its current relations with its employees are good.

                                               ITEM 2
                                             PROPERTIES
LONG-TERM HEALTH CARE CENTERS
                                                                                   Total      Beds under Development    Joined
State               City          Center                           Affiliation     Beds       and Special Care Units    NHC
Alabama             Anniston      NHC HealthCare, Anniston         Leased(1)       151        50 bed Alzheimer's unit   1973
                                                                                              10 bed subacute care unit
                    Moulton       NHC HealthCare, Moulton          Leased(1)       136                                  1973

Georgia             Ft Oglethorpe NHC HealthCare, Fort Oglethorpe  Owned(2)        135                                  1989
                    Rossville     NHC HealthCare, Rossville        Leased(1)       112                                  1971

Indiana             Brownsburg    Brownsburg Health Care Center    Managed         178        20 bed Alzheimer's unit   1990
                    Castleton     Castleton Health Care Center     Managed         120        16 bed Alzheimer's unit   1990
                    Plainfield    Plainfield Health Care Center    Managed         199        57 bed Alzheimer's unit   1990

Kentucky            Dawson SpringsNHC HealthCare, Dawson Springs   Leased(1)        80                                  1973
                    Glasgow       NHC HealthCare, Glasgow          Leased(1)       206                                  1971
                    Madisonville  NHC HealthCare, Madisonville     Leased(1)        94                                  1973

Massachusetts       Greenfield    Buckley Nursing Home             Managed         120                                  1999
                    Holyoke       Buckley Center for
                                    Nursing & Rehab.               Managed         102                                  1999
                    Quincy        John Adams Continuing
                                    Care Center                    Managed          71                                  1999
                    Taunton       Longmeadow of Taunton            Managed         100                                  1999

Missouri            Desloge       NHC HealthCare, Desloge          Leased(1)       120                                  1982
                    Joplin        NHC HealthCare, Joplin           Leased(1)       126                                  1982
                    Kennett       NHC HealthCare, Kennett          Leased(1)       170                                  1982
                    Macon         Macon Health Care Center         Managed         120        24 bed Alzheimer's unit   1982
                    Osage Beach   Osage Beach Health Care Center   Managed         120        24 bed Alzheimer's unit   1982
                    St. Charles   NHC HealthCare, St. Charles      Leased(1)       120                                  1982
                    St. Louis     NHC HealthCare, Maryland Heights Leased(1)       220        30 bed Alzheimer's unit   1987
                    Springfield   Springfield Rehabilitation and
                                     Health Care Center            Managed         120                                  1982
                    West Plains   West Plains Health Care Center   Leased(1)       120                                  1982

New Hampshire       Epsom         Epsom Manor                      Managed         108                                  1999
                    Manchester    Maple Leaf Health Care Center    Managed         114                                  1999
                    Manchester    Villa Crest Health Care Center   Managed         123                                  1999

LONG-TERM HEALTH CARE CENTERS (continued)
                                                                                   Total      Beds under Development    Joined
State               City          Center                           Affiliation     Beds       and Special Care Units    NHC
South Carolina      Aiken         Mattie C. Hall Health
                                    Care Center                    Managed         176        44 bed Alzheimer's unit   1982
                    Anderson      NHC HealthCare, Anderson         Leased(1)       290        44 bed subacute care unit 1973
                    Clinton       NHC HealthCare, Clinton          Leased(1)       131                                  1993
                    Columbia      NHC HealthCare, Parklane         Leased(1)       120        30 bed Alzheimer's unit   1997
                                                                                              17 bed subacute care unit
                    Greenwood     NHC HealthCare, Greenwood        Leased(1)       152                                  1973
                    Greenville    NHC HealthCare, Greenville       Leased(1)       176                                  1992
                    Laurens       NHC HealthCare, Laurens          Leased(1)       176                                  1973
                    Lexington     NHC HealthCare, Lexington        Leased(1)       120        12 bed subacute care unit 1994
                    Mauldin       NHC HealthCare, Mauldin          Leased(1)       120        30 bed Alzheimer's unit   1997
                    Murrells
                      Inlet       NHC HealthCare, Garden City      Leased(1)        88                                  1992
                    North Augusta NHC HealthCare, North Augusta    Leased(1)       132                                  1991
                    Sumter        NHC HealthCare, Sumter           Managed         138                                  1985

Tennessee           Athens        NHC HealthCare, Athens           Leased(1)        98                                  1971
                    Chattanooga   NHC HealthCare, Chattanooga      Leased(1)       207        20 bed subacute care unit 1971
                    Chattanooga   NHC HealthCare, Hamilton County  Managed         520                                  1999
                    Columbia      NHC HealthCare, Columbia         Leased(1)       106        12 bed subacute care unit 1973
                    Columbia      NHC HealthCare, Hillview         Leased(1)        92                                  1971
                    Cookeville    NHC HealthCare, Cookeville       Managed          94                                  1975
                    Dickson       NHC HealthCare, Dickson          Leased(1)       191                                  1971
                    Dunlap        NHC HealthCare, Sequatchie       Leased(1)       120                                  1976
                    Farragut      NHC HealthCare, Farragut         Leased(1)        60                                  1998
                    Franklin      Franklin Manor                   Leased(1)        47                                  1997
                    Franklin      NHC HealthCare, Franklin         Leased(1)        80                                  1979
                    HendersonvilleNHC HealthCare, Hendersonville   Leased(1)       117                                  1987
                    Johnson City  NHC HealthCare, Johnson City     Leased(1)       160        16 bed subacute care unit 1971
                    Knoxville     NHC HealthCare, Fort Sanders     Owned(2)        172        12 bed subacute care unit 1977
                    Knoxville     NHC HealthCare, Knoxville        Leased(1)       139                                  1971
                    Lawrenceburg  NHC HealthCare, Lawrenceburg     Managed          96                                  1985
                    Lawrenceburg  NHC HealthCare, Scott            Leased(1)        62                                  1971
                    Lewisburg     NHC HealthCare, Lewisburg        Leased(1)       102                                  1971
                    Lewisburg     NHC HealthCare, Oakwood          Leased(1)        60                                  1973
                    McMinnville   NHC HealthCare, McMinnville      Leased(1)       150                                  1971
                    Milan         NHC HealthCare, Milan            Leased(1)       123                                  1971

LONG-TERM HEALTH CARE CENTERS (continued)
                                                                                   Total      Beds under Development    Joined
State               City          Center                           Affiliation     Beds       and Special Care Units    NHC
Tennessee (con't)
                    Murfreesboro  AdamsPlace                       Leased(1)        60                                  1997
                    Murfreesboro  NHC HealthCare, Murfreesboro     Managed         181        69 bed subacute care unit 1974
                    Nashville     The Health Center of
                                     Richland Place                Managed         107        8 beds under development  1992
                    Nashville     NHC HealthCare, Nashville        Leased(1)       124                                  1975
                    Nashville     West Meade Place                 Managed         120                                  1993
                    Oak Ridge     NHC HealthCare, Oak Ridge        Managed         128                                  1977
                    Pulaski       NHC HealthCare, Pulaski          Leased(1)       102                                  1971
                    Smithville    NHC HealthCare, Smithville       Leased(1)       107        7 beds under development  1971
                    Somerville    NHC HealthCare, Somerville       Leased(1)        72                                  1976
                    Sparta        NHC HealthCare, Sparta           Leased(1)       150                                  1975
                    Springfield   NHC HealthCare, Springfield      Leased(1)       107                                  1973

Virginia            Bristol       NHC HealthCare, Bristol          Leased(1)       120                                  1973

Washington          Bellingham    Sehome                           Managed         115                                  2000
                    Seattle       Park Ridge                       Managed         115                                  2000
                    Seattle       Park West                        Managed         139                                  2000
ASSISTED LIVING UNITS

State               City          Center                                                      Assisted Living Units
Alabama             Anniston      NHC Place/Anniston
                                    (free-standing)                Leased(1)                  68 bed assisted living unit

Missouri            St. Charles   Lake St. Charles Retire. Center  Leased(1)                  25 bed assisted living unit
                    St. Peters    NHC Place (free-standing)        Leased                     100 bed assisted living unit

New Hampshire       Epsom         Heartland Place                  Managed                    78 bed assisted living unit
                    Manchester    Villa Crest Assisted Living      Managed                    42 bed assisted living unit

Tennessee           Chattanooga   NHC HealthCare, Hamilton County  Managed                    66 bed assisted living unit
                                    (free-standing)
                    Dickson       NHC HealthCare, Dickson          Leased(1)                  20 bed assisted living unit
                    Farragut      NHC Place, Farragut
                                    (free-standing)                Leased(1)                  84 bed assisted living unit
                    Johnson City  NHC HealthCare, Johnson City     Leased(1)                  11 bed assisted living unit
                    Murfreesboro  AdamsPlace (free-standing)       Leased(1)                  84 bed assisted living unit
                    Nashville     Richland Place                   Managed                    25 bed assisted living unit
                    Smithville    NHC HealthCare, Smithville       Leased(1)                  7 bed assisted living unit
                    Somerville    NHC HealthCare, Somerville       Leased(1)                  12 bed assisted living unit

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

HOMECARE PROGRAMS

State               City          Homecare Programs                              Affiliation            Established
Florida             Carrabelle    NHC HomeCare of Carrabelle                     Owned                  1994
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

HOMECARE PROGRAMS
State    City       Homecare Programs                    Affiliation     Established
Tennessee (con't)
     Lawrenceburg   NHC HomeCare of Lawrenceburg         Owned           1977
     Lebanon        NHC HomeCare of Lebanon              Owned           1997
     Lewisburg      NHC HomeCare of Lewisburg            Owned           1977
     McMinnville    NHC HomeCare of McMinnville          Owned           1976
     Milan          NHC HomeCare of Milan                Owned           1977
     Murfreesboro   NHC HomeCare of Murfreesboro         Owned           1976
     Pulaski        NHC HomeCare of Pulaski              Owned           1985
     Somerville     NHC HomeCare of Somerville           Owned           1983
     Sparta         NHC HomeCare of Sparta               Owned           1984
     Springfield    NHC HomeCare of Springfield          Owned           1984

(1)  Leased from NHR or NHI
(2) NHC HealthCare/Fort Oglethorpe and NHC HealthCare/Fort Sanders are owned by separate limited partnerships. The Company owns approximately 80% of the partnership interest in Fort Oglethorpe and 25% of the partnership interest in Fort Sanders.

                              ITEM 3
                        LEGAL PROCEEDINGS

     National HealthCare Corporation ("NHC") was a defendant in a lawsuit styled Braeuning, et al. vs. National HealthCare L.P., et al. filed on April 9, 1996. The Federal government was participating in the lawsuit as an intervening plaintiff. The suit alleged that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleged that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. In its defense of the matter, NHC asserted that the cost report information of the centers was either appropriately filed or, upon self-audit amendment, reflects adjustments for, among other items, i)correction of unintentional misallocations; ii) instances in which the self-audit process has had to use different source documents due to loss or misplacement of the original source documents; and iii) recalculation of certain nursing time based upon indirect allocation percentages rather than time studies, as were originally used. The cost report periods covered by the suit included 1991 through 1996. A number of amended cost reports were filed and NHC finalized the self-audit process for the years 1995 and 1996. NHC and the Department of Justice and the Health care Financing Administration agreed on the use of certain audit ratios used to calculate the amount of Medicare overpayment or underpayments for years 1991 through 1994. The parties have settled the suit by written agreement approved by the Court on December 15, 2000. Pursuant to that Agreement, and based upon the self-audit adjustments as further negotiated by the parties, NHC has agreed to a repayment totaling $17,623,072 payable over five years at 6% interest, with no interest for the initial six months. The government has also agreed to credit all 1997 and 1998 Routine Cost Limit exception cost report settlements owed by it to NHC and/or its managed centers against the settlement amount upon finalization of those cost reports. The settlement amount includes amounts owed by a number of centers managed by NHC, and NHC anticipates that these centers will repay amounts owed by them; however, NHC is liable to the government for those amounts in the event that the amounts are not paid by the managed centers.


General Liability Lawsuits

     The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of December 31, 2000, the Company and/or its managed centers are defendants in 81 such claims in Florida, compared to 36 in all other states combined.

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

     Unsure as to whether the carrier would assert a claim against NHC and/or the owner or, alternatively, that the carrier would claim that the coverage be divided between the umbrella policy issued for separate calendar years, NHC filed for declaratory judgment in the Chancery Court of Rutherford County, Tennessee. This action requested the court to find that the settlement was made in bad faith and that the insurance carrier should be responsible for the entire amount of the judgment. The insurance carrier transferred the case into the federal district court in Nashville, Tennessee and the York Hannover bankruptcy Trustee filed an identical suit in Tampa, Florida against the carrier. The parties have now reached a settlement - which was approved by the York Hannover Bankruptcy Court - which removes any possible claim by the carrier against NHC and/or York Hannover. In addition, the settlement requires the insurance carrier to fund a $2,000,000 escrow account to be used to pay any claims that exceed the primary insurance coverage for the 1996 policy year.


Customer Bankruptcies

     On November 5, 1999, NHC was informed that a substantial debtor of its rehabilitation division had filed for Chapter 11 protection in the United States Bankruptcy/District Court in Wilmington, Delaware. The debtor is an affiliate of Lenox Healthcare, Inc. of Pittsfield, Massachusetts.

     The Company has provided full reserves for these amounts in years prior to 1999 based on its assessments of the loss exposure to the Company. The debt to the Company was discharged by the Bankruptcy Court in late December 2000, which discharge had no financial impact due to the previous reserves created.


Guarantees and Related Third Party Exposure

     NHI and NHR Leases: As previously reviewed (see "Termination of Florida Health Care Center Operations", page 6), NHC terminated operations at thirteen leased long-term care centers in the state of Florida effective September 30, 2000. NHC, however, remains obligated on the lease payments to NHI and NHR, the landlords of these properties. NHC, however, receives credit for any rents paid by the new lessees of the projects, all of which are current as of year end. The inability of the new providers to sustain their lease payments could have an adverse effect on the Company's results of operations and cash flows.

     CFA Notes: Care Foundation of America, Inc. ("CFA") purchased from NHI six facilities through the issue of a mortgage note. NHC is a limited ($3,000,000) guarantor of the outstanding mortgage note to NHI plus the guarantor on a $2,000,000 working capital note to NHR, all collateralized by the pledge of certain marketable securities in the approximate amount of $5,000,000. NHC does not manage the facilities but does provide financial and accounting services. The failure of these facilities to make their payments on the first mortgage notes could result in the acceleration of that indebtedness and an attempt by the first mortgage holder and/or working capital lender to collect their total of $5,000,000 in guarantees from NHC or the collateral now held by the first mortgage lender.

     NHI Short Term Liquidity Demand: NHI's $83,000,000 senior secured bank credit facility requires NHI to repay the outstanding balance during 2001 and 2002. NHI also has additional letters of credit of $11,600,000 that mature during 2001. NHI has relied upon NHC to provide $23,200,000 of cash during 2000 through the purchase by NHC from NHI of certain notes receivable. NHI management has reported to the investing public that it believes that NHI will be successful in generating the necessary capital to repay its future debt requirements. However, the failure by NHI to meet its liquidity demands would negatively impact NHC as a result of cross-default provisions contained in a substantial portion of NHI's and NHC's debt agreements.

     With regard to certain other debt financed through the ESOP and National (total outstanding balance of $30,500,000 at December 31, 2000, of which $11,400,000 is the primary obligation of NHC), the lending institutions have the right to put the entire outstanding balance of the debt to NHI and NHC effective December 16, 2001. Upon exercise of the put option by the lending institutions, NHC would be obligated to purchase 38% of the then outstanding balance and NHI would be obligated to purchase 62% of the then outstanding balance. NHC and NHI are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that NHC, NHI and National make additional principal repayments on the debt during 2001. However, if the lending institutions exercise the put option, NHC and NHI would be required to purchase the entire outstanding balance of the debt, which would have a material adverse effect on NHC's financial position and cash flows. As a result of the put option, NHC's primary obligation under this debt instrument ($11,400,000) has been classified as a current liability in NHC's consolidated balance sheet as of December 31, 2000.

     National Short Term Liquidity Demand: National also has certain additional debt obligations financed through the ESOP (total balance of $15,700,000 at December 31, 2000). None of this debt is the primary obligation of NHC. However, this debt is cross-defaulted with NHC's obligations. Under the terms of these debt agreements, the lending institutions have the right to put the entire outstanding balance of the debt to National at any time after January 20, 2001. The lending institutions have committed to not exercise the put option prior to September 30, 2001.
However, if the lending institutions do exercise that put option and National is unable to refinance or purchase the entire outstanding balance of the debt, National's debt along with a substantial portion of NHC's debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.


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


                              ITEM 4
       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  The Annual Meeting of the Shareholders was held on May 24, 2000.

          (b)  Matters voted upon at the meeting are as follows:

          PROPOSAL NO. 1: Election of Olin O. Williams and Robert G. Adams to serve as directors for a term of three years or until their successors have been fully elected and qualified. Other directors whose terms of office continue are W. Andrew Adams, Ernest G. Burgess, III,
          Richard F. LaRoche, Jr., Lawrence C. Tucker, and J. K. Twilla.

                                                     Withholding
                                       Voting For    Authority  Percent For
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


                             PART II
                             -------
                              ITEM 5
          MARKET FOR REGISTRANT'S COMMON EQUITY MATTERS

     The shares of common stock of National HealthCare Corporation are traded on the American Stock Exchange under the symbol NHC. The closing price for the NHC shares on Friday, December 29, 2000 was $7.688. On December 31, 2000, NHC had approximately 4,476 shareholders, comprised of 2,476 shareholders of record and an additional 2,000 shareholders indicated by security position listings. The following table sets out the quarterly high and low sales prices of NHC's shares. As a corporation, NHC paid no dividends during 1999 or 2000.

                                          Stock Prices
                                          High      Low
_____________________________________________________________________________
                    1999
                    1st Quarter         $17.250   $ 7.625
                    2nd Quarter           9.750     5.250
                    3rd Quarter          10.688     5.938
                    4th Quarter           7.000     3.375
_____________________________________________________________________________
                    2000
                    1st Quarter         $ 5.875   $ 4.125
                    2nd Quarter           5.500     4.188
                    3rd Quarter           6.000     3.250
                    4th Quarter          10.500     2.250
_____________________________________________________________________________

     The Company does not currently declare or pay dividends.

                             ITEM 6
                    SELECTED FINANCIAL DATA

  The following table represents selected financial information with respect to the Company for the five years ended December 31, 2000. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes. NHC was a partnership through 1997, and consequently had no significant income taxes imposed upon it.

                                  Year Ended December 31,
                         2000     1999      1998      1997      1996
                    (in thousands, except unit/share and per unit/share data)
Operating Data:
Net Revenues          $462,415  $440,145  $441,214  $463,477  $386,266
Expenses               445,255   426,110   451,298   426,260   356,980
Income (Loss) before
   income taxes         17,160    14,035   (10,084)   37,217    29,286
Income tax provision
   (benefit)             6,942     5,652    (3,685)      209       ---
Net income (loss)       10,218     8,383    (6,399)   37,008    29,286

Earnings (Loss) per unit/share:
  Basic                    .89       .73      (.58) $   4.17  $   3.48
  Diluted                  .89       .73      (.58)     3.58      2.97

Balance Sheet Data:
Total assets          $273,047  $240,319  $249,688  $239.061  $404,740
Long-term debt          55,379    45,736    56,311    60,227   124,678
Debt serviced by
  other parties          2,384    14,911    15,891    16,676    32,857
Partners' capital          ---       ---       ---       ---   128,537
Shareowners' equity     69,534    53,636    50,315    37,736       ---


                             ITEM 7
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Overview--

  National HealthCare Corporation ("NHC" or the "Company") is a leading provider of long-term health care services. NHC operates or manages 74 long-term health care centers with 9,747 beds in 11 states. NHC provides long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers. In addition, NHC provides management and accounting services to owners of long-term health care centers and advisory services to National Health Investors, Inc. ("NHI") and National Health Realty, Inc., ("NHR").


Results of Operations--

  The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2000, 1999 and 1998.

                    Percentage of Net Revenues
Year Ended December 31,                   2000      1999       1998
Revenues:
   Net patient revenues                    89.8%     92.3%     91.6%
   Other revenues                          10.1       7.7       8.4
       Net revenues                       100.0     100.0     100.0
Costs and Expenses:
   Salaries, wages and benefits            55.9      55.0      55.2
   Other operating                         25.6      27.1      26.6
   Litigation settlement and other
     charges                                0.0       0.0       6.4
   Rent                                     9.9      10.6      10.4
   Depreciation and amortization            3.4       2.9       2.7
   Interest                                 1.5       1.2       1.0
       Total costs and expenses            96.3      96.8     102.3
   Income (Loss) Before Income Taxes        3.7%      3.2%     (2.3)%

  The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)
                                        2000 vs. 1999        1999 vs. 1998
(dollars in thousands)                Amount    Percent    Amount    Percent
Revenues:
   Net patient revenues              $  9,619      2.4%     $  2,002     0.5%
   Other revenues                      12,651     37.3        (3,071)   (8.3)
   Net revenues                        22,270      5.1        (1,069)   (0.2)
Costs and Expenses:
   Salaries, wages and benefits        16,187      6.7        (1,082)   (0.4)
   Other operating                       (764)    (0.6)        1,463     1.2
   Litigation settlement and
     other charges                        ---      ---       (28,084) (100.0)
   Rent                                  (864)    (1.8)          705     1.5
   Depreciation & amortization          3,059     24.2           858     7.3
   Interest                             1,527     28.5           952    21.6
  Total costs and expenses             19,145      4.5       (25,188)    5.6
   Income Before Income Taxes        $  3,125     22.3%     $ 24,119   239.2%

  NHC's long-term health care services, including therapy and pharmacy services, provided 95% of net patient revenues in 2000, 94% in 1999 and 94% in 1998. Homecare programs, which are included in the long-term health care services, provided 5% of net patient revenues in 2000, 4% in 1999 and 5% in 1998.

  The overall census in owned or leased health care centers for 2000 was 94.2% compared to 93.5% in 1999 and 90.8% in 1998. The census excluding acquisitions of new beds and new openings was 94.2%, 93.5% and 92.9%, respectively, for the same periods. NHC opened no new owned or leased long-term care beds in 2000.

  Approximately 62% (2000), 62% (1999) and 60% (1998) of NHC's net
revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized. For the cost report years 1997 and 1998, NHC has submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. NHC has received preliminary approval on certain of these requests and others are pending approval. NHC will record revenues associated with the approved requests when such approvals, including the final cost report audits, are assured. Pursuant to NHC's settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al as discussed further in Note 13 of the consolidated financial statements, NHC has entered into a note payable to the Federal government. Any 1997 or 1998 routine cost limitation exception amounts ultimately approved by third party intermediaries will be reflected by the Federal government as a direct reduction of the outstanding note payable.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Divestiture of Florida Operations - Prior to October 1, 2000, NHC owned two long-term health care centers and leased a total of ten long-term health care centers and three assisted living centers in Florida. NHC also provided health care management services to an additional ten long-term health care centers in the state.

  Effective October 1, 2000, NHC leased its two owned long-term health care centers directly to a group of non-NHC affiliated companies.
Furthermore, the individual NHR and NHI leases were terminated effective October 1, 2000, and the centers were leased to new tenants unrelated to NHC; however, NHC is still the primary obligor because the properties were originally leased to it pursuant to a master lease. Lease payments received by NHI and NHR from the new lessees offset NHC's lease obligations pursuant to the master operating lease.

  NHC sold the current assets and current liabilities of its owned and leased Florida facilities to the non-NHC affiliated group of companies in exchange for total notes receivable of approximately $4,480,000. The notes receivable approximate the book value of the net assets transferred. NHC also leased the furniture, fixtures and leasehold improvements of these Florida properties to the same group of companies. Finally, NHC entered into agreements to provide certain working capital loans to the non-NHC affiliated group of companies up to a maximum of $4,000 per bed per center. No draws had been made on the working capital loans as of the date of these financial statements.

  Beginning October 1, 2000 NHC will not provide any health care related management services for the two owned centers or for the thirteen leased centers. NHC will provide only financial and accounting services for the two owned centers and for the thirteen leased centers in Florida.

  Management estimates that patient revenues and total expenses were both reduced by approximately $23,000,000 in the fourth quarter of 2000 due to the divestiture of the long-term health care and assisted living centers. Also, other revenues and related expenses were both reduced by approximately $700,000 in the fourth quarter of 2000 because of the discontinuation of health care management services to the ten long-term health care centers.

  Management believes that the divestiture of its Florida operations will not have a material impact on NHC's earnings in future periods except to reduce the substantial risks of operating in the state of Florida without professional liability insurance.


2000 Compared to 1999

  Results for 2000 include a 5.1% increase compared to 1999 in net revenues and a 22.3% increase in net income before income taxes.

  As shown in the above tables, patient revenues for NHC increased 2.4% in 2000 compared to 1999. The increase in revenues reflect improved PPS rates, improved census mix and improved occupancy rates (increased from 93.5% in 1999 to 94.2% in 2000) at long-term health care centers, assisted living centers and independent living centers. The improved PPS rates were driven by the Balance Budget Reform Act of 1999 that provided, among other benefits, a 20% increase in the fifteen highest acuity Medicare payment classifications and a 4% increase in all Medicare payment classifications.

  The increase in revenues was offset in part by the October 1, 2000 divestiture of 12 long-term health care and three assisted living centers in Florida, as described above. Net revenues for the Florida centers totaled $67.9 million for the nine months ended September 30, 2000 compared to $81.2 million for the year ended December 31, 1999. Compared to 1999, NHC has decreased the number of owned or leased long-term health care beds by 1,753 beds from 7,976 beds to 6,223 beds.

  Revenues from management or accounting and financial services, which are included in the consolidated statements of income in other revenues, increased $10.9 million or 52.6% in 2000 from $20.9 million in 1999 to $31.8 million in 2000. The increase is due primarily to the receipt of $15.1 million of previously unaccrued management fee revenue from National Health Corporation partially offset by the loss of management contracts for 14 centers owned by Florida Convalescent Centers, Inc. ("FCC") and the October 1, 2000 discontinuation of management services for ten centers as described above.
The FCC management agreements were terminated effective July 31, 1999.

  Total costs and expenses for 2000 increased $19.1 million or 4.5% to $445.3 million from $426.1 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $16.2 million or 6.7% to $258.5 million from $242.3 million. Other operating expenses decreased $0.8 million or 0.6% to $118.3 million for 2000 compared to $119.1 million in 1999. Rent decreased $0.9 million or 1.8% to $45.9 million from $46.8 million. Depreciation and amortization increased 24.2% to $15.7 million. Interest costs increased 28.5% to $6.9 million.

  Increases in salaries, wages and benefits are due in part to the one-time forgiveness of approximately $6.7 million of employee notes receivable and the payment of approximately $2.7 million to reimburse the related employees for the tax impact of the loans forgiven. Increases in salaries, wages and benefits are also due to increases in staffing levels due to long-term health care bed additions and assisted living occupancy improvements and expansions. Further contributing to higher costs of labor are inflationary increases for salaries and the associated benefits (increased approximately 5% in 2000). Labor cost increases were offset in part due to the October 1 divestiture of Florida centers described above.

  The decrease in other operating costs is due to the October 1, 2000 divestiture of Florida centers described above. The decrease was offset in part by increases in operating costs due to the increased number of beds in operation and the higher occupancies in assisted living and independent living services. The decrease in rent is due to the divestiture of Florida centers, offset in part by rent increases for additions at existing rental properties.

  Depreciation and amortization increased primarily as a result of placing newly purchased assets in service. Interest expense increased due to increased borrowing and increased interest rates on variable rate debt. The weighted average interest rate increased from 7.7% in 1999 to 8.7% in 2000.


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

Liquidity, Capital Resources and Financial Condition--

  Net cash provided by operating activities was $52.2 million for the year ended December 31, 2000, as compared to $33.5 million provided by operating activities for the comparable period in 1999. Cash provided by operating activities for the year ended December 31, 2000 increased from the comparable period in 1999 primarily as a result of the increase in net earnings, decreases in accounts receivable and increases in trade accounts payable, accrued payroll, and amounts due to third party payors.

  Net cash used in investing activities was $50.9 million for the year ended December 31, 2000, as compared to $32.9 million for the year ended December 31, 1999. Cash used for the purchase of property and equipment was $6.7 million for the year ended December 31, 2000 and $22.0 million in the comparable period in 1999. Cash invested in notes receivable, net of collections of notes receivable, was $37.1 million in 2000 compared to net cash collections of notes receivable in 1999 of $7.4 million. Cash used for the purchase of marketable securities was $7.3 million in 2000 compared to $18.0 million in 1999.

  Net cash provided by financing activities was $4.6 million for the year ended December 31, 2000 as compared to $9.2 million net cash used in financing activities in 1999. In the 2000 period, the Company received proceeds from debt issuance of $17.1 million compared to $13.8 million in the prior year. Payments on debt were $8.8 million in 2000 compared to $22.7 million in 1999.

  NHC's current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, its borrowing capacity are expected to be adequate to finance NHC's operating requirements and growth and development plans for 2001 and into 2002.

  For all financial instruments, NHC believes that the financial statement carrying amounts approximate fair value at December 31, 2000.

  NHC has guaranteed approximately $32.2 million of the debt of certain health care centers which NHC manages for others. As a result of the health care industry's generally weak financial position, NHC's negative income as reported in 1998, the cancellation of NHC's liability policy in the state of Florida, and the uncertainty engendered by the increasing number of medical liability claims in the state of Florida, NHC has experienced and is experiencing the potential for significant defaults in financial obligations which it has undertaken. A summary of the potential defaults are as follows:

  CFA Notes: Care Foundation of America, Inc. ("CFA") purchased from NHI six facilities through the issue of a mortgage note. NHC is a limited ($3,000,000) guarantor of the outstanding mortgage note to NHI plus the guarantor on a $2,000,000 working capital note to NHR, all collateralized by the pledge of certain marketable securities in the approximate amount of $5,000,000. NHC does not manage the facilities but does provide financial and accounting services. The failure of these facilities to make their payments on the first mortgage notes could result in the acceleration of that indebtedness and an attempt by the first mortgage holder and/or working capital lender to collect their total of $5,000,000 in guarantees from NHC or the collateral now held by the first mortgage lender.

  NHI Short Term Liquidity Demand: NHI's $83,000,000 senior secured bank credit facility requires NHI to repay the outstanding balance during 2001 and 2002. NHI also has additional letters of credit of $11,600,000 that mature during 2001. NHI has relied upon NHC to provide $23,200,000 of cash during 2000 through the purchase by NHC from NHI of certain notes receivable. NHI management has reported to the investing public that it believes that NHI will be successful in generating the necessary capital to repay its future debt requirements. However, the failure by NHI to meet its liquidity demands would negatively impact NHC as a result of cross-default provisions contained in a substantial portion of NHI's and NHC's debt agreements.

  With regard to certain other debt financed through the ESOP and National (total outstanding balance of $30,500,000 at December 31, 2000, of which $11,400,000 is the primary obligation of NHC), the lending institutions have the right to put the entire outstanding balance of the debt to NHI and NHC effective December 16, 2001. Upon exercise of the put option by the lending institutions, NHC would be obligated to purchase 38% of the then outstanding balance and NHI would be obligated to purchase 62% of the then outstanding balance. NHC and NHI are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that NHC, NHI and National make additional principal repayments on the debt during 2001. However, if the lending institutions exercise the put option, NHC and NHI would be required to purchase the entire outstanding balance of the debt, which would have a material adverse effect on NHC's financial position and cash flows. As a result of the put option, NHC's primary obligation under this debt instrument ($11,400,000) has been classified as a current liability in NHC's consolidated balance sheet as of December 31, 2000.

  National Short Term Liquidity Demand: National also has certain additional debt obligations financed through the ESOP (total balance of $15,700,000 at December 31, 2000). None of this debt is the primary obligation of NHC. However, this debt is cross-defaulted with NHC's obligations. Under the terms of these debt agreements, the lending institutions have the right to put the entire outstanding balance of the debt to National at any time after January 20, 2001. The lending institutions have committed to not exercise the put option prior to September 30, 2001.
However, if the lending institutions do exercise that put option and National is unable to refinance or purchase the entire outstanding balance of the debt, National's debt along with a substantial portion of NHC's debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.

Cash Dividends--

     NHC may pay dividends at the discretion of the Board of Directors; however, at present, NHC does not anticipate paying dividends.

New Accounting Pronouncements--

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. NHC's implementation of SAB 101 in the fourth quarter did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

     From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. NHC will adopt SFAS 133, as amended, effective January 1, 2001.

     NHC's investments in marketable securities include an investment in NHI debt securities convertible into NHI common stock. SFAS 133 will require that NHC account for the NHI debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because NHC will not be using the purchased call options as hedging instruments, SFAS 133 will require that NHC report changes in the fair value of the separated call options currently in earnings. In addition, NHC will be required to accrete the resulting discount on the nonconvertible debt security into income over the remaining term of the nonconvertible debt security. Based on the convertible debt security held as of December 31, 2000, upon adoption of SFAS 133, NHC will bifurcate its $2,853,000 investment in a convertible security into a $299,000 investment in purchased call options and a $2,554,000 investment in a nonconvertible interest-bearing security. Any prospective changes in the fair value of the purchased call options could introduce volatility into NHC's results of operations in subsequent periods.

Impact of Inflation--

  Inflation has remained relatively low during the past three years. In addition, historical reimbursement rates under the Medicare and Medicaid programs generally have reflected the underlying increases in health care costs and expenses resulting from inflation. For these reasons, the impact of inflation on profitability has historically not been significant. However, NHC's health care centers began the three-year phase-in of the new Prospective Payment System under the Medicare program effective during 1999. Although rates paid during the phase-in are based on a blend of historical costs for each center and average historical costs for all U.S. skilled nursing facilities, as adjusted for inflation, the rates to be paid are generally expected to be less than the rates paid under the former retrospective payment system. Therefore, there can be no assurance that future rate increases will be sufficient to offset future inflation increases in NHC's labor and other health care service costs.

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

  The United States Congress and the Administration - in recognition of the collapse of a significant portion of America's long-term care industry - proposed and enacted certain amendments to the Balanced Budget Act of 1997, the law which most observers believe is primarily responsible for the industry decline. Among the changes enacted in 1999 is a process whereby providers can identify certain of their facilities to be placed immediately on the federal reimbursement rate rather than a three-year transition rate. For facilities in which it is financially advisable to make this change, the Company is so doing. Additionally, (and effective between April 1 and October 31, 2000) approximately fifteen of the highest acuity Medicare reimbursement payment classifications experienced a 20% increase in payment; additionally, all Medicare payment categories underwent an additional 4% increase. These changes were effective April 1, 2000. Certain relief was also granted to the Company's home health care operations and a $1,500 per patient annual ceiling was lifted for a two-year period on reimbursement for expenditures in connection with the provision of physical, speech, and occupational therapy to the Company's patients. Additional relief was afforded by the enactment of the Medicare Benefit Improvement Protection Act in late 2000, which takes effect April 1, 2001. Although these refinements have been well received by the industry, it is the Company's belief that the revenue increases are insufficient compared to the losses sustained by the industry due to 1997 BBA.

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

Litigation--

  As discussed in more detail in Note 13 to the financial statements, NHC was a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act", with the government participating as an intervening plaintiff. The suit alleged that NHC has submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary cost centers" and improper allocation of skilled nursing service hours in four managed centers. The parties have settled the suit by written agreement approved by the Court on December 15, 2000. Pursuant to that Agreement, and based upon the self-audit adjustments as further negotiated by the parties, NHC has agreed to a repayment totaling $17,623,072 payable over five years at 6% interest, with no interest for the initial six months. The government has also agreed to credit all 1997 and 1998 Routine Cost Limit exception cost report settlements owed by it to NHC and/or its managed centers against the settlement amount upon finalization of those cost reports. The settlement amount includes amounts owed by a number of centers managed by NHC, and NHC anticipates that these centers will repay amounts owed by them; however, NHC is liable to the government for those amounts in the amount they are not paid by the managed centers. As the repayment has previously been reserved, the Company does not anticipate any material accounting adjustments as a result of the settlement.

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

  The entire long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of December 31, 2000, the Company and/or its managed centers are defendants in 81 such lawsuits in Florida, compared to 36 in all other states combined.


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

  Approximately $32.5 million of the Company's notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments.

  Approximately $20.8 million of the Company's notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $211,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments.

  As of December 31, 2000, $44.3 million of the Company's long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. The remaining $35.9 million of the Company's long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $260,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments.

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

EQUITY PRICE RISK

  The Company considers the majority of its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of the Company's investments in marketable securities.


                              ITEM 8
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following table sets forth selected quarterly financial data for the two most recent fiscal years.

Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)
                             1st       2nd       3rd       4th
                           Quarter   Quarter   Quarter   Quarter
2000
Net Revenues               $115,401  $116,208  $130,149  $100,657
Net Income                    2,379     2,481     2,513     2,845
Basic Earnings Per Share       .210      .210      .220      .250
Diluted Earnings Per Share     .210      .210      .220      .250

1999

Net Revenues               $107,929  $107,722  $105,677  $118,817
Net Income                    2,237     2,250     1,846     2,050
Basic Earnings Per Share       .200      .200      .160      .180
Diluted Earnings Per Share     .200      .200      .160      .180

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


                             PART III
                             --------

                             ITEM 10
          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


  Directors and Executive Officers: The Company is managed by its Board of Directors. The Board of Directors is divided into three classes. The Directors hold office until the annual meeting for the year in which their term expires and until their successor is elected and qualified. As each of their terms expire, the successor shall be elected to a three-year term. A director may be removed from office for cause only. Officers serve at the pleasure of the Board of Directors for a term of one year. The following table sets forth the directors and the executive officers and vice presidents of the Company:

                                                  Director of
                                Position          Managing              Officer of
                                with the          General               Managing
                                Company           Partner or  Current   General
                                or Managing       Company's   Term as   Partner or
                                General           Predecessor Director  Predecessor
Name                       Age  Partner           Since       Expires   Since
W. Andrew Adams            55   Chairman of
                                the Board/        1994(CEO)   2002      1973
                                President         1974(Pres.)
J. K. Twilla               74   Director          1972        2001       ---
Olin O. Williams           70   Director          1971        2003       ---
Ernest G. Burgess, III     60   Director          1992        2002       ---
Robert G. Adams            54   S. Vice
                                President/
                                Director          1993        2003      1985
Lawrence C. Tucker         58   Director          1998        2001       ---
Richard F. LaRoche, Jr.    55   Sr. Vice President/
                                Secretary and
                                General Counsel     --          --      1974
Charlotte Swafford         52   Treasurer           --          --      1985
Donald K. Daniel           54   Vice President/
                                Controller          --          --      1977
Julia W. Powell            51   Vice President/
                                Patient Services    --          --      1985
Joanne G. Batey            56   Vice President/
                                HomeCare            --          --      1989
D. Gerald Coggin           49   Vice President/
                                Government and
                                Rehabilitative      --          --      1994
David L. Lassiter          46   Vice President/
                                Corporate
                                Affairs             --          --      1995
Kenneth D. DenBesten       48   Vice President/
                                Finance             --          --      1992

     Drs. Twilla and Williams were physicians in private practice in Tennessee for more than 35 years each and are now retired. Dr. Williams serves as Chairman of the Board of the Bank of Murfreesboro, Murfreesboro, Tennessee and both are Directors of National Health Realty, Inc.

     Mr. W. Andrew Adams has been President since 1974 and Chairman of the Board since 1994. He served as president of the National Council of Health Centers, the trade association for multi-facility long-term health care companies. He has an M.B.A. degree from Middle Tennessee State University. Mr. Adams serves on the Board of Directors of Lipscomb University, Nashville, Tennessee, is President and Chairman of the Board of Directors of National Health Investors, Inc., and National Health Realty, Inc. and serves on the Board of SunTrust Bank in Nashville, Tennessee and Boy Scouts of America.

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

     Mr. Burgess (Director) is a retired Senior Vice President of NHC. He has an M.S. degree from the University of Tennessee. He is on the Board of Directors of National Health Realty, Inc.

     Mr. Tucker (Director) has been with Brown Brothers Harriman & Co. ("BBH&Co."), private bankers, for 34 years and became a General Partner of the firm in January 1979. He serves on the firm's steering committee as well as being responsible for the corporate finance activities, which include management of the 1818 Funds, private equity investing partnerships with originally committed capital exceeding $1.5 billion. He is a director of Riverwood International Corporation, VAALCO Energy Inc., World Access, Inc., National Equipment Services, US Unwired, Inc., Network Telephone, Inc., Z-Tel Technologies and WorldCom Ventures and is an Advisory Director of WorldCom, Inc. Mr. Tucker has a B.S. degree from Georgia Institute of Technology and an MBA from the Wharton School of the University of Pennsylvania.

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

     Outside directors receive $2,500 per meeting attended. In addition, outside directors receive a stock option to purchase 10,000 shares of NHC common stock at a purchase price equal to the closing price of the Corporation Shares at the closing price on the date of the Corporation's annual meeting. There were five Board meetings during 2000.

                            ITEM 11
                     EXECUTIVE COMPENSATION

Introduction:

     The Board of Directors have elected to continue the Company's prior compensation and bonus plans. Their goals in executive compensation and compensation at all levels within the Company are derived from the following priorities: First, to encourage the achievement of the highest levels of quality in its fields of endeavor; and second, to provide the strongest incentive possible in order to average, over a five year period, a 15% return on shareholder's equity. With these goals in mind, the Company's executive compensation program is based on employee performance rewarded as follows:
(1) the achievement of a return on investment for shareholders; (2) returns generated from stock performance based incentive plans; and (3) from base salary. The following text and tables describe the various components of this plan as were attained and applied during 2000.


Total Compensation:

     Table I sets forth certain information concerning the total compensation paid by the administrative general partner and reimbursed to it by the Company for the year ended December 31, 2000 to the three executive officers of the Company.


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

     Pursuant to the automatic grant provisions of the Plan, the four non-employee (or outside) directors have each received options to purchase shares at $30.75 in 1997, $39.88 in 1998, $9.375 in 1999 and $4.75 in 2000. The
outside directors have exercised none of the 1997, 1998, 1999 or 2000 grants. Each grant expires five years from the date of the grant, if not otherwise exercised.

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

     Table II shows as to the three executive officers: (i) the number of shares as to which options have been granted from January 1, 1998 through December 31, 2000 under the 1994 Option Plan; (ii) the percentage of all shares granted represented by these individuals (iii) the option exercise price per share and the expiration date; and (iv) the potential realizable value of these options assuming both a five percent and ten percent share price appreciation over the next four years.

     Table III identifies for the same three person group all options exercised during 2000, the value realized upon exercise, and the unrealized value of the balance of options outstanding.

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

                                          TABLE I
                              NATIONAL HEALTHCARE CORPORATION
                                SUMMARY COMPENSATION TABLE
                                         1998-2000
                                                                               Long Term Compensation
                                                                   -------------------------------------------
                                                                               Awards                Payouts
                                                                   ---------------------------   -------------
 (a)                (b)        (c)       (d)            (e)           (f)             (g)            (h)            (i)
                                                     Other annual  Restricted                                  All Other
                                                     Compensation  Stock Awards   Options/SARs   LTIP Payouts  Compensation
Name and
Principal Position  Year    Salary($)   Bonus($)(4)  ($)(2)        ($)            (#)(3)         ($)                ($)
W. Andrew Adams     2000     24,954         (5)         2,584            -0-         55,000             -0-            -0-
President & CEO     1999    113,313     500,000         2,932            -0-            -0-             -0-            -0-
                    1998    109,478     155,225         4,714            -0-            -0-             -0-            -0-

Robert G. Adams     2000    141,111         (5)         5,554            -0-         40,000             -0-            -0-
Senior VP & COO     1999    140,940     426,534         6,607            -0-            -0-             -0-            -0-
                    1998    140,779     102,000         9,889            -0-            -0-             -0-            -0-

Richard F.
   LaRoche, Jr.     2000    127,248         (5)         3,442            -0-         40,000             -0-            -0-
Sr. VP & Secretary  1999    127,802     426,851         2,782            -0-            -0-             -0-            -0-
                    1998    126,588     102,975        18,034            -0-            -0-             -0-            -0-

1 Compensation deferred at the election of an executive has been included in salary columns (c) and  (d).
2 Includes (a) life insurance benefit, (b) 401-K matching contribution,
  (c) nonqualified deferred compensation matching contribution, (d) ESOP contribution.
3 These officers also received stock options from National Health Investors, Inc. in 1995 , 1997, and 1999 which are disclosed in that Company's Form 10-K. No other Restricted Stock Awards, Options/SARs, or LTIP Payouts were given in 1997, 1998, or 1999.
4 These officers also received bonuses from National Health Investors, Inc.
  and National Health Realty, Inc. which are disclosed in those Company's Form 10-K or proxy statements.
5 No bonus has been declared or paid for 2000.




                                         TABLE II
                              NATIONAL HEALTHCARE CORPORATION
                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                     December 31, 2000
                                                                                              Potential Realizable Value at Assumed
                                                                                              Annual Rates of Share Price
                                                                                              Appreciation for Option Term (1)
--------------------------------------------------------------------------------------------  ------------------------------------
      (a)                  (b)            (c)                      (d)               (e)          (f)             (g)
                                        % of Total
                                        Options/SARs
                                        Granted to
                        Options/SARs    Employees in Fiscal   Exercise or Base   Expiration
Executive Officers      Granted         Year                  Price($/Sh)        Date             5%              10%
------------------      -------------   -------------------   -----------------  ----------       ---             ----
W. Andrew Adams,
President & CEO         55,000               11.6%               $3.00           10/25/06         $45,650         $100,650

Robert G. Adams,
Sr. VP                  40,000                8.5%               $3.00           10/25/06         $33,200         $ 73,200

Richard F. LaRoche, Jr.
Sr. VP                  40,000                8.5%               $3.00           10/25/06         $33,200         $ 73,200

(1) Based on remaining option term (if any) and annual compounding.

                                         TABLE III
                              NATIONAL HEALTHCARE CORPORATION
                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                               AND FY-END OPTION/SAR VALUES
                                     December 31, 2000
                                                                                          Value of Unexercised
                                                               Number of Unexercised      In-the-Money Ooptions/
                                                               Options/SARs at FY-End(#)  SARs at FY-End
                                                               -------------------------  ----------------------
                          Shares acquired      Value           Exercisable/               Exercisable/
Executive Officers        on Exercise(#)       Realized($)(1)  Unexercisable              Unexercisable
W. Andrew Adams
President & CEO                   -0-               -0-           55,000                   $257,950

Robert G. Adams
Sr. VP                            -0-               -0-           40,000                   $187,600

Richard F. LaRoche, Jr.
Sr. VP                            -0-               -0-           40,000                   $187,600

1Market value of underlying securities at exercise date, minus the exercise or base price.

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

     On January 20, 1988, National formed a Leveraged Employee Stock Purchase Plan (Leveraged ESOP). During 1988, the Leveraged ESOP borrowed, in two separate transactions, $88.5 million from four commercial banks, the proceeds of which were used to purchase additional stock from National. National, in turn, purchased eight (8) health care centers from the Company and contracted with the Company to manage these centers for a 20-year period. National also loaned $8.5 million to City Center, Ltd. to construct a 15-story office building in Murfreesboro, Tennessee, approximately 67% of which is occupied by the Company. In late 1988, National entered into a Loan Agreement with the Company and advanced $50,000,000 to the Company to be used by the Company to pay off its existing $30,000,000 revolving line of credit, with the balance to be used for acquisition, development and general working capital needs. In September of 1988, the original ESOP was merged into the Leveraged ESOP so that as of December 31, 1988, the employees still participated in only one qualified plan. On December 28, 1990, the Leveraged ESOP borrowed $50,000,000 from three commercial lenders, the proceeds of which were used as an equity contribution to National, which in turn loaned said proceeds to the Company at 8.48% fixed rate of interest. The proceeds were used for acquisition and new construction.

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

     The amounts contributed to the ESOP in 2000 and allocated to the Company's executive officers are included in Table I, and total less than $10,000 in the aggregate.


Employee Stock Purchase Plan:

     The Company has established its Employee Stock Purchase Plan for employees. Pursuant to the Plan, eligible employees may purchase Company common stock through payroll deductions at the lesser of the closing asked price of the common stock as reported on the American Stock Exchange on the first trading or the last trading day of each year. At the end of each year, funds accumulated in the employee's account will be used to purchase the maximum number of shares at the above price. The Company makes no contribution to the purchase price. 75,589 shares were issued pursuant to the Plan in January, 2001, with all payroll deductions being made in 2000.

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

     None of the Company's executive officers participated in this Plan during 2000 but if there had been a positive spread between the purchase price and the then fair market price for purchases by any of them, it would have been included in Table I.


401(K) Plan:

     The Company and its affiliates offer a 401(K) Plan for all employees who are over 18 years of age. The Board of Directors has authorized a matching contribution to be made for 50% of contributions with contributions being matched up to 2.5% of quarterly gross wages. No employee may contribute more than 15% of wages to the Plan, and employees who earn more than $66,000 were limited to a contribution of no more than $3,500. These matching funds will be used to purchase Company stock on the open market, which shares will vest in the employees account only after the employee has achieved five years of vesting service. A total of $915,000 was contributed to the Plan as matching contributions for 2000.


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

                                                       Financing Plan
                                                    Largest       Balance out-
                                                   Aggregate     standing as of
                                                  Indebtedness      12/31/00
W. Andrew Adams               Pres. & CEO         $ 4,101,131      $  693,120
Robert G. Adams               Sr. VP & Dir.         2,426,309         495,350
Richard F. LaRoche, Jr.       Sr. VP & Sec.         2,418,076         469,600
Ernest G. Burgess             Director              1,309,368         660,555
J. K. Twilla                  Director                169,750             ---
Lawrence C. Tucker            Director                    ---             ---
Olin O. Williams              Director                679,462         227,525
All Executive Officers
& Directors as a Group (7)                        $11,104,096      $2,546,150

     Obligations to repay the Financing Plan loans are an asset of the Company, but are not reflected as increasing shareholder equity until paid.

     The plan provides that the Company can finance the exercise of any Options by the acceptance of the Optionholder's full recourse Promissory Note bearing interest at a fixed rate equal to 2.5% below New York Prime on the date of the note, with interest payable quarterly and principal due and payable in 60 months. The notes are secured by Shares having a fair market value of 200% of the amount of the principal of the note as established on the date of the loan. Additionally, the notes required the pledge of additional shares or for reduction in the principal of the note at any time that the value of the collateral drops below 150% of the base amount of the outstanding balance of the note.

     Pursuant to the above-described share option financing plan, a number of NHC employees utilized the plan to exercise options on January 14, 1997. At that time, the market value of the NHC securities was $41.00 and the purchase price was $31.00 per share. Pursuant to the plan, the Company financed the exercise by accepting a promissory note at the $31.00 purchase price, which was due and payable on October 13, 2001. Eleven months after the issuance of this note, NHC issued to all shareholders, in a tax free exchange, one share of the common stock of National Health Realty, Inc. for each share of stock that the employee had in NHC. Since that time, the combined value of the NHC and NHR shares had decreased to approximately $13.00, although Key Employees were paying interest to the Company on their $31.00 promissory note. Additionally, pursuant to the terms of the note, the collateral margin value was required to be maintained. The Board of Directors believed that the situation, as it had developed, was contrary to the intent to the Company in issuing the original stock options, and offered to the employees the right to surrender the shares of stock in NHC and NHR, which they had obtained when they exercised their stock option, in return for which the Company would cancel the $31.00 per share promissory note. This, however, produced adverse tax consequences to the employees since the forgiveness of the $31.00 note measured against the then fair market value of the two stocks is taxable as ordinary income. Because of the immediate negative financial implication to employees with this action, the Company offered to finance the employee's tax liability resulting from this transaction. The Company's three executive officers' three promissory notes are as follows: W. Andrew Adams, $291,200; Robert G. Adams, $218,400; and Richard F. LaRoche, Jr., $218,400.


                             ITEM 12
                  SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as to the number of shares of the Company beneficially owned as of December 31, 2000 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to own beneficially 5% or more of the outstanding shares (11,245,735 as of December 31, 2000), (b) by each director, and (c) by all executive officers and directors of the Company as a group. Members of management of the Company listed below are all members of management and/or the Board of Directors, but they disclaim that they are acting as a "group" and the table below is not reflective of them acting as a group:

     Names and Addresses         Number of Shares(1)   Percentage of
     of Beneficial Owner         Beneficially Owned    Total Shares
W. Andrew Adams, President &
Chief Executive Officer                 1,082,064           9.60%
801 Mooreland Lane
Murfreesboro, TN  37128

Dr. J. K. Twilla, Director                 98,392(3)        0.87%
525 Golf Club Lane
Smithville, TN   37166

Dr. Olin O. Williams, Director            165,842(3)        1.50%
2007 Riverview Drive
Murfreesboro, TN   37129

Robert G. Adams, Director, Sr. V.P.       451,532           4.00%
and Chief Operating Officer
2217 Battleground
Murfreesboro, TN  37129

Ernest G. Burgess, Director               204,320(3)        1.80%
2239 Shannon Drive
Murfreesboro, TN  37129

Richard F. LaRoche, Jr., Sr. V.P.         403,340           3.60%
2103 Shannon Drive
Murfreesboro, TN  37130

National Health Corporation             1,271,147          11.30%
P.O. Box 1398
Murfreesboro, TN   37133

Lawrence C. Tucker, Director              720,155(2)(3)     6.40%
1818 Fund, II
59 Wall Street
New York NY 10005

FMR Corp.                                 883,400           7.8%
82 Devonshire Street
Boston, MA 02109

Gintel Asset Management, Inc.           1,172,977          10.4%
6 Greenwich Office Park
Greenwich, CT 06831

All Executive Officers,
  Directors                             3,125,645         27.80%
  as a Group

(1)  Assumes exercise of stock options outstanding.  See "Option Plans".

(2) Mr. Tucker, as a general partner of the 1818 Fund II, is attributed the ownership of the 1818 Fund II shares, but does not claim beneficial ownership thereof. Otherwise, all shares are owned beneficially with sole voting and investment power.

(3) Included in the amounts above are 35,000 shares to Mr. Burgess, 30,000 shares to Mr. Tucker, 35,000 shares to Dr. Twilla, and 35,000 shares to Dr. Williams, of which all may be acquired upon exercise of stock options granted under the Company's 1994 Stock Option Plan and 1997 Stock Option Plan.


                             ITEM 13
          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

National Health Corporation ("National")

     In January, 1988, NHC sold the assets of eight health care centers
(1,121 licensed beds) to National for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5% per annum. NHC manages the centers under a 20-year management contract for management fees comparable to those in the industry. NHC has no receivables from National for management fees at December 31, 2000, but is owed $1,968,000 from National for physical plant improvement loans. These notes are unsecured, mature in 2008 and require monthly principal and interest payments, with interest at the prime rate.

     In January, 1988, NHC obtained long-term financing of $8.5 million from National for its new headquarters building. The note requires quarterly principal and interest payments with interest at 9%. At December 31, 2000, the outstanding balance was approximately $3.6 million. The building is owned by a separate partnership of which NHC is the general partner and the other building tenants are limited partners. NHC owns 69.7% of the partnership.
NHC has guaranteed the debt service of the building partnership. In addition, NHC's bank credit facility and the senior secured notes were financed through National and National's ESOP. NHC's interest costs, financing expenses and principal payments are equal to those incurred by National. In October 1991, NHC borrowed $10.0 million from National. This term note requires quarterly interest payments at 8.5% with the entire principal due at maturity in 2008.

     Contemporaneous with the December 31, 1997 merger of National HealthCare L.P. into NHC, the Company and National have entered into an Employee Services Agreement (the "Services Agreement") whereby NHC leases all of its employees from National. Pursuant to the Service Agreement, NHC will reimburse National for the gross payroll of employees provided to the Company plus a monthly fee equal to two percent of such month's gross payroll, but in no event shall such fee be less than the actual cost of administering the payroll and personnel department. The Services Agreement may be terminated by either party at anytime with or without notice.

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

     NHI Short Term Liquidity Demand: NHI's $83,000,000 senior secured bank credit facility requires NHI to repay the outstanding balance during 2001 and 2002. NHI also has additional letters of credit of $11,600,000 that mature during 2001. NHI has relied upon NHC to provide $23,200,000 of cash during 2000 through the purchase by NHC from NHI of certain notes receivable. NHI management has reported to the investing public that it believes that NHI will be successful in generating the necessary capital to repay its future debt requirements. However, the failure by NHI to meet its liquidity demands would negatively impact NHC as a result of cross-default provisions contained in a substantial portion of NHI's and NHC's debt agreements.

     With regard to certain other debt financed through the ESOP (total outstanding balance of $30,500,000 at December 31, 2000, of which $11,400,000 is the primary obligation of NHC), the lending institutions have the right to put the entire outstanding balance of the debt to NHI and NHC effective December 16, 2001. Upon exercise of the put option by the lending institutions, NHC would be obligated to purchase 38% of the then outstanding balance and NHI would be obligated to purchase 62% of the then outstanding balance. NHC and NHI are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that NHC, NHI and National make additional principal repayments on the debt during 2001. However, if the lending institutions exercise the put option, NHC and NHI would be required to purchase the entire outstanding balance of the debt, which would have a material adverse effect on NHC's financial position and cash flows. As a result of the put option, NHC's primary obligation under this debt instrument ($11,400,000) has been classified as a current liability in NHC's consolidated balance sheet as of December 31, 2000.

     National also has certain additional debt obligations financed through the ESOP (total balance of $15,700,000 at December 31, 2000). None of this debt is the primary obligation of NHC. However, this debt is cross-defaulted with NHC's obligations. Under the terms of these debt agreements, the lending institutions have the right to put the entire outstanding balance of the debt to National at any time after January 20, 2001. The lending institutions have committed to not exercise the put option prior to September 30, 2001. The lending institutions have not exercised their put option. However, if the lending institutions do exercise that put option and National is unable to purchase the entire outstanding balance of the debt, National's debt along with a substantial portion of NHC's debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.

     NHI has guaranteed certain of the debts of NHC. NHC has agreed to indemnify and hold harmless NHI against any and all loss, liability or harm incurred by NHI as a result of having to perform under its guarantee of any or all of the guaranteed debt.


                            PART IV
                             -------

                             ITEM 14
             EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
                     AND REPORTS ON FORM 8-K

a)   (i)  Financial Statements:

     The Financial Statements are included as Exhibit 13 and are filed as part of this report.

     (ii) Exhibits:

     Reference is made to the Exhibit Index, which is found on page 56 of this Form 10-K Annual Report.

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

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE





To National HealthCare Corporation:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of National HealthCare Corporation included in Item 14 of this Form 10-K, and have issued our report thereon dated February 19, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule included in
Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not otherwise a required part of the basic consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




ARTHUR ANDERSEN LLP




Nashville, Tennessee
February 19, 2001

                       NATIONAL HEALTHCARE CORPORATION
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                (in thousands)


Column A             Column B       Column C               Column D      Column E
                                    Additions
                               ---------------------
                    Balance-   Charged to   Charged                      Balance
                    Beginning  Costs and    to other                     -End of
Description         of Period  Expenses     Accounts     Deductions(1)   Period


For the year ended
     December 31,
     1998 - Allowance
     for doubtful
     accounts       $ 5,478    $4,619       $   ---        $2,137        $ 7,960

For the year ended
     December 31,
     1999 - Allowance
     for doubtful
     accounts       $ 7,960    $5,540       $   ---        $3,222        $10,278

For the year ended
     December 31,
     2000 - Allowance
     for doubtful
     accounts      $10,278     $  977       $   ---        $2,059        $ 9,196

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

                                   NATIONAL HEALTHCARE CORPORATION


                                   BY:/s/ Richard F. LaRoche, Jr.
                                      Richard F. LaRoche, Jr.
                                      Secretary

Date: March 19, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2001, by the following persons on behalf of the registrant in the capacities indicated. Each director of the registrant whose signature appears below hereby appoints W. Andrew Adams and Richard F. LaRoche, Jr., and each of them severally, as his Attorney in Fact to sign in his name on his behalf as a director of the registrant and to file with the Commission any and all amendments of this report on Form 10-K.

/s/ W. Andrew Adams                     /s/ Olin O. Williams
W. Andrew Adams, President              Olin O. Williams, M.D., Director
Executive and Financial
Officer


/s/ Robert G. Adams                     /s/ J. K. Twilla
Robert G. Adams, Senior Vice            J. K. Twilla, M.D., Director
President, Director



/s/ Ernest G. Burgess                   /s/ Donald K. Daniel
Ernest G. Burgess, Director             Donald K. Daniel, Vice President
                                        and Principal Accounting Officer


/s/ Lawrence C. Tucker
Lawrence C. Tucker, Director

                NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
             FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2000
                                  EXHIBIT INDEX

Exhibit No.         Description                   Page No. or Location
   3.1    Charter                       Specifically incorporated
                                        by reference to Exhibit A
                                        attached to Form S-4, (Proxy
                                        Statement-Prospectus), amended,
                                        Registration No. 333-37185,
                                        (December 5, 1997)

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

   10.12  1997 Stock Option Plan        Incorporated by reference
                                        from 1997 Proxy Statement/
                                        Prospectus filed on
                                        December 5, 1997

   12     Statements Re:  Computation
          of Ratios                     Page 58

   13     Report of Independent Public
          Accountants                   Exhibit 13 beginning on page 59
          Consolidated Statements of Income
          Consolidated Balance Sheets
          Consolidated Statements of Cash Flows
          Consolidated Statements of Shareowners'
             Equity
          Notes to Consolidated Financial
             Statements

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

  23      Consent of Independent        Page 91
          Public Accountants

                             EXHIBIT 12
                    STATEMENT RE:  COMPUTATION OF RATIOS
              AS REQUIRED BY ITEM 601(b)(12) OF REGULATION S-K
                      NATIONAL HEALTHCARE CORPORATION

                                        December 31
                      2000      1999       1998      1997     1996
Current Assets      $116,575  $107,496  $119,811  $125,293 $ 80,094
Current Liabilities $103,621  $ 92,659  $ 92,784  $ 80,795 $ 72,803
 Current Ratio          1.13      1.16      1.29      1.55     1.10

Long-Term Debt and Debt
  Serviced by Other
  Parties           $ 57,763  $ 60,647  $ 72,202  $ 76,903 $157,535
  Equity            $ 69,534  $ 53,636  $ 50,315  $ 37,736 $128,537

Long-Term Debt and Debt
  Serviced by Other
  Parties to Equity      .83      1.13      1.43      2.04     1.23

Net Income (Loss)   $ 10,218  $  8,383  $ (6,399) $ 37,008 $ 29,286
Average Equity      $ 61,585  $ 51,976  $ 44,026  $159,457 $118,718

Return on Average
  Equity               16.6%     16.1%    (14.6)%    23.2%    24.7%

Total Liabilities   $173,257  $165,540  $177,575  $183,627 $260,037

Partners' Capital/
  Shareowners' Equity
  and Deferred
  Income            $ 99,790  $ 74,779  $ 72,113  $ 55,434 $144,703

Total Liabilities to
  Partners' Capital/Share-
  owners' Equity and
  and Deferred Income  1.73       2.21      2.46      3.31     1.8

                            EXHIBIT 13

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                Page

Report of Independent Public Accountants                          60

Consolidated Statements of Income                                 61

Consolidated Balance Sheets                                      62-63

Consolidated Statements of Cash Flows                            64-65

Consolidated Statements of Shareowners' Equity                    66

Notes to Consolidated Financial Statements                       67-90

To National HealthCare Corporation:

     We have audited the accompanying consolidated balance sheets of National HealthCare Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareowners' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of National HealthCare Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National HealthCare Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP





Nashville, Tennessee
February 19, 2001

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share amounts)
Year Ended December 31                      2000        1999        1998
Revenues:
  Net patient revenues                    $415,880    $406,261    $404,259
  Other revenues                            46,535      33,884      36,955
     Net revenues                          462,415     440,145     441,214

Costs and Expenses:
  Salaries, wages and benefits             258,453     242,266     243,348
  Other operating                          118,326     119,090     117,627
  Litigation settlement and
     other charges                             ---         ---      28,084
  Rent45,893                                46,757      46,052
  Depreciation and amortization             15,703      12,644      11,786
  Interest  6,880                            5,353                   4,401
     Total costs and expenses              445,255     426,110     451,298

Income (Loss) Before Income Taxes           17,160      14,035     (10,084)
Income Tax Provision (Benefit)               6,942       5,652      (3,685)
Net Income (Loss)                         $ 10,218    $  8,383    $ (6,399)

Earnings (Loss) Per Share:
  Basic                                   $    .89    $    .73    $   (.58)
  Diluted                                      .89         .73        (.58)

Weighted Average Shares Outstanding:
  Basic                                 11,447,255  11,421,700  11,117,402
  Diluted                               11,465,755  11,421,700  11,117,402





The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share amounts)
December 31                                                   2000      1999

Assets
  Current Assets:
  Cash and cash equivalents                                 $ 10,011  $  4,054
  Cash held by trustees                                        6,358     4,672
  Marketable securities                                       33,167    30,459
  Accounts receivable, less allowance for
           doubtful accounts of $9,196 and
           $10,278, respectively                              44,738    52,337
  Notes receivable                                             5,763       602
  Inventory, at lower of cost (first-in,
           first-out method) or market                         4,292     5,010
  Deferred income taxes                                        9,917     7,932
  Prepaid expenses and other assets                            2,329     2,430
           Total current assets                              116,575   107,496

  Property, Equipment and Assets Under Arrangement
    With Other Parties:
  Property and equipment, at cost                            163,784   157,558
  Accumulated depreciation and amortization                  (73,602)  (61,107)
  Assets under arrangement with other parties, net               ---     3,475
           Net property, equipment and assets
             under arrangement with other parties             90,182    99,926

  Other Assets:
  Bond reserve funds, mortgage replacement
           reserves and other deposits                           112       757
  Unamortized financing costs, net                               874       837
  Notes receivable                                            14,364     3,381
  Notes receivable from National                              12,644    12,198
  Notes receivable from ESOP                                  20,535       ---
  Deferred income taxes                                        9,619     7,826
  Minority equity investments and other                        5,142     7,898
  Investment in NHI preferred stock                            3,000       ---
           Total other assets                                 66,290    32,897
           Total assets                                     $273,047  $240,319



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share amounts)
December 31                                                   2000      1999

Liabilities and Shareowners' Equity
  Current Liabilities:
  Current portion of long-term debt                         $ 22,451  $  6,487
  Trade accounts payable                                      16,399    13,285
  Accrued payroll                                             28,226    25,951
  Amount due to third party payors                            14,769    26,923
  Accrued interest                                               313       276
  Other current liabilities                                   21,463    19,737
           Total current liabilities                         103,621    92,659

  Long-Term Debt, Less Current Portion                        55,379    45,736
  Debt Serviced by Other Parties, Less Current Portion         2,384    14,911
  Other Noncurrent Liabilities                                11,204    11,536
  Deferred Lease Credit                                        8,776       ---
  Minority Interests in Consolidated Subsidiaries                669       698
  Deferred Income                                             21,480    21,143
  Commitments, Contingencies and Guarantees

  Shareowners' Equity:
  Preferred stock, $.01 par value;
                10,000,000 shares authorized;
       none issued or outstanding                                ---       ---
  Common stock, $.01 par value;
       30,000,000 shares authorized;
       11,245,735 and 11,553,496 shares,
           respectively, issued and outstanding                  112       115
  Capital in excess of par value, less notes receivable       64,477    54,250
  Retained earnings                                           12,202     1,984
  Unrealized gains (losses) on marketable securities          (7,257)   (2,713)
           Total shareowners' equity                          69,534    53,636
           Total liabilities and shareowners' equity        $273,047  $240,319





The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
Year Ended December 31                                        2000       1999     1998
Cash Flows From Operating Activities:
   Net income (loss)                                       $ 10,218   $ 8,383 $ (6,399)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                            12,813    11,902   11,328
     Forgiveness of employee notes receivable                 6,737       ---      ---
     Provision (credit) for doubtful accounts receivable     (1,082)    2,318    3,642
     Amortization of intangibles and deferred charges         2,890       897    1,232
     Amortization of deferred income                         (1,434)   (2,414)    (413)
     Amortization of bond discount                              174       ---      ---
     Equity in earnings of unconsolidated investments          (231)     (230)    (197)
     Deferred income taxes                                     (712)    3,531  (10,478)
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable             8,681      (458)   4,127
       Increase (decrease) in inventory                         718      (803)    (259)
       (Increase) decrease in prepaid expenses and
         other assets                                           101    (1,557)    (320)
       Increase (decrease) in trade accounts payable          3,114    (3,032)   3,507
       Increase (decrease) in accrued payroll                 2,275     2,105  (14,277)
       Increase in amounts due to third party payors          4,771     5,981   26,810
       Increase (decrease) in accrued interest                   37        41     (272)
       Increase in other current liabilities                  1,726     4,772    5,792
       Increase in entrance fee deposits                      1,771     1,759    4,513
       Increase (decrease) in other noncurrent liabilities     (332)      288      ---
         Net cash provided by operating activities           52,235    33,483   28,336
Cash Flows From Investing Activities:
   Additions to and acquisitions of property and
     equipment, net                                          (6,724)  (22,004) (24,038)
   Investments in notes receivable                          (21,942)   (4,234) (31,639)
   Investment in ESOP notes receivable                      (20,535)      ---      ---
   Collections of notes receivable                            5,352    11,655   35,042
   (Increase) decrease in minority equity investments
     and other                                                  ---      (380)      18
   Increase in marketable securities, net                    (7,253)  (17,997)  (4,253)
   Distributions from unconsolidated investments
     and other                                                  249       109      157
         Net cash used in investing activities              (50,853)  (32,851) (24,713)
Cash Flows From Financing Activities:
   Proceeds from debt issuance                               17,174    13,830      922
   Payments on debt                                          (8,761)  (22,724)  (4,526)
   Increase in cash held by trustees                         (1,686)     (801)     (37)
   Decrease in minority interests in consolidated
     subsidiaries                                               (31)      (10)     (93)
   Purchase of NHI preferred stock                           (3,000)      ---      ---
   Purchase of common shares                                   (314)      ---      ---
   Issuance of common shares                                    395       734    1,018
   Collections of receivables from exercise of options          341         8       68
   (Increase) decrease in bond reserve funds, mortgage
     replacement reserves and other deposits                    645       (89)    (162)
   Cash distributions to partners                               ---       ---   (5,388)
   Increase in financing costs                                 (188)     (156)     ---
         Net cash provided by (used in) financing
           activities                                         4,575    (9,208)  (8,198)
Net Increase (Decrease) In Cash and Cash Equivalents          5,957    (8,576)  (4,575)
Cash and Cash Equivalents, Beginning of Period                4,054    12,630   17,205
Cash and Cash Equivalents, End of Period                   $ 10,011  $  4,054 $ 12,630

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(Continued)
Year Ended December 31                                 2000      1999     1998
(in thousands, except share amounts)

Supplemental Information:
Cash payments for interest expense                   $  6,669  $  5,312  $  4,673

Cash payments (refunds) for income taxes             $  7,246  $ (4,743) $  4,929

During 1999 and 1998, $710
and $18,438, respectively, of subordinated con-
vertible notes were converted into 46,690
and 1,212,504 of NHC's common stock
      Subordinated convertible notes                 $    ---  $   (710) $(18,438)
      Financing costs                                     ---        47        10
      Accrued interest                                    ---        (8)      (89)
  Common stock                                            ---       ---        12
      Partners' capital and shareowners' equity           ---       671    18,505

During 1998, NHC invested in a note receivable
in exchange for NHC's rights to accounts
receivable
      Accounts receivable                            $    ---  $    ---  $  9,598
      Notes receivable                                    ---       ---    (9,598)

During 2000, NHC was released from
its liability on debt serviced by other parties
by the respective lenders
  Debt serviced by other parties                     $(12,431) $    ---  $    ---
  Assets under arrangement with other parties           2,857       ---       ---
  Deferred lease credit                                 9,574       ---       ---

During the year ended December 31, 2000,
NHC forgave employee notes receivable in
exchange for marketable securities (NHR common
stock) and the return of 366,000 shares of
NHC common stock
      Marketable securities                          $  3,065  $    ---  $    ---
      Common stock                                          4       ---       ---
      Capital in excess of par value                    1,616       ---       ---
      Notes receivable                                 (4,685)      ---       ---

During the year ended December 31, 2000,
NHC settled outstanding litigation that
resulted in the acceptance of a note payable
in exchange for amounts due to third party payors
   Note payable                                      $ 17,435  $    ---  $    ---
   Discount on note payable                              (510)      ---       ---
   Amounts due third party payors                     (16,925)      ---       ---

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Shareowners' Equity
(in thousands, except share amounts)
                                                                                                Unrealized
                                                          Receivables    Capital in             Gains
                                      Common Stock        from Sale      Excess of   Retained   (Losses) on    Total Share-
                                  Shares         Amount   of Shares      Par Value   Earnings   Securities     owners' Equity
Balance at December 31, 1997   10,103,172        $  101   $(16,875)      $50,123     $    ---   $ 4,387        $ 37,736
  Net loss                            ---           ---        ---           ---       (6,399)      ---          (6,399)
  Unrealized losses on
    securities (net of
    tax of $418)                      ---           ---        ---           ---          ---      (625)           (625)
  Total comprehensive loss                                                                                       (7,024)
  Collection of receivables           ---           ---         68           ---          ---       ---              68
  Shares sold                      62,882             1        ---         1,017          ---       ---           1,018
  Shares issued in conversion
    of convertible notes
    to common shares            1,212,504            12        ---        18,505          ---       ---          18,517

Balance at December 31, 1998   11,378,558           114    (16,807)       69,645       (6,399)    3,762          50,315
  Net income                          ---           ---        ---           ---        8,383       ---           8,383
  Unrealized losses on
    securities(net of tax
    of $4,272)                        ---           ---        ---           ---          ---    (6,475)         (6,475)
  Total comprehensive income                                                                                      1,908
  Collection of receivables           ---           ---          8           ---          ---       ---               8
  Shares sold                     128,248             1        ---           733          ---       ---             734
  Shares issued in conversion of
    convertible notes to
    common shares                  46,690           ---       ---            671          ---       ---             671

Balance at December 31, 1999   11,553,496           115   (16,799)        71,049        1,984    (2,713)         53,636
  Net income                          ---           ---       ---            ---       10,218       ---          10,218
  Unrealized losses on
    securities (net of
    tax of $3,066)                    ---           ---       ---            ---          ---    (4,544)         (4,544)
  Total comprehensive income                                                                      5,674
  Collection and for-
    giveness of receivables           ---           ---    11,763            ---          ---       ---          11,763
  Shares sold                      76,739             1       ---            394          ---       ---             395
  Shares repurchased             (384,500)           (4)      ---         (1,930)         ---       ---          (1,934)
Balance at December 31, 2000   11,245,735        $  112  $ (5,036)       $69,513     $ 12,202   $(7,257)       $ 69,534

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies:

Presentation--

     The consolidated financial statements include the accounts of National HealthCare Corporation and its subsidiaries ("NHC" or the "Company"). All material intercompany balances, profits, and transactions have been eliminated in consolidation, and minority interests are reflected in consolidation. Investments in entities in which NHC lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Investments in entities in which NHC lacks the ability to exercise significant influence are included in the consolidated financial statements at the cost of NHC's investment or, if applicable, at fair value.

     Generally, NHC manages or operates long-term health care centers and home health care programs located in Southeastern, Midwest and Western states in the United States. Most recently, the long-term health care environment has undergone substantial change with regards to reimbursement and other payor sources, compliance regulations, competition among other health care providers and relevant patient liability issues. NHC continually monitors these industry developments, as well as other factors that affect its business.

Use of Estimates--

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Health Care Revenues--

      NHC's principal business is operating and managing long-term health care centers, including the provision of routine and ancillary services. Approximately 62% of NHC's net revenues in 2000 and 1999 and 60% in 1998 are from participation in Medicare and Medicaid programs. Amounts paid under these programs are generally based on fixed rates subject to program cost ceilings. Prior to January 1, 1999, amounts paid under the Medicare program were based on the Company's allowable costs subject to program cost ceilings. However, effective January 1, 1999, the Company was required to transition to a prospective payment system ("PPS") under the Medicare program. PPS has significantly changed the manner in which the Company is paid for inpatient services provided to Medicare beneficiaries. Under PPS, Medicare pays the Company's centers a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs. PPS is being phased in over a three-year period. During the phase-in, payments are based on a blend of each center's specific historical costs and federally established per diem rates that are based on an average of all U.S. skilled nursing facilities' historical costs. During November, 1999, the Congress passed and the President signed the Medicare Refinement Act of 1999 ("MRA-99"). The MRA-99 allows providers to elect to skip the three year phase-in period.
Where advantageous, NHC has so elected commencing January 1, 2000.

     Amounts earned under the Medicare, Medicaid and other governmental programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.
During the years ended December 31, 2000, 1999 and 1998, NHC recorded $5,800,000, $3,600,000 and $4,000,000 of net unfavorable estimated settlements from Medicare and Medicaid cost reports for periods prior to the beginning of fiscal 2000, 1999 and 1998, respectively.

     For the cost report years 1997 and 1998, NHC has submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. NHC has received preliminary approval on certain of these requests and others are pending approval. NHC will record revenues associated with the approved requests when such approvals, including the final cost report audits, are assured. Pursuant to NHC's settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al as discussed further in Note 13, NHC has entered into a note payable to the Federal government. Any 1997 or 1998 routine cost limitation exception amounts ultimately approved by third party intermediaries will be reflected by the Federal government as a direct reduction of the outstanding note payable.

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

     Expenditures for repairs and maintenance are charged against income as incurred. Betterments are capitalized. NHC removes the costs and related allowances from the accounts for properties sold or retired, and any resulting gains or losses are included in income. NHC includes interest costs incurred during construction periods in the cost of buildings ($72,000 in 2000 and $160,000 in 1999).

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

Investments in Marketable Securities--

     NHC's investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in shareowners' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

Intangible Assets--

     Any excess of cost over net assets of companies purchased is amortized generally over 20 years using the straight-line method. Deferred financing costs are amortized principally by the interest method over the terms of the related loans. Unamortized excess cost over net assets of companies purchased at December 31, 2000 and 1999 were $3,446,000 and $3,827,000, respectively.

Income Taxes--

     NHC utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. See Note 11 for further discussion of the Company's accounting for income taxes.

Concentration of Credit Risks--

     NHC's credit risks primarily relate to cash and cash equivalents, cash held by trustees, accounts receivable, marketable securities and notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Cash held by trustees is primarily invested in commercial paper and certificates of deposit with financial institutions. Accounts receivable consist primarily of amounts due from patients (funded approximately 88% through Medicare, Medicaid, and other contractual programs and approximately 12% through private payors) in the states of Alabama, Florida, Georgia, Kentucky, Missouri, South Carolina, Tennessee, and Virginia and from other health care companies for management services. NHC performs continual credit evaluations of its clients and maintains allowances for doubtful accounts on these accounts receivable. Marketable securities are held primarily in accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities and to secured notes receivable from officers, directors and supervisory employees as discussed in Notes 9 and 12. NHC also has notes receivable from National Health Corporation and the ESOP as discussed in Note 4.

     NHC's financial instruments, principally its notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. NHC obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. NHC evaluates the need to provide for reserves for potential losses on its financial instruments based on management's periodic review of its portfolio on an instrument by instrument basis. See Notes 9 and 12 for additional information on the notes receivable.

Cash and Cash Equivalents--

     Cash equivalents include highly liquid investments with an original maturity of less than three months.

Cash held by trustees --

Cash held by trustees primarily represents cash that is held by trustees for the purpose of NHC's workers' compensation and professional liability insurance.

Inventories--

     Inventories consist generally of food and supplies and are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

Stock-Based Compensation--

     NHC accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. NHC has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, no compensation cost has been recognized in the consolidated statements of income for NHC's stock option plan. See Note 12 for additional disclosures about NHC's stock option plan.

Deferred lease credit --

Deferred lease credits include amounts being amortized to reduce depreciation expense under the terms of the Company's existing lease agreements.

Comprehensive Income--

     NHC adopted the provisions of Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the consolidated financial statements as comprehensive income (loss). NHC reports its comprehensive income in the consolidated statements of shareowner's equity.

Segment Disclosures--

     NHC adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") effective January 1, 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to stockholders. Management bases its operating decisions on the operations of each individual facility and/or operating location. NHC management believes that substantially all of NHC's operations are part of the long-term health care industry segment. NHC's operations outside of the long-term health care industry segment are not material.

New Accounting Pronouncements--

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. NHC's implementation of SAB 101 in the fourth quarter did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

     From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. NHC will adopt SFAS 133, as amended, effective January 1, 2001.

     NHC's investments in marketable securities include a debt security convertible into common stock of the issuing company. SFAS 133 will require that NHC account for such debt security as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because NHC will not be using the purchased call options as hedging instruments, SFAS 133 will require that NHC report changes in the fair value of the separated call options currently in earnings. In addition, NHC will be required to accrete the resulting discount on the nonconvertible debt security into income over the remaining term of the nonconvertible debt security. Based on the convertible debt security held as of December 31, 2000, upon adoption of SFAS 133, NHC will bifurcate its $2,853,000 investment in a convertible security into a $299,000 investment in purchased call options and a $2,554,000 investment in a nonconvertible interest-bearing security. Any prospective changes in the fair value of the purchased call options could introduce volatility into NHC's results of operations in subsequent periods.


Note 2 - Relationship with National Health Realty, Inc.:

Transfer of Assets--

     On December 31, 1997, NHC transferred certain assets including mortgage notes receivable (total net book value of $94,439,000), the real property of 16 long-term health care centers, six assisted living facilities and one retirement center (total net book value of $144,615,000) and related liabilities (total net book value of $86,414,000) to National Health Realty, Inc. ("NHR"), a publicly traded Maryland corporation qualified as a real estate investment trust ("REIT") under federal laws, and NHR/OP, L.P. (the "Operating Partnership"). NHR/OP, L.P. is a Delaware limited partnership which is the operating entity of NHR. In exchange for the assets transferred, NHC received 8,237,423 shares of common stock of NHR, which was all of the then outstanding common stock of NHR. NHC distributed the common stock of NHR to NHC's unitholders at the rate of one share for each unit outstanding on the record date of December 31, 1997. In order to protect the REIT status of NHR, certain NHC unitholders received 1,310,194 units of the Operating Partnership rather than NHR shares.

Leases--

     Concurrent with NHC's conveyance of the real property to NHR, NHC leased from NHR each of the 23 facilities. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. NHC accounts for the leases as operating leases.

     During the initial term and each renewal term, NHC is obligated to pay NHR annual base rent on all 23 facilities of $16,474,000. In addition to base rent, in each year after 1999, NHC must pay percentage rent to NHR equal to 3% of the increase in the gross revenues of each facility. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent for 2000 was approximately $310,000. Each lease with NHR is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets.

     NHC has a right of first refusal with NHR to purchase any of the properties transferred from NHC should NHR receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

     On October 1, 2000, NHC terminated its individual leases on nine Florida health care facilities owned by NHR. However, NHC remains obligated under its master lease agreement with NHR and continues to remain obligated to make the lease payments to NHR. Subsequently, the facilities were leased by NHR for a five year term to nine separate corporations, none of which are owned by NHC. Lease payments received by NHR from the new lessees offset NHC's lease obligations pursuant to the master operating lease. Through December 31, 2000, all such lease payments have been received by NHR and offset against NHC's obligations. NHC believes that all such lease payments will continue to be received by NHR and offset against required future lease payments.

     At December 31, 2000, the approximate future minimum base rent commitments to be paid by NHC on non-cancelable operating leases with NHR are as follows:

                         2001                $16,474,000
                         2002                 16,474,000
                         2003                 16,474,000
                         2004                 16,474,000
                         2005                 16,474,000
                         Thereafter           32,948,000

Advisory Agreement--

     NHC has entered into an Advisory Agreement with NHR whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHR's Board of Directors.

     Either party may terminate the NHR Advisory Agreement on 90 days notice at any time.

     For its services under the NHR Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC. During 2000, 1999, and 1998, NHC's compensation under the NHR Advisory Agreement was $503,000, $506,000 and $471,000, respectively.

     Pursuant to the NHR Advisory Agreement, NHR has agreed that as long as both the NHR Advisory Agreement and the NHI Advisory Agreement are obligations of NHC, NHR will only do business with NHC and will not compete with NHI. As a result, NHR is severely limited in its ability to grow and expand its business. Furthermore, NHC will not seek additional investments to expand NHR's investment portfolio.


Note 3 - Relationship with National Health Investors, Inc.:

Leases--

     On October 17, 1991, concurrent with NHC's conveyance of real property to NHI, NHC leased from NHI the real property of 40 long-term health care centers and three retirement centers. Each lease is for an initial term expiring December 31, 2001, with two additional five-year renewal terms at the option of NHC, assuming no defaults. During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term. NHC accounts for the leases as operating leases.

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

     In addition to base rent and debt service rent, NHC must pay percentage rent to NHI equal to 3% of the increase in the gross revenues of each facility. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent for 2000, 1999 and 1998 was approximately $2,474,000, $1,189,000, and $2,521,000, respectively.

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

     On October 1, 2000, NHC terminated its individual leases with NHI on four Florida long-term health care facilities. However, NHC remains obligated to NHI under its master lease agreement and continues to remain obligated to make the lease payments to NHI. Subsequently, the facilities were immediately leased by NHI for a five year term to four separate corporations, none of which are owned by NHC. Lease payments received by NHI from the new lessees offset NHC's lease obligations pursuant to the master operating lease.
Through December 31, 2000, all such lease payments have been received by NHI and offset against NHC's obligations. NHC believes that all such lease payments will continue to be received by NHI and offset against required future lease payments.

     Base rent expense to NHI was $15,238,000 in 2000, 1999 and 1998. Non-obligated debt service rent to NHI was $6,027,000 in 2000, $5,491,000 in 1999 and $5,338,000 in 1998. At December 31, 2000, the approximate future minimum base rent, non-obligated debt service rent, and obligated debt service rent commitments to be paid by NHC on non-cancelable operating leases with NHI during the initial term are as follows:

                         2001            29,679,000
                         2002            29,664,000
                         2003            29,624,000
                         2004            29,672,000
                         2005            29,627,000
                    Thereafter           27,706,000

Advisory Agreement--

     NHC has entered into an Advisory Agreement with NHI whereby services related to investment activities and day-to-day management and operations are provided to NHI by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHI's Board of Directors.

     Either party may terminate the NHI Advisory Agreement on 90 days notice at any time.

     For its services under the NHI Advisory Agreement, NHC is entitled to annual compensation of $1,600,000, a reimbursement of certain out of pocket expenses and an additional amount that is calculated on a formula which is related to the increase in NHI's funds from operations per common share (as defined in the NHI Advisory Agreement). During 2000, 1999 and 1998, NHC's compensation under the NHI Advisory Agreement was $2,609,000, $2,779,000 and $3,310,000, respectively.

Accounting Treatment of the Transfer--

     NHC has accounted for the conveyance in 1991 of assets (and related debt) to NHI and the subsequent leasing of the real estate assets as a "financing/leasing" arrangement. Since NHC remains obligated on certain of the transferred debt, the obligated debt and applicable asset balances have been reflected on the consolidated balance sheets as assets under arrangement with other parties and debt serviced by other parties. The net book value equity of the assets transferred has been transferred from NHC to NHI. As NHC utilizes the applicable real estate over the lease term, its consolidated statements of income will reflect the continued depreciation of the applicable assets over the lease term, the continued interest expenses on the obligated debt balances and the additional base and non-obligated debt service rents (as an operating expense) payable to NHI each year. NHC has recovery provisions from NHI if NHC is required to service the debt through a default by NHI.

Release from Debt Serviced by Other Parties--

     During 2000, NHC was released from its obligation on $12,431,000 of transferred debt. Since NHC is no longer obligated on this transferred debt, debt serviced by other parties and assets under arrangement with other parties were reduced by the amount of the debt serviced by other parties from which NHC was removed. The resulting deferred lease credit is being amortized into income over the remaining lease term. The leases with NHI provide that NHC shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which NHC has been released. As of December 31, 2000, NHC remains obligated on $2,502,000 of debt serviced by other parties.

Investment in NHI Preferred Stock--

     On March 31, 2000, NHC acquired $3,000,000 of NHI Preferred Stock, convertible at the lesser of $12.00 per share or the then trading value per share into NHI common stock after December 31, 2000. The shares pay dividends at the rate of 8% through June 30, 2000, at the rate of 10% from July 1, 2000 through September 30, 2000, and at the rate of 12% thereafter. The NHI Preferred Stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost.

Investment in NHI Convertible Debt Securities--

     As of December 31, 2000, NHC holds an investment in NHI convertible debt securities. The investment in NHI convertible debt securities was purchased by NHC during 2000 for $2,853,000, bears interest at prime plus one percent, matures on January 1, 2006 and is convertible into NHI common stock on or after July 1, 2001. The investment in NHI convertible debt securities is included in marketable securities in the consolidated balance sheet.


Note 4 - Relationship With National Health Corporation:

Sale of Long-Term Health Care Centers--

     During 1988, NHC sold the assets (inventory, property and equipment) of eight long-term health care centers (1,121 licensed beds) to National Health Corporation ("National"), the administrative general partner of NHC at the time of the sale, for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5%. NHC has agreed to manage the centers under a 20-year management contract for management fees comparable to those in the industry. With the prior consent of NHC, National sold one center to an unrelated third party in 1997 and two centers to an unrelated third party in 1999. Thus, NHC now manages five centers for National.

     NHC's basis in the assets sold was approximately $24,255,000. The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period.

     As of December 31, 2000, National had borrowed $1,968,000 from NHC to finance the construction of additions at two long-term health care centers. The notes require monthly principal and interest payments. The interest rate is equal to the prime rate, and the notes mature in 2008.

Financing Activities--

     During 1988, NHC obtained long-term financing of $8,500,000 for its new headquarters building from National through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust (the "ESOP"). The note requires quarterly principal and interest payments with interest at 9%. At December 31, 2000 and 1999, the outstanding balance on the note was approximately $3,588,000 and $4,085,000, respectively. The building is owned by a separate partnership of which NHC is the general partner and building tenants are limited partners. NHC owns 69.7% of the partnership and consolidates the financial statements of the partnership in the NHC consolidated financial statements. The cumulative equity in earnings of the partnership related to the limited partners' ownership is reflected in minority equity investments and other. NHC has guaranteed the debt service of the building partnership.

     In addition, NHC's $11,430,000 bank credit facility and the $5,339,000 senior secured notes described in Note 10 were financed through National and the ESOP. NHC's interest costs, financing expenses and principal payments are equal to those incurred by National. During 1991, NHC borrowed $10,000,000 from National. The term note payable requires quarterly interest payments at 8.5%. The entire principal is due at maturity in 2008.

Payroll and Related Services--

     The personnel conducting the business of NHC are employees of National, which provides payroll services, provides employee fringe benefits, and maintains certain liability insurance. NHC pays to National all the costs of personnel employed for the benefit of NHC, as well as an administrative fee equal to 1% of payroll costs. The administrative fee paid to National for 2000, 1999 and 1998 was $2,100,000, $2,131,000 and $2,121,000, respectively.
National maintains and makes contributions to its ESOP for the benefit of eligible employees.


Notes Receivable From the ESOP--

     On November 10, 2000, NHC purchased $23,200,000 of notes receivable from NHI. NHI had purchased the note receivable from the previous holders as a result of a debt covenant violation by NHI. The total outstanding balance of the notes receivable as of December 31, 2000 is $20,535,000, all of which is owed directly to NHC by the ESOP. The notes receivable represent funds that were originally obtained by the ESOP from outside lenders and loaned to National and subsequently loaned by National to NHI, NHR and NHC. In addition to the entire $20,535,000 being owed to NHC by the ESOP, NHI is the ultimate obligor on $8,625,000 of the notes receivable to the ESOP, NHR is the ultimate obligor on $6,571,000 of the notes receivable to the ESOP and NHC is the ultimate obligor on $5,339,000 of the notes receivable to the ESOP. The notes receivable bear interest at 8.4%. Principal and interest on the notes receivable are payable semi-annually with a final maturity date in 2005.

Note 5 - Other Revenues:

     Revenues from management services include management fees, interest income on notes receivable due from managed long-term health care centers, and revenues from other services provided to managed long-term health care centers. "Other" revenues include non-health care related earnings.

(in thousands)
Year Ended December 31,              2000      1999      1998
Revenues from management and
   accounting services             $31,837   $20,866   $24,522
Guarantee fees                         331       534       581
Advisory fees from NHI and NHR       3,129     3,295     3,781
Dividends and other realized
  gains on securities                3,563     2,287     1,498
Equity in earnings of unconsolidated
  investments                          233       230       197
Interest income                      3,730     4,255     3,900
Other                                3,712     2,417     2,476

                                   $46,535   $33,884   $36,955

     During the year ended December 31, 2000, National paid $19,031,000 to NHC for outstanding management fees and interest on management fees. Of this amount, $3,881,000 had been recognized by NHC prior to 2000. The remaining $15,150,000 was recognized as income during 2000 and is included in other revenues in the consolidated statements of income.


Note 6 - Earnings Per Share:

     Basic earnings per share is based on the weighted average number of common shares/units outstanding during the year.

    Diluted earnings per share assumes the exercise of options using the treasury stock method.

    The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share:

(dollars in thousands, except per share amounts)

Year Ended December 31,                    2000       1999      1998
Basic:
  Weighted average common shares         11,447,255     11,421,700      11,117,402
  Net income (loss)                     $    10,218    $     8,383     $    (6,399)
  Earnings (loss) per common
          share, basic                  $       .89    $       .73     $      (.58)


Diluted:
  Weighted average common shares         11,447,255     11,421,700      11,117,402
  Options                                    18,500            ---             ---
  Assumed average common shares
    outstanding                          11,465,755     11,421,700      11,117,402

  Net income (loss)                     $    10,218    $     8,383     $    (6,399)

  Earnings (loss) per common
    share, diluted                      $       .89    $       .73     $      (.58)

Note 7 - Investments in Marketable Securities:

     NHC's investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in shareowners' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined on the specific identification of the securities.

          Marketable securities consist of the following:

          (in thousands)
          December 31,                     2000                 1999
                                   Amortized       Fair     Amortized  Fair
                                     Cost          Value      Cost     Value
          Available for Sale:
             Marketable equity
               securities               $37,554   $22,606    $29,735   $22,608
             U.S. government
               securities                 2,056     2,084      1,555     1,536
             Corporate bonds              5,480     5,389      6,570     6,315
                                        $45,090   $30,079    $37,860   $30,459
          Held to Maturity:
             Corporate bonds            $ 3,088   $ 3,088    $   ---   $   ---

     Included in available for sale marketable equity securities are 1,049,300 and 736,500 shares of NHI common stock as of December 31, 2000 and
1999, respectively.   The fair value of the NHI common stock was $7,739,000
and $10,955,000 as of December 31, 2000 and 1999, respectively. The cost value of the NHI common stock was $18,066,000 and $13,312,000 as of December 31, 2000 and 1999, respectively. Also included in available for sale marketable equity securities are 373,200 and 7,200 shares of NHR common stock
as of December 31, 2000 and 1999, respectively.   The fair value of the NHR
common stock was $2,916,000 and $59,000 as of December 31, 2000 and 1999, respectively. The cost value of the NHR common stock was $3,125,000 and $60,000 as of December 31, 2000 and 1999, respectively.

     Held to maturity marketable securities consist primarily of an investment in NHI convertible debt securities as discussed in Note 3.

     The amortized cost and estimated fair value of marketable securities classified as available for sale, by contractual maturity, are as follows:

          (in thousands)
          December 31,                  2000                1999
                                              Fair               Fair
                                     Cost    Value      Cost     Value
          Maturities:
          Within 1 year            $ 1,579  $ 1,568    $ 1,454   $ 1,447
          1 to 5 years               5,045    5,011      4,942     4,789
          6 to 10 years                912      894      1,728     1,615
          Other securities without
             stated maturity        37,554   22,606     29,736    22,608
                                   $45,090  $30,079    $37,860   $30,459

     Proceeds from the sale of investments in debt and equity securities during the years ended December 31, 2000 and 1999 were $2,324,000 and $41,000, respectively. Gross investment gains of $18,000 and $10,000 were realized on these sales during the years ended December 31, 2000 and 1999, respectively.


Note 8 - Property, Equipment and Assets Under Arrangement with Other Parties:

      Property and equipment, at cost, consist of the following:

(in thousands)
December 31,                              2000           1999
Land                                    $ 11,525       $ 11,525
Buildings and improvements                62,750         59,479
Furniture and equipment                   85,032         81,389
Construction in progress                   4,477          5,165
                                        $163,784       $157,558

     Included in land is $7,773,000 of land held for future development. Assets under arrangement with other parties, net of accumulated depreciation, consist of the following:

(in thousands)
December 31,                              2000           1999
Land                                    $   ---        $    477
Buildings and improvements                  ---           2,833
Fixed equipment                             ---             165
                                        $   ---        $  3,475

Note 9 - Notes Receivable:

     NHC's notes receivable generally consist of loans and accrued interest to managed long-term health care centers and retirement centers for construction costs, development costs incurred during construction and working capital during initial operating periods. The notes generally require monthly payments with maturities beginning in 2001 through 2007. Interest on the notes is generally at prime plus 2%. The collateral for the notes consists of first and second mortgages, certificates of need, personal guarantees and stock pledges.


Note 10 - Long-Term Debt, Debt Serviced by Other Parties and Lease
Commitments:

Long-Term Debt and Debt Serviced by Other Parties--

    Long-term debt and debt serviced by other parties consist of the following:

                                   Weighted Average         Final      Debt Serviced by       Long-Term
                                    Interest Rate         Maturities     Other Parties           Debt
(in thousands)
December 31,                                                             2000        1999        2000        1999
Bank credit facility, interest
     payable periodically, principal variable,
     due at maturity                    7.6%                2002       $   ---     $    ---   $ 16,321  $  2,000
Bank credit facility, principal      variable,
     and interest payable quarterly     6.6                 2009           ---          ---     11,430    12,390
Senior secured notes, principal
 and interest payable semiannually      8.4                 2005           ---          ---      5,339     6,119
Notes and other obligations,
 principal and interest payable      variable
 periodically                           7.3               2001-2019        580        4,136      6,235     6,956
Note payable to United States
 government, principal only
 through July, 2001.  Effective
 August, 2001 principal and interest
 payable quarterly                      6.0                 2005           ---          ---     17,100       ---
First mortgage revenue bonds,
     principal payable periodically, variable,
     interest payable monthly           7.7               2001-2010      1,921       11,770        ---       ---
Unsecured term note payable to
     National, interest payable quarterly,
     principal payable at maturity      8.5                 2008           ---          ---     10,000    10,000
Mortgage notes, principal and
 interest payable monthly              10.3                 2006           ---          ---     11,288    13,763
                                                                         2,501       15,906     77,713    51,228
Less current portion                                                      (117)        (995)   (22,334)   (5,492)
                                                                       $ 2,384     $ 14,911   $ 55,379  $ 45,736

     The $11,430,000 bank credit facility and the $5,339,000 senior secured notes were borrowed through National and the ESOP. NHC granted certain credits and interest rate concessions related to its management fees from National in obtaining these loans. As NHC is a direct obligor on the debt financed through National and the ESOP, the debt has been reflected in the table above as liabilities owed by NHC to the holders of the debt instruments rather than as liabilities owed to National and the ESOP.

     To obtain the consent of various lenders to the transfer of assets, NHI guaranteed certain NHC debt which was not transferred to NHI. A default by NHI under its obligations would default the debt or guarantees of NHC. See
Note 13 for further discussion.

     The lending institutions for the $11,430,000 bank credit facility have the right to put the $11,430,000 debt to NHC effective December 16, 2001. As a result of the put option, the $11,430,000 debt has been classified as a current liability in NHC's consolidated balance sheet as of December 31, 2000. See Note 13 for further discussion of this put option.

     The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 2000 (excluding the effect of the potential acceleration of the $11,430,000 bank credit facility) are as follows:

                    Long-Term           Debt Serviced
                      Debt             By Other Parties  Total
     2001           $11,151,000           $  117,000   $11,268,000
     2002            17,102,000              125,000    17,227,000
     2003             5,698,000              134,000     5,832,000
     2004             9,967,000              148,000    10,115,000
     2005             5,289,000              159,000     5,448,000

     Substantially all of the assets of NHC and NHI are pledged as collateral on long-term debt or capital lease obligations.

     Certain of NHC's debt obligations have cross-default provisions with other debt of NHI and National. Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and shareowners' equity by NHC, NHI and National. All such covenants have either been met by NHC or waivers have been obtained, and NHC believes that NHI and National were in compliance with, subsequently cured, or have obtained waivers or amendments to remedy all events of non-compliance with the covenants as of December 31, 2000. The failure of NHC, NHI or National to meet their required covenants would have a material adverse effect on NHC's financial position and cash flows.

Lease Commitments--

     Operating expenses for the years ended December 31, 2000, 1999, and 1998 include expenses for leased premises and equipment under operating leases of $45,893,000, $46,757,000, and $46,052,000, respectively. See Notes 2 and 3 for the approximate future minimum rent commitments on non-cancelable operating leases with NHR and NHI.


Note 11 - Income Taxes:

     The provision (benefit) for income taxes is comprised of the following components:

(in thousands)
Year Ended December 31,              2000      1999      1998
     Taxes Payable
       Federal                     $  6,814  $ 2,061   $  5,996
       State                            840       60        797
                                      7,654    2,121      6,793
     Deferred Tax Provision (Benefit)
       Federal                         (646)   3,084     (9,220)
       State                            (66)     447     (1,258)
                                       (712)   3,531    (10,478)
    Income Tax Provision (Benefit) $  6,942  $ 5,652   $ (3,685)

     The deferred tax assets and liabilities, at the respective income tax rates, are as follows:

(in thousands)
December 31,                              2000           1999
     Current deferred tax asset:
       Allowance for doubtful accounts
         receivable                     $  2,683       $  3,322
       Accrued liabilities                 1,624          1,974
       Unrealized losses on marketable
         securities                        5,999          2,935
                                          10,306          8,231
     Current deferred tax liability:
       Other                                (389)          (299)
                                            (389)          (299)
        Net current deferred tax asset  $  9,917       $  7,932

     Noncurrent deferred tax asset:
       Financial reporting depreciation
         in excess of tax depreciation  $  2,858       $  1,578
       Deferred gain on sale of assets     5,352          5,431
       Deferred guarantee fees               ---            336
       Other                               1,409            481
        Net noncurrent deferred
          tax asset                     $  9,619       $  7,826

     The provision for income taxes is different than the amount computed using the applicable statutory federal and state income tax rate as follows:

     (in thousands)
     Year Ended December 31,              2000      1999      1998
     Tax expense at statutory rates     $ 6,814   $  5,474  $(4,034)
     Amortization of goodwill                53         49      135
     Other permanent differences             75        129      214
        Effective tax expense           $ 6,942   $  5,652  $(3,685)

Note 12 - Stock Option Plan:

     NHC has incentive option plans which provide for the granting of options to key employees and directors to purchase shares of common stock at no less than market value on the date of grant. The options may be exercised immediately, but NHC may purchase the shares of stock at the grant price if employment is terminated prior to six years from the date of grant. The maximum term of the options is six years. The following table summarizes option activity:

                                            Number of   Weighted Average
                                              Shares       Exercise
                                                             Price
Options outstanding at December 31, 1997      25,000        $40.05
Options granted                               40,000         39.88
Options exercised                              5,000         38.63

Options outstanding at December 31, 1998      60,000         36.34
Options granted                               40,000          9.38

Options outstanding at December 31, 1999     100,000         25.56
Options granted                              512,500          3.14
Options outstanding at December 31, 2000     612,500        $ 6.80

                                                     Weighted
                                                      Average
                                     Weighted        Remaining
       Options      Exercise          Average       Contractual
     Outstanding     Prices        Exercise Price  Life in Years
                    $24.88 to
        60,000       $39.88            $36.34          1.8

                    $3.00 to
       552,500       $9.38             $ 3.59          5.5
       -------
       612,500

     At December 31, 2000, all options outstanding are exercisable. The weighted average remaining contractual life of options outstanding at December 31, 2000 is 5.2 years.

     Additionally, NHC has an employee stock purchase plan which allows employees to purchase shares of stock of NHC through payroll deductions. The plan allows employees to terminate participation at any time.

     NHC has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, no compensation cost has been recognized in the consolidated statements of income for NHC's stock-based compensation plans. Had compensation cost for NHC's stock option plans been determined based on the fair value at the grant date of awards in 2000, 1999, and 1998 consistent with the provisions of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been as follows:

(dollars in thousands, except per share amounts)
December 31,                             2000      1999       1998
Net income (loss) - as reported         $10,218   $8,383    $(6,399)
Net income (loss) - pro forma            10,040    8,260     (6,475)

Net earnings (loss) per share - as reported
     Basic                                  .89      .73       (.58)
     Diluted                                .89      .73       (.58)

Net earnings (loss) per share - pro forma
     Basic                                  .88      .72       (.58)
     Diluted                                .88      .72       (.58)

     The weighted average fair value of options granted were $2.27, $4.08 and $12.69 for 2000, 1999 and 1998, respectively. For purposes of pro forma disclosures of net income (loss) and earnings (loss) per share as required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998:

          December 31,                2000           1999           1998
          Dividend yield               0%              0%             0%
          Expected volatility         82%             40%            20%
          Expected lives           5.75 years     4.75 years      4.75 years
          Risk-free interest rate   5.75%           6.00%           6.50%

     In connection with the exercise of certain stock options, NHC has received 6.25% interest-bearing, full recourse notes in the amount of $5,036,000 at December 31, 2000. The notes are secured by shares of NHC, shares of NHR, or shares of NHI having a fair market value of not less than 150% of the amount of the note. The principal balances of the notes are reflected as a reduction of shareowners' equity in the consolidated financial statements. During the year ended December 31, 2000, NHC forgave $11,422,000 of these notes in exchange for marketable securities (NHR common stock) valued at $3,065,000 and the return of 366,000 shares of NHC stock valued at $1,620,000. The forgiveness of the employee notes receivable resulted, for financial reporting purposes, in the recognition of compensation expense for the amount by which the notes receivable forgiven exceeded the then fair market value of the NHR marketable securities and NHC stock received. NHC recorded, for financial reporting purposes, compensation expense of $6,737,000 for the forgiveness of the notes receivable, which is included in salaries, wages and benefits in the consolidated statements of income. In conjunction with the forgiveness of the employee notes receivable, NHC also paid approximately $2,695,000 to reimburse the related employees for the tax impact of the notes forgiven, all of which is included in salaries, wages and benefits in the consolidated statements of income.


Note 13 - Contingencies and Guarantees:

FCC Litigation--

     In October 1998, NHC and Florida Convalescent Centers, Inc. ("FCC") settled certain litigation which had been ongoing since 1996 regarding NHC's management of 16 facilities for FCC.

     Under the terms of the settlement, NHC purchased two of the 16 FCC long-term health care centers and related assets through the assumption of approximately $15,900,000 of debt on those two centers. The centers NHC purchased are Palm Garden of Pensacola, Florida with 180 beds and Palm Garden of Lake City, Florida with 120 beds. The purchase was consummated effective May 1, 1999. The purchase price for the two centers was allocated to the underlying assets based on their relative fair market values. The consolidated statement of income for 1999 includes the results of operations of the centers since May 1, 1999.

     Also under the terms of the settlement, NHC paid a one-time cash settlement of $15,000,000 and further agreed to accept any adjustment to previously filed Medicare cost reports and routine cost limit exception requests related to all 16 FCC centers and indemnify FCC for any noninsurance covered liability claims. In return, FCC transferred all of its rights to Medicare receivables to NHC. Finally, FCC had the right to cancel the management contracts for the remaining 14 centers. The management contracts were terminated July 31, 1999.

     As disclosed at the time of settlement, the loss of the management contracts and related revenues from these 14 facilities has had a material negative impact on NHC's earnings even after taking into consideration the purchase of two of the 16 long-term health care centers.

     Costs associated with the aforementioned litigation have been included in the "litigation settlement and other charges" caption of the 1998 consolidated statement of income. The $28,084,000 includes the $15,000,000 one-time cash settlement related to the FCC lawsuit and an additional $13,084,000 charge for the assumption of liabilities, expected litigation charges and other liabilities.

Braeuning Litigation--

     National HealthCare Corporation ("NHC") was a defendant in a lawsuit styled Braeuning, et al vs. National HealthCare L.P., et al filed on April 9, 1996 in the U.S. District Court of the Northern District of Florida. The Federal government was participating in the lawsuit as an intervening plaintiff. The suit alleged that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleged that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. In its defense of the matter, NHC asserted that the cost report information of the centers was either appropriately filed or, upon self-audit amendment, reflects adjustments for, among other items i) correction of unintentional misallocations; ii) instances in which the self-audit process has had to use different source documents due to loss or misplacement of the original source documents; and iii) recalculation of certain nursing time based upon indirect allocation percentages rather than time studies, as were originally used. The cost report periods covered by the suit included 1991 through 1996. A number of amended cost reports were filed and NHC finalized the self-audit process for the years 1995 and 1996. NHC and the Department of Justice and the Health Care Financing Administration agreed on the use of certain audit ratios used to calculate the amount of Medicare overpayment or underpayments for years 1991 through 1994. The parties have settled the suit by written agreement approved by the Court on December 15, 2000. Pursuant to that Agreement and based upon the self-audit adjustments as further negotiated by the parties, NHC has agreed to a repayment totaling $17,623,072 payable over five years at 6% interest, with no interest for the initial six months. The government has also agreed to credit all 1997 and 1998 routine cost limit exception cost report settlements owed by it to NHC and/or its managed centers against the settlement amount upon finalization of those cost reports. The settlement amount includes amounts owed by a number of centers managed by NHC, and NHC anticipates that these centers will repay amounts owed by them. However, NHC is liable to the government for those amounts in the event that the amounts are not paid by the managed centers.

Professional Liability and Other Insurance--

     NHC carries a professional liability insurance policy for coverage from liability claims and losses incurred in its health care business. The policy is a fixed premium and occurrence form policy and has no provisions for a retrospective refund or assessment due to actual loss experience.

     The entire long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of December 31, 2000, the Company and/or its managed centers are defendants in 81 such lawsuits in Florida, compared to 36 such lawsuits in all other states combined.

     During 1999, the insurance carrier covering both NHC and a Florida based six facility nursing home chain managed by NHC entered into a settlement of a compensatory and punitive claim against NHC resulting from an incident that occurred during 1996. The settlement was far in excess of what the insurance carrier could have settled the claim prior to or during the ongoing trial.
NHC and the managed nursing home chain filed litigation against the insurance carrier asking the court to find that the settlement was made in bad faith and that the insurance carrier should be responsible for the entire amount of the judgment. During 2000, NHC, representatives of the managed nursing home chain and the insurance carrier reached a settlement that removes any possible claim by the insurance carrier against NHC and/or the managed nursing home chain.
In addition, the settlement requires the insurance carrier to fund a $2,000,000 escrow account to be used to pay any claims that exceed the primary insurance coverage for the 1996 policy year.

     Due to unusual statutory provisions in the state of Florida as well as an active and specialized plaintiff's bar, the entire long-term care industry in that state has experienced a drastic increase in liability claims, reserves, settlements, and judgments over the last several years. As a result, the Company's professional liability insurance premium for its owned and managed centers in Florida has increased from $1,995,000 in 1998 to $3,200,000 in 1999 and $6,700,000 in 2000. Prior to 1999, coverage was secured on a first dollar basis (no deductible). For policy years 1999 and 2000, all owned centers have a significant per claim deductible which is capped in the aggregate at $1,225,000 for policy year 1999 and $2,000,000 for the first nine months of policy year 2000.

     On June 28, 2000, Caliber One, the Company's former malpractice carrier, gave NHC 90 days notice of the cancellation of its professional liability policy in all states in which NHC does business. NHC was able to obtain insurance effective October 1, 2000 for all of its operations except for its long-term care properties in the state of Florida. Accordingly, and since the prospect of doing business in Florida without insurance was not acceptable to the Company, NHC terminated its operations in that state effective as of the close of business September 30, 2000. This was accomplished by assigning its management agreements in Florida (10 properties) to unrelated entities, by terminating its leases on 13 Florida properties and leasing the two Florida properties owned by NHC to third parties. Given the current legal environment, NHC's replacement professional liability policy obtained effective October 1, 2000 (for all states but Florida) has required significant additional premiums, and the self insured retention amount of $100,000 per occurrence is now unlimited in the aggregate. Based on its assessment of claims currently outstanding against the Company, management believes that there exists sufficient primary and umbrella insurance to cover any judgments or settlements of existing claims. However, any future judgments or settlements above the Company's specific center and umbrella coverage could have a material adverse impact on NHC's financial position, cash flow and results of operations.

     NHC has assumed certain risks related to health insurance and workers' compensation insurance claims of the employees of National and its managed facilities. The liability for reported claims and estimates for incurred but unreported claims is $13,870,000 and $13,327,000 at December 31, 2000 and 1999, respectively. The liability is included in other current liabilities in the consolidated balance sheets. NHC remits for the claims with regards to National's employees utilized by NHC on a monthly basis. The amounts are subject to adjustment for actual claims incurred.

Guarantees and Related Events--

     In order to obtain management agreements and to facilitate construction or acquisition of certain long-term health care centers which NHC manages for others, NHC has guaranteed some or all of the centers' first mortgage bond debt (principal and interest). For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amount outstanding under the guarantees is approximately $32,210,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 7.1% at December 31, 2000. In management's opinion, these guarantee fees approximate fees that NHC would currently charge to enter into similar guarantees.

     All of the guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable and, in certain instances, by the personal guarantees of the owners of the facilities. The borrower has granted second mortgages over the relevant properties in favor of NHC. Such rights may be enforced if NHC is required to pay under its guarantees.

     As a result of the health care industry's generally weak financial position, the uncertainty engendered by the increasing number of medical liability claims in the state of Florida, the cancellation of NHC's liability policy in that state, and the liquidity demands being faced by NHC, NHC has experienced and is experiencing the potential for significant defaults in financial obligations which it has undertaken. A summary of the potential defaults are as follows:

     CFA Notes: Care Foundation of America, Inc. ("CFA") purchased from NHI six facilities through the issuance of a mortgage note. NHC is a limited ($3,000,000) guarantor of the outstanding mortgage note to NHI plus the guarantor on a $2,000,000 working capital note to NHR, all collateralized by the pledge of certain marketable securities in the approximate amount of $5,000,000. NHC does not manage the facilities but does provide financial and accounting services. The failure of these facilities to make their payments on the first mortgage notes could result in the acceleration of that indebtedness and an attempt by the first mortgage holder and/or working capital lender to collect their total of $5,000,000 in guarantees from NHC or the collateral now held by the first mortgage lender.

     NHI Short Term Liquidity Demand: NHI's $83,000,000 senior secured bank credit facility requires NHI to repay the outstanding balance during 2001 and 2002. NHI also has additional letters of credit of $11,600,000 that mature during 2001. NHI has relied upon NHC to provide $23,200,000 of cash during 2000 through the purchase by NHC from NHI of certain notes receivable. NHI management has reported to the investing public that it believes that NHI will be successful in generating the necessary capital to repay its future debt requirements. However, the failure by NHI to meet its liquidity demands would negatively impact NHC as a result of cross-default provisions contained in a substantial portion of NHI's and NHC's debt agreements.

     With regard to certain other debt financed through the ESOP and National (total outstanding balance of $30,500,000 at December 31, 2000, of which $11,400,000 is the primary obligation of NHC), the lending institutions have the right to put the entire outstanding balance of the debt to NHI and NHC effective December 16, 2001. Upon exercise of the put option by the lending institutions, NHC would be obligated to purchase 38% of the then outstanding balance and NHI would be obligated to purchase 62% of the then outstanding balance. NHC and NHI are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that NHC, NHI and National make additional principal repayments on the debt during 2001. However, if the lending institutions exercise the put option, NHC and NHI would be required to purchase the entire outstanding balance of the debt, which would have a material adverse effect on NHC's financial position and cash flows. As a result of the put option, NHC's primary obligation under this debt instrument ($11,400,000) has been classified as a current liability in NHC's consolidated balance sheet as of December 31, 2000.

     National Short Term Liquidity Demand: National also has certain additional debt obligations financed through the ESOP (total balance of $15,700,000 at December 31, 2000). None of this debt is the primary obligation of NHC. However, this debt is cross-defaulted with NHC's obligations. Under the terms of these debt agreements, the lending institutions have the right to put the entire outstanding balance of the debt to National at any time after January 20, 2001. The lending institutions have committed to not exercise the put option prior to September 30, 2001. However, if the lending institutions do exercise that put option and National is unable to purchase or refinance the entire outstanding balance of the debt, National's debt along with a substantial portion of NHC's debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.

     NHI has guaranteed certain of the debts of NHC. NHC has agreed to indemnify and hold harmless NHI against any and all loss, liability or harm incurred by NHI as a result of having to perform under its guarantee of any or all of the guaranteed debt.


Note 14 - Disclosures about Fair Value of Financial Instruments:

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


Note 15.  Divestiture of Florida Operations

     Because professional liability insurance in the state of Florida is not available, effective October 1, 2000, NHC has ceased all long-term health care operations in Florida. Prior to October 1, 2000, NHC has owned and operated two long-term health care centers in Florida. In addition, NHC had leased from NHI and NHR ten long-term health care centers and three assisted living centers in Florida.

     Effective October 1, 2000, NHC leased its two owned long-term health care centers directly to a group of non-NHC affiliated companies.
Furthermore, the individual NHR and NHI leases were terminated effective October 1, 2000, and the centers were leased to new tenants unrelated to NHC; however, NHC is still the primary obligor because the properties were originally leased to it pursuant to a master lease. Lease payments received by NHI and NHR from the new lesses offset NHC's lease obligations pursuant to the master operating lease.

     NHC sold the current assets and current liabilities of its owned and leased Florida facilities to the non-NHC affiliated group of companies in exchange for total notes receivable of approximately $4,480,000. The notes receivable approximate the book value of the net assets transferred. NHC also leased the furniture, fixtures and leasehold improvements of these Florida properties to the same group of companies. In addition, NHC entered into agreements to provide certain working capital loans to the non-NHC affiliated group of companies up to a maximum of $4,000 per bed per center. No draws had been made on the working capital loans as of the date of these financial statements.

     Beginning October 1, 2000, NHC does not provide any health care related management services for the two owned centers or for the thirteen leased centers. NHC is providing financial and accounting services for the two owned centers and for the thirteen leased centers in Florida.

     The state of Florida approved the change of ownership and licensing of the 12 long-term health care centers effective October 1, 2000.

     NHC intends to report rent income on its leased property and equipment only when cash is received. NHC intends to report interest income on the notes receivable only after 25% of the initial principal balance of the notes receivable has been received.

     Effective October 1, 2000, NHC has also ceased all health care management services to an additional ten long-term health care centers located in the state of Florida. Effective October 1, 2000, NHC will provide only financial and accounting services for the ten formerly managed centers.

     During the nine months ended September 30, 2000, the Florida long-term health care centers and assisted living centers generated net patient revenues of approximately $67,900,000. Management believes that the divestiture of its Florida operations will not have a material impact on NHC's earnings in future periods except to reduce both revenues and expenses and to reduce the substantial risks of operating in the state of Florida without professional liability insurance.

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




Nashville, Tennessee
March 23, 2001