Form 10-Q
period 2001-03-31
NATIONAL HEALTHCARE CORP
filed 2001-05-15
CIK 1047335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934

For quarter ended March 31, 2001	Commission file number 333-37185

NATIONAL HEALTHCARE CORPORATION (Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporate or organization	52-2057472 (I.R.S. Employer Identification No.)

100 Vine Street Murfreesboro, TN (Address of principal executive offices)	37130 (Zip Code)

Registrant's telephone number, including area code (615) 890-2020

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

Yes x	No

(2) Has been subject to such filing requirements for the past 90 days.

Yes x	No

11,276,928 shares were outstanding as of April 30, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31
	2001	2000
	(in thousands)

REVENUES:
Net patient revenues	$ 88,700	$ 108,783
Other revenues	10,552	6,618
Net revenues	99,252	115,401

COSTS AND EXPENSES:
Salaries, wages and benefits	54,629	64,132
Other operating	25,492	30,470
Rent	10,497	11,889
Depreciation and amortization	3,167	3,328
Interest	1,540	1,692
Total costs and expenses	95,325	111,511

INCOME BEFORE INCOME TAXES	3,927	3,890

INCOME TAX PROVISION	(1,538)	(1,511)

NET INCOME	$ 2,389	$ 2,379

EARNINGS PER SHARE:
Basic	$ .21	$ .21
Diluted	$ .21	$ .21

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,217,224	11,552,974
Diluted	11,607,793	11,552,974

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

ASSETS

	March 31 2001	December 31 2000
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 1,506	$ 10,011
Cash held by trustees	9,331	6,358
Marketable securities	40,293	33,167
Accounts receivable, less allowance for doubtful accounts of $8,744 and $9,196	46,784	44,738
Notes receivable	411	406
Notes receivable from ESOP	5,357	5,357
Inventory at lower of cost (first-in, first-out method) or market	4,254	4,292
Deferred income taxes	6,597	9,917
Prepaid expenses and other assets	1,421	2,329
Total current assets	115,954	116,575

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	164,910	163,784
Less accumulated depreciation and amortization	(76,788)	(73,602)
Net property and equipment:	88,122	90,182

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves and other deposits	103	112
Unamortized financing costs	903	874
Notes receivable	18,377	19,721
Notes receivable from National	11,988	12,644
Notes receivable from ESOP	15,178	15,178
Deferred income taxes	9,950	9,619
Minority equity investments and other	5,091	5,142
Investment in NHI preferred stock	3,000	3,000
Total other assets	64,590	66,290

	$268,666	$273,047

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets

The interim condensed balance sheet at December 31, 2000 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) LIABILITIES AND SHAREOWNERS' EQUITY

	March 31 2001 (Unaudited)	December 31 2000

CURRENT LIABILITIES:
Current portion of long-term debt	$ 22,124	$ 22,451
Trade accounts payable	12,183	16,399
Accrued payroll	17,805	28,226
Amount due to third-party payors	13,916	14,769
Accrued interest	741	313
Other current liabilities	25,635	21,463
Total current liabilities	92,404	103,621

LONG-TERM DEBT, LESS CURRENT PORTION	54,566	55,379
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	2,384	2,384
OTHER NONCURRENT LIABILITIES	11,204	11,204
DEFERRED LEASE CREDIT	8,577	8,776
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	665	669
DEFERRED INCOME	21,739	21,480
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares authorized; 11,276,928 and 11,245,735 shares, respectively, issued and outstanding	112	112
Capital in excess of par value, less notes receivable	64,637	64,477
Retained earnings	14,591	12,202
Unrealized losses on securities	(2,213)	(7,257)
Total shareowners' equity	77,127	69,534

	$268,666	$273,047

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

NATIONAL HEALTHCARE CORPORATION INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2001	2000
	(in thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$ 2,389	$ 2,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,934	3,140
Provision for doubtful accounts receivable	(452)	795
Amortization of intangibles and deferred charges	153	211
Amortization of deferred income	(151)	(68)
Equity in earnings of unconsolidated investments	(62)	(61)
Amortization of deferred lease credit	(199)	---
Distributions from unconsolidated investments	8	136
Change in fair value of purchased call options	(417)	---
Deferred income taxes	(367)	(613)
Changes in assets and liabilities:
Increase in accounts receivable	(1,594)	(1,923)
Decrease in inventory	38	171
(Increase) decrease in prepaid expenses and other assets	908	(4,121)
Increase (decrease) in trade accounts payable	(4,216)	5,410
Decrease in accrued payroll	(10,421)	(7,109)
Increase (decrease) in amounts due to third party payors	(853)	572
Increase in accrued interest	428	328
Increase in other current liabilities	4,172	4,536
Increase in entrance fee deposits	410	1,016
Net cash provided by (used in) operating activities	(7,292)	4,799

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(874)	(2,852)
Investment in notes receivable	(78)	(13,188)
Collection of notes receivable	2,073	1,882
Sale (purchase) of marketable securities	1,691	(4,247)
Net cash provided by (used in) investing activities	2,812	(18,405)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from debt issuance	---	15,000
Increase in cash held by trustee	(2,973)	(999)
Increase (decrease) in minority interests in subsidiaries	(4)	11
(Increase) decrease in bond reserve funds, mortgage replacement reserves and other deposits	9	(18)
Issuance of common shares	160	5
Collection of receivables	---	81
Purchase of common shares	---	(78)
Payments on debt	(1,140)	(669)
Increase in financing costs	(77)	(14)
Net cash provided by (used in) financing activities	(4,025)	13,319

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,505)	(287)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,011	4,054
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,506	$ 3,767

Supplemental Information:
Cash payments for interest expense	$ 1,365	$ 1,364

NATIONAL HEALTHCARE CORPORATION INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2001	2000
	(in thousands)

During the three months ended March 31, 2000, NHC acquired $3,000,000 of National Health Investors, Inc. preferred stock in exchange for a $3,000,000 payable to National Health Investors, Inc.
Minority equity investments and other	$ ---	$ 3,000
Other current liabilities	---	3,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION Interim Condensed Consolidated Statements of Shareowners' Equity (in thousands, except share amounts) (unaudited)

	Common Stock
	Shares	Amount	Receivables from Sale of Shares	Paid in Capital	Retained Earnings	Unrealized Gains (Losses) on Securities	Total Share- owners' Equity

Balance at 12/31/00	11,245,735	$112	$ (5,036)	$69,513	$12,202	$(7,257)	$69,534

Net income	---	---	---	---	2,389	---	2,389
Unrealized gains on securities	---	---	---	---	---	5,044	5,044
Total Comprehensive Income							7,433
Shares sold	31,193	---	---	160	---	---	160

Balance at 3/31/01	11,276,928	$112	$ (5,036)	$69,673	$14,591	$ (2,213)	$77,127

Balance at 12/31/99	11,553,496	$115	$(16,799)	$71,049	$ 1,984	$(2,713)	$53,636
Net income	---	---	---	---	2,379	---	2,379
Unrealized losses on securities	---	---	---	---	---	(2,560)	(2,560)
Total Comprehensive Income							(181)
Shares sold	1,000	---	---	5	---	---	5
Collection of receivables	---	---	81	---	---	---	81
Shares repurchased	(5,500)	---	---	(78)	---	---	(78)

Balance at 3/31/00	11,548,996	$115	$(16,718)	$70,976	$ 4,363	$(5,273)	$53,463

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

           The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation ("NHC" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2000 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons. Our audited December 31, 2000 financial statements are available at our web site: www.nhccare.com.

Note 2 - OTHER REVENUES:

	Three Months Ended March 31
	2001	2000
	(in thousands)

Revenues from management, accounting and financial services	$ 6,490	$3,067
Guarantee fees	55	121
Advisory fee from NHI	680	720
Advisory fee from NHR	129	119
Earnings on securities	956	1,108
Equity in earnings of unconsolidated investments	74	61
Interest income	760	674
Change in fair value of purchased call options	417	---
Other	991	748
	$10,552	$6,618

           Revenues from management, accounting and financial services include service fees and interest income on notes receivable from the managed long-term health care centers. "Other" revenues include non-health care related earnings.

NATIONAL HEALTHCARE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

Note 3 - GUARANTEES AND CONTINGENCIES:

Guarantees and Related Events

          In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which we manage for others, we have guaranteed some or all of the debt (principal and interest) on those centers. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. The principal amounts outstanding under these guarantees is approximately $32,112,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 6.6% at March 31, 2001. These guarantee fees approximate fees that we would currently charge to enter into similar guarantees.

          All of the guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable and, in certain instances, by the personal guarantees of the owners of the facilities. The borrower has granted second mortgages over the relevant properties in our favor. Such rights may be enforced if we are required to pay under our guarantee.

          As a result of the health care industry's generally weak financial position, the uncertainty engendered by the increasing number of medical liability claims in the state of Florida, the cancellation of our liability policy in that state, and the significant principal amortization of our debt required by our lenders, we have experienced and are experiencing the potential for significant defaults in financial obligations which might well adversely impact us. A summary of the potential defaults are as follows:

          NHC Debt: With regard to certain debt financed through National Health Corporation ("National") and its sole shareholder, the National Health Corporation Employee Stock Ownership Plan and Trust (the "ESOP") (total outstanding balance of $30,082,000 at March 31, 2001, of which $11,177,000 is the primary obligation of NHC), the lending institutions have the right to put the entire outstanding balance of the debt to NHI and NHC effective December 16, 2001. Upon exercise of the put option by the lending institutions, we would be obligated to purchase 38% of the then outstanding balance and NHI would be obligated to purchase 62% of the then outstanding balance. Both guarantors are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that NHC, NHI and National make additional principal repayments on the debt during 2001. However, if the lending institutions exercise the put option, NHC and NHI would be required to purchase the entire outstanding balance of the debt, which would have a material adverse effect on NHC's financial position and cash flows. As a result of the put option, our primary obligation under this debt instrument ($11,177,000) has been classified as a current liability in our consolidated balance sheet as of March 31, 2001.

NATIONAL HEALTHCARE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

          CFA Notes: Care Foundation of America, Inc. ("CFA") purchased from National Health Investors, Inc. ("NHI") six facilities through the issuance of a purchase money mortgage note. We are a limited ($3,000,000) guarantor of the outstanding mortgage note to NHI plus the guarantor on a $2,000,000 working capital note made by CFA to National Health Realty, Inc. ("NHR") (current balance $651,000), all collateralized by the pledge of certain marketable securities in the approximate amount of $5,000,000. We do not manage the facilities but do provide financial and accounting services. The failure of these facilities to make their payments on the first mortgage notes could result in the acceleration of that indebtedness and an attempt by the first mortgage holder and/or working capital lender to collect their total of up to $5,000,000 in guarantees from us or from our pledged assets held by the first mortgage lender.

          NHI Short Term Liquidity Demand: NHI's $60,473,000 senior secured bank credit facility requires NHI to repay the outstanding balance during 2001 and 2002. NHI also has additional letters of credit of $11,615,000 that mature on June 30 and July 1, 2001. NHI management has reported to the investing public that it believes that NHI will be successful in generating the necessary capital to repay its future debt requirements. However, the failure by NHI to meet its liquidity demands would negatively impact NHC as a result of cross-default provisions contained in a substantial portion of NHI's and NHC's debt agreements.

          National Short Term Liquidity Demand: National also has a certain additional debt obligation financed through the ESOP (total balance of $15,125,000 at March 31, 2001). None of this debt is our obligation, however, this debt is cross-defaulted with other debt of National which we have guaranteed. Under the terms of the non-guaranteed debt and related agreements, the lending institution has the right to put the entire outstanding balance of the debt to National at any time after September 30, 2001. If the lending institution does exercise its put option and National is unable to refinance or purchase the entire outstanding balance of the debt, all of National's debt, including that debt which is guaranteed by us would be in default, which would have a material adverse effect on our financial position and cash flows.

Note 4 - NEW ACCOUNTING PRONOUNCEMENTS:

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. Our implementation of SAB 101 in the fourth quarter did not have a material impact on our financial position, results of operations or cash flows.

          From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We have adopted SFAS 133, as amended, effective January 1, 2001.

NATIONAL HEALTHCARE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

          Our investments in marketable securities include an investment in NHI debt securities convertible into NHI common stock. SFAS 133 requires that we account for the NHI debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we will not be using the purchased call options as hedging instruments, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt security into income over the remaining term of the nonconvertible debt security. At December 31, 2000, the fair value of the purchased call options, as determined using an option pricing model, was approximately $299,000. The change in the fair value of the purchased call options for the three months ended March 31, 2001 resulted in an increase to other revenues and pretax net income of $417,000. Any prospective changes in the fair value of the purchased call options could introduce volatility into NHC's results of operations in subsequent periods.

Note 5 - LEGAL PROCEEDINGS:

Braeuning vs. NHC

          NHC was a defendant in a lawsuit styled Braeuning, et al. vs. National HealthCare L.P., et al. filed on April 9, 1996. The Federal government participated in the lawsuit as an intervening plaintiff. The suit alleged that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleged that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. In its defense of the matter, NHC asserted that the cost report information of the centers was either appropriately filed or, upon self-audit amendment, reflects adjustments for, among other items, i) correction of unintentional misallocations; ii) instances in which the self-audit process has had to use different source documents due to loss or misplacement of the original source documents; and iii) recalculation of certain nursing time based upon indirect allocation percentages rather than time studies, as were originally used. The cost report periods covered by the suit included 1991 through 1996. A number of amended cost reports were filed and NHC finalized the self-audit process for the years 1995 and 1996. NHC, the Department of Justice and the Health Care Financing Administration agreed on the use of certain audit ratios used to calculate the amount of Medicare overpayment or underpayments for years 1991 through 1994. The parties settled the suit by written agreement approved by the Court on December 15, 2000. Pursuant to that Agreement, and based upon the self-audit adjustments as further negotiated by the parties, NHC has agreed to a repayment totaling $17,623,072 payable over five years at 6% interest, with no interest for the initial six months. No fines or penalties of any nature are included within this amount. The government has also agreed to credit all 1997 and 1998 Routine Cost Limit exception cost report settlements owed by it to us and/or our managed centers against the settlement amount upon finalization of those cost reports. The settlement amount includes amounts owed by a number of centers managed by us, and we anticipate that these centers will repay amounts owed by them; however, we are liable to the government for those amounts in the event that the amounts are not paid by the managed centers.

NATIONAL HEALTHCARE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

General Liability Lawsuits

          The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of March 31, 2001, the Company and/or its managed centers are defendants in 84 such claims in Florida, compared to 35 in all other states combined.

          We have insurance coverage for incidents occurring in all providers owned, leased or managed by the Company. The coverage includes both a primary policy and an umbrella. For years 1999 and forward, the policies contain a per incident deductible. For a discussion of our inability to obtain coverage for our long term care centers in Florida after September 30, 2000, see Note 6.

Note 6. FLORIDA DIVESTITURE:

          Because professional liability insurance in the state of Florida was not available, effective October 1, 2000 we have ceased all long-term health care operations in Florida. Prior to October 1, 2000, we had owned and operated two long-term health care centers in Florida. In addition, we had leased from NHI and NHR ten long-term health care centers and three assisted living centers in Florida.

          Effective October 1, 2000, we leased our two owned long-term health care centers directly to a group of non-NHC affiliated companies. Furthermore, the individual NHR and NHI leases were terminated effective October 1, 2000, and the centers were leased to new tenants unrelated to us; however, we are still the primary obligor because the properties were originally leased to us pursuant to a master lease. Lease payments received by NHI and NHR from the new leases offset our lease obligations pursuant to the master operating lease.

          We also sold the current assets and current liabilities of our owned and leased Florida facilities to the non-NHC affiliated group of companies in exchange for total notes receivable of approximately $4,480,000. The notes receivable approximate the book value of the net assets transferred. We additionally leased the furniture, fixtures and leasehold improvements of these Florida properties to the same group of companies. Finally, we entered into agreements to provide certain working capital loans to the non-NHC affiliated group of companies up to a maximum of $4,000 per bed per center. No draws had been made on the working capital loans as of the date of these financial statements. These working capital notes are secured with a pledge on accounts receivables and the individual guarantee of the owners of greater than ten percent of the new provider entities.

          Although we do not provide any health care related management services for the two owned centers or for the thirteen leased centers, we are providing accounting and financial services for these centers.

          We intend to report rent income on our leased property and equipment only when cash is received. We intend to report interest income, if any, on the notes receivable only after 25% of the initial principal balance of the notes receivable has been received. As indicated above, no amounts have been drawn on the working capital notes.

NATIONAL HEALTHCARE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

          Additionally, and also effective October 1, 2000, we ceased all health care management services to another ten Florida long-term health care centers.

          During the three months ended March 31, 2001, the Florida long-term health care centers and assisted living centers generated net patient revenues of approximately $6,564,000 and total costs and expenses of $6,645,000. Management believes that the divestiture of its Florida operations will not have a material impact on NHC's earnings in future periods except to reduce both revenues and expenses and to reduce the substantial risks of operating in the State of Florida without professional liability insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

           National HealthCare Corporation ("NHC", or the "Company") operates or manages 74 long-term health care centers with 9,747 beds in 11 states. We provide nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers. In addition, we provide accounting and financial services to owners of 31 long-term health care centers and advisory services to National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR").

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

          Results for the three month period ended March 31, 2001 include a 14.0% decrease compared to the same period in 2000 in net revenues and a .4% increase in net income.

          The decrease in revenues is primarily due to the October 1, 2000 divestiture of 12 long-term care centers and three assisted living centers in Florida. If the operations of the divested assets are excluded from prior year revenues, revenues in 2001 increased $6.6 million or 7.1%. Excluding the effect of the October 1, 2000 divestiture, revenues were increased primarily due to improved Medicare, Medicaid and private pay rates and improved census.

          Revenues from management or accounting and financial services fees, which are included in the Statements of Income in Other Revenues, increased $3.4 million or 111.6% in 2001 from $3.1 million in 2000 to $6.5 million in 2001. The increase is primarily due to the recognition of management fees and accounting and financial fees which have been paid in 2001 but which were not being earned in the prior year. During the three months ended March 31, 2001, NHC provided financial and accounting services for 31 facilities as compared to six facilities during the three months ended March 31, 2000.

NATIONAL HEALTHCARE CORPORATION

March 31, 2001

(Unaudited)

          Total costs and expenses for the 2001 first quarter decreased $16.2 million or 14.5% to $95.3 million from $111.5 million. The decrease in cost and expenses is primarily due to the October 1, 2000 divestiture of twelve long-term care centers and three assisted living centers in Florida. If the operations of the divested assets are excluded from prior year results, costs and expenses increased $6.6 million or 7.5%. Excluding the effect of October 1, 2000 divestitures, salaries, wages and benefits, the largest operating costs of this service company, increased $1.6 million or 3.0% to $54.6 million from $53.0 million. Again, excluding the effect of the October 1, 2000 divestitures, other operating expenses increased $3.5 million or 15.8% to $25.4 million for the 2001 period compared to $22.0 million in the 2000 period. Excluding the effect of October 1, 2000 divestitures, rent increased $1.9 million or 22.1% to $10.5 million from $8.6 million. Depreciation and amortization decreased 4.8% to $3.2 million. Interest costs decreased $152,000 to $1.5 million.

Increases in salaries, wages and benefits are due primarily to increased bonus and benefit programs compared to the quarter a year ago. The increases result both from inflationary increases and from changes in the benefit programs.

          Increases in other operating costs and expenses are due to inflationary increases and higher occupancies in assisted living and independent living services. Also, expenses increased more than expected by approximately $350,000 for utilities and $450,000 for one-time costs for corporate compliance training. Rent increases are due primarily to additions at existing rental properties.

          The total census at owned and leased centers for the quarter averaged 94.2% compared to an average of 94.0% for the same quarter a year ago.

Liquidity and Capital Resources

          Net cash used in operating activities during the first three months of 2001 totaled $7.3 million compared to $4.8 million provided by operating activities in the prior year period. The decrease in cash generated from operating activities is due to decreases in accrued payroll and trade accounts payable as compared to the prior period for the same items.

          Cash flows provided by investing activities during the first three months of 2001 totaled $2.8 million compared to $18.4 million used in the same period in 2000. Cash used for additions to property and investment in notes receivable totaled $0.9 million in 2001 compared to $16.0 million in 2000. Cash provided by sales of marketable securities totaled $1.7 million compared to $4.2 million invested in marketable securities in 2000. Collections of notes receivable generated $1.9 million in 2001 compared to $2.1 million in 2000.

          Cash used in financing activities totaled $4.0 million in the first three months of 2001 compared to cash provided by financing activities $13.3 million for the same period in 2000. Cash used for payments of debt totaled $1.1 million and increases in cash held by trustees totaled $3.0 million in 2001. In the prior year, cash flows used totaled $0.7 million for payments on debt and $1.0 million for increases in cash held by trustees. Also in the prior year, cash provided by financing activities included $15.0 million of proceeds from debt issuance.

NATIONAL HEALTHCARE CORPORATION

March 31, 2001

(Unaudited)

          At March 31, 2001, our ratio of long-term obligations and deferred income to capital is .88 to 1.

          Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, our borrowing capacity are expected to be adequate to finance our operating requirements and growth and development plans for 2001 and into 2002.

          For all financial instruments, we believe that the financial statement carrying amounts approximate fair value at March 31, 2001.

          We have guaranteed approximately $32.2 million of the debt of certain health care centers which we manage for others. As a result of the health care industry's generally weak financial position, our guarantee of third party debt and the uncertainty engendered by the increasing number of medical liability claims in the state of Florida, we have experienced and are experiencing the potential for significant defaults in financial obligations which we have undertaken. A summary of the potential defaults are as follows:

          NHC Debt: With regard to certain debt financed through National Health Corporation ("National") and its sole shareholder, the National Health Corporation Employee Stock Ownership Plan and Trust (the "ESOP") (total outstanding balance of $30,082,000 at March 31, 2001, of which $11,177,000 is the primary obligation of NHC), the lending institutions have the right to put the entire outstanding balance of the debt to NHI and NHC effective December 16, 2001. Upon exercise of the put option by the lending institutions, we would be obligated to purchase 38% of the then outstanding balance and NHI would be obligated to purchase 62% of the then outstanding balance. Both guarantors are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that NHC, NHI and National make additional principal repayments on the debt during 2001. However, if the lending institutions exercise the put option, NHC and NHI would be required to purchase the entire outstanding balance of the debt, which would have a material adverse effect on NHC's financial position and cash flows. As a result of the put option, our primary obligation under this debt instrument ($11,177,000) has been classified as a current liability in our consolidated balance sheet as of March 31, 2001.

          CFA Notes: Care Foundation of America, Inc. ("CFA") purchased from National Health Investors, Inc. ("NHI") six facilities through the issuance of a purchase money mortgage note. We are a limited ($3,000,000) guarantor of the outstanding mortgage note to NHI plus the guarantor on a $2,000,000 working capital note made by CFA to National Health Realty, Inc. ("NHR") (current balance $651,000), all collateralized by the pledge of certain marketable securities in the approximate amount of $5,000,000. We do not manage the facilities but do provide financial and accounting services. The failure of these facilities to make their payments on the first mortgage notes could result in the acceleration of that indebtedness and an attempt by the first mortgage holder and/or working capital lender to collect their total of up to $5,000,000 in guarantees from us or from our pledged assets held by the first mortgage lender.

          NHI Short Term Liquidity Demand: NHI's $60,473,000 senior secured bank credit facility requires NHI to repay the outstanding balance during 2001 and 2002. NHI also has additional letters of credit of $11,615,000 that mature on June 30 and July 1, 2001. NHI management has reported to the investing public that it believes that NHI will be successful in generating the necessary capital to repay its future debt requirements. However, the failure by NHI to meet its liquidity demands would negatively impact NHC as a result of cross-default provisions contained in a substantial portion of NHI's and NHC's debt agreements.

NATIONAL HEALTHCARE CORPORATION

March 31, 2001

(Unaudited)

          National Short Term Liquidity Demand: National also has a certain additional debt obligation financed through the ESOP (total balance of $15,125,000 at March 31, 2001). None of this debt is our obligation, however, this debt is cross-defaulted with other debt of National which we have guaranteed. Under the terms of the non-guaranteed debt and related agreements, the lending institution has the right to put the entire outstanding balance of the debt to National at any time after September 30, 2001. If the lending institution does exercise its put option and National is unable to refinance or purchase the entire outstanding balance of the debt, all of National's debt, including that debt which is guaranteed by us would be in default, which would have a material adverse effect on our financial position and cash flows.

Cash Dividends--

          Our charter authorizes the payment of dividends at the discretion of the Board of Directors; however, at present, we do not anticipate paying dividends.

New Accounting Pronouncements--

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. Our implementation of SAB 101 in the fourth quarter did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

          From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted SFAS 133, as amended, effective January 1, 2001.

          Our investments in marketable securities include an investment in NHI debt securities convertible into NHI common stock. SFAS 133 requires that we account for the NHI debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call options as hedging instruments, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt security into income over the remaining term of the nonconvertible debt security. At December 31, 2000, the fair value of the purchased call options, as determined using an option pricing model, was approximately $299,000. The change in the fair value of the purchased call options for the three months ended March 31, 2001 resulted in an increase to other revenues and pretax net income of $417,000. Any prospective changes in the fair value of the purchased call options could introduce volatility into our results of operations in subsequent periods.

NATIONAL HEALTHCARE CORPORATION

March 31, 2001

(Unaudited)

Litigation

          As discussed in more detail in Note 5, we were a defendant in a Qui Tam lawsuit with the government participating as an intervening plaintiff. The suit alleged that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary cost centers" and improper allocation of skilled nursing service hours in four managed centers. The parties settled the suit on December 15, 2000. Pursuant to the settlement, and based upon the self-audit adjustments as further negotiated by the parties, we agreed to a repayment totaling $17,623,072 payable over five years at 6% interest, with no interest for the initial six months. No fines or penalties of any nature are included in the settlement amount. Furthermore, the government agreed to credit all 1997 and 1998 Routine Cost Limit exception cost report settlements owed by it to us and/or our managed centers against the settlement amount upon finalization of those cost reports. The settlement amount includes amounts owed by a number of centers managed by NHC, and NHC anticipates that these centers will repay amounts owed by them; however, NHC is liable to the government for those amounts in the event that they are not paid by the managed centers.

          The entire long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of March 31, 2001, the Company and/or its managed centers are defendants in 84 such lawsuits in Florida, compared to 35 in all other states combined.

          There is certain additional litigation incidental to our business, none of which, in management's opinion, would be material to our financial position or results of operations.

Forward-Looking Statements

          References throughout this document to the Company include National HealthCare Corporation and its wholly-owned subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words "we", "our", "ours" and "us" refer only to National HealthCare Corporation and its wholly-owned subsidiaries and not any other person.

          This Quarterly Report on Form 10-Q and other information we provide from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan, and similar statements including, without limitations, those containing words such as "believes", anticipates", "expects", "intends", "estimates", "plans", and other similar expressions are forward-looking statements.

          Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

NATIONAL HEALTHCARE CORPORATION

March 31, 2001

(Unaudited)

  national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;
  the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;
  changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;
  liabilities and other claims asserted against the Company, including patient care liabilities, as well as the resolution of current litigation (see "Note 5: Legal Proceedings);
  the ability of third parties for whom we have guaranteed debt to refinance certain short term debt obligations;
  the ability to attract and retain qualified personnel;
  the availability and terms of capital to fund acquisitions and capital improvements;
  the competitive environment in which we operate;
  the ability to maintain and increase census levels; and
  demographic changes.

          See the notes to the quarterly financial statement, and "Item 1. Business" as is found in our 2000 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web side at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

NATIONAL HEALTHCARE CORPORATION

March 31, 2001

(Unaudited)

Item 3. Quantitative and Qualitative Information About Market Risk

Interest Rate Risk--

          Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $32.2 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $18.8 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $156,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. As of March 31, 2001, $43.6 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. The remaining $18.9 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $254,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. We do not currently use any derivative instruments to hedge our interest rate exposure. We have not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

Equity Price Risk--

          We consider our investments in marketable securities as "available for sale" securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market price. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of our investments in marketable securities.

NATIONAL HEALTHCARE CORPORATION

March 31, 2001

(Unaudited)

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

          For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 5 of this Form 10-Q.

Item 2.      Changes in Securities. Not applicable

Item 3.      Defaults Upon Senior Securities. None

Item 4.      Submission of Matters to Vote of Security Holders.

(a)      The annual meeting of the shareholders was held on April 26, 2001.

(b)      Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Lawrence C. Tucker and J. K. Twilla to serve as directors for terms of three years or until their successors have been fully elected and qualified.

Nominee	Voting For	Withholding Authority	Percent For

Lawrence C. Tucker	10,067,860	87,423	99.1
J. K. Twilla	10,066,040	89,243	99.1

PROPOSAL NO. 2: Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 2001.

Voting For	Voting Against	Abstaining	Percent For

10,140,542	3,391	11,350	99.9

Item 5.      Other Information. None

Item 6.      Exhibits and Reports on Form 8-K.

                 (a) List of exhibits - None required

                 (b) Reports on Form 8-K. None

NATIONAL HEALTHCARE CORPORATION

March 31, 2001

(Unaudited)

SIGNATURES

          Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION (Registrant)

Date May 15, 2001	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date May 15, 2001	/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer