Form 10-Q
period 2001-06-30
NATIONAL HEALTHCARE CORP
filed 2001-08-13
CIK 1047335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934

For quarter ended June 30, 2001	Commission file number 333-37185

NATIONAL HEALTHCARE CORPORATION (Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporate or organization	52-2057472 (I.R.S. Employer Identification No.)

100 Vine Street Murfreesboro, TN (Address of principal executive offices)	37130 (Zip Code)

Registrant's telephone number, including area code (615) 890-2020

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

Yes x	No

(2) Has been subject to such filing requirements for the past 90 days.

Yes x	No

11,276,928 shares were outstanding as of April 30, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
	(in thousands)

REVENUES:
Net patient revenues	$ 93,400	$ 108,343	$182,100	$ 217,126
Other revenues	9,748	7,865	20,300	14,483
Net revenues	103,148	116,208	202,400	231,609

COSTS AND EXPENSES:
Salaries, wages and benefits	54,396	65,300	109,025	129,432
Other operating	28,633	29,660	54,125	60,130
Rent	10,038	12,080	20,535	23,969
Depreciation and amortization	3,202	3,347	6,369	6,675
Interest	1,380	1,617	2,920	3,309
Total costs and expenses	97,649	112,004	192,974	223,515

INCOME BEFORE INCOME TAXES	5,499	4,204	9,426	8,094

INCOME TAX PROVISION	(2,250)	(1,723)	(3,788)	(3,234)

NET INCOME	$ 3,249	$ 2,481	$ 5,638	$ 4,860

EARNINGS PER SHARE:
Basic	$ .29	$ .21	$ .50	$ .42
Diluted	$ .28	$ 21	$ .48	$ .42

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,277,018	11,545,392	11,256,465	11,549,817
Diluted	11,714,249	11,545,782	11,643,284	11,550,012

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

ASSETS

	June 30 2001	December 31 2000
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 18,790	$ 10,011
Cash held by trustees	9,582	6,358
Marketable securities	36,646	33,167
Accounts receivable, less allowance for doubtful accounts of $9,151 and $9,196	42,647	44,738
Notes receivable	410	406
Notes receivable from ESOP	5,357	5,357
Inventory at lower of cost (first-in, first-out method) or market	4,201	4,292
Deferred income taxes	6,234	9,917
Prepaid expenses and other assets	1,862	2,329
Total current assets	125,729	116,575

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	166,678	163,784
Less accumulated depreciation and amortization	(79,936)	(73,602)
Net property and equipment:	86,742	90,182

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves and other deposits	110	112
Unamortized financing costs	815	874
Notes receivable	19,393	19,721
Notes receivable from National	11,955	12,644
Notes receivable from ESOP	12,505	15,178
Deferred income taxes	10,224	9,619
Minority equity investments and other	4,950	5,142
Investment in NHI preferred stock	3,000	3,000
Total other assets	62,952	66,290

	$275,423	$273,047

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets

The interim condensed balance sheet at December 31, 2000 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) LIABILITIES AND SHAREOWNERS' EQUITY

	June 30 2001 (Unaudited)	December 31 2000

CURRENT LIABILITIES:
Current portion of long-term debt	$ 19,259	$ 22,451
Trade accounts payable	8,719	16,399
Accrued payroll	24,081	28,226
Amount due to third-party payors	26,802	14,769
Accrued interest	269	313
Other current liabilities	29,140	21,463
Total current liabilities	108,270	103,621

LONG-TERM DEBT, LESS CURRENT PORTION	41,919	55,379
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	2,209	2,384
OTHER NONCURRENT LIABILITIES	11,204	11,204
DEFERRED LEASE CREDIT	8,377	8,776
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	682	669
DEFERRED INCOME	21,394	21,480
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares authorized; 11,276,928 and 11,245,735 shares, respectively, issued and outstanding	112	112
Capital in excess of par value, less notes receivable	64,650	64,477
Retained earnings	17,840	12,202
Unrealized losses on securities	(1,234)	(7,257)
Total shareowners' equity	81,368	69,534

	$275,423	$273,047

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed balance sheet at December 31, 2000 is taken from the audited financial statements at that date.
NATIONAL HEALTHCARE CORPORATION INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2001	2000
	(in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$ 5,638	$ 4,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,062	6,280
Provision for doubtful accounts receivable	(858)	1,234
Amortization of intangibles and deferred charges	345	419
Amortization of deferred income	(356)	(236)
Equity in earnings of unconsolidated investments	(122)	(112)
Amortization of deferred lease credit	(398)	---
Distributions from unconsolidated investments	111	144
Change in fair value of purchased call options	(333)	---
Deferred income taxes	(933)	(837)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,949	(428)
Decrease in inventory	91	87
(Increase) decrease in prepaid expenses and other assets	467	(2,309)
Decrease in trade accounts payable	(7,680)	(2,512)
Increase (decrease) in accrued payroll	(4,145)	13
Increase (decrease) in amounts due to third party payors	(1,927)	1,492
Decrease in accrued interest	(44)	(4)
Increase in other current liabilities	7,677	3,871
Increase in entrance fee deposits	269	1,262
Net cash provided by operating activities	6,813	13,224

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(2,622)	(6,330)
Investment in notes receivable	(4,160)	(13,560)
Collection of notes receivable	7,846	2,195
Sale (purchase) of marketable securities	6,888	(6,556)
Net cash provided by (used in) investing activities	7,952	(24,251)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from debt issuance	3,493	18,000
(Increase) decrease in cash held by trustee	(3,224)	1,119
Increase (decrease) in minority interests in subsidiaries	13	(2,991)
(Increase) decrease in bond reserve funds, mortgage replacement reserves and other deposits	2	(28)
Issuance of common shares	161	6
Collection of receivables	12	345
Purchase of common shares	---	(314)
Payments on debt	(6,360)	(2,053)
Increase in financing costs	(83)	(13)
Net cash provided by (used in) financing activities	(5,986)	14,071

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,779	3,044
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,011	4,054
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 18,790	$ 7,098

Supplemental Information:
Cash payments for interest expense	$ 3,115	$ 3,313

NATIONAL HEALTHCARE CORPORATION INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2001	2000
	(in thousands)

During the six months ended June 30, 2000, NHC acquired $3,000,000 of National Health Investors, Inc. preferred stock in exchange for a $3,000,000 payable to National Health Investors, Inc.
Minority equity investments and other	$ ---	$ 3,000
Other current liabilities	---	(3,000)

During the six months ended June 30, 2001, NHC

     received approval for Routine Cost Limit exception

     cost report settlements, which reduced NHC long-term

     liability to the Federal government. NHC will record

     the revenues associated with the approvals. When such

     approvals, including final cost report audits, as assured.

Long-term debt	$ 13,960	$ ---
Amount due to third-party payors	$(13,960)	$ ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION Interim Condensed Consolidated Statements of Shareowners' Equity (in thousands, except share amounts) (unaudited)

	Common Stock		Receivables from Sale of Shares	Paid in Capital	Retained Earnings	Unrealized Gains (Losses) on Securities	Total Share- owners' Equity
	Shares	Amount

Balance at 12/31/00	11,245,735	$112	$ (5,036)	$69,513	$12,202	$(7,257)	$69,534

Net income	---	---	---	---	5,638	---	5,638
Unrealized gains on securities	---	---	---	---	---	6,023	6,023
Total Comprehensive Income							11,661
Shares sold	31,293	---	---	161	---	---	161
Collection of receivables	---	---	12	---	---	---	12

Balance at 6/30/01	11,277,028	$112	$ (5,024)	$69,674	$17,840	$(1,234)	$81,368

Balance at 12/31/99	11,553,496	$115	$(16,799)	$71,049	$ 1,984	$(2,713)	$53,636
Net income	---	---	---	---	4,860	---	4,860
Unrealized losses on securities	---	---	---	---	---	(2,148)	(2,148)
Total Comprehensive Income							2,712
Shares sold	1,100	---	---	6	---	---	6
Collection of receivables	---	---	345	---	---	---	345
Shares repurchased	(18,500)	---	---	(314)	---	---	(314)

Balance at 6/30/00	11,536,096	$115	$(16,454)	$70,741	$ 6,844	$(4,861)	$56,385

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

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

Note 2 - OTHER REVENUES:
	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
	(in thousands)		(in thousands)

Revenues from management, accounting & financial services	$5,535	$4,205	$12,025	$ 7,272
Guarantee fees	60	87	115	208
Advisory fee from NHI	680	722	1,360	1,441
Advisory fee from NHR	126	125	255	244
Earnings on securities	959	1,172	1,498	2,280
Equity in earnings of unconsolidated investments	60	51	134	112
Interest income	1,156	739	2,332	1,413
Change in fair value of purchased call options	(84)	---	333	---
Other	1,256	764	2,248	1,513
	$9,748	$7,865	$20,300	$14,483

          Revenues from management, accounting and financial services include service fees and interest income on notes receivable from the managed long-term health care centers. "Other" revenues include non-health care related earnings.

NATIONAL HEALTHCARE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

Note 3 - GUARANTEES AND CONTINGENCIES:

Guarantees and Related Events

          In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which we manage for others, we have guaranteed some or all of the debt (principal and interest) on those centers. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. The principal amounts outstanding under these guarantees is approximately $26,587,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 6.8% at June 30, 2001. These guarantee fees approximate fees that we would currently charge to enter into similar guarantees.

          All of the guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable and, in certain instances, by the personal guarantees of the owners of the facilities. The borrower has granted second mortgages over the relevant properties in our favor. Such rights may be enforced if we are required to pay under our guarantee.

          As a result of the health care industry's generally weak financial position, the uncertainty engendered by the increasing number of medical liability claims in the state of Florida, the cancellation of our liability policy in that state, and the significant principal amortization of our debt required by our lenders, we have experienced and are experiencing the potential for significant defaults in financial obligations which may adversely impact us. A summary of the potential defaults are as follows:

          NHC Debt: With regard to certain debt financed through National Health Corporation ("National") and its sole shareholder, the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust (the "ESOP") (total outstanding balance of $28,486,000 at June 30, 2001, of which $10,823,000 is the primary obligation of NHC), the lending institutions have the right to put the entire outstanding balance of the debt to National Health Investors, Inc. ("NHI") and NHC effective December 16, 2001. Upon exercise of the put option by the lending institutions, we would be obligated to purchase 38% of the then outstanding balance and NHI would be obligated to purchase 62% of the then outstanding balance. We are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that NHC, NHI and National make additional principal repayments on the debt during 2001. However, if the lending institutions exercise the put option, NHC and NHI would be required to purchase the entire outstanding balance of the debt, which would have a material adverse effect on NHC's financial position and cash flows. As a result of the put option, our primary obligation under this debt instrument ($10,823,000) has been classified as a current liability in our consolidated balance sheet as of June 30, 2001.

NATIONAL HEALTHCARE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

          CFA Notes: Care Foundation of America, Inc. ("CFA") purchased from National Health Investors, Inc. ("NHI") six facilities through the issuance of a purchase money mortgage note. We are a limited ($3,000,000) guarantor of the outstanding mortgage note to NHI plus the guarantor on a $2,000,000 working capital note made by CFA to National Health Realty, Inc. ("NHR") (current balance $-0-), all collateralized by the pledge of certain marketable securities in the approximate amount of $5,000,000. We do not manage the facilities but do provide financial and accounting services. The failure of these facilities to make their payments on the first mortgage notes could result in the acceleration of that indebtedness and an attempt by the first mortgage holder and/or working capital lender to collect their total of up to $5,000,000 in guarantees from us or from our pledged assets held by the first mortgage lender.

          NHI Short Term Liquidity Demand: NHI's senior secured bank credit facility requires NHI to repay the outstanding balance during 2001 and 2002. The balance outstanding at June 30, 2001 was $45,242,000. An additional payment of $21,335,000 on July 27, 2001 reduced the outstanding balance to $23,907,000. NHI also has additional letters of credit of $11,615,000 that mature on December 31, 2001. NHI management has reported to the investing public that it believes that NHI will be successful in generating the necessary capital to repay its future debt requirements. However, the failure by NHI to meet its liquidity demands would negatively impact NHC as a result of cross-default provisions contained in a substantial portion of NHI's and NHC's debt agreements.

          National Short Term Liquidity Demand: National also has a certain additional debt obligation financed through the ESOP (total balance of $14,563,000 at June 30, 2001). None of this debt is our obligation, however, this debt is cross-defaulted with other debt of National which we have guaranteed. Under the terms of the non-guaranteed debt and related agreements, the lending institution has the right to put the entire outstanding balance of the debt to National at any time after September 30, 2001. If the lending institution does exercise its put option and National is unable to refinance or purchase the entire outstanding balance of the debt, all of National's debt, including that debt which is guaranteed by us would be in default, which would have a material adverse effect on our financial position and cash flows.

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

NATIONAL HEALTHCARE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

          Our investments in marketable securities include an investment in NHI debt securities convertible into NHI common stock. SFAS 133 requires that we account for the NHI debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call options as hedging instruments, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt security into income over the remaining term of the nonconvertible debt security. At December 31, 2000, the fair value of the purchased call options, as determined using an option pricing model, was approximately $299,000. The change in the fair value of the purchased call options for the six months ended June 30, 2001 resulted in an increase to other revenues and pretax income of $333,000. Any prospective changes in the fair value of the purchased call options could introduce volatility into NHC's results of operations in subsequent periods.

          In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria.

          SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon an after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their fair value.

          The Company will adopt SFAS 141 and 142 on January 1, 2001. The Company does not anticipate the adoption of these pronouncements to have a material effect on its consolidated financial position, results of operations or cash flows.

NATIONAL HEALTHCARE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

Note 5 - LEGAL PROCEEDINGS:

Braeuning vs. NHC

          NHC was a defendant in a lawsuit styled Braeuning, et al. vs. National HealthCare L.P., et al. filed on April 9, 1996. The Federal government participated in the lawsuit as an intervening plaintiff. The suit alleged that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleged that NHC improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. In its defense of the matter, NHC asserted that the cost report information of the centers was either appropriately filed or, upon self-audit amendment, reflects adjustments for, among other items, i) correction of unintentional misallocations; ii) instances in which the self-audit process has had to use different source documents due to loss or misplacement of the original source documents; and iii) recalculation of certain nursing time based upon indirect allocation percentages rather than time studies, as were originally used. The cost report periods covered by the suit included 1991 through 1996. A number of amended cost reports were filed and NHC finalized the self-audit process for the years 1995 and 1996. NHC, the Department of Justice and the Health Care Financing Administration settled the suit by written agreement approved by the Court on December 15, 2000. Pursuant to that Agreement, and based upon the self-audit adjustments as further negotiated by the parties, NHC agreed to a repayment totaling $17,623,000 payable over five years at 6% interest, with no interest for the initial six months. No fines or penalties of any nature are included within this amount. The government also agreed to credit all 1997 and 1998 Routine Cost Limit exception cost report settlements owed by it to us and/or our managed centers against the settlement amount upon finalization of those cost reports. As a result of the initial settlement of the 1997 and 1998 cost reports, the government applied $13,960,000 toward the reduction of our debt effective June 12, 2001. The balance of the debt at June 30, 2001 is approximately $1,687,000. In accordance with our revenue recognition policies, we will record the revenues associated with the approved Routine Cost Limit exception cost report settlements when such approvals, including the final cost report audits, are assured.

General Liability Lawsuits

          The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of June 30, 2001, the Company and/or its managed centers are defendants in 77 such claims in Florida, compared to 32 in all other states combined.

           We have insurance coverage for incidents occurring in all providers owned, leased or managed by the Company. The coverages include both primary policies and umbrella policies. For years 1999 and forward, the policies contain a per incident deductible. For a discussion of our inability to obtain coverage for our long term care centers in Florida after September 30, 2000, see Note 6.

NATIONAL HEALTHCARE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

Note 6. FLORIDA DIVESTITURE:

          Because professional liability insurance in the state of Florida was not available, effective October 1, 2000 we ceased all long-term health care operations in Florida. Prior to October 1, 2000, we had owned and operated two long-term health care centers in Florida. In addition, we had leased from NHI and NHR ten long-term health care centers and three assisted living centers in Florida.

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

          We also sold the net difference between current assets and current liabilities of our owned and leased Florida facilities to the non-NHC affiliated group of companies in exchange for total notes receivable of approximately $4,480,000. The notes have now been paid in full. We additionally leased the furniture, fixtures and leasehold improvements of these Florida properties to the same group of companies. Finally, we initially entered into agreements to provide certain working capital loans to the non-NHC affiliated group of companies up to a maximum of $4,000 per bed per center. No draws were ever made on the working capital loans and the notes and any obligations thereunder have been canceled.

          Although we do not provide any health care related management services for the two owned centers or for the thirteen leased centers, we are providing accounting and financial services for these centers.

          We report rent income on our leased property and equipment and income from accounting and financial services only when cash is received for these centers. During the six months ended June 30, 2001, we recognized $426,000 of rent income form these centers, all of which amount was recognized during the three months ended June 30, 2001. During the three months ended and six months ended June 30, 2001, we recognized $1,476,000 and $2,768,000, respectively, of income from accounting and financial services to these centers.

          Additionally, and also effective October 1, 2000, we ceased all health care management services to another ten Florida long-term health care centers.

          During the six months ended June 30, 2000, the Florida long-term health care centers and assisted living centers generated net patient revenues of approximately $45,750,000 and total costs and expenses of $45,460,000. Management believes that the divestiture of its Florida operations will not have a material impact on NHC's earnings in future periods except to reduce both revenues and expenses and to reduce the substantial risks of operating in the State of Florida without professional liability insurance.

NATIONAL HEALTHCARE CORPORATION

June 30, 2001

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          National HealthCare Corporation ("NHC" or the "Company") operates or manages 74 long-term health care centers with 9,754 beds in 11 states. We provide nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers (74), subacute care units (9), Alzheimer's care units (9), homecare programs (33), assisted living centers (19) and independent living centers (6). In addition, we provide accounting and financial services to owners of 31 long-term health care centers and advisory services to National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR").

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

          Results for the three month period ended June 30, 2001 include a 11.2% decrease in net revenues compared to the same period in 2000 and a 30.8% increase in pretax income compared to the same period in 2000.

          The decrease in revenues is primarily due to the October 1, 2000 divestiture of 12 long-term care centers and three assisted living centers in Florida. If the operations of the divested assets are excluded from prior year revenues, revenues in 2001 increased $8.1 million or 9.5%. Excluding the effect of the October 1, 2000 divestiture, revenues were increased primarily due to improved Medicare, Medicaid and private pay rates.

          Revenues from management or accounting and financial services fees, which are included in the Statements of Income in Other Revenues, increased $1.3 million or 31.62% in 2001 from $4.2 million in 2000 to $5.5 million in 2001. The increase is primarily due to the recognition of management fees and accounting and financial fees which have been paid in 2001 but which were not being earned in the prior year. During the three months ended June 30, 2001, NHC provided financial and accounting services for 31 facilities as compared to six facilities during the three months ended June 30, 2000.

          Total costs and expenses for the 2001 second quarter decreased $14.4 million or 12.8% to $97.6 million from $112.0 million. The decrease in cost and expenses is primarily due to the October 1, 2000 divestiture of twelve long-term care centers and three assisted living centers in Florida. If the operations of the divested assets are excluded from prior year results, costs and expenses increased $8.3 million or 9.3%. Excluding the effect of October 1, 2000 divestitures, salaries, wages and benefits, the largest operating costs of this service company, increased $2.8 million or 5.5% to $54.4 million from $51.5 million. Again, excluding the effect of the October 1, 2000 divestitures, other operating expenses increased $4.4 million or 18.2% to $28.5 million for the 2001 period compared to $24.1 million in the 2000 period. Excluding the effect of October 1, 2000 divestitures, rent increased $1.3 million or 14.4% to $10.0 million from $8.8 million. Depreciation and amortization decreased 4.3% to $3.2 million. Interest costs decreased $237,000 to $1.4 million.

NATIONAL HEALTHCARE CORPORATION

June 30, 2001

(Unaudited)

          Increases in salaries, wages and benefits (excluding the effect of the October 1, 2000 divestitures) are due primarily to increased bonus and benefit programs compared to the quarter a year ago. The increases result both from inflationary increases and from changes in the benefit programs.

          Increases in other operating costs and expenses are due to inflationary increases. Rent increases (excluding the effect of the October 1, 2000 divestitures) are due primarily to additions at existing rental properties.

          The total census at owned and leased centers for the quarter averaged 94.2% compared to an average of 94.2% for the same quarter a year ago.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000.

          Results for the six month period ended June 30, 2001 include a 12.6% decrease in net revenues compared to the same period in 2000 and a 16.5% increase in net income.

          The decrease in revenues is primarily due to the October 1, 2000 divestiture of 12 long-term care centers and three assisted living centers in Florida. If the operations of the divested assets are excluded from prior year revenues, revenues in 2001 increased $16.5 million or 8.9%. Excluding the effect of the October 1, 2000 divestiture, revenues were increased primarily due to improved Medicare, Medicaid and private pay rates.

          Revenues from management or accounting and financial services fees, which are included in the Statements of Income in Other Revenues, increased $4.7 million or 65.4% in 2001 from $7.3 million in 2000 to $12.0 million in 2001. The increase is primarily due to the recognition of management fees and accounting and financial fees which have been paid in 2001 but which were not being earned in the prior year. During the six months ended June 30, 2001, NHC provided financial and accounting services for 31 facilities as compared to six facilities during the six months ended June 30, 2000.

          Total costs and expenses for the 2001 six month period decreased $30.5 million or 13.7% to $193.0 million from $223.5 million. The decrease in cost and expenses is primarily due to the October 1, 2000 divestiture of twelve long-term care centers and three assisted living centers in Florida. If the operations of the divested assets are excluded from prior year results, costs and expenses increased $14.9 million or 8.4%. Excluding the effect of October 1, 2000 divestitures, salaries, wages and benefits, the largest operating costs of this service company, increased $4.4 million or 4.3% to $109.0 million from $104.6 million. Again, excluding the effect of the October 1, 2000 divestitures, other operating expenses increased $7.9 million or 17.1% to $54.0 million for the 2001 period compared to $46.1 million in the 2000 period. Excluding the effect of October 1, 2000 divestitures, rent increased $3.2 million or 18.2% to $20.5 million from $17.4 million. Depreciation and amortization decreased 4.6% to $6.4 million. Interest costs decreased $0.4 million to $2.9 million.

Increases in salaries, wages and benefits (excluding the effect of the October 1, 2000 divestitures) are due primarily to increased bonus and benefit programs compared to the six months a year ago. The increases result both from inflationary increases and from changes in the benefit programs.

NATIONAL HEALTHCARE CORPORATION

June 30, 2001

(Unaudited)

          Increases in other operating costs and expenses are due to inflationary increases. Also, expenses increased more than expected by approximately $350,000 for utilities and $450,000 for one-time costs for corporate compliance training. Rent increases (excluding the effect of the October 1, 2000 divestitures) are due primarily to additions at existing rental properties.

          The total census at owned and leased centers for the six month period averaged 94.2% compared to an average of 94.0% for the same period a year ago.

Liquidity and Capital Resources

          Net cash provided by operating activities during the first six months of 2001 totaled $20.8 million compared to $13.2 million provided by operating activities in the prior year period. The decrease in cash generated from operating activities is due primarily to decreases in trade accounts payable and accrued payroll compared to the prior period.

          Cash flows provided by investing activities during the first six months of 2001 totaled $8.0 million compared to $24.3 million used in the same period in 2000. Cash used for additions to property and investment in notes receivable totaled $6.8 million in 2001 compared to $19.9 million in 2000. Cash provided by sales of marketable securities totaled $6.9 million compared to $6.6 million invested in marketable securities in 2000. Collections of notes receivable generated $7.8 million in 2001 compared to $2.1 million in 2000.

          Cash used in financing activities totaled $6.0 million in the first six months of 2001 compared to cash provided by financing activities $14.0 million for the same period in 2000. Cash used for payments of debt totaled $6.4 million and increases in cash held by trustees totaled $3.2 million in 2001. In the prior year, cash flows used totaled $2.1 million for payments on debt and $1.1 million for increases in cash held by trustees. Also, cash provided by financing activities included $3.5 million of proceeds from debt issuance compared to $18.0 in the prior year.

Reduction of Long-Term Debt

          As part of our settlement of the Braeuning vs. NHC lawsuit, we agreed on December 15, 2000 to repay the Health Care Financing Administration ("HCFA") a total of $17,623,000 over five years at 6% interest. HCFA agreed to credit the amount payable for all 1997 and 1998 Routine Cost Limit Exception cost report settlements owed by it to us against the settlement amount. Effective June 12, 2001, HCFA applied $13,960,000 toward the reduction of our debt to them. The balance of the debt at June 30, 2001 is approximately $1,687,000. In accordance with our revenue recognition policies, we will record the revenues associated with the approved Routine Cost Limit exception cost report settlements when such approvals, including the final cost report audits, are assured.

          At June 30, 2001, our ratio of long-term obligations and deferred income to capital is 1.10 to 1.

NATIONAL HEALTHCARE CORPORATION

June 30, 2001

(Unaudited)

          Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, our borrowing capacity are expected to be adequate to finance our operating requirements and growth and development plans for 2001 and into 2002.

Guarantees and Contingencies

          We have guaranteed approximately $26.6 million of the debt of certain health care centers which we manage for others. As a result of the health care industry's generally weak financial position, our guarantee of third party debt and the uncertainty engendered by the increasing number of medical liability claims in the state of Florida, we have experienced and are experiencing the potential for significant defaults in financial obligations which we have undertaken. A summary of the potential defaults are as follows:

          NHC Debt: With regard to certain debt financed through National Health Corporation ("National") and its sole shareholder, the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust (the "ESOP") (total outstanding balance of $28,486,000 at June 30, 2001, of which $10,823,000 is the primary obligation of NHC), the lending institutions have the right to put the entire outstanding balance of the debt to NHI and NHC effective December 16, 2001. Upon exercise of the put option by the lending institutions, we would be obligated to purchase 38% of the then outstanding balance and NHI would be obligated to purchase 62% of the then outstanding balance. We are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that NHC, NHI and National make additional principal repayments on the debt during 2001. However, if the lending institutions exercise the put option, NHC and NHI would be required to purchase the entire outstanding balance of the debt, which would have a material adverse effect on NHC's financial position and cash flows. As a result of the put option, our primary obligation under this debt instrument ($10,823,000) has been classified as a current liability in our consolidated balance sheet as of June 30, 2001.

          CFA Notes: Care Foundation of America, Inc. ("CFA") purchased from National Health Investors, Inc. ("NHI") six facilities through the issuance of a purchase money mortgage note. We are a limited ($3,000,000) guarantor of the outstanding mortgage note to NHI plus the guarantor on a $2,000,000 working capital note made by CFA to National Health Realty, Inc. ("NHR") (current balance $-0-), all collateralized by the pledge of certain marketable securities in the approximate amount of $5,000,000. We do not manage the facilities but do provide financial and accounting services. The failure of these facilities to make their payments on the first mortgage notes could result in the acceleration of that indebtedness and an attempt by the first mortgage holder and/or working capital lender to collect their total of up to $5,000,000 in guarantees from us or from our pledged assets held by the first mortgage lender.

          NHI Short Term Liquidity Demand: NHI's senior secured bank credit facility requires NHI to repay the outstanding balance during 2001 and 2002. The balance outstanding at June 30, 2001 was $45,242,000. An additional payment of $21,335,000 on July 27, 2001 reduced the outstanding balance to $23,907,000. NHI also has additional letters of credit of $11,615,000 that mature December 31, 2001. NHI management has reported to the investing public that it believes that NHI will be successful in generating the necessary capital to repay its future debt requirements. However, the failure by NHI to meet its liquidity demands would negatively impact NHC as a result of cross-default provisions contained in a substantial portion of NHI's and NHC's debt agreements.

NATIONAL HEALTHCARE CORPORATION

June 30, 2001

(Unaudited)

          National Short Term Liquidity Demand: National also has a certain additional debt obligation financed through the ESOP (total balance of $14,563,000 at June 30, 2001). None of this debt is our obligation, however, this debt is cross-defaulted with other debt of National which we have guaranteed. Under the terms of the non-guaranteed debt and related agreements, the lending institution has the right to put the entire outstanding balance of the debt to National at any time after September 30, 2001. If the lending institution does exercise its put option and National is unable to refinance or purchase the entire outstanding balance of the debt, all of National's debt, including that debt which is guaranteed by us would be in default, which would have a material adverse effect on our financial position and cash flows.

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

          Our investments in marketable securities include an investment in NHI debt securities convertible into NHI common stock. SFAS 133 requires that we account for the NHI debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call options as hedging instruments, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt security into income over the remaining term of the nonconvertible debt security. At December 31, 2000, the fair value of the purchased call options, as determined using an option pricing model, was approximately $299,000. The change in the fair value of the purchased call options for the six months ended June 30, 2001 resulted in an increase to other revenues and pretax income of $333,000. Any prospective changes in the fair value of the purchased call options could introduce volatility into our results of operations in subsequent periods.

          In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria.

          SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon an after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their fair value.

NATIONAL HEALTHCARE CORPORATION

June 30, 2001

(Unaudited)

          The Company will adopt SFAS 141 and 142 on January 1, 2001. The Company does not anticipate the adoption of these pronouncements to have a material effect on its consolidated financial position, results of operations or cash flows.

Litigation

          As discussed in more detail in Note 5, we were a defendant in a Qui Tam lawsuit with the government participating as an intervening plaintiff. The suit alleged that NHC submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary cost centers" and improper allocation of skilled nursing service hours. The parties settled the suit on December 15, 2000. Pursuant to the settlement, and based upon our self-audit adjustments, we agreed to a repayment totaling $17,623,000 payable over five years at 6% interest, with no interest for the initial six months. No fines or penalties of any nature are included in the settlement amount. Furthermore, the government agreed to credit all 1997 and 1998 Routine Cost Limit exception cost report settlements owed by it to us and/or our managed centers against the settlement amount upon finalization of those cost reports. As a result of the finalization of the 1997 and 1998 Routine Cost Limit exception cost reports, the government applied $13,960,000 toward the reduction of our debt effective June 12, 2001. The balance of the debt at June 30, 2001 is approximately $1,687,000.

          The entire long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. This is especially prevalent in Florida. As of June 30, 2001, the Company and/or its managed centers are defendants in 77 such lawsuits in Florida, compared to 32 in all other states combined.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2001

(Unaudited)

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

June 30, 2001

(Unaudited)

Item 3. Quantitative and Qualitative Information About Market Risk

Interest Rate Risk--

          Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $30.1 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $19.5 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $147,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. As of June 30, 2001, $31.4 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $31.9 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $232,000. However, a hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2001

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
NATIONAL HEALTHCARE CORPORATION (Registrant)

Date August 13, 2001	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date August 13, 2001	/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer