Form 10-K405
period 2001-12-31
NATIONAL HEALTHCARE CORP
filed 2002-03-12
CIK 1047335

=============================================================================
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended	Commission File No.
December 31, 2001	333-37185
----------------
NATIONAL HEALTHCARE CORPORATION

(Exact name of registrant as specified in its Corporate Charter)

Delaware	52-2057472
(State of Formation)	(I.R.S. Employer I.D. No.)

100 Vine Street
Murfreesboro, Tennessee 37130
(Address of principal executive offices)
Telephone Number: 615-890-2020

Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Name of Each Exchange on which Registered
---------------------------------------------------------------------------------------------------------------------------------------
Shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Same

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market of voting shares held by nonaffiliates of the registrant was $106,467,373 as of February 27, 2002.

Number of Shares outstanding as of February 28, 2002: 11,514,281

Page 1 of 82 Pages Exhibit Index Page 49

PART 1

------

ITEM 1

BUSINESS

General

National HealthCare Corporation (NHC or the Company) is a Delaware corporation. When we indicate "NHC", we include all subsidiaries, partnerships and limited liability companies in which we have an interest. We principally operate long-term health care centers and home health care programs with a focus in the southeastern United States. Our health care centers provide subacute, skilled and intermediate nursing and rehabilitative care. At December 31, 2001, we operated or managed 83 long-term health care centers with a total of 10,808 licensed beds. Of the 83 centers, 34 are managed for other owners. Of the 49 remaining centers, 36 are leased from National Health Investors, Inc. (NHI) and 10 are leased from National Health Realty, Inc. (NHR). We serve as a compensated Investment Advisor to both NHI and NHR. Our homecare programs provide rehabilitative care at a patient's residence. During 2001, we operated 33 homecare programs and provided 346,256 homecare patient visits. We also operate 487 retirement apartments located in seven retirement centers, three of which are leased from NHI, one retirement center leased from NHR and three managed retirement centers. Additionally, we operate 1,056 assisted living units at 21 centers.

During 2001, we started managing eight assisted living facilities and nine licensed health care centers, added three accounting and financial services centers, and converted eight short term management agreements into long term management agreements.

As of December 31, 2001, we operated specialized care units such as Alzheimer's Disease care units (9), sub-acute nursing units (9) and a number of in house pharmacies. Similar specialty units are under development or consideration at a number of our centers, as well as free standing projects.

Health Care Services Revenues. Health care services we provide include a comprehensive range of services through related or separately structured long-term health care centers, homecare programs, specialized care units, pharmacy operations, rehabilitative services, assisted living centers and retirement centers. In fiscal 2001, 90.0% of our net revenues were derived from such health care services. Highlights of health care services activities during 2001 were as follows:

A. Long-Term Health Care Centers. As described in more detail throughout this document, we operated 83 long-term health care centers as of December 31, 2001, an increase of nine during 2001. Revenues and expenses from 49 of these facilities are reported on our financial statements, while only management fee income is recorded for 34 facilities, as these are managed for third party owners. We generally charge 6% of net revenues for our management services. Average occupancy in these long-term health care centers was 93.4% during the year ended December 31, 2001.

B. Homecare Programs. Our existing homecare programs have increased their total number of visits from 331,756 in 2000 to 346,256 in 2001. The reimbursement for homecare services under the Medicare program provides for a prospective pay system. Under the homecare prospective payment system, we receive a fixed amount per patient per episode as defined by Medicare guidelines. The homecare prospective payment system commenced October 1, 2000, and we are able to operate effectively under the system.

C. Rehabilitative Services. We have long offered physical, speech, and occupational therapy provided by center specific therapists. We maintained a rehabilitation staff of over 800 highly trained, professional therapists in 2001, some of which were employed by a separate rehabilitation division known as NHC Rehabilitation (total revenues of $6.4 million during 2001). In addition to serving NHC operated centers, it provides contract services to 135 health care providers owned by third parties. Our rates for these services are competitive with other market rates. Major Medicare reimbursement changes occurred for therapy services in 1999 and will continue to have a significant effect during 2002. In 1999, skilled nursing centers Medicare per diems became prospective and included no separate payment for therapy services. Substantially all therapists are now center based employees. We also operate six free standing outpatient rehabilitation clinics in Tennessee and are the designated sports medicine provider for Middle Tennessee State University.

D. Medical Specialty Units. We require all our centers to participate in the Medicare program, and have expanded our range of offerings by the creation of center-specific medical specialty units such as our nine Alzheimer's disease care units and nine subacute nursing units. The services are provided not only at each NHC operated center, but also at existing specialized care units.

E. Pharmacy Operations. At year end, we operated three regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina). These pharmacy operations operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. Pharmacy reimbursement under Medicare has also been shifted from direct billing by the pharmacy, to a negotiated rate structure between skilled nursing centers and the pharmacy, with the skilled nursing centers Medicare reimbursement being based upon a prospective rate not related to actual patient pharmaceutical usage. We anticipate stable revenues for our pharmacy subsidiary in 2002.

F. Assisted Living Projects. We presently own, lease or manage twenty-one assisted living projects, eight of which are located within the physical structure of a long-term health care center or retirement complex. This is an increase of eight properties during 2001. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Development of new units has been discontinued due to existing market conditions.

G. Managed Care Contracts. We operate four regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of centers. Managed care days have increased from 30,008 in 1999 and 37,302 in 2000 to 38,625 in 2001.

Non-Health Care Sources of Revenues. We generate revenues from non-health care sources, including advisory services to NHI, advisory services to NHR, accounting and financial services, insurance services, dividends and other realized gains on securities and interest income. In fiscal 2001, 10.0% of our net revenues were derived from such other non-health care sources. The significant non-health-care sources of revenues are described as follows:

A. Advisory Services to National Health Investors, Inc. In 1991, we formed National Health Investors, Inc., as a wholly-owned subsidiary. We then transferred to NHI certain healthcare facilities then owned by NHC and distributed the shares of NHI to NHC's shareholders. The distribution had the effect of separating NHC and NHI into two independent public companies. As a result of the distribution, all of the outstanding shares of NHI were distributed to the then NHC investors and listed on the New York Stock Exchange.

NHI entered into an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement") with NHC pursuant to which NHC provides NHI, for a fee, with investment advice, office space, personnel and other services. For its services under the Advisory Agreement, the Advisor is entitled to a base annual compensation of $1,625,000. Compensation paid to executive officers of NHI is credited against this Advisory Fee. NHC executive officers W. Andrew Adams, Robert G. Adams and Richard F. LaRoche, Jr. serve as executive officers of NHI. NHC earned approximately $2.2 million in 2001 under the terms of the advisory agreement.

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

B. Advisory Services to National Health Realty, Inc. In 1997, we formed National Health Realty, Inc., as a wholly-owned subsidiary. We then transferred to NHR certain healthcare facilities then owned by NHC and distributed the shares of NHR to NHC's shareholders. The distribution had the effect of separating NHC and NHR into two independent public companies. As a result of the distribution, all of the outstanding shares of NHR were distributed to the then NHC investors and listed on the American Stock Exchange.

NHC entered into an Advisory Agreement with NHR whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHR's Board of Directors.

Either party may terminate the Advisory Agreement on 90 days notice at any time.

For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC. During 2001, NHC's compensation under the advisory agreement was $504,000.

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

C. Accounting and Financial Services. A large number of facilities have been or are in the process of being transferred from bankrupt organizations or from entities operating in states with economically unreasonable liability insurance premiums into the hands of small operators or not-for-profit entities. In order to broaden our business base, we provide off-site accounting and financial service functions for these entities for separate charges. Since no management of the entity is involved, we are referring to this service as its "Accounting and Financial Service Business". As of December 31, 2001, we perform accounting and financial services for 33 centers.

D. Insurance Services. NHC owns a licensed Tennessee workers compensation insurance company which either directly or in conjunction with other workers compensation carriers provides such coverage at the majority of NHC operated centers. We also self insure our partners' health insurance benefit package at a cost we believe is less than a commercially obtained policy. Finally, we operate a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies.

E. Principal Office. We maintain our home office staff in Murfreesboro, Tennessee in a building owned by a limited partnership, which is 69.7% owned by us.

Long-Term Health Care Centers

The health care centers operated by us provide in-patient skilled and intermediate nursing care services and in-patient and out-patient rehabilitation services. Skilled nursing care consists of 24-hour nursing service by registered or licensed practical nurses and related medical services prescribed by the patient's physician. Intermediate nursing care consists of similar services on a less intensive basis principally provided by non-licensed personnel. These distinctions are generally found in the long-term health care industry although for Medicaid reimbursement purposes, some states in which we operate have additional classifications, while in other states the Medicaid rate is the same regardless of patient classification. Rehabilitative services consist of physical, speech, and occupational therapies, which are designed to aid the patient's recovery and enable the patient to resume normal activities.

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

We have developed a quality certification program which we utilize in each of our operated health care centers. An integral part of the program is a computerized patient assessment system which aids in placing the patient in the appropriate section of each center (skilled or intermediate) and monitors the health care needs of the patient, number and frequency of medications and other essential medical information. The data derived from this system is used not only to assure that appropriate care is given to each individual patient, but also to ascertain the appropriate amount of staffing of each section of the center. Additionally, we require a patient care survey to be performed at least quarterly by the regional and home office nursing support team, and a "consumer view" survey by senior management at least twice a year. We developed and promote a "customer satisfaction" rating system, using 1993 as a benchmark, and requires improvement in the ratings by each center as a condition of participation in our overall "Excellence Program".

We provide centralized management and support services to NHC operated health care nursing centers. The management and support services include operational support through the use of regional vice presidents and regional nurses, accounting and financial services, cash management, data processing, legal, consulting and services in the area of rehabilitative care. Many personnel are employed by our administrative services affiliate, National Health Corporation, which is also responsible for overall services in the area of personnel, loss control, insurance, education and training. We reimburse the administrative services contractor by paying all the costs of personnel employed for our benefit as well as a fee. National Health Corporation (National) is wholly owned by the National Health Corporation Employee Stock Ownership Plan and provides its services only to us.

We provide management services to centers operated under management contracts and offsite accounting and financial services to other owners, all pursuant to separate contracts. The term of each contract and the amount of the management fee or accounting and financial services fee is determined on a case-by-case basis. Typically, we charge 6% of net revenues for our management contracts and specific item fees for our accounting and financial service agreements. The initial term of the contracts range from two years to ten years. In certain contracts, we maintain a right of first refusal should the owner desire to sell a managed center.

As many of the long term care companies emerge from bankruptcy, we anticipate a number of facilities being transferred into the hands of small operators or not-for-profit entities. In order to broaden our business base, we are aggressively seeking to provide off-site accounting and financial services for these entities for separate charges. Since no management of the entity is involved, we refer to this service as our "Accounting and Financial Service Business". Three new contracts were entered into in 2001, bringing to 33 the number of such third party non-management contracts.

All health care centers we operate are licensed by the appropriate state and local agencies. All except two are certified as providers for Medicaid patients, and all are certified as Medicare providers. Certification of advised centers is the prerogative of the Provider/Owner. All licensed nursing homes, assisted living and homecare offices are subject to state and federal licensure and certification surveys. These surveys, from time to time, may produce statements of deficiencies. In response to such a statement, if any, the staff at each center would file a plan of correction and any alleged deficiencies would be corrected. Presently, none of our leased and managed facilities are operating under material statements of deficiencies. We have a significant monetary bonus program for employees attached to passing these surveys with few or no deficiencies.

Health Care Centers Under Construction

We presently have no ongoing material construction, although we have a 160 bed and a five bed certificate of need in Tennessee. The ability to commence construction on this in 2002 is dependent upon the obtaining of a financing source to fund the construction.

Occupancy Rates

The following table shows certain information relating to occupancy rates for our continuing owned, leased, and debt guaranteed managed long-term health care centers:

	Year Ended December 31

	2001	2000	1999

Overall census	93.4%	93.9%	93.3%

Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).

Termination of Florida Health Care Center Operations

On June 28, 2000, we received notice that our insurance carrier was terminating insurance on all of our operations effective September 30, 2000. Unable to replace this insurance in the state of Florida (but not elsewhere), we elected to discontinue our Florida long-term health care center operations, which at the time consisted of the ownership and operation of two owned skilled nursing facilities, thirteen leased facilities of which three were freestanding assisted living facilities, and nine third party management contracts. Our Vice President of Operations for the state of Florida resigned in August 2000, as did the entire staff of our two regional offices in Florida. These individuals, plus additional Florida based outside investors, formed new entities and entered into a series of new leases on the thirteen leased properties and our two owned properties, which leases are for a five-year term. We sold the current assets and current liabilities and leased our furniture, fixtures and leasehold improvements of our owned and leased Florida facilities to the same group of entities. Additionally, and with the consent of the third party owners, the Florida management contracts were assigned to another entity primarily owned and controlled by our former Vice President of Florida Operations. These transactions closed on September 30, 2000, with an effective date of October 1, 2000. New licenses have been issued for the respective operators as of that day. Although our obligations for rent payments owed on leased centers remains in effect due to a master lease, we are receiving a credit for lease payments made by the new providers, which were current as of year end. Through the master lease agreement, we still maintain a right of first refusal with NHI and NHR to purchase any of the Florida facilities should NHI or NHR receive an offer from an unrelated party. We successfully replaced our liability insurance on the balance of all our operations in states other than Florida effective October 1, 2000.

Homecare Programs

Our home health programs (Homecare) provide nursing and rehabilitative services to individuals in their residences and are licensed by the Tennessee, South Carolina and Florida state governments and certified by the federal government for participation in the Medicare program. Each of our 33 Medicare certified homecare programs is managed by a registered nurse, with speech, occupational and physical therapists either employed by the program or on a contract basis. Homecare visits increased from 331,756 visits in 2000 to 346,256 visits in 2001. Effective October 1, 2000, homecare reimbursement under the Medicare program was totally changed by the implementations of a prospective payment system. Under this prospective payment system, we receive a fixed amount per patient per episode as defined by Medicare guidelines. We are operating effectively and efficiently under the new system.

Assisted Living Units

We presently lease and/or manage 21 assisted living units, eight of which are located within the physical structure of a long-term health care center or retirement center and thirteen of which are freestanding. This is an increase of eight managed projects during 2001. Due to the overbuilding in most markets, we have elected not to start construction on free standing projects during 2001. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Certificates of Need are not necessary to build these projects and we believe that overbuilding has occurred in some of our markets.

Retirement Centers

Our seven retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas. In most cases, retirement centers also include long-term health care facilities, either in contiguous or adjacent licensed health care centers. Charges for services are paid from private sources without assistance from governmental programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need such as is required for health care centers. We have, in several cases, developed retirement centers adjacent to our health care properties with an initial construction of 40 to 80 units and which units are rented by the month; thus these centers offer an expansion of our continuum of care. We believe these retirement units offer a positive marketing aspect of our health care centers.

Two of our seven retirement centers are "continuing care communities", where the resident pays a substantial endowment fee and a monthly maintenance fee. The resident then receives a full range of services - including nursing home care - without additional charge.

One such continuing care community, the 137 unit Richland Place Retirement Center, was opened in January, 1993 and is fully occupied. We opened the 58 unit AdamsPlace in Murfreesboro, Tennessee during 1998 and are currently expanding it to 90 units.

Regulation

Health care centers are subject to extensive federal, state and in some cases, local regulatory, licensing, and inspection requirements. These requirements relate, among other things, to the adequacy of physical buildings and equipment, qualifications of administrative personnel and nursing staff, quality of nursing provided and continued compliance with laws and regulations relating to the operation of the centers. In all states in which we operate, before the facility can make a capital expenditure exceeding certain specified amounts or construct any new long-term health care beds, approval of the state health care regulatory agency or agencies must be obtained and a Certificate of Need issued. The appropriate state health planning agency must determine that a need for the new beds or expenditure exists before a Certificate of Need can be issued. A Certificate of Need is generally issued for a specific maximum amount of expenditure and the project must be completed within a specific time period. There is no advance assurance that we will be able to obtain a certificate of need in any particular instance. In some states, approval is also necessary in order to purchase existing health care beds, although the purchaser is normally permitted to avoid a full scale certificate of need application procedure by giving advance written notice of the acquisition and giving written assurance to the state regulatory agency that the change of ownership will not result in a change in the number of beds or the services offered at the facility.

While there are currently no significant legislative proposals to eliminate certificates of need pending in the states in which we do business, deregulation in the certificate of need area would likely result in increased competition among nursing home companies and could adversely affect occupancy rates and the supply of licensed and certified personnel.

Sources of Revenue

Our revenues are primarily derived from our health care centers. The source and amount of the revenues are determined by (i) the licensed bed capacity of our health care centers, (ii) the occupancy rate of the centers, (iii) the extent to which the rehabilitative and other skilled ancillary services provided at each center are utilized by the patients in the centers, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

The following table sets forth sources of patient revenues from health care centers and homecare services for the periods indicated:

	Year Ended December 31
Source	2001	2000	1999
Private	26%	30%	29%
Medicare	34%	29%	29%
Medicaid/Skilled	11%	10%	11%
Medicaid/Intermediate	29%	31%	30%
VA and Other	0%	0%	1%

Total	100%	100%	100%

Private Revenue Sources

Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts. We attempt to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing the marketing of those services through market areas and "Managed Care Offices", of which seven were open at year end. These services are designed to speed the patient's recovery and allow the patient to return home as soon as is practical. In addition to educating physicians and patients to the advantages of the rehabilitative services, we have also implemented incentive programs which provide for the payment of bonuses to our regional and center personnel if they are able to obtain private and Medicare goals at their centers.

Government Health Care Reimbursement Programs

The federal health insurance program for the elderly is Medicare, which is administered by the Department of Health and Human Services. State programs for medical assistance to the indigent are known as Medicaid in states which we operate. All health care centers owned, leased or managed by us are certified to participate in Medicare and all but two participate in Medicaid. Eligibility for participation in these programs depends upon a variety of factors, including, among others, accommodations, services, equipment, patient care, safety, physical environment and the implementation and maintenance of cost controls and accounting procedures. In addition, some of our centers have entered into separate contracts with the United States Veterans Administration which provides reimbursement for care to veterans transferred from Veterans Administration hospitals.

Historically, government health care reimbursement programs made payments under a cost based reimbursement system. Although general similarities exist due to federal mandates, each state operates under its own specific system. Medicare, however, is uniform nationwide and reimbursed (subject to certain ceilings on operating costs) through December 1998, the reasonable direct and indirect cost of services furnished to Medicare patients, including depreciation, interest and overhead.

Commencing January 1, 1999 (and as mandated by the Balanced Budget Act of 1997), Medicare changed its former cost reimbursement system to a "Prospective Payment System" (PPS). Under PPS, the center receives a fixed payment which covers all but a few services provided to Medicare patients. Thus the center must not only cover its fixed and normal operating expenses out of this payment, but also physical and speech therapy, drugs and other supplies, and other necessary services of the type provided by skilled nursing facilities. We experienced a material decrease in Medicare revenues in 1999 due to PPS, but were able to also substantially reduce operating expenses. Material reductions were negotiated in therapy, pharmaceutical and other ancillary services. Some legislative changes were made to PPS in late 1999 (the Balanced Budget Retirement Act, or BBRA) and again in December 2000 (the Benefits Improvement and Protection Act, or BIPA), both of which provided some relief from the drastic revenue reductions occasioned by the 1997 BBA. Medicare patients are entitled to have payment made on their behalf to a skilled nursing facility for up to 100 days during each calendar year and a prior 3-day hospital stay is required. A patient must be certified for entitlement under the Medicare program before the skilled nursing facility is entitled to receive Medicare payments and patients are required to pay approximately $99 per day after the first 20 days of the covered stay. For details see the section "Medicare Financial Changes".

Medicaid programs provide funds for payment of medical services obtained by "medically indigent persons". These programs are operated by state agencies which adopt their own medical reimbursement formulas and standards, but which are entitled to receive supplemental funds from the federal government if their programs comply with certain federal government regulations. In all states in which we operate, the Medicaid programs authorize reimbursement at a fixed rate per day of service. The fixed rate is established on the basis of a predetermined average cost of operating nursing centers in the state in which the facility is located or based upon the center's actual cost. The rate is adjusted annually based upon changes in historical costs and/or actual costs and a projected cost of living factor. The Balanced Budget Act of 1997 eliminated a federally mandated requirement that Medicaid rates paid by the states must be sufficient to reimburse in full the costs of an "efficiently and reasonably operated" nursing home (the "Boron Amendment"). We and the nursing home industry in general are concerned about this deletion and are monitoring the activities in state legislature budgetary processes.

During the fiscal year, each facility receives payments under the applicable government reimbursement program. Medicaid payments are generally "prospective" in that the payment is based upon the prior years actual costs. Medicare payments were "retrospective" thru 1998 in that current year payments were designed to reasonably approximate the facility's reimbursable costs during that year. Payments under Medicare for years thru 1998 were adjusted to actual allowable costs each year. The actual costs incurred and reported by the facility under the Medicare program were and are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustments of interim payments received from the program. If, as a result of such audits, it is determined that overpayment of benefits were made, the excess amount must be repaid to the government. If, on the other hand, it is determined that an underpayment was made, the government agency makes an additional payment to the operator. We record as receivables the amounts which we expect to receive under the Medicare and Medicaid programs and record into profit or loss any differences in amounts actually received at the time of interim and final settlements. To date, adjustments have not had a material adverse effect on us. For further information, see "Item 3: Legal Proceedings" which describe the settlement of certain litigations concerning Medicare cost reports for 1991-1996. We believe that our payment formulas have been properly applied and that any future adjustments will not be materially adverse. Effective January 1, 1999, and as discussed above, the Medicare program has become prospective in nature. For additional discussion see "Medicare Financial Changes".

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at our facilities will result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments whereby we are responsible for providing, for a fixed fee, all services needed by certain patients. Capitated payments can result in significant losses if patients require expensive treatment not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. For the fiscal year ended December 31, 2001, we derived 34% and 40% of our net patient revenues from the Medicare and Medicaid programs, respectively. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs, therefore, could have a material adverse effect on our profitability. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations. No assurance can be given that such reforms will not have a material adverse effect on us.

Medicare Financial Changes

Government at both the federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including the type of services we provide. On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures, as well as new anti-fraud provisions. The BBA was projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program. Section 4711 of BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which has required that state Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards; the Boren Amendment was previously the foundation of litigation by nursing homes seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justifications for the proposed rates are published, and which give providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. Several of the states in which we operate are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.

The BBA also required that nursing homes transition to a prospective payment system under the Medicare program during a three-year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. As described in the following sections, BBA produced a crisis in long term care funding throughout the country.

Congress addressed this financial distress in the Fall of 1999 through enactment of the Balanced Budget Refinement Act (BBRA). In 2000, Congress adjusted further the payment rates to skilled nursing facilities under the Benefits Improvement and Protection Act (BIPA).

The BBRA included a 4 percent across-the-board increase in payments to skilled nursing facilities for Fiscal Years 2001 and 2002 and a temporary 20 percent increase to 15 Resource Utilization Groups (RUGs) for patients considered medically complex. These changes became effective on October 1, 2000.

The BIPA increased the inflation update to the full market basket in Fiscal Year 2001 and raised the nursing component of the RUGs by 16.6 percent in an effort to improve PPS nursing staff ratios. Additionally, the BIPA spread the BBRA 20 percent increase to the three rehabilitation RUGs across all 14 special rehabilitation RUGs as a 6.7 percent increase. The other RUGs changed in the BBRA maintained the 20 percent increase. These changes went into effect on April 1, 2001.

The improvements brought about by BBRA and BIPA (including the 4 percent across-the-board increase in RUG payments, the 16.6 percent increase in nursing component, the changes in the SNF market basket, and the 20 percent RUGs add-ons) are all scheduled to expire under currently enacted legislation on September 30, 2002. President Bush's proposed budget assumes the expiration of these improvements. The actuary for the Centers for Medicare and Medicaid Services (CMS) estimates that the combined effect of the expiration of these improvements would translate into a reduction of $56.25 per Medicare patient day. If these changes go into effect without modification, they will have a material adverse effect on our operating results. We, along with our entire industry, are actively working to remind Congress and the Administration of the necessity of the continuation of the BBRA and BIPA.

Industry Distress

With the full implementation of BBA 1997, the long-term health care industry experienced not only material reductions in Medicare revenue and precipitous declines in public companies' market capitalization but also a wave of unanticipated bankruptcies. During 1999 and 2000, five of the nation's largest publicly held companies filed for bankruptcy protection. At least four private chains of over 100 facilities each also filed for bankruptcy protection. Currently, it appears that only NHC, Beverly Enterprises and HCR ManorCare, among the largest publicly traded long term care companies, avoided substantial operating losses during 2000 and 2001. Although one might expect that this industry collapse would have produced acquisition opportunities for the surviving companies, this has not been the case. In the bankruptcy process, the public companies are discarding ownership in or leases with poorly performing centers, while clinging tenaciously to their best performers. These poorer performers are the target market for our new offsite Accounting and Financial Service contract. Additionally, our advisory agreement with National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR") have allowed us to enter into management agreements on eight centers during 1999, four additional centers during 2000 and nine during 2001.

Competition

In most of the communities in which we operate health care centers, there are other health care centers with which we compete. We lease or operate 83 long-term health care facilities located in twelve states. Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities. There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including us, dominates any of these state's long-term health care markets, except for some small rural markets which might have only one long-term health care facility. In competing for patients and staff with these centers, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of our health care centers are important in obtaining patients, since members of the patient's family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital. We believe that by providing and emphasizing rehabilitative as well as skilled care services at our centers, we will be able to broaden our patient base and to differentiate our centers from competing health care centers.

As we expanded into the assisted living market, we constantly monitored proposed or existing competing assisted living centers. Our development goal is to link our health care centers with our assisted living centers, thereby obtaining a competitive advantage for both. In all but one market where we operate health care centers, we believe the assisted living centers in the area to be sufficient or over sufficient for current population, and do not plan entry in those markets in 2002.

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees. In order to enhance our competitive position, we have an educational tuition loan program, an American Dietary Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs. We support the Foundation for Geriatric Education. We also maintain an "Administrator in Training" course, 24 months in duration, for the professional training of administrators. Presently, we have seven full-time individuals in this program. Four of our six regional vice presidents and 39 of our 83 health care center administrators have graduated therefrom.

Our employee benefit package offers a tuition reimbursement program. The goal of the program is to insure a well trained qualified work force to meet future demands. While the program is offered to all disciplines, special emphasis has been placed on supporting students in nursing and physical therapy programs. Students are reimbursed at the end of each semester after presenting tuition receipts and grades to management. The program has been successful in providing a means for many bright students to pursue a formal education.

Employees

As of December 31, 2001, our Administrative Services Contractor plus our managed centers had approximately 13,000 full and part time employees, who we call "Partners". This nomenclature continues even though we are now in corporate rather than partnership form, a transition which occurred effective January 1, 1998. Prior to 2001, no employees were represented by a bargaining unit; however, two of the nine managed centers we commenced operating during 2001 came with union representation. We believe our current relations with our employees are good.

ITEM 2
PROPERTIES

LONG-TERM HEALTH CARE CENTERS

				Total	Beds under Development	Joined
State	City	Center	Affiliation	Beds	and Special Care Units	NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	50 bed Alzheimer's unit	1973
					10 bed subacute care unit
	Moulton	NHC HealthCare, Moulton	Leased(1)	136		1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned(2)	135		1989
	Rossville	NHC HealthCare, Rossville	Leased(1)	112		1971

Indiana	Brownsburg	Brownsburg Health Care Center	Managed	178	20 bed Alzheimer's unit	1990
	Castleton	Castleton Health Care Center	Managed	120	16 bed Alzheimer's unit	1990
	Plainfield	Plainfield Health Care Center	Managed	199	57 bed Alzheimer's unit	1990

Kansas	Chanute	Chanute HealthCare Center	Managed	84		2001
	Council Grove	Council Grove HealthCare Center	Managed	88		2001
	Haysville	Haysville HealthCare Center	Managed	120		2001
	Larned	Larned HealthCare Center	Managed	69		2001
	Sedgwick	Sedgwick HealthCare Center	Managed	80		2001

Kentucky	Dawson Springs	NHC HealthCare, Dawson Springs	Leased(1)	80		1973
	Glasgow	NHC HealthCare, Glasgow	Leased(1)	206		1971
	Madisonville	NHC HealthCare, Madisonville	Leased(1)	94		1973

Massachusetts	Greenfield	Buckley Nursing Home	Managed	120		1999
	Holyoke	Buckley Center for Nursing & Rehab.	Managed	102		1999
	Quincy	John Adams Continuing Care Center	Managed	71		1999
	Taunton	Longmeadow of Taunton	Managed	100		1999

Missouri	Columbia	Columbia HealthCare Center	Managed	97		2001
	Desloge	NHC HealthCare, Desloge	Leased(1)	120		1982
	Joplin	Joplin HealthCare Center	Managed	92		2001
	Joplin	NHC HealthCare, Joplin	Leased(1)	126		1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170		1982
	Macon	Macon Health Care Center	Managed	120	24 bed Alzheimer's unit	1982
	Osage Beach	Osage Beach Health Care Center	Managed	120	24 bed Alzheimer's unit	1982
	St. Charles	Charlevoix HealthCare Center	Managed	142		2001
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120		1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	30 bed Alzheimer's unit	1987
	Springfield	Springfield Rehabilitation and Health Care Center	Managed	120		1982
	Town & Country	Town & Country HealthCare Center	Managed	282		2001
	West Plains	West Plains Health Care Center	Leased(1)	120		1982

New Hampshire	Epsom	Epsom Manor	Managed	108		1999
	Manchester	Maple Leaf Health Care Center	Managed	114		1999
	Manchester	Villa Crest Health Care Center	Managed	123		1999

South Carolina	Aiken	Mattie C. Hall Health Care Center	Managed	176		1982
	Anderson	NHC HealthCare, Anderson	Leased(1)	290	44 bed subacute care unit	1973
	Clinton	NHC HealthCare, Clinton	Leased(1)	131		1993
	Columbia	NHC HealthCare, Parklane	Leased(1)	120	30 bed Alzheimer's unit 19 bed subacute care unit	1997
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152		1973
	Greenville	NHC HealthCare, Greenville	Leased(1)	176		1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176		1973
	Lexington	NHC HealthCare, Lexington	Leased(1)	120	12 bed subacute care unit	1994
	Mauldin	NHC HealthCare, Mauldin	Leased(1)	120	30 bed Alzheimer's unit	1997
	Murrells Inlet	NHC HealthCare, Garden City	Leased(1)	88		1992
	North Augusta	NHC HealthCare, North Augusta	Leased(1)	132		1991
	Sumter	NHC HealthCare, Sumter	Managed	138		1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98		1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	20 bed subacute care unit	1971
	Chattanooga	NHC HealthCare, Hamilton County	Managed	520		1999
	Columbia	NHC HealthCare, Columbia	Leased(1)	106	12 bed subacute care unit	1973
	Columbia	NHC HealthCare, Hillview	Leased(1)	92		1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94		1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191		1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120		1976
	Farragut	NHC HealthCare, Farragut	Leased(1)	60		1998
	Franklin	Franklin Manor	Leased(1)	47		1997
	Franklin	NHC HealthCare, Franklin	Leased(1)	80		1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	117	Five beds under development	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	16 bed subacute care unit	1971
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	172	12 bed subacute care unit	1977
	Knoxville	NHC HealthCare, Knoxville	Leased(1)	139		1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96		1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	62		1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	102		1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60		1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150		1971
	Milan	NHC HealthCare, Milan	Leased(1)	123		1971
	Murfreesboro	AdamsPlace	Leased(1)	60		1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	69 bed subacute care unit	1974
	Nashville	The Health Center of Richland Place	Managed	107		1992
	Nashville	NHC HealthCare, Nashville	Leased(1)	124		1975
	Nashville	West Meade Place	Managed	120		1993
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128		1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102		1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114		1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72		1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	150		1975
	Springfield	NHC HealthCare, Springfield	Leased(1)	107		1973

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120		1973

Washington	Bellingham	Sehome	Managed	115		2000
	Seattle	Park Ridge	Managed	115		2000
	Seattle	Park West	Managed	139		2000

ASSISTED LIVING UNITS

State	City	Center			Assisted Living Units

Alabama	Anniston	NHC Place/Anniston (free-standing)	Leased(1)		68 bed assisted living unit

Arizona	Gilbert	The Place at Gilbert	Managed		100 bed assisted living unit
	Glendale	The Place at Glendale	Managed		38 bed assisted living unit
	Tucson	The Place at Tucson	Managed		92 bed assisted living unit
	Tucson	The Place at Tanque Verde	Managed		42 bed assisted living unit

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)		25 bed assisted living unit
	St. Peters	NHC Place (free-standing)	Leased		100 bed assisted living unit

New Hampshire	Epsom	Heartland Place	Managed		60 bed assisted living unit
	Manchester	Villa Crest Assisted Living	Managed		42 bed assisted living unit

South Carolina	Conway	The Place at Conway	Managed		52 bed assisted living unit

Tennessee	Chattanooga	Standifer Place (free-standing)	Managed		36 bed assisted living unit
	Dickson	NHC HealthCare, Dickson	Leased(1)		20 bed assisted living unit
	Farragut	NHC Place, Farragut (free-standing)	Leased(1)		84 bed assisted living unit
	Gallatin	The Place at Gallatin	Managed		49 bed assisted living unit
	Johnson City	NHC HealthCare, Johnson City	Leased(1)		15 bed assisted living unit
	Kingsport	The Place at Kingsport	Managed		49 bed assisted living unit
	Murfreesboro	AdamsPlace (free-standing)	Leased(1)		84 bed assisted living unit
	Nashville	Richland Place	Managed		32 bed assisted living unit
	Smithville	NHC HealthCare, Smithville	Leased(1)		7 bed assisted living unit
	Somerville	NHC HealthCare, Somerville	Leased(1)		12 bed assisted living unit
	Tullahoma	The Place at Tullahoma	Managed		49 bed assisted living unit

RETIREMENT APARTMENTS

State	City	Retirement Apartments	Affiliation	Units		Established

Kansas	Larned	Larned HealthCare Center	Managed	14		2001

Missouri	St. Charles	Lake St. Charles Retirement Apartments	Leased(1)	155		1984

Tennessee	Chattanooga	Standifer Place	Managed	28
	Chattanooga	Parkwood Retirement Apartments	Leased(1)	32		1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63		1987
	Murfreesboro	AdamsPlace	Leased(1)	58		1997
	Nashville	Richland Place Retirement Apartments	Managed	137		1993

HOMECARE PROGRAMS

State	City	Homecare Programs	Affiliation			Established

Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned			1994
	Chipley	NHC HomeCare of Chipley	Owned			1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned			1994
	Marianna	NHC HomeCare of Marianna	Owned			1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned
	Ocala	NHC HomeCare of Ocala	Owned			1996
	Panama City	NHC HomeCare of Panama City	Owned			1994
	Perry	NHC HomeCare of Perry	Owned			1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned			1994
	Quincy	NHC HomeCare of Quincy	Owned			1994
	Stuart	NHC HomeCare of Stuart	Owned			1996
	Tallahassee	NHC HomeCare of Tallahassee	Owned			1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned			1997

South Carolina	Aiken	NHC HomeCare of Aiken	Owned			1996
	Greenwood	NHC HomeCare of Greenwood	Owned			1996
	Laurens	NHC HomeCare of Laurens	Owned			1996

Tennessee	Athens	NHC HomeCare of Athens	Owned			1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned			1985
	Columbia	NHC HomeCare of Columbia	Owned			1977
	Cookeville	NHC HomeCare of Cookeville	Owned			1976
	Dickson	NHC HomeCare of Dickson	Owned			1977
	Johnson City	NHC HomeCare of Johnson City	Owned			1978
	Knoxville	NHC HomeCare of Knoxville	Owned			1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned			1977
	Lebanon	NHC HomeCare of Lebanon	Owned			1997
	Lewisburg	NHC HomeCare of Lewisburg	Owned			1977
	McMinnville	NHC HomeCare of McMinnville	Owned			1976
	Milan	NHC HomeCare of Milan	Owned			1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned			1976
	Pulaski	NHC HomeCare of Pulaski	Owned			1985
	Somerville	NHC HomeCare of Somerville	Owned			1983
	Sparta	NHC HomeCare of Sparta	Owned			1984
	Springfield	NHC HomeCare of Springfield	Owned			1984

(1) Leased from NHR or NHI

(2) NHC HealthCare/Fort Oglethorpe and NHC HealthCare/Fort Sanders are owned by separate limited partnerships. The Company owns approximately 80% of the partnership interest in Fort Oglethorpe and 25% of the partnership interest in Fort Sanders.

ITEM 3

LEGAL PROCEEDINGS

Braeuning vs. NHC

We were a defendant in a lawsuit styled Braeuning, et al. vs. National HealthCare L.P., et al. filed on April 9, 1996. The Federal government participated in the lawsuit as an intervening plaintiff. The suit alleged that we submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleged that we improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. In our defense of the matter, we asserted that the cost report information of the centers was either appropriately filed or, upon self-audit amendment, reflects adjustments for, among other items, i) correction of unintentional misallocations; ii) instances in which the self-audit process has had to use different source documents due to loss or misplacement of the original source documents; and iii) recalculation of certain nursing time based upon indirect allocation percentages rather than time studies, as were originally used. The cost report periods covered by the suit included 1991 through 1996. A number of amended cost reports were filed and NHC finalized the self-audit process for the years 1995 and 1996. We, the Department of Justice and the Health Care Financing Administration settled the suit by written agreement approved by the Court on December 15, 2000. Pursuant to that Agreement, and based upon the self-audit adjustments as further negotiated by the parties, we agreed to a repayment totaling $17,623,000 payable over five years at 6% interest, with no interest for the initial six months. No fines or penalties of any nature are included within this amount. The government also agreed to credit all 1997 and 1998 Routine Cost Limit exception cost report settlements owed by it to us and/or our managed centers against the settlement amount upon finalization of those cost reports. As a result of the approval and payment on the 1997 and 1998 cost reports and certain cash payments by centers we managed, the repayment obligation was extinguished by the last quarter of 2001. In accordance with our revenue recognition policies, we will record the revenues associated with the approved Routine Cost Limit exception cost report settlements when such approvals, including the final cost report audits, are assured.

General Liability Lawsuits

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of December 31, 2001, we and/or our managed centers are currently defendants in 125 such claims covering 1996 through 2001.

During the current fiscal year insurance coverage for incidents occurring in all providers owned, leased or managed by us was maintained. The coverages include both primary policies and umbrella policies. For years 1999 and forward, the policies contain a per incident deductible. Since policy year 2000, there is no aggregate limit on our potential deductible obligations.

We use actuaries to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations. It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

Guarantees and Related Third Party Exposure

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $40,196,000 at December 31, 2001 and include $24,179,000 of debt of managed and other long-term health care centers and $16,017,000 of debt of National and the ESOP.

The $24,179,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of five long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $16,017,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $25,832,000. As discussed in Note 10, $9,815,000 of this obligation has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $16,017,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions at this time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at March 31, 2005.

Debt Cross Defaults--

As discussed in Note 10, through a guarantee agreement, our $9,815,000 senior secured notes have cross-default provisions with other debt of National and the ESOP. Although we currently believe that National and the ESOP are in compliance with the terms of their debt agreements, under the terms of one of their debt obligations to financial institutions (total balance of $13,438,000 at December 31, 2001), the lending institutions have the right to put the entire outstanding balance of the debt to National at any time after September 30, 2002. National plans to be able to refinance this debt prior to the put date or pay off the debt completely. However, if the lending institutions do exercise that put option and National is unable to purchase or refinance the entire outstanding balance of the debt, National's debt along with a substantial portion of NHC's debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.

General

There is certain additional litigation incidental to our business, none of which, in management's opinion, would be material to our financial position or results of operations.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Shareholders was held on April 26, 2001.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Lawrence C. Tucker and J. K. Twilla to serve as directors for a term of three years or until their successors have been fully elected and qualified.

		Withholding
	Voting For	Authority	Percent For
Lawrence C. Tucker	10,067,860	87,423	99.1%
J. K. Twilla	10,066,040	89,243	99.1%

PROPOSAL NO. 2: Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 2001.

	Voting
Voting For	Against	Abstaining	Percent For
10,140,542	3,391	11,350	99.9%

PART II

-------

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY MATTERS

The shares of common stock of National HealthCare Corporation are traded on the American Stock Exchange under the symbol NHC. The closing price for the NHC shares on Friday, January 15, 2002 was $15.03. On December 31, 2001, NHC had approximately 4,887 shareholders, comprised of 2,687 shareholders of record and an additional 2,200 shareholders indicated by security position listings. The following table sets out the quarterly high and low sales prices of NHC's shares. As a corporation, NHC paid no dividends during 2000 or 2001.

	Stock Prices
	High	Low
2000
1st Quarter	$ 5.875	$4.125
2nd Quarter	5.500	4.188
3rd Quarter	6.000	3.250
4th Quarter	10.500	2.250

2001
1st Quarter	10.820	6.875
2nd Quarter	17.700	10.120
3rd Quarter	20.950	12.250
4th Quarter	17.700	14.500

ITEM 6

SELECTED FINANCIAL DATA

The following table represents selected financial information for the five years ended December 31, 2001. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes. NHC was a partnership through 1997, and consequently had no significant income taxes imposed upon it.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except unit/share and per unit/share data)
Operating Data:
Net Revenues	$420,539	$462,415	$440,145	$441,214	$463,477
Expenses	398,376	445,255	426,110	451,298	426,260
Income (Loss) before income taxes	22,163	17,160	14,035	(10,084)	37,217
Income tax provision (benefit)	8,963	6,942	5,652	(3,685)	209
Net income (loss)	13,200	10,218	8,383	(6,399)	37,008

Earnings (Loss) per unit/share:
Basic	1.17	.89	.73	(.58)	4.17
Diluted	1.13	.89	.73	(.58)	3.58

Balance Sheet Data:
Total assets	$293,675	$273,047	$240,319	$249,688	$239,061
Long-term debt	40,029	55,379	45,736	56,311	60,227
Debt serviced by other parties	2,146	2,384	14,911	15,891	16,676
Shareowners' equity	96,078	69,534	53,636	50,315	37,736

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview--

National HealthCare Corporation ("NHC" or the "Company") is a leading provider of long-term health care services. We operate or manage 83 long-term health care centers with 10,808 beds in 12 states. We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers. In addition, we provide management and accounting services to owners of long-term health care centers and advisory services to National Health Investors, Inc. ("NHI") and National Health Realty, Inc., ("NHR").

Results of Operations--

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2001, 2000 and 1999.

Percentage of Net Revenues

Year Ended December 31,	2001	2000	1999

Revenues:
Net patient revenues	90.0%	89.8%	92.3%
Other revenues	10.0	10.1	7.7
Net revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	54.1	55.9	55.0
Other operating	26.6	25.6	27.1
Rent	9.8	9.9	10.6
Depreciation and amortization	3.0	3.4	2.9
Interest	1.2	1.5	1.2
Total costs and expenses	94.7	96.3	96.8
Income before income taxes	5.3%	3.7%	3.2%

The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)
	2001 vs. 2000		2000 vs. 1999
(dollars in thousands)	Amount	Percent	Amount	Percent

Revenues:
Net patient revenues	$(37,508)	(9.0)%	$ 9,619	2.4%
Other revenues	(4,368)	(9.4)	12,651	37.3
Net revenues	(41,876)	(9.1)	22,270	5.1
Costs and Expenses:
Salaries, wages and benefits	(30,944)	(12.0)	16,187	6.7
Other operating	(6,607)	(5.6)	(764)	(0.6)
Rent	(4,634)	(10.1)	(864)	(1.8)
Depreciation and amortization	(2,970)	(18.9)	3,059	24.2
Interest	(1,724)	(25.1)	1,527	28.5
Total costs and expenses	(46,879)	(10.5)	19,145	4.5
Income Before Income Taxes	$ 5,003	29.2%	$ 3,125	22.3%

Our long-term health care services, including therapy and pharmacy services, provided 93% of net patient revenues in 2001, 95% in 2000 and 94% in 1999. Homecare programs, which are included in the long-term health care services, provided 7% of net revenues in 2001, 5% in 2000 and 4% in 1999.

The overall census in owned, leased and debt guaranteed managed health care centers for 2001 was 93.4% compared to 93.9% in 2000 and 93.3% in 1999. We opened no new owned or leased long-term care beds in 2001.

Approximately 74% (2001), 69% (2000), and 67% (1999) of our net patient revenues are derived from Medicare, Medicaid, and other government programs. As discussed below in the Critical Accounting Policies section, amounts earned under these programs are subject to review by the third party payors. See that Critical Accounting Policies sections for discussion of the effects that this revenue concentration and the uncertainties related to such revenues have on our revenue recognition policies.

Divestiture of Florida Operations -

Because professional liability insurance in the state of Florida was not available, effective October 1, 2000, we ceased all long-term health care operations in Florida. Prior to October 1, 2000, we had owned and operated two long-term health care centers in Florida. In addition, we had leased from NHI and NHR ten long-term health care centers and three assisted living centers in Florida.

Effective October 1, 2000, we leased our two owned long-term health care centers to a group of non-NHC affiliated companies. Furthermore, the individual NHR and NHI leases were terminated effective October 1, 2000, and the centers were leased to new tenants unrelated to us. However, we are still the primary obligor because the properties were originally leased to us pursuant to a master lease. Lease payments received by NHI and NHR from the new leases offset our lease obligations pursuant to the master operating lease. All such payments through December 31, 2001 have been received by NHI and NHR.

We also sold the current assets and current liabilities of our owned and leased Florida facilities to the non-NHC affiliated group of companies in exchange for total notes receivable of approximately $4.5 million. The notes have now been paid in full. We additionally leased to the same group of companies our two owned long-term care centers in Florida and the furniture, fixtures and leasehold improvements of the Florida properties previously leased from NHI and NHR. Finally, we initially entered into agreements to provide certain working capital loans to the non-NHC affiliated group of companies up to a maximum of $4,000 per bed per center. No draws were ever made on the working capital loans and the notes and any obligations thereunder have now been canceled. At December 31, 2001, substantially all required payments have been received from these Florida centers.

Although we do not provide any health care related management services for the two owned centers or the thirteen leased centers, we are providing accounting and financial services for these centers.

We report rent income on our leased property and equipment and income from accounting and financial services only when cash is received for these centers. During the twelve months ended December 31, 2001, we recognized $1.2 million of rent income and $5.5 million of accounting and financial service income from these centers. We reported no similar income from these centers during the period from October 1, 2000 through December 31, 2000, as no cash was received during that period.

Also effective October 1, 2000, we ceased all health care management services to another ten Florida long-term health care centers. We continue to provide accounting and financial services to certain of these centers owned by others and previously managed by us.

2001 Compared to 2000

Results for 2001 reflect a 9.1% decrease in net revenues and a 29.2% increase in income before income tax.

The decrease in revenues is primarily due to the October 1, 2000 divestiture of 12 long-term care centers and three assisted living centers in Florida.

If the operations of the divested assets and certain nonrecurring items are excluded from prior year results, revenues in 2001 increased by 18.3% or $31.6 million. Excluding the effect of the October 1, 2000 divestiture, revenues at existing centers were increased primarily due to improved Medicare, Medicaid and private pay rates. Also, 2001 revenues include recurring management fees and equipment lease payments of $6.8 million from the centers which were divested on October 1, 2000, which comparable amounts were not included in revenues in the prior year.

Revenues from management or accounting and financial services fees, which are included in the Statement of Income in Other Revenues, decreased $5.8 million or 18.3% in 2001 from $31.8 million in 2000 to $26.0 million in 2001. The decrease is primarily due to the receipt of $15.1 million of previously unaccrued management fee revenue from National Health Corporation in 2000. The decrease is partially offset by the recognition of management fees and accounting and financial service fees which have been paid in 2001 but which were not being earned in 2000 (including the $5.5 million of fees from Florida centers discussed above).

Total costs and expenses for 2001 decreased $46.9 million or 10.5% to $398.4 million from $445.3 million. The decrease in cost and expenses is primarily due to the October 1, 2000 divestiture of twelve long-term care centers and three assisted living centers in Florida. If the operations of the divested assets are excluded from prior year results, total costs and expenses increased $24.3 million or 6.5%. Excluding the effect of October 1, 2000 divestitures, salaries, wages and benefits, the largest operating costs of this service company, increased $6.1 million or 2.8% to $227.5 million from $221.4 million. Again, excluding the effect of the October 1, 2000 divestitures, other operating expenses increased $18.1 million or 19.3% to $111.7 million for 2001 compared to $93.6 million in 2000. Excluding the effect of October 1, 2000 divestitures, rent increased $4.9 million or 13.3% to $41.3 million from $36.4 million. Excluding adjustments related to the Florida divestitures, depreciation and amortization remained unchanged in 2001 compared to 2000. Interest costs decreased $1.7 million to $5.2 million.

The increase in salaries, wages and benefits is due in part to increased bonus and benefit programs in 2001. The increases result both from inflationary increases and from changes in benefit programs. As discussed in Note 12 to the financial statements, during 2001 and 2000, we awarded $7.8 million and $9.4 million of bonuses to employees with existing employee notes payable to us. Bonuses accrued for administrators and directors of nursing increased due to success in attaining performance goals.

Increases in other operating costs and expenses are due to inflationary increases and to write-offs of certain developmental costs related to projects that are no longer being considered. Rent increases (excluding the effect of the October 1, 2000 divestitures) are due to additions at existing rental properties and to annual rent increases related to revenue inflators in our rental contracts. Interest expense decreased due to a decrease in interest rates on variable rate debt and due to principal payments on debt.

Tax provisions remain constant at approximately 40.4% of income before income taxes.

The total census at owned, leased and debt guaranteed managed centers for 2001 averaged 93.4% compared to an average of 93.9% for 2000.

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

Liquidity, Capital Resources and Financial Condition--

Net cash provided by operating activities was $34.8 million for the year ended December 31, 2001, as compared to $52.2 million provided by operating activities for the comparable period in 2000. Cash provided by operating activities for the year ended December 31, 2001 decreased from the comparable period in 2000 primarily as a result of the decrease in accounts payable and amounts due to third party payors. Decreases are offset in part due to an increase in net earnings, and increases in other current liabilities and accrued payroll.

Net cash provided by investing activities was $4.2 million for the year ended December 31, 2001, as compared to $50.9 million used in investing activities for the year ended December 31, 2000. Cash used for the purchase of property and equipment was $5.3 million for the year ended December 31, 2001 and $6.7 million in the comparable period in 2000. Cash invested in notes receivable, net of collections of notes receivable, was $2.1 million net cash collections in 2001 compared to net cash invested in notes receivable in 2000 of $37.1 million. Cash provided from the sale of marketable securities was $7.2 million in 2001 compared to cash used to purchase securities of $7.3 million in 2000.

Net cash used in financing activities was $6.8 million for the year ended December 31, 2001 as compared to $4.6 million net cash provided by financing activities in 2000. In the 2001 period, we received proceeds from debt issuance of $3.5 million compared to $17.1 million in the prior year. Payments on debt were $12.4 million in 2001 compared to $8.8 million in 2000.

We presently have ongoing construction at one continuing care community where we are adding 32 units to our existing 58-unit retirement center. We also have a 160 bed and a five bed certificate of need for long-term care beds in Tennessee. The ability to commence construction on these developments is dependent upon our obtaining financing to fund construction.

Our bank credit facility with a balance of $9,500,000 matures in November 2002. We currently expect to either retire or refinance that debt when due. Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity are expected to be adequate to finance our operating requirements and growth and development plans for 2001 and into 2002.

Our charter authorizes the payment of dividends at the discretion of the Board of Directors; however, at present, we do not anticipate paying dividends.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period.

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

Revenue Recognition - Third Party Payors - Approximately 67% (2001), 62% (2000), and 62% (1999) of our net revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the third party payors. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized. For the cost report years 1997 and 1998, we have submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. We have received preliminary approval on $13.9 million of these requests and others are pending approval. Consistent with our policies, we will record revenues associated with the approved requests when the approvals, including the final cost report audits, are assured. Pursuant to our settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al, we entered into a note payable to the Federal government. The 1997 and 1998 routine cost limitation exception amounts which were approved by third party intermediaries during 2001 were reflected by the Federal government as a direct reduction in the note payable. We paid the note payable to the government in full during 2001.

Accrued Risk Reserves - Our accrued insurance risk reserves primarily represent the accrual for self-insured risks associated with employee health insurance, workers' compensation and professional and general liability claims. The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims. Our policy with respect to a significant portion of our workers' compensation and professional and general liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims. Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid. We reassess our accrued risk reserves on a quarterly basis.

Professional liability is an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of December 31, 2001, we and/or our managed centers are defendants in 125 such claims inclusive of years 1996 through 2001. This litigation is expected to take several years to complete and additional claims which are as yet unasserted may arise. It is possible that these claims plus unasserted claims could exceed our insurance coverage and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

During the fiscal year we maintained insurance coverage for incidents occurring in all providers owned, leased or managed by us. The coverages include both primary policies and umbrella policies. For years 1999 and forward, the policies contain a per incident deductible.

Revenue Recognition - Uncertain Collections - We provide management services to certain long-term care facilities and to others we provide accounting and financial services. We generally charge 6% of net revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services. Generally our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided. However, there are certain of the third parties with which we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that the service revenue is not realizable and our policy is to recognize income only in the period when payments are made.

Certain of our accounts receivable from private paying patients and certain of our notes receivable are subject to credit losses. We have attempted to reserve for expected accounts receivable credit losses based on our past experience with similar accounts receivable and believe our reserves to be adequate. We continually monitor and evaluate the carrying amount of our notes receivable in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15." It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of the receivables changes over time. We continually review and refine our estimation process to make it as reactive to these changes as possible, however, we cannot guarantee that we will be able to accurately estimate credit losses on these balances.

Revenue Recognition - Mortgage Interest - We collect interest from long-term care centers that we manage. Generally our policy is to recognize interest revenues on an accrual basis as earned. However, there are certain centers for which we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest is not realizable. For these nonperforming investments, our policy is to recognize interest revenue only in the period when payments are made. This policy could cause revenues to vary significantly from period to period.

Potential Recognition of Deferred Income - During 1988, we sold the assets of eight long-term health care centers to National, our administrative general partner at the time of the sale. The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period. The collection (or alternatively, the offset against certain payables to National) of up to $12,000,000 of notes receivable would result in the immediate recognition of up to $12,000,000 of pretax net income.

Tax Contingencies - NHC continually evaluates for tax related contingencies and provides for adequate reserves.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

Guarantees and Related Third Party Exposure

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $40,196,000 at December 31, 2001 and include $24,179,000 of debt of managed and other long-term health care centers and $16,017,000 of debt of National and the ESOP.

The $24,179,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of five long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $16,017,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $25,832,000. As discussed in Note 10, $9,815,000 of this obligation has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $16,017,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000.

Debt Cross Defaults--

As discussed in Note 10, through a guarantee agreement, our $9,815,000 senior secured notes have cross-default provisions with other debt of National and the ESOP. Although we currently believe that National and the ESOP are in compliance with the terms of their debt agreements, under the terms of one of their debt obligations to financial institutions (total balance of $13,438,000 at December 31, 2001), the lending institutions have the right to put the entire outstanding balance of the debt to National at any time after September 30, 2002. National plans to be able to refinance this debt prior to the put date or pay off the debt completely. However, if the lending institutions do exercise that put option and National is unable to purchase or refinance the entire outstanding balance of the debt, National's debt along with a substantial portion of NHC's debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.

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

From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument be recorded in the balance sheet as either an asset or liability measured at our estimated fair value. SFAS 133 requires that changes in the derivative's estimated fair value be recognized currently in earnings unless specific hedge accounting criteria are met. NHC adopted SFAS 133, as amended, effective January 1, 2001.

Our investments in marketable securities include an investment in NHI debt securities convertible into NHI common stock. SFAS 133 requires that we account for the NHI debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call option as a hedging instrument, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt security into income over the remaining term of the nonconvertible debt security. At December 31, 2000, the fair value of the purchased call option, as determined using an option pricing model, was approximately $299,000. The change in the fair value of the purchased call option resulted in an increase to other revenues and pretax net income of $367,000 between January 1, 2001 and November 30, 2001, at which time the debt security was converted into common stock of the issuing company. The common stock received in connection with the conversion is recorded as available for sale marketable securities at December 31, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their estimated fair value. We will adopt SFAS 141 and 142 effective January 1, 2002. We continue to evaluate the effects that the adoption of SFAS 141 and 142 will have on our consolidated financial position and results of operations. Included in our 2001 expenses is $277,000 of amortization expense related to the excess of costs over net assets of companies purchased. Under SFAS 142, effective January 1, 2002 such amortization expense will not be recognized in future periods.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature we currently use to evaluate the recoverability of our real estate properties. We will adopt the provisions of SFAS 144 effective January 1, 2002. We do not expect that adoption of this pronouncement will have a material effect on our financial position, results of operations or cash flows.

Impact of Inflation--

Inflation has remained relatively low during the past three years. In addition, historical reimbursement rates under the Medicare and Medicaid programs generally have reflected the underlying increases in health care costs and expenses resulting from inflation. For these reasons, the impact of inflation on profitability has historically not been significant. However, our health care centers began the three-year phase-in of the new Prospective Payment System under the Medicare program effective during 1999. Although rates paid during the phase-in are based on a blend of historical costs for each center and average historical costs for all U.S. skilled nursing facilities, as adjusted for inflation, the rates to be paid are generally less than the rates paid under the former retrospective payment system. Therefore, there can be no assurance that future rate increases will be sufficient to offset future inflation increases in our labor and other health care service costs.

Health Care Legislation--

During 1997, the federal government enacted the Balanced Budget Act of 1997 ("BBA"), which requires that skilled nursing facilities transition to a Prospective Payment System ("PPS") under the Medicare program commencing with the first cost reporting period beginning on or after July 1, 1998. PPS has significantly changed the manner in which our centers are paid for inpatient services provided to Medicare beneficiaries. Under PPS, Medicare pays our centers a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs.

The BBA produced a crisis in long term care funding throughout the country. Congress addressed this financial distress in the Fall of 1999 through enactment of the Balanced Budget Refinement Act (BBRA). In 2000, Congress adjusted further the payment rates to skilled nursing facilities under the Benefits Improvement and Protection Act (BIPA).

The BBRA included a 4 percent across-the-board increase in payments to skilled nursing facilities for fiscal years 2001 and 2002 and a temporary 20 percent increase to 15 Resource Utilization Groups (RUGs) for patients considered medically complex. These changes went into effect on October 1, 2000.

The BIPA increased the inflation update to the full market basket in fiscal year 2001 and raised the nursing component of the RUGs by 16.6 percent in an effort to improve PPS nursing staff ratios. Additionally, the BIPA spread the BBRA 20 percent increase to the three rehabilitation RUGs across all 14 special rehabilitation RUGs as a 6.7 percent increase. The other RUGs changed in the BBRA maintained the 20 percent increase. These changes went into effect on April 1, 2001.

The improvements brought about by BBRA and BIPA (including the 4 percent across-the-board increase in RUG payments, the 16.6 percent increase in nursing component, the changes in the SNF market basket, and the 20 percent RUGs add-ons) are all scheduled to expire under currently enacted legislation on September 30, 2002. President Bush's proposed 2003 budget assumes the expiration of these improvements. The actuary for the Centers for Medicare and Medicaid Services (CMS) estimates that the combined effect of the expiration of these improvements would translate into a reduction of $56.25 per Medicare patient day. If these changes go into effect without modification, they will have a material adverse effect on our operating results. We, along with our entire industry, are actively working to remind Congress and the Administration of the necessity of the continuation of the BBRA and BIPA.

Nursing homes and home health agencies have recently been the target of health care reform, from both fraud and reimbursement perspectives. Operation Restore Trust, a demonstration project which has been conducted by the Department of Health and Human Services in five states, is expanding to a dozen more states. "ORT Plus" will continue its focus on fraud in the areas of home health, nursing home and DME suppliers, as well as adding new anti-fraud and abuse targets. We will operate nursing homes and home health agencies in five ORT Plus states and could be subject to increased scrutiny. Although our management believes that our home care and nursing home operations are in compliance with applicable laws and regulations, there can be no assurance that the Company and our home care and nursing home operations will not be the subject of an investigation nor that they will be found to be in compliance if investigated. See "Item 3-Legal Proceedings".

Litigation-

Braeuning vs. NHC

We were a defendant in a lawsuit styled Braeuning, et al. vs. National HealthCare L.P., et al. filed on April 9, 1996. The Federal government participated in the lawsuit as an intervening plaintiff. The suit alleged that we submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleged that we improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. In our defense of the matter, we asserted that the cost report information of the centers was either appropriately filed or, upon self-audit amendment, reflects adjustments for, among other items, i) correction of unintentional misallocations; ii) instances in which the self-audit process has had to use different source documents due to loss or misplacement of the original source documents; and iii) recalculation of certain nursing time based upon indirect allocation percentages rather than time studies, as were originally used. The cost report periods covered by the suit included 1991 through 1996. A number of amended cost reports were filed and NHC finalized the self-audit process for the years 1995 and 1996. We, the Department of Justice and the Health Care Financing Administration settled the suit by written agreement approved by the Court on December 15, 2000. Pursuant to that Agreement, and based upon the self-audit adjustments as further negotiated by the parties, we agreed to a repayment totaling $17,623,000 payable over five years at 6% interest, with no interest for the initial six months. No fines or penalties of any nature are included within this amount. The government also agreed to credit all 1997 and 1998 routine cost limit exception cost report settlements owed by it to us and/or our managed centers against the settlement amount upon finalization of those cost reports. As a result of the approval and payment on the 1997 and 1998 cost reports and certain cash payments, the repayment obligation was extinguished by the last quarter of 2001. In accordance with our revenue recognition policies, we will record the revenues associated with the approved Routine Cost Limit exception cost report settlements when such approvals, including the final cost report audits, are assured.

General Liability Lawsuits

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of December 31, 2001, we and/or our managed centers are currently defendants in 125 such claims covering the years 1996 through 2001.

During the fiscal year, we maintained insurance coverage for incidents occurring in all providers owned, leased or managed by us. The coverages include both primary policies and umbrella policies. For years 1999 and forward, the policies contain a per incident deductible. Since policy year 2000, there is no aggregate limit on our potential deductible obligations.

We use actuaries to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations. It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have minimal impact on our future earnings and cash flows related to these instruments.

Approximately $35.1 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

Approximately $16.5 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $107,000.

As of December 31, 2001, $25.6 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. The remaining $30.1 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $141,000.

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

EQUITY PRICE RISK

We consider the majority of our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of our investments in marketable securities.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Revenues	$ 99,252	$103,148	$108,515	$109,052
Net Income	2,389	3,249	3,643	3,919
Basic Earnings Per Share	.21	.29	.32	.35
Diluted Earnings Per Share	.21	.28	.31	.33

2000

Net Revenues	$115,401	$116,208	$130,149	$100,657
Net Income	2,379	2,481	2,513	2,845
Basic Earnings Per Share	.210	.210	.220	.250
Diluted Earnings Per Share	.210	.210	.220	.250

The financial statements are included as Exhibit 13 and are incorporated in this Item 8 by reference.

ITEM 9

DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosure.

PART III

--------

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers: We are managed by our Board of Directors. The Board of Directors is divided into three classes. The Directors hold office until the annual meeting for the year in which their term expires and until their successor is elected and qualified. As each of their terms expire, the successor shall be elected to a three-year term. A director may be removed from office for cause only. Officers serve at the pleasure of the Board of Directors for a term of one year. The following table sets forth our directors and the executive officers and vice presidents:

Dr. J. K. Twilla has served as a director of NHC for 30 years and retired from our Board of Directors in January 2002. Dr. Twilla is a physician and was in private practice in Tennessee for more than 30 years. He also served on the Board of Directors of National Health Realty, Inc. until January 2002.

Dr. Olin O. Williams has served as Director of NHC for 30 years. He is a physician and was in private practice in Tennessee for more than 31 years. Dr. Williams also serves on the Board of Directors of the Bank of Murfreesboro and National Health Realty, Inc.

Mr. W. Andrew Adams has been President since 1974 and Chairman of the Board since 1994. He has extensive long-term health care experience and served as President of the National Council of Health Centers, the trade association for multi-facility long-term health care companies. Adams serves as Chairman of the Board of National Health Investors, Inc., National Health Realty, Inc. and Assisted Living Concepts, Inc. In addition, he serves on the Board of Directors of Lipscomb University, SunTrust Bank, Nashville, and Boy Scouts of America. He has an M.B.A. degree from Middle Tennessee State University.

Mr. Robert Adams has served NHC 26 years - 14 years as Senior Vice President including nine years on the Board of Directors. He also served NHC as a health care center administrator and a Regional Vice President. He is NHC's Chief Operating Officer, serves on the Board of Directors of National Health Realty, Inc., and is Vice President of National Health Investors, Inc. He has a B.S. degree from Middle Tennessee State University.

Mr. Ernest G. Burgess, III served as Senior Vice President of Operations for 20 years before retiring in 1994. His Board of Director's position spans nine years. He has an M.S. degree from the University of Tennessee and also serves on the Board of Directors of National Health Realty, Inc.

Mr. Lawrence C. Tucker has been with Brown Brothers Harriman & Co. ("BBH & Co."), private bankers, for 35 years and became a General Partner of the firm in January 1979. He serves on the firm's steering committee as well as being responsible for the corporate finance activities, which include management of The 1818 Fund, private equity investing partnerships with committed capital exceeding $1.5 billion. He is a director of Riverwood International Corporation, VAALCO Energy Inc., US Unwired, Inc., Z-Tel Technologies, Inc., Xspedius, Inc., WorldCom Ventures, Inc., and Digex Corporation, and is an Advisory Director of WorldCom, Inc. Mr. Tucker has a B.S. degree from Georgia Institute of Technology and an MBA from the Wharton School of the University of Pennsylvania.

Mr. Richard F. LaRoche, Jr. has served 26 years with NHC as Secretary and General Counsel and 14 years as Senior Vice President. He has a law degree from Vanderbilt University and an A.B. degree from Dartmouth College. Mr. LaRoche also serves as a director, Vice President and Secretary of National Health Investors, Inc. and as Vice President and Secretary of National Health Realty, Inc. His responsibilities include legal affairs, acquisitions and finance.

Mr. Donald K. Daniel (Vice President and Controller) joined the Company in 1977 as Controller. He received a B.A. degree from Harding University and an M.B.A. from the University of Texas. He is a certified public accountant.

Mr. Kenneth DenBesten (Vice President/Finance) has served as Vice President of Finance since 1992. From 1987 to 1992, he was employed by Physicians Health Care, most recently as Chief Operating Officer. From 1984-1986, he was employed by Health America Corporation as Treasurer, Vice President of Finance and Chief Financial Officer. Mr. DenBesten received a B.S. in business administration and an M.S. in Finance from the University of Arizona.

Ms. Charlotte A. Swafford (Treasurer) has been Treasurer of the Company since 1985. She joined the Company in 1973 and has served as Staff Accountant, Accounting Supervisor and Assistant Treasurer. She has a B.S. degree from Tennessee Technological University.

Ms. Julia Powell (Vice President/Patient Services) has been with the Company since 1974. She has served as a nurse consultant and director of patient assessment computerized services for NHC. Ms. Powell has a bachelor of science in nursing from the University of Alabama, Birmingham, and a master's of art in sociology with an emphasis in gerontology from Middle Tennessee State University. She co-authored Patient Assessment Computerized in 1980 with Dr. Carl Adams, the Company's founder.

Ms. Joanne Batey (Vice President/Homecare) has been with the Company since 1976. She served as homecare coordinator for five years before being named Vice President in 1989. Prior to that she was director of communication disorders services. Ms. Batey received her bachelor's and master's degrees in speech pathology from Purdue University.

Mr. D. Gerald Coggin (Vice President/Governmental and Rehabilitative Services) has been employed by NHC since 1973. He has served as both Administrator and Regional Vice President before being appointed to the present position. He received a B.A. degree from David Lipscomb University and a M.P.H. degree from the University of Tennessee. He is responsible for the Company's rehabilitation, managed care and legislative activities.

Mr. David Lassiter (Vice President/Corporate Affairs) joined the Company in 1995. From 1988 to 1995, he was Executive Vice President, Human Resources and Administration for Vendell Healthcare. From 1980-1988, he was in human resources positions with Hospital Corporation of America and HealthTrust Corporation. Mr. Lassiter has a B.S. and an M.B.A. from the University of Tennessee.

The above officers serve in identical capacities for NHC and its administrative services contractor, National Health Corporation.

Outside directors receive $2,500 per meeting attended. In addition, outside directors receive a stock option to purchase 10,000 shares of NHC common stock at a purchase price equal to the closing price of the Corporation Shares at the closing price on the date of the Corporation's annual meeting. There were four Board meetings during 2001.

ITEM II

EXECUTIVE COMPENSATION

Information about our Executive Officers and Board of Directors compensation, including stock option information, is set out in detail in our definitive 2002 Proxy Statement which is accompanying this Annual Report on Form 10-K, and is incorporated by reference herein as though copied verbatim.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number of our shares beneficially owned as of December 31, 2001 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who is known to us to own beneficially 5% or more of the outstanding shares (11,476,956 as of December 31, 2001), (b) by each director, and (c) by all executive officers and directors as a group. Members of our management listed below are all members of management and/or the Board of Directors, but they disclaim that they are acting as a "group" and the table below is not reflective of them acting as a group:

	Number of
	Shares(1)
Names and Addresses	Beneficially	Percentage of
of Beneficial Owner	Owned	Total Shares

W. Andrew Adams, President &
Chief Executive Officer
801 Mooreland Lane
Murfreesboro, TN 37128	1,082,064	9.40%

Dr. J. K. Twilla, Director
525 Golf Club Lane
Smithville, TN 37166	103,392(3)	*

Dr. Olin O. Williams, Director
2007 Riverview Drive
Murfreesboro, TN 37129	140,842(3)	1.20%

Robert G. Adams, Director, Sr. V.P.
and Chief Operating Officer
2217 Battleground
Murfreesboro, TN 37129	451,532	3.90%

Ernest G. Burgess, Director
2239 Shannon Drive
Murfreesboro, TN 37129	192,767(3)	1.70%

Richard F. LaRoche, Jr., Sr. V.P.
2103 Shannon Drive
Murfreesboro, TN 37130	407,130	3.50%

National Health Corporation
P.O. Box 1398
Murfreesboro, TN 37133	1,238,924	10.80%

Lawrence C. Tucker, Director
1818 Fund, II
59 Wall Street
New York NY 10005	730,155(2)(3)	6.40%

FMR Corp.
82 Devonshire Street
Boston, MA 02109	1,050,600	9.20%

Fidelity Low-Priced Stock Fund
82 Devonshire Street
Boston, MA 02109	920,000	8.00%

Dorian Eason Asset Management, LLC
1000 Ridgeway Loop Road
Memphis, TN 38120	1,245,127	10.8%

1818 Fund II
59 Wall Street
New York, NY 10005	730,155	6.4%

All Executive Officers,
Directors
as a Group	3,107,782	27.10%

* Less than 1%

(1) Assumes exercise of stock options outstanding. See "Option Plans".

(2) Mr. Tucker, as a general partner of the 1818 Fund II, is attributed the ownership of the 1818 Fund II shares, but does not claim beneficial ownership thereof. Otherwise, all shares are owned beneficially with sole voting and investment power.

(3) Included in the amounts above are 40,000 shares to Mr. Burgess, 40,000 shares to Mr. Tucker, 40,000 shares to Dr. Twilla, and 40,000 shares to Dr. Williams, of which all may be acquired upon exercise of stock options granted under the Company's 1994 Stock Option Plan and 1997 Stock Option Plan.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

National Health Corporation ("National")

In January, 1988, we sold the assets of eight health care centers (1,121 licensed beds) to National for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5% per annum. We manage the centers under a 20-year management contract for management fees comparable to those in the industry. We have no receivables from National for management fees at December 31, 2001, but are owed $1,961,000 from National for physical plant improvement loans. These notes are unsecured, mature in 2008 and require monthly principal and interest payments, with interest at the prime rate.

In January, 1988, we obtained long-term financing of $8.5 million from National for the construction of our headquarters building. The note requires quarterly principal and interest payments with interest at 9%. At December 31, 2001, the outstanding balance was approximately $3.1 million. The building is owned by a separate partnership of which we are the general partner and the other building tenants are limited partners. We own 69.7% of the partnership. We have guaranteed the debt service of the building partnership. In addition, our bank credit facility and the senior secured notes were financed through National and National's ESOP. Our interest costs, financing expenses and principal payments are equal to those incurred by National. In October 1991, we borrowed $10.0 million from National. This term note requires quarterly interest payments at 8.5% with the entire principal due at maturity in 2008.

Contemporaneous with the December 31, 1997 merger of National HealthCare L.P. into NHC, we entered into an Employee Services Agreement (the "Services Agreement") with National whereby we lease all of our employees from National. Pursuant to the Service Agreement, we reimburse National for the gross payroll of employees provided to us plus a monthly fee equal to two percent of such month's gross payroll, but in no event shall such fee be less than the actual cost of administering the payroll and personnel department. The Services Agreement may be terminated by either party at anytime with or without notice.

National is responsible for the employment of all persons necessary to conduct the business of NHC and set all wages and salaries; the provision of all fringe benefits; the utilization of any qualified leveraged employee stock ownership plan; the payment of pensions, and establishment or continue and carry out pension, profit sharing, bonus, purchase, option, savings, thrift and other incentive and employee benefit plans; the purchase and payment of insurance; the indemnification and purchase of insurance on behalf of any fiduciary of any employee benefit plans and health insurance on behalf of any fiduciary of such plans.

In the Services Agreement, we agree to indemnify, defend and hold harmless National from any damages caused by a misrepresentation by us, litigation arising from our acts or failure to act or our agents in accordance with law or the Services Agreement, any employment matters relating to the employees as a result of our gross negligence or intentional misconduct or our failure to obtain and/or follow specific advice and direction from National in matters of employee separation and/or discipline. In addition, National agrees to indemnify and defend and hold us harmless from any damages caused by reason of or resulting from or relating to employee separation and/or discipline of National employees.

With regard to certain debt financed through the ESOP (total outstanding balance of $25,832,000 at December 31, 2001, of which $9,815,000 is our primary obligation), the lending institutions have extended the right to put the entire outstanding balance of the debt to NHI and NHC until March 31, 2005. Upon exercise of the put option by the lending institutions, we would be obligated to purchase the then outstanding balance (estimated to be $15.1 million).

National also has certain additional debt obligations financed through the ESOP (total balance of $13,437,000 at December 31, 2001). None of this debt is our primary obligation. However, this debt is cross-defaulted with other debt of National which we have guaranteed. Under the terms of the non-guaranteed debt and related agreements, the lending institutions have the right to put the entire outstanding balance of the debt to National at any time after September 2002. National plans to be able to refinance this debt prior to the put date or pay off the debt completely. If the lending institution does exercise its put option and National is unable to refinance or purchase the entire outstanding balance of the debt, all of National's debt, including that debt which is guaranteed by us would be in default.

PART IV

-------

ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULE,

AND REPORTS ON FORM 8-K

a) (i) Financial Statements:

The Financial Statements are included as Exhibit 13 and are filed as part of this report.

(ii) Exhibits:

Reference is made to the Exhibit Index, which is found on page 42 of this Form 10-K Annual Report.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To National HealthCare Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of National HealthCare Corporation included in Item 14 of this Form 10-K, and have issued our report thereon dated February 5, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule included in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not otherwise a required part of the basic consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Nashville, Tennessee

February 5, 2002

NATIONAL HEALTHCARE CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance-	Charged to	Charged to
	Beginning	Costs and	other		Balance-End
Description	of Period	Expenses	Accounts	Deductions(1)	of Period

For the year ended
December 31,
1999 - Allowance
for doubtful
accounts	$ 7,960	$5,540	$ ---	$3,222	$10,278

For the year ended
December 31,
2000 - Allowance
for doubtful
accounts	$10,278	$ 977	$ ---	$2,059	$ 9,196

For the year ended
December 31,
2001 -Allowance
for doubtful
accounts	$ 9,196	$1,486	$ ---	$2,979	$ 7,703
__________
(1) Amounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION

BY:/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date: March 6, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2002, by the following persons on behalf of the registrant in the capacities indicated. Each director of the registrant whose signature appears below hereby appoints W. Andrew Adams and Richard F. LaRoche, Jr., and each of them severally, as his Attorney in Fact to sign in his name on his behalf as a director of the registrant and to file with the Commission any and all amendments of this report on Form 10-K.

/s/ W. Andrew Adams	/s/ Olin O. Williams
W. Andrew Adams, President	Olin O. Williams, M.D., Director
Executive and Financial
Officer

/s/ Robert G. Adams	/s/ Donald K. Daniel
Robert G. Adams, Senior Vice	Donald K. Daniel, Vice President
President, Director	and Principal Accounting Officer

/s/ Ernest G. Burgess	/s/ Lawrence C. Tucker
Ernest G. Burgess, Director	Lawrence C. Tucker, Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2001
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location
3.1	Charter	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

3.2	By-laws	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

10	Material Contracts	Incorporated by reference from Exhibits 10.1
thru 10.9 attached to Form S-4, (Proxy
Statement-Prospectus), as amended, Registration
No. 333-37185 (December 5, 1997)

10.11	Employee Stock Purchase Plan	Specifically incorporated by reference to Exhibit
A attached to Form S-4), Proxy Statement-
Prospectus), amended, Registratin No. 333-
37185, (December 5, 1997)

10.12	1997 Stock Option Plan	Incorporated by reference from 1997 Proxy
Statement/Prospectus filed on December 5, 1997

12	Statements Re: Computation of Ratios	Page 50

13	Report of Independent Public Accountants	Exhibit 13 beginning on Page 51
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of
Shareowners' Equity
Notes to Consolidated Financial
Statements

22	Subsidiaries of Registrant	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

23	Consent of Independent Public Accountants	Page 82

EXHIBIT 12
STATEMENT RE: COMPUTATION OF RATIOS
AS REQUIRED BY ITEM 601(b)(12) OF REGULATION S-K
NATIONAL HEALTHCARE CORPORATION

	December 31
	2001	2000	1999	1998	1997

Current Assets	$149,360	$116,575	$107,496	$119,811	$125,293

Current Liabilities	$113,540	$103,621	$ 92,659	$ 92,784	$ 80,795

Current Ratio	1.32	1.13	1.16	1.29	1.55

Long-Term Debt and Debt
Serviced by Other Parties	$ 42,175	$ 57,763	$ 60,647	$ 72,202	$ 76,903

Equity	$ 96,078	$ 69,534	$ 53,636	$ 50,315	$ 37,736

Long-Term Debt and Debt
Services by Other Parties to
Equity	.44	.83	1.13	1.43	2.04

Net Income (Loss)	$ 13,200	$ 10,218	$ 8,383	$(6,399)	$ 37,008

Average Equity	$ 82,806	$ 61,585	$ 51,976	$ 44,026	$159,457

Return on Average Equity	15.9%	16.6%	16.1%	(14.6)%	23.2%

Total Liabilities	$168,062	$173,257	$165,540	$177,575	$183,627

Partners' Capital/Shareowners'
Equity and Deferred Income	$125,613	$ 99,790	$ 74,779	$ 72,113	$ 55,434

Total Liabilities to Partners'
Capital/Shareowners' Equity and
Deferred Income	1.34	1.73	2.21	2.46	3.31

EXHIBIT 13
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Public Accountants	52
Consolidated Statements of Income	53
Consolidated Balance Sheets	54-55
Consolidated Statements of Cash Flows	56-57
Consolidated Statements of Shareowners' Equity	58
Notes to Consolidated Financial Statements	59-81

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To National HealthCare Corporation:

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareowners' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of National HealthCare Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National HealthCare Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Nashville, Tennessee

February 5, 2002

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Income
(in thousands, except share and per share amounts)

Year Ended December 31	2001	2000	1999

Revenues:
Net patient revenues	$378,372	$415,880	$406,261
Other revenues	41,595	46,535	33,884
Net revenues	419,967	462,415	440,145

Costs and Expenses:
Salaries, wages and benefits	226,937	258,453	242,266
Other operating	111,719	118,326	119,090
Rent	41,259	45,893	46,757
Depreciation and amortization	12,733	15,703	12,644
Interest	5,156	6,880	5,353
Total costs and expenses	397,804	445,255	426,110

Income Before Income Taxes	22,163	17,160	14,035
Income Tax Provision	8,963	6,942	5,652
Net Income	$ 13,200	$ 10,218	$ 8,383

Earnings Per Share:
Basic	$ 1.17	$ .89	$ .73
Diluted	1.13	.89	.73

Weighted Average Shares Outstanding:
Basic	11,266,831	11,447,255	11,421,700
Diluted	11,681,277	11,465,755	11,421,700

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

December 31	2001	2000

Assets
Current Assets:
Cash and cash equivalents	$ 42,198	$ 10,011
Restricted cash held by trustees	8,921	6,358
Marketable securities	45,424	33,167
Accounts receivable, less allowance for doubtful
accounts of $7,703 and $9,196, respectively	39,123	44,738
Notes receivable	398	406
Notes receivable from ESOP	5,357	5,357
Inventory	4,343	4,292
Deferred income taxes	2,132	9,917
Prepaid expenses and other assets	892	2,329
Total current assets	148,788	116,575

Property and Equipment:
Property and equipment, at cost	166,423	163,784
Accumulated depreciation and amortization	(83,076)	(73,602)
Net property and equipment	83,347	90,182

Other Assets:
Bond reserve funds, mortgage replacement reserves
and other deposits	88	112
Unamortized financing costs, net	587	874
Notes receivable	22,938	19,721
Notes receivable from National	9,964	12,644
Notes receivable from ESOP	12,500	15,178
Deferred income taxes	10,337	9,619
Minority equity investments and other	4,554	5,142
Investment in NHI preferred stock	---	3,000
Total other assets	60,968	66,290
Total assets	$293,103	$273,047

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

December 31	2001	2000

Liabilities and Shareowners' Equity

Current Liabilities:
Current portion of long-term debt	$ 13,482	$ 22,451
Trade accounts payable	7,190	16,399
Accrued payroll	31,154	28,226
Amounts due to third party payors	29,712	14,769
Accrued risk reserves	22,528	16,875
Other current liabilities	8,698	4,588
Accrued interest	204	313
Total current liabilities	112,968	103,621

Long-Term Debt, Less Current Portion	40,029	55,379
Debt Serviced by Other Parties, Less Current Portion	2,146	2,384
Other Noncurrent Liabilities	11,619	11,204
Deferred Lease Credit	7,841	8,776
Minority Interests in Consolidated Subsidiaries	728	669
Deferred Revenue	21,694	21,480
Commitments, Contingencies and Guarantees

Shareowners' Equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares
authorized; 11,476,956 and 11,245,735 shares,
respectively, issued and outstanding	114	112
Capital in excess of par value, less notes receivable	66,114	64,477
Retained earnings	25,402	12,202
Unrealized gains (losses) on marketable securities	4,448	(7,257)
Total shareowners' equity	96,078	69,534
Total liabilities and shareowners' equity	$293,103	$273,047

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

Year Ended December 31	2001	2000	1999
Cash Flows From Operating Activities:
Net income	$ 13,200	$ 10,218	$ 8,383
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	12,179	12,813	11,902
Forgiveness of employee notes receivable	---	6,737	---
Provision (credit) for doubtful accounts receivable	1,493	(1,082)	2,318
Amortization of intangibles and deferred charges	1,047	2,890	897
Amortization of deferred income	(1,361)	(1,434)	(2,414)
Amortization of bond discount	---	174	---
Equity in earnings of unconsolidated investments	(259)	(231)	(230)
Deferred income taxes	(720)	(712)	3,531
Changes in assets and liabilities:
Accounts receivable	4,122	8,681	(458)
Inventory	(51)	718	(803)
Prepaid expenses and other assets	1,437	101	(1,557)
Trade accounts payable	(9,209)	3,114	(3,032)
Accrued payroll	2,928	2,275	2,105
Amounts due to third party payors	(733)	4,771	5,981
Accrued interest	(109)	37	41
Other current liabilities and accrued risk reserves	9,763	1,726	4,772
Entrance fee deposits	640	1,771	1,759
Other noncurrent liabilities	415	(332)	288
Net cash provided by operating activities	34,782	52,235	33,483
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment, net	(5,344)	(6,724)	(22,004)
Investments in notes receivable	(6,276)	(21,942)	(4,234)
Investment in ESOP notes receivable	---	(20,535)	---
Collections of notes receivable	8,425	5,352	11,655
(Increase) decrease in minority equity investments and other	---	---	(380)
Sale (purchase) of marketable securities, net	7,235	(7,253)	(17,997)
Distributions from unconsolidated investments and other	171	249	109
Net cash provided by (used in) investing activities	4,211	(50,853)	(32,851)
Cash Flows From Financing Activities:
Proceeds from debt issuance	3,493	17,174	13,830
Payments on debt	(12,374)	(8,761)	(22,724)
Increase in cash held by trustees	(2,563)	(1,686)	(801)
Increase (decrease) in minority interests in consolidated subsidiaries	59	(31)	(10)
Sale (purchase) of NHI preferred stock	3,000	(3,000)	---
Purchase of common shares	---	(314)	---
Issuance of common shares	1,598	395	734
Collections of receivables from exercise of options	41	341	8
(Increase) decrease in bond reserve funds, mortgage replacement reserves and other deposits	24	645	(89)
Increase in financing costs	(84)	(188)	(156)
Net cash provided by (used in) financing activities	(6,806)	4,575	(9,208)
Net Increase (Decrease) in Cash and Cash Equivalents	32,187	5,957	(8,576)
Cash and Cash Equivalents, Beginning of Period	10,011	4,054	12,630
Cash and Cash Equivalents, End of Period	$ 42,198	$ 10,011	$ 4,054

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(Continued)

Year Ended December 31	2001	2000	1999
(in thousands, except share amounts)

Supplemental Information:
Cash payments for interest expense	$ 5,265	$ 6,669	$ 5,312

Cash payments (refunds) for income taxes	$ 7,084	$ 7,246	$ (4,743)

During 1999, $710 of subordinated convertible notes were converted into 46,690 shares of NHC's common stock.
Subordinated convertible notes	$ ---	$ ---	$ (710)
Financing costs	---	---	47
Accrued interest	---	---	(8)
Shareowners' equity	---	---	671

During 2000, NHC was released from its liability on debt serviced by other parties by the respective lenders.
Debt serviced by other parties	$ ---	$(12,431)	$ ---
Assets under arrangement with other parties	---	2,857	---
Deferred lease credit	---	9,574	---

During the year ended December 31, 2000, NHC forgave employee notes receivable in exchange for marketable securities (NHR common stock) and the return of 366,000 shares of NHC common stock.
Marketable securities	$ ---	$ 3,065	$ ---
Common stock	---	4	---
Capital in excess of par value	---	1,616	---
Notes receivable	---	(4,685)	---

During the year ended December 31, 2000, NHC settled outstanding litigation that resulted in the acceptance of a note payable in exchange for amounts due to third party payors.
Long-term debt	$ ---	$ 17,435	$ ---
Discount on long-term debt	---	(510)	---
Amounts due third party payors	---	(16,925)	---

During the year ended December 31, 2001, NHC received approval for routine cost limit exception cost report settlements, which reduced NHC's note payable to the Federal government.
Long-term debt	$(13,960)	$ ---	$ ---
Amounts due to third-party payors	13,960	---	---

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Shareowners' Equity
(in thousands, except share amounts)

						Unrealized
				Capital in		Gains (Losses)	Total
	Common Stock		Receivables from	Excess of Par	Retained	on Marketable	Shareowners'
	Shares	Amount	Sale of Shares	Value	Earnings	Securities	Equity

Balance at December 31, 1998	11,378,558	$114	$(16,807)	$ 69,645	$(6,399)	$ 3,762	$ 50,315
Net income	---	---	---	---	8,383	---	8,383
Unrealized losses on securities
(net of tax of $4,272)	---	---	---	---	---	(6,475)	(6,475)
Total comprehensive income							1,908
Collection of receivables	---	---	8	---	---	---	8
Shares sold	128,248	1	---	733	---	---	734
Shares issued in conversion of con-
vertible notes to common shares	46,690	---	---	671	---	---	671

Balance at December 31, 1999	11,533,496	115	(16,799)	71,049	1,984	(2,713)	53,636
Net income	---	---	---	---	10,218	---	10,218
Unrealized losses on securities
(net of tax of $3,066)	---	---	---	---	---	(4,544)	(4,544)
Total comprehensive income							5,674
Collection and forgiveness of receivables	---	---	11,763	---	---	---	11,763
Shares sold	76,739	1	---	394	---	---	395
Shares repurchased	(384,500)	(4)	---	(1,930)	---	---	(1,934)

Balance at December 31, 2000	11,245,735	112	(5,036)	69,513	12,202	(7,257)	69,534
Net income	---	---	---	---	13,200	---	13,200
Unrealized gains on securities
(net of tax of $7,764)	---	---	---	---	---	11,705	11,705
Total comprehensive income							24,905
Collection of receivables	---	---	41	---	---	---	41
Shares sold	231,221	2	---	1,596	---	---	1,598
Balance at December 31, 2001	11,476,956	$114	$ (4,995)	$71,109	$25,402	$4,448	$ 96,078

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies:

Presentation--

The consolidated financial statements include the accounts of National HealthCare Corporation and its subsidiaries ("NHC" or the "Company"). All material intercompany balances, profits, and transactions have been eliminated in consolidation, and minority interests are reflected in consolidation. Investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Investments in entities in which we lack the ability to exercise significant influence are included in the consolidated financial statements at the lower of the cost or fair value of our investment.

Generally, we operate, manage or provide services to long-term health care centers and home health care programs located in Southeastern, Midwestern and Western states in the United States. Most recently, the long-term health care environment has undergone substantial change with regard to Federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues. We continually monitor these industry developments as well as other factors that affect our business.

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

Divestiture of Florida Operations --

Because professional liability insurance in the state of Florida was not available, effective October 1, 2000, we ceased all long-term health care operations in Florida. Prior to October 1, 2000, we had owned and operated two long-term health care centers in Florida. In addition, we had leased from NHI and NHR ten long-term health care centers and three assisted living centers in Florida.

Effective October 1, 2000, we sold the current assets and current liabilities of our owned and leased facilities in Florida to a group of non-NHC affiliated companies. We began leasing our two owned long-term health care centers in Florida to the same group of non-NHC affiliated companies. We also terminated certain of our individual leases with NHI and NHR and began leasing the furniture, fixtures and leasehold improvements of the affected properties to the new operators and lessees of the properties. See notes 2 and 3 for additional information about our obligations under the NHI and NHR leases. Additionally, and also effective October 1, 2000, we ceased all health care management services to another ten Florida long-term health care centers.

During the nine months ended September 30, 2000, the Florida long-term health care centers and assisted living centers generated net patient revenues of approximately $69,117,000 and total costs and expenses of $71,217,000.

Net Patient Revenues--

Gross patient revenues are recorded on an accrual basis based on services rendered at amounts equal to our established rates. Approximately 74% of our net patient revenues in 2001, 69% in 2000 and 67% in 1999 are from participation in Medicare and Medicaid programs. Amounts paid under these and other programs are generally based on fixed rates subject to program cost ceilings. Allowances for contractual adjustments are recorded for the differences between our established rates and amounts estimated to be paid by the Medicare and Medicaid programs and other third party payors. Contractual adjustments are deducted from gross patient revenues to determine net patient revenues.

Prior to January 1, 1999 for our long-term health care centers and prior to October 1, 2000 for home health care providers, amounts paid to our providers under the Medicare program were based on our allowable costs subject to program cost ceilings. Final reimbursement was determined after submission of annual cost reports and audits of those cost reports by the fiscal intermediaries.

Effective January 1, 1999, our long-term health care centers were required to transition to a prospective payment system ("PPS") under the Medicare program. PPS significantly changed the manner in which we are paid for inpatient services provided to Medicare beneficiaries. Under PPS, Medicare pays our centers a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs.

Effective October 1, 2000, our home health care providers also transitioned to PPS under the Medicare program. Under PPS, we are reimbursed from Medicare based on the acuity level of the patient and based on episodes of care. An episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. Our providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode. The remaining balance due is paid following the submission of the final claim at the end of the episode. Revenues are recognized when services are provided based on the number of days of service rendered in the episode. Deferred revenue is recorded for payments received for which the related services have not yet been provided.

All amounts earned under the Medicare, Medicaid and other governmental programs are subject to review by the third party payors. In the opinion of management, adequate provision and reserves have been made for any adjustments that may result from such reviews, including reviews related to the transition of payments to the PPS amounts. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized. During the years ended December 31, 2001, 2000 and 1999, respectively, NHC recorded $457,000 of net favorable settlements from Medicare and Medicaid cost reports for periods prior to the beginning of fiscal 2001 and $5,888,000 and $3,600,000 of net unfavorable estimated settlements from Medicare and Medicaid cost reports for periods prior to the beginning of fiscal 2000 and 1999, respectively.

With respect to our long-term health care centers, for the cost report years 1997 and 1998, we submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. During 2001, we received preliminary approval on substantially all of our exception requests, which approvals total approximately $13,960,000. We recognize revenues associated with the approved exception requests when such approvals, including the final cost report audits, are assured. These approvals are subject to audit by the fiscal intermediaries for a three-year period. As such, the approved requests have been included in amounts due to third party payors in the consolidated balance sheets and will be recognized as revenues in 2004 at the end of the respective audit period. Pursuant to our settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al as discussed further in Note 13, we entered into a note payable to the Federal government in 2000. The 1997 and 1998 routine cost limitation exception amounts that were approved by third party intermediaries during 2001were reflected by the Federal government as a direct reduction of that note payable.

Other Revenues--

As discussed in Note 5, other revenues include revenues from the provision of management and accounting services to other long-term care providers, guarantee fees, advisory fees from National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR"), dividends and other realized gains on marketable securities, equity in earnings of unconsolidated investments, and interest income. We charge for management and accounting services based on a percentage of net revenues or based on a fixed fee per bed of the long-term care center under contract. Advisory fees are based on our contractual agreements with NHI and NHR and are discussed in Notes 2 and 3. We generally record other revenues on the accrual basis based on the terms of our contractual arrangements. However, with respect to management and accounting services revenue and interest income from certain long-term care providers, including National Health Corporation ("National") and NHI, as discussed in Note 5, where collectibility is uncertain or subject to subordination to other expenditures of the long-term care provider, we recognize the revenues and interest income when cash is received.

Provision for Doubtful Accounts--

Provisions for estimated uncollectible accounts and notes receivable are included in other operating expenses.

Property and Equipment--

We use the straight-line method of depreciation over the expected useful lives of property and equipment estimated as follows: buildings and improvements, 20-40 years and equipment and furniture, 3-15 years. The provision for depreciation includes the amortization of properties under capital leases.

Expenditures for repairs and maintenance are charged against income as incurred. Betterments are capitalized. We remove the costs and related allowances from the accounts for properties sold or retired, and any resulting gains or losses are included in income. We include interest costs incurred during construction periods in the cost of buildings ($-0- in 2001, $72,000 in 2000 and $160,000 in 1999).

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS 121"), we evaluate the recoverability of the carrying values of our properties on a property by property basis. We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

Investments in Marketable Securities--

Our investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in shareowners' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Held to maturity securities are recorded at amortized cost in accordance with SFAS 115.

Other Assets--

Any excess of cost over net assets of companies purchased is amortized generally over 20 years using the straight-line method. Deferred financing costs are amortized principally by the effective interest method over the terms of the related loans. Unamortized excess of costs over net assets of companies purchased at December 31, 2001 and 2000 were $3,169,000 and $3,446,000, respectively.

Income Taxes--

We utilize Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. See Note 11 for further discussion of our accounting for income taxes.

Concentration of Credit Risks--

Our credit risks primarily relate to cash and cash equivalents, cash held by trustees, accounts receivable, marketable securities and notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Cash held by trustees is primarily invested in commercial paper and certificates of deposit with financial institutions. Accounts receivable consist primarily of amounts due from patients (funded approximately 84% through Medicare, Medicaid, and other contractual programs and approximately 16% through private payors) and from other health care companies for management, accounting and other services. We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable. Marketable securities are held primarily in accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) and to secured notes receivable from officers, directors and supervisory employees (recorded as reductions in shareowner's equity in the consolidated balance sheets) as discussed in Notes 9 and 12. We also have notes receivable from National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan ("ESOP") as discussed in Note 4.

Our financial instruments, principally our notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. We obtain various collateral and other protective rights, and continually monitor these rights in order to reduce such possibilities of loss. We evaluate the need to provide reserves for potential losses on our financial instruments based on management's periodic review of the portfolio on an instrument by instrument basis. See Notes 4, 9 and 12 for additional information on the notes receivable.

Cash and Cash Equivalents--

Cash equivalents include highly liquid investments with an original maturity of less than three months.

Restricted Cash Held by Trustees --

Restricted cash held by trustees primarily represents cash that is held by trustees for the purpose of our workers' compensation and professional liability insurance.

Inventories--

Inventories consist generally of food and supplies and are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

Accrued Risk Reserves -

Accrued risk reserves primarily represent the accrual for self-insured risks associated with employee health insurance, workers' compensation and professional and general liability claims. The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims. Our policy with respect to a significant portion of our workers' compensation and professional and general liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims. Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid. We reassess our accrued risk reserves on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of income in the period identified.

Stock-Based Compensation--

We account for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, no compensation cost has been recognized in the consolidated statements of income for NHC's stock option plan. See Note 12 for additional disclosures about NHC's stock option plan.

Deferred Lease Credit--

Deferred lease credits include amounts being amortized to properly reflect expenses on a straight line basis under the terms of our existing lease agreements.

Other Noncurrent Liabilities --

Other noncurrent liabilities include reserves related to various income tax and other contingencies.

Deferred Revenue --

Deferred revenue includes the deferred gain on the sale of assets to National (as discussed in Note 4), certain amounts related to episodic payments received by our home health care providers in advance of providing services (as discussed in Note 1) and entrance fees that have been and are currently being received upon reservation and occupancy of retirement center units for a continuing care retirement community we own. In accordance with the American Institute of Certified Public Accountants' Audit and Accounting Guide, "Health Care Organizations," the entrance fees have been recorded as deferred revenue. The refundable portion (90%) of the entrance fees is being recognized over the life of the facility while the non-refundable portion (10%) is being recognized over the remaining life expectancy of the residents.

Comprehensive Income--

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the consolidated financial statements as comprehensive income. We report our comprehensive income in the consolidated statements of shareowners' equity.

Segment Disclosures--

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to stockholders. Management believes that substantially all of our operations are part of the long-term health care industry segment. Our operations outside of the long-term health care industry segment are not material. See Note 5 for a detail of other revenues provided within the long-term health care industry segment. Information about the costs and expenses associated with each of the components of other revenues is not separately identifiable.

New Accounting Pronouncements--

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. Our implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on our financial position, results of operations or cash flows on a quarterly or annual basis.

From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument be recorded in the balance sheet as either an asset or liability measured at its estimated fair value. SFAS 133 requires that changes in the derivative's estimated fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted SFAS 133, as amended, effective January 1, 2001.

Our investments in marketable securities include a debt security convertible into common stock of the issuing company. SFAS 133 requires that we account for such debt security as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call option as a hedging instrument, SFAS 133 requires that we report changes in the fair value of the separated call option currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt security into income over the remaining term of the nonconvertible debt security. At December 31, 2000, the fair value of the purchased call option, as determined using an option pricing model, was approximately $299,000. The change in the fair value of the purchased call option resulted in an increase to other revenues and pretax net income of $367,000 btweeen January 1, 2001 and through November 30, 2001, at which time the debt security was converted into common stock of the issuing company. The common stock received in connection with the conversion is recorded as available for sale marketable securities at December 31, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their estimated fair value. We will adopt SFAS 141 and 142 effective January 1, 2002. We continue to evaluate the effects that the adoption of SFAS 141 and 142 will have on our consolidated financial position and results of operations. Included in our 2001 expenses is $277,000 of amortization expense related to the excess of costs over net assets of companies purchased. Under SFAS 142, effective January 1, 2002 such amortization expense will not be recognized in future periods.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature we currently use to evaluate the recoverability of our real estate properties. We will adopt the provisions of SFAS 144 effective January 1, 2002. We do not expect that adoption of this pronouncement will have a material effect on our financial position, results of operations or cash flows.

Note 2 - Relationship with National Health Realty, Inc.:

Investment in NHR Common Stock--

At December 31, 2001, we own 363,200 shares (or 3.8%) of NHR's outstanding common stock. We account for our investment in NHR common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.

Leases--

On December 31, 1997, concurrent with our conveyance of certain assets to NHR, we leased from NHR the real property of 16 long-term health care centers, six assisted living facilities and one retirement center. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at our option, assuming no defaults. We account for the leases as operating leases.

During the initial term and each renewal term, we are obligated to pay NHR annual base rent on all 23 facilities of $15,405,000. In addition to base rent, in each year after 1999, we must pay percentage rent to NHR equal to 3% of the increase in the gross revenues of each facility. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent for 2001 and 2000 was approximately $425,000 and $310,000, respectively. Each lease with NHR is a "triple net lease" under which we are responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities. We are obligated at our expense to maintain adequate insurance on the facilities' assets.

We have a right of first refusal with NHR to purchase any of the properties transferred from us should NHR receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

On October 1, 2000, we terminated our individual leases on nine Florida health care facilities owned by NHR. However, we remain obligated under our master lease agreement with NHR and continue to remain obligated to make the lease payments to NHR. Subsequently, the facilities were leased by NHR for a five year term to nine separate corporations, none of which we own or control. Lease payments received by NHR from the new lessees offset our lease obligations pursuant to the master operating lease. Through December 31, 2001, all such lease payments have been received by NHR and offset against our obligations. We believe that all such lease payments will continue to be received by NHR and offset against required future lease payments.

At December 31, 2001, the approximate future minimum base rent commitments to be paid by us on non-cancelable operating leases with NHR are as follows:

	Total Commitments Including Florida Facilities	Total Commitments Excluding Florida Facilities
2002	$15,405,000	$9,336,000
2003	15,405,000	9,336,000
2004	15,405,000	9,336,000
2005	15,405,000	9,336,000
2006	15,405,000
Thereafter	15,405,000

Advisory Agreement--

We have entered into an Advisory Agreement with NHR whereby we provide to NHR services related to investment activities and day-to-day management and operations. With respect to advisory services provided to NHR, we are subject to the supervision of and policies established by NHR's Board of Directors.

Either party may terminate the NHR Advisory Agreement on 90 days notice at any time.

For our services under the NHR Advisory Agreement, we are entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses we incurred. During 2001, 2000, and 1999, our compensation under the NHR Advisory Agreement was $504,000, $503,000 and $506,000, respectively.

Pursuant to the NHR Advisory Agreement, NHR has agreed that as long as we are obligated on both the NHR Advisory Agreement and a similar Advisory Agreement with NHI, NHR will only do business with us and will not compete with NHI. As a result, NHR is severely limited in its ability to grow and expand its business. Furthermore, we and the NHR Board of Directors will not seek additional investments to expand NHR's investment portfolio. Therefore, we do not expect our advisory fees from NHR to increase.

Note 3 - Relationship with National Health Investors, Inc.:

Investment in NHI Common and Preferred Stock and Convertible Debt Securities--

At December 31, 2001, we own 1,505,442 shares (or 5.8%) of NHI's outstanding common stock. We account for our investment in NHI common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.

During March 2000, we purchased $3,000,000 (250,000 shares) of unregistered cumulative convertible preferred stock of NHI. The preferred stock was convertible into NHI common stock at the lower of the then trading value of NHI common stock or $12 per share. The preferred stock paid dividends at the rate of 8% through June 30, 2000, at the rate of 10% from July 1, 2000 through September 30, 2000 and at the rate of 12% effective October 1, 2000. NHI redeemed the preferred stock for $3,000,000 cash in October 2001. We accounted for the investment in the preferred stock at cost.

During December 2000, in a rights offering by NHI, we purchased $3,193,000 of par value convertible debt securities of NHI. The securities bore interest at the rate of prime plus one percent. Effective November 30, 2001, we converted our investment in the convertible debt securities into 456,142 shares of common stock of NHI, which shares are included in our investment of NHI common stock discussed above.

Leases--

On October 17, 1991, concurrent with our conveyance of real property to NHI, we leased from NHI the real property of 40 long-term health care centers and three retirement centers. Each lease is for an initial term expiring December 31, 2001, with two additional five-year renewal terms at our option, assuming no defaults. During 2000, we exercised our option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term. We account for the leases as operating leases.

During the initial term and first renewal term of the leases, we are obligated to pay NHI annual base rent on all 43 facilities of $15,238,000. If we exercise our option to extend the leases for the second renewal term, the base rent will be the then fair rental value as negotiated with NHI.

The leases also obligate us to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject. The payments are required over the remaining life of the mortgages as of the conveyance date, but only during the term of the lease. Payments for debt service rent are being treated by us as payments of principal and interest if we remain obligated on the debt ("obligated debt service rent") and as operating expense payments if we have been relieved of the debt obligation by the lender ("non-obligated debt service rent"). See "Accounting Treatment of the Transfer" for further discussion.

In addition to base rent and debt service rent, we must pay percentage rent to NHI equal to 3% of the increase in the gross revenues of each facility. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent for 2001, 2000 and 1999 was approximately $2,865,000, $2,474,000, and $1,189,000, respectively.

Each lease with NHI is a "triple net lease" under which we are responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities. We are obligated at our expense to maintain adequate insurance on the facilities' assets.

We have a right of first refusal with NHI to purchase any of the properties transferred from us should NHI receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

On October 1, 2000, we terminated our individual leases with NHI on four Florida long-term health care facilities. However, we remain obligated to NHI under our master lease agreement and continue to remain obligated to make the lease payments to NHI. Subsequently, the facilities were immediately leased by NHI for a five year term to four separate corporations, none of which we own or control. Lease payments received by NHI from the new lessees offset our lease obligations pursuant to the master operating lease. Through December 31, 2001, all such lease payments have been received by NHI and offset against our obligations. We believe that all such lease payments will continue to be received by NHI and offset against required future lease payments.

Base rent expense to NHI was $15,238,000 in 2001, 2000 and 1999. Non-obligated debt service rent to NHI was $6,289,000 in 2001, $6,027,000 in 2000 and $5,491,000 in 1999. At December 31, 2001, the approximate future minimum base rent, non-obligated debt service rent, and obligated debt service rent commitments to be paid by us on non-cancelable operating leases with NHI during the initial term are as follows:

	Total Commitments Including Florida Facilities	Total Commitments Excluding Florida Facilities
2002	$29,854,000	$25,534,000
2003	29,794,000	25,474,000
2004	29,817,000	25,497,000
2005	30,745,000	26,425,000
2006	27,955,000
Thereafter	----

Advisory Agreement--

We have entered into an Advisory Agreement with NHI whereby we provide to NHI services related to investment activities and day-to-day management and operations. With respect to advisory services provided to NHI, we are subject to the supervision of and policies established by NHI's Board of Directors.

Either party may terminate the NHI Advisory Agreement on 90 days notice at any time.

For our services under the NHI Advisory Agreement, we are entitled to annual compensation of $1,600,000, a reimbursement of certain out of pocket expenses and an additional amount that is calculated on a formula that is related to the increase in NHI's funds from operations per common share (as defined in the NHI Advisory Agreement). During 2001, 2000 and 1999, our compensation under the NHI Advisory Agreement was $2,150,000, $2,609,000 and $2,779,000, respectively.

Management Services--

NHI operates certain long-term health care centers on which it has foreclosed, has accepted deeds in lieu of foreclosure or otherwise has obtained possession of the related assets. NHI has engaged us to manage these foreclosure properties. See Notes 1 and 5 for additional information on management fees recognized from NHI.

Accounting Treatment of the Transfer--

We have accounted for the conveyance in 1991 of assets (and related debt) to NHI and the subsequent leasing of the real estate assets as a "financing/leasing" arrangement. Since we remain obligated on certain of the transferred debt, the obligated debt balances have been reflected on the consolidated balance sheets as debt serviced by other parties. As we utilize the applicable real estate over the lease term, our consolidated statements of income will reflect the continued interest expenses on the obligated debt balances and the additional base and non-obligated debt service rents (as an operating expense) payable to NHI each year. We have indemnification provisions in our agreements with NHI if we are required to service the debt through a default by NHI.

Release from Debt Serviced by Other Parties--

During 2000, we were released from our obligation on $12,431,000 of transferred debt. Since we are no longer obligated on this transferred debt, debt serviced by other parties and assets under arrangement with other parties were reduced by the amount of the debt serviced by other parties from which we were removed. The resulting deferred lease credit is being amortized into income over the remaining lease term. The leases with NHI provide that we shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which we have been released. As of December 31, 2001, we remain obligated on $2,351,000 of debt serviced by other parties.

Note 4 - Relataionship with National Health Corporation:

National's Ownership of Our Stock

At December 31, 2001, National owns 1,271,000 shares (or 11.3%) of our outstanding common stock.

Sale of Long-Term Health Care Centers to and Notes Receivable from National--

During 1988, we sold the assets (inventory, property and equipment) of eight long-term health care centers (1,121 licensed beds) to National, our administrative general partner at the time of the sale, for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5%. We have agreed to manage the centers under a 20-year management contract for management fees comparable to those in the industry. With our prior consent, National sold one center to an unrelated third party in 1997 and two centers to an unrelated third party in 1999. Thus, we now manage five centers for National. See Notes 1 and 5 for additional information on management fees recognized from National.

Our carrying amount in the assets sold was approximately $24,255,000. The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period.

As of December 31, 2001, National had borrowed $1,961,000 from us to finance the construction of additions at two long-term health care centers. The notes require monthly principal and interest payments. The interest rate is equal to the prime rate, and the notes mature in 2008.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due to or due from National from time to time. The maximum available borrowings under the line of credit is $2,000,000, the interest rate on the line of credit is prime plus one percent and the final maturity is January 1, 2003. As of December 31, 2001 we owe to National $1,997,000 under this arrangement. As of December 31, 2000 National owed us $676,000 under this arrangement. These amounts have been included in (or netted against) notes receivable from National on the consolidated balance sheets.

ESOP Financing Activities--

During 1988, we obtained from National long-term financing of $8,500,000 for the construction of our headquarters building. National obtained its financing through the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP"). The note requires quarterly principal and interest payments with interest at 9%. At December 31, 2001 and 2000, the outstanding balance on the note was approximately $3,091,000 and $3,588,000, respectively, which is included in notes and other obligations in Note 10. The building is owned by a separate partnership of which we are the general partner and building tenants are limited partners. We own 69.7% of the partnership and consolidate the financial statements of the partnership in our consolidated financial statements. The cumulative equity in earnings of the partnership related to the limited partners' ownership is reflected in minority equity investments and other. We have guaranteed the debt service of the building partnership.

In addition, our $9,815,000 senior secured notes and our $4,643,000 senior notes described in Note 10 were financed by National. National obtained its financing through the ESOP. Our interest costs, financing expenses and principal payments with National are consistent with National and the ESOP's terms with their respective lenders. During 2001, we agreed to guarantee $16,018,000 of additional debt of National and the ESOP that is not reflected in our consolidated financial statements. See Note 13 for additional information on guarantees.

During 1991, we borrowed $10,000,000 from National. The term note payable requires quarterly interest payments at 8.5%. The entire principal is due at maturity in 2008.

Payroll and Related Services--

The personnel conducting our business are employees of National, which provides payroll services, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. The administrative fee paid to National for 2001, 2000 and 1999 was $1,844,000, $2,100,000 and $2,131,000, respectively. National maintains and makes contributions to its ESOP for the benefit of eligible employees.

Notes Receivable from the ESOP--

During 2000, we purchased at face value from NHI $23,200,000 of notes receivable due from the ESOP. NHI had purchased the note receivable from the previous holders as a result of a debt covenant violation by NHI. The total outstanding balance of the notes receivable as of December 31, 2001 is $17,857,000. The notes receivable represent funds that were originally obtained by the ESOP from outside lenders and loaned to National and subsequently loaned by National to NHI, NHR and NHC. NHI is the ultimate obligor on $7,500,000 of the notes, NHR is the ultimate obligor on $5,714,000 of the notes, and we are the ultimate obligor on $4,643,000 of the notes. The notes bear interest at 8.4%. Principal and interest on the notes are payable semi-annually with a final maturity date in 2005.

Note 5 - Other Revenues and Income:

Revenues from management and accounting services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers. "Other" revenues include non-health care related earnings.

(in thousands)
Year ended December 31,	2001	2000	1999

Management and accounting services	$23,489	$31,956	$20,622
Guarantee fees	229	331	534
Advisory fees from NHI and NHR	2,654	3,129	3,295
Dividends and other realized gains on securities	3,407	3,563	2,287
Equity in earnings of unconsolidated investments	279	233	230
Interest income	6,952	5,026	5,394
Rental income	4,201	1,078	506
Other	384	1,219	1,016
	$41,595	$46,535	$33,884

Management Fees from National--

During 2001, consistent with our policy described in Note 1, we recognized no management fees from National. During 2000, National paid $19,031,000 on outstanding management fees and interest on management fees. Of that amount, we had recognized $3,881,000 prior to 2000. The remaining $15,150,000 was recognized as revenue during 2000 and is included in management and accounting services revenues. During 1999, we recognized $803,000 of management fees from National.

Management Fees from NHI--

During 2001, 2000 and 1999, we recognized $962,000, $0 and $0, respectively, of management fees from long-term care centers owned by NHI, which amounts are included in management and accounting services revenue.

Accounting Services Fees and Rental Income from Florida Centers--

During 2001, we recognized $5,526,000 of accounting services fees from long-term health care centers in Florida that we previously operated or managed. During the period from October 1, 2000 through December 31, 2000, consistent with our policy described in Note 1, we recognized no similar fees. This amount is included in management and accounting services revenues.

During 2001 and 2000, we also recognized $3,739,000 and $629,000, respectively, of rental income from the divested long-term health care centers in Florida related to our two owned facilities and the furniture, fixtures and leasehold improvements of 13 other facilities previously leased from NHI and NHR. These amounts are included in rental income.

Note 6 - Earnings Per Share:

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

(dollars in thousands, except per share amounts)
Year Ended December 31,	2001	2000	1999

Basic:
Weighted average common shares	11,266,831	11,447,255	11,421,700
Net income	$ 13,200	$ 10,218	$ 8,383
Earnings per common share, basic	$ 1.17	$ .89	$ .73

Diluted:
Weighted average common shares	11,266,831	11,447,255	11,421,700
Options	414,446	18,500	---
Assumed average common shares outstanding	11,681,277	11,465,755	11,421,700

Net income	$ 13,200	$ 10,218	$ 8,383
Earnings per common share, diluted	$ 1.13	$ .89	$ .73

Note 7 - Investments in Marketable Securities:

Our investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in shareowners' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
December 31,	2001		2000
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
Marketable equity securities	$35,719	$40,078	$37,554	$22,606
U.S. government securities	1,844	1,895	2,056	2,084
Corporate bonds	3,378	3,451	5,480	5,389
	$40,941	$45,424	$45,090	$30,079

Held to Maturity:
Corporate bonds	$ ---	$ ---	$ 3,088	$ 3,088

Included in available for sale marketable equity securities are 1,505,442 and 1,049,300 shares of NHI common stock as of December 31, 2001 and 2000, respectively. The fair value of the NHI common stock was $22,281,000 and $7,739,000 as of December 31, 2001 and 2000, respectively. The cost of the NHI common stock was $21,559,000 and $18,066,000 as of December 31, 2001 and 2000, respectively. Also included in available for sale marketable equity securities are 363,200 and 373,200 shares of NHR common stock as of December 31, 2001 and 2000, respectively. The fair value of the NHR common stock was $5,630,000 and $2,916,000 as of December 31, 2001 and 2000, respectively. The cost of the NHR common stock was $3,045,000 and $3,125,000 as of December 31, 2001 and 2000, respectively.

Held to maturity marketable securities consisted primarily of an investment in NHI convertible debt securities at December 31, 2000 as discussed in Note 3. The NHI convertible debt securities were converted into 456,142 shares of NHI common stock during 2001.

The amortized cost and estimated fair value of marketable securities classified as available for sale, by contractual maturity, are as follows:

(in thousands)
December 31,	2001		2000
		Fair		Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$ 1,574	$ 1,423	$ 1,579	$ 1,568
1 to 5 years	3,042	3,174	5,045	5,011
6 to 10 years	606	749	912	894
Other securities without stated maturity	35,719	40,078	37,554	22,606
	$40,941	$45,424	$45,090	$30,079

Proceeds from the sale of investments in debt and equity securities during the years ended December 31, 2001, 2000 and 1999 were $8,847,000, $2,324,000,and $41,000, respectively. Gross investment gains of $281,000, $18,000 and $10,000 were realized on these sales during the years ended December 31, 2001, 2000 and 1999, respectively.

Note 8 - Property and Equipment:

Property and equipment, at cost, consists of the following:

(in thousands)
December 31,	2001	2000
Land	$ 11,038	$ 11,525
Buildings and improvements	66,246	62,750
Furniture and equipment	84,613	85,032
Construction in progress	4,526	4,477
	$166,423	$163,784

Note 9 - Notes Receivable:

In addition to our notes receivable from National and the ESOP, we have notes receivable from managed and other long-term health care centers and retirement centers, the proceeds of which loans were used by the long-term health care centers for construction costs, development costs incurred during construction and working capital during initial operating periods. The notes generally require monthly payments with maturities beginning in 2002 through 2007. Interest on the notes is generally at prime plus 2%. The collateral for the notes consists of first and second mortgages, certificates of need, personal guarantees and stock pledges. We continually monitor and evaluate the carrying amount of our notes receivable in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15."

Note 10 - Long-Term Debt, Debt Serviced by Other Parties and Lease Commitments:

Long-Term Debt and Debt Serviced by Other Parties--

Long-term debt and debt serviced by other parties consist of the following:

(dollars in thousands)	Weighted
	Average		Debt Serviced by
	Interest Rate	Maturities	Other Parties		Long-Term Debt
December 31,			2001	2000	2001	2000

Bank credit facility, secured,
interest payable periodically,	variable,
principal due at maturity	6.2%	2002	$ ---	$ ---	$ 9,500	$ 16,321

Senior notes, secured, principal	variable,	2002-
and interest payable quarterly	3.2%	2009	---	---	9,815	11,430

Senior notes, principal and		2002-
interest payable semi annually	8.4%	2005	---	---	4,643	5,339

Notes and other obligations,
principal and interest payable	variable,
periodically	5.9%	2002-2019	555	580	8,385	6,235

Note payable to United States
government, repaid in 2001	---	---	---	---	---	17,100

First mortgage revenue bonds,
principal payable periodically,	variable,
interest payable monthly	5.9%	2002-2010	1,795	1,921	---	---

Unsecured term note payable
to National, interest payable
quarterly, principal payable at
maturity	8.5%	2008	---	---	10,000	10,000

Mortgage notes, principal and
interest payable monthly	10.3%	2006	---	---	10,964	11,288
			2,350	2,501	53,307	77,713
Less current portion			(204)	(117)	(13,278)	(22,334)
			$2,146	$ 2,384	$ 40,029	$ 55,379

The $9,815,000 senior secured notes and the $4,643,000 senior notes were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reflected in the table above as liabilities owed by us to the holders of the debt instruments rather than as liabilities owed to National and the ESOP.

Our bank credit facility with a balance of $9,500,000 at December 31, 2001 matures in November 2002. We currently expect to either retire or refinance that debt when due.

The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 2001 are as follows:

		Debt Serviced
	Long-Term	By Other
	Debt	Parties	Total

2002	$13,278,000	$ 204,000	$13,482,000
2003	7,109,000	212,000	7,321,000
2004	7,582,000	225,000	7,807,000
2005	2,777,000	233,000	3,010,000
2006	2,870,000	241,000	3,111,000

Substantially all of our assets are pledged as collateral on long-term debt or capital lease obligations.

Through a guarantee agreement, as discussed in Note 13, our $9,815,000 senior secured notes have cross-default provisions with other debt of National. Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and shareowners' equity by us and by National. All such covenants have been met by us and we believe that National is in compliance with or has obtained waivers or amendments to remedy all events of non-compliance with the covenants as of December 31, 2001. Our failure or the failure of National to meet the required covenants would have a material adverse effect on our financial position and cash flows.

Lease Commitments--

Operating expenses for the years ended December 31, 2001, 2000, and 1999 include expenses for leased premises and equipment under operating leases of $41,259,000, $45,893,000, and $46,757,000, respectively. See Notes 2 and 3 for the approximate future minimum rent commitments on non-cancelable operating leases with NHR and NHI.

Note 11 - Income Taxes:

The provision for income taxes is comprised of the following components:

(in thousands)
Year Ended December 31,	2001	2000	1999
Taxes Payable
Federal	$ 8,597	$ 6,814	$ 2,061
State	1,086	840	60
	9,683	7,654	2,121
Deferred Tax Provision (Benefit)
Federal	(654)	(646)	3,084
State	(66)	(66)	447
	(720)	(712)	3,531
Income Tax Provision	$ 8,963	$ 6,942	$ 5,652

The deferred tax assets and liabilities, at the respective income tax rates, are as follows:

(in thousands)
December 31,	2001	2000
Current deferred tax asset:
Allowance for doubtful accounts receivable	$ 2,487	$ 2,683
Accrued liabilities	1,962	1,624
Unrealized (gains) losses on marketable securities	(1,789)	5,999
	2,660	10,306
Current deferred tax liability:
Other	(528)	(389)
	(528)	(389)
Net current deferred tax asset	$ 2,132	$ 9,917

Noncurrent deferred tax asset:
Financial reporting depreciation in excess of tax depreciation	$ 4,432	$ 2,858
Deferred gain on sale of assets	5,273	5,352
Other	632	1,409
Net noncurrent deferred tax asset	$10,337	$ 9,619

The provision for income taxes is different than the amount computed using the applicable statutory federal and state income tax rate as follows:

(in thousands)
Year Ended December 31,	2001	2000	1999
Tax expense at statutory rates	$ 8,840	$ 6,814	$ 5,474
Amortization of goodwill	84	53	49
Other permanent difference	39	75	129
Effective tax expense	$8,963	$ 6,942	$ 5,652

Note 12 - Stock Option Plan:

We have incentive option plans that provide for the granting of options to key employees and directors to purchase shares of common stock at no less than market value on the date of grant. The options may be exercised immediately, but we may purchase the shares of stock at the grant price if employment is terminated prior to six years from the date of grant. The maximum term of the options is six years. The following table summarizes option activity:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 1998	60,000	$36.34
Options granted	40,000	9.38
Options outstanding at December 31, 1999	100,000	25.56
Options granted	512,500	3.14
Options outstanding at December 31, 2000	612,500	6.80
Options granted	40,000	10.40
Options expired	(5,000)	24.88
Options outstanding at December 31, 2001	647,500	$ 6.88

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

55,000	$30.75 to $39.88	$37.39	1.0

592,500	$3.00 to $10.40	$ 4.05	4.6

647,500

At December 31, 2001, all options outstanding are exercisable. The weighted average remaining contractual life of options outstanding at December 31, 2001 is 4.3 years.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions. The plan allows employees to terminate participation at any time.

We have adopted the disclosure-only provisions of SFAS 123. As a result, no compensation cost has been recognized in the consolidated statements of income for our stock-based compensation plans. Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards in 2001, 2000, and 1999 consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

(dollars in thousands, except per share amounts)
December 31,	2001	2000	1999

Net income - as reported	$13,200	$10,218	$8,383
Net income - pro forma	12,835	10,040	8,260

Net earnings per share - as reported
Basic	$ 1.17	$ .89	$ .73
Diluted	1.13	.89	.73

Net earnings per share - pro forma
Basic	$ 1.14	$ .88	$ .72
Diluted	1.10	.88	.72

The weighted average fair value of options granted were $7.45, $2.27 and $4.08 for 2001, 2000 and 1999, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999:

December 31,	2001	2000	1999
Dividend yield	0%	0%	0%
Expected volatility	80%	82%	40%
Expected lives	6 years	5.75 years	4.75 years
Risk-free interest rate	4.60%	5.75%	6.00%

In connection with the exercise of certain stock options, we have received 6.25% interest-bearing, full recourse notes in the amount of $4,995,000 at December 31, 2001. The notes are secured by shares of NHC, shares of NHR, or shares of NHI having a fair market value of not less than 150% of the amount of the note. The principal balances of the notes are reflected as a reduction of shareowners' equity in the consolidated financial statements.

During the year ended December 31, 2000, NHC forgave $11,422,000 of these notes in exchange for marketable securities (NHR common stock) valued at $3,065,000 and the return of 366,000 shares of NHC stock valued at $1,620,000. The forgiveness of the employee notes receivable resulted, for financial reporting purposes, in the recognition of compensation expense for the amount by which the notes receivable forgiven exceeded the then fair market value of the NHR marketable securities and NHC stock received. We recorded, for financial reporting purposes, compensation expense of $6,737,000 for the forgiveness of the notes receivable, which is included in salaries, wages and benefits in the consolidated statements of income. In conjunction with the forgiveness of the employee notes receivable, we also paid approximately $2,695,000 to reimburse the related employees for the tax impact of the notes forgiven, all of which is included in salaries, wages and benefits in the consolidated statements of income.

During 2001, we awarded $7,815,000 of cash bonuses to be paid in 2002 to employees with existing employee notes payable to us. The bonus is intended to allow the employees to retire certain of their remaining notes with us. The bonus has been included in salaries, wages and benefits in the consolidated statements of income.

Note 13 - Contingencies and Guarantees:

Braeuning Litigation--

We were a defendant in a lawsuit styled Braeuning, et al. vs. National HealthCare L.P., et al. filed on April 9, 1996. The Federal government participated in the lawsuit as an intervening plaintiff. The suit alleged that we submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleged that we improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. In our defense of the matter, we asserted that the cost report information of the centers was either appropriately filed or, upon self-audit amendment, reflected adjustments for, among other items, i) correction of unintentional misallocations; ii) instances in which the self-audit process used different source documents due to loss or misplacement of the original source documents; and iii) recalculation of certain nursing time based upon indirect allocation percentages rather than time studies, as were originally used. The cost report periods covered by the suit included 1991 through 1996. A number of amended cost reports were filed and we finalized the self-audit process for the years 1995 and 1996. We, the Department of Justice and the Health Care Financing Administration settled the suit by written agreement approved by the Court on December 15, 2000. Pursuant to that Agreement, and based upon the self-audit adjustments as further negotiated by the parties, we agreed to a repayment totaling $17,623,000 payable over five years at 6% interest, with no interest for the initial six months. No fines or penalties of any nature were included within this amount. The government also agreed to credit all 1997 and 1998 routine cost limit exception cost report settlements owed by it to us and/or our managed centers against the settlement amount upon finalization of those cost reports. As a result of the approval and payment of the 1997 and 1998 routine cost limit exception cost reports and certain cash payments, the note has been paid in full as of December 31, 2001. In accordance with our revenue recognition policies, we will record the revenues associated with the approved routine cost limit exception cost report settlements when such approvals, including the final cost report audits, are assured.

Professional Liability and Other Insurance--

We carry a professional liability insurance policy for coverage from liability claims and losses incurred in our health care business. The policy is a fixed premium and occurrence form policy and has no provisions for a retrospective refund or assessment due to actual loss experience. The entire long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by long-term health care centers and their employees in providing care to residents. As of December 31, 2001, we and/or our managed centers are defendants in 125 such lawsuits. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

We have assumed certain risks related to health insurance and workers' compensation insurance claims of the employees of National and our managed facilities. The liability for reported claims and estimates for incurred but unreported claims is $15,287,000 and $13,870,000 at December 31, 2001 and 2000, respectively. The liability is included in accrued insurance risk reserves in the consolidated balance sheets. The amounts are subject to adjustment for actual claims incurred.

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $40,196,000 at December 31, 2001 and include $24,179,000 of debt of managed and other long-term health care centers and $16,017,000 of debt of National and the ESOP.

The $24,179,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of five long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $16,017,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $25,832,000. As discussed in Note 10, $9,815,000 of this obligation has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $16,017,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000.

Debt Cross Defaults--

As discussed in Note 10, through a guarantee agreement, our senior secured notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements. Under the terms of one of their debt obligations to financial institutions (total balance of $13,438,000 at December 31, 2001, none of which is our obligation), the lending institutions have the right to put the entire outstanding balance of the debt to National at any time after September 30, 2002. National plans to be able to refinance this debt prior to the put date or pay off the debt completely. However, if the lending institutions do exercise that put option and National is unable to purchase or refinance the entire outstanding balance of the debt, National's other debt along with our senior secured notes and substantially all of our other debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.

Note 14 - Disclosures about Fair Value of Financial Instruments:

To meet the reporting requirements of Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", we calculate the fair value of financial instruments using discounted cash flow techniques. At December 31, 2001 and 2000, there were no material differences between the carrying amounts and fair values of our financial instruments.

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

March 6, 2002