Form 10-Q
period 2002-03-31
NATIONAL HEALTHCARE CORP
filed 2002-05-10
CIK 1047335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended March 31, 2002	Commission file number 333-37185

NATIONAL HEALTHCARE CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	52-2057472
(State or other jurisdiction of	(I.R.S. Employer
incorporate or organization	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (615) 890-2020

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange
Act of 1934 during the preceding 12 months.

Yes x	No

(2) Has been subject to such filing requirements for the past 90 days.

Yes x	No

11,517,907 shares were outstanding as of April 30, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2002	2001
	(in thousands, except share
	and per share amounts)
REVENUES:
Net patient revenues	$ 100,292	$ 88,700
Other revenues	10,934	10,552
Net revenues	111,226	99,252

COSTS AND EXPENSES:
Salaries, wages and benefits	59,926	54,629
Other operating	29,073	25,492
Rent	10,394	10,497
Write-off of note receivable	2,760	---
Depreciation and amortization	3,005	3,167
Interest	926	1,540
Total costs and expenses	106,084	95,325

INCOME BEFORE INCOME TAXES	5,142	3,927

INCOME TAX PROVISION	(2,055)	(1,538)

NET INCOME	$ 3,087	$ 2,389

EARNINGS PER SHARE:
Basic	$ .27	$ .21
Diluted	$ .26	$ 21

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,505,070	11,217,224
Diluted	11,941,902	11,607,793

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31	December 31
	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 41,196	$ 42,198
Cash held by trustees	9,703	8,921
Marketable securities	46,551	45,424
Accounts receivable, less allowance for
doubtful accounts of $7,943 and $7,703	41,246	39,123
Notes receivable	393	398
Notes receivable from ESOP	5,357	5,357
Inventory at lower of cost (first-in,
first-out method) or market	4,532	4,343
Deferred income taxes	1,436	2,132
Prepaid expenses and other assets	2,023	892
Total current assets	152,437	148,788

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	169,404	166,423
Less accumulated depreciation and amortization	(86,143)	(83,076)
Net property and equipment:	83,261	83,347

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	68	88
Unamortized financing costs	541	587
Notes receivable	20,187	22,938
Notes receivable from National	11,966	9,964
Notes receivable from ESOP	12,500	12,500
Deferred income taxes	10,694	10,337
Minority equity investments and other	4,580	4,554
Total other assets	60,536	60,968

	$296,234	$293,103

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

The interim condensed balance sheet at December 31, 2001 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREOWNERS' EQUITY

	March 31	December 31
	2002	2001
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 13,623	$ 13,482
Trade accounts payable	7,008	7,190
Accrued payroll	23,843	31,154
Amount due to third-party payors	29,938	29,712
Accrued risk reserves	26,867	22,528
Accrued interest	412	204
Other current liabilities	10,172	8,698
Total current liabilities	111,863	112,968

LONG-TERM DEBT, LESS CURRENT PORTION	36,413	40,029
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	2,100	2,146
OTHER NONCURRENT LIABILITIES	11,619	11,619
DEFERRED LEASE CREDIT	7,641	7,841
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	764	728
DEFERRED INCOME	21,546	21,694
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares
authorized; 11,517,857 and 11,245,735 shares,
respectively, issued and outstanding	115	114
Capital in excess of par value, less notes receivable	70,168	66,114
Retained earnings	28,489	25,402
Unrealized gains on securities	5,516	4,448
Total shareowners' equity	104,288	96,078

	$296,234	$293,103

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed balance sheet at December 31, 2001 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
	2002	2001
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	(in thousands)
Net income	$ 3,087	$ 2,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,934	2,934
Write-off of note receivable	2,760	---
Provision for doubtful accounts receivable	240	(452)
Amortization of intangibles and deferred charges	72	153
Amortization of deferred income	(142)	(151)
Equity in earnings of unconsolidated investments	(145)	(62)
Amortization of deferred lease credit	(199)	(199)
Distributions from unconsolidated investments	95	8
Change in fair value of purchased call options`	---	(417)
Deferred income taxes	(377)	(367)
Changes in assets and liabilities:
Accounts receivable	(2,363)	(1,594)
Inventory	(189)	38
Prepaid expenses and other assets	(1,131)	908
Accounts payable	(182)	(4,216)
Accrued payroll	(7,311)	(10,421)
Amounts due to third party payors	226	(853)
Accrued interest	208	428
Other current liabilities and accrued reserves	5,813	4,172
Entrance fee deposits	(7)	410
Net cash provided by (used in) operating activities	3,389	(7,292)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(2,848)	(874)
Investment in notes receivable	(51)	(78)
Collection of notes receivable	47	2,073
Sale of marketable securities	657	1,691
Net cash provided by (used in) investing activities	(2,195)	2,812

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Increase in cash held by trustee	(782)	(2,973)
Increase (decrease) in minority interests in subsidiaries	36	(4)
Decrease in bond reserve funds, mortgage replacement reserves
and other deposits	20	9
Issuance of common shares	295	160
Collection of receivables	3,760	---
Payments on debt	(5,523)	(1,140)
Increase in financing costs	(2)	(77)
Net cash used in financing activities	(2,196)	(4,025)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,002)	(8,505)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,198	10,011
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 41,196	$ 1,506
Supplemental Information:
Cash payments for interest expense	$ 718	$ 1,365

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareowners' Equity
(in thousands, except share amounts)
(unaudited)

			Receivables			Unrealized	Total Share-
	Common Stock		from Sale	Paid in	Retained	Gains (Losses)	owners'
	Shares	Amount	of Shares	Capital	Earnings	on Securities	Equity

Balance at 12/31/01	11,476,956	$114	$ (4,995)	$71,109	$25,402	$4,448	$ 96,078

Net income	---	---	---	---	3,087	---	3,087
Unrealized gains on securities	---	---	---	---	---	1,068	1,068
Total Comprehensive Income							4,155
Shares sold	40,901	1	---	294	---	---	295
Collection of receivables	---	---	3,760	---	---	---	3,760

Balance at 3/31/02	11,517,857	$115	$ (1,235)	$71,403	$28,489	$ 5,516	$104,288

Balance at 12/31/00	11,245,735	$112	$(5,036)	$69,513	$ 12,202	$(7,257)	$ 69,534
Net income	---	---	---	---	2,389	---	2,389
Unrealized gains on securities	---	---	---	---	---	5,044	5,044
Total Comprehensive Income							7,433
Shares sold	31,193	---	---	160	---	---	160

Balance at 3/31/01	11,276,928	$112	$ (5,036)	$69,673	$14,591	$(2,213)	$ 77,127

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation ("NHC" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2001 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons. Our audited December 31, 2001 financial statements are available at our web site: www.nhccare.com.

Note 2 - OTHER REVENUES:

	Three Months Ended
	March 31
	2002	2001
	(in thousands)

Revenues from management, accounting & financial services	$ 6,656	$6,202
Guarantee fees	53	55
Advisory fees from NHI and NHR	656	809
Dividends and other realized gains on securities	935	956
Equity in earnings of unconsolidated investments	145	74
Interest income	1,298	1,079
Rental income	902	671
Change in fair value of purchased call options	---	417
Other	289	289
	$10,934	$10,552

Revenues from management, accounting and financial services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers. "Other" revenues include non-healthcare related earnings.

Note 3 - GUARANTEES AND CONTINGENCIES:

Guarantees and Related Events

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $39,595,000 at March 31, 2002 and include $24,027,000 of debt of managed and other long-term health care centers and $15,568,000 of debt of National Health Corporation ("National") and the National Health Corporation Employee Stock Ownership Plan ("ESOP").

The $24,027,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of five long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $15,568,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $25,108,000. Of this obligation, $9,540,000 has been included in our debt obligations because we owe National this amount. The remaining $15,568,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and from National to the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to use the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000.

Our long-term debt also includes a bank credit facility (balance of $9,500,000 at March 31, 2002) that matures in November 2002. We currently expect to either retire or refinance that debt when due.

National Short Term Liquidity Demand: Through a guarantee agreement, our senior secured notes have cross-default provisions with other debt of National and the ESOP. Although we currently believe that National and the ESOP are in compliance with the terms of their debt agreements, under the terms of one of their debt obligations to a financial institution (total balance of $12,984,000 at March 31, 2002), the financial institution has the right to put the entire outstanding balance of the debt to National on September 30, 2002. We have been orally advised that the financial institution will extend the "put" date until March 31, 2005; however, if that extension does not materialize or if the lending institution does exercise that put option and National is unable to purchase or refinance the entire outstanding balance of the debt, National's debt along with a substantial portion of NHC's debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.

Note 4 - NEW ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their fair value. We have adopted SFAS 141 and 142 on January 1, 2002. The adoption of these pronouncements did not have a material effect on its consolidated financial position, results of operations or cash flows.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature NHC currently uses to evaluate the recoverability of its real estate properties. NHC adopted the provisions of SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on our financial position, results of operations or cash flows.

Note 5 - LEGAL PROCEEDINGS:

General Liability Lawsuits

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of March 31, 2002, we and/or our managed centers are currently defendants in 119 such claims covering 1996 through 2001. Seventy-eight of these claims are filed in Florida and 41 in all other states. We terminated long-term care center operations in Florida effective September 30, 2000.

During the current fiscal year insurance coverage for incidents occurring in all providers owned, leased or managed by us was maintained through a self-funded captive insurance company which is a Cayman Island corporation qualified as a U.S. subsidiary of ours. The coverage provided through the self-funded captive insurance company includes a primary policy with first dollar coverage. The Company has also obtained an umbrella policy that provides coverage in excess of the primary policy.

The 1999 through 2001 policies we purchased contain a per incident deductible. The 1999 policy has an aggregate limit on our potential deductible obligations. The 2000 and 2001 policies also contain a per incident deductible, however, there is no aggregate limit on our potential deductible obligations.

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

Note 6. NOTES RECEIVABLE

We have various notes receivable totaling $22,534,000, primarily from long-term health care centers to which we provide management or accounting services. During the three months ended March 31, 2002, we wrote-off a $2,760,000 note receivable due from a 120-bed long-term health care center in Missouri that we manage. As a result of the lack of increase in reimbursement rates, the cash flows of this center have declined and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of A Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that the write-off of $2,760,000 was required. We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National HealthCare Corporation ("NHC" or the "Company") operates or manages 85 long-term health care centers with 11,048 beds in 12 states. We provide nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers (85), subacute care units (9), Alzheimer's care units (6), homecare programs (33), assisted living centers (21) and independent living centers (7). In addition, we provide accounting and financial services to owners of 33 long-term health care centers and investment advisory services to National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR").

Critical Accounting Policies

In December 2001, the SEC requested all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Form 10-K annual report for the fiscal year ended December 31, 2001, we identified in MD&A the following critical accounting policies as fitting this definition.

1) Revenue Recognition - third party payors

2) Accrued risk revenues

3) Revenue recognition of uncertain collections

4) Revenue recognition - mortgage interest

5) Potential recognition of deferred income

6) Tax contingencies.

Please refer to MD&A in the 2001 Form 10-K for a more complete discussion of these policies. There are no additional critical accounting policies identified in the first quarter of 2002.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

Results for the three month period ended March 31, 2002 include a 12.1% increase compared to the same period in 2001 in net revenues and a 29.2% increase in net income.

The increase in revenues is primarily due to improved Medicare, Medicaid and private pay rates and improved census.

Revenues from management or accounting and financial services fees, which are included in the Statements of Income in Other Revenues, increased $.5 million or 7.3% in 2002 from $6.2 million in 2001 to $6.7 million in 2002. The increase is primarily due to the recognition of management fees and accounting and financial fees which have been paid in 2002 but which were not being earned in the prior year. During the three months ended March 31, 2002, NHC provided financial and accounting services for 33 facilities as compared to 31facilities during the three months ended March 31, 2001.

Total costs and expenses for the 2002 first quarter increased $10.8 million or 13.3% to $106.1 million from $95.3 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $5.3 million or 9.7% to $59.9 million from $54.6 million. Other operating expenses increased $3.7 million or 14.0% to $29.1 million for the 2002 period compared to $25.4 million in the 2001 period. Rent decreased $.1 million or .9% to $10.4 million from $10.5 million. Depreciation and amortization decreased 5.1% to $3.0 million. Interest costs decreased $.6 million to $.9 million. Increases in salaries, wages and benefits are due primarily to increased bonus and benefit programs compared to the quarter a year ago. The increases result both from inflationary increases and from changes in the benefit programs.

Increases in other operating costs and expenses are due to inflationary increases and higher occupancies in assisted living and independent living services. Expenses this year included a loss of $2,760,000 for the write-off of a note receivable.

This note receivable is due from a 120-bed long-term health care center in Missouri that we manage. During the three months ended March 31, 2002, as a result of the lack of increase in reimbursement rates, the cash flows of this center declined and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of A Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that the write-offs of $1,760,000 was required. We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

The total census at owned and leased centers for the quarter averaged 93.21% compared to an average of 93.26% for the same quarter a year ago.

Liquidity and Capital Resources

Net cash provided by operating activities during the first three months of 2002 totaled $3.4 million compared to $7.3 million used in operating activities in the prior year period. The increase in cash generated from operating activities is due primarily to increases in net income, and change in working capital.

Cash flows used in investing activities during the first three months of 2002 totaled $2.2 million compared to $2.8 million provided by investing activities in the same period in 2001. Cash used for additions to property and investment in notes receivable totaled $2.9 million in 2002 compared to $1.0 million in 2001. Cash provided by sales of marketable securities totaled $.7 million compared to $1.7 million in 2001. Collections of notes receivable generated $.1 million in 2002 compared to $2.1 million in 2001.

Cash used in financing activities totaled $2.2 million in the first three months of 2002 compared to $4.0 million for the same period in 2001. Cash used for payments of debt totaled $5.5 million and increases in cash held by trustees totaled $.8 million offset in part by $3.8 million collects of notes receivable in 2002. In the prior year, cash flows used totaled $1.1 million for payments on debt and $3.0 million for increase in cash held by trustee.

Reduction of Long-Term Debt

At March 31, 2002, our ratio of long-term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 29.3%.

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, our borrowing capacity are expected to be adequate to finance any scheduled debt reductions plus our operating requirements and growth and development plans for 2002 and into 2003.

Guarantees and Contingencies

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $39,595,000 at March 31, 2001 and include $24,027,000 of debt of managed and other long-term health care centers and $15,568,000 of debt of National and the ESOP.

The $24,027,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of five long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $15,568,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $25,108,000. Of this obligation, $9,540,000 has been included in our debt obligations because we owe National this amount. The remaining $15,568,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and from National to the ESOP. Additionally, under the amended terms of one of these note agreements and an oral extension currently being documented in the other, the lending institutions have the right to put to use the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000.

Our long-term debt also includes a bank credit facility (total balance of $9,500,000 at March 31, 2002) that matures in November 2002. We currently expect to either retire or refinance that debt when due.

National Short Term Liquidity Demand: Through a guarantee agreement, our senior secured notes have cross-default provisions with other debt of National and the ESOP. Although we currently believe that National and the ESOP are in compliance with the terms of their debt agreements, under the terms of one of their debt obligations to a financial institution (total balance of $12,984,000 at March 31, 2002), the financial institution has the right to put the entire outstanding balance of the debt to National on September 30, 2002. We have been orally advised that the financial institution will extend the "put" date until March 31, 2005; however, if that extension does not materialize or if the lending institution does exercise that put option and National is unable to purchase or refinance the entire outstanding balance of the debt, National's debt along with a substantial portion of NHC's debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their fair value. We have adopted SFAS 141 and 142 on January 1, 2002. The adoption of these pronouncements did not have a material effect on its consolidated financial position, results of operations or cash flows.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature NHC currently uses to evaluate the recoverability of its real estate properties. NHC adopted the provisions of SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on our financial position, results of operations or cash flows.

Litigation

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of March 31, 2002, we and/or our managed centers are currently defendants in 119 such claims covering 1996 through 2001. Seventy-eight of these claims are filed in Florida and 41 in all other states. We terminated long-term care center operations in Florida effective September 30, 2000.

During the current fiscal year, insurance coverage for incidents occurring in all providers owned, leased or managed by us was maintained through a self-funded captive insurance company which is a Cayman Island corporation qualified as a U.S. subsidiary of ours. The coverage provided through the self-funded captive insurance company includes a primary policy with first dollar coverage. The Company has also obtained an umbrella policy that provides coverage in excess of the primary policy.

The 1999 through 2001 policies we purchased contain a per incident deductible. The 1999 policy has an aggregate limit on our potential deductible obligations. The 2000 and 2001 policies also contain a per incident deductible, however, there is no aggregate limit on our potential deductible obligations.

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

See the notes to the quarterly financial statement, and "Item 1. Business" as is found in our 2001 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web side at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3. Quantitative and Qualitative Information About Market Risk

Interest Rate Risk--

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $32.3 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $18.1 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $107,000. As of March 31, 2002, $27.2 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $24.9 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $119,000.

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

(a) The annual meeting of the shareholders was held on April 16, 2002.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of W. Andrew Adams and Ernest G. Burgess, III to serve as directors for terms of three years or until their successors have been fully elected and qualified.

Nominee	Voting For	Withholding Authority	Percent for
W. Andrew Adams	9,879,859	39,074	99.60%
Ernest G. Burgess, III	9,888,213	30,720	99.69%

PROPOSAL NO. 2: Approve and ratify the NHC "Executive Officer Performance Based Compensation Plan".

Voting For	Voting Against	Abstaining	Percent For
8,796,262	104,533	27,284	88.68%

PROPOSAL NO. 3. Ratify the implementation of the 2002 Stock Option Plan Pursuant to which 1,250,000 shares will be available to grant for stock options, employee stock purchase plan needs and physician stock purchase plan needs.

Voting For	Voting Against	Abstaining	Percent For
7,456,995	1,454,866	16,217	75.18%

PROPOSAL NO. 4. Amend the Articles of Incorporation to reduce the minimum number of directors from six to five.

Voting For	Voting Against	Abstaining	Percent For
9,876,239	30,829	11,865	99.57%

PROPOSAL NO. 5. Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 2002.

Voting For	Voting Against	Abstaining	Percent For
9,666,884	204,803	47,246	97.50%

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

(a) List of exhibits - None required

(b) Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date May 10, 2002	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date May 10, 2002	/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer