Form 10-Q
period 2002-06-30
NATIONAL HEALTHCARE CORP
filed 2002-08-14
CIK 1047335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended June 30, 2002	Commission file number 333-37185

NATIONAL HEALTHCARE CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	52-2057472
(State or other jurisdiction of	(I.R.S. Employer
incorporate or organization	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (615) 890-2020

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange
Act of 1934 during the preceding 12 months.

Yes x	No

(2) Has been subject to such filing requirements for the past 90 days.

Yes x	No

11,516,477 shares were outstanding as of July 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 101,074	$ 93,400	$ 201,366	$ 182,100
Other revenues	12,691	9,748	23,625	20,300
Net revenues	113,765	103,148	224,991	202,400

COSTS AND EXPENSES:
Salaries, wages and benefits	59,829	54,396	119,755	109,025
Other operating	32,609	28,633	61,682	54,125
Rent	10,362	10,038	20,756	20,535
Write-off of note receivable	---	---	2,760	---
Depreciation and amortization	3,001	3,202	6,006	6,369
Interest	887	1,380	1,813	2,920
Total costs and expenses	106,688	97,649	212,772	192,974

INCOME BEFORE INCOME TAXES	7,077	5,499	12,219	9,426

INCOME TAX PROVISION	(2,846)	(2,250)	(4,901)	(3,788)

NET INCOME	$ 4,231	$ 3,249	$ 7,318	$ 5,638

EARNINGS PER SHARE:
Basic	$ .37	$ .29	$ .64	$ .50
Diluted	$ .35	$ 28	$ .61	$ .48

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,504,101	11,277,018	11,511,186	11,256,465
Diluted	11,970,708	11,714,249	11,962,768	11,643,284

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30	December 31
	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 57,701	$ 42,198
Cash held by trustees	9,912	8,921
Marketable securities	50,381	45,424
Accounts receivable, less allowance for
doubtful accounts of $8,182 and $7,703	39,437	39,123
Notes receivable	393	398
Notes receivable from ESOP	10,714	5,357
Inventory at lower of cost (first-in,
first-out method) or market	4,551	4,343
Deferred income taxes	398	2,132
Prepaid expenses and other assets	1,746	892
Total current assets	175,233	148,788

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	173,459	166,423
Less accumulated depreciation and amortization	(89,266)	(83,076)
Net property and equipment:	84,193	83,347

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	86	88
Unamortized financing costs	493	587
Notes receivable	17,994	22,938
Notes receivable from National	11,962	9,964
Notes receivable from ESOP	7,143	12,500
Deferred income taxes	11,034	10,337
Minority equity investments and other	4,533	4,554
Total other assets	53,245	60,968

	$312,671	$293,103

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2001 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREOWNERS' EQUITY

	June 30	December 31
	2002	2001
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 14,998	$ 13,482
Trade accounts payable	7,030	7,190
Accrued payroll	29,079	31,154
Amounts due to third-party payors	30,185	29,712
Accrued risk reserves	30,171	22,528
Accrued interest	597	204
Other current liabilities	10,748	8,698
Total current liabilities	122,808	112,968

LONG-TERM DEBT, LESS CURRENT PORTION	34,508	40,029
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	2,054	2,146
OTHER NONCURRENT LIABILITIES	11,619	11,619
DEFERRED LEASE CREDIT	7,442	7,841
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	786	728
DEFERRED INCOME	22,319	21,694
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares
authorized; 11,516,477 and 11,245,735 shares,
respectively, issued and outstanding	115	114
Capital in excess of par value, less notes receivable	70,484	66,114
Retained earnings	32,720	25,402
Unrealized gains on securities	7,816	4,448
Total shareowners' equity	111,135	96,078

	$312,671	$293,103

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed balance sheet at December 31, 2001 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$ 7,318	$ 5,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,871	6,062
Write-off of note receivable	2,760	---
Provision for doubtful accounts receivable	479	(858)
Amortization of intangibles and deferred charges	135	345
Amortization of deferred income	(328)	(356)
Deferred income	987	---
Equity in earnings of unconsolidated investments	(152)	(122)
Amortization of deferred lease credit	(399)	(398)
Distributions from unconsolidated investments	135	111
Change in fair value of purchased call options`	---	(333)
Deferred income taxes	(1,212)	(933)
Changes in assets and liabilities:
Accounts receivable	1,383	2,949
Inventory	(208)	91
Prepaid expenses and other assets	(854)	467
Accounts payable	(160)	(7,680)
Accrued payroll	(2,075)	(4,145)
Amounts due to third party payors	473	(1,927)
Accrued interest	393	(44)
Other current liabilities and accrued risk reserves	9,693	7,677
Entrance fee deposits	(34)	269
Net cash provided by operating activities	24,205	6,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(6,717)	(2,622)
Investment in notes receivable	(2,098)	(4,160)
Collection of notes receivable	113	7,846
Sale of marketable securities	660	6,888
Net cash provided by (used in) investing activities	(8,042)	7,952

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	---	3,493
Increase in cash held by trustee	(991)	(3,224)
Increase in minority interests in subsidiaries	58	13
Decrease in bond reserve funds, mortgage replacement reserves
and other deposits	2	2
Issuance of common shares	270	161
Collection of receivables	4,101	12
Payments on debt	(4,097)	(6,360)
Increase in financing costs	(3)	(83)
Net cash used in financing activities	(660)	(5,986)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,503	8,779
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,198	10,011
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 57,701	$ 18,790
Supplemental Information:
Cash payments for interest expense	$ 1,420	$ 3,115

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareowners' Equity
(in thousands, except share amounts)
(unaudited)

			Receivables			Unrealized	Total Share-
	Common Stock		from Sale	Paid in	Retained	Gains (Losses)	owners'
	Shares	Amount	of Shares	Capital	Earnings	on Securities	Equity

Balance at 12/31/01	11,476,956	$114	$ (4,995)	$71,109	$25,402	$ 4,448	$ 96,078

Net income	---	---	---	---	7,318	---	7,318
Unrealized gains on securities	---	---	---	---	---	3,368	3,368
Total Comprehensive Income							10,686
Shares sold	39,521	1	---	269	---	---	270
Collection of receivables	---	---	4,101	---	---	---	4,101

Balance at 6/30/02	11,516,477	$115	$ (894)	$71,378	$32,720	$ 7,816	$111,135

Balance at 12/31/00	11,245,735	$112	$ (5,036)	$69,513	$12,202	$(7,257)	$ 69,534
Net income	---	---	---	---	5,638	---	5,638
Unrealized gains on securities	---	---	---	---	---	6,023	6,023
Total Comprehensive Income							11,661
Shares sold	31,293	---	---	161	---	---	161
Collection of receivables	---	---	12	---	---	---	12

Balance at 6/30/01	11,277,028	$112	$ (5,024)	$69,674	$17,840	$(1,234)	$ 81,368

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

Note 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          The unaudited condensed consolidated financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation ("NHC" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2001 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to shareowners have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons. Our audited December 31, 2001 financial statements are available at our web site: www.nhccare.com.

Note 2 - OTHER REVENUES:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(in thousands)

Revenues from management, accounting & financial services	$ 8,286	$4,509	$14,943	$10,711
Guarantee fees	47	60	101	115
Advisory fees from NHI and NHR	667	806	1,323	1,615
Dividends and other realized gains on securities	938	959	1,873	1,498
Equity in earnings of unconsolidated investments	7	60	152	134
Interest income	1,362	1,823	2,660	3,319
Rental income	1,059	1,414	1,961	2,085
Change in fair value of purchased call options	---	(84)	---	333
Other	325	201	613	490
	$12,691	$9,748	$23,625	$20,300

          Revenues from management, accounting and financial services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers. "Other" revenues include non-healthcare related earnings.

Note 3 - GUARANTEES AND CONTINGENCIES:

Guarantees and Related Events

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $39,073,000 at June 30, 2002 and include $23,964,000 of debt of managed and other long-term health care centers and $15,109,000 of debt of National Health Corporation ("National") and the National Health Corporation Employee Stock Ownership Plan ("ESOP").

The $23,964,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of five long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $15,109,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $24,368,000. Of this obligation, $9,259,000 has been included in our debt obligations because we owe National this amount. The remaining $15,109,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and from National to the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions which own this debt have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000. We would then be able to pursue recovery from NHI and National for the respective amounts.

Our long-term debt also includes a bank credit facility (balance of $9,500,000 at June 30, 2002) that matures in November 2002. We currently expect to either retire or refinance that debt when due.

Through a guarantee agreement, our senior secured notes have cross-default provisions with other debt of National and the ESOP. Although we currently believe that National and the ESOP are in compliance with the terms of their debt agreements, under the terms of one of their debt obligations to a financial institution (total balance of $12,313,000 at June 30, 2002), the financial institution has the right to put the entire outstanding balance of the debt to National on March 31, 2005. If the lending institution does exercise that put option on that date and National is unable to purchase or refinance the entire outstanding balance of the debt, National's debt along with a substantial portion of NHC's debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.

Note 4 - NEW ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their fair value. We have adopted SFAS 141 and 142 on January 1, 2002. The adoption of these pronouncements did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Note 5 - LEGAL PROCEEDINGS:

General Liability Lawsuits

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of June 30, 2002, we and/or our managed centers are currently defendants in 110 such claims covering 1996 through 2001. Sixty-three of these claims are filed in Florida and 47 in all other states. We terminated long-term care center operations in Florida effective September 30, 2000.

During the current fiscal year, insurance coverage for incidents occurring in all providers that are owned, leased or managed by us is primarily maintained through a self-funded captive insurance company which is a Cayman Island corporation qualified and taxed as a domestic NHC subsidiary. The coverage provided through the self-funded captive insurance company includes a reimbursement provision for losses up to $1,000,000 per claim. The Company has also obtained an umbrella policy that provides coverage in excess of this $1,000,000 per claim. Certain managed centers have a separate policy purchased from a commercial carrier.

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

Note 6. NOTES RECEIVABLE

We have various notes receivable totaling $20,345,000, primarily from long-term health care centers to which we provide management or accounting services. During the three months ended March 31, 2002, we wrote-off a $2,760,000 note receivable due from a 120-bed long-term health care center in Missouri that we manage. The write-off was recorded during the three months ended March 31, 2002. As a result of the lack of increase in reimbursement rates, the cash flows of this center had declined and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that the write-off of $2,760,000 was required. We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National HealthCare Corporation ("NHC" or the "Company") operates or manages 82 long-term health care centers with 10,499 beds in 11 states. We provide nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers (82), subacute care units (9), Alzheimer's care units (6), homecare programs (32), assisted living centers (21) and independent living centers (7). In addition, we provide accounting and financial services to owners of 37 long-term health care centers and investment advisory services to National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR").

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

             2)          Accrued risk reserves

             3)          Revenue recognition of uncertain collections

             4)          Revenue recognition - mortgage interest

             5)          Potential recognition of deferred income

             6)          Tax contingencies

Please refer to MD&A in the 2001 Form 10-K for a more complete discussion of these policies. There are no additional critical accounting policies identified in the first or second quarter of 2002.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

Results for the three month period ended June 30, 2002 include an 10.3% increase compared to the same period in 2001 in net revenues and a 30.3% increase in net income.

The increase in net patient revenues is primarily due to improved Medicare, Medicaid and private pay rates and improved census mix.

Revenues from management or accounting and financial services fees, which are included in the Statements of Income in Other Revenues, increased $3.8 million or 83.8% in 2002 from $4.5 million in 2001 to $8.3 million in 2002. The increase is primarily due to the recognition of management fees and accounting and financial fees which have been paid and earned in 2002 but which were not received and were doubtful of collection in the prior year. During the three months ended June 30, 2002, NHC provided financial and accounting services for 37 facilities as compared to 31 facilities during the three months ended June 30, 2001.

Total costs and expenses for the 2002 second quarter increased $9.0 million or 9.3% to $106.7 million from $97.6 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $5.4 million or 10.0% to $59.8 million from $54.4 million. Other operating expenses increased $4.0 million or 13.9% to $32.6 million for the 2002 period compared to $28.6 million in the 2001 period. Rent increased $.3 million or 3.2% to $10.4 million from $10.0 million. Depreciation and amortization decreased 6.3% to $3.0 million. Interest costs decreased $.5 million to $.8 million.

Increases in salaries, wages and benefits are due primarily to increased bonus and benefit programs compared to the quarter a year ago. The increases result both from inflationary increases and from changes in the benefit programs.

Increases in other operating costs and expenses are due to inflationary increases and higher occupancies in assisted living and independent living services. Also contributing to the increase was the write-off of development costs related to the construction of a new retirement and nursing home community.

The total census at owned and leased centers for the quarter averaged 92.9% compared to an average of 93.5% for the same quarter a year ago.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

Results for the six month period ended June 30, 2002 include an 11.2% increase compared to the same period in 2001 in net revenues and a 29.8% increase in net income.

The increase in revenues is primarily due to improved Medicare, Medicaid and private pay rates and improved census mix.

Revenues from management or accounting and financial services fees, which are included in the Statements of Income in Other Revenues, increased $4.2 million or 39.5% in 2002 from $10.7 million in 2001 to $14.9 million in 2002. The increase is primarily due to the recognition of management fees and accounting and financial fees which have been paid and earned in 2002 but which were not received and were doubtful of collection in the prior year. During the six months ended June 30, 2002, NHC provided financial and accounting services for 33 facilities as compared to 31 facilities during the six months ended June 30, 2001.

Total costs and expenses for the 2002 first six months increased $19.8 million or 10.3% to $212.8 million from $193.0 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $10.7 million or 9.8% to $119.8 million from $109.0 million. Other operating expenses increased $7.6 million or 14.0% to $61.7 million for the 2002 period compared to $54.1 million in the 2001 period. Rent increased $.2 million or 1.1% to $20.8 million from $20.5 million. Depreciation and amortization decreased 5.7% to $6.0 million. Interest costs decreased $1.1 million to $1.8 million.

Increases in salaries, wages and benefits are due primarily to increased bonus and benefit programs compared to the quarter a year ago. The increases result both from inflationary increases and from changes in the benefit programs.

Increases in other operating costs and expenses are due to inflationary increases and higher occupancies in assisted living and independent living services. Also contributing to the increase was the write-off of development costs related to the construction of a new retirement and nursing home community.

Expenses this year included a loss of $2,760,000 for the write-off of a note receivable. This note receivable is due from a 120-bed long-term health care center in Missouri that we manage. The write-off was recorded during the three months ended March 31, 2002, as a result of the lack of increase in reimbursement rates, the cash flows of this center declined and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that the write-offs of $2,760,000 was required. We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

The total census at owned and leased centers for the six months averaged 93.0% compared to an average of 93.4% for the same period a year ago.

Liquidity and Capital Resources

Net cash provided by operating activities during the first six months of 2002 totaled $22.0 million compared to $6.8 million provided by operating activities in the prior year period. The increase in cash generated from operating activities is due primarily to increases in net income, and the changes in working capital, including the recognition of accrued risk reserves in excess of current cash requirements.

Cash flows used in investing activities during the first six months of 2002 totaled $5.9 million compared to $8.0 million provided by investing activities in the same period in 2001. Cash used for additions to and acquisitions of property totaled $6.7 million in 2002 compared to $2.6 million in 2001. Cash used for investment in notes receivable totaled $2.1 million in the first six months this year compared to $4.2 million in the six months last year. Collections of notes receivable generated $2.3 million in 2002 compared to $7.8 million in 2001. Cash provided by the sale of marketable securities totaled $.07 million compared to $6.9 million in 2001.

Cash used in financing activities totaled $0.7 million in the first six months of 2002 compared to $6.0 million for the same period in 2001. Proceeds from debt issuance, none this year, totaled $3.5 million in the first six months last year. Increases in cash held by trustees totaled $1.0 million compared to $3.2 million in the six months last year. Collections of receivables totaled $4.1 million compared to none last year. Cash used for payments on debt totaled $4.1 million this year compared to $6.4 million last year.

Reduction of Long-Term Debt

At June 30, 2002, our ratio of total debt to total capitalization (total debt plus deferred income plus shareholders equity) is 27.8%.

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, our borrowing capacity are expected to be adequate to finance any scheduled debt reductions plus our operating requirements and growth and development plans for 2002 and into 2003.

Guarantees and Contingencies

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $39,073,000 at June 30, 2002 and include $23,964,000 of debt of managed and other long-term health care centers and $15,109,000 of debt of National and the ESOP.

The $23,964,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of five long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $15,109,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $24,638,000. Of this obligation, $9,259,000 has been included in our debt obligations because we owe National this amount. The remaining $15,109,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and from National to the ESOP. Additionally, under the amended terms of one of these note agreements and an oral extension currently being documented in the other, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000. We would then be able to pursue recovery from NHI and National for the respective amounts.

Our long-term debt also includes a bank credit facility (total balance of $9,500,000 at June 30, 2002) that matures in November 2002. We currently expect to either retire or refinance that debt when due.

Through a guarantee agreement, our senior secured notes have cross-default provisions with other debt of National and the ESOP. Although we currently believe that National and the ESOP are in compliance with the terms of their debt agreements, under the terms of one of their debt obligations to a financial institution (total balance of $12,313,000 at June 30, 2002), the financial institution has the right to put the entire outstanding balance of the debt to National on March 31, 2005. If the lending institution does exercise that put option on that date and National is unable to purchase or refinance the entire outstanding balance of the debt, National's debt along with a substantial portion of NHC's debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their fair value. We have adopted SFAS 141 and 142 on January 1, 2002. The adoption of these pronouncements did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Health Care Legislation

We continue to be concerned with proposed October 2002 changes in Medicare reimbursement which would, if implemented, negatively affect future operating results of our industry.

Under the current skilled nursing prospective payment system, established by the Balanced Budget Act of 1997, each of our nursing centers are paid a daily rate for each Medicare patient, which rate is based on the relative needs of the individual patient, adjusted for local labor costs. The individual classification groups are called Resource Utilization Groups (RUGS).

Two temporary add-on payments for skilled nursing centers added by the Benefits Improvement and Protection Act of 2000 are scheduled to expire on October 1, 2002.

A 15% reduction in home health payments is also scheduled to begin October 1, 2002. After being offset by inflation updates and other provisions, a net 4.9% estimated reduction in payment rates is expected if implemented.

If these changes go into effect, they will have a material adverse effect on our operating results.

Litigation

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of June 30, 2002, we and/or our managed centers are currently defendants in 110 such claims covering 1996 through 2001. Sixty-three of these claims are filed in Florida and 47 in all other states. We terminated long-term care center operations in Florida effective September 30, 2000.

During the current fiscal year, insurance coverage for incidents occurring in all providers that are owned, leased or managed by us is maintained through a self-funded captive insurance company which is a Cayman Island corporation qualified and taxed as a domestic NHC subsidiary. The coverage provided through the self-funded captive insurance company includes a reimbursement provision for losses up to $1,000,000 per claim. The Company has also obtained an umbrella policy that provides coverage in excess of this $1,000,000 per claim.

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

Item 3. Quantitative and Qualitative Information About Market Risk

Interest Rate Risk--

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $32.3 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $15.9 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $92,000. As of June 30, 2002, $26.6 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $24.9 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $119,000.

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

(a) List of exhibits - None required

(b) Reports on Form 8-K. Form 8-K filed July 2, 2002.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date August 14, 2002	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date August 14, 2002	/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer