Form 10-Q
period 2002-09-30
NATIONAL HEALTHCARE CORP
filed 2002-11-14
CIK 1047335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended September 30, 2002	Commission file number 333-37185

NATIONAL HEALTHCARE CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	52-2057472
(State or other jurisdiction of	(I.R.S. Employer
incorporate or organization	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (615) 890-2020

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange
Act of 1934 during the preceding 12 months.

Yes x	No

(2) Has been subject to such filing requirements for the past 90 days.

Yes x	No

11,277,028 shares were outstanding as of October 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 103,966	$ 97,778	$ 305,332	$ 279,878
Other revenues	12,711	10,737	36,336	31,037
Net revenues	116,677	108,515	341,668	310,915

COSTS AND EXPENSES:
Salaries, wages and benefits	58,256	58,932	178,011	167,957
Other operating	31,975	28,993	93,657	83,118
Rent	10,334	10,208	31,090	30,743
Write-off of notes receivable	5,200	---	7,960	---
Depreciation and amortization	2,994	3,160	9,000	9,529
Interest	778	1,173	2,591	4,093
Total costs and expenses	109,537	102,466	322,309	295,440

INCOME BEFORE INCOME TAXES	7,140	6,049	19,359	15,475

INCOME TAX PROVISION	(2,843)	(2,406)	(7,744)	(6,194)

NET INCOME	$ 4,297	$ 3,643	$ 11,615	$ 9,281

EARNINGS PER SHARE:
Basic	$ .37	$ .32	$ 1.01	$ .82
Diluted	$ .36	$ .31	$ .97	$ .80

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,516,477	11,277,028	11,512,969	11,263,395
Diluted	11,985,555	11,717,847	11,970,383	11,668,214

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30	December 31
	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 77,586	$ 42,198
Cash held by trustees	13,181	8,921
Marketable securities	37,471	45,424
Accounts receivable, less allowance for
doubtful accounts of $8,051 and $7,703	40,074	39,123
Notes receivable	392	398
Notes receivable from ESOP	10,714	5,357
Inventory at lower of cost (first-in,
first-out method) or market	4,668	4,343
Deferred income taxes	1,374	2,132
Prepaid expenses and other assets	1,092	892
Total current assets	186,552	148,788

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	175,717	166,423
Less accumulated depreciation and amortization	(92,344)	(83,076)
Net property and equipment:	83,373	83,347

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	382	88
Unamortized financing costs	442	587
Notes receivable	12,393	22,938
Notes receivable from National	11,954	9,964
Notes receivable from ESOP	7,143	12,500
Deferred income taxes	10,962	10,337
Minority equity investments and other	4,444	4,554
Total other assets	47,720	60,968

	$317,645	$293,103

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

The interim condensed balance sheet at December 31, 2001 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREOWNERS' EQUITY

	September 30	December 31
	2002	2001
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 14,754	$ 13,482
Trade accounts payable	9,040	7,190
Accrued payroll	27,746	31,154
Amount due to third-party payors	29,804	29,712
Accrued risk reserves	30,397	22,528
Accrued interest	429	204
Other current liabilities	11,538	8,698
Total current liabilities	123,708	112,968

LONG-TERM DEBT, LESS CURRENT PORTION	34,217	40,029
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	2,007	2,146
OTHER NONCURRENT LIABILITIES	11,934	11,619
DEFERRED LEASE CREDIT	7,242	7,841
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	830	728
DEFERRED INCOME	23,604	21,694
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares
authorized; 11,516,477 and 11,245,735 shares,
respectively, issued and outstanding	115	114
Capital in excess of par value, less notes receivable	70,579	66,114
Retained earnings	37,017	25,402
Unrealized gains on securities	6,392	4,448
Total shareowners' equity	114,103	96,078

	$317,645	$293,103

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed balance sheet at December 31, 2001 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$ 11,615	$ 9,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,804	9,097
Write-off of notes receivable	7,960	---
Provision for doubtful accounts receivable	348	(812)
Amortization of intangibles and deferred charges	198	908
Amortization of deferred income	(437)	(440)
Deferred income	520	---
Equity in earnings of unconsolidated investments	(233)	(207)
Amortization of deferred lease credit	(599)	(873)
Distributions from unconsolidated investments	293	119
Change in fair value of purchased call options`	---	(317)
Deferred income taxes	(1,160)	(1,237)
Changes in assets and liabilities:
Accounts receivable	(1,299)	5,872
Inventory	(325)	(58)
Prepaid expenses and other assets	(200)	645
Accounts payable	1,850	(9,631)
Accrued payroll	(3,408)	(208)
Amounts due to third party payors	92	(1,060)
Accrued interest	225	208
Other current liabilities and accrued risk reserves	10,709	9,556
Entrance fee deposits	1,827	450
Other noncurrent liabilities	315	---
Net cash provided by operating activities	37,095	21,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(8,830)	(3,381)
Investment in notes receivable	(2,144)	(6,479)
Collection of notes receivable	2,745	8,362
Sale of marketable securities	11,190	5,419
Net cash provided by investing activities	2,961	3,921

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	---	3,493
Increase in cash held by trustee	(4,260)	(2,000)
Increase in minority interests in subsidiaries	102	72
(Increase) decrease in bond reserve funds, mortgage replacement reserves and other deposits	(294)	12
Issuance of common shares	270	161
Collection of receivables from shareowners	4,196	38
Payments on debt	(4,679)	(7,289)
Increase in financing costs	(3)	(83)
Net cash used in financing activities	(4,668)	(5,596)

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,388	19,618
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,198	10,011
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 77,586	$ 29,629
Supplemental Information:
Cash payments for interest expense	$ 2,366	$ 3,885
Cash paid for income taxes	$ 9,404	$ 5,073
The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareowners' Equity
(in thousands, except share amounts)
(unaudited)

			Receivables			Unrealized	Total Share-
	Common Stock		from Sale	Paid in	Retained	Gains (Losses)	owners'
	Shares	Amount	of Shares	Capital	Earnings	on Securities	Equity

Balance at 12/31/01	11,476,956	$114	$ (4,995)	$71,109	$25,402	$ 4,448	$ 96,078

Net income	---	---	---	---	11,615	---	11,615
Unrealized gains on securities	---	---	---	---	---	1,944	1,944
Total Comprehensive Income							13,559
Shares sold	39,521	1	---	269	---	---	270
Collection of receivables	---	---	4,196	---	---	---	4,196

Balance at 9/30/02	11,516,477	$115	$ (799)	$71,378	$37,017	$ 6,392	$114,103

Balance at 12/31/00	11,245,735	$112	$ (5,036)	$69,513	$12,202	$(7,257)	$ 69,534
Net income	---	---	---	---	9,281	---	9,281
Unrealized gains on securities	---	---	---	---	---	9,018	9,018
Total Comprehensive Income							18,299
Shares sold	31,293	---	---	161	---	---	161
Collection of receivables	---	---	38	---	---	---	38

Balance at 9/30/01	11,277,028	$112	$ (4,998)	$69,674	$21,483	$ 1,761	$ 88,032

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

Note 2 - OTHER REVENUES:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
	(in thousands)

Revenues from management, accounting & financial services	$ 9,091	$6,145	$24,033	$16,856
Guarantee fees	40	58	141	173
Advisory fees from NHI and NHR	667	806	1,991	2,420
Dividends and other realized gains on securities	75	479	1,949	1,978
Equity in earnings of unconsolidated investments	81	85	234	219
Interest income	1,427	1,730	4,087	5,050
Rental income	1,025	1,063	2,986	3,148
Change in fair value of purchased call options	---	34	---	367
Other	305	337	915	826
	$12,711	$10,737	$36,336	$31,037

          Revenues from management, accounting and financial services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers. "Other" revenues include non-healthcare related earnings.

Note 3 - GUARANTEES AND CONTINGENCIES:

Guarantees and Related Events

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $34,408,000 at September 30, 2002 and include $20,244,000 of debt of managed and other long-term health care centers and $14,641,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan ("ESOP").

The $20,244,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of four long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $14,641,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $23,613,000. Of this obligation, $8,972,000 has been included in our debt obligations because we owe National this amount. The remaining $14,641,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and from National to the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions which own this debt have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000.

Our long-term debt also includes a bank credit facility (balance of $9,500,000 at September 30, 2002) that matures in November 2002. We currently expect to either retire or refinance that debt when due.

Through a guarantee agreement, our senior secured notes have cross-default provisions with other debt of National and the ESOP. Although we currently believe that National and the ESOP are in compliance with the terms of their debt agreements, under the terms of one of their debt obligations to a financial institution (total balance of $11,750,000 at September 30, 2002), the financial institution has the right to put the entire outstanding balance of the debt to National on March 31, 2005. If the lending institution does exercise that put option on that date and National is unable to purchase or refinance the entire outstanding balance of the debt, National's debt along with a substantial portion of NHC's debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.

Note 4 - NEW ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their fair value. We adopted SFAS 141 and 142 on July 1, 2001 and January 1, 2002, respectively. The adoption of these pronouncements did not have a material effect on our consolidated financial position, results of operations or cash flows.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes certain existing accounting literature, which literature we currently use to evaluate the recoverability of our real estate properties. We adopted the provisions of SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on our financial position, results of operations or cash flows.

Note 5 - LEGAL PROCEEDINGS:

General Liability Lawsuits

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of September 30, 2002, we and/or our managed centers are currently defendants in 110 such claims covering 1996 through 2001. Sixty-three of these claims are filed in Florida and 47 in all other states. We terminated long-term care center operations in Florida effective September 30, 2000.

During the current fiscal year, insurance coverage for incidents occurring in all providers owned, leased or managed by us is maintained through a self-funded captive insurance company which is a Cayman Island corporation qualified and taxed as a domestic NHC subsidiary. The coverage provided through the self-funded captive insurance company includes a primary policy with first dollar coverage. The Company has also obtained an umbrella policy that provides coverage in excess of the primary policy.

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

Note 6. NOTES RECEIVABLE

During the three months ended March 31, 2002, we wrote-off a $2,760,000 note receivable due from a 120-bed long-term health care center in Missouri that we manage. The write-off was recorded as a result of the lack of increase in reimbursement rates, the cash flows of this center had declined and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that the write-off of $2,760,000 was required.

We have various notes receivable totaling $14,740,000, primarily from long-term health care centers to which we provide management or accounting services. During the three months ended September 30, 2002, we recorded a writedown in the amount of $5,200,000 of a first mortgage note receivable. The note is secured by a 538 bed long-term health care facility located in Tennessee which we manage. The facility has experienced a lack of increase in reimbursement rates, diminished cash flows and has not made a principal payment since January of 2000. During the third quarter of 2002, we have prepared revised projections based on the new reimbursement rates effective October 1, 2002. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that based on the projected expected cash flows from the revised budgets and the inability to obtain refinancing resulted in a writedown of $5,200,0000.

We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

Note 7. INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available for sale securities. Unrealized gains and losses on available for sale securities are recorded in shareowners' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities consist of the following at September 30, 2002 and December 31, 2001:

	September 30, 2002		December 31, 2001
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
Marketable equity securities	$26,195	$33,745	$35,719	$40,078
U.S. government securities	1,647	1,740	1,844	1,895
Corporate bonds	1,909	1,986	3,378	3,451
	$29,751	$37,471	$40,941	$45,424

Included in available for sale marketable equity securities are 1,280,442 and 1,505,442 shares of NHI common stock as of September 30, 2002 and December 31, 2001, respectively. The fair value of the NHI common stock was $19,527,000 and $22,281,000 as of September 30, 2002 and December 31, 2001, respectively. The cost value of the NHI common stock was $16,144,000 and $21,559,000 as of September 30, 2002 and December 31, 2001, respectively. Also included in available for sale marketable equity securities are 363,200 shares of NHR common stock as of September 30, 2002 and December 31, 2001. The fair value of the NHR common stock was $5,724,000 and $5,630,000 as of September 30, 2002 and December 31, 2001, respectively. The cost value of the NHR common stock was $3,045,000 as of September 30, 2002 and December 31, 2001.

The amortized cost and estimated fair value of the marketable securities classified as available for sale, by contractual maturity, are as follows:

	September 30, 2002		December 31, 2001
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$ 1,254	$ 1,257	$ 1,574	$ 1,423
1 to 5 years	2,302	2,468	3,042	3,174
6 to 10 years	---	---	606	749
Other securities without stated maturity	26,195	33,746	35,719	40,078
	$29,751	$37,471	$40,941	$45,424

Proceeds from the sale of investments in debt and equity securities during the nine months ended September 31, 2002 and 2001 were $10,721,000 and $8,847,000, respectively. Gross investment gains of $1,198,000 and $281,000 were realized on these sales during the nine months ended September 30, 2002 and 2001, respectively. Gross investment losses of $1,962,000 were realized on these sales during the nine months ended September 30, 2002.

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

             2)          Accrued risk reserves

             3)          Revenue recognition of uncertain collections

             4)          Revenue recognition - mortgage interest

             5)          Potential recognition of deferred income

             6)          Tax contingencies

Please refer to MD&A in the 2001 Form 10-K for a more complete discussion of these policies. There have been no changes in these policies or additional critical accounting policies identified in 2002.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

Results for the three month period ended September 30, 2002 include a 7.5% increase compared to the same period in 2001 in net revenues and an 18.0% increase in net income.

The increase in net patient revenues is primarily due to improved Medicare, Medicaid and private pay rates and improved census mix. However, Medicare cuts beginning October 1, 2002 are expected to reduce revenues by an average of approximately $2.6 million per quarter. See "October 1, 2002 Medicare Rate Cuts" below.

Revenues from management or accounting and financial services fees, which are included in the Statements of Income in Other Revenues, increased $2.9 million or 47.5% in 2002 from $6.1 million in 2001 to $9.1 million in 2002. The increase is primarily due to the recognition of $2,156,000 management fees and accounting and financial fees which have been paid in 2002 but which were doubtful of collection in the prior year. During the three months ended September 30, 2002, NHC provided management and financial and accounting services for 37 facilities as compared to 31facilities during the three months ended September 30, 2001.

Total costs and expenses for the 2002 third quarter increased $7.1 million or 6.9% to $109.5 million from $102.5 million. Salaries, wages and benefits, the largest operating costs of this service company, decreased $.7 million or 1.2% to $58.2 million from $58.9 million. Other operating expenses increased $3.0 million or 10.3% to $32.0 million for the 2002 period compared to $29.0 million in the 2001 period. Rent increased $.1 million or 1.0% to $10.3 million from $10.2 million. Depreciation and amortization decreased 5.3% to $3.0 million. Interest costs decreased $.4 million to $.8 million.

Decreases in salaries, wages and benefits are due primarily to prior year expenses including $5.7 million for a one-time retention bonus program. The decreases are offset in part due to increased costs for recurring bonus and benefit programs in 2002 compared to the same quarter a year ago. The increases result both from inflationary increases and from changes in the benefit programs.

Increases in other operating costs and expenses are due primarily to inflationary increases and higher occupancies in assisted living and independent living services.

Expenses for the quarter include a loss of $5,200,000 for the writedown of a note receivable. This note is secured by a 538 bed long-term health care facility located in Tennessee which we manage. The facility has experienced a lack of increase in reimbursement rates, diminished cash flows and has not made a principal payment since January of 2000. Based on an analysis consistent with the provision of Statement of Financial Accounting Standards No. 114 "Accounting for Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that based on the projected expected cash flows the carrying amount of the note receivable was not realizable and that a writedown of $5,200,000 was required.

The total census at owned and leased centers for the quarter averaged 93.5% compared to an average of 93.3% for the same quarter a year ago.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

Results for the nine month period ended September 30, 2002 include a 9.9% increase in net revenues compared to the same period in 2001 and a 25.1% increase in net income.

The increase in revenues is primarily due to improved Medicare, Medicaid and private pay rates and improved census mix. However, Medicare cuts beginning October 1, 2002 are expected to reduce revenues by an average of approximately $2.6 million per quarter. See "October 1, 2002 Medicare Rate Costs" below.

Revenues from management or accounting and financial services fees, which are included in the Statements of Income in Other Revenues, increased $5.3 million or 17.1% in 2002 from $31.0 million in 2001 to $36.3 million in 2002. The increase is primarily due to the recognition of $3,179,000 management fees and accounting and financial fees which have been paid in 2002 but which were doubtful of collection in the prior year. During the nine months ended September 30, 2002, NHC provided management and financial and accounting services for 37 facilities as compared to 31 facilities during the nine months ended September 30, 2001.

Total costs and expenses for the 2002 first nine months increased $26.9 million or 9.1% to $322.3 million from $295.4 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $10.1 million or 6.0% to $178.0 million from $168.0 million. Other operating expenses increased $10.5 million or 12.7% to $93.7 million for the 2002 period compared to $83.1 million in the 2001 period. Rent increased $.3 million or 1.1% to $31.1 million from $30.7 million. Depreciation and amortization decreased 5.6% to $9.0 million. Interest costs decreased $1.5 million to $2.6 million.

Increases in salaries, wages and benefits are due primarily to increased bonus and benefit programs compared to the nine month period a year ago. The increases result both from inflationary increases and from changes in the benefit programs. The increases are offset in part due to prior year expenses totaling $5.7 million for a one-time retention bonus program.

Increases in other operating costs and expenses are due primarily to inflationary increases and higher occupancies in assisted living and independent living services.

Expenses this year included a loss for the writedown of a first mortgage note receivable. During the three months ended September 30, 2002, we recorded a writedown in the amount of $5,200,000 of a first mortgage note receivable. The note is secured by a 538 bed long-term health care facility located in Tennessee which we manage. The facility has experienced a lack of increase in reimbursement rates, diminished cash flows and has not made a principal payment since January of 2000. During the third quarter of 2002, we have prepared revised projections based on the new reimbursement rates effective October 1, 2002. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that based on the projected expected cash flows from the revised budgets and the inability to obtain refinancing resulted in a writedown of $5,200,0000.

Expenses this year also included a loss of $2,760,000 for the write-off of a note receivable. This note receivable is due from a 120-bed long-term health care center in Missouri that we manage. The write-off was recorded during the three months ended March 31, 2002, as a result of the lack of increase in reimbursement rates, the cash flows of this center declined and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that the write-off of $2,760,000 was required. We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

The total census at owned and leased centers for the nine months averaged 93.2% compared to an average of 93.4% for the same period a year ago.

Liquidity and Capital Resources

Net cash provided by operating activities during the first nine months of 2002 totaled $37.1 million compared to $21.3 million provided by operating activities in the prior year period. The increase in cash generated from operating activities is due primarily to increases in net income increased non-cash charges and the changes in working capital.

Cash flows provided by investing activities during the first nine months of 2002 totaled $3.0 million compared to $3.9 million provided by investing activities in the same period in 2001. Cash used for additions to and acquisitions of property totaled $8.8 million in 2002 compared to $3.4 million in 2001. The current year additions to property included $3.3 million for expansion of a retirement center. Cash used for investment in notes receivable totaled $2.1 million in the first nine months this year compared to $6.5 million in the nine months last year. Collections of notes receivable generated $2.7 million in 2002 compared to $8.4 million in 2001. Cash provided by the sale of marketable securities totaled $11.2million compared to $5.4 million in 2001.

Cash used in financing activities totaled $4.7 million in the first nine months of 2002 compared to $5.6 million for the same period in 2001. Proceeds from debt issuance, none this year, totaled $3.5 million in the first nine months last year. Increases in cash held by trustees totaled $4.3 million compared to $2.0 million in the nine months last year. Collections of receivables for shareowners totaled $4.2 million compared to $38,000 last year. Cash used for payments on debt totaled $4.7 million this year compared to $7.3 million last year.

At September 30, 2002, our ratio of total debt to total capitalization (total debt plus deferred income plus shareholders equity) is 27.0%.

Our long-term debt also includes a bank credit facility (total balance of $9,500,000 at September 30, 2002) that matures in November 2002. We currently expect to either retire or refinance that debt when due.

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, our borrowing capacity are expected to be adequate to finance any scheduled debt reductions plus our operating requirements and growth and development plans for 2002 and 2003.

Guarantees and Contingencies

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $34,408,000 at September 30, 2002 and include $20,244,000 of debt of managed and other long-term health care centers and $14,641,000 of debt of National and the ESOP.

The $20,244,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of nine long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $14,641,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $23,613,000. Of this obligation, $8,972,000 has been included in our debt obligations because we owe National this amount. The remaining $14,641,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and from National to the ESOP. Additionally, under the amended terms of one of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000.

Through a guarantee agreement, our senior secured notes have cross-default provisions with other debt of National and the ESOP. Although we currently believe that National and the ESOP are in compliance with the terms of their debt agreements, under the terms of one of their debt obligations to a financial institution (total balance of $11,750,000 at September 30, 2002), the financial institution has the right to put the entire outstanding balance of the debt to National on March 31, 2005. If the lending institution does exercise that put option on that date and National is unable to purchase or refinance the entire outstanding balance of the debt, National's debt along with a substantial portion of NHC's debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their fair value. We adopted SFAS 141 and 142 on July 1, 2001 and January 1, 2002, respectively. The adoption of these pronouncements did not have a material effect on its consolidated financial position, results of operations or cash flows.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes certain existing accounting literature, which literature we currently use to evaluate the recoverability of its real estate properties. We adopted the provisions of SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on our financial position, results of operations or cash flows.

October 1, 2002 Medicare Rate Cuts

Medicare payments to skilled nursing facilities (SNF's) were cut by approximately 7% to 12% for the fiscal year beginning October 1, 2002.

The cuts occurred because of the expiration of two temporary add-on payments to SNF's. The Balanced Budget Refinement Act (passed in 1999) included a temporary four percent across-the-board increase in SNF payments for RUG rates. The Benefits Improvement and Protection Act (passed in 2000) temporarily raised the nursing case-mix component of the RUGs by 16.67 percent. Both of these add-on payments expired on October 1, 2002. We expect these SNF payment cuts, if fully implemented, to reduce our Medicare revenues by approximately $9 million for the fiscal year beginning October 1, 2002.

These SNF Medicare cuts will also reduce the revenues of the centers which we manage. Our fees to these centers are generally calculated as a percentage of revenues. The cuts will reduce both the current amounts owed for management fees and the cash available to the centers to pay unpaid management fees from prior years. Our management fee reserves are reported as "Other Revenues" on the Statements of Income.

Medicare payments for home health care services were cut by 4.9 percent for the fiscal year beginning October 1, 2002. A 15% cut from the then expected payments was originally included in the Balanced Budget Act of 1997 to achieve a desired level of Medicare expenditures for the 2003 fiscal year. The Centers for Medicare and Medicaid Services announced that effective October 1, 2002, homecare payment rates have been decreased by seven percent from current rates and that the inflation update scheduled at 3.2 percent will be reduced to a 2.1 percent increase. The changes resulted in an overall reduction of 4.9 percent in payment rates from current payment rates for home health care services effective October 1, 2002. We expect, after considering these and other additional Medicare changes, our revenues for homecare services will be reduced by approximately $1.5 million for the fiscal year beginning October 1, 2002.

Litigation

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of September 30, 2002, we and/or our managed centers are currently defendants in 108 such claims covering 1996 through 2001. Sixty-two of these claims are filed in Florida and 46 in all other states. We terminated long-term care center operations in Florida effective September 30, 2000.

During the current fiscal year, insurance coverage for incidents occurring in all providers owned, leased or managed by us is maintained through a self-funded captive insurance company which is a Cayman Island corporation qualified and taxed as a domestic NHC subsidiary. The coverage provided through the self-funded captive insurance company includes a primary policy with first dollar coverage. The Company has also obtained an umbrella policy that provides coverage in excess of the primary policy.

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

This Quarterly Report on Form 10-Q and, other information we provide from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan, and similar statements including, without limitations, those containing words such as "believes", anticipates", "expects", "intends", "estimates", "plans", and other similar expressions are forward-looking statements.

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

See the notes to the quarterly financial statement, and "Item 1. Business" as is found in our 2001 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. The Annual Report on Form 10-K may be found on our web side at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3. Quantitative and Qualitative Information About Market Risk

Interest Rate Risk--

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $32.3 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $10.3 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $77,000. As of September 30, 2002, $28.1 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $22.9 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $107,000.

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

Item 4. Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

(a) List of exhibits - None required

(b) Reports on Form 8-K. Form 8-K filed August 23, 2002 regarding appointment of Richard F. LaRoche, Jr. to Board of Directors.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date November 13, 2002	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date November 13, 2002	/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller

CERTIFICATION

I, W. Andrew Adams, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National HealthCare Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ W. Andrew Adams
W. Andrew Adams
Chairman and President
Chief Executive Officer

CERTIFICATION

I, Donald K. Daniel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National HealthCare Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer