Form 10-K
period 2002-12-31
NATIONAL HEALTHCARE CORP
filed 2003-03-13
CIK 1047335

=============================================================================
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended	Commission File No.
December 31, 2002	333-37185
----------------
NATIONAL HEALTHCARE CORPORATION

(Exact name of registrant as specified in its Corporate Charter)

Delaware	52-2057472
(State of Formation)	(I.R.S. Employer I.D. No.)

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

Indicate by check mark whether the registrant is an accelerated filer:
Yes x No

The aggregate market of voting shares held by nonaffiliates of the registrant was $109,151,139 as of March 4, 2003.

Number of Shares outstanding as of March 4, 2003: 11,596,535

PART 1

------

ITEM 1

BUSINESS

General

National HealthCare Corporation (NHC or the Company) is a Delaware corporation. When we indicate "NHC", we include all subsidiaries, partnerships and limited liability companies in which we have an interest. We principally operate or provide accounting and financial services to long-term health care centers and home health care programs with a focus in the southeastern United States. Our health care centers provide subacute, skilled and intermediate nursing and rehabilitative care. At December 31, 2002, we operated or managed 82 long-term health care centers with a total of 10,499 licensed beds. Of the 82 centers, 33 are managed for other owners. Of the 49 remaining centers, 36 are leased from National Health Investors, Inc. (NHI) and 10 are leased from National Health Realty, Inc. (NHR). We serve as a compensated Investment Advisor to both NHI and NHR. Our homecare programs provide rehabilitative care at a patient's residence. During 2002, we operated 32 homecare programs and provided 420,156 homecare patient visits. We also operate 492 retirement apartments located in seven retirement centers, three of which are leased from NHI, one retirement center leased from NHR and three managed retirement centers. Additionally, we operate 980 assisted living units at 21 centers.

During 2002, we terminated three long-term care management agreements in Indiana while adding two management agreements in Tennessee. We also commenced managing one assisted living center in North Carolina. We also commenced construction on a new 160 bed health care center with a 40 unit attached assisted living complex in Williamson County, Tennessee.

As of December 31, 2002, we operated specialized care units such as Alzheimer's Disease care units (6), sub-acute nursing units (9) and a number of in house pharmacies. Similar specialty units are under consideration at a number of our centers, as well as free standing projects.

Health Care Services Revenues. Health care services we provide include a comprehensive range of services through related or separately structured long-term health care centers, homecare programs, specialized care units, pharmacy operations, rehabilitative services, assisted living centers and retirement centers. In fiscal 2002, 88.9% of our net revenues were derived from such health care services. Highlights of health care services activities during 2002 were as follows:

A. Long-Term Health Care Centers. As described in more detail throughout this document, we operated or managed 82 long-term health care centers as of December 31, 2002, a decrease of one during 2002. Revenues and expenses from 49 of these facilities are reported on our financial statements, while only management fee income is recorded for 33 facilities, as these are managed for third party owners. We generally charge 6% of net revenues for our management services. Average occupancy in these long-term health care centers was 93.2% during the year ended December 31, 2002.

B. Homecare Programs. Our existing homecare programs have increased their total number of visits from 346,256 in 2001 to 420,156 in 2002. Many of our homecare patients are previously discharged from our long-term health care centers. The reimbursement for homecare services under the Medicare program provides for a prospective pay system. Under the homecare prospective payment system, we receive a fixed amount per patient per episode as defined by Medicare guidelines. The homecare prospective payment system commenced October 1, 2000, and we are able to operate effectively under the system.

C. Rehabilitative Services. We have long offered physical, speech, and occupational therapy provided by center specific therapists. We maintained a rehabilitation staff of over 800 highly trained, professional therapists in 2002. The majority of our rehabilitative services are for patients in our owned and managed long-term care centers. We also provide services to health care centers operated by third parties and operate six free standing outpatient rehabilitation clinics in Tennessee and are the designated sports medicine provider for Middle Tennessee State University, Murfreesboro, Tennessee. Our rates for these services are competitive with other market rates.

D. Medical Specialty Units. We require all our centers to participate in the Medicare program, and have expanded our range of offerings by the creation of center-specific medical specialty units such as our six Alzheimer's disease care units and nine subacute nursing units. The services are provided primarily at each NHC operated center, but also at existing specialized care units.

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

G. Managed Care Contracts. We operate four regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of our owned and managed centers. Managed care days have increased from 37,302 in 2000 and 38,625 in 2001 to 42,360 in 2002.

Other Revenues. We generate revenues from advisory services to NHI and NHR (health care real estate investment trusts), accounting and financial services to third party long-term care and assisted living centers, insurance services to our owned and managed centers, dividends and other realized gains on securities and interest income. In fiscal 2002, 11.0% of our net revenues were derived from such other sources. The significant other sources of revenues are described as follows:

A. Advisory Services to National Health Investors, Inc. In 1991, we formed National Health Investors, Inc., as a wholly-owned subsidiary. We then transferred to NHI certain healthcare facilities owned by NHC and distributed the shares of NHI to NHC's shareholders. The distribution had the effect of separating NHC and NHI into two independent public companies. As a result of the distribution, all of the outstanding shares of NHI were distributed to the then NHC investors and listed on the New York Stock Exchange.

NHI entered into an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement") with NHC pursuant to which NHC provides NHI, for a fee, with investment advice, office space, personnel and other services. For its services under the Advisory Agreement, the Advisor is entitled to a base annual compensation of $1,625,000. Compensation paid to executive officers of NHI is credited against this Advisory Fee. NHC executive officers W. Andrew Adams, Robert G. Adams, Richard F. LaRoche, Jr., Donald K. Daniel, Kenneth D. DenBesten and Charlotte A. Swafford serve as executive officers of NHI. Mr. LaRoche retired from management positions in May, 2002, but remains as secretary and general counsel to NHC, NHI and NHR. NHC earned revenues of approximately $2.5 million in 2002 under the terms of the advisory agreement.

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

We also provide management, accounting and financial services to 13 foreclosure properties operated by NHI.

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

For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC. During 2002, NHC's compensation under the advisory agreement was $0.5 million.

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

C. Management Services. We provide management services to long-term health care centers operated by third party owners. We typically charge 6% of the managed centers revenues as a fee for these services. Our revenues from management services were $12.5 million in 2002.

D. Accounting and Financial Services. A large number of facilities have been or are in the process of being transferred from bankrupt organizations or from entities operating in states with economically unreasonable liability insurance premiums into the hands of small operators or not-for-profit entities. In order to broaden our business base, we provide off-site accounting and financial service functions for these entities for separate charges. Since no management of the entity is involved, we are referring to this service as our "Accounting and Financial Services Business". As of December 31, 2002, we perform accounting and financial services for 37 centers. NHC's revenues from accounting and financial services totaled $7.6 million.

E. Insurance Services. NHC owns a licensed Tennessee workers compensation insurance company which either directly or in conjunction with other workers compensation carriers provides such coverage at the majority of NHC operated centers. A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC's owned and managed centers. This company elects to be taxed as a domestic subsidiary. We also self-insure our partners' health insurance benefit program at a cost we believe is less than a commercially obtained policy. Finally, we operate a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies. NHC's revenues from insurance services totaled $12.4 million in 2002.

F. Principal Office. We maintain our home office staff in Murfreesboro, Tennessee in a building owned by a limited partnership, which is 69.7% owned by us.

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

Health Care Centers Under Construction

We presently have ongoing site preparation for a 160 bed certificate of need in Tennessee. We anticipate construction to be finished in the first quarter of 2004. We are financing this project with cash on hand.

Occupancy Rates

The following table shows certain information relating to occupancy rates for our continuing owned, leased, and debt guaranteed managed long-term health care centers:

	Year Ended December 31

	2002	2001	2000

Overall census	93.2%	93.4%	93.9%

Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).

Termination of Florida Health Care Center Operations

Unable to obtain liability insurance in the state of Florida (but not elsewhere), we elected to discontinue our Florida long-term health care center operations on September 30, 2000. At that time in Florida we owned and operated two owned skilled nursing facilities, thirteen leased facilities of which three were freestanding assisted living facilities, and nine third party management contracts. Our former Vice President of Operations and his staff in the state of Florida resigned in August 2000. These individuals, plus additional Florida based outside investors, formed new entities and entered into a series of new leases on the thirteen leased properties and our two owned properties, which leases are for a five-year term. We sold the current assets and current liabilities and leased our furniture, fixtures and leasehold improvements of our owned and leased Florida facilities to the same group of entities. Additionally, and with the consent of the third party owners, the Florida management contracts were assigned to another entity primarily owned and controlled by our former Vice President of Florida Operations. These transactions closed on September 30, 2000, with an effective date of October 1, 2000. New licenses were issued for the respective operators as of that day. Although our obligations for rent payments owed on leased centers remain in effect due to a master lease, we are receiving a credit for lease payments made by the new providers, which were current as of December 31, 2002. Through the master lease agreement, we still maintain a right of first refusal with NHI and NHR to purchase any of the Florida facilities should NHI or NHR receive an offer from an unrelated party.

Homecare Programs

Our home health programs (Homecare) provide nursing and rehabilitative services to individuals in their residences and are licensed by the Tennessee, South Carolina and Florida state governments and certified by the federal government for participation in the Medicare program. Each of our 32 Medicare certified homecare programs is managed by a registered nurse, with speech, occupational and physical therapists either employed by the program or on a contract basis. Homecare visits increased from 346,256 visits in 2001 to 420,156 visits in 2002. Effective October 1, 2000, homecare reimbursement under the Medicare program was totally changed by the implementations of a prospective payment system. Under this prospective payment system, we receive a fixed amount per patient per episode as defined by Medicare guidelines. We are operating effectively and efficiently under the new system.

Assisted Living Units

We presently lease nine and manage 12 assisted living units, eight of which are located within the physical structure of a long-term health care center or retirement center and thirteen of which are freestanding. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Certificates of Need are not necessary to build these projects and we believe that overbuilding has occurred in some of our markets.

Retirement Centers

Our four leased and three managed retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas. In most cases, retirement centers also include long-term health care facilities, either in contiguous or adjacent licensed health care centers. Charges for services are paid from private sources without assistance from governmental programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need such as is required for health care centers. We have, in several cases, developed retirement centers adjacent to our health care properties with an initial construction of 40 to 80 units and which units are rented by the month; thus these centers offer an expansion of our continuum of care. We believe these retirement units offer a positive marketing aspect of our health care centers.

Two of our three managed retirement centers are "continuing care communities", where the resident pays a substantial endowment fee and a monthly maintenance fee. The resident then receives a full range of services - including nursing home care - without additional charge.

One such continuing care community, the 137 unit Richland Place Retirement Center, was opened in January, 1993 and is fully occupied. We opened the 58 unit AdamsPlace in Murfreesboro, Tennessee during 1998 and during 2002 expanded it to 93 units.

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

The following table sets forth sources of patient revenues from health care centers and homecare services for the periods indicated:

	Year Ended December 31
Source	2002	2001	2000
Private	29%	26%	30%
Medicare	31%	34%	29%
Medicaid/Skilled	13%	11%	10%
Medicaid/Intermediate	27%	29%	31%

Total	100%	100%	100%

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

Commencing January 1, 1999 (and as mandated by the Balanced Budget Act of 1997), Medicare changed its former cost reimbursement system to a "Prospective Payment System" (PPS). Under PPS, the center receives a fixed payment which covers all but a few services provided to Medicare patients. Thus the center must not only cover its fixed and normal operating expenses out of this payment, but also physical and speech therapy, drugs and other supplies, and other necessary services of the type provided by skilled nursing facilities. We experienced a material decrease in Medicare revenues in 1999 due to PPS, but were able to also substantially reduce operating expenses. Material reductions were negotiated in therapy, pharmaceutical and other ancillary services. Some legislative changes were made to PPS in late 1999 (the Balanced Budget Retirement Act, or BBRA) and again in December 2000 (the Benefits Improvement and Protection Act, or BIPA), both of which provided some relief from the drastic revenue reductions occasioned by the 1997 BBA. A substantial cut in Medicare payments occurred, however, effective October 1, 2002. See "Medicare Financial Changes". Medicare patients are entitled to have payment made on their behalf to a skilled nursing facility for up to 100 days during each calendar year and a prior 3-day hospital stay is required. A patient must be certified for entitlement under the Medicare program before the skilled nursing facility is entitled to receive Medicare payments and patients are required to pay approximately $101.50 per day after the first 20 days of the covered stay. For details see the section "Medicare Financial Changes".

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

During the fiscal year, each facility receives payments under the applicable government reimbursement program. Medicaid payments are generally "prospective" in that the payment is based upon the prior years actual costs. Medicare payments were "retrospective" through 1998 in that current year payments were designed to reasonably approximate the facility's reimbursable costs during that year. Payments under Medicare for years through 1998 were adjusted to actual allowable costs each year. The actual costs incurred and reported by the facility under the Medicare program were and are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustments of interim payments received from the program. If, as a result of such audits, it is determined that overpayment of benefits were made, the excess amount must be repaid to the government. If, on the other hand, it is determined that an underpayment was made, the government agency makes an additional payment to the operator. We record as receivables the amounts which we expect to receive under the Medicare and Medicaid programs and record into profit or loss any differences in amounts actually received at the time of interim and final settlements. To date, adjustments have not had a material adverse effect on us. For further information, see "Item 3: Legal Proceedings" which describe the settlement of certain litigations concerning Medicare cost reports for 1991-1996. We believe that our payment formulas have been properly applied and that any future adjustments will not be materially adverse. Effective January 1, 1999, and as discussed above, the Medicare program has become prospective in nature. For additional discussion see "Medicare Financial Changes".

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at our facilities will result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments whereby we are responsible for providing, for a fixed fee, all services needed by certain patients. Capitated payments can result in significant losses if patients require expensive treatment not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. For the fiscal year ended December 31, 2002, we derived 31% and 40% of our net patient revenues from the Medicare and Medicaid programs, respectively. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs, therefore, could have a material adverse effect on our profitability. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations. No assurance can be given that such reforms will not have a material adverse effect on us.

Medicare Financial Changes

Government at both the federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including the type of services we provide. On August 5, 1997, the Balanced Budget Act of 1997 ("BBA") was enacted, which contains numerous Medicare and Medicaid cost-saving measures, as well as new anti-fraud provisions. The BBA was projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program. Section 4711 of BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which has required that state Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards; the Boren Amendment was previously the foundation of litigation by nursing homes seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justifications for the proposed rates are published, and which give providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. Several of the states in which we operate are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.

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

The improvements brought about by BBRA and BIPA (including the 4 percent across-the-board increase in RUG payments, the 16.6 percent increase in nursing component, the changes in the SNF market basket, and the 20 percent RUGs add-ons) expired on September 30, 2002. Furthermore, Medicare payments for homecare services were decreased, also effective October 1, 2002. These expirations and cuts reduced our Medicare revenues by approximately $2,700,000 during the fourth quarter of 2002. Unless Congress reinstates the cuts, we estimate a revenue reduction of $10,800,000 from Medicare during 2003. These reductions are having a material adverse effect on our operating results. We, along with our entire industry, are actively working to remind Congress and the Administration of the necessity of the continuation of the BBRA and BIPA.

Industry Distress

With the full implementation of BBA 1997, the long-term health care industry experienced not only material reductions in Medicare revenue and precipitous declines in public companies' market capitalization but also a wave of unanticipated bankruptcies. During 1999 and 2000, five of the nation's largest publicly held companies filed for bankruptcy protection. Only two have emerged. At least four private chains of over 100 facilities each also filed for bankruptcy protection. Currently, it appears that only NHC, and HCR ManorCare, among the largest publicly traded long term care companies, avoided substantial operating losses during the last three years. Although one might expect that this industry collapse would have produced acquisition opportunities for the surviving companies, this has not been the case. In the bankruptcy process, the public companies are discarding ownership in or leases with poorly performing centers, while clinging tenaciously to their best performers. These poorer performers are the target market for our new offsite Accounting and Financial Service contract. Additionally, our advisory agreement with National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR") led into management agreements on four centers during 2000 and nine during 2001.

Competition

In most of the communities in which we operate health care centers, there are other health care centers with which we compete. We lease or operate 82 long-term health care facilities located in eleven states. Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities. There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including us, dominates any of these state's long-term health care markets, except for some small rural markets which might have only one long-term health care facility. In competing for patients and staff with these centers, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of our health care centers are important in obtaining patients, since members of the patient's family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital. We believe that by providing and emphasizing rehabilitative as well as skilled care services at our centers, we will be able to broaden our patient base and to differentiate our centers from competing health care centers.

As we expanded into the assisted living market, we constantly monitored proposed or existing competing assisted living centers. Our development goal is to link our health care centers with our assisted living centers, thereby obtaining a competitive advantage for both. In all but one market where we operate health care centers, we believe the assisted living centers in the area to be sufficient or over sufficient for current population.

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees. In order to enhance our competitive position, we have an educational tuition loan program, an American Dietary Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs. We support the Foundation for Geriatric Education. We also maintain an "Administrator in Training" course, 24 months in duration, for the professional training of administrators. Presently, we have twelve full-time individuals in this program. Four of our six regional vice presidents and 40 of our 82 health care center administrators have graduated therefrom.

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

Employees

As of December 31, 2002, our Administrative Services Contractor plus our managed centers had approximately 12,000 full and part time employees, who we call "Partners". This nomenclature continues even though we are now in corporate rather than partnership form, a transition which occurred effective January 1, 1998. No employees are represented by a bargaining unit. We believe our current relations with our employees are good.

Investor Information

We maintain a worldwide web site at www.nhccare.com. We publish to this web site our 10-Q's, this 10-K, Forms 8-K, and press releases. We do not necessarily have these filed the same day as they are filed with the SEC or released to the public, but rather have a policy of placing these on the web site within two (2) business days of public release or SEC filing.

We also maintain the following documents on the web site, all of which we hereby incorporate herein by reference as though copied verbatim:

The NHC Code of Ethics and Standards of Conduct.

The NHC Restated Audit Committee Charter.

ITEM 2
DESCRIPTION OF PROPERTIES

LONG-TERM HEALTH CARE CENTERS

				Total	Beds under Development	Joined
State	City	Center	Affiliation	Beds	and Special Care Units	NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	50 bed Alzheimer's unit	1973
					10 bed subacute care unit
	Moulton	NHC HealthCare, Moulton	Leased(1)	136		1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned(2)	135		1989
	Rossville	NHC HealthCare, Rossville	Leased(1)	112		1971

Kansas	Chanute	Chanute HealthCare Center	Managed	77		2001
	Council Grove	Council Grove HealthCare Center	Managed	78		2001
	Haysville	Haysville HealthCare Center	Managed	119		2001
	Larned	Larned HealthCare Center	Managed	54		2001
	Sedgwick	Sedgwick HealthCare Center	Managed	56		2001

Kentucky	Dawson Springs	NHC HealthCare, Dawson Springs	Leased(1)	80		1973
	Glasgow	NHC HealthCare, Glasgow	Leased(1)	206		1971
	Madisonville	NHC HealthCare, Madisonville	Leased(1)	94		1973

Massachusetts	Greenfield	Buckley Nursing Home	Managed	120		1999
	Holyoke	Buckley Center for Nursing & Rehab.	Managed	102		1999
	Quincy	John Adams Continuing Care Center	Managed	71		1999
	Taunton	Longmeadow of Taunton	Managed	100		1999

Missouri	Columbia	Columbia HealthCare Center	Managed	97		2001
	Desloge	NHC HealthCare, Desloge	Leased(1)	120		1982
	Joplin	Joplin HealthCare Center	Managed	92		2001
	Joplin	NHC HealthCare, Joplin	Leased(1)	126		1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170		1982
	Macon	Macon Health Care Center	Managed	120	24 bed Alzheimer's unit	1982
	Osage Beach	Osage Beach Health Care Center	Managed	120	24 bed Alzheimer's unit	1982
	St. Charles	Charlevoix HealthCare Center	Managed	142		2001
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120		1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	30 bed Alzheimer's unit	1987
	Springfield	Springfield Rehabilitation and	Managed	120		1982
		Health Care Center
	Town & Country	Town & Country HealthCare Center	Managed	282		2001
	West Plains	West Plains Health Care Center	Leased(1)	120		1982

New Hampshire	Epsom	Epsom Manor	Managed	108		1999
	Manchester	Maple Leaf Health Care Center	Managed	114		1999
	Manchester	Villa Crest Health Care Center	Managed	123		1999

South Carolina	Aiken	Mattie C. Hall Health Care Center	Managed	176		1982
	Anderson	NHC HealthCare, Anderson	Leased(1)	290	44 bed subacute care unit	1973
	Clinton	NHC HealthCare, Clinton	Leased(1)	131		1993
	Columbia	NHC HealthCare, Parklane	Leased(1)	120	30 bed Alzheimer's unit	1997
					19 bed subacute care unit
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152		1973
	Greenville	NHC HealthCare, Greenville	Leased(1)	176		1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176		1973
	Lexington	NHC HealthCare, Lexington	Leased(1)	120	12 bed subacute care unit	1994
	Mauldin	NHC HealthCare, Mauldin	Leased(1)	120	30 bed Alzheimer's unit	1997
	Murrells Inlet	NHC HealthCare, Garden City	Leased(1)	88		1992
	North Augusta	NHC HealthCare, North Augusta	Leased(1)	132		1991
	Sumter	NHC HealthCare, Sumter	Managed	138		1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98		1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	20 bed subacute care unit	1971
	Chattanooga	NHC HealthCare, Hamilton County	Managed	520		1999
	Columbia	NHC HealthCare, Columbia	Leased(1)	106	12 bed subacute care unit	1973
	Columbia	NHC HealthCare, Hillview	Leased(1)	92		1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94		1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191		1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120		1976
	Farragut	NHC HealthCare, Farragut	Leased(1)	60		1998
	Franklin	Franklin Manor	Leased(1)	47		1997
	Franklin	NHC HealthCare, Franklin	Leased(1)	80		1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122		1987
	Humboldt	Tennessee State Veterans Home	Managed	120		2002
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	16 bed subacute care unit	1971
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	172	12 bed subacute care unit	1977
	Knoxville	NHC HealthCare, Knoxville	Leased(1)	139		1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96		1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	62		1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	102		1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60		1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150		1971
	Milan	NHC HealthCare, Milan	Leased(1)	123		1971
	Murfreesboro	AdamsPlace	Leased(1)	60	30 beds under development	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	69 bed subacute care unit	1974
	Murfreesboro	Tennessee State Veterans Home	Managed	120		2002
	Nashville	The Health Center of Richland Place	Managed	107		1992
	Nashville	NHC HealthCare, Nashville	Leased(1)	124		1975
	Nashville	West Meade Place	Managed	120		1993
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128		1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102		1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114		1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72		1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	150		1975
	Springfield	NHC HealthCare, Springfield	Leased(1)	107		1973

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120		1973

Washington	Bellingham	Sehome	Managed	115		2000
	Seattle	Park Ridge	Managed	115		2000
	Seattle	Park West	Managed	139		2000

ASSISTED LIVING UNITS

State	City	Center			Assisted Living Units

Alabama	Anniston	NHC Place/Anniston (free-standing)	Leased(1)		68 bed assisted living unit

Arizona	Gilbert	The Place at Gilbert	Managed		54 bed assisted living unit
	Glendale	The Place at Glendale	Managed		40 bed assisted living unit
	Tucson	The Place at Tucson	Managed		60 bed assisted living unit
	Tucson	The Place at Tanque Verde	Managed		42 bed assisted living unit

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)		25 bed assisted living unit
	St. Peters	NHC Place (free-standing)	Leased		100 bed assisted living unit

New Hampshire	Epsom	Heartland Place	Managed		60 bed assisted living unit
	Manchester	Villa Crest Assisted Living	Managed		42 bed assisted living unit

South Carolina	Conway	The Place at Conway	Managed		52 bed assisted living unit

Tennessee	Chattanooga	Standifer Place (free-standing)	Managed		36 bed assisted living unit
	Dickson	NHC HealthCare, Dickson	Leased(1)		20 bed assisted living unit
	Farragut	NHC Place, Farragut (free-standing)	Leased(1)		84 bed assisted living unit
	Gallatin	The Place at Gallatin	Managed		49 bed assisted living unit
	Johnson City	NHC HealthCare, Johnson City	Leased(1)		15 bed assisted living unit
	Kingsport	The Place at Kingsport	Managed		49 bed assisted living unit
	Murfreesboro	AdamsPlace (free-standing)	Leased(1)		84 bed assisted living unit
	Nashville	Richland Place	Managed		32 bed assisted living unit
	Smithville	NHC HealthCare, Smithville	Leased(1)		7 bed assisted living unit
	Somerville	NHC HealthCare, Somerville	Leased(1)		12 bed assisted living unit
	Tullahoma	The Place at Tullahoma	Managed		49 bed assisted living unit

RETIREMENT APARTMENTS

State	City	Retirement Apartments	Affiliation	Units		Established

Kansas	Larned	Larned HealthCare Center	Managed	19		2001

Missouri	St. Charles	Lake St. Charles Retirement	Leased(1)	155		1984
		Apartments

Tennessee	Chattanooga	Standifer Place	Managed	28
	Chattanooga	Parkwood Retirement Apartments	Leased(1)	32		1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63		1987
	Murfreesboro	AdamsPlace	Leased(1)	58		1997
	Nashville	Richland Place Retirement Apartments	Managed	137		1993

HOMECARE PROGRAMS

State	City	Homecare Programs	Affiliation			Established

Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned			1994
	Chipley	NHC HomeCare of Chipley	Owned			1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned			1994
	Marianna	NHC HomeCare of Marianna	Owned			1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned			1999
	Ocala	NHC HomeCare of Ocala	Owned			1996
	Panama City	NHC HomeCare of Panama City	Owned			1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned			1994
	Quincy	NHC HomeCare of Quincy	Owned			1994
	Stuart	NHC HomeCare of Stuart	Owned			1996
	Tallahassee	NHC HomeCare of Tallahassee	Owned			1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned			1997

South Carolina	Aiken	NHC HomeCare of Aiken	Owned			1996
	Greenwood	NHC HomeCare of Greenwood	Owned			1996
	Laurens	NHC HomeCare of Laurens	Owned			1996

Tennessee	Athens	NHC HomeCare of Athens	Owned			1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned			1985
	Columbia	NHC HomeCare of Columbia	Owned			1977
	Cookeville	NHC HomeCare of Cookeville	Owned			1976
	Dickson	NHC HomeCare of Dickson	Owned			1977
	Johnson City	NHC HomeCare of Johnson City	Owned			1978
	Knoxville	NHC HomeCare of Knoxville	Owned			1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned			1977
	Lebanon	NHC HomeCare of Lebanon	Owned			1997
	Lewisburg	NHC HomeCare of Lewisburg	Owned			1977
	McMinnville	NHC HomeCare of McMinnville	Owned			1976
	Milan	NHC HomeCare of Milan	Owned			1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned			1976
	Pulaski	NHC HomeCare of Pulaski	Owned			1985
	Somerville	NHC HomeCare of Somerville	Owned			1983
	Sparta	NHC HomeCare of Sparta	Owned			1984
	Springfield	NHC HomeCare of Springfield	Owned			1984

(1) Leased from NHR or NHI

(2) NHC HealthCare/Fort Oglethorpe and NHC HealthCare/Fort Sanders are owned by separate limited partnerships. The Company owns approximately 80% of the partnership interest in Fort Oglethorpe and 25% of the partnership interest in Fort Sanders.

ITEM 3

LEGAL PROCEEDINGS

Braeuning vs. NHC

We were a defendant in a lawsuit styled Braeuning, et al. vs. National HealthCare L.P., et al. filed on April 9, 1996 and settled in December, 2000. The suit alleged that we submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleged that we improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. In our defense of the matter, we asserted that the cost report information of the centers was either appropriately filed or, upon self-audit amendment, reflects adjustments for, among other items, i) correction of unintentional misallocations; ii) instances in which the self-audit process has had to use different source documents due to loss or misplacement of the original source documents; and iii) recalculation of certain nursing time based upon indirect allocation percentages rather than time studies, as were originally used. The cost report periods covered by the suit included 1991 through 1996. A number of amended cost reports were filed and NHC finalized the self-audit process for the years 1995 and 1996. We, the Department of Justice and the Health Care Financing Administration settled the suit by written agreement approved by the Court on December 15, 2000. Pursuant to that Agreement, and based upon the self-audit adjustments as negotiated by the parties, we agreed to a repayment totaling $17,623,000 payable over five years at 6% interest, with no interest for the initial six months. No fines or penalties of any nature are included within this amount. The government also agreed to credit all 1997 and 1998 Routine Cost Limit exception cost report settlements owed by it to us and/or our managed centers against the settlement amount upon finalization of those cost reports. As a result of the approval and payment on the 1997 and 1998 cost reports and certain cash payments by centers we managed, the repayment obligation was extinguished by the last quarter of 2001. In accordance with our revenue recognition policies, we will record the revenues associated with the approved Routine Cost Limit exception cost report settlements when such approvals, including the final cost report audits, are assured.

General Liability Lawsuits

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of December 31, 2002, we and/or our managed centers are currently defendants in 100 such claims covering 1995 through 2002. Fifty-five of these suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000.

When bids were solicited for third party liability coverage for 2002, we were not surprised to find only two companies would quote coverage. Both quotations were so onerous and expensive that we elected to pay the quoted premium into a self-funded captive insurance company. Thus, during 2002, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is maintained through this Cayman Island captive insurance company which is qualified and taxed as a domestic NHC subsidiary.

The coverages for all years include primary policies and umbrella policies. For years 1999 and forward, the policies contain a per incident deductible. Since policy year 2000, there is no aggregate limit on our potential deductible obligations.

We use independent actuaries to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations. It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

Guarantees and Related Third Party Exposure

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $30,071,000 at December 31, 2002 and include $15,908,000 of debt of managed and other long-term health care centers and $14,163,000 of debt of National and the ESOP.

The $15,908,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We agreed to guarantee these obligations in order to obtain management agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $14,163,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $22,841,000. Of this obligation, $8,678,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $14,163,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions at this time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at March 31, 2005.

Debt Cross Defaults--

The $8,678,000 senior secured notes and the $4,643,000 senior notes were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $8,678,000 senior secured notes and our $14,163,000 guarantee described above, and our $4,643,000 senior notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

General

There is certain additional litigation incidental to our business, none of which, in management's opinion, would be material to our financial position or results of operations.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on April 16, 2002, and the results reported in the March 31, 2002, Form 10-Q filed with the SEC on May 10, 2002.

PART II

-------

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY MATTERS

The shares of common stock of National HealthCare Corporation are traded on the American Stock Exchange under the symbol NHC. The closing price for the NHC shares on February 27, 2003 was $18.20. On December 31, 2002, NHC had approximately 4,112 shareholders, comprised of 2,412 shareholders of record and an additional 1,700 shareholders indicated by security position listings. The following table sets out the quarterly high and low sales prices of NHC's shares. NHC paid no dividends during 2001 or 2002.

	Stock Prices
	High	Low

2001
1st Quarter	$10.820	$ 6.875
2nd Quarter	17.700	10.120
3rd Quarter	20.950	12.250
4th Quarter	17.700	14.500

2002
1st Quarter	$17.000	$14.500
2nd Quarter	21.250	15.250
3rd Quarter	21.000	16.500
4th Quarter	21.100	16.750

ITEM 6

SELECTED FINANCIAL DATA

The following table represents selected financial information for the five years ended December 31, 2002. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Operating Data:
Net Revenues	$458,252	$419,967	$462,415	$440,145	$441,214
Expenses	430,806	397,804	445,255	426,110	451,298
Income (Loss) before income taxes	27,446	22,163	17,160	14,035	(10,084)
Income tax provision (benefit)	11,009	8,963	6,942	5,652	(3,685)
Net income (loss)	16,437	13,200	10,218	8,383	(6,399)

Earnings (Loss) per share:
Basic	$ 1.43	$ 1.17	$ .89	$ .73	$ (.58)
Diluted	1.37	1.13	.89	.73	(.58)

Balance Sheet Data:
Total assets	$305,575	$293,103	$273,047	$240,319	$249,688
Long-term debt	26,220	40,029	55,379	45,736	56,311
Debt serviced by other parties	1,952	2,146	2,384	14,911	15,891
Shareowners' equity	120,141	96,078	69,534	53,636	50,315

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview--

National HealthCare Corporation ("NHC" or the "Company") is a leading provider of long-term health care services. We operate or manage 82 long-term health care centers with 10,499 beds in 11 states. We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers. In addition, we provide management and accounting services to owners of long-term health care centers and advisory services to National Health Investors, Inc. ("NHI") and National Health Realty, Inc., ("NHR").

Results of Operations--

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2002, 2001 and 2000.

Percentage of Net Revenues

Year Ended December 31,	2002	2001	2000

Revenues:
Net patient revenues	88.9%	90.0%	89.8%
Other revenues	11.1	10.0	10.1
Net revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	52.1	54.1	55.9
Other operating	27.7	26.6	25.6
Rent	9.0	9.8	9.9
Write-off of notes receivable	1.7	---	---
Depreciation and amortization	2.7	3.0	3.4
Interest	.8	1.2	1.5
Total costs and expenses	94.0	94.7	96.3
Income before income taxes	6.0%	5.3%	3.7%

The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)
	2002 vs. 2001		2001 vs. 2000
(dollars in thousands)	Amount	Percent	Amount	Percent

Revenues:
Net patient revenues	$29,068	7.7%	$(37,508)	(9.0)%
Other revenues	9,217	22.2	(4,368)	(9.4)
Net revenues	38,285	9.1	(41,876)	(9.1)
Costs and Expenses:
Salaries, wages and benefits	11,692	5.2	(30,944)	(12.0)
Other operating	15,326	13.7	(6,607)	(5.6)
Write-off of notes receivable	7,960	100.0	---	---
Rent	63.2		(4,634)	(10.1)
Depreciation and amortization	(365)	(2.9)	(2,970)	(18.9)
Interest	(1,674)	(32.5)	(1,724)	(25.1)
Total costs and expenses	33,002	8.3	(46,879)	(10.5)
Income Before Income Taxes	$ 5,283	23.8%	$ 5,003	29.2%

Our long-term health care services, including therapy and pharmacy services, provided 90% of net patient revenues in 2002, 93% in 2001 and 95% in 2000. Homecare programs, which are included in the long-term health care services, provided 10% of net patient revenues in 2002, 7% in 2001 and 5% in 2000.

The overall census in owned, leased and debt guaranteed managed health care centers for 2002 was 93.2% compared to 93.4% in 2001 and 93.9% in 2000. We opened no new owned or leased long-term care beds in 2002.

Approximately 71% (2002), 74% (2001), and 69% (2000) of our net patient revenues are derived from Medicare, Medicaid, and other government programs. As discussed below in the Critical Accounting Policies section, amounts earned under these programs are subject to review by the third party payors. See that Critical Accounting Policies sections for discussion of the effects that this revenue concentration and the uncertainties related to such revenues have on our revenue recognition policies.

2002 Compared to 2001

Results for 2002 include a 9.1% increase compared to 2001 in net revenues and a 23.8% increase in net income before income taxes.

As shown in the above tables, patient revenues for NHC increased 7.7% in 2002 compared to 2001. The increases in net patient revenues are primarily due to improved Medicare, Medicaid and private pay rates and improved census mix. Increases have been off-set in part by Medicare cuts which were implemented October, 2002. These Medicare cuts reduced our revenues by approximately $2.7 million in our fourth quarter. See "October 1, 2002 Medicare Rate Costs" below.

Also included in 2002 other revenues, we recognized $1.1 million of rent income ($1.2 million in 2001) and $5.2 million of accounting and financial service income ($5.5 million in 2001) from the Florida centers that were divested on October 1, 2000. (See "Divestiture of Florida Operations" below).

Revenues from management or accounting and financial services, which are included in the consolidated statements of income in other revenues, increased $10.4 million or 44.4% in 2002 from $23.5 million in 2001 to $33.9 million in 2002. The increase is due primarily to the recognition of $6.7 million, including $4.0 million from National, of management fees and accounting and financial fees which were received in 2002 but which were doubtful of collection in the prior year. During 2002, NHC provided management and financial and accounting services for 37 facilities as compared to 36 facilities during 2001. Total costs and expenses for 2002 increased $33.0 million or 8.3% to $430.8 million from $397.8 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $11.7 million or 5.2% to $238.6 million from $266.9 million. Other operating expenses increased $15.3 million or 13.7% to $127,045 for 2002 compared to $111.7 million in 2001. Rent increased $.1 million or .1% to $.4 million. Depreciation and amortization decreased 2.9% to $12.4 million. Interest costs decreased 32.5% to $3.5 million.

Increases in salaries, wages and benefits are due primarily to increased bonus and benefit programs compared to 2001. The increases result both from inflationary increases and from changes in the benefit programs. The increases are offset in part due to prior year expenses totaling $5.7 million for a bonus program.

Increases in other operating costs and expenses are due primarily to inflationary increases and higher occupancies in assisted living and independent living services and approximately $1,248,000 of project development costs not considered to be recoverable in future periods.

Interest expense decreased due to lower interest rates on variable rate debt and debt retirement. The weighted average interest rate decreased to 4.7% in 2002 from 5.0% in 2001.

Expenses this year included a loss for the writedown of a first mortgage note receivable. During 2002, we recorded a writedown in the amount of $5,200,000 of a first mortgage note receivable. The note is secured by a 538 bed long-term health care facility located in Tennessee which we manage. The facility has experienced a lack of increase in reimbursement rates, diminished cash flows and has not made a principal payment since January of 2000. During the third quarter of 2002, we have prepared revised projections based on the new reimbursement rates effective October 1, 2002. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that, based on the projected expected cash flows from the revised budgets and the inability to obtain refinancing, a writedown of $5,200,0000 was required.

Expenses this year also included a loss of $2,760,000 for the write-off of a note receivable. This note receivable is due from a 120-bed long-term health care center in Missouri that we manage. The write-off was recorded during the first quarter of 2002. As a result of the lack of increase in reimbursement rates, the cash flows of this center declined and the center had not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that the write-off of $2,760,000 was required. We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

The tax provision remained constant at approximately 40% of income before income taxes.

October 1, 2002 Medicare Rate Cuts

Medicare payments to skilled nursing facilities (SNF's) were cut by approximately 7% to 12% effective October 1, 2002.

The cuts occurred because of the expiration of two temporary add-on payments to SNF's. The Balanced Budget Refinement Act (passed in 1999) included a temporary four percent across-the-board increase in SNF payments for RUG rates. The Benefits Improvement and Protection Act (passed in 2000) temporarily raised the nursing case-mix component of the RUGs by 16.67 percent. Both of these add-on payments expired on October 1, 2002. These SNF payment cuts reduced our Medicare revenues by approximately $2.2 million in the fourth quarter of 2002 and are expected to reduce revenues by $9 million in 2003.

These SNF Medicare cuts will also reduce the revenues of the centers which we manage. Our fees to these centers are generally calculated as a percentage of revenues. The cuts will reduce both the current amounts owed for management fees and the cash available to the centers to pay unpaid management fees from prior years. Our management fee revenues are reported as "Other Revenues" on the Statements of Income.

Regarding Medicare payments for home health care services, the Centers for Medicare and Medicaid Services announced that effective October 1, 2002, homecare payment rates have been decreased by seven percent from current rates and that the inflation update scheduled at 3.2 percent will be reduced to a 2.1 percent increase. The changes resulted in an overall reduction of 4.9 percent in payment rates from current payment rates for home health care services effective October 1, 2002. Including these and other additional Medicare changes, our revenues for homecare services were reduced by approximately $0.4 million for the fourth quarter of 2002 and are expected to reduce revenues by $1.5 million in 2003.

2001 Compared to 2000

Divestiture of Florida Operations--

Because professional liability insurance in the state of Florida was not available, effective October 1, 2000, we ceased all long-term health care operations in Florida. Prior to October 1, 2000, we had owned and operated two long-term health care centers in Florida. In addition, we had leased from NHI and NHR ten long-term health care centers and three assisted living centers in Florida.

Effective October 1, 2000, we leased our two owned long-term health care centers to a group of non-NHC affiliated companies. Furthermore, the individual NHR and NHI leases were terminated effective October 1, 2000, and the centers were leased to new tenants unrelated to us. However, we are still the primary obligor because the properties were originally leased to us pursuant to a master lease. Lease payments received by NHI and NHR from the new leases offset our lease obligations pursuant to the master operating lease. All such payments through December 31, 2002 have been received by NHI and NHR.

We also sold the current assets and current liabilities of our owned and leased Florida facilities to the non-NHC affiliated group of companies in exchange for total notes receivable of approximately $4.5 million. The notes have now been paid in full. We additionally leased to the same group of companies our two owned long-term care centers in Florida and the furniture, fixtures and leasehold improvements of the Florida properties previously leased from NHI and NHR. Finally, we initially entered into agreements to provide certain working capital loans to the non-NHC affiliated group of companies up to a maximum of $4,000 per bed per center. No draws were ever made on the working capital loans and the notes and any obligations thereunder have now been canceled. At December 31, 2002 substantially all required payments have been received from these Florida centers.

Although we do not provide any health care related management services for the two owned centers or the thirteen leased centers, we are providing accounting and financial services for these centers.

We report rent income on our leased property and equipment and income from accounting and financial services only when cash is received for these centers. During the year ended December 31, 2001, we recognized $1.2 million of rent income and $5.5 million of accounting and financial service income from these centers. We reported no similar income from these centers during the period from October 1, 2000 through December 31, 2000.

Also effective October 1, 2000, we ceased all health care management services to another ten Florida long-term health care centers. We continue to provide accounting and financial services to certain of these centers owned by others and previously managed by us.

Results--

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

Revenues from management or accounting and financial services fees, which are included in the Statement of Income in Other Revenues, decreased $5.8 million or 18.3% in 2001 from $31.8 million in 2000 to $26.0 million in 2001. The decrease is primarily due to the receipt of $15.1 million of previously unaccrued management fee revenue from National Health Corporation in 2000. The decrease is partially offset by the recognition of management fees and accounting and financial service fees which were received in 2001 but which were not being earned in 2000 (including the $5.5 million of fees from Florida centers discussed above).

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

Liquidity, Capital Resources and Financial Condition--

Net cash provided by operating activities was $48.6 million for the year ended December 31, 2002, as compared to $34.8 million provided by operating activities for the comparable period in 2001. Cash provided by operating activities for the year ended December 31, 2002 increased from the comparable period in 2001 primarily as a result of the increases in net income, increased non-cash charges and the changes in working capital.

Net cash provided by investing activities was $3.0 million for the year ended December 31, 2002, as compared to $4.2 million used in investing activities for the year ended December 31, 2001. Cash used for the purchase of property and equipment was $12.8 million for the year ended December 31, 2002 and $5.3 million in the comparable period in 2001. Cash invested in notes receivable, net of collections of notes receivable, was $1.9 million net cash collections in 2002 compared to net collections in notes receivable in 2001 of $2.1 million. Cash provided from the sale of marketable securities was $13.7 million in 2002 compared to cash used to purchase securities of $7.2 million in 2001.

Net cash used in financing activities was $24.9 million for the year ended December 31, 2002 as compared to $6.8 million net cash provided by financing activities in 2001. In the 2002 period, we received proceeds from debt issuance of $.1 million compared to $3.5 million in the prior year. Payments on debt were $25.4 million in 2002 compared to $12.4 million in 2001. Increases in cash held by trustees totaled $5.2 million compared to $2.6 million in the prior year. Collections of receivables for shareowners totaled $4.2 million compared to $41,000 in 2001.

In 2002, construction at one continuing care community where we added 32 units to our existing 58-unit retirement center was completed. We have begun construction of a 160 bed long-term care center in Tennessee. Construction costs are being funded out of our working capital.

Our contractual cash obligations for periods subsequent to December 31, 2002 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$ 28,152	$ 2,151	$ 7,303	$ 5,810	$12,888
Obligation to purchase
senior secured notes from
financial institutions	9,372	---	9,372	---	---
Operating leases	196,774	44,946	93,163	58,665	---
Total Contractual Cash
Obligations	$234,298	$47,097	$109,838	$64,475	$12,888

We have guaranteed debt obligations of certain other entities totaling approximately $30,071,000. These guarantees are not included in the table above due to uncertainty about the amount or timing of our obligations under our commitments. We do not anticipate material obligations under these commitments

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity are expected to be adequate to finance our operating requirements and growth and development plans for 2003 and into 2004.

Our charter authorizes the payment of dividends at the discretion of the Board of Directors; however, at present, we do not anticipate paying dividends.

Application of Critical Accounting Policies

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

Revenue Recognition - Third Party Payors - Approximately 63% (2002), 67% (2001), and 62% (2000) of our net revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the third party payors. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized. For the cost report years 1997 and 1998, we have submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. We have received preliminary approval on $14,186,000 of these requests. We have, in addition, made provisions of approximately $12,212,000 for other various Medicare and Medicaid issues for current and prior years. Consistent with our revenue recognition policies, we will record revenues associated with the approved requests and the other various issues when the approvals, including the final cost report audits, are assured. Although still subject to audit and review, approximately $23,785,000 of the routine cost limit exceptions and provisions will be recorded as revenues in 2004 if no further adjustments by the third party payors are made. The amounts to be recorded during 2003 if no further adjustments are made by the third party payors are not significant. Pursuant to our settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al, we entered into a note payable to the Federal government. The 1997 and 1998 routine cost limitation exception amounts which were approved by third party intermediaries during 2001 were reflected by the Federal government as a direct reduction in the note payable. We paid the note payable to the government in full during 2001.

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

Professional liability is an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of December 31, 2002, we and/or our managed centers are defendants in 100 such claims inclusive of years 1996 through 2002. This litigation is expected to take several years to complete and additional claims which are as yet unasserted may arise. It is possible that these claims plus unasserted claims could exceed our insurance coverage and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

During the fiscal year, we maintained insurance coverage for incidents occurring in all providers owned, leased or managed by us. The coverages include both primary policies and umbrella policies. For years 1999 through 2001, the policies contain a per incident deductible. For 2002, we maintain an insurance policy through a captive insurance company with coverage limits of $1 million per occurrence, $3 million per building and $10 million in the aggregate.

Revenue Recognition - Uncertain Collections - We provide management services to certain long-term care facilities and to others we provide accounting and financial services. We generally charge 6% of net revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services. Generally our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided. However, there are certain of the third parties with which we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that the service revenue is not realizable and our policy is to recognize income only in the period in which the amounts are collected. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

Certain of our accounts receivable from private paying patients and certain of our notes receivable are subject to credit losses. We have attempted to reserve for expected accounts receivable credit losses based on our past experience with similar accounts receivable and believe our reserves to be adequate. We continually monitor and evaluate the carrying amount of our notes receivable in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15." It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of the receivables changes over time. We continually review and refine our estimation process to make it as reactive to these changes as possible. However, we cannot guarantee that we will be able to accurately estimate credit losses on these balances. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

Revenue Recognition - Mortgage Interest - We collect interest from long-term care centers from which we have mortgage or other notes receivable. Generally our policy is to recognize interest revenues on an accrual basis as earned. However, there are certain centers for which we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest is not realizable. For these nonperforming investments, our policy is to recognize interest revenue only in the period in which the amounts are collected. This policy could cause revenues to vary significantly from period to period.

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

Tax Contingencies - NHC continually evaluates for tax related contingencies. Contingencies may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. We believe we have adequate provisions for tax contingencies. However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities. The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

Guarantees and Related Third Party Exposure

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $30,071,000 at December 31, 2002 and include $15,908,000 of debt of managed and other long-term health care centers and $14,163,000 of debt of National and the ESOP.

The $15,908,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of five long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $14,163,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $22,841,000. Of this obligation, $8,678,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $14,163,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000.

Debt Cross Defaults--

The $8,678,000 senior secured notes and the $4,643,000 senior notes were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $8,678,000 senior secured notes and our $14,163,000 guarantee described above, and the $4,643,000 senior notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

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

Our investments in marketable securities include an investment in NHI debt securities convertible into NHI common stock. SFAS 133 requires that we account for the NHI debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call option as a hedging instrument, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt security into income over the remaining term of the nonconvertible debt security. At December 31, 2000, the fair value of the purchased call option, as determined using an option pricing model, was approximately $299,000. The change in the fair value of the purchased call option resulted in an increase to other revenues and pretax net income of $367,000 between January 1, 2001 and November 30, 2001, at which time the debt security was converted into common stock of the issuing company. The common stock received in connection with the conversion is recorded as available for sale marketable securities at December 31, 2002.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not amortized but are subject to impairment tests based on their estimated fair value. We have adopted SFAS 141 and 142 effective January 1, 2002. The adoption of SFAS 141 and 142 resulted in the cessation of goodwill amortization of approximately $247,000 per year.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature we currently use to evaluate the recoverability of our real estate properties. We have adopted the provisions of SFAS 144 effective January 1, 2002. The adoption of this pronouncement did not have a material effect on our financial position, results of operations or cash flows.

Impact of Inflation--

Inflation has remained relatively low during the past three years. In addition, historical reimbursement rates under the Medicare and Medicaid programs generally have reflected the underlying increases in health care costs and expenses resulting from inflation. For these reasons, the impact of inflation on profitability has historically not been significant. However, our health care centers began the three-year phase-in of the new Prospective Payment System under the Medicare program effective during 1999. Rates paid under PPS do not necessarily reflect all inflationary changes and are subject to cuts unrelated to inflationary costs. Therefore, there can be no assurance that future rate increases will be sufficient to offset future inflation increases in our labor and other health care service costs.

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

The improvements brought about by BBRA and BIPA (including the 4 percent across-the-board increase in RUG payments, the 16.6 percent increase in nursing component, the changes in the SNF market basket, and the 20 percent RUGs add-ons) expired on September 30, 2002. The resultant reduction in PPS payment rates reduced our revenues by approximately $2,200,000 in the fourth quarter of 2002 and are expected to reduce revenues by approximately $9,000,000 in 2003.

Regarding Medicare payments for home health care services, the Centers for Medicare and Medicaid Services announced that effective October 1, 2002, homecare payment rates have been reduced. The homecare rate reductions reduced our revenues by approximately $0.4 million for the fourth quarter of 2002 and are expected to reduce our revenues by $1.5 million in 2003.

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

Litigation-

Braeuning vs. NHC

We were a defendant in a lawsuit styled Braeuning, et al. vs. National HealthCare L.P., et al. filed on April 9, 1996 and settled in December, 2000. The suit alleged that we submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleged that we improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. In our defense of the matter, we asserted that the cost report information of the centers was either appropriately filed or, upon self-audit amendment, reflects adjustments for, among other items, i) correction of unintentional misallocations; ii) instances in which the self-audit process has had to use different source documents due to loss or misplacement of the original source documents; and iii) recalculation of certain nursing time based upon indirect allocation percentages rather than time studies, as were originally used. The cost report periods covered by the suit included 1991 through 1996. A number of amended cost reports were filed and NHC finalized the self-audit process for the years 1995 and 1996. We, the Department of Justice and the Health Care Financing Administration settled the suit by written agreement approved by the Court on December 15, 2000. Pursuant to that Agreement, and based upon the self-audit adjustments as negotiated by the parties, we agreed to a repayment totaling $17,623,000 payable over five years at 6% interest, with no interest for the initial six months. No fines or penalties of any nature are included within this amount. The government also agreed to credit all 1997 and 1998 routine cost limit exception cost report settlements owed by it to us and/or our managed centers against the settlement amount upon finalization of those cost reports. As a result of the approval and payment on the 1997 and 1998 cost reports and certain cash payments, the repayment obligation was extinguished by the last quarter of 2001. In accordance with our revenue recognition policies, we will record the revenues associated with the approved Routine Cost Limit exception cost report settlements when such approvals, including the final cost report audits, are assured.

General Liability Lawsuits

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of December 31, 2002, we and/or our managed centers are currently defendants in 100 such claims covering the years 1995 through 2002. Fifty-five of these suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000.

When bids were solicited for third party liability coverage for 2002, we were not totally surprised to find only two companies would quote coverage. Both quotations were so onerous and expensive that we elected to pay the quoted premium into a self-funded captive insurance company. Thus, during 2002, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is maintained through this Cayman Island captive insurance company which is qualified and taxed as a domestic NHC subsidiary.

The coverages for all years include both primary policies and umbrella policies. For years 1999 through 2001 forward, the policies contain a per incident deductible. In 2000 and 2001, there is no aggregate limit on our potential deductible obligations. In 2002, the deductibles were eliminated and first dollar coverage is provided through the captive insurance company.

We use independent actuaries to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations. It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Approximately $31.5 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

Approximately $10.5 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $56,000.

As of December 31, 2002, $17.4 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $12.9 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $38,000.

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

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Revenues	$111,226	$113,765	$116,677	$116,584
Net Income	3,087	4,231	4,297	4,822
Basic Earnings Per Share	.27	.37	.37	.42
Diluted Earnings Per Share	.26	.35	.36	.40

2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Revenues	$ 99,252	$103,148	$108,515	$109,052
Net Income	2,389	3,249	3,643	3,919
Basic Earnings Per Share	.21	.29	.32	.35
Diluted Earnings Per Share	.21	.28	.31	.33

The financial statements are included as Exhibit 13 and are incorporated in this Item 8 by reference.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On July 1, 2002, the Board of Directors of National HealthCare Corporation decided to dismiss its independent accountants, Arthur Andersen LLP ("Andersen") and appointed Ernst & Young LLP ("EY") as its new independent accountants. The decision to change accountants was approved by NHC's Board of Directors upon the recommendation of its Audit Committee.

During the two year period ended December 31, 2001 and for the subsequent period through the date hereof, there were no disagreements between NHC and Andersen on any matter of accounting principles of practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two year period ended December 31, 2001 and for the subsequent period through the date hereof.

The audit reports of Andersen on the consolidated financial statements of NHC and subsidiaries as of and for the two years in the period ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During NHC's two year period ended December 31, 2001, and the subsequent period through the date hereof, NHC did not consult with EY regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

--------

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers: We are managed by our Board of Directors. The Board of Directors is divided into three classes. The Directors hold office until the annual meeting for the year in which their term expires and until their successor is elected and qualified. As each of their terms expire, the successor shall be elected to a three-year term. A director may be removed from office for cause only. Officers serve at the pleasure of the Board of Directors for a term of one year. The following table sets forth our directors and the executive officers and vice presidents:

Dr. Olin O. Williams has served as Director of NHC for 31 years. He is a physician and was in private practice in Tennessee for more than 31 years. Dr. Williams also serves on the Board of Directors of the Bank of Murfreesboro and National Health Realty, Inc., and is on the Audit Committee of NHC and NHR.

Mr. W. Andrew Adams has been President since 1974 and Chairman of the Board since 1994. He has extensive long-term health care experience and served as President of the National Council of Health Centers, the trade association for multi-facility long-term health care companies. Adams serves as Chairman of the Board of National Health Investors, Inc., National Health Realty, Inc. and Assisted Living Concepts, Inc. In addition, he serves on the Board of Directors of SunTrust Bank, Nashville. He has an M.B.A. degree from Middle Tennessee State University.

Mr. Robert Adams has served NHC 27 years - 15 years as Senior Vice President including 10 years on the Board of Directors. He also served NHC as a health care center administrator and a Regional Vice President. He is NHC's Chief Operating Officer and serves on the Board of Directors of National Health Realty, Inc. and is Vice President of National Health Investors, Inc. He has a B.S. degree from Middle Tennessee State University.

Mr. Ernest G. Burgess, III served as Senior Vice President of Operations for 20 years before retiring in 1994. His Board of Director's position spans ten years. He has an M.S. degree from the University of Tennessee and also serves on the Board of Directors of National Health Realty, Inc. He is a member of both NHC and NHR's Audit Committee.

Mr. Lawrence C. Tucker has been with Brown Brothers Harriman & Co. ("BBH & Co."), private bankers, for 35 years and became a General Partner of the firm in January 1979. He serves on the firm's steering committee as well as being responsible for the corporate finance activities, which include management of The 1818 Fund, private equity investing partnerships with originally committed capital of approximately $2 billion. He is a director of Riverwood International Corporation, VAALCO Energy Inc., US Unwired, Inc., Z-Tel Technologies, Inc., and Xspedius, Inc. Mr. Tucker has a B.S. degree from Georgia Institute of Technology and an MBA from the Wharton School of the University of Pennsylvania. Mr. Tucker serves on NHC's audit committee.

Mr. Richard F. LaRoche, Jr. has served as NHC's Secretary and General Counsel since 1971 and as Senior Vice President from 1986 until his retirement from this position in May 2002. He was elected by the Board to fill the unexpired term of previous director J. K. Twilla, who retired in early 2002. He has a J.D. degree from Vanderbilt University and an A.B. degree from Dartmouth College. Mr. LaRoche also serves as a director and Secretary of National Health Investors, Inc., Secretary of National Health Realty, Inc., and as a director and audit committee member for Z-Tel Technologies, Inc. He is also on the board of Lodge Manufacturing Company.

Mr. Donald K. Daniel (Vice President and Controller) joined the Company in 1977 as Controller. He received a B.A. degree from Harding University and an M.B.A. from the University of Texas. He is a certified public accountant.

Mr. Kenneth DenBesten (Vice President/Finance) has served as Vice President of Finance since 1992. From 1987 to 1992, he was employed by Physicians Health Care, most recently as Chief Operating Officer. From 1984-1986, he was employed by HealthAmerica Corporation as Treasurer, Vice President of Finance and Chief Financial Officer. Mr. DenBesten received a B.S. in business administration and an M.S. in Finance from the University of Arizona.

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

Mr. D. Gerald Coggin (Vice President/Governmental and Investor Relations) has been employed by NHC since 1973. He is a brother-in-law to Messrs. Adams. He has served as both Administrator and Regional Vice President before being appointed to the present position. He received a B.A. degree from David Lipscomb University and a M.P.H. degree from the University of Tennessee. He is responsible for the Company's rehabilitation, managed care and legislative activities.

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

The NHC Board has found Mr. Tucker, Mr. Burgess and Dr. Williams to be "independent directors" as defined by the SEC and AMEX. For a full discussion, please read NHC's definitive 2003 Proxy Statement which is incorporated hereby by reference as though copied verbatim.

Independent directors receive $2,500 per meeting attended. In addition, starting in 2003, independent directors receive a stock option to purchase 15,000 shares of NHC common stock at a purchase price equal to the closing price of the Corporation Shares at the closing price on the date of the Corporation's annual meeting. There were four Board meetings during 2002. Prior to 2003, the independent directors were given options on 10,000 shares annually.

ITEM II

EXECUTIVE COMPENSATION

Information about our Executive Officers and Board of Directors compensation, including stock option information, is set out in detail in our definitive 2003 Proxy Statement which is accompanying this Annual Report on Form 10-K, and is incorporated by reference herein as though copied verbatim.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number of our shares beneficially owned as of December 31, 2002 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who is known to us to own beneficially 5% or more of the outstanding shares (11,516,577 as of December 31, 2002), (b) by each director, and (c) by all executive officers and directors as a group. Members of our management listed below are all members of management and/or the Board of Directors, but they disclaim that they are acting as a "group" and the table below is not reflective of them acting as a group:

	Number of
	Shares(1)
Names and Addresses	Beneficially	Percentage of
of Beneficial Owner	Owned	Total Shares

W. Andrew Adams, President &
Chief Executive Officer
801 Mooreland Lane
Murfreesboro, TN 37128	1,082,064(3)	9.4%

Dr. Olin O. Williams, Director
2007 Riverview Drive
Murfreesboro, TN 37129	140,842(3)	1.2%

Robert G. Adams, Director, Sr. V.P.
and Chief Operating Officer
2217 Battleground
Murfreesboro, TN 37129	451,432(3)	3.9%

Ernest G. Burgess, III, Director
7097 Franklin Road
Murfreesboro, TN 37128	186,204(3)	1.6%

Richard F. LaRoche, Jr., Director and Secretary
2103 Shannon Drive
Murfreesboro, TN 37129	389,996(3)	3.4%

Lawrence C. Tucker, Director
1818 Fund, II
59 Wall Street
New York NY 10005	690,155(2)(3)	6.0%

Joanne M. Batey, Vice President, Homecare
9165 Big Spring Road
Christiana, TN 37037	54,768(3)	*

D. Gerald Coggin
Vice President, Governmental and Investor Relations
1942 Dilton Mankin Road
Murfreesboro, TN 37129	329,328(3)	2.8%

Donald K. Daniel, Vice President and Controller
1441 Haynes Drive
Murfreesboro, TN 37129	159,695(3)	1.4%

Kenneth D. DenBesten, Vice President, Finance
1610 Wexford Drive
Murfreesboro, TN 37129	59,013(3)	*

David L. Lassiter, Vice President, Corporate Affairs
9110 Brentmeade Blvd.
Brentwood, TN 37027	14,250(3)	*

Julia W. Powell, Vice President, Patient Services
3712 Lascassas Pike
Murfreesboro, TN 37130	87,010(3)	*

Charlotte A. Swafford, Treasurer
915 East Main Street
Murfreesboro, TN 37130	137,176(3)	1.2%

National Health Corporation
P.O. Box 1398
Murfreesboro, TN 37133	1,271,147	11.0%

1818 Fund II
59 Wall Street
New York, NY 10005	690,155	6.0%

FMR Corp.
82 Devonshire Street
Boston, MA 02109	1,054,200	9.1%

All Executive Officers,
Directors as a Group (13)	3,823,559(3)	33.2%

* Less than 1%

(1) Assumes exercise of stock options outstanding. See "Option Plans".

(2) Mr. Tucker, as a general partner of the 1818 Fund II, is attributed the ownership of the 1818 Fund II shares, but does not claim beneficial ownership thereof. Otherwise, all shares are owned beneficially with sole voting and investment power.

(3) Included in the amounts above are 40,000 shares to Mr. Burgess, 40,000 shares to Mr. Tucker, 40,000 shares to Dr. Williams, 55,000 shares to Mr. W. A. Adams, 40,000 shares to Mr. R. G. Adams, 40,000 shares to Mr. LaRoche, 20,000 shares to Ms. Batey, 24,000 shares to Mr. Coggin, 24,000 shares to Mr. Daniel, 24,000 shares to Mr. DenBesten, 13,000 shares to Mr. Lassiter, 20,000 shares to Ms. Powell, and 24,000 shares to Ms. Swafford, of which all may be acquired upon exercise of stock options granted under the Company's 1997 Stock Option Plan and 2002 Stock Option Plan.

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

In January, 1988, we obtained long-term financing of $8.5 million from National for the construction of our headquarters building. The note requires quarterly principal and interest payments. At December 31, 2002, the outstanding balance was approximately $2.6 million. The building is owned by a separate partnership of which we are the general partner and the other building tenants are limited partners. We own 69.7% of the partnership. We have guaranteed the debt service of the building partnership. In addition, our bank credit facility and the senior secured notes were financed through National and National's ESOP. Our interest costs, financing expenses and principal payments are equal to those incurred by National. In October 1991, we borrowed $10.0 million from National. This term note requires quarterly interest payments at 8.5% with the entire principal due at maturity in 2008.

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

National is responsible for the employment of all persons necessary to conduct the business of NHC and set all wages and salaries; the provision of all fringe benefits; the utilization of any qualified leveraged employee stock ownership plan; the payment of pensions, and establishment or continuation of pension, profit sharing, bonus, purchase, option, savings, thrift and other incentive and employee benefit plans; the purchase and payment of insurance; the indemnification and purchase of insurance on behalf of any fiduciary of any employee benefit plans and health insurance on behalf of any fiduciary of such plans.

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

With regard to certain debt financed through the ESOP (total outstanding balance of $22,841,000 at December 31, 2002, of which $8,678,000 is our primary obligation), the lending institutions have extended the right to put the entire outstanding balance of the debt to NHC until March 31, 2005. Upon exercise of the put option by the lending institutions, we would be obligated to purchase the then outstanding balance (estimated to be $15.1 million).

National also has certain additional debt obligations financed through the ESOP (total balance of $11,188,000 at December 31, 2002). We are not obligated on any of this debt. However, this debt is cross-defaulted with the debt of National referred to in the immediately preceding paragraph with a balance of $22,841,000 as of December 31, 2002. Under the terms of the non-guaranteed debt and related agreements, the lending institutions have extended the right to put the entire outstanding balance of the debt to National until March 31, 2005. The balance at March 31, 2005 is estimated to be $6,125,000. National plans to be able to refinance this debt prior to the put date or pay off the debt completely. If the lending institution does exercise its put option and National is unable to refinance or purchase the entire outstanding balance of the debt, all of National's debt, including that debt which is guaranteed by us would be in default.

PART IV

-------

ITEM 14

CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

CEO and PAO Certifications. Appearing immediately following the Signatures section of this Annual Report are the Certifications of the CEO and PAO as required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objection of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and PAO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and PAO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simply error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in condition, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and PAO require that the CEO and PAO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and PAO note that, since the date of the Controls Evaluation to the date of the Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and PAO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to National HealthCare Corporation and its consolidated subsidiaries is made known to management, including the CEO and PAO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 15

EXHIBITS, FINANCIAL STATEMENT SCHEDULE,

AND REPORTS ON FORM 8-K

a) (i) Financial Statements:

The Financial Statements are included as Exhibit 13 and are filed as part of this report.

(ii) Exhibits:

Reference is made to the Exhibit Index, which is found within this Form 10-K Annual Report.

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

The below report is a copy of the report previously issued by Arthur Andersen LLP in conjunction with its audits of National HealthCare Corporation and Subsidiaries as of, and for the three-year period ended, December 31, 2001. A copy of this report has been provided as required by the American Institute of Certified Public Accountant's Interpretation of Statement on Auditing Standards No. 58, Reports on Audited Financial Statements, and guidance issued by the Securities and Exchange Commission in response to the indictment of Arthur Andersen LLP in March 2002. During 2002, Arthur Andersen LLP ceased operations and, as such, has not reissued this report. Additionally, Arthur Andersen LLP has not consented to the use of this audit report. Accordingly, limitations may exist on (a) investor's rights to sue Arthur Andersen LLP under Section 11 of the Securities Act for false and misleading financial statements, if any, and the effect, if any, on the due diligence defense of directors and officers, and (b) investor's legal rights to sue and recover damages from Arthur Andersen LLP for material misstatements or omissions, if any, in any registration statements and related prospectuses that include, or incorporate by reference, financial statements previously audited by Arthur Andersen LLP.

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

ARTHUR ANDERSEN LLP

Nashville, Tennessee

February 5, 2002

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To the Shareowners of

National HealthCare Corporation:

We have audited the consolidated financial statements of National HealthCare Corporation as of December 31, 2002 and for the year ended December 31, 2002 and have issued our report thereon dated January 31, 2003 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule for the year ended December 31, 2002 included in Item 15 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The financial statement schedule of National HealthCare Corporation for the years ended December 31, 2001 and 2000 was audited by other auditors, who have ceased operations and whose report dated February 5, 2002 expressed an unqualified opinion on that financial statement schedule.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG, LLP

Nashville, Tennessee

January 31, 2003

NATIONAL HEALTHCARE CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
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

For the year ended
December 31,
2002 - Allowance
for doubtful
accounts	$ 7,703	$3,283	$ ---	$2,825	$ 8,161

__________
(1) Amounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION

BY:/s/ W. Andrew Adams
W. Andrew Adams
President and Director
Chief Executive Officer

Date: March 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March _, 2003, by the following persons on behalf of the registrant in the capacities indicated. Each director of the registrant whose signature appears below hereby appoints W. Andrew Adams and Richard F. LaRoche, Jr., and each of them severally, as his Attorney in Fact to sign in his name on his behalf as a director of the registrant and to file with the Commission any and all amendments of this report on Form 10-K.

/s/ W. Andrew Adams	/s/ Olin O. Williams
W. Andrew Adams, President	Olin O. Williams, M.D.
Chief Executive Officer	Director

/s/ Robert G. Adams	/s/ Donald K. Daniel
Robert G. Adams	Donald K. Daniel
Senior Vice President	Vice President and Controller
Director	Principal Accounting Officer

/s/ Ernest G. Burgess	/s/ Lawrence C. Tucker
Ernest G. Burgess	Lawrence C. Tucker
Director	Director

/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary and General Counsel
Director

CERTIFICATION

I, W. Andrew Adams, certify that:

1. I have reviewed this annual report on Form 10-K of National HealthCare Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003
/s/ W. Andrew Adams
W. Andrew Adams
Chairman and President
Chief Executive Officer

CERTIFICATION

I, Donald K. Daniel, certify that:

1. I have reviewed this annual report on Form 10-K of National HealthCare Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003
/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2002
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location
3.1	Charter	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

3.2	By-laws	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

10	Material Contracts	Incorporated by reference from Exhibits 10.1
thru 10.9 attached to Form S-4, (Proxy
Statement-Prospectus), as amended, Registration
No. 333-37185 (December 5, 1997)

10.11	Employee Stock Purchase Plan	Specifically incorporated by reference to Exhibit
A attached to Form S-4), Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

10.12	1997 Stock Option Plan	Incorporated by reference from 1997 Proxy
Statement/Prospectus filed on December 5, 1997

12	Statements Re: Computation of Ratios	Filed Herewith

13	Report of Independent Public Accountants	Exhibit 13 Filed herewith
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of
Shareowners' Equity
Notes to Consolidated Financial
Statements

22	Subsidiaries of Registrant	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

16	Letter Regarding Change in Certifying	Exhibit 16 Filed Herewith
Accountant

23	Consent of Independent Auditors	Filed Herewith

EXHIBIT 12
STATEMENT RE: COMPUTATION OF RATIOS
AS REQUIRED BY ITEM 601(b)(12) OF REGULATION S-K
NATIONAL HEALTHCARE CORPORATION

	December 31
	2002	2001	2000	1999	1998

Current Assets	$164,611	$149,360	$116,575	$107,496	$119,811

Current Liabilities	$114,077	$113,540	$103,621	$ 92,659	$ 92,784

Current Ratio	1.44	1.32	1.13	1.16	1.29

Long-Term Debt and Debt
Serviced by Other Parties	$ 28,172	$ 42,175	$ 57,763	$ 60,647	$ 72,202

Equity	$120,141	$ 96,078	$ 69,534	$ 53,636	$ 50,315

Long-Term Debt and Debt
Services by Other Parties to
Equity	.23	.44	.83	1.13	1.43

Net Income (Loss)	$ 16,437	$ 13,200	$ 10,218	$ 8,383	$(6,399)

Average Equity	$108,110	$ 82,806	$ 61,585	$ 51,976	$ 44,026

Return on Average Equity	15.2%	15.9%	16.6%	16.1%	(14.6)%

Total Liabilities	$154,934	$167,490	$173,257	$165,540	$177,575

Shareowners' Equity, Deferred Lease Credit
and Deferred Income	$150,641	$125,613	$ 99,790	$ 74,779	$ 72,113

Total Liabilities to Partners'
Capital/Shareowners' Equity and
Deferred Income	1.03	1.33	1.73	2.21	2.46

EXHIBIT 13
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants - Arthur Andersen LLP	Filed Herewith
Report of Independent Auditors - Ernst & Young LLP	Filed Herewith
Consolidated Statements of Income	Filed Herewith
Consolidated Balance Sheets	Filed Herewith
Consolidated Statements of Cash Flows	Filed Herewith
Consolidated Statements of Shareowners' Equity	Filed Herewith
Notes to Consolidated Financial Statements	Filed Herewith

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The below report is a copy of the report previously issued by Arthur Andersen LLP in conjunction with its audits of National HealthCare Corporation and Subsidiaries as of, and for the three-year period ended, December 31, 2001. A copy of this report has been provided as required by the American Institute of Certified Public Accountant's Interpretation of Statement on Auditing Standards No. 58, Reports on Audited Financial Statements, and guidance issued by the Securities and Exchange Commission in response to the indictment of Arthur Andersen LLP in March 2002. During 2002, Arthur Andersen LLP ceased operations and, as such, has not reissued this report. Additionally, Arthur Andersen LLP has not consented to the use of this audit report. Accordingly, limitations may exist on (a) investor's rights to sue Arthur Andersen LLP under Section 11 of the Securities Act for false and misleading financial statements, if any, and the effect, if any, on the due diligence defense of directors and officers, and (b) investor's legal rights to sue and recover damages from Arthur Andersen LLP for material misstatements or omissions, if any, in any registration statements and related prospectuses that include, or incorporate by reference, financial statements previously audited by Arthur Andersen LLP.

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

ARTHUR ANDERSEN LLP

Nashville, Tennessee

February 5, 2002

REPORT OF INDEPENDENT AUDITORS

To the Shareowners of

National HealthCare Corporation:

We have audited the accompanying consolidated balance sheet of National HealthCare Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareowners' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of National HealthCare Corporation and Subsidiaries as of December 31, 2001, and the related consolidated statements of income, cash flows and shareowners' equity for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated February 5, 2002 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National HealthCare Corporation and Subsidiaries at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Nashville, Tennessee

January 31, 2003

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Income
(in thousands, except share and per share amounts)

Year Ended December 31	2002	2001	2000

Revenues:
Net patient revenues	$407,440	$378,372	$415,880
Other revenues	50,812	41,595	46,535
Net revenues	458,252	419,967	462,415

Costs and Expenses:
Salaries, wages and benefits	238,629	226,937	258,453
Other operating	127,045	111,719	118,326
Rent	41,322	41,259	45,893
Write-off of notes receivable	7,960	---	---
Depreciation and amortization	12,368	12,733	15,703
Interest	3,482	5,156	6,880
Total costs and expenses	430,806	397,804	445,255

Income Before Income Taxes	27,446	22,163	17,160
Income Tax Provision	11,009	8,963	6,942
Net Income	$ 16,437	$ 13,200	$ 10,218

Earnings Per Share:
Basic	$ 1.43	$ 1.17	$ .89
Diluted	1.37	1.13	.89

Weighted Average Shares Outstanding:
Basic	11,514,236	11,266,831	11,447,255
Diluted	11,974,042	11,681,277	11,465,755

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

December 31	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$ 68,932	$ 42,198
Restricted cash held by trustees	14,107	8,921
Marketable securities	35,106	45,424
Accounts receivable, less allowance for doubtful
accounts of $8,161 and $7,703, respectively	38,151	39,123
Notes receivable	192	398
Notes receivable from ESOP	---	5,357
Inventory	4,722	4,343
Deferred income taxes	2,135	2,132
Prepaid expenses and other assets	1,266	892
Total current assets	164,611	148,788

Property and Equipment:
Property and equipment, at cost	179,319	166,423
Accumulated depreciation and amortization	(95,277)	(83,076)
Net property and equipment	84,042	83,347

Other Assets:
Bond reserve funds, mortgage replacement reserves
and other deposits	72	88
Goodwill	3,033	3,033
Unamortized financing costs, net	402	587
Notes receivable	12,394	22,938
Notes receivable from National	10,868	9,964
Notes receivable from ESOP	17,857	12,500
Deferred income taxes	10,835	10,337
Minority equity investments and other	1,461	1,521
Total other assets	56,922	60,968
Total assets	$305,575	$293,103

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

December 31	2002	2001

Liabilities and Shareowners' Equity

Current Liabilities:
Current portion of long-term debt	$ 2,151	$ 13,482
Trade accounts payable	8,160	7,190
Accrued payroll	30,508	31,154
Amounts due to third party payors	29,837	29,712
Accrued risk reserves	31,632	22,528
Other current liabilities	11,654	8,698
Accrued interest	135	204
Total current liabilities	114,077	112,968

Long-Term Debt, Less Current Portion	26,220	40,029
Debt Serviced by Other Parties, Less Current Portion	1,952	2,146
Other Noncurrent Liabilities	11,935	11,619
Deferred Lease Credit	7,043	7,841
Minority Interests in Consolidated Subsidiaries	750	728
Deferred Revenue	23,457	21,694
Commitments, Contingencies and Guarantees

Shareowners' Equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares
authorized; 11,593,978 and 11,476,956 shares,
respectively, issued and outstanding	115	114
Capital in excess of par value, less notes receivable	71,722	66,114
Retained earnings	41,839	25,402
Unrealized gains on marketable securities	6,465	4,448
Total shareowners' equity	120,141	96,078
Total liabilities and shareowners' equity	$305,575	$293,103

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

Year Ended December 31	2002	2001	2000
Cash Flows From Operating Activities:
Net income	$ 16,437	$ 13,200	$ 10,218
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	12,126	12,179	12,813
Write-off of notes receivable	7,960	---	---
Forgiveness of employee notes receivable	---	---	6,737
Provision (credit) for doubtful accounts receivable	(1,035)	1,493	(1,082)
Amortization of intangibles and deferred charges	242	1,047	2,890
Amortization of deferred income	(1,222)	(1,361)	(1,434)
Amortization of bond discount	---	---	174
Equity in earnings of unconsolidated investments	(297)	(259)	(231)
Deferred income taxes	(1,844)	(720)	(712)
Changes in assets and liabilities:
Accounts receivable	2,007	4,122	8,681
Inventory	(379)	(51)	718
Prepaid expenses and other assets	(374)	1,437	101
Trade accounts payable	970	(9,209)	3,114
Accrued payroll	(646)	2,928	2,275
Amounts due to third party payors	125	(733)	4,771
Accrued interest	(69)	(109)	37
Other current liabilities and accrued risk reserves	12,060	9,763	1,726
Entrance fee deposits	2,187	640	1,771
Other noncurrent liabilities	316	415	(332)
Net cash provided by operating activities	48,564	34,782	52,235
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment, net	(12,821)	(5,344)	(6,724)
Investments in notes receivable	(3,695)	(6,276)	(21,942)
Investment in ESOP notes receivable	---	---	(20,535)
Collections of notes receivable	5,581	8,425	5,352
Sale (purchase) of marketable securities, net	13,677	7,235	(7,253)
Distributions from unconsolidated investments and other	304	171	249
Net cash provided by (used in) investing activities	3,046	4,211	(50,853)
Cash Flows From Financing Activities:
Proceeds from debt issuance	46	3,493	17,174
Payments on debt	(25,380)	(12,374)	(8,761)
Increase in cash held by trustees	(5,186)	(2,563)	(1,686)
Increase (decrease) in minority interests in consolidated subsidiaries	22	59	(31)
Sale (purchase) of NHI preferred stock	---	3,000	(3,000)
Purchase of common shares	---	---	(314)
Issuance of common shares	1,413	1,598	395
Collections of receivables from exercise of options	4,196	41	341
Decrease in bond reserve funds, mortgage
replacement reserves and other deposits	16	24	645
Increase in financing costs	(3)	(84)	(188)
Net cash provided by (used in) financing activities	(24,876)	(6,806)	4,575
Net Increase in Cash and Cash Equivalents	26,734	32,187	5,957
Cash and Cash Equivalents, Beginning of Period	42,198	10,011	4,054
Cash and Cash Equivalents, End of Period	$ 68,932	$ 42,198	$ 10,011

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(Continued)

Year Ended December 31	2002	2001	2000
(in thousands, except share amounts)

Supplemental Information:
Cash payments for interest expense	$ 3,551	$ 5,265	$ 6,669

Cash payments for income taxes	$11,394	$ 7,084	$ 7,246

During 2000, NHC was released from its liability on debt serviced by other parties by the respective lenders.
Debt serviced by other parties	$ ---	$ ---	$(12,431)
Assets under arrangement with other parties	---	---	2,857
Deferred lease credit	---	---	9,574

During the year ended December 31, 2000, NHC forgave employee notes receivable in exchange for marketable securities (NHR common stock) and the return of 366,000 shares of NHC common stock.
Marketable securities	$ ---	$ ---	$ (3,065)
Common stock	---	---	(4)
Capital in excess of par value	---	---	(1,616)
Notes receivable	---	---	4,685

During the year ended December 31, 2000, NHC settled outstanding litigation that resulted in the acceptance of a note payable in exchange for amounts due to third party payors.
Long-term debt	$ ---	$ ---	$ 17,435
Discount on long-term debt	---	---	(510)
Amounts due third party payors	---	---	(16,925)

During the year ended December 31, 2001, NHC received approval for routine cost limit exception cost report settlements, which reduced NHC's note payable to the Federal government.
Long-term debt	$ ---	$(13,960)	$ ---
Amounts due to third-party payors	---	13,960	---

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Shareowners' Equity
(in thousands, except share amounts)

						Unrealized
				Capital in		Gains (Losses)	Total
	Common Stock		Receivables from	Excess of	Retained	on Marketable	Shareowners'
	Shares	Amount	Sale of Shares	Par Value	Earnings	Securities	Equity

Balance at December 31, 1999	11,553,496	$115	$(16,799)	$ 71,049	$ 1,984	$(2,713)	$ 53,636
Net income	---	---	---	---	10,218	---	10,218
Unrealized losses on securities
(net of tax of $3,066)	---	---	---	---	---	(4,544)	(4,544)
Total comprehensive income							5,674
Collection and forgiveness of receivables	---	---	11,763	---	---	---	11,763
Shares sold	76,739	1	---	394	---	---	395
Shares repurchased	(384,500)	(4)	---	(1,930)	---	---	(1,934)

Balance at December 31, 2000	11,245,735	112	(5,036)	69,513	12,202	(7,257)	69,534
Net income	---	---	---	---	13,200	---	13,200
Unrealized gains on securities
(net of tax of $7,764)	---	---	---	---	---	11,705	11,705
Total comprehensive income							24,905
Collection of receivables	---	---	41	---	---	---	41
Shares sold	231,221	2	---	1,596	---	---	1,598

Balance at December 31, 2001	11,476,956	114	(4,995)	71,109	25,402	4,448	96,078
Net income	---	---	---	---	16,437	---	16,437
Unrealized gains on securities
(net of tax of $1,343)	---	---	---	---	---	2,017	2,017
Total comprehensive income							18,454
Collections of receivables	---	---	4,196	---	---	---	4,196
Shares sold	117,022	1	---	1,412	---	---	1,413

Balance at December 31, 2002	11,593,978	$115	$ (799)	$ 72,521	$41,839	$ 6,465	$120,141

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

Divestiture of Florida Operations--

Because professional liability insurance in the state of Florida was not available, effective October 1, 2000, we ceased all long-term health care operations in Florida. Prior to October 1, 2000, we had owned and operated two long-term health care centers in Florida. In addition, we had leased from National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR") ten long-term health care centers and three assisted living centers in Florida.

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

Net Patient Revenues--

Gross patient revenues are recorded on an accrual basis based on services rendered at amounts equal to our established rates. Approximately 71% of our net patient revenues in 2002, 74% in 2001 and 69% in 2000 are from participation in Medicare and Medicaid programs. Amounts paid under these and other programs are generally based on fixed rates subject to program cost ceilings. Allowances for contractual adjustments are recorded for the differences between our established rates and amounts estimated to be paid by the Medicare and Medicaid programs and other third party payors. Contractual adjustments are deducted from gross patient revenues to determine net patient revenues.

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

All amounts earned under the Medicare, Medicaid and other governmental programs are subject to review by the third party payors. In the opinion of management, adequate provision and reserves have been made for any adjustments that may result from such reviews, including reviews related to the transition of payments to the PPS amounts. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized. NHC recorded $4,010,000 in 2002 and $457,000 in 2001 of net favorable settlements from Medicare and Medicaid cost reports for periods prior to the beginning of fiscal 2002 and 2001, respectively, and $5,888,000 in 2000 of net unfavorable estimated settlements from Medicare and Medicaid cost reports for periods prior to the beginning of fiscal 2000.

With respect to our long-term health care centers, for the cost report years 1997 and 1998, we submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. During 2001, we received preliminary approval on substantially all of our exception requests, which approvals total approximately $14,186,000. We have in addition made provisions of approximately $12,121,000 for various Medicare and Medicaid issues for current and prior years. In addition, we recognize revenues associated with the approved exception requests and provisions when the approvals and the final cost report audits are assured. These approvals and audit reports are subject to audit by the fiscal intermediaries for a three-year period. As such, the approved requests and cost report provisions have been included in amounts due to third party payors in the consolidated balance sheets. Although still subject to audit and review, approximately $23,785,000 of routine cost limit exceptions and provisions will be recorded as revenues in 2004 if no further adjustments by the third party payors are made. The amounts to be recorded during 2003 if no further adjustments are made by the third party payors are not significant. Pursuant to our settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al as discussed further in Note 13, we entered into a note payable to the Federal government in 2000. The 1997 and 1998 routine cost limitation exception amounts that were approved by third party intermediaries during 2001 were reflected by the Federal government as a direct reduction of that note payable.

Other Revenues--

As discussed in Note 5, other revenues include revenues from the provision of management and accounting services to other long-term care providers, guarantee fees, advisory fees from NHI and NHR, dividends and other realized gains on marketable securities, equity in earnings of unconsolidated investments, and interest income. We charge for management and accounting services based on a percentage of net revenues or based on a fixed fee per bed of the long-term care center under contract. Advisory fees are based on our contractual agreements with NHI and NHR and are discussed in Notes 2 and 3. We generally record other revenues on the accrual basis based on the terms of our contractual arrangements. However, with respect to management and accounting services revenue and interest income from certain long-term care providers, including National Health Corporation ("National") and NHI, as discussed in Note 5, where collectibility is uncertain or subject to subordination to other expenditures of the long-term care provider, we recognize the revenues and interest income when the amounts are collected.

Provision for Doubtful Accounts--

Provisions for estimated uncollectible accounts are included in other operating expenses.

Property and Equipment--

We use the straight-line method of depreciation over the expected useful lives of property and equipment estimated as follows: buildings and improvements, 20-40 years and equipment and furniture, 3-15 years. The provision for depreciation includes the amortization of properties under capital leases.

Leasehold improvements attached to properties owned by NHI and NHR are depreciated over the respective lease terms using the straight-line method.

Expenditures for repairs and maintenance are charged against income as incurred. Betterments are capitalized. We remove the costs and related allowances from the accounts for properties sold or retired, and any resulting gains or losses are included in income. We include interest costs incurred during construction periods in the cost of buildings ($40,000 in 2002, $-0- in 2001, and $72,000 in 2000).

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we evaluate the recoverability of the carrying values of our properties on a property by property basis. We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

Mortgage and Other Notes Receivable--

In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15" ("SFAS 114"), NHC evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis. On a quarterly basis, NHC reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable. Investments in Marketable Securities--

Our investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in shareowners' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Held to maturity securities are recorded at amortized cost in accordance with SFAS 115.

Goodwill--

Adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") required that goodwill and intangible assets with indefinite useful lives are not amortized but are subject to impairment tests based on their estimated fair value. The adoption of SFAS 142 resulted in the cessation of goodwill amortization of approximately $247,000 per year. At December 31, 2002 and 2001, unamortized goodwill was $3,033,000. Unamortized goodwill is continually reviewed for impairment.

Other Assets--

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

Concentration of Credit Risks--

Our credit risks primarily relate to cash and cash equivalents, restricted cash held by trustees, accounts receivable, marketable securities and notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash held by trustees is primarily invested in commercial paper and certificates of deposit with financial institutions. Accounts receivable consist primarily of amounts due from patients (funded approximately 86% through Medicare, Medicaid, and other contractual programs and approximately 14% through private payors) and from other health care companies for management, accounting and other services. We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable. Marketable securities are held primarily in accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) and to secured notes receivable from officers, directors and supervisory employees (recorded as reductions in shareowner's equity in the consolidated balance sheets) as discussed in Notes 9 and 12. We also have notes receivable from National and the National Health Corporation Leveraged Employee Stock Ownership Plan ("ESOP") as discussed in Note 4.

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

Restricted Cash Held by Trustees--

Restricted cash held by trustees primarily represents cash that is held by trustees for the purpose of our workers' compensation and professional liability insurance.

Inventories--

Inventories consist generally of food and supplies and are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

Other Current Liabilities--

Other current liabilities primarily represents accruals for current federal and state income taxes, real estate taxes, debt service rent and other current liabilities.

Accrued Risk Reserves--

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

Stock-Based Compensation--

We account for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended. As a result, no compensation cost has been recognized in the consolidated statements of income for NHC's stock option plan. See Note 12 for additional disclosures about NHC's stock option plan.

Deferred Lease Credit--

Deferred lease credits include amounts being amortized to properly reflect expenses on a straight line basis under the terms of our existing lease agreements.

Other Noncurrent Liabilities--

Other noncurrent liabilities include reserves related to various income tax and other contingencies.

Deferred Revenue--

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

Guarantees--

We account for our obligations under guarantee agreements in accordance with the provisions of Statement of Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5").

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

Through November 30, 2001, our investments in marketable securities included a debt security convertible into common stock of the issuing company. SFAS 133 requires that we account for such debt security as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we were not using the purchased call option as a hedging instrument, SFAS 133 requires that we report changes in the fair value of the separated call option currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt security into income over the remaining term of the nonconvertible debt security. At December 31, 2000, the fair value of the purchased call option, as determined using an option pricing model, was approximately $299,000. The change in the fair value of the purchased call option resulted in an increase to other revenues and pretax net income of $367,000 between January 1, 2001 and through November 30, 2001, at which time the debt security was converted into common stock of the issuing company. The common stock received in connection with the conversion is recorded as available for sale marketable securities at December 31, 2002 and 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142. SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their estimated fair value. We adopted SFAS 141 effective July 1, 2001 and SFAS 142 effective January 1, 2002. The adoption of SFAS 142 resulted in the cessation of goodwill amortization of approximately $247,000 per year. At December 31, 2002 and 2001 goodwill was $3,033,000.

In August 2001, the FASB issued SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business (as previously defined in APB 30). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 also broadens the scope of defining discontinued operations. NHC adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 has not had a significant effect on our financial position, results of operations or cash flows.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 are effective for financial statements for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. We do not believe that the adoption of SFAS 145 (effective January 1, 2003) will have a significant effect on our financial position, results of operations or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS 148 effective December 2002. Because we are accounting for stock-based compensation arrangements under the provisions of APB 25, the adoption of SFAS 148 has not had and is not expected to have a significant effect on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for our 2002 financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We continue to evaluate the effect that the recognition and measurement provisions of FIN 45 will have on our financial position, results of operations and cash flows.

Note 2 - Relationship with National Health Realty, Inc.:

Investment in NHR Common Stock--

At December 31, 2002, we own 363,200 shares (or 3.8%) of NHR's outstanding common stock. We account for our investment in NHR common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.

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

During the initial term and each renewal term, we are obligated to pay NHR annual base rent on all 23 facilities of $15,405,000. In addition to base rent, in each year after 1999, we must pay percentage rent to NHR equal to 3% of the increase in the gross revenues of each facility. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent for 2002, 2001 and 2000 was approximately $805,000, $425,000, and $310,000, respectively. Each lease with NHR is a "triple net lease" under which we are responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities. We are obligated at our expense to maintain adequate insurance on the facilities' assets.

We have a right of first refusal with NHR to purchase any of the properties transferred from us should NHR receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

On October 1, 2000, we terminated our individual leases on nine Florida health care facilities owned by NHR. However, we remain obligated under our master lease agreement with NHR and continue to remain obligated to make the lease payments to NHR. Subsequently, the facilities were leased by NHR for a five year term to nine separate corporations, none of which we own or control. Lease payments received by NHR from the new lessees offset our lease obligations pursuant to the master operating lease. Through December 31, 2002, all such lease payments have been received by NHR and offset against our obligations. We believe that all such lease payments will continue to be received by NHR and offset against required future lease payments.

At December 31, 2002, the approximate future minimum base rent commitments to be paid by us on non-cancelable operating leases with NHR are as follows:

	Total Commitments Including	Total Commitments
	Florida Facilities	Excluding Florida Facilities
2003	$15,405,000	$9,336,000
2004	15,405,000	9,336,000
2005	15,405,000	9,336,000
2006	15,405,000
2007	15,405,000
Thereafter	----

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

For our services under the NHR Advisory Agreement, we are entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses we incurred. During 2002, 2001, and 2000, our compensation under the NHR Advisory Agreement was $493,000, $504,000 and $503,000, respectively.

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

Note 3 - Relationship with National Health Investors, Inc.:

Investment in NHI Common and Preferred Stock and Convertible Debt Securities--

At December 31, 2002, we own 1,280,442 shares (or 4.8%) of NHI's outstanding common stock. We account for our investment in NHI common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.

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

During the initial term and first renewal term of the leases, we are obligated to pay NHI annual base rent on all 43 facilities of $19,364,000. If we exercise our option to extend the leases for the second renewal term, the base rent will be the then fair rental value as negotiated with NHI.

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

In addition to base rent and debt service rent, we must pay percentage rent to NHI equal to 3% of the increase in the gross revenues of each facility. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent for 2002, 2001 and 2000 was approximately $3,695,000, $2,865,000, and $2,474,000, respectively.

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

On October 1, 2000, we terminated our individual leases with NHI on four Florida long-term health care facilities. However, we remain obligated to NHI under our master lease agreement and continue to remain obligated to make the lease payments to NHI. Subsequently, the facilities were immediately leased by NHI for a five year term to four separate corporations, none of which we own or control. Lease payments received by NHI from the new lessees offset our lease obligations pursuant to the master operating lease. Through December 31, 2002, all such lease payments have been received by NHI and offset against our obligations. We believe that all such lease payments will continue to be received by NHI and offset against required future lease payments.

Base rent expense to NHI was $19,364,000 in 2002, 2001 and 2000. Non-obligated debt service rent to NHI was $6,828,000 in 2002, $6,289,000 in 2001, and $6,027,000 in 2000. At December 31, 2002, the approximate future minimum base rent, non-obligated debt service rent, and obligated debt service rent commitments to be paid by us on non-cancelable operating leases with NHI during the initial term are as follows:

	Total Commitments Including	Total Commitments
	Florida Facilities	Excluding Florida Facilities
2003	$ 29,541,000	$25,221,000
2004	29,490,000	25,170,000
2005	32,863,000	28,543,000
2006	27,855,000
2007	----
Thereafter	----

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

For our services under the NHI Advisory Agreement, we are entitled to annual compensation of $1,600,000, a reimbursement of certain out of pocket expenses and an additional amount that is calculated on a formula that is related to the increase in NHI's funds from operations per common share (as defined in the NHI Advisory Agreement). During 2002, 2001 and 2000, our compensation under the NHI Advisory Agreement was $2,479,000, $2,150,000 and $2,609,000, respectively.

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

Release from Debt Serviced by Other Parties--

During 2000, we were released from our obligation on $12,431,000 of transferred debt. Since we are no longer obligated on this transferred debt, debt serviced by other parties and assets under arrangement with other parties were reduced by the amount of the debt serviced by other parties from which we were removed. The resulting deferred lease credit is being amortized into income over the remaining lease term. The leases with NHI provide that we shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which we have been released. As of December 31, 2002, we remain obligated on $2,171,000 of debt serviced by other parties.

Note 4 - Relationship with National Health Corporation:

National's Ownership of Our Stock--

At December 31, 2002, National owns 1,271,147 shares (or 11.0%) of our outstanding common stock.

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

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due to or due from National from time to time. The maximum available borrowings under the line of credit are $2,000,000, the interest rate on the line of credit is prime plus one percent and the final maturity is January 1, 2004. As of December 31, 2002 National owes us $1,868,000 under this arrangement. As of December 31, 2001, we owed National $1,997,000 under this arrangement. These amounts have been included in (or netted against) notes receivable from National on the consolidated balance sheets.

ESOP Financing Activities--

During 1988, we obtained from National long-term financing of $8,500,000 for the construction of our headquarters building. National obtained its financing through the ESOP. The note requires quarterly principal and interest payments with interest at 9%. At December 31, 2002 and 2001, the outstanding balance on the note was approximately $2,594,000 and $3,091,000, respectively, which is included in notes and other obligations in Note 10. The building is owned by a separate partnership of which we are the general partner and building tenants are limited partners. We own 69.7% of the partnership and consolidate the financial statements of the partnership in our consolidated financial statements. The cumulative equity in earnings of the partnership related to the limited partners' ownership is reflected in minority interests in consolidated subsidiaries. We have guaranteed the debt service of the building partnership.

In addition, our $8,678,000 senior secured notes and our $4,643,000 senior notes described in Note 10 were financed by National. National obtained its financing through the ESOP. Our interest costs, financing expenses and principal payments with National are consistent with National and the ESOP's terms with their respective lenders. We also have agreed to guarantee $14,163,000 of additional debt of National and the ESOP that is not reflected in our consolidated financial statements. See Note 13 for additional information on guarantees.

During 1991, we borrowed $10,000,000 from National. The term note payable requires quarterly interest payments at 8.5%. The entire principal is due at maturity in 2008.

Payroll and Related Services--

The personnel conducting our business are employees of National, which provides payroll services, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. The administrative fee paid to National for 2002, 2001 and 2000 was $2,084,000, $1,844,000 and $2,100,000, respectively. As of December 31, 2002 and 2001, National owed us $868,000 and we owed National $1,997,000, respectively, as a result of the differences between interim payments for payroll and benefits services costs that we made during the respective year and such actual costs. These receivables are included in (or netted against) notes receivable from National in the consolidated balance sheets. National maintains and makes contributions to its ESOP for the benefit of eligible employees.

Notes Receivable from the ESOP--

During 2000, we purchased at face value from NHI $23,200,000 of notes receivable due from the ESOP. NHI had purchased the note receivable from the previous holders as a result of a debt covenant violation by NHI. The total outstanding balance of the notes receivable as of December 31, 2002 and 2001 is $17,857,000. The notes receivable represent funds that were originally obtained by the ESOP from outside lenders and loaned to National and subsequently loaned by National to NHI, NHR and NHC. NHI is the ultimate obligor on $7,500,000 of the notes, NHR is the ultimate obligor on $5,714,000 of the notes, and we are the ultimate obligor on $4,643,000 of the notes. The notes bear interest at 8.4%. Interest on the notes is payable semi-annually. We have agreed to suspend the requirements for principal payments until January 2004. The final maturity date of the notes is 2005.

Note 5 - Other Revenues and Income:

Revenues from management and accounting services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers. "Other" revenues include non-health care related earnings.

(in thousands)
Year ended December 31,	2002	2001	2000

Management and accounting services	$33,916	$23,489	$31,956
Guarantee fees	181	229	331
Advisory fees from NHI and NHR	2,972	2,654	3,129
Dividends and other realized gains on securities	3,087	3,407	3,563
Equity in earnings of unconsolidated investments	297	279	233
Interest income	5,451	6,952	5,026
Rental income	3,898	4,201	1,078
Other	1,010	384	1,219
	$50,812	$41,595	$46,535

Management Fees from National--

During 2002, National paid and we recognized $4,255,000 of management fees and interest on management fees. Consistent with our policy described in Note 1, we recognized no management fees from National in 2001. During 2000, National paid $19,031,000 on outstanding management fees and interest on management fees. Of that amount, we had recognized $3,881,000 prior to 2000. The remaining $15,150,000 was recognized as revenue during 2000 and is included in management and accounting services revenues.

Management Fees from NHI--

During 2002, 2001 and 2000, we recognized $1,465,000, $962,000, and $0, respectively, of management fees from long-term care centers owned by NHI, which amounts are included in management and accounting services revenue.

Accounting Services Fees and Rental Income from Florida Centers--

During 2002 and 2001, we recognized $4,960,000 and $5,526,000, respectively, of accounting services fees from long-term health care centers in Florida that we previously operated or managed. During the period from October 1, 2000 through December 31, 2000, consistent with our policy described in Note 1, we recognized no similar fees. Amounts recognized are included in management and accounting services revenues.

During 2002 and 2001, we also recognized $3,623,000 and $3,739,000, respectively, of rental income from the divested long-term health care centers in Florida related to our two owned facilities and the furniture, fixtures and leasehold improvements of 13 other facilities previously leased from NHI and NHR. These amounts are included in rental income.

Note 6 - Earnings Per Share:

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

(dollars in thousands, except per share amounts)
Year Ended December 31,	2002	2001	2000

Basic:
Weighted average common shares	11,514,236	11,266,831	11,447,255
Net income	$ 16,437	$ 13,200	$ 10,218
Earnings per common share, basic	$ 1.43	$ 1.17	$ .89

Diluted:
Weighted average common shares	11,514,236	11,266,831	11,447,255
Options	459,806	414,446	18,500
Assumed average common shares outstanding	11,974,042	11,681,277	11,465,755

Net income	$ 16,437	$ 13,200	$ 10,218
Earnings per common share, diluted	$ 1.37	$ 1.13	$ .89

Note 7 - Investments in Marketable Securities:

Our investments in marketable securities include available for sale securities. Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
December 31,	2002		2001
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
Marketable equity securities	$24,059	$31,733	$35,719	$40,078
U.S. government securities	1,597	1,684	1,844	1,895
Corporate bonds	1,608	1,689	3,378	3,451
	$27,264	$35,106	$40,941	$45,424

Included in available for sale marketable equity securities are 1,280,442 and 1,505,442 shares of NHI common stock as of December 31, 2002 and 2001, respectively. The fair value of the NHI common stock was $20,590,000 and $22,281,000 as of December 31, 2002 and 2001, respectively. The cost of the NHI common stock was $16,144,000 and $21,559,000 as of December 31, 2002 and 2001, respectively. Also included in available for sale marketable equity securities are 363,200 shares of NHR common stock as of December 31, 2002 and 2001. The fair value of the NHR common stock was $5,303,000 and $5,630,000 as of December 31, 2002 and 2001, respectively. The cost of the NHR common stock was $3,045,000 as of December 31, 2002 and 2001.

The amortized cost and estimated fair value of marketable securities classified as available for sale, by contractual maturity, are as follows:

(in thousands)
December 31,	2002		2001
		Fair		Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$ 1,153	$ 1,163	$ 1,574	$ 1,423
1 to 5 years	2,052	2,210	3,042	3,174
6 to 10 years	---	---	606	749
Other securities without stated maturity	24,059	31,733	35,719	40,078
	$27,264	$35,106	$40,941	$45,424

Proceeds from the sale of investments in debt and equity securities during the years ended December 31, 2002, 2001 and 2000 were $13,637,000, $8,847,000,and $2,324,000, respectively. Gross investment gains of $1,720,000, $281,000 and $18,000 were realized on these sales during the years ended December 31, 2002, 2001 and 2000, respectively. Gross investment losses of $2,053,000 were realized on these sales during the year ended December 31, 2002.

Note 8 - Property and Equipment:

Property and equipment, at cost, consists of the following:

(in thousands)
December 31,	2002	2001
Land	$ 11,031	$ 11,038
Buildings and improvements	75,124	66,246
Furniture and equipment	88,627	84,613
Construction in progress	4,537	4,526
	$179,319	$166,423

Note 9 - Notes Receivable:

In addition to our notes receivable from National and the ESOP, we have notes receivable from managed and other long-term health care centers and retirement centers, the proceeds of which loans were used by the long-term health care centers for construction costs, development costs incurred during construction and working capital during initial operating periods. The notes generally require monthly payments with maturities beginning in 2002 through 2007. Interest on the notes is generally at prime plus 2%. The collateral for the notes consists of first and second mortgages, certificates of need, personal guarantees and stock pledges. During 2002, based on analyses consistent with the provisions of SFAS 114, we concluded that two of our notes receivable were impaired and that write-downs were required. During the first quarter of 2002, we wrote-off a $2,760,000 mortgage note receivable from a long-term health care facility in Missouri. During the third quarter of 2002, we wrote-down $5,200,000 of a mortgage note receivable from a long-term health care facility in Tennessee. Our recorded investment in these impaired notes receivable was $7,246,000 and $15,206,000 at December 31, 2002 and 2001, respectively. With respect to these impaired notes receivable, during 2002, 2001 and 2000, our average recorded investment was $14,076,000, $13,136,000 and $12,446,000, respectively, and the interest income recognized was $74,000, $99,000 and $-0-, respectively. As of December 31, 2002, we have not provided an allowance for loan losses. We continually monitor and evaluate the carrying amount of our notes receivable in accordance with SFAS 114.

Note 10 - Long-Term Debt, Debt Serviced by Other Parties and Lease Commitments:

Long-Term Debt and Debt Serviced by Other Parties--

Long-term debt and debt serviced by other parties consist of the following:

(dollars in thousands)	Weighted
	Average		Debt Serviced by
	Interest Rate	Maturities	Other Parties		Long-Term Debt
December 31,			2002	2001	2002	2001

Bank credit facility,
extinguished in 2002	---	---	$ ---	$ ---	$ ---	$ 9,500

Senior notes, secured, principal	variable,	2003-
and interest payable quarterly	2.7%	2009	---	---	8,678	9,815

Senior notes, principal and		2003-
interest payable semi-annually	8.4%	2005	---	---	4,643	4,643

Notes and other obligations,
principal and interest payable	variable,
periodically	5.3%	2003-2019	555	555	4,831	8,385

First mortgage revenue bonds,
principal payable periodically,	variable,
interest payable monthly	3.6%	2003-2010	1,616	1,795	---	---

Unsecured term note payable
to National, interest payable
quarterly, principal payable at
maturity	8.5%	2008	---	---	10,000	10,000

Mortgage notes to NHR
repaid in 2002	---	---	---	---	---	10,964
			2,171	2,350	28,152	53,307
Less current portion			(219)	(204)	(1,932)	(13,278)
			$1,952	$2,146	$26,220	$ 40,029

The $8,678,000 senior secured notes and the $4,643,000 senior notes were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reflected in the table above as liabilities owed by us to the holders of the debt instruments rather than as liabilities owed to National and the ESOP.

The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 2002 are as follows:

		Debt Serviced
	Long-Term	By Other
	Debt	Parties	Total

2003	$1,932,000	$ 219,000	$2,151,000
2004	5,207,000	226,000	5,433,000
2005	3,152,000	238,000	3,390,000
2006	2,574,000	246,000	2,820,000
2007	2,736,000	254,000	2,990,000

Substantially all of our assets are pledged as collateral on long-term debt or capital lease obligations.

Through a guarantee agreement, as discussed in Note 13, our $8,678,000 senior secured notes have cross-default provisions with other debt of National. Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and shareowners' equity by us and by National. All such covenants have been met by us and we believe that National is in compliance with or has obtained waivers or amendments to remedy all events of non-compliance with the covenants as of December 31, 2002. Our failure or the failure of National to meet the required covenants would have a material adverse effect on our financial position and cash flows.

Lease Commitments--

Operating expenses for the years ended December 31, 2002, 2001, and 2000 include expenses for leased premises and equipment under operating leases of $41,322,000, $41,259,000, and $45,893,000, respectively. See Notes 2 and 3 for the approximate future minimum rent commitments on non-cancelable operating leases with NHR and NHI.

Note 11 - Income Taxes:

The provision for income taxes is comprised of the following components:

(in thousands)
Year Ended December 31,	2002	2001	2000
Taxes Payable
Federal	$11,381	$ 8,597	$ 6,814
State	1,472	1,086	840
	12,853	9,683	7,654
Deferred Tax Provision (Benefit)
Federal	(1,719)	(654)	(646)
State	(125)	(66)	(66)
	(1,844)	(720)	(712)
Income Tax Provision	$11,009	$ 8,963	$ 6,942

The deferred tax assets and liabilities, at the respective income tax rates, are as follows:

(in thousands)
December 31,	2002	2001
Current deferred tax asset:
Allowance for doubtful accounts receivable	$ 2,761	$ 2,487
Current liabilities	2,887	1,962
	5,648	4,449
Current deferred tax liability:
Unrealized gains on marketable securities	(3,132)	(1,789)
Other	(381)	(528)
	(3,513)	(2,317)
Net current deferred tax asset	$ 2,135	$ 2,132

Noncurrent deferred tax asset:
Financial reporting depreciation in excess of tax depreciation	$ 5,584	$ 4,432
Deferred gain on sale of assets	5,194	5,273
Other	57	632
Net noncurrent deferred tax asset	$10,835	$10,337

The provision for income taxes is different than the amount computed using the applicable statutory federal and state income tax rate as follows:

(in thousands)
Year Ended December 31,	2002	2001	2000
Tax expense at statutory rates	$10,908	$ 8,840	$ 6,814
Amortization of goodwill	---	84	53
Other permanent differences	101	39	75
Effective tax expense	$11,009	$8,963	$ 6,942

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

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 1999	100,000	$ 25.56
Options granted	512,500	3.14
Options outstanding at December 31, 2000	612,500	6.80
Options granted	40,000	10.40
Options expired	(5,000)	24.88
Options outstanding at December 31, 2001	647,500	6.88
Options granted	30,000	17.25
Options expired	(15,000)	30.77
Options outstanding at December 31, 2002	662,500	$ 6.81

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

70,000	$17.25 to $39.88	$30.18	2.5

592,500	$3.00 to $10.40	$ 4.05	3.6

662,500

At December 31, 2002, all options outstanding are exercisable. The weighted average remaining contractual life of options outstanding at December 31, 2002 is 3.4 years.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions. The plan allows employees to terminate participation at any time.

We have adopted the disclosure-only provisions of SFAS 123, as amended. As a result, no compensation cost has been recognized in the consolidated statements of income for our stock-based compensation plans. Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards in 2002, 2001, and 2000 consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

(dollars in thousands, except per share amounts)
December 31,	2002	2001	2000

Net income - as reported	$16,437	$13,200	$10,218
Net income - pro forma	16,176	12,835	10,040

Net earnings per share - as reported
Basic	$ 1.43	$ 1.17	$ .89
Diluted	1.37	1.13	.89

Net earnings per share - pro forma
Basic	$ 1.41	$ 1.14	$ .88
Diluted	1.35	1.10	.88

The weighted average fair value of options granted were $8.69, $7.45 and $2.27 for 2002, 2001 and 2000, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000:

December 31,	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	50%	80%	82%
Expected lives	5 years	6 years	5.75 years
Risk-free interest rate	5.56%	4.60%	5.75%

In connection with the exercise of certain stock options, we have received 5.57% interest-bearing, full recourse notes in the amount of $799,000 at December 31, 2002. The notes are secured by shares of NHC, shares of NHR, or shares of NHI having a fair market value of not less than 150% of the amount of the note. The principal balances of the notes are reflected as a reduction of shareowners' equity in the consolidated financial statements.

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

During 2001, we awarded $7,815,000 of cash bonuses to be paid in 2002 to employees with existing employee notes payable to us. The bonus allowed the employees to retire certain of their remaining notes with us. The bonus has been included in salaries, wages and benefits in the consolidated statements of income.

Note 13 - Contingencies and Guarantees:

Braeuning Litigation--

We were a defendant in a lawsuit styled Braeuning, et al. vs. National HealthCare L.P., et al. filed on April 9, 1996. The Federal government participated in the lawsuit as an intervening plaintiff. The suit alleged that we submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and also alleged that we improperly allocated skilled nursing service hours in four managed centers, all in the state of Florida. In our defense of the matter, we asserted that the cost report information of the centers was either appropriately filed or, upon self-audit amendment, reflected adjustments for, among other items, i) correction of unintentional misallocations; ii) instances in which the self-audit process used different source documents due to loss or misplacement of the original source documents; and iii) recalculation of certain nursing time based upon indirect allocation percentages rather than time studies, as were originally used. The cost report periods covered by the suit included 1991 through 1996. A number of amended cost reports were filed and we finalized the self-audit process for the years 1995 and 1996. We, the Department of Justice and the Health Care Financing Administration settled the suit by written agreement approved by the Court on December 15, 2000. Pursuant to that Agreement, and based upon the self-audit adjustments as further negotiated by the parties, we agreed to a repayment totaling $17,623,000 payable over five years at 6% interest, with no interest for the initial six months. No fines or penalties of any nature were included within this amount. The government also agreed to credit all 1997 and 1998 routine cost limit exception cost report settlements owed by it to us and/or our managed centers against the settlement amount upon finalization of those cost reports. As a result of the approval and payment of the 1997 and 1998 routine cost limit exception cost reports and certain cash payments, the note was paid in full as of December 31, 2001. In accordance with our revenue recognition policies, we will record the revenues associated with the approved routine cost limit exception cost report settlements when such approvals, including the final cost report audits, are assured.

Self Insurance--

We have assumed certain self-insurance risks related to health insurance, workers' compensation and general and professional liability insurance claims of the employees of National and our managed facilities. The liability for reported claims and estimates for incurred but unreported claims is $31,632,000 and $22,528,000 at December 31, 2002 and 2001, respectively. The liability is included in accrued insurance risk reserves in the consolidated balance sheets. The amounts are subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $30,071,000 at December 31, 2002 and include $15,908,000 of debt of managed and other long-term health care centers and $14,163,000 of debt of National and the ESOP.

The $15,908,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of five long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $14,163,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $22,841,000. As discussed in Note 10, $8,678,000 of this obligation has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $14,163,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000.

As of December 31, 2002, our maximum potential loss related to the guarantees is $30,071,000, which is the outstanding balance of the guaranteed debt obligations. We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.

Debt Cross Defaults--

Through a guarantee agreement, our senior secured notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements. Under the terms of one of National's debt obligations to financial institutions (total balance of $11,188,000 at December 31, 2002, none of which is our obligation), the lending institutions have the right to put the entire outstanding balance of the debt to National in March 2005. National plans to be able to refinance this debt prior to the put date or pay off the debt completely. However, if the lending institutions do exercise that put option and National is unable to purchase or refinance the entire outstanding balance of the debt, National's other debt along with our senior secured notes and substantially all of our other debt would be in default, which would have a material adverse effect on NHC's financial position and cash flows.

Note 14 - Disclosures about Fair Value of Financial Instruments:

To meet the reporting requirements of Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", we calculate the fair value of financial instruments using discounted cash flow techniques. At December 31, 2002 and 2001, there were no material differences between the carrying amounts and fair values of our financial instruments.

EXHIBIT 16

LETTER REGARDING CHANGE IN CERTIFYING ACCOUNTANT

July 2, 2002

Office of the Chief Accountant

Securities and Exchange Commission

450 Fifth Street, NW

Washington, DC 20549

Dear Sir/Madam:

We have read the 1st, 2nd, 3rd, and 4th paragraphs of Item 4 included in the Form 8-K dated July 2, 2002 of National HealthCare Corporation to be filed with the Securities and Exchange Commission and are in agreement with the statements contained therein.

Very truly yours,

/s/ Arthur Andersen LLP

Arthur Andersen LLP

cc: Donald K. Daniel

Vice President and Controller

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (File No. 333-61451 on Form S-8 and File No. 333-61459 on Form S-8) of National HealthCare Corporation of our reports dated January 31, 2003, with respect to the consolidated financial statements and schedule of National HealthCare Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2002.

/s/ERNST & YOUNG LLP

Nashville, Tennessee

March 12, 2003