Form 10-Q
period 2003-03-31
NATIONAL HEALTHCARE CORP
filed 2003-05-14
CIK 1047335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended March 31, 2003	Commission file number 333-37185

NATIONAL HEALTHCARE CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	52-2057472
(State or other jurisdiction of	(I.R.S. Employer
incorporate or organization	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (615) 890-2020

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange
Act of 1934 during the preceding 12 months.

Yes x	No

(2) Has been subject to such filing requirements for the past 90 days.

Yes x	No

Indicate by check mark whether the registrant is an accelerated filer. Yes x No

11,596,535 shares were outstanding as of April 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2003	2002
	(in thousands, except share
	and per share amounts)
REVENUES:
Net patient revenues	$ 101,164	$ 100,292
Other revenues	12,041	10,934
Net revenues	113,205	111,226

COSTS AND EXPENSES:
Salaries, wages and benefits	61,402	59,926
Other operating	32,098	29,073
Rent	10,381	10,394
Write-off of note receivable	---	2,760
Depreciation and amortization	3,055	3,005
Interest	564	926
Total costs and expenses	107,500	106,084

INCOME BEFORE INCOME TAXES	5,705	5,142

INCOME TAX PROVISION	(2,282)	(2,055)

NET INCOME	$ 3,423	$ 3,087

EARNINGS PER SHARE:
Basic	$ .30	$ .27
Diluted	$ .28	$ .26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,596,535	11,505,070
Diluted	12,058,682	11,941,902

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31	December 31
	2003	2002
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 69,553	$ 68,932
Restricted cash held by trustees	14,784	14,107
Marketable securities	32,838	35,106
Accounts receivable, less allowance for
doubtful accounts of $8,352 and $8,161	43,569	38,151
Notes receivable	191	192
Inventory at lower of cost (first-in,
first-out method) or market	4,816	4,722
Deferred income taxes	3,001	2,135
Prepaid expenses and other assets	1,694	1,266
Total current assets	170,446	164,611

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	183,353	179,319
Less accumulated depreciation and amortization	(98,516)	(95,277)
Net property and equipment:	84,837	84,042

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	87	72
Goodwill	3,033	3,033
Unamortized financing costs	422	402
Notes receivable	11,478	12,394
Notes receivable from National	10,001	10,868
Notes receivable from ESOP	17,857	17,857
Deferred income taxes	11,313	10,835
Minority equity investments and other	1,095	1,461
Total other assets	55,286	56,922

	$310,569	$305,575

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.
The interim condensed balance sheet at December 31, 2002 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREOWNERS' EQUITY

	March 31	December 31
	2003	2002
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 2,736	$ 2,151
Trade accounts payable	7,090	8,160
Accrued payroll	25,427	30,508
Amounts due to third-party payors	29,257	29,837
Accrued risk reserves	35,497	31,632
Other current liabilities	14,649	11,654
Accrued interest	143	135
Total current liabilities	114,799	114,077

LONG-TERM DEBT, LESS CURRENT PORTION	25,167	26,220
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	1,877	1,952
OTHER NONCURRENT LIABILITIES	11,935	11,935
DEFERRED LEASE CREDIT	6,843	7,043
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	787	750
DEFERRED INCOME	26,530	23,457
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares
authorized; 11,596,535 and 11,593,978 shares,
respectively, issued and outstanding	118	115
Capital in excess of par value, less notes receivable	71,785	71,722
Retained earnings	45,262	41,839
Unrealized gains on securities	5,466	6,465
Total shareowners' equity	122,631	120,141

	$310,569	$305,575

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed balance sheet at December 31, 2002 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$ 3,423	$ 3,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,039	2,934
Write-off of note receivable	---	2,760
Provision for doubtful accounts receivable	191	240
Amortization of intangibles and deferred charges	16	72
Amortization of deferred income	(145)	(142)
Deferred income	3,036	---
Equity in earnings of unconsolidated investments	(25)	(145)
Amortization of deferred lease credit	(200)	(199)
Distributions from unconsolidated investments	385	95
Deferred income taxes	(677)	(377)
Changes in assets and liabilities:
Accounts receivable	(5,609)	(2,363)
Inventory	(94)	(189)
Prepaid expenses and other assets	(428)	(1,131)
Accounts payable	(1,070)	(182)
Accrued payroll	(5,081)	(7,311)
Amounts due to third party payors	(580)	226
Accrued interest	8	208
Other current liabilities and accrued reserves	6,859	5,813
Entrance fee deposits	182	(7)
Net cash provided by operating activities	3,230	3,389

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(3,834)	(2,848)
Investment in notes receivable	(4)	(51)
Collection of notes receivable	1,789	47
Sale of marketable securities	603	657
Net cash used in investing activities	(1,446)	(2,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash held by trustee	(677)	(782)
Increase in minority interests in subsidiaries	37	36
(Increase) decrease in bond reserve funds, mortgage replacement reserves
and other deposits	(15)	20
Issuance of common shares	41	295
Collection of receivables	25	3,760
Payments on debt	(543)	(5,523)
Increase in financing costs	(31)	(2)
Net cash used in financing activities	(1,163)	(2,196)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	621	(1,002)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	68,932	42,198
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 69,553	$ 41,196
Supplemental Information:
Cash payments for interest expense	$ 556	$ 718
Cash payments for income taxes	$ 2,491	$ ---

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareowners' Equity
(in thousands, except share amounts)
(unaudited)

			Receivables			Unrealized	Total Share-
	Common Stock		from Sale	Paid in	Retained	Gains (Losses)	owners'
	Shares	Amount	of Shares	Capital	Earnings	on Securities	Equity

Balance at 12/31/02	11,593,978	$115	$ (799)	$72,521	$41,839	$6,465	$120,141

Net income	---	---	---	---	3,423	---	3,423
Unrealized losses on securities	---	---	---	---	---	(999)	(999)
Total Comprehensive Income							2,424
Shares sold	2,557	3	---	38	---	---	41
Collection of receivables	---	---	25	---	---	---	25

Balance at 3/31/03	11,596,535	$118	$ (774)	$72,559	$45,262	$5,466	$122,631

Balance at 12/31/01	11,476,956	$114	$(4,995)	$71,109	$25,402	$4,448	$ 96,078

Net income	---	---	---	---	3,087	---	3,087
Unrealized gains on securities	---	---	---	---	---	1,068	1,068
Total Comprehensive Income							4,155
Shares sold	40,901	1	---	294	---	---	295
Collection of receivables	---	---	3,760	---	---	---	3,760

Balance at 3/31/02	11,517,857	$115	$(1,235)	$71,403	$28,489	$5,516	$104,288

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation ("NHC" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2002 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons. Our audited December 31, 2002 financial statements are available at our web site: www.nhccare.com.

Note 2 - OTHER REVENUES:

	Three Months Ended
	March 31
	2003	2002
	(in thousands)

Revenues from management, accounting & financial services	$ 7,731	$ 6,656
Guarantee fees	32	53
Advisory fees from NHI and NHR	642	656
Dividends and other realized gains on securities	788	935
Equity in earnings of unconsolidated investments	25	145
Interest income	1,534	1,298
Rental income	1,005	902
Other	284	289
	$12,041	$10,934

Revenues from management, accounting and financial services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers. "Other" revenues include non-healthcare related earnings.

Note 3 - GUARANTEES AND CONTINGENCIES:

Guarantees and Related Events

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $29,479,000 at March 31, 2003 and include $15,805,000 of debt of managed and other long-term health care centers and $13,674,000 of debt of National and the ESOP.

The $15,805,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We agreed to guarantee these obligations in order to obtain management agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $13,674,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $22,053,000. Of this obligation, $8,379,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $13,674,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions at this time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at March 31, 2005.

Debt Cross Defaults

Our $8,379,000 senior secured notes and our $4,643,000 senior notes which are included as debt on our balance sheet were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $8,379,000 senior secured notes and our $13,674,000 guarantee described above, and our $4,643,000 senior notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

Limited Guarantee of Investment Income to Facility Residents

As a marketing tool to provide opportunities for enhanced income to existing residents and to attract new residents, NHC has offered to facility residents at one of its centers beginning April 1, 2003 to guarantee the continuation of dividend income of at least $.40 per share, per quarter on newly purchased shares of National Health Investors, Inc. (NHI:NYSE). The guarantee expires on the earlier of the resident's termination of occupancy, the resident's sale of the NHI common stock, or on April 30, 2004.

NHC has limited the guarantee offer to an unlimited number of residents who meet certain income and net worth tests and to 35 other sophisticated residents. NHC may limit the number of shares to which this guarantee will relate.

Although the total number of shares has not yet been determined, we believe NHC's maximum exposure under the plan to be less than $200,000 and we do not expect our guarantee will be called upon during the term of the plan.

Note 4 - NEW ACCOUNTING PRONOUNCEMENTS:

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See Note 7 for the required disclosures under SFAS 148.

Note 5 - LEGAL PROCEEDINGS:

General Liability Lawsuits

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of March 31, 2003, we and/or our managed centers are currently defendants in 102 such claims covering the years 1995 through March 31, 2003. Fifty-five of these suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000.

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

Note 6 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31
(dollars in thousands, except per share amounts)	2003	2002
Basic:
Weighted average common shares	11,596,535	11,505,070
Net income	$ 3,423	$ 3,087
Earnings per common share, basic	$ .30	$ .27

Diluted:
Weighted average common shares	11,596,535	11,505,070
Options	462,147	436,832
Assumed average common shares outstanding	12,058,682	11,941,902

Net income	$ 3,423	$ 3,087
Earnings per common share, diluted	$ .28	$ .26

Note 7. STOCK OPTION PLANS

We have incentive option plans that provide for the granting of options to key employees and directors to purchase shares of common stock at no less than market value on the date of grant. Options issued to non-employee directors vest immediately. Options issued to employees vest over a six year period. The maximum term of the options is six years. The following table summarizes option activity:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2001	647,500	6.88
Options granted	30,000	17.25
Options expired	(15,000)	30.77
Options outstanding at December 31, 2002	662,500	$ 6.81

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

70,000	$17.25 to $39.88	$30.18	2.3

592,500	$3.00 to $10.40	$ 4.05	3.4

662,500

There have been no changes in options outstanding since December 31, 2002. At March 31, 2003, options for 190,000 shares are exercisable. The weighted average remaining contractual life of options outstanding at March 31, 2003 is 3.3 years.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions. The plan allows employees to terminate participation at any time.

We have adopted the disclosure-only provisions of SFAS 123, as amended. As a result, no compensation cost has been recognized in the consolidated statements of income for our stock-based compensation plans. Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards in 2002 and 2001, consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

	Three Months Ended
	March 31
	2003	2002
	(dollars in thousands,
	except per share amounts)
Net income - as reported	$3,423	$3,087
Net income - pro forma	3,358	2,996

Net earnings per share - as reported
Basic	$ .30	$ .27
Diluted	.28	.26

Net earnings per share - pro forma
Basic	$ .29	$ .26
Diluted	.28	.25

The weighted average fair value of options granted was $8.69 and $7.45 for 2002 and 2001, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002 and 2001:

December 31,	2002	2001
Dividend yield	0%	0%
Expected volatility	50%	80%
Expected lives	5 years	6 years
Risk-free interest rate	5.56%	4.60%

In connection with the exercise of certain stock options, we have received 5.57% interest-bearing, full recourse notes in the amount of $774,000 at March 31, 2003. The notes are secured by shares of NHC, shares of NHR, or shares of NHI having a fair market value of not less than 150% of the amount of the note. The principal balances of the notes are reflected as a reduction of shareowners' equity in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National HealthCare Corporation ("NHC" or the "Company") operates or manages 78 long-term health care centers with 9,584 beds in 11 states. We provide nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers (78), subacute care units (9), Alzheimer's care units (6), homecare programs (32), assisted living centers (21) and independent living centers (7). In addition, we provide accounting and financial services to owners of over 30 long-term health care centers and investment advisory services to National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR").

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

2) Accrued risk revenues

3) Revenue recognition - uncertain collections

4) Revenue recognition - mortgage interest

5) Potential recognition of deferred income

6) Tax contingencies.

Please refer to MD&A in the 2002 Form 10-K for a more complete discussion of these policies. There are no additional critical accounting policies identified in the first quarter of 2003.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

Results for the three month period ended March 31, 2003 include a 1.8% increase in net revenues compared to the same period in 2002 and a 10.9% increase in net income.

Net patient revenues increased 0.8% compared to the same period last year. We estimate that the October 2002 Medicare rate cuts for skilled nursing centers and home health care services reduced our revenues by approximately $2,700,000 for the quarter ended March 31, 2003. These Medicare cuts were offset by Medicaid increases and by census mix improvements of approximately the same amount.

The total census at owned and leased centers for the quarter averaged 93.64% compared to an average of 93.21% for the same quarter a year ago.

Other revenues increased $1.1million or 10.1% in 2003 from $10.9 million in 2002 to $12.0 million in 2003. The increase is due primarily to increased accounting and financial service fees and to increased professional liability insurance fees charged to managed centers. During the three months ended March 31, 2003, NHC provided financial and accounting services for 39 facilities as compared to 33 facilities during the three months ended March 31, 2002.

Total costs and expenses for the 2003 first quarter increased $1.4 million or 1.3% to $107.5 million from $106.1 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $1.5 million or 2.5% to $61.4 million from $59.9 million. Other operating expenses increased $3.0 million or 10.4% to $32.1 million for the 2003 period compared to $29.1 million in the 2002 period. Rent expense remained unchanged at $10.4 million. Depreciation and amortization increased 1.7% to $3.1 million. Interest costs decreased $.4 million to $.6 million. There were no note receivable write-offs this year compared to $2.8 million of write-offs in the same period last year. Increases in salaries, wages and benefits are due primarily to inflationary wage increases. Increases in other operating costs are due to inflationary increases as well as increases in costs of professional liability insurance, workers compensation insurance and health insurance.

The decrease in interest costs is primarily due to the $10.6 million prepayment of long-term debt in December 2002.

Liquidity and Capital Resources

Net cash provided by operating activities during the first three months of 2003 totaled $3.2 million compared to $3.4 million provided in the same period last year. Cash provided by operating activities is composed of net income plus depreciation and increases in accrued liabilities and reserves and deferred income, offset by increases in accounts receivable and decreases in accounts payable and accrued payroll. Cash flows used in investing activities during the first three months of 2003 totaled $1.4 million compared to $2.2 million used by investing activities in the same period in 2002. Cash used for additions to property and investment in notes receivable totaled $3.8 million in 2003 compared to $2.9 million in 2002. Cash provided by sales of marketable securities totaled $.6 million compared to $.7 million in 2002. Collections of notes receivable generated $1.8 million in 2003 compared to $.1 million in 2002.

Cash used in financing activities totaled $1.2 million in the first three months of 2003 compared to $2.2 million used for the same period in 2002. Cash used for payments of debt totaled $.5 million and increases in cash held by trustees totaled $.7 million in 2003. In the prior year, cash flows used totaled $5.5 million for payments on debt and $.8 million for increase in cash held by trustee offset in part by $3.8 million collection of notes receivable.

At March 31, 2003, our ratio of long-term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 20.7%.

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, our borrowing capacity are expected to be adequate to finance any scheduled debt reductions plus our operating requirements and growth and development plans for 2003 and into 2004.

Guarantees and Contingencies

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $29,479,000 at March 31, 2003 and include $15,805,000 of debt of managed and other long-term health care centers and $13,674,000 of debt of National and the ESOP.

The $15,805,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We agreed to guarantee these obligations in order to obtain management agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $13,674,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $22,053,000. Of this obligation, $8,379,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $13,674,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions at this time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at March 31, 2005.

Debt Cross Defaults

Our $8,379,000 senior secured notes and our $4,643,000 senior notes were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $8,379,000 senior secured notes and our $13,674,000 guarantee described above, and our $4,643,000 senior notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

Limited Guarantee of Investment Income to Facility Residents

As a marketing tool to provide opportunities for enhanced income to existing residents and to attract new residents, NHC has offered to facility residents at one of its centers beginning April 1, 2003 to guarantee the continuation of dividend income of at least $.40 per share, per quarter on newly purchased shares of National Health Investors, Inc. (NHI:NYSE). The guarantee expires on the earlier of the resident's termination of occupancy, the resident's sale of the NHI common stock, or on April 30, 2004.

NHC has limited the guarantee offer to an unlimited number of residents who meet certain income and net worth tests and to 35 other sophisticated residents. NHC may limit the number of shares to which this guarantee will relate.

Although the total number of shares has not yet been determined, we believe NHC's maximum exposure under the plan to be less than $200,000 and we do not expect our guarantee will be called upon during the term of the plan.

New Accounting Pronouncements

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See Note 7 for the required disclosures under SFAS 148.

General Liability Lawsuits

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of March 31, 2003, we and/or our managed centers are currently defendants in 102 such claims covering 1995 through 2002. Fifty-five of these claims are filed in Florida, where we have not operated or managed long-term care providers since September 30, 2000.

During 2002 and the current fiscal year, insurance coverage for incidents occurring in all providers owned, leased or managed by us was maintained through a self-funded captive insurance company which is a Cayman Island corporation qualified as a U.S. subsidiary of ours. The coverage provided through the self-funded captive insurance company includes a primary policy with first dollar coverage. The Company has also obtained an umbrella policy that provides coverage in excess of the primary policy.

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

See the notes to the quarterly financial statement, and "Item 1. Business" as is found in our 2002 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web side at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3. Quantitative and Qualitative Information About Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $31.4 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $8.1 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $44,700. As of March 31, 2003, $17.4 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $12.4 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $35,000.

Equity Price Risk

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

Item 4. Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 5 of this Form 10-Q.

Item 2. Changes in Securities. Not applicable

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders.

(a) The annual meeting of the shareholders was held on April 24, 2003.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Robert G. Adams and Olin O. Williams to serve as directors for terms of three years or until their successors have been fully elected and qualified.

Nominee	Voting For	Withholding Authority	Percent for
Robert G. Adams	10,592,066	236,317	91.3
Olin O. Williams	10,764,392	63,991	92.8

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

(a) List of exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications
302 Certification of W. Andrew Adams
302 Certification of Donald K. Daniel

99	Additional Exhibits
906 Certification of W. Andrew Adams
906 Certification of Donald K. Daniel

(b) Reports on Form 8-K.

Form 8-K filed on April 29, 2003.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date May 13, 2003	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date May 13, 2003	/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

EXHIBIT 31

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

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Annual Report on Form 10-K

of National HealthCare Corporation

For The Year Ended December 31, 2002

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National HealthCare Corporation ("Issuer") for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended March 31, 2003.

This Certification is executed as of May 13, 2003.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National HealthCare Corporation and will be retained by National HealthCare Corporation and furnished to the Securities and Exchange Commission or its staff upon request.