Form 10-Q
period 2003-06-30
NATIONAL HEALTHCARE CORP
filed 2003-08-14
CIK 1047335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended June 30, 2003	Commission file number 333-37185

NATIONAL HEALTHCARE CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	52-2057472
(State or other jurisdiction of	(I.R.S. Employer
incorporate or organization	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
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

11,592,204 shares were outstanding as of July 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 104,682	$ 101,074	$ 205,846	$ 201,366
Other revenues	11,334	12,691	23,375	23,625
Net revenues	116,016	113,765	229,221	224,991

COSTS AND EXPENSES:
Salaries, wages and benefits	62,496	59,829	123,898	119,755
Other operating	31,707	32,609	63,805	61,682
Rent	10,418	10,362	20,799	20,756
Write-off of note receivable	---	---	---	2,760
Depreciation and amortization	3,053	3,001	6,108	6,006
Interest	556	887	1,120	1,813
Total costs and expenses	108,230	106,688	215,730	212,772

INCOME BEFORE INCOME TAXES	7,786	7,077	13,491	12,219

INCOME TAX PROVISION	(3,114)	(2,846)	(5,396)	(4,901)

NET INCOME	$ 4,672	$ 4,231	$ 8,095	$ 7,318

EARNINGS PER SHARE:
Basic	$ .40	$ .37	.70	$ .64
Diluted	$ .39	$ .35	.67	$ .61

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,596,572	11,504,101	11,596,229	11,511,186
Diluted	12,070,071	11,970,708	12,064,052	11,962,768

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30	December 31
	2003	2002
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 78,955	$ 68,932
Restricted cash held by trustees	17,485	14,107
Marketable securities	39,253	35,106
Accounts receivable, less allowance for
doubtful accounts of $8,357 and $8,161	34,920	38,151
Notes receivable	190	192
Inventory at lower of cost (first-in,
first-out method) or market	4,923	4,722
Deferred income taxes	950	2,135
Prepaid expenses and other assets	1,551	1,266
Total current assets	178,227	164,611

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	190,533	179,319
Less accumulated depreciation and amortization	(101,742)	(95,277)
Net property and equipment:	88,791	84,042

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	62	72
Goodwill	3,033	3,033
Unamortized financing costs	413	402
Notes receivable	11,393	12,394
Notes receivable from National	10,000	10,868
Notes receivable from ESOP	17,857	17,857
Deferred income taxes	11,734	10,835
Minority equity investments and other	1,211	1,461
Total other assets	55,703	56,922

	$322,721	$305,575

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.
The interim condensed balance sheet at December 31, 2002 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREOWNERS' EQUITY

	June 30	December 31
	2003	2002
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 2,219	$ 2,151
Trade accounts payable	8,100	8,160
Accrued payroll	27,077	30,508
Amounts due to third-party payors	28,937	29,837
Accrued risk reserves	39,268	31,632
Other current liabilities	13,287	11,654
Accrued interest	133	135
Total current liabilities	119,021	114,077

LONG-TERM DEBT, LESS CURRENT PORTION	25,215	26,220
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	1,827	1,952
OTHER NONCURRENT LIABILITIES	12,009	11,935
DEFERRED LEASE CREDIT	6,644	7,043
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	794	750
DEFERRED INCOME	26,245	23,457
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares
authorized; 11,596,635 and 11,593,978 shares,
respectively, issued and outstanding	116	115
Capital in excess of par value, less notes receivable	71,831	71,722
Retained earnings	49,934	41,839
Unrealized gains on securities	9,085	6,465
Total shareowners' equity	130,966	120,141

	$322,721	$305,575

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed balance sheet at December 31, 2002 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$ 8,095	$ 7,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,079	5,871
Write-off of note receivable	---	2,760
Provision for doubtful accounts receivable	196	479
Amortization of intangibles and deferred charges	27	135
Amortization of deferred income	(299)	(328)
Deferred income	2,085	987
Equity in earnings of unconsolidated investments	(177)	(152)
Amortization of deferred lease credit	(399)	(399)
Distributions from unconsolidated investments	418	135
Deferred income taxes	(1,461)	(1,212)
Changes in assets and liabilities:
Accounts receivable	3,035	1,383
Inventory	(201)	(208)
Prepaid expenses and other assets	(285)	(854)
Accounts payable	(60)	(160)
Accrued payroll	(3,431)	(2,075)
Amounts due to third party payors	(900)	473
Accrued interest	(2)	393
Other current liabilities and accrued risk reserves	9,269	9,693
Entrance fee deposits	1,002	(34)
Other non current liabilities	74	---
Net cash provided by operating activities	23,065	24,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(10,828)	(6,717)
Investment in notes receivable	---	(2,098)
Collection of notes receivable	1,871	113
Sales of marketable securities, net	220	660
Net cash used in investing activities	(8,737)	(8,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash held by trustee	(3,378)	(991)
Increase in minority interests in subsidiaries	44	58
Decrease in bond reserve funds, mortgage replacement reserves
and other deposits	10	2
Issuance of common shares	40	270
Collection of receivables	70	4,101
Payments on debt	(1,062)	(4,097)
Increase in financing costs	(29)	(3)
Net cash used in financing activities	(4,305)	(660)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,023	15,503
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	68,932	42,198
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 78,955	$ 57,701
Supplemental Information:
Cash payments for interest expense	$ 1,122	$ 1,420
Cash payments for income taxes	$ 5,426	$ 4,700

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareowners' Equity
(in thousands, except share amounts)
(unaudited)

			Receivables			Unrealized	Total Share-
	Common Stock		from Sale	Paid in	Retained	Gains (Losses)	owners'
	Shares	Amount	of Shares	Capital	Earnings	on Securities	Equity

Balance at 12/31/02	11,593,978	$115	$ (799)	$72,521	$41,839	$ 6,465	$120,141

Net income	---	---	---	---	8,095	---	8,095
Unrealized losses on securities	---	---	---	---	---	2,620	2,620
Total Comprehensive Income							10,715
Shares sold	2,657	1	---	39	---	---	40
Collection of receivables	---	---	70	---	---	---	70

Balance at 6/30/03	11,596,635	$116	$ (729)	$72,560	$49,934	$ 9,085	$130,966

Balance at 12/31/01	11,476,956	$114	$(4,995)	$71,109	$25,402	$ 4,448	$ 96,078

Net income	---	---	---	---	7,318	---	7,318
Unrealized gains on securities	---	---	---	---	---	3,368	3,368
Total Comprehensive Income							10,686
Shares sold	39,521	1	---	269	---	---	270
Collection of receivables	---	---	4,101	---	---	---	4,101

Balance at 6/30/02	11,516,477	$115	$ (894)	$71,378	$32,720	$ 7,816	$111,135

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

Note 1 - CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - OTHER REVENUES

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
	(in thousands)

Revenues from management, accounting & financial services	$ 6,606	$ 8,286	$14,337	$14,943
Guarantee fees	54	47	86	101
Advisory fees from National Health Investors, Inc. and
National Health Realty, Inc.	662	667	1,305	1,323
Dividends and other realized gains on securities	765	938	1,553	1,873
Equity in earnings of unconsolidated investments	152	7	177	152
Interest income	1,504	1,362	3,038	2,660
Rental income	1,015	1,059	2,020	1,961
Other	576	325	859	612
	$11,334	$12,691	$23,375	$23,625

Revenues from management, accounting and financial services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers. "Other" revenues include non-healthcare related earnings.

Note 3 - GUARANTEES AND CONTINGENCIES

Guarantees and Related Events

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $28,897,000 at June 30, 2003 and include $15,722,000 of debt of managed and other long-term health care centers and $13,175,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $15,722,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We agreed to guarantee these obligations in order to obtain management agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $13,175,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $21,248,000. Of this obligation, $8,073,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $13,175,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions at this time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at March 31, 2005.

Debt Cross Defaults

Our $8,073,000 senior secured notes and our $4,643,000 senior notes which are included as debt on our balance sheet were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $8,073,000 senior secured notes and our $13,674,000 guarantee described above, and our $4,643,000 senior notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

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

Although the total number of shares has not yet been determined, we believe NHC's maximum exposure under the plan to be less than $200,000 and we do not expect our guarantee will be called upon during the term of the plan. Under the provisions of FIN 45, we have estimated the fair value of this guarantee to be $0.

Note 4 - NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through June 30, 2003, adoption of FIN 45 has not had a material effect on the Company's financial statements. The future effect of FIN 45 on the Company's financial statements will depend on whether the Company enters into new or modifies existing guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities. FIN 46's consolidation provisions apply immediately to variable interest entities created subsequent to January 31, 2003. Variable interest entities created prior to January 31, 2003 must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company is currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46. The Company does not believe that it has entered into any contractual agreements with variable interest entities subsequent to January 31, 2003.

Note 5 - LEGAL PROCEEDINGS

General Liability Lawsuits

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of June 30, 2003, we and/or our managed centers are currently defendants in 87 such claims covering the years 1995 through June 30, 2003. Forty-six of these suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000.

When bids were solicited for third party liability coverage for 2002, we were not totally surprised to find only two companies would quote coverage. Both quotations were so onerous and expensive that we elected to pay the quoted premium into a self-funded captive insurance company. Thus, during 2002 and the current fiscal year, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is maintained through this Cayman Island captive insurance company which is qualified and taxed as a domestic NHC subsidiary.

Our coverages for all years include both primary policies and umbrella policies. For years 1999 through 2001 forward, the policies contain a per incident deductible. In 2000 and 2001, there is no aggregate limit on our potential deductible obligations. In 2002, the deductibles were eliminated and first dollar coverage is provided through the captive insurance company.

In 2003, first dollar coverage continues to be provided through the captive insurance company. In addition, the excess coverage for 2003 is also through the captive insurance company.

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

Note 6 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands, except per share amounts)	2003	2002	2003	2002
Basic:
Weighted average common shares	11,596,572	11,504,101	11,596,229	11,511,186
Net income	$ 4,672,000	$ 4,231,000	$8,095,000	$ 7,318,000
Earnings per common share, basic	$ .40	$ .37	$ .70	$ .64

Diluted:
Weighted average common shares	11,596,572	11,504,101	11,596,229	11,511,186
Options	473,499	466,607	467,823	451,582
Assumed average common shares outstanding	12,070,071	11,970,708	12,064,052	11,962,768

Net income	$ 4,672,000	$ 4,231,000	$8,095,000	$ 7,318,000
Earnings per common share, diluted	$ .39	$ .35	$ .67	$ .61

Note 7. STOCK OPTION PLANS

We have incentive option plans that provide for the granting of options to key employees and directors to purchase shares of common stock at no less than market value on the date of grant. Options issued to non-employee directors vest immediately. Options issued to employees vest over a six year period. The maximum term of the options is six years. The following table summarizes option activity:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2001	647,500	6.88
Options granted	30,000	17.25
Options expired	(15,000)	30.77
Options outstanding at December 31, 2002	662,500	6.81
Options granted	60,000	19.60
Options expired	(40,000)	39.88
Options outstanding at June 30, 2003	682,500	$ 6.00

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

90,000	$17.25 to $19.68	$18.82	4.5

592,500	$3.00 to $10.40	$ 4.05	3.4

682,500

At June 30, 2003, options for 682,500 shares are exercisable. The weighted average remaining contractual life of options outstanding at June 30, 2003 is 3.6 years.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)

Net income - as reported	$4,672	$4,231	$8,095	$7,318
Net income - pro forma	4,606	4,178	7,976	7,221

Net earnings per share - as reported
Basic	$ .40	$ .37	$ .70	$ .64
Diluted	$ .39	$ .35	$ .67	$ .61

Net earnings per share - pro forma
Basic	$ .40	$ .36	$ .69	$ .63
Diluted	$ .38	$ .35	$ .66	$ .60

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

December 31,	2003	2002
Dividend yield	0%	0%
Expected volatility	34%	50%
Expected lives	5 years	5 years
Risk-free interest rate	3.00%	5.56%

In connection with the exercise of certain stock options, we have received 5.57% interest-bearing, full recourse notes in the amount of $774,000 at June 30, 2003. The notes are secured by shares of NHC, shares of NHR, or shares of NHI having a fair market value of not less than 150% of the amount of the note. The principal balances of the notes are reflected as a reduction of shareowners' equity in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National HealthCare Corporation ("NHC" or the "Company") operates or manages 78 long-term health care centers with 9,586 beds in 11 states. We provide nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers (78), subacute care units (9), Alzheimer's care units (6), homecare programs (32), assisted living centers (21) and independent living centers (7). In addition, we provide accounting and financial services to owners of over 30 long-term health care centers and investment advisory services to National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR").

Critical Accounting Policies

In December 2001, the SEC requested all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Form 10-K annual report for the fiscal year ended December 31, 2002, we identified in MD&A the following critical accounting policies as fitting this definition.

1) Revenue Recognition - third party payors

2) Accrued risk revenues

3) Revenue recognition - uncertain collections

4) Revenue recognition - mortgage interest

5) Potential recognition of deferred income

6) Tax contingencies

Please refer to MD&A in the 2002 Form 10-K for a more complete discussion of these policies. There are no additional critical accounting policies identified in the second quarter of 2003.

SNF Medicare Payments Increase

The Center for Medicare and Medicaid Services ("CMS") announced that, for the fiscal year beginning October 1, 2003, per diem payment rates under the skilled nursing facilities (SNF) prospective payment system (PPS) will increase by a total of 6.2%. The increase includes both an annual update of 3.0% and forecast error adjustments of 3.26%. We estimate our fourth quarter revenues will increase by approximately $1.25 million related to these rate improvements.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

Results for the three month period ended June 30, 2003 include a 2.0% increase in net revenues compared to the same period in 2002 and a 10.4% increase in net income.

Net patient revenues increased 3.6% compared to the same period last year. We estimate that the October 2002 Medicare rate cuts for skilled nursing centers and home health care services reduced our revenues by approximately $2.7 million for the quarter ended June 30, 2003. These Medicare cuts were offset by Medicaid increases, improved census mix and improved census.

The total census at owned and leased centers for the quarter averaged 94.0% compared to an average of 92.9% for the same quarter a year ago.

Other revenues decreased $1.4 million or 10.7% in 2003 from $12.7 million in 2002 to $11.3 million in 2003. The decrease is due to the receipt in the same quarter last year of management fees and accounting and financial service fees which had been earned in prior years, but which had been doubtful of collection and not previously accrued. The decrease was offset in part by increased professional liability insurance fees charged to managed centers. During the three months ended June 30, 2003, NHC provided financial and accounting services for 39 facilities as compared to 37 facilities during the three months ended June 30, 2002.

Total costs and expenses for the 2003 second quarter increased $1.5 million or 1.4% to $108.2 million from $106.7 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $2.7 million or 4.5% to $62.5 million from $59.8 million. Other operating expenses decreased $.9 million or 2.8% to $31.7 million for the 2003 period compared to $32.6 million in the 2002 period. Rent expense remained unchanged at $10.4 million. Depreciation and amortization increased 1.7% to $3.1 million. Interest costs decreased $.3 million to $.6 million. Increases in salaries, wages and benefits are due primarily to inflationary wage increases. Decreases in other operating costs are due primarily to the $1.2 million write-off in the 2002 period of development costs related to the construction of a new retirement and nursing home community. The decrease is partially offset by inflationary increases as well as increases in costs of professional liability insurance, workers compensation insurance and health insurance in the current period.

The decrease in interest costs is primarily due to the $10.6 million prepayment of long-term debt in December 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

Results for the six month period ended June 30, 2003 include a 1.9% increase in net revenues compared to the same period in 2002 and a 10.6% increase in net income.

Net patient revenues increased 2.2% compared to the same period last year. We estimate that the October 2002 Medicare rate cuts for skilled nursing centers and home health care services reduced our revenues by approximately $5.4 million for the six months ended June 30, 2003. These Medicare cuts were offset by Medicaid increases, improved census mix and improved census.

The total census at owned and leased centers for the six months averaged 93.8% compared to an average of 93.0% for the same period a year ago.

Other revenues decreased $.2 million or 1.1% in 2003 from $23.6 million in 2002 to $23.4 million in 2003. The decrease is due primarily to the receipt in the second quarter last year of management fees and accounting and financial service fees which had been earned in prior years but which had been doubtful of collection and not previously accrued. The decrease was offset in part by increased professional liability insurance fees charged to managed centers. During the six months ended June 30, 2003, NHC provided financial and accounting services for 39 facilities as compared to 33 facilities during the six months ended June 30, 2002.

Total costs and expenses for the 2003 first six months increased $2.9 million or 1.4% to $215.7 million from $212.8 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $4.1 million or 3.5% to $123.9 million from $119.8 million. Other operating expenses increased $2.1 million or 3.4% to $63.8 million for the 2003 period compared to $61.7 million in the 2002 period. Rent expense remains unchanged at $20.8 million. Depreciation and amortization increased 1.7% to $6.1 million. Interest costs decreased $.7 million to $1.1 million. There were no note receivable write-offs this year compared to $2.8 million of write-offs in the same period last year. Increases in salaries, wages and benefits are due primarily to inflationary wage increases. Increases in other operating costs are due to inflationary increases as well as increases in costs of professional liability insurance, workers compensation insurance and health insurance offset in part due to the write-off in 2002 of development costs related to the construction of a new retirement and nursing home community.

The decrease in interest costs is primarily due to the $10.6 million prepayment of long-term debt in December 2002.

Liquidity and Capital Resources

Net cash provided by operating activities during the first six months of 2003 totaled $23.1 million compared to $24.2 million provided in the same period last year. Cash provided by operating activities is composed of net income plus depreciation and increases in accrued liabilities and reserves and deferred income, offset by increases in accounts receivable and decreases in accounts payable and accrued payroll. Cash flows used in investing activities during the first six months of 2003 totaled $8.7 million compared to $8.0 million used by investing activities in the same period in 2002. Cash used for additions to property and equipment totaled $10.8 million in 2003 compared to $6.7 million in 2002. No cash was used this year for investments in notes receivable, compared to $2.1 million used last year. Collections of notes receivable generated $1.9 million in 2003 compared to $.1 million in 2002. Cash provided by sales of marketable securities totaled $.2 million compared to $.7 million in 2002.

Cash used in financing activities totaled $4.3 million in the first six months of 2003 compared to $0.7 million used for the same period in 2002. Cash used for payments of debt totaled $1.1 million and increases in cash held by trustees totaled $3.4 million in 2003. In the prior year, cash flows used totaled $4.1 million for payments on debt and $1.0 million for increase in cash held by trustee offset in part by $4.1 million collection of notes receivable.

At June 30, 2003, our ratio of long-term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 20.0%.

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, our borrowing capacity are expected to be adequate to finance any scheduled debt reductions plus our operating requirements and growth and development plans for 2003 and into 2004.

Guarantees and Contingencies

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $28,897,000 at June 30, 2003 and include $15,722,000 of debt of managed and other long-term health care centers and $13,175,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $15,722,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We agreed to guarantee these obligations in order to obtain management agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $13,175,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $21,248,000. Of this obligation, $8,073,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $13,175,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on June 30, 2005. Upon exercise of this put option by the lending institutions at this time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at March 31, 2005.

Debt Cross Defaults

Our $8,073,000 senior secured notes and our $4,643,000 senior notes were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $8,073,000 senior secured notes and our $13,674,000 guarantee described above, and our $4,643,000 senior notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

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

Although the total number of shares has not yet been determined, we believe NHC's maximum exposure under the plan to be less than $200,000 and we do not expect our guarantee will be called upon during the term of the plan. Under the provisions of FIN 45, we have estimated the fair value of this guarantee to be $0.

Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2003 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$ 29,261	$ 2,219	$ 4,842	$ 5,221	$16,979
Obligation to purchase
senior secured notes from
financial institutions	9,372	---	9,372	---	---
Operating leases	175,144	44,946	93,163	37,035	---
Total Contractual Cash
Obligations	$213,777	$47,165	$107,377	$48,066	$16,979

We have guaranteed debt obligations of certain other entities totaling approximately $28,897,000. These guarantees are not included in the table above due to uncertainty about the amount or timing of our obligations under our commitments. We do not anticipate material obligations under these commitments

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity are expected to be adequate to finance our operating requirements and growth and development plans for 2003 and into 2004.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through June 30, 2003, adoption of FIN 45 has not had a material effect on the Company's financial statements. The future effect of FIN 45 on the Company's financial statements will depend on whether the Company enters into new or modifies existing guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities. FIN 46's consolidation provisions apply immediately to variable interest entities created subsequent to January 31, 2003. Variable interest entities created prior to January 31, 2003 must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company is currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46. The Company does not believe that it has entered into any contractual agreements with variable interest entities subsequent to January 31, 2003.

General Liability Lawsuits

The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of June 30, 2003, we and/or our managed centers are currently defendants in 87 such claims covering 1995 through 2002. Forty-six of these claims are filed in Florida, where we have not operated or managed long-term care providers since September 30, 2000.

When bids were solicited for third party liability coverage for 2002, we were not totally surprised to find only two companies would quote coverage. Both quotations were so onerous and expensive that we elected to pay the quoted premium into a self-funded captive insurance company. Thus, during 2002 and the current fiscal year, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is maintained through this Cayman Island captive insurance company which is qualified and taxed as a domestic NHC subsidiary.

The coverages for all years include both primary policies and umbrella policies. For years 1999 through 2001 forward, the policies contain a per incident deductible. In 2000 and 2001, there is no aggregate limit on our potential deductible obligations. In 2002, the deductibles were eliminated and first dollar coverage is provided through the captive insurance company.

In 2003, first dollar coverage continues to be provided through the captive insurance company. In addition, the excess coverage for 2003 is also through the captive insurance company.

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

This Quarterly Report on Form 10-Q and other information we provide from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan, and similar statements including, without limitations, those containing words such as "believes", "anticipates", "expects", "intends", "estimates", "plans", and other similar expressions are forward-looking statements.

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

Item 3. Quantitative and Qualitative Information About Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $31.5 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $8.0 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $34,200. As of June 30, 2003, $17.2 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $12.1 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $34,000.

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

Item 4. Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to June 30, 2003.

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
906 Certification of W. Andrew Adams
906 Certification of Donald K. Daniel

(b) Reports on Form 8-K.

Form 8-K filed on July 30, 2003 regarding second quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date August 13, 2003	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date August 13, 2003	/s/ Donald K. Daniel
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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q

of National HealthCare Corporation

For The Quarter Ended June 30, 2003

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National HealthCare Corporation ("Issuer") for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended June 30, 2003.

This Certification is executed as of August 13, 2003.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National HealthCare Corporation and will be retained by National HealthCare Corporation and furnished to the Securities and Exchange Commission or its staff upon request.