Form 10-Q
period 2003-09-30
NATIONAL HEALTHCARE CORP
filed 2003-11-12
CIK 1047335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended September 30, 2003	Commission file number 333-37185

NATIONAL HEALTHCARE CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	52-2057472
(State or other jurisdiction of	(I.R.S. Employer
incorporate or organization	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
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

11,624,085 shares were outstanding as of October 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 105,928	$ 103,966	$ 311,774	$ 305,332
Other revenues	13,158	12,711	36,533	36,336
Net revenues	119,086	116,677	348,307	341,668

COSTS AND EXPENSES:
Salaries, wages and benefits	64,801	58,256	188,699	178,011
Other operating	31,541	31,975	95,346	93,657
Rent	10,418	10,334	31,217	31,090
Write-off of note receivable	---	5,200	---	7,960
Depreciation and amortization	3,116	2,994	9,224	9,000
Interest	512	778	1,632	2,591
Total costs and expenses	110,388	109,537	326,118	322,309

INCOME BEFORE INCOME TAXES	8,698	7,140	22,189	19,359

INCOME TAX PROVISION	(3,404)	(2,843)	(8,800)	(7,744)

NET INCOME	$ 5,294	$ 4,297	$ 13,389	$ 11,615

EARNINGS PER SHARE:
Basic	$ .46	$ .37	1.15	$ 1.01
Diluted	$ .44	$ .36	1.11	$ .97

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,617,284	11,516,477	11,604,324	11,512,969
Diluted	12,058,725	11,985,555	12,062,353	11,970,383

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30	December 31
	2003	2002
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 57,354	$ 50,492
Restricted cash	46,343	32,547
Marketable securities	38,645	35,106
Accounts receivable, less allowance for
doubtful accounts of $8,639 and $8,161	39,417	38,151
Notes receivable	188	192
Inventory at lower of cost (first-in,
first-out method) or market	4,737	4,722
Deferred income taxes	1,287	2,135
Prepaid expenses and other assets	1,307	1,266
Total current assets	189,278	164,611

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	197,418	179,319
Less accumulated depreciation and amortization	(104,892)	(95,277)
Net property and equipment:	92,526	84,042

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	162	72
Goodwill	3,033	3,033
Unamortized financing costs	514	402
Notes receivable	11,352	12,394
Notes receivable from National	10,000	10,868
Notes receivable from ESOP	17,857	17,857
Deferred income taxes	11,963	10,835
Minority equity investments and other	1,268	1,461
Total other assets	56,149	56,922

	$337,953	$305,575

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.
The interim condensed balance sheet at December 31, 2002 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREOWNERS' EQUITY

	September 30	December 31
	2003	2002
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 2,134	$ 2,151
Trade accounts payable	9,514	8,160
Accrued payroll	31,849	30,508
Amounts due to third-party payors	29,192	29,837
Accrued risk reserves	43,325	31,632
Other current liabilities	15,080	11,654
Accrued interest	287	135
Total current liabilities	131,381	114,077

LONG-TERM DEBT, LESS CURRENT PORTION	23,384	26,220
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	1,778	1,952
OTHER NONCURRENT LIABILITIES	12,009	11,935
DEFERRED LEASE CREDIT	6,444	7,043
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	852	750
DEFERRED INCOME	25,631	23,457
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares
authorized; 11,623,985 and 11,593,978 shares,
respectively, issued and outstanding	116	115
Capital in excess of par value, less notes receivable	72,260	71,722
Retained earnings	55,228	41,839
Unrealized gains on securities	8,870	6,465
Total shareowners' equity	136,474	120,141

	$337,953	$305,575

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed balance sheet at December 31, 2002 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$ 13,389	$ 11,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,154	8,804
Write-off of note receivable	---	7,960
Provision for doubtful accounts receivable	478	348
Amortization of intangibles and deferred charges	63	198
Amortization of deferred income	(384)	(437)
Deferred income	950	520
Equity in earnings of unconsolidated investments	(262)	(233)
Amortization of deferred lease credit	(599)	(599)
Distributions from unconsolidated investments	447	293
Deferred income taxes	(1,886)	(1,160)
Changes in assets and liabilities:
Accounts receivable	(1,744)	(1,299)
Inventory	(15)	(325)
Prepaid expenses and other assets	(41)	(200)
Accounts payable	1,354	1,850
Accrued payroll	1,341	(3,408)
Amounts due to third party payors	(645)	92
Accrued interest	152	225
Other current liabilities and accrued risk reserves	15,119	10,709
Entrance fee deposits	1,608	1,827
Other non current liabilities	74	315
Net cash provided by operating activities	38,553	37,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(17,638)	(8,830)
Investment in notes receivable	(45)	(2,144)
Collection of notes receivable	1,959	2,745
Sales of marketable securities, net	472	11,190
Net cash used in investing activities	(15,252)	2,961

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(13,796)	(14,409)
Increase in minority interests in subsidiaries	102	102
Increase in bond reserve funds, mortgage replacement reserves
and other deposits	(90)	(294)
Issuance of common shares	188	270
Collection of receivables	351	4,196
Payments on debt	(3,027)	(4,679)
Increase in financing costs	(167)	(3)
Net cash used in financing activities	(16,439)	(14,817)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,862	25,239
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,492	32,535
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 57,354	$ 57,774
Supplemental Information:
Cash payments for interest expense	$ 1,480	$ 2,366
Cash payments for income taxes	$ 8,139	$ 9,404

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareowners' Equity
(in thousands, except share amounts)
(unaudited)

			Receivables			Unrealized	Total Share-
	Common Stock		from Sale	Paid in	Retained	Gains (Losses)	owners'
	Shares	Amount	of Shares	Capital	Earnings	on Securities	Equity

Balance at 12/31/02	11,593,978	$115	$ (799)	$72,521	$41,839	$ 6,465	$120,141

Net income	---	---	---	---	13,389	---	13,389
Unrealized losses on securities	---	---	---	---	---	2,405	2,405
Total Comprehensive Income							15,794
Shares sold	30,007	1	---	187	---	---	188
Collection of receivables	---	---	351	---	---	---	351

Balance at 9/30/03	11,623,985	$116	$ (448)	$72,708	$55,228	$ 8,870	$136,474

Balance at 12/31/01	11,476,956	$114	$(4,995)	$71,109	$25,402	$ 4,448	$ 96,078

Net income	---	---	---	---	11,615	---	11,615
Unrealized gains on securities	---	---	---	---	---	1,944	1,944
Total Comprehensive Income							13,559
Shares sold	39,521	1	---	269	---	---	270
Collection of receivables	---	---	4,196	---	---	---	4,196

Balance at 9/30/02	11,516,477	$115	$ (799)	$71,378	$37,017	$ 6,392	$114,103

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

Note 2 - OTHER REVENUES

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
	(in thousands)

Revenues from management, accounting & financial services	$ 8,832	$ 9,091	$23,169	$24,033
Guarantee fees	26	40	113	141
Advisory fees from National Health Investors, Inc. and
National Health Realty, Inc.	663	667	1,967	1,991
Dividends and other realized gains on securities	761	75	2,314	1,949
Equity in earnings of unconsolidated investments	85	81	262	234
Interest income	1,498	1,427	4,536	4,087
Rental income	1,015	1,025	3,035	2,986
Other	278	305	1,137	915
	$13,158	$12,711	$36,533	$36,336

Revenues from management, accounting and financial services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers. "Other" revenues include non-healthcare related earnings.

Note 3 - GUARANTEES AND CONTINGENCIES

Guarantees and Related Events

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $28,267,000 at September 30, 2003 and include $15,601,000 of debt of managed and other long-term health care centers and $12,666,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $15,601,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We agreed to guarantee these obligations in order to obtain management agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $12,666,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $20,426,000. Of this obligation, $7,761,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $12,666,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions at this time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at March 31, 2005.

Debt Cross Defaults

Our $7,761,000 senior secured notes and our $4,643,000 senior notes which are included as debt on our balance sheet were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $7,761,000 senior secured notes and our $12,666,000 guarantee described above, and our $4,643,000 senior notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through September 30, 2003, adoption of FIN 45 has not had a material effect on the Company's financial statements. The future effect of FIN 45 on the Company's financial statements will depend on whether the Company enters into new or modifies existing guarantees.

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

Note 5 - LEGAL PROCEEDINGS

General Liability Lawsuits

Nationwide, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of September 30, 2003, we and/or our managed centers are currently defendants in 89 such claims covering the years 1995 through September 30, 2003. Forty-nine of these cases are in Florida, where we have not operated or managed long-term care providers since September 30, 2000.

When bids were solicited for third party liability coverage for 2002, only two companies would quote coverage. Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned liability insurance company. Thus, during 2002 and the current fiscal year, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned liability insurance company.

Our coverages for all years include both primary policies and umbrella policies. For years 1999 through 2001 forward, the policies contain a per incident deductible. In 2000 and 2001, there is no aggregate limit on our potential deductible obligations. In 2002, the deductibles were eliminated and first dollar coverage is provided through the wholly-owned liability insurance company, while the excess coverage is provided by a third party insuror.

In 2003, both first dollar and excess is provided through our subsidiary insurance company in the amount of $1 million per incident, $3 million per location, with $7.5 million excess..

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

On September 25, 2003, a tragic and as of yet unexplained fire occurred on the second floor of an NHC subsidiary operated skilled nursing facility located in Nashville, Tennessee. While the concrete and steel constructed facility complied with applicable fire safety codes, the building was not sprinkled. Although the fire was limited to a double bedded patient's room, extensive smoke filled the area and caused injuries to other patients despite aggressive efforts to evacuate these patients by NHC employees, Fire Department personnel and other volunteers. There have been eighteen patient deaths since the fire, an undetermined number of which may be related to the events of September 25, 2003.

The fire produced extensive media coverage, specifically focused on the lack of requirements that health care centers, including hospitals, constructed prior to 1994 are not required to be fully sprinkled if constructed with fire resistant materials. We have announced that irrespective of code standards we will commence a process of fully sprinkling all facilities operated by NHC that are not already fully sprinkled. We have created through our National Health Foundation (a qualified 501(c)(3) charity) a patient and family relief fund, which is being administered separately from other funds of the Foundation by families of Nashville patients. The prayers and best wishes of the NHC family partners have gone forth to all patients and families affected by this fire. We are proactively seeking to resolve any questions or losses with our patients and their families, and will continue to do so until all matters are resolved. Unfortunately, there have already been 11 lawsuits filed in the state court system in Tennessee. It is too early to make any assessment of the potential liability or cost to the company.

Note 6 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands, except per share amounts)	2003	2002	2003	2002
Basic:
Weighted average common shares	11,617,284	11,516,477	11,603,324	11,512,969
Net income	$ 5,294,000	$ 4,297,000	$13,389,000	$11,615,000
Earnings per common share, basic	$ .46	$ .37	$ 1.15	$ 1.01

Diluted:
Weighted average common shares	11,617,284	11,516,477	11,603,324	11,512,969
Options	441,441	469,078	459,029	457,414
Assumed average common shares outstanding	12,058,725	11,985,555	12,062,353	11,970,383

Net income	$ 5,294,000	$ 4,297,000	$13,389,000	$11,615,000
Earnings per common share, diluted	$ .44	$ .36	$ 1.11	$ .97

Note 7. STOCK OPTION PLANS

We have incentive option plans that provide for the granting of options to key employees and directors to purchase shares of common stock at no less than market value on the date of grant. Options issued to non-employee directors vest immediately. Options issued to employees vest over a six year period. The maximum term of the options is six years. The following table summarizes option activity:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2001	647,500	$ 6.88
Options granted	30,000	17.25
Options expired	(15,000)	30.77
Options outstanding at December 31, 2002	662,500	6.81
Options granted	60,000	19.60
Options expired	(40,000)	39.88
Options exercised	(40,000)	10.44
Options outstanding at September 30, 2003	642,500	$ 5.72

Options exercisable at September 30, 2003	170,000	$ 13.28

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

80,000	$17.25 to $19.60	$19.01	4.8

562,500	$3.00 to $10.40	$ 3.82	2.9

642,500

The weighted average remaining contractual life of options outstanding at September 30, 2003 is 3.2 years.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)

Net income - as reported	$5,294	$4,297	$13,389	$11,615
Net income - pro forma	5,228	4,178	13,204	11,455

Net earnings per share - as reported
Basic	$ .46	$ .37	$ 1.15	$ 1.01
Diluted	$ .44	$ .36	$ 1.11	$ .97

Net earnings per share - pro forma
Basic	$ .45	$ .36	$ 1.14	$ .99
Diluted	$ .43	$ .35	$ 1.09	$ .96

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

In connection with the exercise of certain stock options, we have received 5.57% interest-bearing, full recourse notes in the amount of $448,000 at September 30, 2003. The notes are secured by shares of NHC, shares of NHR, or shares of NHI having a fair market value of not less than 150% of the amount of the note. The principal balances of the notes are reflected as a reduction of shareowners' equity in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National HealthCare Corporation ("NHC" or the "Company") operates or manages 76 long-term health care centers with 9,332 beds in 11 states. We provide nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers (76), subacute care units (9), Alzheimer's care units (6), homecare programs (32), assisted living centers (20) and independent living centers (7). In addition, we provide accounting and financial services to owners of over 42 long-term health care centers and investment advisory services to National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR").

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

SNF Medicare Payments Increase

The Center for Medicare and Medicaid Services ("CMS") announced that, for the fiscal year beginning October 1, 2003, per diem payment rates under the skilled nursing facilities (SNF) prospective payment system (PPS) will increase by a total of approximately 6.2%. The increase includes both an annual update of 3.0% and forecast error adjustments of 3.26%. We estimate our fourth quarter revenues will increase by approximately $1.25 million related to these rate improvements.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

Results for the three month period ended September 30, 2003 include a 2.1% increase in net revenues compared to the same period in 2002 and a 23.2% increase in net income.

Net patient revenues increased 1.9% compared to the same period last year. We estimate that the October 2002 Medicare rate cuts for skilled nursing centers and home health care services reduced our revenues by approximately $2.7 million for the quarter ended September 30, 2003. These Medicare cuts were offset by Medicaid increases, improved census mix and improved census.

The total census at owned and leased centers for the quarter averaged 94.5% compared to an average of 93.5% for the same quarter a year ago.

Other revenues increased $.4 million or 3.5% in 2003 from $12.7 million in 2002 to $13.1 million in 2003. The increase is the result of increases in regularly recurring management, accounting and financial services to managed centers. This increase, however, is largely offset because in the quarter last year, $2.2 million of these fees which had previously been doubtful of collection were collected. During the three months ended September 30, 2003, NHC provided financial and accounting services for 39 facilities as compared to 37 facilities during the three months ended September 30, 2002.

Total costs and expenses for the 2003 third quarter increased $.9 million or .8% to $110.4 million from $109.5 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $6.5 million or 11.2% to $64.8 million from $58.2 million. Other operating expenses decreased $.4 million or 1.4% to $31.5 million for the 2003 period compared to $32.0 million in the 2002 period. Rent expense increased $.1 million or .8% to $10.4 million. Depreciation and amortization increased 4.1% to $3.1 million. Interest costs decreased $.3 million to $.5 million. Increases in salaries, wages and benefits are due primarily to increased therapy and homecare services and to inflationary wage increases. Decreases in other operating costs are due to decreased health insurance costs offset by inflationary increases as well as increases in costs of professional liability insurance, workers compensation insurance, and homecare services.

The decrease in interest costs is primarily due to the $10.6 million prepayment of long-term debt in December 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

Results for the nine month period ended September 30, 2003 include a 1.9% increase in net revenues compared to the same period in 2002 and a 15.3% increase in net income.

Net patient revenues increased 2.1% compared to the same period last year. We estimate that the October 2002 Medicare rate cuts for skilled nursing centers and home health care services reduced our revenues by approximately $8.1 million for the nine months ended September 30, 2003. These Medicare cuts were offset by Medicaid increases, improved census mix and improved census.

The total census at owned and leased centers for the nine months averaged 94.0% compared to an average of 93.2% for the same period a year ago.

Other revenues increased $.2 million or .5% in 2003 from $36.3 million in 2002 to $36.5 million in 2003. The increase is the result of increases in regularly recurring management, accounting and financial services to managed centers. This increase, however, is largely offset because in the nine months last year, $3.2 million of these fees which had previously been doubtful of collection were collected. During the nine months ended September 30, 2003, NHC provided financial and accounting services for 39 facilities as compared to 33 facilities during the nine months ended September 30, 2002.

Total costs and expenses for the 2003 first nine months increased $3.8 million or 1.2% to $326.1 million from $322.3 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $10.7 million or 6.0% to $188.7 million from $178.0 million. Other operating expenses increased $1.7 million or 1.8% to $95.3 million for the 2003 period compared to $93.7 million in the 2002 period. Rent expense increased .4% to $31.2 million. Depreciation and amortization increased 2.5% to $9.2 million. Interest costs decreased $.9 million to $1.6 million. There were no note receivable write-offs this year compared to $7.6 million of write-offs in the same period last year. Increases in salaries, wages and benefits are due primarily to increased therapy and homecare services and to inflationary wage increases. Increases in other operating costs are due to inflationary increases as well as increases in costs of professional liability insurance, workers compensation insurance and homecare services offset in part due to the $1.2 million write-off in 2002 of development costs related to the construction of a new retirement and nursing home community.

The decrease in interest costs is primarily due to the $10.6 million prepayment of long-term debt in December 2002.

Liquidity and Capital Resources

Net cash provided by operating activities during the first nine months of 2003 totaled $38.5 million compared to $37.1 million provided in the same period last year. Cash provided by operating activities is composed of net income plus depreciation and increases in accrued liabilities and reserves, accounts payable, accrued payroll and deferred income, offset by increases in accounts receivable and decreases in amounts due third party payors.

Cash flows used in investing activities during the first nine months of 2003 totaled $15.3 million compared to $3.0 million used by investing activities in the same period in 2002. Cash used for additions to property and equipment totaled $17.6 million in 2003 compared to $8.8 million in 2002. We have under construction one new center (113 beds) and one addition (30 beds). No cash was used this year for investments in notes receivable, compared to $2.1 million used last year. Collections of notes receivable generated $2.0 million in 2003 compared to $2.7 million in 2002. Cash provided by sales of marketable securities totaled $.5 million compared to $11.2 million in 2002.

Cash used in financing activities totaled $16.4 million in the first nine months of 2003 compared to $14.8 million used for the same period in 2002. Cash used for payments of debt totaled $3.0 million and increases in restricted cash totaled $13.8 million in 2003. In the prior year, cash flows used totaled $4.7 million for payments on debt and $14.4 million for increase in restricted cash offset in part by $4.1 million collection of notes receivable. Cash held by trustees is primarily related to professional liability insurance, workers' compensation insurance and health insurance.

At September 30, 2003, our ratio of long-term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 18.7%.

Guarantees and Contingencies

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $27,267,000 at September 30, 2003 and include $15,601,000 of debt of managed and other long-term health care centers and $12,666,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $15,601,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We agreed to guarantee these obligations in order to obtain management agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $12,666,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $20,426,000. Of this obligation, $7,761,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $12,666,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on June 30, 2005. Upon exercise of this put option by the lending institutions at this time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at March 31, 2005.

Debt Cross Defaults

Our $7,761,000 senior secured notes and our $4,643,000 senior notes were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $7,761,000 senior secured notes and our $12,666,000 guarantee described above, and our $4,643,000 senior notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

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

Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2003 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$ 25,162	$ 2,134	$ 4,648	$ 4,564	$13,816
Obligation to purchase
senior secured notes from
financial institutions	9,372	---	9,372	---	---
Operating leases	163,065	44,907	91,937	26,221	---
Total Contractual Cash
Obligations	$197,599	$47,041	$105,957	$30,784	$13,816

We have guaranteed debt obligations of certain other entities totaling approximately $28,267,000. These guarantees are not included in the table above due to uncertainty about the amount or timing of our obligations under our commitments. We do not anticipate material obligations under these commitments

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity are expected to be adequate to finance our operating requirements and growth and development plans for 2003 and into 2004.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through September 30, 2003, adoption of FIN 45 has not had a material effect on the Company's financial statements. The future effect of FIN 45 on the Company's financial statements will depend on whether the Company enters into new or modifies existing guarantees.

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

General Liability Lawsuits

Nationwide the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of September 30, 2003, we and/or our managed centers are currently defendants in 89 such claims covering 1995 through 2002. Forty-nine of these cases are filed in Florida, where we have not operated or managed long-term care providers since September 30, 2000.

When bids were solicited for third party liability coverage for 2002, only two companies would quote coverage. Both quotations were so onerous and expensive that we elected to pay the quoted premium into a self-funded captive insurance company. Thus, during 2002 and the current fiscal year, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this Cayman Island captive insurance company which is qualified and taxed as a domestic NHC subsidiary.

The coverages for all years include both primary policies and umbrella policies. For years 1999 through 2001 forward, the policies contain a per incident deductible. In 2000 and 2001, there is no aggregate limit on our potential deductible obligations. In 2002, the deductibles were eliminated and first dollar coverage is provided through the captive insurance company, while the excess was provided by a third party insurer.

In 2003, both first dollar and excess coverage is provided through our subsidiary insurance company, in the amount of $1 million per incident, $3 million per location, with $7.5 million excess.

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

On September 25, 2003, a tragic and as of yet unexplained fire occurred on the second floor of an NHC subsidiary operated skilled nursing facility located in Nashville, Tennessee. While the concrete and steel constructed facility complied with applicable fire safety codes, the building was not sprinkled. Although the fire was limited to a double bedded patient's room, extensive smoke filled the area and caused injuries to other patients despite aggressive efforts to evacuate these patients by NHC employees, Fire Department personnel and other volunteers. There have been eighteen patient deaths since the fire, an undetermined number of which may be related to the events of September 25, 2003.

The fire produced extensive media coverage, specifically focused on the lack of requirements that health care centers, including hospitals, constructed prior to 1994 are not required to be fully sprinkled if constructed with fire resistant materials. We have announced that irrespective of code standards we will commence a process of fully sprinkling all facilities operated by NHC that are not already fully sprinkled. We have created through our National Health Foundation (a qualified 501(c)(3) charity) a patient and family relief fund, which is being administered separately from other funds of the Foundation by families of Nashville patients. The prayers and best wishes of the NHC family partners have gone forth to all patients and families affected by this fire. We are proactively seeking to resolve any questions or losses with our patients and their families, and will continue to do so until all matters are resolved. Unfortunately, there have already been 11 lawsuits filed in the state court system in Tennessee. It is too early to make any assessment of the potential liability or cost to the company.

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

Item 3. Quantitative and Qualitative Information About Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $31.5 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $7.9 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $42,000. As of September 30, 2003, $13.7 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $11.4 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $30,000.

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

Item 4. Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to September 30, 2003.

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
906 Certification of W. Andrew Adams
906 Certification of Donald K. Daniel

(b) Reports on Form 8-K.

Form 8-K filed on September 2, 2003 regarding new election of James Paul Abernathy to the Board of Directors.

Form 8-K filed on October 2, 2003 regarding a fire at NHC HealthCare/Nashville, LLC, a subsidiary of National HealthCare Corporation.

Form 8-K filed on October 8, 2003 regarding the addition of sprinklers to its licensed nursing homes with an estimated cost of $10 million.

Form 8-K filed on November 5, 2003 regarding third quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date November 11, 2003	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date November 11, 2003	/s/ Donald K. Daniel
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

Date: November 11, 2003

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

Date: November 11, 2003

/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q

of National HealthCare Corporation

For The Quarter Ended September 30, 2003

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

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended September 30, 2003.

This Certification is executed as of November 11, 2003.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National HealthCare Corporation and will be retained by National HealthCare Corporation and furnished to the Securities and Exchange Commission or its staff upon request.