Form 10-K
period 2003-12-31
NATIONAL HEALTHCARE CORP
filed 2004-03-12
CIK 1047335

=============================================================================
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended	Commission File No.
December 31, 2003	333-37185
----------------
NATIONAL HEALTHCARE CORPORATION

(Exact name of registrant as specified in its Corporate Charter)

Delaware	52-2057472
(State of Formation)	(I.R.S. Employer I.D. No.)

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
Yes x No

The aggregate market of voting shares held by nonaffiliates of the registrant was $125,916,280 as of June 30, 2003.

Number of Shares outstanding as of February 29, 2004: 11,664,120

PART 1

------

ITEM 1

BUSINESS

General

National HealthCare Corporation (NHC or the Company) began business in 1971. We were incorporated as a Delaware corporation in 1997 when we changed from partnership form to corporate form. When we indicate "NHC", we include all majority-owned subsidiaries, partnerships and limited liability companies in which we have an interest. All of our operating entities are separately organized businesses, capitalized initially by us and maintained as independent subsidiaries. For accounting and tax purposes, however, they are consolidated within our consolidated financial statements.

Our principal business is the operation of long-term health care centers with associated assisted living and independent living centers. Our business activities include providing subacute skilled and intermediate nursing and rehabilitative care, senior living services, home health care services, management services, accounting and financial services and insurance services. We operate in 13 states, and our owned and leased properties are located primarily in the southeastern United States.

At December 31, 2003, we operate or manage 76 long-term health care centers with a total of 9,332 licensed beds. These numbers include 49 centers with 6,235 beds that we lease or own and 27 centers with 3,097 beds that we manage for others. Of the 49 leased or owned centers, 36 are leased from National Health Investors, Inc. (NHI) and 10 are leased from National Health Realty, Inc. (NHR). We serve as a compensated investment advisor to both NHI and NHR.

Our 19 assisted living centers (eight leased or owned and 11 managed) have 844 units (315 units leased or owned and 529 units managed). Our six independent living centers (four leased or owned and two managed) have 464 retirement apartments (308 apartments leased or owned and 156 apartments managed).

During 2003, we operated 32 homecare programs and provided 486,012 homecare patient visits. As of December 31, 2003, we operated specialized care units within our healthcare centers such as Alzheimer's disease care units (6), sub-acute nursing units (9) and a number of in house pharmacies. Similar specialty units are under consideration at a number of our centers, as well as free standing projects.

Health Care Services Revenues. Health care services we provide include a comprehensive range of services through related or separately structured long-term health care centers, specialized care units, pharmacy operations, rehabilitative services, assisted living centers, retirement centers and homecare programs. In fiscal 2003, 89.4% of our net revenues, excluding revenues from management services, were derived from such health care services. Highlights of health care services activities during 2003 were as follows:

A. Long-Term Health Care Centers. As described in more detail throughout this document, we operated or managed 76 long-term health care centers as of December 31, 2003, a decrease of six during 2003. Revenues from 49 of these facilities are reported as patient revenues on our financial statements, while management fee income is recorded as other revenues for 27 facilities, as these are managed for third party owners. We generally charge 6% of net revenues for our management services. Average occupancy in these long-term health care centers was 93.9% during the year ended December 31, 2003.

B. Rehabilitative Services. We have long offered physical, speech, and occupational therapy provided by center specific therapists. We maintained a rehabilitation staff of over 800 highly trained, professional therapists in 2003. The majority of our rehabilitative services are for patients in our owned and managed long-term care centers. We also provide services to health care centers operated by third parties and operate six free standing outpatient rehabilitation clinics in Tennessee and are the designated sports medicine provider for Middle Tennessee State University in Murfreesboro, Tennessee. Our rates for these services are competitive with other market rates.

C. Medical Specialty Units. We require all our centers to participate in the Medicare program, and have expanded our range of offerings by the creation of center-specific medical specialty units such as our six Alzheimer's disease care units and nine subacute nursing units. The services are provided primarily at each NHC operated center, but also at existing specialized care units.

D. Pharmacy Operations. At year end, we operated three regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina). These pharmacy operations operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. Pharmacy reimbursement under Medicare has also been shifted from direct billing by the pharmacy to a negotiated rate structure between skilled nursing centers and the pharmacy, with the skilled nursing centers Medicare reimbursement being based upon a prospective rate not related to actual patient pharmaceutical usage.

E. Assisted Living Projects. We presently own, lease or manage 19 assisted living projects, ten of which are located within the physical structure of a long-term health care center or retirement complex. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Development of new units has been discontinued due to existing market conditions.

F. Managed Care Contracts. We operate four regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of our owned and managed centers. Managed care patient days were 38,625 in 2001, 42,360 in 2002, and 41,320 in 2003.

G. Hospice. In 2003 we entered into a partnership agreement with Caris HealthCare in order to develop hospice programs in selected market locations. One location in Tennessee was opened in December and five additional locations are licensed and due to open in 2004.

H. Homecare Programs. Our 32 homecare programs have increased their total number of visits from 420,156 in 2002 to 486,012 in 2003. Many of our homecare patients are previously discharged from our long-term health care centers. The reimbursement for homecare services under the Medicare program provides for a prospective pay system. Under the homecare prospective payment system, we receive a fixed amount per patient per episode as defined by Medicare guidelines.

Other Revenues. We generate revenues from management, accounting and financial services to third party long-term care, assisted living and independent living centers, from advisory services to NHI and NHR (which are health care real estate investment trusts), from insurance services to our owned and managed centers, from dividends and other realized gains on securities and from interest income. In fiscal 2003, 10.6% of our net revenues were derived from such other sources. The significant other sources of revenues are described as follows:

A. Insurance Services. NHC owns a licensed Tennessee workers compensation insurance company which either directly or in conjunction with other workers compensation carriers provides such coverage at the majority of NHC operated centers. A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC's owned and managed centers. This company elects to be taxed as a domestic subsidiary. We also self-insure our partners' health insurance benefit program at a cost we believe is less than a commercially obtained policy. Finally, we operate a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies. NHC's revenues from insurance services totaled $18.8 million in 2003.

B. Management, Accounting and Financial Services. We provide management services to long-term health care centers, assisted living centers and independent living centers operated by third party owners. We typically charge 6% of the managed centers' revenues as a fee for these services. Additionally, we provide accounting and financial services to entities who typically have been or are in the process of being transferred from bankrupt organizations or from entities operating in states with economically unreasonable liability insurance premiums into the hands of small operators or not-for-profit entities. No management services are provided to these entities. As of December 31, 2003, we perform management services for 40 centers and accounting and financial services for 42 centers. NHC's revenues from management, accounting and financial services totaled $13.0 million in 2003.

C. Advisory Services to National Health Investors, Inc. In 1991, we formed National Health Investors, Inc. as a wholly-owned subsidiary. We then transferred to NHI certain healthcare facilities owned by NHC and distributed the shares of NHI to NHC's shareholders. The distribution had the effect of separating NHC and NHI into two independent public companies. As a result of the distribution, all of the outstanding shares of NHI were distributed to the then NHC investors. NHI is listed on the New York Stock Exchange.

NHI entered into an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement") with NHC pursuant to which NHC provides NHI, for a fee, with investment advice, office space, personnel and other services. For its services under the Advisory Agreement, the Advisor is entitled to a base annual compensation of $1,625,000 plus an additional amount based on increases in funds from operations. Compensation paid to executive officers of NHI is credited against this Advisory Fee. NHC executive officers W. Andrew Adams, Robert G. Adams, Richard F. LaRoche, Jr., Donald K. Daniel, Kenneth D. DenBesten and Charlotte A. Swafford serve as executive officers of NHR. Mr. LaRoche retired from management positions in May, 2002, but remains as secretary and general counsel to NHC, NHI and NHR and as a member of the Board of Directors of NHC and NHI. NHC earned revenues of approximately $2.6 million in 2003 under the terms of the advisory agreement.

The NHI Advisory Agreement provides that the Advisor shall pay all expenses incurred in performing its obligations thereunder, without regard to the amount of compensation received under the Agreement. Expenses specifically listed as expenses to be borne by the Advisor without reimbursement include among others (1) the cost of accounting, statistical or bookkeeping equipment necessary for the maintenance of NHI's books and records and (2) employment expenses of the officers and directors and personnel of the Advisor.

We also provide management, accounting and financial services to 18 foreclosure properties operated by NHI.

D. Advisory Services to National Health Realty, Inc. In 1997, we formed National Health Realty, Inc., as a wholly-owned subsidiary. We then transferred to NHR certain healthcare facilities then owned by NHC and distributed the shares of NHR to NHC's shareholders. The distribution had the effect of separating NHC and NHR into two independent public companies. As a result of the distribution, all of the outstanding shares of NHR were distributed to the then NHC investors. NHR is listed on the American Stock Exchange.

NHC entered into an Advisory Agreement with NHR whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHR's Board of Directors. Either party may terminate the Advisory Agreement on 90 days notice at any time.

For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC. NHC executive officers W. Andrew Adams, Robert G. Adams, Richard F. LaRoche, Jr., Donald K. Daniel, Kenneth D. DenBesten and Charlotte A. Swafford serve as executive officers of NHR. Mr. LaRoche retired from management positions in May, 2002, but remains as secretary and general counsel to NHC, NHI and NHR and as a member of the Board of Directors of NHC and NHI. During 2003, NHC's compensation under the advisory agreement was $467,000.

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

Long-Term Health Care Centers

The health care centers operated by our independent subsidiaries provide in-patient skilled and intermediate nursing care services and in-patient and out-patient rehabilitation services. Skilled nursing care consists of 24-hour nursing service by registered or licensed practical nurses and related medical services prescribed by the patient's physician. Intermediate nursing care consists of similar services on a less intensive basis principally provided by non-licensed personnel. These distinctions are generally found in the long-term health care industry although for Medicaid reimbursement purposes, some states in which we operate have additional classifications, while in other states the Medicaid rate is the same regardless of patient classification. Rehabilitative services consist of physical, speech, and occupational therapies, which are designed to aid the patient's recovery and enable the patient to resume normal activities.

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

Health Care Centers Under Construction

We presently have under construction a new health care center with 160 long-term care beds and 46 assisted living units in Franklin, Tennessee and a 30 long-term care bed addition to an existing health center in Tennessee. We anticipate construction of the 160 bed center and the 30 bed addition will be completed in the first and fourth quarters of 2004, respectively. We are financing these projects with cash on hand.

Occupancy Rates

The following table shows certain information relating to occupancy rates for our continuing owned, leased, and debt guaranteed managed long-term health care centers:

	Year Ended December 31

	2003	2002	2001

Overall census	93.9%	93.2%	93.4%

Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).

Termination of Florida Health Care Center Operations

Unable to obtain liability insurance in the state of Florida (but not elsewhere), we elected to discontinue our Florida long-term health care center operations on September 30, 2000. At that time in Florida we operated two owned skilled nursing facilities and thirteen leased facilities of which three were freestanding assisted living facilities, and we had management contracts with nine facilities owned by third parties. Our former Vice President of Operations and his staff in the state of Florida resigned in August 2000. These individuals, plus additional Florida based outside investors, formed new entities and entered into a series of new leases on the thirteen leased properties and our two owned properties, which leases are for a five-year term. We sold the current assets and current liabilities and leased our furniture, fixtures and leasehold improvements of our owned and leased Florida facilities to the same group of entities. Additionally, and with the consent of the third party owners, the Florida management contracts were assigned to other entities primarily owned and controlled by our former Vice President of Operations. These transactions closed on September 30, 2000, with an effective date of October 1, 2000. New licenses were issued for the respective operators as of that day. Although our obligations for rent payments owed on leased centers remain in effect due to a master lease, we are receiving a credit for lease payments made by the new providers, which were current as of December 31, 2003. Through the master lease agreement, we still maintain a right of first refusal with NHI and NHR to purchase any of the Florida facilities should NHI or NHR receive an offer from an unrelated party.

Assisted Living Units

We presently lease or own eight and manage 11 assisted living units, ten of which are located within the physical structure of a long-term health care center or retirement center and nine of which are freestanding. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Certificates of Need are not necessary to build these projects and we believe that overbuilding has occurred in some of our markets.

Retirement Centers

Our four leased and two managed retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas. In most cases, retirement centers also include long-term health care facilities, either in contiguous or adjacent licensed health care centers. Charges for services are paid from private sources without assistance from governmental programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need such as is required for health care centers. We have, in several cases, developed retirement centers adjacent to our health care properties with an initial construction of 40 to 80 units and which units are rented by the month; thus these centers offer an expansion of our continuum of care. We believe these retirement units offer a positive marketing aspect of our health care centers.

Both of our managed retirement centers are "continuing care communities", where the resident pays a substantial endowment fee and a monthly maintenance fee. The resident then receives a full range of services - including nursing home care - without additional charge.

One such continuing care community, the 137 unit Richland Place Retirement Center, was opened in January, 1993 and is fully occupied. We opened the 58 unit AdamsPlace in Murfreesboro, Tennessee during 1998 and during 2002 expanded it to 93 units.

Homecare Programs

Our home health programs (we call them homecare) provide nursing and rehabilitative services to individuals in their residences and are licensed by the Tennessee, South Carolina and Florida state governments and certified by the federal government for participation in the Medicare program. Each of our 32 Medicare certified homecare programs is managed by a registered nurse, with speech, occupational and physical therapists either employed by the program or on a contract basis. Homecare visits increased from 420,156 visits in 2002 to 486,012 visits in 2003. Effective October 1, 2000, homecare reimbursement under the Medicare program was totally changed by the implementation of a prospective payment system. Under this prospective payment system, we receive a fixed amount per patient per episode as defined by Medicare guidelines. We are operating effectively and efficiently under the new system.

Regulation

Long term health care centers are subject to extensive federal, state and in some cases, local regulatory, licensing, and inspection requirements. These requirements relate, among other things, to the adequacy of physical buildings and equipment, qualifications of administrative personnel and nursing staff, quality of nursing provided and continued compliance with laws and regulations relating to the operation of the centers. In all states in which we operate, before the facility can make a capital expenditure exceeding certain specified amounts or construct any new long-term health care beds, approval of the state health care regulatory agency or agencies must be obtained and a Certificate of Need issued. The appropriate state health planning agency must determine that a need for the new beds or expenditure exists before a Certificate of Need can be issued. A Certificate of Need is generally issued for a specific maximum amount of expenditure and the project must be completed within a specific time period. There is no advance assurance that we will be able to obtain a certificate of need in any particular instance. In some states, approval is also necessary in order to purchase existing health care beds, although the purchaser is normally permitted to avoid a full scale certificate of need application procedure by giving advance written notice of the acquisition and giving written assurance to the state regulatory agency that the change of ownership will not result in a change in the number of beds or the services offered at the facility.

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

The following table sets forth sources of patient revenues from health care centers and homecare services for the periods indicated:

	Year Ended December 31
Source	2003	2002	2001
Private	27%	29%	26%
Medicare	32%	31%	34%
Medicaid/Skilled	13%	13%	11%
Medicaid/Intermediate	26%	27%	29%
VA and Other	2%	0%	0%

Total	100%	100%	100%

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

Government Health Care Reimbursement Programs

The federal health insurance program for the elderly is Medicare, which is administered by the U.S. Department of Health and Human Services, Centers for Medicare and Medicaid Services (CMS). State programs for medical assistance to the indigent are known as Medicaid in states which we operate. All health care centers owned, leased or managed by us are certified to participate in Medicare and all but two participate in Medicaid. Eligibility for participation in these programs depends upon a variety of factors, including, among others, accommodations, services, equipment, patient care, safety, physical environment and the implementation and maintenance of cost controls and accounting procedures. In addition, some of our centers have entered into separate contracts with the United States Veterans Administration which provides reimbursement for care to veterans transferred from Veterans Administration hospitals.

Medicare is uniform nationwide and reimburses nursing centers under a fixed payment system named the Prospective Payment System (PPS). Although general similarities exist due to federal mandates, each state operates under its own specific system, usually called Medicaid.

Commencing January 1, 1999 (and as mandated by the Balanced Budget Act of 1997), Medicare changed its former cost reimbursement system to PPS. Under PPS, the center receives a fixed payment which covers all but a few services provided to Medicare patients. Thus the center must not only cover its fixed and normal operating expenses out of this payment, but also physical and speech therapy, drugs and other supplies, and other necessary services of the type provided by skilled nursing facilities. We experienced a material decrease in Medicare revenues in 1999 due to PPS, but were able to also substantially reduce operating expenses. Material reductions were negotiated in therapy, pharmaceutical and other ancillary services. Some legislative changes were made to PPS in late 1999 (the Balanced Budget Retirement Act, or BBRA) and again in December 2000 (the Benefits Improvement and Protection Act, or BIPA), both of which provided some relief from the drastic revenue reductions occasioned by the 1997 BBA. A substantial cut in Medicare payments again occurred, however, effective October 1, 2002. Some improvement in rates was granted effective October 1, 2003 but the improvement was substantially less than the October 2002 cuts. See "Medicare Financial Changes".

Medicare patients are entitled to have payment made on their behalf to a skilled nursing facility for up to 100 days during each calendar year and a prior 3-day hospital stay is required. A patient must be certified for entitlement under the Medicare program before the skilled nursing facility is entitled to receive Medicare payments and patients are required to pay approximately $105.00 per day after the first 20 days of the covered stay.

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

During the fiscal year, each facility receives payments under the applicable government reimbursement program. Medicare and Medicaid payments are generally "prospective". Medicare, under PPS, pays our centers a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs. The classification of a patient by acuity level is subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustments of interim payments received from the program. If, as a result of such audits, it is determined that overpayment of benefits were made, the excess amount must be repaid to the government. If, on the other hand, it is determined that an underpayment was made, the government agency makes an additional payment to the operator. Medicaid payments are also subject to audit and review. We record as receivables the amounts which we expect to receive under the Medicare and Medicaid programs and record into profit or loss any differences in amounts actually received at the time of interim and final settlements. To date, adjustments have not had a material adverse effect on us. We believe that our payment formulas have been properly applied and that any future adjustments will not be materially adverse. Effective January 1, 1999 when the Medicare program became prospective in nature, the potential for adjustments in the amounts we are paid was greatly diminished. For additional discussion see "Medicare Financial Changes".

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at our facilities would result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments whereby we are responsible for providing, for a fixed fee, all services needed by certain patients. Capitated payments can result in significant losses if patients require expensive treatment not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. For the fiscal year ended December 31, 2003, we derived 32% and 39% of our net patient revenues from the Medicare and Medicaid programs, respectively. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs, therefore, could have a material adverse effect on our profitability. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations. No assurance can be given that such reforms will not have a material adverse effect on us.

Medicare Financial Changes

Government at both the federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including the type of services we provide. On August 5, 1997, the Balanced Budget Act of 1997 ("BBA") was enacted, which contains numerous Medicare and Medicaid cost-saving measures, as well as new anti-fraud provisions. The BBA was projected to save $115 billion in Medicare spending over the following five years, and $13 billion in the Medicaid program. Section 4711 of BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which has required that state Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards. The Boren Amendment was previously the foundation of litigation by nursing homes seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justifications for the proposed rates are published, and which give providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. Several of the states in which we operate are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.

The BBA also required that nursing homes transition to a prospective payment system under the Medicare program during a three-year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. As described in the following sections, BBA produced a crisis in long term care funding throughout the country.

Congress addressed this financial distress in part through enactment of the Balanced Budget Refinement Act (BBRA). The BBRA included a four percent across-the-board increase in payments to skilled nursing facilities for Fiscal Years 2001 and 2002 and a temporary 20 percent increase to 15 Resource Utilization Groups (RUGs) for patients considered medically complex. These changes became effective on October 1, 2000.

In 2000, Congress adjusted further the payment rates to skilled nursing facilities under the Benefits Improvement and Protection Act (BIPA). The BIPA increased the inflation update to the full market basket in Fiscal Year 2001 and raised the nursing component of the RUGs by 16.6 percent in an effort to improve PPS nursing staff ratios. Additionally, the BIPA spread the BBRA 20 percent increase to the three rehabilitation RUGs across all 14 special rehabilitation RUGs as a 6.7 percent increase. The other RUGs changed in the BBRA maintained the 20 percent increase. These changes went into effect on April 1, 2001. However, the improvements brought about by BBRA and BIPA (including the 4 percent across-the-board increase in RUG payments, the 16.6 percent increase in nursing component, the changes in the SNF market basket, and the 20 percent RUGs add-ons) expired on September 30, 2002. Furthermore, Medicare payments for homecare services were decreased, also effective October 1, 2002. We estimate that these expirations and cuts reduced our Medicare revenues by approximately $10,800,000 during the twelve months ended September 30, 2003.

Effective October 1, 2003, the CMS increased reimbursement for Medicare Part A 3.26% in addition to the annual inflationary increase of 3%. We estimate this change will increase our Medicare revenues by approximately $5,200,000 during the twelve months ended September 30, 2004. No material additional changes to reimbursement are expected until CMS refines the current RUG III case-mix methodology.

Industry Distress

With the full implementation of BBA 1999, the long-term health care industry experienced not only material reductions in Medicare revenue and precipitous declines in public companies' market capitalization but also a wave of unanticipated bankruptcies. Since 1999, five of the nation's largest publicly held long-term care companies filed for bankruptcy protection. Four have since emerged. At least four private chains of over 100 facilities each also filed for bankruptcy protection. Currently, it appears that only NHC and HCR ManorCare, among the largest publicly traded long term care companies, avoided substantial operating losses during the last five years. Although one might expect that this industry collapse would have produced acquisition opportunities for the surviving companies, this has not been the case. In the bankruptcy process, the public companies are discarding ownership in or leases with poorly performing centers, while clinging tenaciously to their best performers. These poorer performers are the target market for our new offsite Accounting and Financial Service contracts. We now have 42 such contracts. Additionally, we now have 18 management contracts which became available through our advisory relationship with National Health Investors, Inc. ("NHI").

Competition

In most of the communities in which we operate health care centers, there are other health care centers with which we compete. We own, lease or manage (through independent subsidiaries) 76 long-term health care facilities located in eleven states. Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities. There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including us, dominates any of these state's long-term health care markets, except for some small rural markets which might have only one long-term health care facility. In competing for patients and staff with these centers, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of our health care centers are important in obtaining patients, since members of the patient's family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital. We believe that by providing and emphasizing rehabilitative as well as skilled care services at our centers, we are able to broaden our patient base and to differentiate our centers from competing health care centers.

As we expanded into the assisted living market, we monitored proposed or existing competing assisted living centers. Our development goal is to link our health care centers with our assisted living centers, thereby obtaining a competitive advantage for both.

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees. In order to enhance our competitive position, we have an educational tuition loan program, an American Dietary Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs. We support the Foundation for Geriatric Education. We also maintain an "Administrator in Training" course, 24 months in duration, for the professional training of administrators. Presently, we have ten full-time individuals in this program. Four of our six regional vice presidents and 44 of our 76 health care center administrators are graduates of this program.

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

Employees

As of December 31, 2003, our Administrative Services Contractor plus our managed centers had approximately 12,000 full and part time employees, who we call "Partners". No employees are represented by a bargaining unit. We believe our current relations with our employees are good.

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

We also maintain the following documents on the web site, all of which we hereby incorporate herein by reference as though copied verbatim:

* The NHC Code of Ethics and Standards of Conduct. This has been adopted for all employees of our Administrative Services Contractor, officers and directors of the Company. The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of conduct. To date there have been none.

* Information on our "NHC ValuesLine", which allows our staff and investors unrestricted access to our Corporate Compliance Officer, executive officers and directors. The toll free number is 800-526-4064 and the communications may be incognito, if desired.

* The NHC Restated Audit Committee Charter.

* The NHC Compensation Committee Charter.

* The NHC Nomination and Corporate Governance Committee Charter

We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.

ITEM 2
DESCRIPTION OF PROPERTIES

LONG-TERM HEALTH CARE CENTERS

				Total	Beds under Development	Joined
State	City	Center	Affiliation	Beds	and Special Care Units	NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	50 bed Alzheimer's unit	1973
					10 bed subacute care unit
	Moulton	NHC HealthCare, Moulton	Leased(1)	136		1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned(2)	135		1989
	Rossville	NHC HealthCare, Rossville	Leased(1)	112		1971

Kansas	Chanute	Chanute HealthCare Center	Managed	77		2001
	Council Grove	Council Grove HealthCare Center	Managed	80		2001
	Haysville	Haysville HealthCare Center	Managed	119		2001
	Larned	Larned HealthCare Center	Managed	54		2001
	Sedgwick	Sedgwick HealthCare Center	Managed	56		2001

Kentucky	Dawson Springs	NHC HealthCare, Dawson Springs	Leased(1)	80		1973
	Glasgow	NHC HealthCare, Glasgow	Leased(1)	206		1971
	Madisonville	NHC HealthCare, Madisonville	Leased(1)	94		1973

Massachusetts	Greenfield	Buckley Nursing Home	Managed	120		1999
	Holyoke	Buckley Center for Nursing & Rehab.	Managed	102		1999
	Quincy	John Adams Continuing Care Center	Managed	71		1999
	Taunton	Longmeadow of Taunton	Managed	100		1999

Missouri	Columbia	Columbia HealthCare Center	Managed	97		2001
	Desloge	NHC HealthCare, Desloge	Leased(1)	120		1982
	Joplin	Joplin HealthCare Center	Managed	92		2001
	Joplin	NHC HealthCare, Joplin	Leased(1)	126		1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170		1982
	Macon	Macon Health Care Center	Managed	120	24 bed Alzheimer's unit	1982
	Osage Beach	Osage Beach Health Care Center	Managed	120	24 bed Alzheimer's unit	1982
	St. Charles	Charlevoix HealthCare Center	Managed	142		2001
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120		1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	30 bed Alzheimer's unit	1987
	Springfield	Springfield Rehabilitation and	Managed	120		1982
		Health Care Center
	Town & Country	Town & Country HealthCare Center	Managed	282		2001
	West Plains	West Plains Health Care Center	Leased(1)	120		1982

New Hampshire	Epsom	Epsom Manor	Managed	108		1999
	Manchester	Maple Leaf Health Care Center	Managed	114		1999
	Manchester	Villa Crest Health Care Center	Managed	123		1999

South Carolina	Aiken	Mattie C. Hall Health Care Center	Managed	176		1982
	Anderson	NHC HealthCare, Anderson	Leased(1)	290	44 bed subacute care unit	1973
	Clinton	NHC HealthCare, Clinton	Leased(1)	131		1993
	Columbia	NHC HealthCare, Parklane	Leased(1)	120	30 bed Alzheimer's unit	1997
					19 bed subacute care unit
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152		1973
	Greenville	NHC HealthCare, Greenville	Leased(1)	176		1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176		1973
	Lexington	NHC HealthCare, Lexington	Leased(1)	120	12 bed subacute care unit	1994
	Mauldin	NHC HealthCare, Mauldin	Leased(1)	120	30 bed Alzheimer's unit	1997
	Murrells Inlet	NHC HealthCare, Garden City	Leased(1)	88		1992
	North Augusta	NHC HealthCare, North Augusta	Leased(1)	132		1991
	Sumter	NHC HealthCare, Sumter	Managed	138		1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98		1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	20 bed subacute care unit	1971
	Columbia	NHC HealthCare, Columbia	Leased(1)	106	12 bed subacute care unit	1973
	Columbia	NHC HealthCare, Hillview	Leased(1)	92		1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94		1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191		1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120		1976
	Farragut	NHC HealthCare, Farragut	Leased(1)	60	30 beds under development	1998
	Franklin	Franklin Manor	Leased(1)	47		1997
	Franklin	NHC HealthCare, Franklin	Leased(1)	80		1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122		1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	16 bed subacute care unit	1971
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	172	12 bed subacute care unit	1977
	Knoxville	NHC HealthCare, Knoxville	Leased(1)	139		1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96		1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	62		1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	102		1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60		1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150		1971
	Milan	NHC HealthCare, Milan	Leased(1)	123		1971
	Murfreesboro	AdamsPlace	Leased(1)	60	30 beds under development	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	69 bed subacute care unit	1974
	Nashville	The Health Center of Richland Place	Managed	107		1992
	Nashville	NHC HealthCare, Nashville	Leased(1)	124		1975
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128		1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102		1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114		1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72		1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	150		1975
	Springfield	NHC HealthCare, Springfield	Leased(1)	107		1973

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120		1973

Washington	Bellingham	Sehome	Managed	80		2000
ASSISTED LIVING UNITS

State	City	Center			Assisted Living Units

Alabama	Anniston	NHC Place/Anniston	Leased(1)		68 bed assisted living unit

Arizona	Gilbert	The Place at Gilbert	Managed		54 bed assisted living unit
	Glendale	The Place at Glendale	Managed		40 bed assisted living unit
	Tucson	The Place at Tucson	Managed		60 bed assisted living unit
	Tucson	The Place at Tanque Verde	Managed		42 bed assisted living unit

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)		25 bed assisted living unit

New Hampshire	Epsom	Heartland Place	Managed		60 bed assisted living unit
	Manchester	Villa Crest Assisted Living	Managed		42 bed assisted living unit

South Carolina	Conway	The Place at Conway	Managed		52 bed assisted living unit

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)		20 bed assisted living unit
	Farragut	NHC Place, Farragut	Leased(1)		84 bed assisted living unit
	Gallatin	The Place at Gallatin	Managed		49 bed assisted living unit
	Johnson City	NHC HealthCare, Johnson City	Leased(1)		15 bed assisted living unit
	Kingsport	The Place at Kingsport	Managed		49 bed assisted living unit
	Murfreesboro	AdamsPlace	Leased(1)		84 bed assisted living unit
	Nashville	Richland Place	Managed		32 bed assisted living unit
	Smithville	NHC HealthCare, Smithville	Leased(1)		7 bed assisted living unit
	Somerville	NHC HealthCare, Somerville	Leased(1)		12 bed assisted living unit
	Tullahoma	The Place at Tullahoma	Managed		49 bed assisted living unit

RETIREMENT APARTMENTS

State	City	Retirement Apartments	Affiliation	Units		Established

Kansas	Larned	Larned HealthCare Center	Managed	19		2001

Missouri	St. Charles	Lake St. Charles Retirement	Leased(1)	155		1984
		Apartments

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	32		1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63		1987
	Murfreesboro	AdamsPlace	Leased(1)	58		1997
	Nashville	Richland Place Retirement Apartments	Managed	137		1993

HOMECARE PROGRAMS

State	City	Homecare Programs	Affiliation			Established

Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned			1994
	Chipley	NHC HomeCare of Chipley	Owned			1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned			1994
	Marianna	NHC HomeCare of Marianna	Owned			1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned			1999
	Ocala	NHC HomeCare of Ocala	Owned			1996
	Panama City	NHC HomeCare of Panama City	Owned			1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned			1994
	Quincy	NHC HomeCare of Quincy	Owned			1994
	Stuart	NHC HomeCare of Stuart	Owned			1996
	Tallahassee	NHC HomeCare of Tallahassee	Owned			1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned			1997

South Carolina	Aiken	NHC HomeCare of Aiken	Owned			1996
	Greenwood	NHC HomeCare of Greenwood	Owned			1996
	Laurens	NHC HomeCare of Laurens	Owned			1996

Tennessee	Athens	NHC HomeCare of Athens	Owned			1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned			1985
	Columbia	NHC HomeCare of Columbia	Owned			1977
	Cookeville	NHC HomeCare of Cookeville	Owned			1976
	Dickson	NHC HomeCare of Dickson	Owned			1977
	Johnson City	NHC HomeCare of Johnson City	Owned			1978
	Knoxville	NHC HomeCare of Knoxville	Owned			1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned			1977
	Lebanon	NHC HomeCare of Lebanon	Owned			1997
	Lewisburg	NHC HomeCare of Lewisburg	Owned			1977
	McMinnville	NHC HomeCare of McMinnville	Owned			1976
	Milan	NHC HomeCare of Milan	Owned			1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned			1976
	Pulaski	NHC HomeCare of Pulaski	Owned			1985
	Somerville	NHC HomeCare of Somerville	Owned			1983
	Sparta	NHC HomeCare of Sparta	Owned			1984
	Springfield	NHC HomeCare of Springfield	Owned			1984

(1) Leased from NHR or NHI

(2) NHC HealthCare/Fort Oglethorpe and NHC HealthCare/Fort Sanders are owned by separate limited partnerships. The Company owns approximately 80% of the partnership interest in Fort Oglethorpe and 25% of the partnership interest in Fort Sanders.

ITEM 3

LEGAL PROCEEDINGS

General and Professional Liability Lawsuits and Insurance

Nationwide, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of December 31, 2003, we and/or our managed centers are currently defendants in 77 such claims covering the years 1995 through December 31, 2003. Forty-two of these suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. In addition, 24 suits are currently pending in relation to the September 25, 2003 fire discussed below.

When bids were solicited for third party professional liability insurance coverage for 2002, only two companies would quote coverage. Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned licensed insurance company. Thus, during 2002 and 2003, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us is provided through this wholly-owned insurance company.

Our coverages for all years include primary policies and umbrella policies. For years 1999 through 2001 forward, the policies contain a per incident deductible. In 2000 and 2001, there is no aggregate limit on our potential deductible obligations. In 2002, the deductibles were eliminated and first dollar coverage is provided through the wholly-owned insurance company, while the excess coverage is provided by a third party insuror.

In 2003, primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $11.0 million and a $7.5 million annual excess aggregate. As a result of the terms of our insurance policies and our use of a wholly-owned insurance company, we have retained significant self insurance risk with respect to general and professional liability. We use independent actuaries to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations. It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

Nashville Fire

On September 25, 2003, a tragic and as of yet unexplained fire occurred on the second floor of a skilled nursing facility located in Nashville, Tennessee operated by one of our limited liability company subsidiaries. While the concrete and steel constructed facility complied with applicable fire safety codes, the building was not equipped with fire sprinklers. Although the fire was limited to a double bedded patient's room, extensive smoke filled the area and caused injuries to other patients despite aggressive efforts to evacuate these patients by NHC employees, fire department personnel and other volunteers. There have been sixteen patient deaths since the fire, an undetermined number of which may be related to the events of September 25, 2003.

The fire produced extensive media coverage, specifically focused on the fact that health care centers, including hospitals, constructed prior to 1994 are not required by Tennessee law or regulations to be fully sprinkled if constructed with fire resistant materials. We have announced that irrespective of code standards, we will commence a process of fully sprinkling all facilities operated by NHC that are not already fully sprinkled. We have created through our National Health Foundation (a qualified 501(c)(3) charity) a patient and family relief fund, which is being administered separately from other funds of the Foundation by families of Nashville patients. The prayers and best wishes of the NHC family partners have gone forth to all patients and families affected by this fire. We are proactively seeking to resolve any questions and/or losses with our patients and their families, and will continue to do so until all matters are resolved. There are 24 lawsuits currently pending. The cases have been consolidated in the Third Circuit Court for Davidson County, Tennessee. Discovery is ongoing. The Company plans to vigorously defend against the allegations in these lawsuits and seek settlements with residents and their families.

Additionally, in connection with the fire, we have incurred losses and costs associated with physical damage to the health care center and interruption of business, as we have closed the center for an indefinite period of time. For the year ended December 31, 2003, we have received or accrued $565,000 of insurance recoveries from third-party insurance carriers. These insurance recoveries have reduced our losses and costs and have been included in other operating expenses in the 2003 consolidated statement of income.

The building involved in the fire is leased by one of our limited liability company subsidiaries from NHI. Under the terms of the lease with NHI, we are required to restore the leased property so as to make it at least equal in value to that which existed prior to the damage. The lease also requires us to indemnify and hold harmless NHI from any and all demands and claims arising from the use of the property, including any negligence or violation by us.

A provision of the lease allows that if substantial damage occurs during the lease term, we may terminate the lease with respect to the damaged property. If the lease is so terminated, we will have no obligation to repair the property and NHI will receive the entire insurance proceeds related to the building damage. We are obligated to continue to indemnify and hold harmless NHI from any and all demands arising from the use of the property. NHI retains the right to license the beds under any lease termination.

Consistent with the provisions of SFAS 5, we have accrued for probable and estimatible losses related to the Nashville fire and have included our estimates of these losses in accrued risk reserves in the consolidated balance sheet. It is possible that claims against us related to the Nashville fire could exceed our estimates, which would have a material adverse effect on our financial position, results of operations and cash flows.

General Litigation

There is certain additional litigation incidental to our business, none of which, in management's opinion, would be material to our financial position or results of operations.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on April 24, 2003, and the results reported in the March 31, 2003, Form 10-Q filed with the SEC on May 14, 2003.

PART II

-------

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY MATTERS

The shares of common stock of National HealthCare Corporation are traded on the American Stock Exchange under the symbol NHC. The closing price for the NHC shares on February 11, 2004 was $21.78. On December 31, 2003, NHC had approximately 4,337 shareholders, comprised of 2,337 shareholders of record and an additional 2,000 shareholders indicated by security position listings. The following table sets out the quarterly high and low sales prices of NHC's shares. NHC paid no dividends during 2002 or 2003.

	Stock Prices
	High	Low
2002
1st Quarter	$17.000	$14.500
2nd Quarter	21.250	15.250
3rd Quarter	21.000	16.500
4th Quarter	21.100	16.750

2003
1st Quarter	$20.250	$17.060
2nd Quarter	21.260	17.630
3rd Quarter	21.300	13.830
4th Quarter	22.150	13.950

ITEM 6

SELECTED FINANCIAL DATA

The following table represents selected financial information for the five years ended December 31, 2003. The financial information for 2003, 2002 and 2001 has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Operating Data:
Net revenues	$472,864	$458,252	$419,967	$462,415	$440,145
Total costs and expenses	439,577	430,806	397,804	445,255	426,110
Income before income taxes	33,287	27,446	22,163	17,160	14,035
Income tax provision	13,335	11,009	8,963	6,942	5,652
Net income	19,952	16,437	13,200	10,218	8,383

Earnings per share:
Basic	$ 1.72	$ 1.43	$ 1.17	$ .89	$ .73
Diluted	1.65	1.37	1.13	.89	.73

Balance Sheet Data:
Total assets	$352,393	$305,575	$293,103	$273,047	$240,319
Long-term debt, less current portion	19,000	26,220	40,029	55,379	45,736
Debt serviced by other parties	1,727	1,952	2,146	2,384	14,911
Shareowners' equity	151,027	120,141	96,078	69,534	53,636

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview--

National HealthCare Corporation ("NHC" or the "Company") is a leading provider of long-term health care services. We operate or manage 76 long-term health care centers with 9,332 beds in 11 states and provide other services in two additional states. These operations are actually provided by separately funded and maintained subsidiaries. We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers. In addition, we provide management and accounting services to owners of long-term health care centers and advisory services to National Health Investors, Inc. ("NHI") and National Health Realty, Inc., ("NHR").

Summary of Goals and Areas of Focus

Accrued Risk Reserves - Our accrued professional liability reserves, workers' compensation reserves and health insurance reserves totaled $43,953,000 at the end of 2003 and are a primary area of management focus. We have set aside restricted cash to fully fund our professional liability and workers' compensation reserves. The tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary increased these liabilities in 2003 and, depending upon future events, may require additional adjustments in the future. We have in the past and are currently undertaking steps to contain these costs.

As to the risks of fire, we are retrofitting in 2004 and 2005 all of our owned and leased long-term care centers with fire sprinklers where not already equipped. We estimate the cost of this undertaking will be approximately $11,000,000. Furthermore, a fire safety consulting firm has been engaged to evaluate and modify, if necessary, our priority safety procedures. In addition, we will be implementing a comprehensive fire safety training program at all of our centers to include, where feasible, local fire departments.

As to exposure for professional liability claims, we have developed for our centers performance certification criteria to measure and bring focus to the patient care issues most likely to produce professional liability exposure, including in-house acquired pressure ulcers, significant weight loss and numbers of falls. These programs for certification, which are continuing, have already produced measurable improvements in reducing these incidents. Our experience is that achieving goals in these patient care areas improves both patient and employee satisfaction. Furthermore, we are in the process of identifying and restructuring the ownership or management of our higher risk operations and locations to eliminate NHC liability exposure.

As to workers' compensation claims, we have implemented programs such as safety boards, safety awards, and tracking systems for "days without a lost time accident" to bring focus to these risks at all of our locations. As to health insurance claims, we are evaluating our health plan design to identify opportunities for improvements and cost savings.

Earnings - To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. Rate increases from Medicare and Medicaid are expected to be modest in 2004 and may be largely offset by cost increases.

We recognize revenues associated with cost report settlements and requests for exceptions to routine cost limitations when the results of final cost report audits are known and when approvals of exception requests are assured. The three-year review period will expire in 2004 for approximately $23,402,000 of routine cost limit exceptions and provisions. These exceptions and provisions will be eliminated from the amounts due to third party payors and will be recorded as revenue in the fourth quarter of 2004 if no further adjustments by third party payers are made, the exceptions request approvals become assured and the results of the final cost report audits are known. However, we will receive no additional cash payments. These revenue amounts relate primarily to cost reports filed for 1997 and 1998 and preliminarily processed by the government intermediaries in 2001.

Growth - The long-term care industry has gone through a long period of financial distress caused by material reductions in government payments for services and dramatic increases in the cost of professional liability insurance. As a result, we have limited our expansion efforts and used cash generated from operations to repay debt and build liquidity.

During 2004, we expect to complete construction of a new healthcare center with 160 long-term care beds (47 of these beds will come from closing an existing facility) and 46 assisted living units in Franklin, Tennessee and a 30 long-term care bed addition in Murfreesboro, Tennessee. During 2004 we will apply for Certificates of Need for additional beds in our own markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers.

In 2004 we plan to develop an active hospice program in selected areas through our partnership with the recently formed Caris Healthcare and also explore opportunities to expand our home health care services.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors - Approximately 66% (2003), 63% (2002), and 67% (2001) of our net revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the third party payors. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized. For the cost report years 1997 and 1998, we have submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. We received preliminary intermediary approval on $14,186,000 of these requests in 2001 after settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al. We have, in addition, made provisions of approximately $12,761,000 for other various Medicare and Medicaid issues for current and prior year cost reports. Consistent with our revenue recognition policies, we will record revenues associated with the approved requests and the other various issues when the approvals, including the final cost report audits, are assured. The three-year review period will expire in 2004 for approximately $23,402,000 of the routine cost limit exceptions and provisions will be recorded as revenues in 2004 if no further adjustments by the third party payors are made; however, we will receive no additional cash payments.

Accrued Risk Reserves - We are principally self-insured for risks related to employee health insurance, workers' compensation and professional and general liability claims. Our accrued insurance risk reserves primarily represent the accrual for self-insured risks associated with employee health insurance, workers' compensation and professional and general liability claims. The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims. Our policy with respect to a significant portion of our workers' compensation and professional and general liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims. Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid. We reassess our accrued risk reserves on a quarterly basis.

Professional liability is an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of December 31, 2003, we and/or our managed centers are defendants in 77 such claims inclusive of years 1995 through 2003. In addition, 24 lawsuits have been filed relative to a tragic September 25, 2003 fire at our Nashville LLC skilled nursing subsidiary. This litigation is expected to take several years to complete and additional claims which are as yet unasserted may arise. It is possible that these claims plus unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all providers owned, leased or managed by us. The coverages include both primary policies and umbrella policies. For years 1999 through 2001, we maintain insurance coverage through third party insurance companies. For 2002, we maintain primary coverage through a our own insurance company with excess coverage provided by a third party insurance company. For 2003, we maintain both primary and excess coverage through our own insurance subsidiary. In all years, settlements, if any, in excess of insurance policy limits and our own reserves would be expensed by us.

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

Potential Recognition of Deferred Income - During 1988, we sold the assets of eight long-term health care centers to National Health Corporation ("National"), our administrative general partner at the time of the sale. The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period. The collection (or alternatively, the offset against certain payables to National) of up to $12,000,000 of notes receivable would result in the immediate recognition of up to $12,000,000 of pretax net income. Currently, the notes are due December 31, 2007.

Guarantees - We guaranteed the debt of managed and other long-term health care centers ($15,495,000) and the debt of National and the ESOP ($12,145,000). We are also obligated to purchase a loan made by a commercial bank in the event of a default by the borrower ($12,000,000). We recorded a liability in the amount of $1,044,000 related to our guarantee of $3,000,000 of debt of six long-term health care centers in Florida and $5,124,000 for our potential liability to purchase the $12,000,000 bank loan. We recorded these liabilities based upon our estimate of the value of the underlying collateral of the loans. It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period.

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

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2003, 2002 and 2001.

Percentage of Net Revenues

Year Ended December 31,	2003	2002	2001

Revenues:
Net patient revenues	89.4%	88.9%	90.0%
Other revenues	10.6	11.1	10.0
Net revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	53.7	52.1	54.1
Other operating	27.4	27.7	26.6
Rent	8.8	9.0	9.8
Write-off of notes receivable	--	1.7	--
Depreciation and amortization	2.6	2.7	3.0
Interest	.4	.8	1.2
Total costs and expenses	92.9	94.0	94.7
Income before income taxes	7.1%	6.0%	5.3%

The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)
	2003 vs. 2002		2002 vs. 2001
(dollars in thousands)	Amount	Percent	Amount	Percent

Revenues:
Net patient revenues	$15,301	3.8%	$29,068	7.7%
Other revenues	(689)	(1.4)	9,217	22.2
Net revenues	14,612	3.2	38,285	9.1
Costs and Expenses:
Salaries, wages and benefits	15,235	6.4	11,692	5.2
Other operating	2,671	2.1	15,326	13.7
Rent	215.5		63.2
Write-off of notes receivable	(7,960)	(100.0)	7,960	100.0
Depreciation and amortization	12.1		(365)	(2.9)
Interest	(1,402)	(40.3)	(1,674)	(32.5)
Total costs and expenses	8,771	2.0	33,002	8.3
Income Before Income Taxes	$ 5,841	21.3%	$ 5,283	23.8%

Our long-term health care services, including therapy and pharmacy services, provided 90% of net patient revenues in 2003, 90% in 2002, and 93% in 2001. Homecare programs provided 10% of net patient revenues in 2003, 10% in 2002 and 7% in 2001.

The overall census in owned, leased and debt guaranteed managed health care centers for 2003 was 93.9% compared to 93.2% in 2002 and 93.4% in 2001. We opened no new owned or leased long-term care beds in 2003.

Approximately 73% (2003), 71% (2002), and 74% (2001) of our net patient revenues are derived from Medicare, Medicaid, and other government programs. As discussed above in the Application of Critical Accounting Policies section, amounts earned under these programs are subject to review by the third party payors. See Application of Critical Accounting Policies for discussion of the effects that this revenue concentration and the uncertainties related to such revenues have on our revenue recognition policies.

2003 Compared to 2002

Results for 2003 include a 3.2% increase compared to 2002 in net revenues and a 21.3% increase in net income before income taxes.

As indicated in the tables shown above, our patient revenues for 2003 increased $15,301,000 or 3.8% compared to 2002. This increase reflects improved Medicaid and private pay rates and improved census. Medicare revenues currently earned, however, are still less than in the same period in the previous year. Although Medicare rate improvements in the fourth quarter increased our revenues by approximately $1,300,000, this increase is less than the previously announced $2,700,000 reduction in quarterly revenue that began October 1, 2002. Our patient revenues were also increased by approximately $3,600,000 of Medicare and Medicaid adjustments from prior years.

Other revenues this year decreased $689,000 or 1.4% to $50,123,000. Other revenues in 2003 include management and accounting service fees of $12,973,000 ($18,955,000 in 2002) and insurance services revenue of $18,753,000 ($14,961,000 in 2002). The decrease in management and accounting service fees is due primarily to the recognition in 2002 of $6,700,000, including $4,000,000 from National, of fees received in 2002 but which had been doubtful of collection in prior years. During 2003, NHC provided management, accounting and financial services for 42 facilities as compared to 37 facilities during 2002.

The increase in insurance service revenues is due to increased premiums for professional liability insurance from our wholly-owned insurance subsidiary to our managed centers. The premiums charged are based upon actuarially determined estimates of potential liability.

Total costs and expenses for 2003 increased $8,771,000 or 2.0% to $439,577,000 from $430,806,000 in 2002. Salaries, wages and benefits, the largest operating costs of this service company, increased $15,235,000 or 6.4% to $253,864,000 from $238,629,000. Other operating expenses increased $2,671,000 or 2.1% to $129,716,000 for 2003 compared to $127,045,000 in 2002. The write-off of notes receivable decreased $7,960,000 or 100% because there were no writeoffs in 2003. Rent expense increased $215,000 or .5% to $41,537,000. Depreciation and amortization increased .1% to $12,380,000. Interest costs decreased 40.3% to $2,080,000.

Increases in salaries, wages and benefits are due primarily to increased numbers of therapy and homecare employees (due to increased utilization) and to increased bonus and benefit programs compared to 2002. The increases in bonus and benefit programs result both from inflationary increases as well as from improvements in the benefit programs.

Increases in other operating costs and expenses are due primarily to increases in the costs of professional liability insurance, workers' compensation insurance and health insurance. Higher utilization of our homecare services also contributed to the increases.

Decreased interest expense is primarily due to our $10,600,000 prepayment of long-term debt in December 2002. The weighted average interest rate for our debt increased to 5.2% in 2003 from 4.7% in 2002.

Our tax provision remained constant at approximately 40% of income before income taxes.

Medicare Rate Changes

Medicare payments to skilled nursing facilities (SNF's) were cut by approximately 12% effective October 1, 2002 and then increased only by approximately 6% effective October 1, 2003.

The cuts that began October 1, 2002 for skilled nursing centers occurred because of the expiration of two temporary add-on payments to SNF's. The Balanced Budget Refinement Act (passed in 1999) included a temporary four percent across-the-board increase in SNF payments for RUG rates. The Benefits Improvement and Protection Act (passed in 2000) temporarily raised the nursing case-mix component of the RUGs by 16.67 percent. Both of these add-on payments expired on October 1, 2002. These SNF payment cuts reduced our Medicare revenues by approximately $2,200,000 in the fourth quarter of 2002 and reduced revenues by approximately $8,800,000 in 2003.

These SNF Medicare cuts also reduced the revenues of the centers which we manage. Our fees to these centers are generally calculated as a percentage of revenues. The cuts reduced both the current amounts owed for management fees and the cash available to the centers to pay unpaid management fees from prior years. Our management fee revenues are reported as "Other Revenues" on the Statements of Income.

Regarding Medicare payments for home health care services, effective October 1, 2002, homecare payment rates were decreased by seven percent from the prior year rates and that the inflation update scheduled at 3.2 percent was reduced to a 2.1 percent increase. The changes resulted in an overall reduction of 4.9 percent in payment rates from prior year payment rates for home health care services effective October 1, 2002. Including these and other additional Medicare changes, our revenues for homecare services were reduced by $1.5 million in 2003.

Effective October 1, 2003, the Centers for Medicare and Medicaid Services (CMS) increased reimbursement for skilled nursing centers for Medicare Part A 3.26% in addition to the annual inflationary increase of 3%. We estimate that these changes increased our revenues by $1,300,000, which is less than the approximately $2,200,000 reduction in quarterly Medicare revenue that began in October 2002. No additional material changes to Medicare reimbursement are expected until CMS refines the current RUG III case-mix methodology.

2002 Compared to 2001

Results for 2002 include a 9.1% increase compared to 2001 in net revenues and a 23.8% increase in net income before income taxes.

As shown in the above tables, net patient revenues for NHC increased 7.7% in 2002 compared to 2001. The increases in net patient revenues are primarily due to improved Medicare, Medicaid and private pay rates and improved census mix. Increases have been off-set in part by Medicare cuts which were implemented October 1, 2002. These Medicare cuts reduced our skilled nursing facility revenues by approximately $2,200,000 and our homecare revenues by $375,000 in our fourth quarter. See "Medicare Rate Changes" above.

Other revenues in 2002 increased $9,217,000 or 22.2% to $50,812,000. Other revenues in 2002 include management and accounting service fees of $18,955,000 ($12,105,000 in 2001) and insurance services revenues of $14,961,000 ($11,384,000 in 2001). The increase in management and accounting service fees is due primarily to the recognition in 2002 of $6,700,000, including $4,000,000 from National, of fees received in 2002 but which had been doubtful of collection in prior years. During 2002, NHC provided management and financial and accounting services for 37 facilities as compared to 36 facilities during 2001.

Total costs and expenses for 2002 increased $33,002,000 or 8.3% to $430,806,000 from $397,804,000. Salaries, wages and benefits, the largest operating costs of this service company, increased $11,692,000 or 5.2% to $238,629,000 from $266,937,000. Other operating expenses increased $15,326,000 or 13.7% to $127,045,000 for 2002 compared to $111,719,000 in 2001. Write-off of notes receivable increased $7,960,000 or 100.0%. Rent increased $63,000 or .2% to $41,322,000. Depreciation and amortization decreased 2.9% to $12,368,000. Interest costs decreased 32.5% to $3,482,000.

Increases in salaries, wages and benefits are due primarily to increased bonus and benefit programs compared to 2001. The increases result both from inflationary increases and from changes in the benefit programs. The increases are offset in part due to expenses in 2001 totaling $5,700,000 for a bonus program.

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

Expenses in 2002 include a loss for the writedown of notes receivable. We recorded a writedown in the amount of $5,200,000 of a first mortgage note receivable, secured by a 538 bed long-term health care facility located in Tennessee that we manage. The facility has experienced a lack of increase in reimbursement rates, diminished cash flows and has not made a principal payment since January of 2000. During the third quarter of 2002, we have prepared revised projections based on the new reimbursement rates effective October 1, 2002. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that, based on the projected expected cash flows from the revised budgets and the inability to obtain refinancing, a writedown of $5,200,0000 was required.

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

Liquidity, Capital Resources and Financial Condition--

Net cash provided by operating activities was $45,407,000 for the year ended December 31, 2003, as compared to $48,564,000 for the comparable period in 2002. Cash provided by operating activities for the year ended December 31, 2003 decreased from the comparable period in 2002 primarily as a result of decreases in non-cash charges and changes in working capital offset in part by an increase in net income.

The increase in other current liabilities and accrued risks reserves accounted for $13,112,000 in 2003 and $12,060,000 in 2002 of the cash provided by operating activities. If the risks materialize as expected, which may not be finally known for several years, they will require the use of our restricted cash.

Total net cash used in investing activities was $17,435,000 for the year ended December 31, 2003, as compared to $3,046,000 provided by investing activities for the year ended December 31, 2002. Cash used for property and equipment additions was $24,425,000 for the year ended December 31, 2003 and $12,821,000 in the comparable period in 2002. Investments in notes receivable totaled $15,039,000 in 2003 compared to $3,695,000 in 2002. Cash provided by net collections of notes receivable was $21,093,000 in 2003 compared to net collections in notes receivable in 2002 of $5,581,000. Cash provided from the sale of marketable securities was $473,000 in 2003 compared to $13,677,000 in 2002.

Construction costs included in additions to property and equipment includes $13,709,000 for partial construction of a new 160 long-term care bed/46 assisted living unit health care facility scheduled to open in the first quarter of 2004. An additional $164,000 is for construction, just begun, of a 30 long-term bed addition to an existing health care center scheduled for completion in the fourth quarter of 2004. The remaining $10,552,000 is for capital improvements at our 49 leased or owned centers.

Investments in notes receivable in 2003 includes a $14,924,000 variable rate (4% at December 31, 2003) loan to NHR, due December 31, 2005. This loan increased NHC's return on previously uninvested cash.

Cash provided from the collection of notes receivable includes $12,000,000 from a center previously managed by us. However, we obligated ourselves to purchase a loan of $12,000,000 made by a commercial bank to the center in the event of default and we agreed to collateralize our purchase obligation with $12,000,000 of cash. See discussion below in the section "Financial Guarantees" for accounting for this obligation.

Net cash used in financing activities totaled $34,565,000 for the year ended December 31, 2003 as compared to $33,629,000 in 2002. Payments on debt were $6,720,000 in 2003 compared to $25,380,000 in 2002. Increases in restricted cash totaled $28,942,000 compared to $13,939,000 in the prior year. Collections of receivables from the exercise of stock options totaled $350,000 compared to $4,196,000 in 2002.

The increase in restricted cash is due primarily to the cash reserved for our accrued risk reserves, including professional liability claims, workers' compensation claims and health insurance claims.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2003 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$ 23,602	$ 2,876	$ 5,952	$ 4,767	$ 10,007
Guaranteed debt	6,168	---	5,124	---	1,044
Obligation to complete
construction	5,462	5,462	---	---	---
Obligation to purchase
senior secured notes from
financial institutions	9,372	---	9,372	---	---
Operating leases	147,513	44,644	87,464	15,405	---
Total Contractual Cash
Obligations	$192,117	$52,982	$107,912	$20,172	$11,051

Future cash obligations for interest expense have not been included in the above table. In 2003, our cash payments for interest were $2,146,000.

As discussed in more detail in the section "Financial Guarantees", the $5,124,000 of guaranteed debt represents the estimated fair value of our obligation under a loan repurchase agreement. The guaranteed debt of $1,044,000 represents our estimated obligation under a loan guarantee to a long-term health care center. As discussed in the section "Debt Guarantees", the $9,372,000 obligation represents our estimated obligation under a written put option related to senior secured notes between National and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP") and certain lending institutions. In addition to the guaranteed debt obligation shown in the table above, we have guaranteed debt obligations of certain other entities totaling approximately $27,640,000. These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity are expected to be adequate to meet these contractual obligations and to finance our operating requirements, growth and development plans.

Our charter authorizes the payment of dividends at the discretion of the Board of Directors; however, at present, we do not anticipate paying dividends.

Guarantees and Related Third Party Exposure

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $27,640,000 at December 31, 2003 and include $15,495,000 of debt of managed and other long-term health care centers and $12,145,000 of debt of National and the ESOP.

The $15,495,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $12,145,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $19,587,000. Of this obligation, $7,442,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $12,145,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP and ultimately to the financial institutions. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000.

Financial Guarantees--

Additionally, we are obligated to purchase a $12,000,000 loan made by a commercial bank to a third party in the event there is a default under the credit agreement. NHC's obligation to repurchase the loan is collateralized by cash in an amount equal to the loan balances. The term of the repurchase obligation coincides with the term of the loan which expires December 31, 2006. NHC's maximum repurchase obligation at December 31, 2003 was $12,000,000. In the event NHC is obligated to repurchase the loan, NHC will hold a first mortgage security on a skilled nursing and assisted living facility and related personalty. Management's estimates of the value of this collateral is $6,876,000. Accordingly, $5,124,000 (the difference between the $12,000,000 repurchase obligation and the $6,876,000 value of the collateral) is included in other liabilities in our consolidated financial statements.

We entered into the above-described financial guarantee as a condition to the refinancing of a note receivable previously held by us. The refinancing allowed us to collect our $12,000,000 on the note receivable from the third party.

As of December 31, 2003, our maximum potential loss related to the aforementioned debt and financial guarantees is $34,516,000, which is the outstanding balance of the guaranteed debt obligations. We have accrued approximately $6,168,000 for potential losses as a result of our guarantees.

Debt Cross Defaults--

The $7,442,000 senior secured notes and an additional $1,486,000 senior notes were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $7,442,000 senior secured notes and our $12,145,000 guarantee described above, and the additional $1,486,000 senior notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

New Accounting Pronouncements--

Through November 30, 2001, our investments in marketable securities included a debt security convertible into common stock of the issuing company. SFAS 133 requires that we account for such debt security as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we were not using the purchased call option as a hedging instrument, SFAS 133 requires that we report changes in the fair value of the separated call option currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt security into income over the remaining term of the nonconvertible debt security. At December 31, 2000, the fair value of the purchased call option, as determined using an option pricing model, was approximately $299,000. The change in the fair value of the purchased call option resulted in an increase to other revenues and pretax net income of $367,000 between January 1, 2001 and through November 30, 2001, at which time the debt security was converted into common stock of the issuing company. The common stock received in connection with the conversion is recorded as available for sale marketable securities at December 31, 2003 and 2002.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142. SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their estimated fair value. We adopted SFAS 141 effective July 1, 2001 and SFAS 142 effective January 1, 2002. The adoption of SFAS 142 resulted in the cessation of goodwill amortization of approximately $247,000 per year. At December 31, 2003, 2002 and 2001 goodwill was $3,033,000.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 are effective for financial statements for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. The adoption of SFAS 145 (effective January 1, 2003) did not have a significant effect on our financial position, results of operations or cash flows.

In November 2002, the FASB issued FIN 45. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. As discussed in Note 13, in connection with a loan purchase obligation agreement executed in 2003, we have recognized a liability of $5,124,000 based on the provisions of FIN 45 and the estimated fair value of our obligation under this guarantee.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities. FIN 46 is generally applicable to NHC effective March 31, 2004. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company is currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46.

Impact of Inflation--

Inflation has remained relatively low during the past three years. However, rates paid under the Medicare and Medicaid programs do not necessarily reflect all inflationary changes and are subject to cuts unrelated to inflationary costs. Therefore, there can be no assurance that future rate increases will be sufficient to offset future inflation increases in our labor and other health care service costs.

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

Approximately $20.2 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

Approximately $15.0 million of our notes receivable bear interest at variable rates (generally at LIBOR plus 2.3%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $53,000. As of December 31, 2003, $10.9 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $12.7 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $25,000.

We do not currently use any derivative instruments to hedge our interest rate exposure. We have not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by our senior officers.

EQUITY PRICE RISK

We consider the majority of our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of $5,004,000 and a 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately $5,004,000.

ITEM 8

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

ARTHUR ANDERSEN LLP

Nashville, Tennessee

February 5, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareowners

National HealthCare Corporation

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and shareowners' equity for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, cash flows and shareowners' equity for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 5, 2002 expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National HealthCare Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for guarantees.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 9, 2004

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Income
(in thousands, except share and per share amounts)

Year Ended December 31	2003	2002	2001

Revenues:
Net patient revenues	$422,741	$407,440	$378,372
Other revenues	50,123	50,812	41,595
Net revenues	472,864	458,252	419,967

Costs and Expenses:
Salaries, wages and benefits	253,864	238,629	226,937
Other operating	129,716	127,045	111,719
Rent	41,537	41,322	41,259
Write-off of notes receivable	---	7,960	---
Depreciation and amortization	12,380	12,368	12,733
Interest	2,080	3,482	5,156
Total costs and expenses	439,577	430,806	397,804

Income Before Income Taxes	33,287	27,446	22,163
Income Tax Provision	13,335	11,009	8,963
Net Income	$ 19,952	$ 16,437	$ 13,200

Earnings Per Share:
Basic	$ 1.72	$ 1.43	$ 1.17
Diluted	$ 1.65	$ 1.37	$ 1.13

Weighted Average Shares Outstanding:
Basic	11,608,555	11,514,236	11,266,831
Diluted	12,059,986	11,974,042	11,681,277

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

December 31	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$ 43,899	$ 50,492
Restricted cash	61,489	32,547
Marketable securities	50,039	35,106
Accounts receivable, less allowance for doubtful
accounts of $6,751 and $8,161, respectively	40,315	38,151
Notes receivable	189	192
Notes receivable from ESOP	2,857	--
Inventories	5,041	4,722
Deferred income taxes	--	2,135
Prepaid expenses and other assets	967	1,266
Total current assets	204,796	164,611

Property and Equipment:
Property and equipment, at cost	203,133	179,319
Accumulated depreciation and amortization	(106,928)	(95,277)
Net property and equipment	96,205	84,042

Other Assets:
Bond reserve funds, mortgage replacement reserves
and other deposits	129	72
Goodwill	3,033	3,033
Unamortized financing costs, net	467	402
Notes receivable	4,702	12,394
Notes receivable from NHR	14,924	--
Notes receivable from National	9,728	10,868
Notes receivable from ESOP	2,857	17,857
Deferred income taxes	14,232	10,835
Minority equity investments and other	1,320	1,461
Total other assets	51,392	56,922
Total assets	$352,393	$305,575

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

December 31	2003	2002

Liabilities and Shareowners' Equity

Current Liabilities:
Current portion of long-term debt	$ 2,876	$ 2,151
Trade accounts payable	9,412	8,160
Accrued payroll	30,898	30,508
Amounts due to third party payors	28,224	29,837
Accrued risk reserves	43,953	31,632
Deferred income taxes	3,932	---
Other current liabilities	12,445	11,654
Accrued interest	69	135
Total current liabilities	131,809	114,077

Long-Term Debt, less Current Portion	19,000	26,220
Debt Serviced by Other Parties, less Current Portion	1,727	1,952
Other Noncurrent Liabilities	17,132	11,935
Deferred Lease Credit	6,245	7,043
Minority Interests in Consolidated Subsidiaries	812	750
Deferred Revenue	24,641	23,457
Commitments, Contingencies and Guarantees

Shareowners' Equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares
authorized; 11,662,805 and 11,593,978 shares,
respectively, issued and outstanding	116	115
Capital in excess of par value, less notes receivable	73,413	71,722
Retained earnings	61,791	41,839
Unrealized gains on marketable securities	15,707	6,465
Total shareowners' equity	151,027	120,141
Total liabilities and shareowners' equity	$352,393	$305,575

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

Year Ended December 31	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$ 19,952	$ 16,437	$ 13,200
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	12,262	12,126	12,179
Forgiveness and write-off of notes receivable	433	7,960	--
Provision for doubtful accounts receivable	55	3,283	1,486
Amortization of intangibles and deferred charges	118	242	1,047
Amortization of deferred income	(1,173)	(1,222)	(1,361)
Equity in earnings of unconsolidated investments	(330)	(297)	(259)
Deferred income taxes	(3,494)	(1,844)	(720)
Changes in assets and liabilities:
Accounts receivable	(2,219)	(2,311)	4,129
Inventories	(319)	(379)	(51)
Prepaid expenses and other assets	291	(374)	1,437
Trade accounts payable	1,252	970	(9,209)
Accrued payroll	390	(646)	2,928
Amounts due to third party payors	(1,613)	125	(733)
Accrued interest	(66)	(69)	(109)
Other current liabilities and accrued risk reserves	13,112	12,060	4,105
Entrance fee deposits	1,559	2,187	640
Other noncurrent liabilities	5,197	316	415
Net cash provided by operating activities	45,407	48,564	29,124
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment, net	(24,425)	(12,821)	(5,344)
Investments in notes receivable	(15,039)	(3,695)	(6,276)
Collections of notes receivable	21,093	5,581	8,425
Sale of marketable securities, net	473	13,677	7,235
Distributions from unconsolidated investments and other	463	304	171
Net cash (used in) provided by investing activities	(17,435)	3,046	4,211
Cash Flows From Financing Activities:
Proceeds from debt issuance	--	46	3,493
Payments on debt	(6,720)	(25,380)	(12,374)
Increase in restricted cash	(28,942)	(13,939)	(385)
Increase in minority interests in consolidated subsidiaries	62	22	59
Sale of NHI preferred stock	--	--	3,000
Purchase of common shares	(258)	--	--
Issuance of common shares	1,167	1,413	1,598
Collections of receivables from exercise of options	350	4,196	41
(Increase) decrease in bond reserve funds, mortgage
replacement reserves and other deposits	(57)	16	24
Increase in financing costs	(167)	(3)	(84)
Net cash used in financing activities	(34,565)	(33,629)	(4,628)
Net (Decrease) Increase in Cash and Cash Equivalents	(6,593)	17,981	28,707
Cash and Cash Equivalents, Beginning of Period	50,492	32,511	3,804
Cash and Cash Equivalents, End of Period	$ 43,899	$ 50,492	$ 32,511

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(Continued)

Year Ended December 31	2003	2002	2001
(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 2,146	$ 3,551	$ 5,265

Cash payments for income taxes	$11,639	$11,394	$ 7,084

During the year ended December 31, 2001, NHC received approval for routine cost limit exception cost report settlements, which reduced NHC's note payable to the Federal government.
Long-term debt	$ ---	$ ---	$(13,960)
Amounts due to third-party payors	---	---	13,960

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Shareowners' Equity
(in thousands, except share amounts)

						Unrealized
				Capital in		Gains (Losses)	Total
	Common Stock		Receivables from	Excess of	Retained	on Marketable	Shareowners'
	Shares	Amount	Sale of Shares	Par Value	Earnings	Securities	Equity

Balance at December 31, 2000	11,245,735	$112	$(5,036)	$69,513	$12,202	$(7,257)	$ 69,534
Net income	---	---	---	---	13,200	---	13,200
Unrealized gains on securities
(net of tax of $7,764)	---	---	---	---	---	11,705	11,705
Total comprehensive income							24,905
Collection of receivables	---	---	41	---	---	---	41
Shares sold	231,221	2	---	1,596	---	---	1,598

Balance at December 31, 2001	11,476,956	114	(4,995)	71,109	25,402	4,448	96,078
Net income	---	---	---	---	16,437	---	16,437
Unrealized gains on securities
(net of tax of $1,343)	---	---	---	---	---	2,017	2,017
Total comprehensive income							18,454
Collections of receivables	---	---	4,196	---	---	---	4,196
Shares sold	117,022	1	---	1,412	---	---	1,413

Balance at December 31, 2002	11,593,978	115	(799)	72,521	41,839	6,465	120,141
Net income	---	---	---	---	19,952	---	19,952
Unrealized gains on securities
(net of tax of $6,164)	---	---	---	---	---	9,242	9,242
Total comprehensive income							29,194
Collection and forgiveness of receivables	---	---	783	---	---	---	783
Shares sold	85,342	2	---	1,165	---	---	1,167
Shares repurchased	(16,515)	(1)	---	(257)	---	---	(258)

Balance at December 31, 2003	11,662,805	$116	$ (16)	$73,429	$61,791	$15,707	$151,027

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

Net Patient Revenues--

Gross patient revenues are recorded on an accrual basis based on services rendered at amounts equal to our established rates. Approximately 71% of our net patient revenues in 2003 and 2002 and approximately 74% in 2001 are from participation in Medicare and Medicaid programs.

Our long-term health care centers receive payments from the Medicare program under a prospective payment system ("PPS"). Under this PPS, Medicare pays our centers a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs. Amounts received from Medicaid programs are generally based on fixed rates subject to program cost ceilings.

Our home health care providers also receive payment from the Medicare program under a PPS. Under this PPS, we are reimbursed from Medicare based on the acuity level of the patient and based on episodes of care. An episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. Our providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode. The remaining balance due is paid following the submission of the final claim at the end of the episode. Revenues are recognized when services are provided based on the number of days of service rendered in the episode. Deferred revenue is recorded for payments received for which the related services have not yet been provided.

For both long-term health care and home health care revenues, allowances for contractual adjustments are recorded for the differences between our established rates and amounts paid by the Medicare and Medicaid programs and other third party payors. Contractual adjustments are deducted from gross patient revenues to determine net patient revenues.

All amounts earned under the Medicare, Medicaid and other governmental programs are subject to review by the third party payors. In the opinion of management, adequate provision and reserves have been made for any adjustments that may result from such reviews, including reviews related to the transition of payments to the PPS amounts. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized. NHC recorded $2,683,000 in 2003 and $4,010,000 in 2002 of net favorable settlements from Medicare and Medicaid for periods prior to the beginning of fiscal 2003 and 2002, respectively, and $457,000 in 2001 of net unfavorable estimated settlements from Medicare and Medicaid for periods prior to the beginning of fiscal 2001.

With respect to our long-term health care centers, for the cost report years 1997 and 1998 (which were subject to a retrospective reimbursement methodology), we submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. During 2001, we received preliminary approval on substantially all of our exception requests, which approvals total approximately $14,186,000. We have in addition made provisions of approximately $12,761,000 for various Medicare and Medicaid issues for current and prior years. We recognize revenues associated with the approved exception requests and provisions when the approvals are assured and the results of final cost report audits are known. These approvals and audit results are subject to further audit and review by the fiscal intermediaries for a three-year period. As such, the approved requests and cost report provisions have been included in amounts due to third party payors in the consolidated balance sheets. The three-year review period will expire in 2004 for approximately $23,402,000 of routine cost limit exceptions and provisions. These exceptions and provisions will be eliminated from the amounts due to third party payors and will be recorded as revenues in 2004 if no further adjustments by the third party payors are made and the exceptions request approvals become assured and the results of the final cost report audits are known. The amounts recorded during 2003 were not significant.

Other Revenues--

As discussed in Note 5, other revenues include revenues from the provision of insurance, management and accounting services to other long-term care providers, guarantee fees, advisory fees from National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR"), dividends and other realized gains on marketable securities, equity in earnings of unconsolidated investments, interest income, rental income and other income. We charge for management and accounting services based on a percentage of net revenues or based on a fixed fee per bed of the long-term care center under contract. Advisory fees are based on our contractual agreements with NHI and NHR and are discussed in Notes 2 and 3. We generally record other revenues on the accrual basis based on the terms of our contractual arrangements. However, with respect to management and accounting services revenue and interest income from certain long-term care providers, including National Health Corporation ("National") and NHI, as discussed in Note 5, where collectibility is uncertain or subject to subordination to other expenditures of the long-term care provider, we recognize the revenues and interest income when the amounts are collected.

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

Expenditures for repairs and maintenance are charged against income as incurred. Betterments are capitalized. We remove the costs and related allowances from the accounts for properties sold or retired, and any resulting gains or losses are included in income. We include interest costs incurred during construction periods in the cost of buildings ($162,000 in 2003, $40,000 in 2002, and $-0- in 2001).

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

Mortgage and Other Notes Receivable--

In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15" ("SFAS 114"), NHC evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis. On a quarterly basis, NHC reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable. Investments in Marketable Securities--

Our investments in marketable securities include available for sale securities, which are recorded at fair value. Unrealized gains and losses on available for sale securities are recorded in shareowners' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

Goodwill--

Adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") required that goodwill and intangible assets with indefinite useful lives are not amortized but are subject to impairment tests based on their estimated fair value. The adoption of SFAS 142 effective January 1, 2002 resulted in the cessation of goodwill amortization of approximately $247,000 per year. Unamortized goodwill is continually reviewed for impairment in accordance with the provisions of SFAS 142.

Other Assets--

Deferred financing costs are amortized principally by the effective interest method over the terms of the related debt obligations.

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

Concentration of Credit Risks--

Our credit risks primarily relate to cash and cash equivalents, restricted cash held by trustees, accounts receivable, marketable securities and notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded approximately 87% through Medicare, Medicaid, and other contractual programs and approximately 13% through private payors) and from other health care companies for management, accounting and other services. We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable. Marketable securities are held primarily in accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) and to secured notes receivable from officers, directors and supervisory employees (recorded as reductions in shareowner's equity in the consolidated balance sheets) as discussed in Notes 9 and 12. We also have notes receivable from NHR as discussed in Note 2 and from National and the National Health Corporation Leveraged Employee Stock Ownership Plan ("ESOP") as discussed in Note 4.

Our financial instruments, principally our notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. We obtain various collateral and other protective rights, and continually monitor these rights in order to reduce such possibilities of loss. We evaluate the need to provide reserves for potential losses on our financial instruments based on management's periodic review of the portfolio on an instrument by instrument basis. See Notes 2, 4, 9 and 12 for additional information on the notes receivable.

Cash and Cash Equivalents--

Cash equivalents include highly liquid investments with an original maturity of less than three months.

Restricted Cash --

Restricted cash primarily represents cash that is held by trustees and cash that is held for the purpose of our workers' compensation insurance, professional liability insurance, and a loan repurchase obligation.

Inventories--

Inventories consist generally of food and supplies and are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

Other Current Liabilities--

Other current liabilities primarily represents accruals for current federal and state income taxes, real estate taxes, debt service rent and other current liabilities.

Accrued Risk Reserves--

We are principally self-insured for risks related to employee health insurance, workers' compensation and professional and general liability claims. Accrued risk reserves primarily represent the accrual for self-insured risks associated with employee health insurance, workers' compensation and professional and general liability claims. The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims. Our policy with respect to a significant portion of our workers' compensation and professional and general liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims. Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid. We reassess our accrued risk reserves on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of income in the period identified.

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

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

(dollars in thousands, except per share amounts)
December 31,	2003	2002	2001

Net income - as reported	$19,952	$16,437	$13,200
Net income - pro forma	19,809	16,176	12,835

Net earnings per share - as reported
Basic	$ 1.72	$ 1.43	$ 1.17
Diluted	1.65	1.37	1.13

Net earnings per share - pro forma
Basic	$ 1.71	$ 1.41	$ 1.14
Diluted	1.64	1.35	1.10

The weighted average fair value of options granted were $5.04, $8.69 and $7.45 for 2003, 2002 and 2001, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001:

December 31,	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	50%	50%	80%
Expected lives	5 years	5 years	6 years
Risk-free interest rate	5.56%	5.56%	4.60%

See Note 12 for additional disclosures about NHC's stock option plan.

Deferred Lease Credit--

Deferred lease credits include amounts being amortized to properly reflect expenses on a straight line basis under the terms of our existing lease agreements.

Other Noncurrent Liabilities--

Other noncurrent liabilities include reserves related to various income tax, guarantee and other contingencies.

With respect to guarantee obligations in place prior to January 1, 2003, we account for our obligations under guarantee agreements in accordance with the provisions of Statement of Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). For guarantee obligations assumed subsequent to January 1, 2003, consistent with the provisions of Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), at the inception of guarantee agreement, we recognize a liability for the estimated fair value of the obligation assumed.

We account for our contingent liabilities for income tax matters in accordance with the provisions of SFAS 5. Contingent liabilities for income tax matters include amounts for income taxes and interest thereon and are the result of the potential alternative interpretations of tax laws and the judgmental nature of the timing of recognition of taxable income.

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

Prior Year Reclassifications--

Certain prior year balances have been reclassified to conform to the current year presentation.

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

Through November 30, 2000, our investments in marketable securities included a debt security convertible into common stock of the issuing company. SFAS 133 requires that we account for such debt security as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we were not using the purchased call option as a hedging instrument, SFAS 133 requires that we report changes in the fair value of the separated call option currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt security into income over the remaining term of the nonconvertible debt security. At December 31, 2000, the fair value of the purchased call option, as determined using an option pricing model, was approximately $299,000. The change in the fair value of the purchased call option resulted in an increase to other revenues and pretax net income of $367,000 between January 1, 2001 and through November 30, 2001, at which time the debt security was converted into common stock of the issuing company. The common stock received in connection with the conversion is recorded as available for sale marketable securities at December 31, 2003 and 2002.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142. SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their estimated fair value. We adopted SFAS 141 effective July 1, 2001 and SFAS 142 effective January 1, 2002. The adoption of SFAS 142 resulted in the cessation of goodwill amortization of approximately $247,000 per year. At December 31, 2003, 2002 and 2001 goodwill was $3,033,000.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 are effective for financial statements for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. The adoption of SFAS 145 (effective January 1, 2003) did not have a significant effect on our financial position, results of operations or cash flows.

In November 2002, the FASB issued FIN 45. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. As discussed in Notes 9 and 13, in connection with a loan purchase obligation agreement executed in 2003, we have recognized a liability of $5,124,000 based on the provisions of FIN 45 and the estimated fair value of our obligation under this guarantee.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities. FIN 46 is generally applicable to NHC effective March 31, 2004. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company is currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46.

Note 2 - Relationship with National Health Realty, Inc.:

In 1997, we formed NHR as a wholly-owned subsidiary. We then transferred to NHR certain healthcare facilities then owned by NHC and distributed the shares of NHR to NHC's shareholders. The distribution had the effect of separating NHC and NHR into two independent public companies. As a result of the distribution, all of the outstanding shares of NHR were distributed to the then NHC investors. NHR is listed on the American Stock Exchange.

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

During the initial term and each renewal term, we are obligated to pay NHR annual base rent on all 23 facilities of $15,405,000. In addition to base rent, in each year after 1999, we must pay percentage rent to NHR equal to 3% of the increase in the gross revenues of each facility. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent for 2003, 2002 and 2001 was approximately $1,128,000, $805,000, and $425,000, respectively. Each lease with NHR is a "triple net lease" under which we are responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities. We are obligated at our expense to maintain adequate insurance on the facilities' assets.

We have a right of first refusal with NHR to purchase any of the properties transferred from us should NHR receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

On October 1, 2000, we terminated our individual leases on nine Florida health care facilities owned by NHR. However, we remain obligated under our master lease agreement with NHR and continue to remain obligated to make the lease payments to NHR. Subsequently, the facilities were leased by NHR for a five year term to nine separate corporations, none of which we own or control. Lease payments received by NHR from the new lessees offset our lease obligations pursuant to the master operating lease. Through December 31, 2003, all such lease payments have been received by NHR and offset against our obligations.

At December 31, 2003, the approximate future minimum base rent commitments to be paid by us on non-cancelable operating leases with NHR are as follows:

	Total Commitments Including	Total Commitments
	Florida Facilities	Excluding Florida Facilities
2004	$15,405,000	$9,336,000
2005	15,405,000	9,336,000
2006	15,405,000	15,405,000
2007	15,405,000	15,405,000
Thereafter	----	---

Advisory Agreement--

We have entered into an Advisory Agreement with NHR whereby we provide to NHR services related to investment activities and day-to-day management and operations. With respect to advisory services provided to NHR, we are subject to the supervision of and policies established by NHR's Board of Directors. Either party may terminate the NHR Advisory Agreement on 90 days notice at any time. Our executive management officers serve in the same executive positions for NHR.

For our services under the NHR Advisory Agreement, we are entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses we incurred. During 2003, 2002, and 2001, our compensation under the NHR Advisory Agreement was $467,000, $493,000 and $507,000, respectively.

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

Note Receivable from NHR--

In December 2003, in order to increase our return on previously uninvested cash, we loaned approximately $14,924,000 to NHR. NHR used the proceeds of the loan to exercise its right to repurchase certain first mortgage notes receivable which had previously been sold to NHI. The note from NHR requires monthly interest payments at the 30 day LIBOR plus 2.25% or at 4%, whichever is greater. The entire principal is due December 31, 2005.

Investment in NHR Common Stock--

At December 31, 2003, we own 363,200 shares (or 3.8%) of NHR's outstanding common stock. We account for our investment in NHR common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.

Note 3 - Relationship with National Health Investors, Inc.:

In 1991, we formed NHI as a wholly-owned subsidiary. We then transferred to NHI certain healthcare facilities owned by NHC and distributed the shares of NHI to NHC's shareholders. The distribution had the effect of separating NHC and NHI into two independent public companies. As a result of the distribution, all of the outstanding shares of NHI were distributed to the then NHC investors. NHI is listed on the New York Stock Exchange.

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

During the initial term and first renewal term of the leases, we are obligated to pay NHI annual base rent on all 43 facilities of $19,355,000 as adjusted for new construction since inception. If we exercise our option to extend the leases for the second renewal term, the base rent will be the then fair rental value as negotiated with NHI.

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

In addition to base rent and debt service rent, we must pay percentage rent to NHI equal to 3% of the increase in the gross revenues of each facility. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent for 2003, 2002 and 2001 was approximately $3,708,000, $3,695,000, and $2,865,000, respectively.

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

On October 1, 2000, we terminated our individual leases with NHI on four Florida long-term health care facilities. However, we remain obligated to NHI under our master lease agreement and continue to remain obligated to make the lease payments to NHI. Subsequently, the facilities were immediately leased by NHI for a five year term to four separate corporations, none of which we own or control. Lease payments received by NHI from the new lessees offset our lease obligations pursuant to the master operating lease. Through December 31, 2003, all such lease payments have been received by NHI and offset against our obligations.

Base rent expense to NHI was $19,355,000 in 2003, 2002 and 2001. Non-obligated debt service rent to NHI was $7,369,000 in 2003, $6,828,000 in 2002, and $6,289,000 in 2001. At December 31, 2003, the approximate future minimum base rent and non-obligated debt service rent to be paid by us on non-cancelable operating leases with NHI during the initial term are as follows:

	Total Commitments Including	Total Commitments
	Florida Facilities	Excluding Florida Facilities
2004	$29,239,000	$24,919,000
2005	29,112,000	24,792,000
2006	27,542,000	27,542,000
2007	----	---
Thereafter	----	---

Advisory Agreement--

We have entered into an Advisory Agreement with NHI whereby we provide to NHI services related to investment activities and day-to-day management and operations. With respect to advisory services provided to NHI, we are subject to the supervision of and policies established by NHI's Board of Directors. Either party may terminate the NHI Advisory Agreement on 90 days notice at any time. Our executive management officers serve in the same executive positions for NHI.

For our services under the NHI Advisory Agreement, we are entitled to annual compensation of $1,625,000, a reimbursement of certain out of pocket expenses and an additional amount that is calculated on a formula that is related to the increase in NHI's funds from operations per common share (as defined in the NHI Advisory Agreement). During 2003, 2002 and 2001, our compensation under the NHI Advisory Agreement was $2,597,000, $2,479,000 and $2,147,000, respectively.

Management Services--

NHI operates certain long-term health care centers on which it has foreclosed, has accepted deeds in lieu of foreclosure or otherwise has obtained possession of the related assets. NHI has engaged us to manage these foreclosure properties. See Notes 1 and 5 for additional information on management fees recognized from NHI.

Accounting Treatment of the Transfer--

We have accounted for the conveyance in 1991 of assets (and related debt) to NHI and the subsequent leasing of the real estate assets as a "financing/leasing" arrangement. Since we remain obligated on certain of the transferred debt, the obligated debt balances have been reflected on the consolidated balance sheets as debt serviced by other parties. As of December 31, 2003, we remain obligated on $1,926,000 of debt serviced by other parties. As we utilize the applicable real estate over the lease term, our consolidated statements of income will reflect the continued interest expenses on the obligated debt balances and the additional base and non-obligated debt service rents (as an operating expense) payable to NHI each year. We have indemnification provisions in our agreements with NHI if we are required to service the debt through a default by NHI.

Release from Debt Serviced by Other Parties--

Since 1991, we have been released from our obligation on a significant portion of transferred debt. Since we are no longer obligated on this transferred debt, debt serviced by other parties and assets under arrangement with other parties were reduced by the amount of the debt serviced by other parties from which we were removed. The resulting deferred lease credit is being amortized into income over the remaining lease term. The leases with NHI provide that we shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt from which we have been released.

Investment in NHI Common Stock --

At December 31, 2003, we own 1,280,442 shares (or 4.8%) of NHI's outstanding common stock. We account for our investment in NHI common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.

Note 4 - Relationship with National Health Corporation:

National, which is wholly-owned by the ESOP, was formed in 1986 and served as our administrative general partner through December 31, 1997, when we operated as a master limited partnership. As discussed below, the personnel conducting our business, including our executive management team, are employees of National and have ownership interest in National through their participation in the ESOP.

Sale of Long-Term Health Care Centers to and Notes Receivable from National--

During 1988, we sold the assets (inventory, property and equipment) of eight long-term health care centers (1,121 licensed beds) to National for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5%. We have agreed to manage the centers under a 20-year management contract for management fees comparable to those in the industry. With our prior consent, National sold one center to an unrelated third party in 1997 and two centers to an unrelated third party in 1999. Thus, we now manage five centers for National. See Notes 1 and 5 for additional information on management fees recognized from National.

Our carrying amount in the assets sold was approximately $24,255,000. The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due to or due from National from time to time. The maximum available borrowings under the line of credit are $2,000,000, the interest rate on the line of credit is prime plus one percent and the final maturity is January 1, 2004. As of December 31, 2003 NHC owes National $272,000 under this arrangement. As of December 31, 2002, National owed NHC $868,000 under this arrangement. These amounts have been included in (or netted against) notes receivable from National on the consolidated balance sheets. After January 1, 2004, we are no longer obligated to make loans under the line of credit arrangement. We may, however, make short-term loans in the regular course of business.

ESOP Financing Activities--

During 1988, we obtained from National long-term financing of $8,500,000 for the construction of our headquarters building. National obtained its financing through the ESOP. The note requires quarterly principal and interest payments with interest at 9% and is secured by the headquarters building. At December 31, 2003 and 2002, the outstanding balance on the note was approximately $2,075,000 and $2,594,000, respectively, which is included in notes and other obligations in Note 10. The building is owned by a separate partnership of which we are the general partner and building tenants are limited partners. We own 69.7% of the partnership and consolidate the financial statements of the partnership in our consolidated financial statements. The cumulative equity in earnings of the partnership related to the limited partners' ownership is reflected in minority interests in consolidated subsidiaries. We have guaranteed the debt service of the building partnership.

In addition, our $7,442,000 senior secured notes and our $1,486,000 senior notes described in Note 10 were financed by National. National obtained its financing through the ESOP. Our interest costs, financing expenses and principal payments with National are consistent with National and the ESOP's terms with their respective lenders. We also have agreed to guarantee $12,145,000 of additional debt of National and the ESOP that is not reflected in our consolidated financial statements. See Note 13 for additional information on guarantees.

During 1991, we borrowed $10,000,000 from National. The term note payable requires quarterly interest payments at 8.5%. The entire principal is due at maturity in 2008.

Payroll and Related Services--

The personnel conducting our business, including our executive management team, are employees of National and have ownership interest in National through their participation in the ESOP. National provides payroll services, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. Such costs are reflected as salaries, wages and benefits in the accompanying consolidated statements of income. The administrative fee paid to National for 2003, 2002 and 2001 was $2,138,000, $2,084,000 and $1,844,000, respectively. As of December 31, 2003 and 2002, we owed National $272,000 and National owed us $868,000, respectively, as a result of the differences between interim payments for payroll and benefits services costs that we made during the respective year and such actual costs. These receivables are included in (or netted against) notes receivable from National in the consolidated balance sheets. National maintains and makes contributions to its ESOP for the benefit of eligible employees.

Notes Receivable from the ESOP--

During 2000, we purchased at face value from NHI $23,200,000 of notes receivable due from the ESOP. NHI had purchased the note receivable from the previous holders. The total outstanding balance of the notes receivable was $5,714,000 and $17,857,000 as of December 31, 2003 and 2002, respectively. The notes receivable represent funds that were originally obtained by the ESOP from outside lenders and loaned to National and subsequently loaned by National to NHI, NHR and NHC. NHI is the ultimate obligor on $2,400,000 of the notes, NHR is the ultimate obligor on $1,828,000 of the notes, and we are the ultimate obligor on $1,486,000 of the notes. The notes bear interest at 8.4%. Interest on the notes is payable semi-annually. Previously suspended principal payments were made effective December 1, 2003. The final maturity of the notes is December 1, 2005.

National's Ownership of Our Stock--

At December 31, 2003, National owns 1,271,147 shares (or 11.0%) of our outstanding common stock.

Note 5 - Other Revenues and Income:

Other revenues are outlined in the table below. Revenues from insurance services include premiums for workers' compensation and professional and general liability insurance policies that our wholly-owned insurance subsidiaries have written for certain long-term health care centers to which we provide management or accounting services. Revenues from management and accounting services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers. "Other" revenues include non-health care related earnings.

(in thousands)
Year ended December 31,	2003	2002	2001

Insurance services	$18,753	$14,961	$11,384
Management and accounting service fees	12,973	18,955	12,105
Guarantee fees	148	181	229
Advisory fees from NHI	2,597	2,479	2,147
Advisory fees from NHR	467	493	507
Dividends and other realized gains on securities	3,268	3,087	3,407
Equity in earnings of unconsolidated investments	330	297	279
Interest income	6,162	5,451	6,952
Rental income	3,993	3,898	4,201
Other	1,432	1,010	384
	$50,123	$50,812	$41,595

Management Fees from National--

During 2003 and 2002, National paid and we recognized $356,000 and $4,255,000, respectively, of management fees and interest on management fees. Consistent with our policy described in Note 1, we recognized no management fees from National in 2001. Unrecognized and unpaid management fees from National total $7,997,000 and $6,067,000 at December 31, 2003 and 2002, respectively. The receipt of payment for these fees is subject to collectibility issues and negotiation. Consistent with our policy, we will only recognize these unrecognized fees as revenues if and when cash is collected.

Management Fees from NHI--

During 2003, 2002 and 2001, we recognized $1,392,000, $1,465,000, and $962,000, respectively, of management fees from long-term care centers owned by NHI, which amounts are included in management and accounting service fees. Unrecognized and unpaid management fees from NHI total $10,165,000 and $8,085,000 at December 31, 2003 and 2002, respectively. The receipt of payment for these fees is subject to collectibility issues and negotiation. Consistent with our policy, we will only recognize these unrecognized fees as revenue if and when cash is collected.

Accounting Service Fees and Rental Income from Florida Centers--

During 2003, 2002 and 2001, we recognized $5,368,000, $4,960,000 and $5,526,000, respectively, of accounting services fees from long-term health care centers in Florida that we previously operated or managed. Amounts recognized are included in management and accounting service fees.

During 2003, 2002 and 2001, we also recognized $3,548,000, $3,623,000 and $3,739,000, respectively, of rental income from the divested operations of long-term health care centers in Florida related to our two owned facilities and the furniture, fixtures and leasehold improvements of 13 other facilities previously leased from NHI and NHR. These amounts are included in rental income.

Note 6 - Earnings Per Share:

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

(dollars in thousands, except per share amounts)
Year Ended December 31,	2003	2002	2001

Basic:
Weighted average common shares	11,608,555	11,514,236	11,266,831
Net income	$ 19,952	$ 16,437	$ 13,200
Earnings per common share, basic	$ 1.72	$ 1.43	$ 1.17

Diluted:
Weighted average common shares	11,608,555	11,514,236	11,266,831
Options	451,431	459,806	414,446
Assumed average common shares outstanding	12,059,986	11,974,042	11,681,277

Net income	$ 19,952	$ 16,437	$ 13,200
Earnings per common share, diluted	$ 1.65	$ 1.37	$ 1.13

Note 7 - Investments in Marketable Securities:

Our investments in marketable securities include available for sale securities. Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
December 31,	2003		2002
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
Marketable equity securities	$24,059	$47,216	$24,059	$31,733
U.S. government securities	1,927	1,956	1,597	1,684
Corporate bonds	804	867	1,608	1,689
	$26,790	$50,039	$27,264	$35,106

Included in available for sale marketable equity securities are 1,280,442 shares of NHI common stock as of December 31, 2003 and 2002. The fair value of the NHI common stock was $31,857,000 and $20,590,000 as of December 31, 2003 and 2002, respectively. The cost of the NHI common stock was $16,144,000 as of December 31, 2003 and 2002. Also included in available for sale marketable equity securities are 363,200 shares of NHR common stock as of December 31, 2003 and 2002. The fair value of the NHR common stock was $7,155,000 and $5,303,000 as of December 31, 2003 and 2002, respectively. The cost of the NHR common stock was $3,045,000 as of December 31, 2003 and 2002.

The amortized cost and estimated fair value of marketable securities classified as available for sale, by contractual maturity, are as follows:

(in thousands)
December 31,	2003		2002
		Fair		Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$ 300	$ 303	$ 1,153	$ 1,163
1 to 5 years	2,431	2,520	2,052	2,210
Other securities without stated maturity	24,059	47,216	24,059	31,733
	$26,790	$50,039	$27,264	$35,106

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2003, 2002 and 2001 were $1,611,000, $13,637,000, and $8,847,000, respectively. Gross investment gains of $34,000, $1,720,000, and $281,000 were realized on these sales during the years ended December 31, 2003, 2002 and 2001, respectively. Gross investment losses of $2,053,000 were realized on these sales during the year ended December 31, 2002.

Note 8 - Property and Equipment:

Property and equipment, at cost, consists of the following:

(in thousands)
December 31,	2003	2002
Land	$ 10,620	$ 11,031
Buildings and improvements	79,415	75,124
Furniture and equipment	91,048	88,627
Construction in progress	22,050	4,537
	$203,133	$179,319

Note 9 - Notes Receivable:

In addition to our notes receivable from National, NHR and the ESOP, we have notes receivable from managed and other long-term health care centers, the proceeds of which were used by the long-term health care centers for construction costs, development costs incurred during construction and working capital during initial operating periods. The notes generally require monthly payments with maturities beginning in 2004 through 2007. Interest on the notes is generally at rates ranging from prime plus 2% to 10.25%. The collateral for the notes consists of first and second mortgages, certificates of need, personal guarantees and stock pledges. During 2002, based on analyses consistent with the provisions of SFAS 114, we concluded that two of our notes receivable were impaired and that write-downs were required. During the first quarter of 2002, we wrote-off a $2,760,000 mortgage note receivable from a long-term health care facility in Missouri. During the third quarter of 2002, we wrote-down $5,200,000 of a mortgage note receivable from a long-term health care facility in Tennessee. Our recorded investment in these impaired notes receivable was $-0- and $7,246,000 at December 31, 2003 and 2002, respectively. With respect to these impaired notes receivable, during 2003, 2002 and 2001, our average recorded investment was $5,309,000, $14,076,000 and $13,136,000, respectively, and the interest income recognized was $690,000, $74,000, and $99,000, respectively. As of December 31, 2003, we have not provided an allowance for loan losses. We continually monitor and evaluate the carrying amount of our notes receivable in accordance with SFAS 114.

In December 2003, we received full repayment (approximately $12,000,000) of the mortgage note receivable from the long-term health care facility located in Tennessee. The repayment resulted in a recovery of the mortgage note receivable previously written down by approximately $5,124,000. In order to repay NHC, the facility obtained financing from a commercial bank. As a part of the transaction, we agreed to purchase the loan from the lending bank in the event of a default and agreed to collateralize such purchase obligation with $12,000,000 of cash. Consistent with the provisions of FIN 45, we have recorded a liability for our guarantees in the amount of $5,124,000, which is included in other noncurrent liabilities on the consolidated balance sheet.

Note 10 - Long-Term Debt, Debt Serviced by Other Parties and Lease Commitments:

Long-Term Debt and Debt Serviced by Other Parties--

Long-term debt and debt serviced by other parties consist of the following:

(dollars in thousands)	Weighted
	Average		Debt Serviced by
	Interest Rate	Maturities	Other Parties		Long-Term Debt
December 31,			2003	2002	2003	2002

Senior notes, secured, principal	variable,	2004-
and interest payable quarterly	2.5%	2009	$ ---	$ ---	$ 7,442	$ 8,678

Senior notes, principal and		2004-
interest payable semi-annually	8.4%	2005	---	---	1,486	4,643

Notes and other obligations,
principal and interest payable	variable,
periodically	4.7%	2004-2019	505	555	2,749	4,831

First mortgage revenue bonds,
principal payable periodically,	variable,
interest payable monthly	3.4%	2004-2010	1,421	1,616	---	---

Unsecured term note payable
to National, interest payable
quarterly, principal payable at
maturity	8.5%	2008	---	---	10,000	10,000

			1,926	2,171	21,677	28,152
Less current portion			(199)	(219)	(2,677)	(1,932)
			$1,727	$1,952	$19,000	$ 26,220

The $7,442,000 senior secured notes and the $1,486,000 senior notes were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reflected in the table above as liabilities owed by us to the holders of the debt instruments rather than as liabilities owed to National and the ESOP.

The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 2003 are as follows:

		Debt Serviced
	Long-Term	By Other
	Debt	Parties	Total

2004	$ 2,677,000	$199,000	$ 2,876,000
2005	3,033,000	238,000	3,271,000
2006	2,435,000	246,000	2,681,000
2007	2,586,000	254,000	2,840,000
2008	1,659,000	268,000	1,927,000

Through a guarantee agreement, as discussed in Note 13, our $7,442,000 senior secured notes have cross-default provisions with other debt of National. Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and shareowners' equity by us and by National. All such covenants have been met by us and we believe that National is in compliance with or has obtained waivers or amendments to remedy all events of non-compliance with the covenants as of December 31, 2003. Our failure or the failure of National to meet the required covenants would have a material adverse effect on our financial position and cash flows.

Lease Commitments--

Operating expenses for the years ended December 31, 2003, 2002, and 2001 include expenses for leased premises and equipment under operating leases of $41,537,000, $41,322,000, and $41,259,000, respectively. See Notes 2 and 3 for the approximate future minimum rent commitments on non-cancelable operating leases with NHR and NHI.

Note 11 - Income Taxes:

The provision for income taxes is comprised of the following components:

(in thousands)
Year Ended December 31,	2003	2002	2001
Taxes Payable
Federal	$14,840	$11,381	$ 8,597
State	1,989	1,472	1,086
	16,829	12,853	9,683
Deferred Tax Provision (Benefit)
Federal	(3,170)	(1,719)	(654)
State	(324)	(125)	(66)
	(3,494)	(1,844)	(720)
Income Tax Provision	$13,335	$11,009	$ 8,963

The deferred tax assets and liabilities, at the respective income tax rates, are as follows:

(in thousands)
December 31,	2003	2002
Current deferred tax asset:
Allowance for doubtful accounts receivable	$ 2,088	$ 2,761
Current liabilities	3,784	2,887
	5,872	5,648
Current deferred tax liability:
Unrealized gains on marketable securities	(9,296)	(3,132)
Other	(508)	(381)
	(9,804)	(3,513)
Net current deferred tax (liability) asset	$ (3,932)	$ 2,135

Noncurrent deferred tax asset:
Financial reporting depreciation in excess of tax depreciation	$ 6,917	$ 5,584
Deferred gain on sale of assets	5,115	5,194
Guarantee obligation	2,050	--
Other	150	57
Net noncurrent deferred tax asset	$14,232	$10,835

The provision for income taxes is different than the amount computed using the applicable statutory federal and state income tax rate as follows:

(in thousands)
Year Ended December 31,	2003	2002	2001
Tax expense at statutory rates	$13,392	$10,908	$ 8,840
Amortization of goodwill	---	---	84
Permanent differences and other	(57)	101	39
Effective tax expense	$13,335	$11,009	$8,963

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

Note 12 - Stock Option Plan:

We have incentive option plans that provide for the granting of options to key employees and directors to purchase shares of common stock at no less than market value on the date of grant. Options issued to non-employee directors vest immediately. Options issued to employees vest over a six year period. The maximum term of the options is six years. The following table summarizes option activity:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2000	612,500	$ 6.80
Options granted	40,000	10.40
Options expired	(5,000)	24.88
Options outstanding at December 31, 2001	647,500	6.88
Options granted	30,000	17.25
Options expired	(15,000)	30.75
Options outstanding at December 31, 2002	662,500	6.81
Options granted	60,000	19.60
Options exercised	(40,000)	10.54
Options expired	(40,000)	39.88
Options forfeited	(55,000)	12.99
Options outstanding at December 31, 2003	587,500	5.29
			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

55,000	$17.25 to $19.60	$19.17	2.7

532,500	$3.00 to $10.40	$ 3.58	4.1

587,500

At December 31, 2003, 115,000 options outstanding are exercisable. The weighted average remaining contractual life of options outstanding at December 31, 2003 is 2.8 years.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions. The plan allows employees to terminate participation at any time.

In connection with the exercise of certain stock options, we have received 5.57% interest-bearing, full recourse notes in the amount of $16,000 at December 31, 2003. The notes are secured by shares of NHC, shares of NHR, or shares of NHI having a fair market value of not less than 150% of the amount of the note. The principal balances of the notes are reflected as a reduction of shareowners' equity in the consolidated financial statements.

During 2001, we awarded $7,815,000 of cash bonuses paid in 2002 to employees with existing employee notes payable to us. The bonus allowed the employees to retire certain of their remaining notes with us. The bonus has been included in salaries, wages and benefits in the 2001 consolidated statement of income.

During 2003, we accepted unexercised stock options for 55,000 shares of our common stock from a former employee and current member of our board of directors in satisfaction of that individual's $433,000 note payable to us. We recognized $433,000 of salaries, wages and benefits expense in the 2003 consolidated statement of income.

Note 13 - Contingencies and Guarantees:

Self Insurance--

We have assumed certain self-insurance risks related to health insurance, workers' compensation and general and professional liability insurance claims both of our owned or leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims is $43,953,000 and $31,632,000 at December 31, 2003 and 2002, respectively. The liability is included in accrued risk reserves in the consolidated balance sheets. The amounts are subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

General and Professional Liability Lawsuits and Insurance

Nationwide, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of December 31, 2003, we and/or our managed centers are currently defendants in 77 such claims covering the years 1995 through December 31, 2003. Forty-two of these suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. In addition, 24 suits are currently pending in relation to the September 25, 2003 fire discussed below.

When bids were solicited for third party professional liability insurance coverage for 2002, only two companies would quote coverage. Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned licensed insurance company. Thus, during 2002 and 2003, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned insurance company.

Our coverages for all years include primary policies and umbrella policies. For years 1999 through 2001 forward, the policies contain a per incident deductible. In 2000 and 2001, there is no aggregate limit on our potential deductible obligations. In 2002, the deductibles were eliminated and first dollar coverage is provided through the wholly-owned insurance company, while the excess coverage is provided by a third party insuror.

In 2003, primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $11.0 million and a $7.5 million annual excess aggregate. As a result of the terms of our insurance policies and our use of a wholly-owned insurance company, we have retained significant self insurance risk with respect to general and professional liability. We use independent actuaries to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations. It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

Nashville Fire

On September 25, 2003, a tragic and as of yet unexplained fire occurred on the second floor of a skilled nursing facility located in Nashville, Tennessee operated by one of our limited liability company subsidiaries. While the concrete and steel constructed facility complied with applicable fire safety codes, the building was not equipped with fire sprinklers. Although the fire was limited to a double bedded patient's room, extensive smoke filled the area and caused injuries to other patients despite aggressive efforts to evacuate these patients by NHC employees, fire department personnel and other volunteers. There have been sixteen patient deaths since the fire, an undetermined number of which may be related to the events of September 25, 2003.

The fire produced extensive media coverage, specifically focused on the fact that health care centers, including hospitals, constructed prior to 1994 are not required by Tennessee law or regulations to be fully sprinkled if constructed with fire resistant materials. We have announced that irrespective of code standards, we will commence a process of fully sprinkling all facilities operated by NHC that are not already fully sprinkled. We have created through our National Health Foundation (a qualified 501(c)(3) charity) a patient and family relief fund, which is being administered separately from other funds of the Foundation by families of Nashville patients. The prayers and best wishes of the NHC family partners have gone forth to all patients and families affected by this fire. We are proactively seeking to resolve any questions and/or losses with our patients and their families, and will continue to do so until all matters are resolved. There are 24 lawsuits currently pending. The cases have been consolidated in the Third Circuit Court for Davidson County, Tennessee. Discovery is ongoing. The Company plans to vigorously defend against the allegations in these lawsuits and seek settlements with residents and their families.

Additionally, in connection with the fire, we have incurred losses and costs associated with physical damage to the health care center and interruption of business, as we have closed the center for an indefinite period of time. For the year ended December 31, 2003, we have received or accrued $565,000 of insurance recoveries from third-party insurance carriers. These insurance recoveries have reduced our losses and costs and have been included in other operating expenses in the 2003 consolidated statement of income.

The building involved in the fire is leased by one of our limited liability company subsidiaries from NHI. Under the terms of the lease with NHI, we are required to restore the leased property so as to make it at least equal in value to that which existed prior to the damage. The lease also requires us to indemnify and hold harmless NHI from any and all demands and claims arising from the use of the property, including any negligence or violation by us.

A provision of the lease allows that if substantial damage occurs during the lease term, we may terminate the lease with respect to the damaged property. If the lease is so terminated, we will have no obligation to repair the property and NHI will receive the entire insurance proceeds related to the building damage. We are obligated to continue to indemnify and hold harmless NHI from any and all demands arising from the use of the property. NHI retains the right to license the beds under any lease termination.

Consistent with the provisions of SFAS 5, we have accrued for probable and estimatible losses related to the Nashville fire and have included our estimates of these losses in accrued risk reserves in the consolidated balance sheet. It is possible that claims against us related to the Nashville fire could exceed our estimates, which would have a material adverse effect on our financial position, results of operations and cash flows.

Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $27,640,000 at December 31, 2003 and include $15,495,000 of debt of managed and other long-term health care centers and $12,145,000 of debt of National and the ESOP.

The $15,495,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $12,145,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $19,587,000. As discussed in Note 10, $7,442,000 of this obligation has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $12,145,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP and ultimately to the financial institutions. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000.

Additionally, as discussed in Note 9, we are obligated to purchase a loan made by a commercial bank to a long-term health care center in the event there is a default under the credit agreement between the parties. NHC's obligation to repurchase the loan is collateralized by cash in an amount equal to the loan balances. The term of the repurchase obligation coincides with the term of the loan, which matures December 31, 2006.

As of December 31, 2003, our maximum potential loss related to the guarantees is $34,516,000, which is the outstanding balance of the guaranteed debt obligations. We have accrued approximately $6,168,000 for potential losses as a result of our guarantees.

Debt Cross Defaults--

Through a guarantee agreement, our senior secured notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements. Under the terms of one of National's debt obligations to financial institutions (total balance of $8,838,000 at December 31, 2003, none of which is our obligation), the lending institutions have the right to put the entire outstanding balance of the debt to National in March 2005. National plans to be able to refinance this debt prior to the put date or pay off the debt completely. However, if the lending institutions do exercise that put option and National is unable to purchase or refinance the entire outstanding balance of the debt, National's other debt along with our senior secured notes and substantially all of our other debt would be in default, which would have a material adverse effect on NHC's financial position, results of operations and cash flows.

Note 14 - Disclosures about Fair Value of Financial Instruments:

To meet the reporting requirements of Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", we calculate the fair value of financial instruments using discounted cash flow techniques. At December 31, 2003 and 2002, there were no material differences between the carrying amounts and fair values of our financial instruments.

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Revenues	$113,205	$116,016	$119,086	$124,557
Net Income	3,423	4,672	5,294	6,563
Basic Earnings Per Share	.30	.40	.46	.56
Diluted Earnings Per Share	.28	.39	.44	.54

2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Revenues	$111,226	$113,765	$116,677	$116,584
Net Income	3,087	4,231	4,297	4,822
Basic Earnings Per Share	.27	.37	.37	.42
Diluted Earnings Per Share	.26	.35	.36	.40

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

During the year ended December 31, 2001 and for the subsequent period through July 1, 2002, there were no disagreements between NHC and Andersen on any matter of accounting principles of practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the year ended December 31, 2001 and for the subsequent period through July 1, 2002.

The audit report of Andersen on the consolidated financial statements of NHC and subsidiaries for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During NHC's year ended December 31, 2001, and the subsequent period through July 1, 2002, NHC did not consult with EY regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the company's management, including the Chief Executive Officer (CEO) and Principal Accounting Officer (PAO), of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the company's management, including the CEO and PAO, concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange commission rules and forms. Subsequent to the date of this evaluation, there have been no significant changes in the company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management's evaluation provided reasonable assurance that these controls will be effective.

PART III

--------

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers: We are managed by our Board of Directors. The Board of Directors is divided into three classes. The Directors hold office until the annual meeting for the year in which their term expires and until their successor is elected and qualified. As each of their terms expire, the successor shall be elected to a three-year term. A director may be removed from office for cause only. Officers serve at the pleasure of the Board of Directors for a term of one year. The following table sets forth our directors and the executive officers and vice presidents:

Dr. J. Paul Abernathy, who joined the Board in 2003, is a retired general surgeon, who was in private practice at Murfreesboro Medical Clinic from 1971 until his retirement in 1995. Previously, he served as a general practice physician for Hazard Memorial Hospital in Hazard, Kentucky. Lt. Col. Abernathy additionally served as a flight surgeon for the Homestead Air Force Base in Florida and Chief of Surgery for the United States Air Force at Keesler Air Force Base in Mississippi. Dr. Abernathy twice served as President of the Rutherford county Stones River Academy of Medicine and holds membership in the Southern Medical Society, the Southeastern Surgery Society, and is a Fellow in the American College of Surgeons. Dr. Abernathy has a B.S. degree from Middle Tennessee State University and an M.D. degree from the University of Tennessee.

Mr. Robert Adams has served NHC 29 years - 18 years as Senior Vice President including 12 years on the Board of Directors. He also served NHC as a health care center administrator and a Regional Vice President. He is NHC's Chief Operating Officer, serves on the Board of Directors of National Health Realty, Inc. and is Vice President of National Health Investors, Inc. He has a B.S. degree from Middle Tennessee State University. He is the brother of W. Andrew Adams and brother-in-law of D. Gerald Coggin.

Mr. W. Andrew Adams has been President of NHC since 1974 and Chairman of the Board since 1994. He has extensive long-term health care experience and served as President of the National Council of Health Centers, the trade association for multi-facility long-term health care companies. Adams serves as Chairman of the Board of National Health Investors, Inc., National Health Realty, Inc. and Assisted Living Concepts, Inc. In addition, he serves on the Board of Directors of SunTrust Bank, Nashville. He has an M.B.A. degree from Middle Tennessee State University. He is the brother of Robert G. Adams and brother-in-law of Ernest G. Burgess and D. Gerald Coggin.

Mr. Ernest G. Burgess, III served as Senior Vice President of Operations for 20 years before retiring in 1994. His Board of Director's position spans eleven years and he served as Chairman of NHC's Audit Committee during 2003. He has an M.S. degree from the University of Tennessee and also serves on the Board of Directors and as Chairman of the Audit Committee of National Health Realty, Inc. He is the brother-in-law of W. Andrew Adams.

Mr. Richard F. LaRoche, Jr. served 27 years with NHC as Secretary and General Counsel and 14 years as Senior Vice President, retiring from this position in May 2002. He was elected by the Board to fill the unexpired term of previous director J. K. Twilla, who retired in early 2002. He has a J.D. degree from Vanderbilt University and an A.B. degree from Dartmouth College. Mr. LaRoche also serves as Director and Secretary of National Health Investors, Inc. and as Secretary of National Health Realty, Inc. He also serves as a director and Audit Committee member for Z-Tel Technologies, Inc.

Mr. Lawrence C. Tucker has been with Brown Brothers Harriman & Co. ("BBH & Co."), private bankers, for 37 years and became a general partner of the firm in January 1979. He serves on the firm's steering committee as well as being responsible for the corporate finance activities, which include management of The 1818 Fund, private equity investing partnerships with originally committed capital of approximately $2 billion. He is a director of VAALCO Energy, Inc., US Unwired, Inc., Z-Tel Technologies, Inc., and Xspedius Holding Corporation, and Xspedius Management Corporation. Mr. Tucker has a B.S. degree from Georgia Institute of Technology and an MBA from the Wharton School of the University of Pennsylvania. Mr. Tucker serves on NHC's audit committee.

Ms. Joanne Batey (Vice President/Homecare) has been with the Company since 1976. She served as homecare coordinator for five years before being named Vice President in 1989. Prior to that she was Director of Communication Disorders Services for NHC. Ms. Batey received her bachelor's and master's degrees in speech pathology from Purdue University.

Mr. D. Gerald Coggin (Vice President, Corporate Relations) has been employed by NHC since 1973. He has served as both Administrator and Regional Vice President before being appointed to the present position. He received a B.A. degree from David Lipscomb University and a M.P.H. degree from the University of Tennessee. He is responsible for the Company's rehabilitation, managed care, hospice, legislative activities, investor and public relations. He is a brother-in-law of W. Andrew Adams and Robert G. Adams.

Mr. Donald K. Daniel (Vice President and Controller) joined the Company in 1977 as Controller. He received a B.A. degree from Harding University and an M.B.A. from the University of Texas.

Mr. Kenneth DenBesten (Vice President/Finance) has served as Vice President of Finance since 1992. From 1986 to 1992, he was employed by Physicians Health Care, most recently as Chief Operating Officer. From 1984-1986, he was employed by HealthAmerica Corporation as Treasurer, Vice President of Finance and Chief Financial Officer. Mr. DenBesten received a B.S. in business administration and an M.S. in Finance from the University of Arizona.

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

The NHC Board has found Mr. Tucker and Dr. Abernathy to be "independent directors" as defined by the SEC and AMEX and have noted that Mr. Burgess would be deemed independent but for his relationship as brother-in-law by marriage to Mr. W. A. Adams. For a full discussion, please read NHC's definitive 2004 Proxy Statement which is incorporated hereby by reference as though copied verbatim.

Independent directors receive $2,500 per meeting attended. In addition, starting in 2003, independent directors receive a stock option to purchase 15,000 shares of NHC common stock at a purchase price equal to the closing price of the Corporation Shares at the closing price on the date of the Corporation's annual meeting. There were nine Board meetings during 2003. Prior to 2003, the independent directors were given options on 10,000 shares annually. All stock option plans have been approved by shareholder vote at prior annual meetings.

Board Committees

The Board has constituted three committees -Audit, Compensation and Nominating and Corporate Governance. The Board believes that two of its members (Mr. Tucker and Dr. Abernathy) are "independent" as defined by the Securities and Exchange commission ("SEC") and American Stock Exchange ("AMEX") Rules. Additionally, the Board believes that Mr. Burgess is independent other than his relationship as brother-in-law with Mr. W. A. Adams. Pursuant to AMEX Listing Rules, Mr. Burgess cannot remain on the Committees although these three directors were the members of these three committees during 2003. Additionally, the Audit Committee believes that both Mr. Burgess and Mr. Tucker meet the SEC definition of "Audit Committee Financial Expert". Prior to the annual meeting, the Nominating Committee and Corporate Governance Committee will have nominated for interim election to the Board and Board committees an additional director who will meet all tests for independence pursuant to law and regulations. The new director will replace Mr. Burgess on the Audit Committee.

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

We also maintain the following documents on the web site, all of which we hereby incorporate herein by reference as though copied verbatim:

* The NHC Code of Ethics and Standards of Conduct. This has been adopted for all employees, officers and directors of the Company. The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of conduct. To date there have been none.

* Information on our "NHC ValuesLine", which allows our staff and investors unrestricted access to our Corporate Compliance Officer, executive officers and directors. The toll free number is 888-568-8578 and the communications may be incognito, if desired.

* The NHC Restated Audit Committee Charter.

* The NHC Compensation Committee Charter.

* The NHC Nomination and Corporate Governance Committee Charter.

We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.

ITEM 11

EXECUTIVE COMPENSATION

Information about our Executive Officers and Board of Directors compensation, including stock option information, is set out in detail in our definitive 2004 Proxy Statement which is accompanying this Annual Report on Form 10-K, and is incorporated by reference herein as though copied verbatim.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number of our shares beneficially owned as of December 31, 2003 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who is known to us to own beneficially 5% or more of the outstanding shares (11,624,085 as of December 31, 2003), (b) by each director, and (c) by all executive officers and directors as a group. Members of our management listed below are all members of management and/or the Board of Directors, but they disclaim that they are acting as a "group" and the table below is not reflective of them acting as a group:

	Number of
	Shares(1)
Names and Addresses	Beneficially	Percentage of
of Beneficial Owner	Owned	Total Shares

J. Paul Abernathy, Director
2102 Greenland Drive
Murfreesboro, TN 37130	3,000	*

W. Andrew Adams, President &
Chief Executive Officer
801 Mooreland Lane
Murfreesboro, TN 37128	1,082,064(3)	9.3%

Robert G. Adams, Director, Sr. V.P.
and Chief Operating Officer
2217 Battleground
Murfreesboro, TN 37129	453,058(3)	3.9%

Ernest G. Burgess, III, Director
7097 Franklin Road
Murfreesboro, TN 37128	146,204(3)	1.2%

Richard F. LaRoche, Jr., Director and Secretary
2103 Shannon Drive
Murfreesboro, TN 37129	404,635(3)	3.5%

Lawrence C. Tucker, Director
1818 Fund, II
59 Wall Street
New York NY 10005	745,155(2)(3)	6.4%

Joanne M. Batey, Vice President, Homecare
9165 Big Spring Road
Christiana, TN 37037	54,768(3)	*

D. Gerald Coggin
Vice President, Corporate Relations
1942 Dilton Mankin Road
Murfreesboro, TN 37129	329,328(3)	2.8%

Donald K. Daniel, Vice President and Controller
1441 Haynes Drive
Murfreesboro, TN 37129	159,695(3)	1.4%

Kenneth D. DenBesten, Vice President, Finance
1610 Wexford Drive
Murfreesboro, TN 37129	59,393(3)	*

David L. Lassiter, Vice President, Corporate Affairs
9110 Brentmeade Blvd.
Brentwood, TN 37027	14,250(3)	*

Julia W. Powell, Vice President, Patient Services
3712 Lascassas Pike
Murfreesboro, TN 37130	87,010(3)	*

Charlotte A. Swafford, Treasurer
915 East Main Street
Murfreesboro, TN 37130	139,123(3)	1.2%

National Health Corporation
P.O. Box 1398
Murfreesboro, TN 37133	1,271,147	10.9%

1818 Fund II
140 Broadway
New York, NY 10005	745,155(4)	6.4%

FMR Corp.
82 Devonshire Street
Boston, MA 02109	1,666,612	14.3%

Northern Trust Company
801 S. Canal C-IN
Chicago, IL 60607	1,297,089	11.1%

All Executive Officers,
Directors as a Group (13)	3,677,683(3)	31.6%

* Less than 1%

(1) Assumes exercise of stock options outstanding. See "Option Plans".

(2) Mr. Tucker, as a general partner of the 1818 Fund II, is attributed the ownership of the 1818 Fund II shares, but does not claim beneficial ownership thereof. Otherwise, all shares are owned beneficially with sole voting and investment power. The number of shares includes 55,000 shares in stock options outstanding to Mr. Tucker.

(3) Included in the amounts above are 55,000 shares to Mr. Tucker, 55,000 shares to Mr. W. A. Adams, 40,000 shares to Mr. R. G. Adams, 55,000 shares to Mr. LaRoche, 20,000 shares to Ms. Batey, 24,000 shares to Mr. Coggin, 24,000 shares to Mr. Daniel, 24,000 shares to Mr. DenBesten, 13,000 shares to Mr. Lassiter, 20,000 shares to Ms. Powell, and 24,000 shares to Ms. Swafford, of which all may be acquired upon exercise of stock options granted under the Company's 1997 Stock Option Plan and 2002 Stock Option Plan.

(4) This number includes 55,000 shares in stock options outstanding to Mr. Tucker.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding Principal Accountant Fees and Services is set out in detail in our definitive 2004 Proxy Statement which is accompanying this Annual Report on Form 10-K. This information is incorporated by reference herein as though copied verbatim.

PART IV

ITEM 15

EXHIBITS, FINANCIAL STATEMENT SCHEDULE,

AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

(1) Financial Statements:

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Shareowners' Equity

(2) The following schedule is included in this Item 15:

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002, and 2001

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits:

(a) Reference is made to the Exhibit Index, which is found within this Form 10-K Annual Report.

(b) Reports on Form 8-K:

Form 8-K filed February 27, 2004 regarding year end earnings release.

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

ARTHUR ANDERSEN LLP

Nashville, Tennessee

February 5, 2002

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareowners

National HealthCare Corporation

We have audited the consolidated financial statements of National HealthCare Corporation as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002, and have issued our report thereon dated February 9, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 included in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The financial statement schedule of National HealthCare Corporation for the year ended December 31, 2001 was audited by other auditors, who have ceased operations and whose report dated February 5, 2002 expressed an unqualified opinion on that financial statement schedule.

In our opinion, the 2003 and 2002 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Nashville, Tennessee

February 9, 2004

NATIONAL HEALTHCARE CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
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

For the year ended
December 31,
2003 - Allowance
for doubtful
accounts	$ 8,161	$ 55	$ ---	$1,465	$ 6,751

__________
(1) Amounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION

BY:/s/ W. Andrew Adams
W. Andrew Adams
President and Director
Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004, by the following persons on behalf of the registrant in the capacities indicated. Each director of the registrant whose signature appears below hereby appoints W. Andrew Adams and Richard F. LaRoche, Jr., and each of them severally, as his Attorney in Fact to sign in his name on his behalf as a director of the registrant and to file with the Commission any and all amendments of this report on Form 10-K.

/s/ W. Andrew Adams	/s/ Richard F. LaRoche, Jr.
W. Andrew Adams, President	Richard F. LaRoche, Jr.
Chief Executive Officer	Secretary and General Counsel
Director

/s/ Robert G. Adams	/s/ Donald K. Daniel
Robert G. Adams	Donald K. Daniel
Senior Vice President	Vice President and Controller
Director	Principal Accounting Officer

/s/ Ernest G. Burgess	/s/ Lawrence C. Tucker
Ernest G. Burgess	Lawrence C. Tucker
Director	Director

/s/ J. Paul Abernathy
J. Paul Abernathy
Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2003
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location
3.1	Charter	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

3.2	By-laws	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

10	Material Contracts	Incorporated by reference from Exhibits 10.1
thru 10.9 attached to Form S-4, (Proxy
Statement-Prospectus), as amended, Registration
No. 333-37185 (December 5, 1997)

10.11	Employee Stock Purchase Plan	Specifically incorporated by reference to Exhibit
A attached to Form S-4), Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

10.12	1997 Stock Option Plan	Incorporated by reference from 1997 Proxy
Statement/Prospectus filed on December 5, 1997

12	Statements Re: Computation of Ratios	Filed Herewith

16	Letter Regarding Change in Certifying	Filed Herewith
Accountant

22	Subsidiaries of Registrant	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

23	Consent of Independent Auditors	Filed Herewith

31	Section 302 CEO/CFO Certification	Filed Herewith

32	Section 906 CEO/CFO Certification	Filed Herewith

EXHIBIT 12
STATEMENT RE: COMPUTATION OF RATIOS
AS REQUIRED BY ITEM 601(b)(12) OF REGULATION S-K
NATIONAL HEALTHCARE CORPORATION

	December 31
	2003	2002	2001	2000	1999

Current Assets	$204,796	$164,611	$149,360	$116,575	$107,496

Current Liabilities	$131,809	$114,077	$113,540	$103,621	$ 92,659

Current Ratio	1.55	1.44	1.32	1.13	1.16

Long-Term Debt and Debt
Serviced by Other Parties	$ 20,727	$ 28,172	$ 42,175	$ 57,763	$ 60,647

Equity	$151,027	$120,141	$ 96,078	$ 69,534	$ 53,636

Long-Term Debt and Debt Serviced
by Other Parties to Equity	.14	.23	.44	.83	1.13

Net Income (Loss)	$ 19,952	$ 16,437	$ 13,200	$ 10,218	$ 8,383

Average Equity	$135,584	$108,110	$ 82,806	$ 61,585	$ 51,976

Return on Average Equity	14.7%	15.2%	15.9%	16.6%	16.1%

Total Liabilities	$170,482	$154,934	$167,490	$173,257	$165,540

Shareowners' Equity, Deferred Lease Credit
and Deferred Income	$181,913	$150,641	$125,613	$ 99,790	$ 74,779

Total Liabilities to Shareowners' Equity
and Deferred Income	.94	1.03	1.33	1.73	2.12

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

Very truly yours,

/s/ Arthur Andersen LLP

Arthur Andersen LLP

cc: Donald K. Daniel

Vice President and Controller

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in (1) the Registration Statement (Form S-8 No. 333-61451) pertaining to the National HealthCare Corporation 1997 Stock Option and Stock Appreciation Rights Plan and (2) the Registration Statement (Form S-8 No. 333-61459) pertaining to the National HealthCare 1997 Employee Stock Purchase Plan, of our reports dated February 9, 2004, with respect to the consolidated financial statements and schedule of National HealthCare Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2003.

/s/ERNST & YOUNG LLP

Nashville, Tennessee

March 9, 2004

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

Date: March 12, 2004

/s/ W. Andrew Adams
W. Andrew Adams
Chairman and President
Chief Executive Officer

EXHIBIT 31

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

Date: March 12, 2004

/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 32

Certification of Annual Report on Form 10-K

of National HealthCare Corporation

For The Year Ended December 31, 2003

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Annual Report on Form 10-K for National HealthCare Corporation ("Issuer") for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Annual Report on Form 10-K of the Issuer for the annual period ended December 31, 2003.

This Certification is executed as of March 12, 2004.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National HealthCare Corporation and will be retained by National HealthCare Corporation and furnished to the Securities and Exchange Commission or its staff upon request.