Form 10-Q
period 2004-03-31
NATIONAL HEALTHCARE CORP
filed 2004-05-07
CIK 1047335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended March 31, 2004	Commission file number 333-37185

NATIONAL HEALTHCARE CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	52-2057472
(State or other jurisdiction of	(I.R.S. Employer
incorporate or organization	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
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

11,674,220 shares were outstanding as of April 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
	(in thousands, except share
	and per share amounts)
REVENUES:
Net patient revenues	$ 106,698	$ 101,164
Other revenues	13,246	12,041
Net revenues	119,944	113,205

COSTS AND EXPENSES:
Salaries, wages and benefits	65,989	61,402
Other operating	33,475	32,098
Rent	10,489	10,381
Depreciation and amortization	3,064	3,055
Interest	253	564
Total costs and expenses	113,270	107,500

INCOME BEFORE INCOME TAXES	6,674	5,705

INCOME TAX PROVISION	(2,721)	(2,282)

NET INCOME	$ 3,953	$ 3,423

EARNINGS PER SHARE:
Basic	$ .34	$ .30
Diluted	$ .33	$ .28

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,663,802	11,596,535
Diluted	12,121,950	12,058,682

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31	December 31
	2004	2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 30,975	$ 43,899
Restricted cash	68,458	61,489
Marketable securities	58,636	50,039
Accounts receivable, less allowance for
doubtful accounts of $6,910 and $6,751	49,758	40,315
Notes receivable	189	189
Notes receivable from ESOP	1,064	2,857
Inventory at lower of cost (first-in,
first-out method) or market	5,010	5,041
Prepaid expenses and other assets	1,923	967
Total current assets	216,013	204,796

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	215,712	203,133
Less accumulated depreciation and amortization	(110,175)	(106,928)
Net property and equipment:	105,537	96,205

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	179	129
Goodwill	3,033	3,033
Unamortized financing costs, net	453	467
Notes receivable	3,442	4,702
Notes receivable from NHR	14,965	14,924
Notes receivable from National	10,007	9,728
Notes receivable from ESOP	1,065	2,857
Deferred income taxes	14,798	14,232
Minority equity investments and other	1,208	1,320
Total other assets	49,150	51,392

	$370,700	$352,393

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.
The interim condensed balance sheet at December 31, 2003 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREOWNERS' EQUITY

	March 31	December 31
	2004	2003
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 2,360	$ 2,876
Trade accounts payable	14,022	9,412
Accrued payroll	25,994	30,898
Amounts due to third-party payors	28,197	28,224
Accrued risk reserves	48,617	43,953
Deferred income taxes	6,867	3,932
Other current liabilities	13,784	12,445
Accrued interest	63	69
Total current liabilities	139,904	131,809

LONG-TERM DEBT, LESS CURRENT PORTION	17,919	19,000
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	1,643	1,727
OTHER NONCURRENT LIABILITIES	17,132	17,132
DEFERRED LEASE CREDIT	6,051	6,245
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	835	812
DEFERRED REVENUE	27,171	24,641
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares
authorized; 11,664,120 and 11,662,805 shares,
respectively, issued and outstanding	116	116
Capital in excess of par value, less notes receivable	73,453	73,413
Retained earnings	65,744	61,791
Unrealized gains on marketable securities	20,732	15,707
Total shareowners' equity	160,045	151,027

	$370,700	$352,393

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed balance sheet at December 31, 2003 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$ 3,953	$ 3,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,050	3,039
Provision for doubtful accounts receivable	159	191
Amortization of intangibles and deferred charges	14	16
Amortization of deferred income	(196)	(145)
Deferred income	2,946	3,036
Equity in earnings of unconsolidated investments	(154)	(25)
Amortization of deferred lease credit	(194)	(200)
Distributions from unconsolidated investments	266	385
Deferred income taxes	(980)	(677)
Changes in assets and liabilities:
Accounts receivable	(9,602)	(5,609)
Inventory	31	(94)
Prepaid expenses and other assets	(956)	(428)
Accounts payable	4,610	(1,070)
Accrued payroll	(4,904)	(5,081)
Amounts due to third party payors	(27)	(580)
Accrued interest	(6)	8
Other current liabilities and accrued reserves	6,003	6,859
Entrance fee deposits	(220)	182
Net cash provided by operating activities	3,793	3,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(12,382)	(3,834)
Investment in notes receivable	(256)	(4)
Collection of notes receivable	4,781	1,789
Sales (purchases) of marketable securities, net	(223)	603
Net cash used in investing activities	(8,080)	(1,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(6,969)	(677)
Increase in minority interests in subsidiaries	23	37
Increase in bond reserve funds, mortgage replacement reserves
and other deposits	(50)	(15)
Issuance of common shares	24	41
Collection of receivables	16	25
Payments on debt	(1,681)	(543)
Increase in financing costs	--	(31)
Net cash used in financing activities	(8,637)	(1,163)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,924)	621
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,899	68,932
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 30,975	$ 69,553
Supplemental Information:
Cash payments for interest expense	$ 259	$ 556
Cash payments for income taxes	$ 4,797	$ 2,491

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareowners' Equity
(in thousands, except share amounts)
(unaudited)

			Receivables			Unrealized	Total Share-
	Common Stock		from Sale	Paid in	Retained	Gains (Losses)	owners'
	Shares	Amount	of Shares	Capital	Earnings	on Securities	Equity

Balance at 12/31/03	11,662,805	$116	$ (16)	$73,429	$61,791	$ 15,707	$151,027

Net income	---	---	---	---	3,953	---	3,953
Unrealized gains on securities (net of tax of $3,349)	---	---	---	---	---	5,025	5,025
Total Comprehensive Income							8,978
Shares sold	1,315	---	---	24	---	---	24
Collection of receivables	---	---	16	---	---	---	16

Balance at 3/31/04	11,664,120	$116	$ ---	$73,453	$65,744	$ 20,732	$160,045

Balance at 12/31/02	11,593,978	$115	$(799)	$72,521	$41,839	$ 6,465	$ 120,141

Net income	---	---	---	---	3,423	---	3,423
Unrealized losses on securities (net of tax of $666)	---	---	---	---	---	(999)	(999)
Total Comprehensive Income							2,424
Shares sold	2,557	3	---	38	---	---	41
Collection of receivables	---	---	25	---	---	---	25

Balance at 3/31/03	11,596,535	$118	$ (774)	$72,559	$45,262	$ 5,466	$122,631

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

Note 1 - CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation ("NHC" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2003 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons. Our audited December 31, 2003 financial statements are available at our web site: www.nhccare.com.

Note 2 - OTHER REVENUES

	Three Months Ended
	March 31
	2004	2003
	(in thousands)

Insurance services	$ 4,881	$ 3,757
Revenues from management, accounting & financial services	4,209	3,974
Guarantee fees	31	32
Advisory fee from NHI	685	533
Advisory fee from NHR	100	109
Dividends and other realized gains on securities	800	788
Equity in earnings of unconsolidated investments	155	25
Interest income	1,319	1,534
Rental income	755	1,005
Other	311	284
	$13,246	$12,041

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

At March 31, 2004, we recognized no management fees from National and $722,945 from NHI. Unrecognized and unpaid management fees from National and NHI total $8,529,000 and $10,430,000, respectively. The receipt of payment of these fees is subject to collectibility issues and negotiations. Consistent with our policy, we will only recognize these unrecognized fees and revenues if and when cash is collected.

Note 3 - GUARANTEES AND CONTINGENCIES

Guarantees and Related Events

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $31,420,000 at March 31, 2004 and include $19,806,000 of debt of managed and other long-term health care centers and $11,614,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $19,806,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of four long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 0.5% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $11,614,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $18,730,000. Of this obligation, $7,116,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $11,614,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions at that time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at March 31, 2005.

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

As of March 31, 2004, our maximum potential loss related to the aforementioned debt and financial guarantees is $33,876,000, which is the outstanding balance of the guaranteed debt obligations. We have accrued approximately $6,168,000 for potential losses as a result of our guarantees.

Debt Cross Defaults

Our $7,116,000 senior secured notes payable and our $327,000 senior notes payable which are included as debt on our balance sheet were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $7,116,000 senior secured notes and our $11,614,000 guarantee described above, and our $327,000 senior notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

Note 4 - NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FIN 45. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. In connection with a loan purchase obligation agreement executed in 2003, we have recognized a liability of $5,124,000 in 2003 based on the provisions of FIN 45 and the estimated fair value of our obligation under this guarantee.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entities. NHC has adopted FIN 46 effective March 31, 2004. The Company is not the primary beneficiary of any variable interest entity and, therefore, has not consolidated any additional entities as the result of adoption of FIN 46. The Company guarantees $10,389,000 of annual lease payments (through 2007) of 13 individual entities that operate 13 long-term health care facilities in Florida. The 13 individual entities, which lease the facilities from NHI and NHR, are each variable interest entities. The Company has also extended a working capital loan (outstanding balance of $406,000 at March 31, 2004) and has a 50% equity interest in a hospice company formed in 2003, which hospice company is also a variable interest entity. The Company is not the primary beneficiary of any of these variable interest entities. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is the guaranteed lease payments through 2007 and the outstanding balance of the working capital loan to the hospice company.

Note 5 - LEGAL PROCEEDINGS AND INSURANCE

Nationwide, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of March 31, 2004, we and/or our managed centers are currently defendants in 61 such claims covering the years 1995 through March 31, 2004. Thirty of these cases are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. In addition, 27 suits are currently pending in relation to the September 25, 2003 fire discussed below.

When bids were solicited for third party liability coverage for 2002, only two companies would quote coverage. Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned liability insurance company. Thus, during 2003 and 2004, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned liability insurance company.

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

In 2003, primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $11.0 million and a $7.5 million annual excess aggregate. In 2004, coverage remained the same except for the aggregate primary policy limit which was increased to $12.0 million.

As a result of the terms of our insurance policies and our use of the wholly-owned insurance company, we have retained significant self insurance risk with respect to general and professional liability. We use independent actuaries to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations. It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

The fire produced extensive media coverage, specifically focused on the fact that health care centers, including hospitals, constructed prior to 1994 are not required by Tennessee law or regulations to be fully sprinkled if constructed with fire resistant materials. We have announced that irrespective of code standards, we will commence a process of fully sprinkling all facilities operated by NHC that are not already fully sprinkled. We have created through our National Health Foundation (a qualified 501(c)(3) charity) a patient and family relief fund, which is being administered separately from other funds of the Foundation by families of Nashville patients. The prayers and best wishes of the NHC family partners have gone forth to all patients and families affected by this fire. We are proactively seeking to resolve any questions and/or losses with our patients and their families, and will continue to do so until all matters are resolved. There are 27 lawsuits currently pending. The cases have been consolidated in the Third Circuit Court for Davidson County, Tennessee. Discovery is ongoing. The Company plans to vigorously defend against the allegations in these lawsuits and seek settlements with residents and their families.

Additionally, in connection with the fire, we have incurred losses and costs associated with physical damage to the health care center and interruption of business, as we have closed the center for an indefinite period of time. For the quarter ended March 31, 2004, we have received or accrued $565,000 of insurance recoveries from third-party insurance carriers. These insurance recoveries have reduced our losses and costs and were included in other operating expenses in the 2003 consolidated statement of income.

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

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2004	2003
Basic:
Weighted average common shares	11,663,802	11,596,535
Net income	$ 3,953,000	$ 3,423,000
Earnings per common share, basic	$ .34	$ .30

Diluted:
Weighted average common shares	11,663,802	11,596,535
Options	458,148	462,147
Assumed average common shares outstanding	12,121,950	12,058,682

Net income	$ 3,953,000	$ 3,423,000
Earnings per common share, diluted	$ .33	$ .28

Note 7. STOCK OPTION PLANS

We have incentive option plans that provide for the granting of options to key employees and directors to purchase shares of common stock at no less than market value on the date of grant. Options issued to non-employee directors vest immediately and have a maximum five year term. Options issued to employees vest over a six year period and have a maximum six year term. The following table summarizes option activity:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2002	662,500	$ 6.81
Options granted	60,000	19.60
Options expired	(40,000)	39.88
Options exercised	(40,000)	10.54
Options forfeited	(55,000)	12.99
Options outstanding at December 31, 2003	587,500	5.29

Options granted	1,200,000	20.90
Options forfeited	(20,000)	7.06
Options outstanding at March 31, 2004	1,767,500	4.24

Options exercisable March 31, 2004	95,000	$ 14.78
			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

1,255,000	$17.25 to $20.90	$20.72	5.0

512,500	$3.00 to $10.40	$ 3.45	1.3

1,767,500

The weighted average remaining contractual life of options outstanding at March 31, 2004 is 3.7 years.

Additionally, we have an employee stock purchase plan that allows employees to purchase shares of NHC common stock through payroll deductions. The plan allows employees to terminate participation at any time.

We have adopted the disclosure-only provisions of SFAS 123, as amended. As a result, no compensation cost has been recognized in the consolidated statements of income for our stock-based compensation plans. Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards in 2004 and 2003, consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

	Three Months Ended
	March 31
	2004	2003
	(dollars in thousands,
	except per share amounts)

Net income - as reported	$3,953	$3,423
Net income - pro forma	3,915	3,397

Net earnings per share - as reported
Basic	$ .34	$ .30
Diluted	$ .33	$ .28

Net earnings per share - pro forma
Basic	$ .34	$ .30
Diluted	$ .32	$ .28

The pre-tax weighted average fair value per share of options granted was $5.02 and $-0- for 2004 and 2003, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004 and 2003:

December 31,	2004
Dividend yield	3.96%
Expected volatility	34.0%
Expected lives	6 years
Risk-free interest rate	3.07%

There were no new options granted in the quarter ended March 31,2003.

Note 8. EVENT SUBSEQUENT TO MARCH 31, 2004 - LEASE TERMINATION

On April 1, 2004, we discontinued our operation of an 80-bed long-term health care center located in Dawson Springs, Kentucky. Our lease of the property from NHI was terminated when NHI sold the property to another operator. We sold our inventories, personalty and leasehold improvements at our basis, which was $343,000. The revenues, expenses and net income and cash flows of the center were not material to our operations.

Note 9. EVENT SUBSEQUENT TO MARCH 31, 2004 - QUARTERLY DIVIDENDS

On April 15, 2004, we announced our intention to begin paying quarterly dividends. Our first quarterly dividend of 12.5 cents per share is to shareholders of record on April 30, 2004 and payable on June 10, 2004.

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

Areas of Focus

Accrued Risk Reserves - Our accrued professional liability reserves, workers' compensation reserves and health insurance reserves totaled $48,617,000 at March 31, 2004 and are a primary area of management focus. We have set aside restricted cash to fully fund our professional liability and workers' compensation reserves. The tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary increased these liabilities in 2003 and, depending upon future events, may require additional adjustments in the future. We have in the past and are currently undertaking steps to contain these costs.

As to the risks of fire, we are retrofitting in 2004 all of our owned and leased long-term care centers with fire sprinklers where not already equipped. We estimate the cost of this undertaking will be approximately $11,000,000 and we have spent approximately $1,600,000 in our first quarter. Furthermore, a fire safety consulting firm has been engaged to evaluate and modify, if necessary, our priority safety procedures. In addition, we have started implementing a comprehensive fire safety training program at all of our centers to include, where feasible, local fire departments.

As to exposure for professional liability claims, we are utilizing performance certification criteria for our centers to measure and bring focus to the patient care issues most likely to produce professional liability exposure, including in-house acquired pressure ulcers, significant weight loss and numbers of falls. These programs for certification, which are continuing, have already produced measurable improvements in reducing these incidents. Our experience is that achieving goals in these patient care areas improves both patient and employee satisfaction. Furthermore, we are in the process of identifying and restructuring the ownership or management of our higher risk operations and locations to eliminate NHC liability exposure.

Earnings - We recognize revenues associated with cost report settlements and requests for exceptions to routine cost limitations when the results of final cost report audits are known and when approvals of exception requests are assured. The three-year review period will expire in 2004 for approximately $23,402,000 of routine cost limit exceptions and provisions. These exceptions and provisions will be eliminated from the amounts due to third party payors and will be recorded as revenue in the fourth quarter of 2004 if no further adjustments by third party payers are made, the exceptions request approvals become assured and the results of the final cost report audits are known. However, we will receive no additional cash payments. These revenue amounts relate primarily to cost reports filed for 1997 and 1998 and preliminarily processed by the government intermediaries in 2001.

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

In 2004 we are developing an active hospice program in selected areas through our partnership with the recently formed Caris Healthcare and are also exploring opportunities to expand our home health care services.

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

Professional liability is an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of March 31, 2004, we and/or our managed centers are defendants in 61 such claims inclusive of years 1995 through 2003. In addition, 27 lawsuits have been filed relative to a tragic September 25, 2003 fire at our Nashville LLC skilled nursing subsidiary. This litigation is expected to take several years to complete and additional claims which are as yet unasserted may arise. It is possible that these claims plus unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all providers owned, leased or managed by us. The coverages include both primary policies and umbrella policies. For years 1999 through 2001, we maintain insurance coverage through third party insurance companies. For 2002, we maintain primary coverage through our own insurance company with excess coverage provided by a third party insurance company. For 2003, we maintain both primary and excess coverage through our own insurance subsidiary. In all years, settlements, if any, in excess of insurance policy limits and our own reserves would be expensed by us.

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

SNF Medicare Payments Increase

Effective October 1, 2003, the Center for Medicare and Medicaid Services ("CMS") increased reimbursement for skilled nursing centers for Medicare Part A 3.26% in addition to the annual inflationary increase of 3%. We estimate that these changes increased our revenues by $1,300,000 per quarter. No additional material changes to Medicare reimbursement are expected until CMS refines the current RUG III case -mix methodology.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

Results for the three month period ended March 31, 2004 include a 6.0% increase in net revenues compared to the same period in 2003 and a 15.5% increase in net income. Net patient revenues increased 5.5% compared to the same period last year. We estimate that the October 2003 Medicare rate increases for skilled nursing centers increased our revenues by approximately $1.3 million for the quarter ended March 31, 2004. Medicaid increases and improved census mix also increased patient revenues.

The total census at owned and leased centers for the quarter averaged 93.2% compared to an average of 93.6% for the same quarter a year ago.

Other revenues increased $1.2 million or 10.0% in 2004 from $12.0 million in 2003 to $13.2 million in 2004. The increase is due primarily to increased insurance and accounting and financial services provided to managed centers. During the three months ended March 31, 2004, NHC provided financial and accounting services for 42 facilities as compared to 39 facilities during the three months ended March 31, 2003.

Total costs and expenses for the 2004 first quarter increased $5.8 million or 5.4% to $113.3 million from $107.5 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $4.6 million or 7.5% to $66.0 million from $61.4 million. Other operating expenses increased $1.4 million or 4.3% to $33.5 million for the 2004 period compared to $32.1 million in the 2003 period. Rent expense, depreciation and amortization remained unchanged at $10.4 and $3.1, respectively. Interest costs decreased $.3 million to $.3 million. Increases in salaries, wages and benefits are due primarily to inflationary wage increases. Increases in other operating costs are due to inflationary increases as well as increases in costs of professional liability insurance, workers compensation insurance, and homecare services.

The decrease in interest costs is primarily due to the $17.0 million prepayment of long-term debt in December 2003 and $4.7 million in February 2004..

Liquidity and Capital Resources

Net cash provided by operating activities during the first three months of 2004 totaled $3.8 million compared to $3.2 million provided in the same period last year. Cash provided by operating activities is composed of net income plus depreciation and increases in accrued liabilities and reserves, accounts payable, accrued payroll and deferred income, offset by increases in accounts receivable and decreases in accrued payroll.

Cash flows used in investing activities during the first three months of 2004 totaled $8.1 million compared to $1.4 million used in investing activities in the same period in 2003. Cash used for additions to property and equipment totaled $12.4 million in 2004 compared to $3.8 million in 2003. We have under construction one new center with 160 long-term care beds and 46 assisted living units and a 30 long-term care bed addition to an existing center. In addition, retrofitting of sprinkler systems has begun at five health care centers. Investments in notes receivable were $.3 million in 2004, compared to no cash used last year. Collections of notes receivable generated $4.8 million in 2004 compared to $1.8 million in 2003. Cash used n the purchase of marketable securities totaled $.2 million compared to $.6 million of cash provided by sales of marketable securities in 2003.

Cash used in financing activities totaled $8.6 million in the first three months of 2004 compared to $1.2 million used for the same period in 2003. Cash used for payments of debt totaled $1.7 million and increases in restricted cash totaled $7.0 million in 2004. In the prior year, cash flows used totaled $.5 million for payments on debt and $.7 million for increase in restricted cash. Cash held by trustees is primarily related to professional liability insurance, workers' compensation insurance and health insurance.

At March 31, 2004, our ratio of long-term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 18.1%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2004 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$ 21,922	$ 2,360	$ 5,016	$ 3,713	$ 10,833
Guaranteed debt	6,168	---	5,124	---	1,044
Obligation to complete
construction	4,648	4,648	---	---	---
Obligation to purchase
senior secured notes from
financial institutions	9,372	---	9,372	---	---
Operating leases	136,777	44,644	80,579	11,554	---
Total Contractual Cash
Obligations	$178,887	$51,652	$100,091	$15,267	$11,877

Future cash obligations for interest expense have not been included in the above table. During the quarter ended March 31, 2004, our cash payments for interest were $1,480,000.

As discussed in more detail in the section "Financial Guarantees", the $5,124,000 of guaranteed debt represents the estimated fair value of our obligation under a loan repurchase agreement. The guaranteed debt of $1,044,000 represents our estimated obligation under a loan guarantee to a long-term health care center. As discussed in the section "Debt Guarantees", the $9,372,000 obligation represents our estimated obligation under a written put option related to senior secured notes between National and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP") and certain lending institutions. In addition to the guaranteed debt obligation shown in the table above, we have guaranteed debt obligations of certain other entities totaling approximately $34,516,000. These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity are expected to be adequate to meet these contractual obligations and to finance our operating requirements, growth and development plans.

On April 15, 2004, we announced our intention to begin paying dividends. The NHC Board of Directors has authorized a quarterly dividend of 12.5 cents per common share to shareholders of record on April 30, 2004 and payable on June 10, 2004.

Guarantees and Contingencies

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $31,420,000 at March 31, 2004 and include $19,806,000 of debt of managed and other long-term health care centers and $11,614,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $19,806,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of four long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 0.5% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $11,614,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $18,730,000. Of this obligation, $7,116,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $11,614,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions at that time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at March 31, 2005.

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

As of March 31, 2004, our maximum potential loss related to the aforementioned debt and financial guarantees is $38,296,000, which is the outstanding balance of the guaranteed debt obligations. We have accrued approximately $6,168,000 for potential losses as a result of our guarantees.

Debt Cross Defaults

Our $7,116,000 senior secured notes and our $327,000 senior notes which are included as debt on our balance sheet were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $7,116,000 senior secured notes and our $11,614,000 guarantee described above, and our $327,000 senior notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

New Accounting Pronouncements

In November 2002, the FASB issued FIN 45. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. In connection with a loan purchase obligation agreement executed in 2003, we have recognized a liability of $5,124,000 in 2003 based on the provisions of FIN 45 and the estimated fair value of our obligation under this guarantee.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities. NHC has adopted FIN 46 effective March 31,2004. The implementation of FIN No. 46 has not had a material effect on our financial position, results of operations or cash flows.

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

See the notes to the quarterly financial statement, and "Item 1. Business" as is found in our 2003 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web side at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3. Quantitative and Qualitative Information About Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $15.2 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $15.5 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $54,000. As of March 31, 2004, $16.2 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $10.4 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $28,000.

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

Item 4. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to March 31, 2004.

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
906 Certification of W. Andrew Adams
906 Certification of Donald K. Daniel

(b) Reports on Form 8-K.

Form 8-K filed on April 16, 2004 regarding announcement of payment of quarterly dividend.

Form 8-K filed on April 23, 2004 regarding announcement of appointment of Robert Adams as President of NHC.

Form 8-K filed on April 23, 2004 regarding announcement of appointment of Emil Hassan to NHC's Board of Directors.

Form 8-K filed on May 6, 2004 regarding first quarter earnings announcement.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date May 7, 2004	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date May 7, 2004	/s/ Donald K. Daniel
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

Date: May 7, 2004

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

Date: May 7, 2004

/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q

of National HealthCare Corporation

For The Quarter Ended March 31, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National HealthCare Corporation ("Issuer") for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended March 31, 2004.

This Certification is executed as of May 7, 2004.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National HealthCare Corporation and will be retained by National HealthCare Corporation and furnished to the Securities and Exchange Commission or its staff upon request.