Form 10-Q
period 2004-06-30
NATIONAL HEALTHCARE CORP
filed 2004-08-09
CIK 1047335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For quarter ended June 30, 2004	Commission file number 333-37185

NATIONAL HEALTHCARE CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	52-2057472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
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

11,674,220 shares were outstanding as of July 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 107,262	$ 104,682	$ 213,960	$ 205,846
Other revenues	15,475	11,334	28,721	23,375
Net revenues	122,737	116,016	242,681	229,221

COSTS AND EXPENSES:
Salaries, wages and benefits	66,053	62,496	132,042	123,898
Other operating	34,552	31,707	68,027	63,805
Rent	10,429	10,418	20,918	20,799
Depreciation and amortization	3,380	3,053	6,444	6,108
Interest	290	556	543	1,120
Total costs and expenses	114,704	108,230	227,974	215,730

INCOME BEFORE INCOME TAXES	8,033	7,786	14,707	13,491

INCOME TAX PROVISION	(3,249)	(3,114)	(5,970)	(5,396)

NET INCOME	$ 4,784	$ 4,672	$ 8,737	$ 8,095

EARNINGS PER SHARE:
Basic	$ .41	$ .40	$ .75	$ .70
Diluted	$ .38	$ .39	$ .71	$ .67

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,671,786	11,596,572	11,667,794	11,596,229
Diluted	12,430,394	12,070,071	12,275,863	12,064,052

COMMON DIVIDEND PER SHARE DECLARED	$ .125	$ ---	$ .25	$ ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30	December 31
	2004	2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 54,509	$ 43,899
Restricted cash	76,691	61,489
Marketable securities	51,339	50,039
Accounts receivable, less allowance for
doubtful accounts of $7,393 and $6,751	40,422	40,315
Notes receivable	212	189
Notes receivable from related parties	---	2,857
Inventory at lower of cost (first-in,
first-out method) or market	5,161	5,041
Prepaid expenses and other assets	1,686	967
Total current assets	230,020	204,796

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	219,358	203,133
Less accumulated depreciation and amortization	(113,025)	(106,928)
Net property and equipment:	106,333	96,205

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	70	129
Goodwill	3,033	3,033
Unamortized financing costs, net	338	467
Notes receivable	3,816	4,702
Notes receivable from related parties	10,001	27,509
Deferred income taxes	15,047	14,232
Minority equity investments and other	1,054	1,320
Total other assets	33,359	51,392

	$369,712	$352,393

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2003 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREOWNERS' EQUITY

	June 30	December 31
	2004	2003
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 2,772	$ 2,876
Trade accounts payable	8,836	9,412
Accrued payroll	27,472	30,898
Amounts due to third-party payors	28,449	28,224
Accrued risk reserves	57,110	43,953
Deferred income taxes	3,740	3,932
Other current liabilities	12,737	12,445
Dividends payable	1,459	---
Accrued interest	62	69
Total current liabilities	142,637	131,809

LONG-TERM DEBT, LESS CURRENT PORTION	17,188	19,000
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	1,589	1,727
OTHER NONCURRENT LIABILITIES	17,132	17,132
DEFERRED LEASE CREDIT	5,851	6,245
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	853	812
DEFERRED REVENUE	26,655	24,641
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares
authorized; 11,674,220 and 11,662,805 shares,
respectively, issued and outstanding	116	116
Capital in excess of par value, less notes receivable	73,549	73,413
Retained earnings	67,610	61,791
Unrealized gains on marketable securities	16,532	15,707
Total shareowners' equity	157,807	151,027

	$369,712	$352,393

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2003 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$ 8,737	$ 8,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,315	6,081
Provision for doubtful accounts receivable	642	196
Amortization of intangibles and deferred charges	129	27
Amortization of deferred income	(455)	(299)
Deferred income	1,869	2,085
Equity in earnings of unconsolidated investments	(175)	(177)
Amortization of deferred lease credit	(394)	(399)
Distributions from unconsolidated investments	441	418
Deferred income taxes	(1,560)	(1,461)
Changes in assets and liabilities:
Accounts receivable	(749)	3,035
Inventory	(120)	(201)
Prepaid expenses and other assets	(719)	(285)
Accounts payable	(576)	(60)
Accrued payroll	(3,426)	(3,431)
Amounts due to third party payors	225	(900)
Accrued interest	(7)	(2)
Other current liabilities and accrued reserves	13,449	9,269
Entrance fee deposits	600	1,002
Other non current liabilities	--	74
Net cash provided by operating activities	24,226	23,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(16,443)	(10,830)
Investment in notes receivable	(653)	--
Collection of notes receivable	21,881	1,871
Sales of marketable securities, net	78	220
Net cash provided by (used in) investing activities	4,863	(8,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(15,202)	(3,378)
Proceeds from long-term debt	677	---
Increase in minority interests in subsidiaries	41	44
Decrease in bond reserve funds, mortgage replacement reserves
and other deposits	59	10
Issuance of common shares	120	40
Dividends paid to shareowners	(1,459)	---
Collection of receivables	16	70
Payments on debt	(2,731)	(1,062)
Increase in financing costs	--	(29)
Net cash used in financing activities	(18,479)	(4,305)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,610	10,023
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,899	68,932
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 54,509	$ 78,955
Supplemental Information:
Cash payments for interest expense	$ 550	$ 1,122
Cash payments for income taxes	$ 5,239	$ 5,426

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareowners' Equity
(in thousands, except share amounts)
(unaudited)

			Receivables			Unrealized	Total Share-
	Common Stock		from Sale	Paid in	Retained	Gains	owners'
	Shares	Amount	of Shares	Capital	Earnings	on Securities	Equity

Balance at 12/31/03	11,662,805	$116	$ (16)	$73,429	$61,791	$ 15,707	$151,027

Net income	---	---	---	---	8,737	---	8,737
Unrealized gains on securities (net of tax of $553)	---	---	---	---	--	825	825
Total Comprehensive Income							9,562
Shares sold	11,415	---	---	120	--	---	120
Dividends paid to common shareowners
($.25 per share)	--	--	--	--	(2,918)	--	(2,918)
Collection of receivables	---	---	16	---	--	---	16

Balance at 6/30/04	11,674,220	$116	$ ---	$73,549	$67,610	$ 16,532	$157,807

Balance at 12/31/02	11,593,978	$115	$ (799)	$72,521	$41,839	$ 6,465	$120,141

Net income	---	---	---	---	8,095	---	8,095
Unrealized gains on securities (net of tax of $666)	---	---	---	---	--	2,620	2,620
Total Comprehensive Income							10,715
Shares sold	2,657	1	---	39	--	---	40
Collection of receivables	---	---	70	---	--	---	70

Balance at 6/30/03	11,596,635	$116	$ (729)	$72,560	$49,934	$ 9,085	$130,966

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

Note 2 - OTHER REVENUES

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(in thousands)

Insurance services	$ 5,256	$ 3,714	$ 10,137	$ 7,471
Revenues from management, accounting & financial services	5,562	2,891	9,772	6,867
Guarantee fees	5	54	36	86
Advisory fee from NHI	685	545	1,370	1,078
Advisory fee from NHR	91	118	191	226
Dividends and other realized gains on securities	805	765	1,605	1,553
Equity in earnings of unconsolidated investments	20	152	175	177
Interest income	1,386	1,504	2,705	3,038
Rental income	1,275	1,015	2,030	2,020
Other	390	576	700	859
	$15,475	$11,334	$28,721	$23,375

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

For the six months ended June 30, 2004, we recognized management fees of approximately $2,147,000 and $790,000 from National and NHI, respectively. The management fees recognized from National include $1,070,000 of fees received in 2004, which had been doubtful of collection in prior years. Unrecognized and unpaid management fees from National and NHI total $6,920,000 and $10,664,000, respectively. The receipt of payment of these fees is subject to collectibility issues and negotiations. Consistent with our policy, we will only recognize these unrecognized fees and revenues if and when cash is collected.

Note 3 - GUARANTEES AND CONTINGENCIES

Guarantees and Related Events

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $18,566,000 at June 30, 2004 and include $7,495,000 of debt of managed and other long-term health care centers and $11,071,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $7,495,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of two long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 0.5% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $11,071,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $17,855,000. Of this obligation, $6,784,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $11,071,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions at that time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at March 31, 2005.

Financial Guarantees--

Additionally, we are obligated to purchase a $12,000,000 loan made by a commercial bank to a third party in the event there is a default under the credit agreement. NHC's obligation to repurchase the loan is collateralized by cash in an amount equal to the loan balances. The term of the repurchase obligation coincides with the term of the loan which expires December 31, 2006. NHC's maximum repurchase obligation at December 31, 2003 was $12,000,000. In the event NHC is obligated to repurchase the loan, NHC will hold a first mortgage security on a skilled nursing and assisted living facility and related personalty. Management's estimates of the value of this collateral is $6,876,000. Accordingly, $5,124,000 (the difference between the $12,000,000 repurchase obligation and the $6,876,000 value of the collateral) is included in other noncurrent liabilities in our consolidated financial statements.

We entered into the above-described financial guarantee as a condition to the refinancing of a note receivable previously held by us. The refinancing allowed us to collect our $12,000,000 on the note receivable from the third party.

In addition, we have also recorded a liability in the amount of $1,044,000 related to our guarantee of $3,000,000 of debt of six long-term health care centers in Florida.

As of June 30, 2004, our maximum potential loss related to the aforementioned debt and financial guarantees is $24,734,000, which is the outstanding balance of the guaranteed debt obligations. We have accrued approximately $6,168,000 for potential losses as a result of our guarantees.

Debt Cross Defaults

In May 2004, we repaid our senior notes payable in the approximate amount of $327,000. Our $6,784,000 senior secured notes payable which are included as debt on our balance sheet were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $6,784,000 senior secured notes and our $11,071,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

Note 4 - NOTES RECEIVABLE FROM RELATED PARTIES

Notes receivable from related parties consist of notes receivable from National Health Realty, Inc. ("NHR"), National and the ESOP. The outstanding balance of the notes at December 31, 2003 were $14,924,000, $9,728,000 and $5,714,000 for NHR, National, and the ESOP, respectively. During 2004, the balance of the notes receivable from NHR and the ESOP have been repaid. At June 30, 2004, we have notes receivable from National of approximately $10,001,000.

Note 5 - NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Indebtedness ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. In connection with a loan purchase obligation agreement executed in 2003, we have recognized a liability of $5,124,000 in 2003 based on the provisions of FIN 45 and the estimated fair value of our obligation under this guarantee.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entities. NHC has adopted FIN 46 effective March 31, 2004. The Company is not the primary beneficiary of any variable interest entity and, therefore, has not consolidated any additional entities as the result of adoption of FIN 46. The Company guarantees $10,389,000 of annual lease payments (through 2007) of 13 individual entities that operate 13 long-term health care facilities in Florida. The 13 individual entities, which lease the facilities from NHI and NHR, are each variable interest entities. The Company has also extended a working capital loan (outstanding balance of $780,000 at June 30, 2004) and has a 50% equity interest in a hospice company formed in 2003, which hospice company is also a variable interest entity. The Company is not the primary beneficiary of any of these variable interest entities. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is the guaranteed lease payments through 2007 and the outstanding balance of the working capital loan to the hospice company.

Note 6 - LEGAL PROCEEDINGS AND INSURANCE

Nationwide, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of June 30, 2004, we and/or our managed centers are currently defendants in 56 such claims covering the years 1995 through June 30, 2004. 22 of these cases are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. In addition, 31 suits are currently pending in relation to the September 25, 2003 fire discussed below.

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

The fire produced extensive media coverage, specifically focused on the fact that health care centers, including hospitals, constructed prior to 1994 are not required by Tennessee law or regulations to be fully sprinkled if constructed with fire resistant materials. We have announced that irrespective of code standards, we will commence a process of fully sprinkling all facilities operated by NHC that are not already fully sprinkled. We have created through our National Health Foundation (a qualified 501(c)(3) charity) a patient and family relief fund, which is being administered separately from other funds of the Foundation by families of Nashville patients. The prayers and best wishes of the NHC family partners have gone forth to all patients and families affected by this fire. We are proactively seeking to resolve any questions and/or losses with our patients and their families, and will continue to do so until all matters are resolved. There are 31 lawsuits currently pending. The cases have been consolidated in the Third Circuit Court for Davidson County, Tennessee. Discovery is ongoing. The Company plans to vigorously defend against the allegations in these lawsuits and seek settlements with residents and their families.

Additionally, in connection with the fire, we have incurred losses and costs associated with physical damage to the health care center and interruption of business, as we have closed the center for an indefinite period of time. For the quarter and six months ended June 30, 2004, we have received or accrued $528,000 and $853,000, respectively, of insurance recoveries from third-party insurance carriers. These insurance recoveries have reduced our losses and costs and were included in other operating expenses in the 2004 consolidated statement of income.

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

Note 7 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Basic:
Weighted average common shares	11,671,786	11,596,572	11,667,794	11,596,229
Net income	$ 4,784,000	$ 4,672,000	$ 8,737,000	$ 8,095,000
Earnings per common share, basic	$ .41	$ .40	$ .75	$ .70

Diluted:
Weighted average common shares	11,671,786	11,596,572	11,667,794	11,596,229
Options	758,608	473,499	608,069	467,823
Assumed average common shares outstanding	12,430,394	12,070,071	12,275,863	12,064,052

Net income	$ 4,784,000	$ 4,672,000	$ 8,737,000	$ 8,095,000
Earnings per common share, diluted	$ .38	$ .39	$ .71	$ .67

Note 8 - STOCK OPTION PLANS

We have incentive option plans that provide for the granting of options to key employees and directors to purchase shares of common stock at no less than market value on the date of grant. Options issued to non-employee directors vest immediately and have a maximum five year term. Options issued to employees in 2000 vest over a six year period and have a maximum six year term. Options issued to employees in 2004 vest over a five year period and have a maximum five year term. The following table summarizes option activity:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2002	662,500	$ 6.81
Options granted	60,000	19.60
Options expired	(40,000)	39.88
Options exercised	(40,000)	10.54
Options forfeited	(55,000)	12.99
Options outstanding at December 31, 2003	587,500	5.29

Options granted	1,298,000	21.18
Options forfeited	(20,000)	7.06
Options exercised	(10,000)	9.38
Options outstanding at June 30, 2004	1,855,000	16.29

Options exercisable June 30, 2004	145,000	$ 20.21

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

1,353,000	$17.25 to $27.01	$21.10	4.7

502,500	$3.00 to $10.40	$ 3.33	2.3

1,855,000

The weighted average remaining contractual life of options outstanding at June 30, 2004 is 4.1 years.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)

Net income - as reported	$4,784	$4,672	$8,737	$8,095
Net income - pro forma	4,316	4,369	8,229	7,796

Net earnings per share - as reported
Basic	$ .41	$ .40	$ .75	$ .70
Diluted	$ .38	$ .39	$ .71	$ .67

Net earnings per share - pro forma
Basic	$ .37	$ .38	$ .71	$ .67
Diluted	$ .35	$ .36	$ .67	$ .65

The pre-tax weighted average fair value per share of options granted was $14.74 and $7.47 for 2004 and 2003, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004 and 2003:

December 31,	2004	2003
Dividend yield	3.96%	0%
Expected volatility	34.0%	34.0%
Expected lives	5 years	5 years
Risk-free interest rate	3.07%	3.00%

Note 9 - LEASE TERMINATION

On April 1, 2004, we discontinued our operation of an 80-bed long-term health care center located in Dawson Springs, Kentucky. Our lease of the property from NHI was terminated when NHI sold the property to another operator. We sold our inventories, personalty and leasehold improvements at our basis, which was $343,000. The revenues, expenses and net income and cash flows of the center are not material to our operations.

Note 10 - EVENT SUBSEQUENT TO THE BALANCE SHEET DATE

On July 30, 2004, a third party refinanced approximately $12,000,000 of debt which we had guaranteed. Our guarantee was in the form of an obligation to purchase a $12,000,000 loan made by a commercial bank in the event there was a default under the credit agreement. Our obligation to repurchase the loan had been collateralized by cash in an amount equal to the loan balance, which amount was included in restricted cash on our balance sheet at June 30, 2004.

The refinancing was accomplished by the sale of tax exempt bonds which NHC purchased. We believe that our risks related to this transaction are unchanged by these subsequent events, and therefore we do not expect to currently recognize any additional gains or losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National HealthCare Corporation ("NHC" or the "Company") is a leading provider of long-term health care services. We operate or manage 74 long-term health care centers with 9,208 beds in 10 states and provide other services in two additional states. These operations are actually provided by separately funded and maintained subsidiaries. We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers. In addition, we provide management and accounting services to owners of long-term health care centers and advisory services to National Health Investors, Inc. ("NHI") and National Health Realty, Inc., ("NHR").

Areas of Focus

Accrued Risk Reserves - Our accrued professional liability reserves, workers' compensation reserves and health insurance reserves totaled $57,110,000 at June 30, 2004 and are a primary area of management focus. We have set aside restricted cash to fully fund our professional liability and workers' compensation reserves. The tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary increased these liabilities in 2003 and, depending upon future events, may require additional adjustments in the future. We have in the past and are currently undertaking steps to contain these costs.

As to the risks of fire, we are retrofitting in 2004 and 2005 all of our owned and leased long-term care centers with fire sprinklers where not already equipped. We estimate the cost of this undertaking will be approximately $11,000,000 and we have incurred costs of approximately $4,417,000 in the first six months of this year. Furthermore, a fire safety consulting firm has been engaged to evaluate and modify, if necessary, our priority safety procedures. In addition, we are implementing a comprehensive fire safety training program at all of our centers to include, where feasible, local fire departments.

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

In May 2004, we completed construction and opened a new health care center in Franklin, Tennessee, which has 160 long-term care beds (47 of these beds came from an existing facility) and 46 assisted living units. We expect to complete the construction of a 30 long-term care bed addition in Murfreesboro, Tennessee during the third quarter of 2004. During 2004 we will apply for Certificates of Need for additional beds in our own markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers.

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

Professional liability is an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of June 30, 2004, we and/or our managed centers are defendants in 56 such claims inclusive of years 1995 through June 30, 2004. In addition, 31 lawsuits have been filed relative to a tragic September 25, 2003 fire at our Nashville LLC skilled nursing subsidiary. This litigation is expected to take several years to complete and additional claims which are as yet unasserted may arise. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all providers owned, leased or managed by us. The coverages include both primary policies and umbrella policies. For years 1999 through 2001, we maintain insurance coverage through third party insurance companies. For 2002, we maintain primary coverage through our own insurance company with excess coverage provided by a third party insurance company. For 2003, we maintain both primary and excess coverage through our own insurance subsidiary. In all years, settlements, if any, in excess of insurance policy limits and our own reserves would be expensed by us. In 2004, coverage remains the same except for the aggregate primary policy limit which was increased from $11,000,000 to $12,000,000.

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

Guarantees - We guaranteed the debt of managed and other long-term health care centers ($7,495,000) and the debt of National and the ESOP ($11,071,000). We are also obligated to purchase a loan made by a commercial bank in the event of a default by the borrower ($12,000,000). We recorded a liability in the amount of $1,044,000 related to our guarantee of $3,000,000 of debt of six long-term health care centers in Florida and $5,124,000 for our potential liability to purchase the $12,000,000 bank loan. We recorded these liabilities based upon our estimate of the value of the underlying collateral of the loans. It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period.

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

Medicare and Medicaid Program Reimbursement Changes

Effective October 1, 2003, the Center for Medicare and Medicaid Services ("CMS") increased reimbursement for skilled nursing centers for Medicare Part A 3.26% in addition to the annual inflationary increase of 3%. We estimate that these changes increased our revenues by $1,300,000 per quarter since the changes.

Effective April 1, 2004, the Centers for Medicare and Medicaid Services ("CMS") issued changes to the standardized rate for rural and non-rural areas for homecare services. Rural area rates increased 5%, while non-rural areas experienced a slight decrease of .8%. The overall effect amounts to an increase of 2%. We estimate this change will increase our revenues by approximately $225,000 per quarter since the change.

Future rate increases for both Medicare and Medicaid were recently announced. Effective October 1, 2004, the Centers for Medicare and Medicaid Services ("CMS") issued the annual market basket (inflationary) increase of 2.8% for skilled nursing facilities reimbursement of Medicare Part A. We estimate the annual update will increase Medicare Part A revenues by $625,000 per quarter.

As to Medicaid, effective July 1, 2004, Tennessee, Missouri, Virginia, and Kentucky announced per diem rate increases. We estimate the increased revenues for our centers to be $1,800,000 per quarter. Kentucky and Missouri will also incur increased provider taxes; however revenues will out pace taxes substantially.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

Results for the three month period ended June 30, 2004 include a 5.8% increase in net revenues compared to the same period in 2003 and a 2.4% increase in net income.

Pretax earnings for the quarter were negatively impacted by $955,000 of start-up costs for NHC Place at Cool Springs, our new facility located in Franklin, Tennessee, and by increased workers compensation costs of $1,491,000 based on actuary reports for workers compensation insurance. Earnings for the quarter were increased by the collection of management fees of $1,070,000, which had been doubtful of collection in prior years. Were it not for these events, pretax and after-tax earnings for the quarter would have increased approximately 20% over the prior year.

Net patient revenues increased 2.5% compared to the same period last year. We estimate that the October 2003 Medicare rate increases for skilled nursing centers increased our revenues by approximately $1.3 million for the quarter ended June 30, 2004. Medicaid increases and improved census mix also increased patient revenues. Our newly opened Cool Springs health care and assisted living center in Franklin, Tennessee, net of revenues from beds closed elsewhere, added approximately $306,000 to net patient revenues.

The total census at owned and leased centers for the quarter averaged 93.7% compared to an average of 94.0% for the same quarter a year ago.

Other revenues increased $4.1 million or 36.5% in 2004 from $11.3 million in 2003 to $15.5 million in 2004. The increase is due primarily to increased insurance and accounting and financial services provided to managed centers. The increase in accounting and financial services fees is due primarily to the recognition in 2004 of $2.1 million in management fees from National which included $1.1 million of fees received in the current quarter but which had been doubtful of collection in prior years. During the three months ended June 30, 2004, NHC provided financial and accounting services for 41 facilities as compared to 39 facilities during the three months ended June 30, 2003.

Total costs and expenses for the 2004 first quarter increased $6.5 million or 6.0% to $114.7 million from $108.2 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $3.6 million or 5.7% to $66.0 million from $62.5 million. Other operating expenses increased $2.8 million or 9.0% to $34.5 million for the 2004 period compared to $31.7 million in the 2003 period. Rent expense remained unchanged at $10.4. Depreciation and amortization increased $.3 million or 10.1% to $3.4 million from $3.1 million. Interest costs decreased $.3 million to $.3 million. Increases in salaries, wages and benefits are due to inflationary wage increases and to increased workers compensation claims accrued. Increases in other operating costs are due to inflationary increases as well as increases in costs of workers compensation insurance administrative costs and homecare services. In addition, salaries, wages and benefits and other operating expenses are increased due to the opening of our 160 long-term care beds and 46 assisted living units in May 2004.

The decrease in interest costs is primarily due to the $17.0 million prepayment of long-term debt in December 2003, $4.7 million in February 2004 and $.3 million in May 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

Results for the six month period ended June 30, 2004 include a 5.9% increase in net revenues compared to the same period in 2003 and a 7.9% increase in net income.

Pretax earnings for the six months were negatively impacted by $955,000 of start-up costs for NHC Place at Cool Springs, our new facility located in Franklin, Tennessee, and by increased workers compensation costs of $3,239,000 based on actuary reports for workers compensation insurance. Earnings for the six months were increased by the collection of management fees of $1,070,000, which had been doubtful of collection in prior years. Were it not for these events, pretax and after-tax earnings for the six months would have increased approximately 32% over the prior year.

Net patient revenues increased 3.9% compared to the same period last year. We estimate that the October 2003 Medicare rate increases for skilled nursing centers increased our revenues by approximately $2.6 million for the six months ended June 30, 2004. Medicaid increases and improved census mix also increased patient revenues.

The total census at owned and leased centers for the quarter averaged 94.0% compared to an average of 93.8% for the same period a year ago.

Other revenues increased $5.3 million or 22.9% in 2004 from $23.4 million in 2003 to $28.7 million in 2004. The increase is due primarily to increased insurance and accounting and financial services provided to managed centers. The increase in accounting and financial services fees is due primarily to the recognition in 2004 of $2.1 million management fees from National which included $1.1 million of fees received in 2004 but which had been doubtful of collection in prior years. During the six months ended June 30, 2004, NHC provided financial and accounting services for 41 facilities as compared to 39 facilities during the six months ended June 30, 2003.

Total costs and expenses for the 2004 six months increased $12.2 million or 5.7% to $228.0 million from $215.7 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $8.1 million or 6.6% to $132.0 million from $123.9 million. Other operating expenses increased $4.2 million or 6.6% to $68.0 million for the 2004 period compared to $63.8 million in the 2003 period. Rent expense and depreciation and amortization increased $.1 million and $.3 million, respectively. Interest costs decreased $.6 million to $.5 million. Increases in salaries, wages and benefits are due to inflationary wage increases and to increased workers compensation claims accrued. Increases in other operating costs are due to inflationary increases as well as increases in costs of workers compensation insurance administrative costs and homecare services. In addition, salaries, wages and benefits and other operating expenses are increased due to the opening of 160 long-term care beds and 46 assisted living units in May 2004.

The decrease in interest costs is primarily due to the $17.0 million prepayment of long-term debt in December 2003 and $4.7 million in February 2004 and $.3 million in May 2004.

Liquidity and Capital Resources

Net cash provided by operating activities during the first six months of 2004 totaled $24.2 million compared to $23.1 million provided in the same period last year. Cash provided by operating activities is composed of net income plus depreciation and increases in accrued liabilities and reserves and deferred income, offset by increases in accounts receivable and decreases in accrued payroll.

Cash flows provided by investing activities during the first six months of 2004 totaled $4.9 million compared to $8.7 million used in investing activities in the same period in 2003. Cash used for additions to property and equipment totaled $16.4 million in 2004 compared to $10.8 million in 2003. In May 2004 we completed construction of one new center with 160 long-term care beds and 46 assisted living units and we have under construction a 30 long-term care bed addition to an existing center. In addition, retrofitting of sprinkler systems has begun at five health care centers. Investments in notes receivable were $.7 million in 2004, compared to no cash used last year. Collections of notes receivable generated $21.9 million in 2004 compared to $1.9 million in 2003. The $22.9 million of notes receivable collected includes $14.9 million from NHR and $6.9 of our ESOP notes receivable. Cash provided by sales of marketable securities totaled $.1 million compared to $.2 million of cash provided by sales of marketable securities in 2003.

Cash used in financing activities totaled $18.5 million in the first six months of 2004 compared to $4.3 million used for the same period in 2003. Cash used for payments of debt totaled $2.7 million, dividend payments to shareowners totaled $1.5 million, and increases in restricted cash totaled $15.2 million in 2004. Increases in restricted cash are primarily for professional liability and workers compensation liability insurance. In the prior year, cash flows used totaled $1.1 million for payments on debt, no payments of dividends and $3.4 million for increase in restricted cash. Cash held by trustees is primarily related to professional liability insurance, workers' compensation insurance and health insurance.

At June 30, 2004, our ratio of long-term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 9.2%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2004 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$ 21,549	$ 2,772	$ 5,224	$ 2,993	$10,560
Guaranteed debt	6,168	---	5,124	---	1,044
Obligation to complete
construction	2,188	2,188	---	---	---
Obligation to purchase
senior secured notes from
financial institutions	9,372	---	9,372	---	---
Operating leases	125,192	44,581	72,908	7,703	---
Total Contractual Cash
Obligations	$164,469	$49,541	$92,628	$10,696	$11,604

Future cash obligations for interest expense have not been included in the above table. During the six months ended June 30, 2004, our cash payments for interest were $550,000.

As discussed in more detail in the section "Financial Guarantees", the $5,124,000 of guaranteed debt represents the estimated fair value of our obligation under a loan repurchase agreement. The guaranteed debt of $1,044,000 represents our estimated obligation under a loan guarantee to a long-term health care center. As discussed in the section "Debt Guarantees", the $9,372,000 obligation represents our estimated obligation under a written put option related to senior secured notes between National and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP") and certain lending institutions. In addition to the guaranteed debt obligation shown in the table above, we have guaranteed debt obligations of certain other entities totaling approximately $18,566,000. These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity are expected to be adequate to meet these contractual obligations and to finance our operating requirements, growth and development plans.

On April 15, 2004, we announced our intention to begin paying dividends. The NHC Board of Directors has authorized a quarterly dividend of 12.5 cents per common share to shareholders of record on June 30, 2004 and payable on September 10, 2004.

Guarantees and Contingencies

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $18,566,000 at June 30, 2004 and include $7,495,000 of debt of managed and other long-term health care centers and $11,071,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $7,495,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of two long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 0.5% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $11,071,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $17,855,000. Of this obligation, $6,784,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $11,071,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on June 30, 2005. Upon exercise of this put option by the lending institutions at that time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at June 30, 2005.

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

As of June 30, 2004, our maximum potential loss related to the aforementioned debt and financial guarantees is $24,734,000, which is the outstanding balance of the guaranteed debt obligations. We have accrued approximately $6,168,000 for potential losses as a result of our guarantees.

Debt Cross Defaults

In May 2004, we repaid our senior notes payable in the approximate amount of $327,000. Our $6,784,000 senior secured notes which are included as debt on our balance sheet were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $6,784,000 senior secured notes and our $11,071,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Indebtedness" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. In connection with a loan purchase obligation agreement executed in 2003, we have recognized a liability of $5,124,000 in 2003 based on the provisions of FIN 45 and the estimated fair value of our obligation under this guarantee.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

*     national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

*     the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

*     changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

*     liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see "Note 5: Legal Proceedings);

*     the ability of third parties for whom we have guaranteed debt to refinance certain short term debt obligations;

*     the ability to attract and retain qualified personnel;

*     the availability and terms of capital to fund acquisitions and capital improvements;

*     the competitive environment in which we operate;

*     the ability to maintain and increase census levels; and

*     demographic changes.

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

Item 3. Quantitative and Qualitative Information About Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $13.0 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $1.0 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $6,000. As of June 30, 2004, $11.6 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $9.9 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $28,000.

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

Item 4. Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to June 30, 2004.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 5 of this Form 10-Q.

Item 2.     Changes in Securities. Not applicable

Item 3.     Defaults Upon Senior Securities. None

Item 4.     Submission of Matters to Vote of Security Holders.

(a)     The annual meeting of the shareholders was held on April 20, 2004.

(b)     Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Re-election of Lawrence C. Tucker and Richard F. LaRoche, Jr. to serve as directors for terms of three years or until their successors have been fully elected and qualified and the election of J. Paul Abernathy, M.D. to fill the unexpired term of Dr. Olin O. Williams who unexpectedly passed away in May 2003.

		Withholding
Nominee	Voting For	Authority	Percent For

Richard F. LaRoche, Jr.	9,984,365	653,460	95.1
Lawrence C. Tucker	10,493,040	144,785	99.9
J. Paul Abernathy, M.D.	10,328,134	144,963	99.9

PROPOSAL NO. 2: To ratify the Audit Committee's selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2004.

Voting For	Voting Against	Abstaining	Percent For

10,626,929	2,464	8,432	91.2

Item 5.     Other Information. None

Item 6.     Exhibits and Reports on Form 8-K.

(a)     List of exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications
302 Certification of W. Andrew Adams
302 Certification of Donald K. Daniel

99	Additional Exhibits
906 Certification of W. Andrew Adams
906 Certification of Donald K. Daniel

(b)     Reports on Form 8-K.

Form 8-K filed on June 9, 2004 regarding the opening of NHC Place at Cool Springs.

Form 8-K filed on June 15, 2004 regarding announcement of payment of quarterly dividend.

Form 8-K filed on June 16, 2004 regarding resignation of Ernst & Young LLP as NHC's certifying accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date August 9, 2004	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date August 9, 2004	/s/ Donald K. Daniel
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

Date: August 9, 2004

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

Date: August 9, 2004

/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q

of National HealthCare Corporation

For The Quarter Ended June 30, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National HealthCare Corporation ("Issuer") for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended June 30, 2004.

This Certification is executed as of August 9, 2004.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National HealthCare Corporation and will be retained by National HealthCare Corporation and furnished to the Securities and Exchange Commission or its staff upon request.