Form 10-Q
period 2004-09-30
NATIONAL HEALTHCARE CORP
filed 2004-11-05
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ____________

Commission file number 333-37185

NATIONAL HEALTHCARE CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	52-2057472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

100 Vine Street
Murfreesboro, TN 37130
(Address of principal executive offices)
(Zip Code)

(615) 890-2020
Registrant's telephone number, including area code

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange
Act of 1934 during the preceding 12 months.

Yes x	No

(2) Has been subject to such filing requirements for the past 90 days.

Yes x	No

Indicate by check mark whether the registrant is an accelerated filer. Yes x No

11,674,320 shares were outstanding as of October 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 112,235	$ 105,928	$ 326,195	$ 311,774
Other revenues	15,881	13,158	44,602	36,533
Net revenues	128,116	119,086	370,797	348,307

COSTS AND EXPENSES:
Salaries, wages and benefits	68,007	64,801	200,049	188,699
Other operating	35,426	31,541	103,453	95,346
Rent	9,827	10,418	30,745	31,217
Depreciation and amortization	3,624	3,116	10,068	9,224
Interest	379	512	922	1,632
Total costs and expenses	117,263	110,388	345,237	326,118

INCOME BEFORE INCOME TAXES	10,853	8,698	25,560	22,189

INCOME TAX PROVISION	(4,395)	(3,404)	(10,365)	(8,800)

NET INCOME	$ 6,458	$ 5,294	$ 15,195	$ 13,389

EARNINGS PER SHARE:
Basic	$ .55	$ .46	$ 1.30	$ 1.15
Diluted	$ .52	$ .44	$ 1.23	$ 1.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,674,212	11,617,284	11,669,955	11,604,324
Diluted	12,432,498	12,058,725	12,325,124	12,062,353

COMMON DIVIDEND PER SHARE DECLARED	$ .125	$ ---	$ .375	$ ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30	December 31
	2004	2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 58,585	$ 43,969
Restricted cash	56,501	61,419
Marketable securities	54,646	50,039
Accounts receivable, less allowance for
doubtful accounts of $7,638 and $6,751	53,113	40,315
Notes receivable	212	189
Notes receivable from related parties	---	2,857
Inventory at lower of cost (first-in,
first-out method) or market	5,309	5,041
Prepaid expenses and other assets	1,140	967
Total current assets	229,506	204,796

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	224,600	203,133
Less accumulated depreciation and amortization	(116,758)	(106,928)
Net property and equipment:	107,842	96,205

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	105	129
Goodwill	3,033	3,033
Unamortized financing costs, net	343	467
Notes receivable	11,805	4,702
Notes receivable from related parties	10,002	27,509
Deferred income taxes	15,834	14,232
Minority equity investments and other	1,117	1,320
Total other assets	42,239	51,392

	$379,587	$352,393

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2003 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREOWNERS' EQUITY

	September 30	December 31
	2004	2003
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 2,294	$ 2,876
Trade accounts payable	9,964	9,412
Accrued payroll	35,117	30,898
Amounts due to third-party payors	28,548	28,224
Accrued risk reserves	52,447	43,953
Deferred income taxes	5,267	3,932
Other current liabilities	16,594	12,445
Dividends payable	1,459	---
Accrued interest	280	69
Total current liabilities	151,970	131,809

LONG-TERM DEBT, LESS CURRENT PORTION	16,541	19,000
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	1,484	1,727
OTHER NONCURRENT LIABILITIES	12,163	17,132
DEFERRED LEASE CREDIT	5,652	6,245
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	909	812
DEFERRED REVENUE	26,254	24,641
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREOWNERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	---	---
Common stock, $.01 par value; 30,000,000 shares
authorized; 11,674,320 and 11,662,805 shares,
respectively, issued and outstanding	116	116
Capital in excess of par value, less notes receivable	73,552	73,413
Retained earnings	72,608	61,791
Unrealized gains on marketable securities	18,338	15,707
Total shareowners' equity	164,614	151,027

	$379,587	$352,393

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2003 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$ 15,195	$13,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,830	9,154
Provision for doubtful accounts receivable	887	478
Amortization of intangibles and deferred charges	124	63
Amortization of deferred income	(473)	(384)
Deferred income	934	950
Equity in earnings of unconsolidated investments	(238)	(262)
Amortization of deferred lease credit	(593)	(599)
Deferred income taxes	(2,024)	(1,886)
Changes in assets and liabilities:
Accounts receivable	(13,685)	(1,744)
Inventory	(268)	(15)
Prepaid expenses and other assets	(178)	(41)
Accounts payable	552	1,354
Accrued payroll	4,219	1,341
Amounts due to third party payors	324	(645)
Accrued interest	211	152
Other current liabilities and accrued reserves	12,643	15,119
Entrance fee deposits	1,152	1,608
Other non current liabilities	(4,969)	74
Net cash provided by operating activities	23,643	38,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(21,467)	(17,638)
Investment in notes receivable	(8,644)	(45)
Collection of notes receivable	21,882	1,959
Sales of marketable securities, net	(219)	472
Distributions from unconsolidated investments	446	447
Net cash used in investing activities	(8,002)	(14,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	4,918	(13,796)
Increase in minority interests in subsidiaries	97	102
(Increase) decrease in bond reserve funds, mortgage replacement reserves
and other deposits	24	(90)
Issuance of common shares	123	188
Dividends paid to shareowners	(2,919)	--
Collection of receivables	16	351
Payments on debt	(3,284)	(3,027)
Increase in financing costs	--	(167)
Net cash used in financing activities	(1,025)	(16,439)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,616	6,862
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,969	50,492
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 58,585	$ 57,354
Supplemental Information:
Cash payments for interest expense	$ 711	$ 1,480
Cash payments for income taxes	$ 8,520	$ 8,139

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareowners' Equity
(in thousands, except share amounts)
(unaudited)

			Receivables			Unrealized	Total Share-
	Common Stock		from Sale	Paid in	Retained	Gains	owners'
	Shares	Amount	of Shares	Capital	Earnings	on Securities	Equity

Balance at 12/31/02	11,593,978	$115	$ (799)	$72,521	$41,839	$ 6,465	$120,141

Net income	---	---	---	---	13,389	---	13,389
Unrealized gains on securities (net of tax of $666)	---	---	---	---	--	2,405	2,405
Total Comprehensive Income							15,794
Shares sold	30,007	1	---	187	--	---	188
Collection of receivables	---	---	351	---	--	---	351

Balance at 9/30/03	11,623,985	$116	$ (448)	$72,708	$55,228	$ 8,870	$136,474

Balance at 12/31/03	11,662,805	$116	$ (16)	$73,429	$61,791	$ 15,707	$151,027

Net income	---	---	---	---	15,195	---	15,195
Unrealized gains on securities (net of tax of $1,757)	---	---	---	---	--	2,631	2,631
Total Comprehensive Income							17,826
Shares sold	11,515	---	---	123	--	---	123
Dividends paid to common shareowners
($.375 per share)	--	--	--	--	(4,378)	--	(4,378)
Collection of receivables	---	---	16	---	--	---	16

Balance at 9/30/04	11,674,320	$116	$ ---	$73,552	$72,608	$ 18,338	$164,614

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

Note 2 - OTHER REVENUES

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(in thousands)

Insurance services	$ 5,063	$ 5,612	$ 15,200	$13,083
Revenues from management, accounting & financial services	5,576	3,220	15,662	10,086
Guarantee fees	--	26	36	113
Advisory fee from NHI	685	545	2,055	1,623
Advisory fee from NHR	91	118	282	344
Dividends and other realized gains on securities	807	761	2,411	2,314
Equity in earnings of unconsolidated investments	63	85	238	262
Interest income	2,232	1,498	4,624	4,536
Rental income	1,012	1,015	3,042	3,035
Other	352	278	1,052	1,137
	$15,881	$13,158	$44,602	$36,533

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

For the nine months ended September 30, 2004, we recognized management fees of approximately $2,326,000 and $4,620,034 from National and NHI, respectively. The management fees recognized from National and NHI include $2,159,000 and $1,494,000, respectively, of fees received in 2004, which had been doubtful of collection in prior years. Unrecognized and unpaid management fees from National and NHI total $7,456,000 and $10,870,000, respectively. The receipt of payment of these fees is subject to collectibility issues and negotiations. Consistent with our policy, we will only recognize these unrecognized fees and revenues if and when cash is collected.

Note 3 - GUARANTEES AND CONTINGENCIES

Guarantees and Related Events

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $18,012,000 at September 30, 2004 and include $7,495,000 of debt of managed and other long-term health care centers and $10,517,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $7,495,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of two long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 0.5% to 2.0% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $10,517,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $16,961,000. Of this obligation, $6,444,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $10,517,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions at that time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at March 31, 2005.

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

As of September 30, 2004, we have accrued approximately $7,376,000 for potential loses as a result of our purchase of the tax exempt bonds.

We have recorded a liability in the amount of $1,044,000 related to our guarantee of $3,000,000 of debt of six long-term health care centers in Florida.

As of September 30, 2004, our maximum potential loss related to the aforementioned debt is $1,044,000, which is the outstanding balance of our guarantee. We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.

Debt Cross Defaults

In May 2004, we repaid our senior notes payable in the approximate amount of $327,000. Our $6,444,000 senior secured notes payable which are included as debt on our balance sheet were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $6,444,000 senior secured notes and our $10,517,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

Note 4 - NOTES RECEIVABLE FROM RELATED PARTIES

Notes receivable from related parties consist of notes receivable from National Health Realty, Inc. ("NHR"), National and the ESOP. The outstanding balance of the notes at December 31, 2003 were $14,924,000, $9,728,000 and $5,714,000 for NHR, National, and the ESOP, respectively. During 2004, the balance of the notes receivable from NHR and the ESOP have been repaid. At September 30, 2004, we have notes receivable from National of approximately $10,002,000.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entities. NHC has adopted FIN 46 effective March 31, 2004. The Company is not the primary beneficiary of any variable interest entity and, therefore, has not consolidated any additional entities as the result of adoption of FIN 46. The Company guarantees $10,389,000 of annual lease payments (through 2007) of 13 individual entities that operate 13 long-term health care facilities in Florida. The 13 individual entities, which lease the facilities from NHI and NHR, are each variable interest entities. The Company has also extended a working capital loan (outstanding balance of $1,145,000 at September 30, 2004) and has a 50% equity interest in a hospice company formed in 2003, which hospice company is also a variable interest entity. The Company is not the primary beneficiary of any of these variable interest entities. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is the guaranteed lease payments through 2007 and the outstanding balance of the working capital loan to the hospice company.

Note 6 - LEGAL PROCEEDINGS AND INSURANCE

Nationwide, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of September 30, 2004, we and/or our managed centers are currently defendants in 50 such claims covering the years 1995 through September 30, 2004. Eighteen of these cases are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. In addition, four suits are currently pending in relation to the September 25, 2003 fire discussed below.

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

Our coverages for all years include both primary policies and umbrella policies. For years 1999 through 2001, the policies contain a per incident deductible. For the period October 2000 through December 2001 there is no aggregate limit on our potential deductible obligations. In 2002, the deductibles were eliminated and first dollar coverage is provided through the wholly-owned liability insurance company, while the excess coverage is provided by a third party insuror.

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

The fire produced extensive media coverage, specifically focused on the fact that health care centers, including hospitals, constructed prior to 1994 are not required by Tennessee law or regulations to be fully sprinkled if constructed with fire resistant materials. We have announced that irrespective of code standards, we will commence a process of fully sprinkling all facilities operated by NHC that are not already fully sprinkled. We estimate the cost of this undertaking to be approximately $11,000,000. We have created through our National Health Foundation (a qualified 501(c)(3) charity) a patient and family relief fund, which is being administered separately from other funds of the Foundation by families of Nashville patients. The prayers and best wishes of the NHC family partners have gone forth to all patients and families affected by this fire. We are proactively seeking to resolve any questions and/or losses with our patients and their families, and will continue to do so until all matters are resolved.

We have settled 28 of the 32 lawsuits filed against the company as a result of the fire. There are four lawsuits currently pending which have been consolidated in the Third Circuit Court for Davidson County, Tennessee. No additional lawsuits are expected related to this event. Discovery is ongoing. The Company plans to vigorously defend against the allegations in these lawsuits and seek settlements with residents and their families.

Additionally, in connection with the fire, we have incurred losses and costs associated with physical damage to the health care center and interruption of business, as we have closed the center for an indefinite period of time. For the quarter and nine months ended September 30, 2004, we have received or accrued $189,000 and $1,465,000, respectively, of insurance recoveries from third-party insurance carriers. These insurance recoveries have reduced our losses and costs and were included in other operating expenses in the 2004 consolidated statement of income.

The building involved in the fire was leased by one of our limited liability company subsidiaries from NHI.

The lease was terminated during the third quarter of 2004, effective January 31, 2004. A provision of the lease allowed that if substantial damage occurred during the lease term, we could terminate the lease with respect to the damaged property. Under the lease, NHC will have no obligation to repair the property and NHI will receive the entire insurance proceeds related to the building damage. We are obligated to continue to indemnify and hold harmless NHI from any and all demands arising from our use of the property. NHI retains the right to license the beds under the lease termination. NHC currently expects to utilize the bed license for 124 beds formerly associated with the Nashville center.

Consistent with the provisions of SFAS 5, we have accrued for probable and estimatible losses related to the Nashville fire and have included our estimates of these losses in accrued risk reserves in the consolidated balance sheet. It is possible that claims against us related to the Nashville fire could exceed our estimates, which could have a material adverse effect on our results of operations and cash flows.

Note 7 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Basic:
Weighted average common shares	11,674,212	11,617,284	11,669,955	11,603,324
Net income	$ 6,458,000	$ 5,294,000	$15,195,000	$13,389,000
Earnings per common share, basic	$ .55	$ .46	$ 1.30	$ 1.15

Diluted:
Weighted average common shares	11,674,212	11,617,284	11,669,955	11,603,324
Options	758,286	441,441	655,169	459,029
Assumed average common shares outstanding	12,432,498	12,058,725	12,325,124	12,062,353

Net income	$ 6,458,000	$ 5,294,000	$15,195,000	$13,389,000
Earnings per common share, diluted	$ .52	$ .44	$ 1.23	$ 1.11

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

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2002	662,500	$ 6.81
Options granted	60,000	19.60
Options expired	(40,000)	39.88
Options exercised	(40,000)	10.44
Options forfeited	(55,000)	12.94
Options outstanding at December 31, 2003	587,500	5.04

Options granted	1,298,000	21.18
Options forfeited	(20,000)	7.06
Options exercised	(10,000)	9.38
Options outstanding at September 30, 2004	1,855,500	16.29

Options exercisable September 30, 2004	145,000	$ 20.21

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

1,353,000	$17.25 to $27.01	$21.10	4.5

502,500	$3.00 to $10.40	$ 3.33	2.0

1,855,500

The weighted average remaining contractual life of options outstanding at September 30, 2004 is 3.7 years.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)

Net income - as reported	$6,458	$5,294	$15,195	$13,389
Net income - pro forma	6,253	5,228	14,344	13,204

Net earnings per share - as reported
Basic	$ .55	$ .46	$ 1.30	$ 1.15
Diluted	$ .52	$ .44	$ 1.23	$ 1.11

Net earnings per share - pro forma
Basic	$ .54	$ .45	$ 1.23	$ 1.14
Diluted	$ .50	$ .43	$ 1.16	$ 1.09

The pre-tax weighted average fair value per share of options granted was $4.93 and $6.85 for 2004 and 2003, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004 and 2003:

Grant Date	4/20/04	3/24/04	4/24/03
Dividend yield	2.76%	3.96%	0%
Expected volatility	34.0%	34.0%	33.9%
Expected lives	5 years	5 years	5 years
Risk-free interest rate	3.58%	3.07%	3.00%

Note 9 - LEASE TERMINATIONS

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

Effective January 31, 2004, we terminated our lease of a 124 bed long-term health care center located in Nashville, Tennessee. Our lease of the property from NHI was terminated due to extensive fire damage to the property on September 25, 2003.

Note 10 - EVENT SUBSEQUENT TO BALANCE SHEET DATE

Effective November 1, 2004, W. Andrew Adams, Chairman of the Board and CEO, resigned his position as CEO. He retains his position as Chairman of the Board focusing on strategic planning, but will have no day to day managerial duties with NHC. Concurrently, NHC has assigned its Advisory Agreement with National Health Investors, Inc. to an independent company owned by Mr. Adams. The assignment of the short term Advisory Agreement will have no material impact on NHC's earnings.

The Board has elected NHC's President, Mr. Robert G. Adams, to fill the position of CEO. Mr. Robert Adams, brother of W. Andrew Adams, has been with NHC in various capacities since 1974. He has served as President since April of 2004 and previously served as Senior Vice President and Chief Operating Officer since January 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation ("NHC" or the "Company") is a leading provider of long-term health care services. We operate or manage 74 long-term health care centers with 9,214 beds in 10 states and provide other services in two additional states. These operations are actually provided by separately funded and maintained subsidiaries. We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers. In addition, we provide management and accounting services to owners of long-term health care centers and advisory services to National Health Investors, Inc. ("NHI") and National Health Realty, Inc., ("NHR").

Areas of Focus

Accrued Risk Reserves - Our accrued professional liability reserves, workers' compensation reserves and health insurance reserves totaled $52,447,000 at September 30, 2004 and are a primary area of management focus. We have set aside restricted cash to fully fund our professional liability and workers' compensation reserves. The tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary increased these liabilities in 2003 and, depending upon future events, may require additional adjustments in the future. We have in the past and are currently undertaking steps to contain these costs.

As to the risks of fire, we are retrofitting in 2004 and 2005 all of our owned and leased long-term care centers with fire sprinklers where not already equipped. We estimate the cost of this undertaking will be approximately $11,000,000 and we have incurred costs of approximately $2,680,000 in the first nine months of this year. Furthermore, a fire safety consulting firm has been engaged to evaluate and modify, if necessary, our priority safety procedures. In addition, we are implementing a comprehensive fire safety training program at all of our centers to include, where feasible, local fire departments.

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

In May 2004, we completed construction and opened a new health care center in Franklin, Tennessee, which has 160 long-term care beds (47 of these beds came from an existing facility) and 46 assisted living units. Furthermore, we completed the construction of a 30 long-term care bed addition in Murfreesboro, Tennessee in August, 2004. During 2004 we will apply for Certificates of Need for additional beds in our own markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers.

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

Professional liability is an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of September 30, 2004, we and/or our managed centers are defendants in 50 such claims inclusive of years 1995 through September 30, 2004. In addition, four lawsuits are as yet not settled relative to a tragic September 25, 2003 fire at our Nashville LLC skilled nursing subsidiary. We have settled 28 of 32 lawsuits filed against the company as a result of the fire. No additional lawsuits are expected related to this event. This litigation is expected to take several years to complete. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

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

Guarantees - We guaranteed the debt of managed and other long-term health care centers ($7,495,000) and the debt of National and the ESOP ($10,517,000). We recorded a liability in the amount of $1,044,000 related to our guarantee of $3,000,000 of debt of six long-term health care centers in Florida. We recorded this liability based upon our estimate of the value of the underlying collateral of the loan. It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

Results for the three month period ended September 30, 2004 include a 7.6% increase in net revenues compared to the same period in 2003 and a 22.0% increase in net income.

Pretax earnings for the quarter were negatively impacted by $659,000 of costs associated with opening NHC Place at Cool Springs, our new facility located in Franklin, Tennessee, and by increased workers compensation costs of $560,000 based on actuary reports for workers compensation insurance. Earnings for the quarter were increased by the collection of management fees of $1,494,000, which had been doubtful of collection in prior years. Were it not for these events, pretax and after-tax earnings for the quarter would have increased approximately 21.6% over the prior year.

Net patient revenues increased 6.0% compared to the same period last year. We estimate that the October 2003 Medicare rate increases for skilled nursing centers increased our revenues by approximately $1.3 million for the quarter ended September 30, 2004. Medicaid increases and improved census mix also increased patient revenues. Our newly opened Cool Springs health care and assisted living center in Franklin, Tennessee, net of revenues from beds closed elsewhere, added approximately $3,272,000 to net patient revenues.

The total census at owned and leased centers for the quarter averaged 94.42% compared to an average of 94.5% for the same quarter a year ago.

Other revenues increased $2.7 million or 20.7% in 2004 from $13.1 million in 2003 to $15.9 million in 2004. The increase is due primarily to increased accounting and financial services provided to managed centers. The increase in accounting and financial services fees is due primarily to the recognition in 2004 of $2.6 million in management fees from NHI which included $1.5 million of fees received in the current quarter but which had been doubtful of collection in prior years. During the three months ended September 30, 2004, NHC provided financial and accounting services for 41 facilities as compared to 39 facilities during the three months ended September 30, 2003.

Total costs and expenses for the 2004 first quarter increased $6.9 million or 6.2% to $117.3 million from $110.4 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $3.2 million or 4.9% to $68.0 million from $64.8 million. Other operating expenses increased $3.9 million or 12.3% to $35.4 million for the 2004 period compared to $31.5 million in the 2003 period. Rent expense decreased $.6 to $9.8 million compared to $10.4 million in the 2003 period. Depreciation and amortization increased $.5 million or 16.3% to $3.6 million from $3.1 million. Interest costs decreased $.1 million to $.4 million. Increases in salaries, wages and benefits are due to inflationary wage increases and to increased workers compensation claims accrued. Increases in other operating costs are due to inflationary increases as well as increases in costs of workers compensation insurance administrative costs and homecare services. In addition, salaries, wages and benefits and other operating expenses are increased due to the opening of our 160 long-term care beds and 46 assisted living units in May 2004.

The decrease in interest costs is primarily due to the $17.0 million prepayment of long-term debt in December 2003, and the repayment of $.3 million in May 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.

Results for the nine month period ended September 30, 2004 include a 6.5% increase in net revenues compared to the same period in 2003 and a 13.5% increase in net income.

Pretax earnings for the nine months were negatively impacted by $1,614,000 of costs associated with opening NHC Place at Cool Springs, our new facility located in Franklin, Tennessee, and by increased workers compensation costs of $3,800,000 based on actuary reports for workers compensation insurance. Earnings for the nine months were increased by the collection of management fees of $3,653,000, which had been doubtful of collection in prior years. Were it not for these events, pretax and after-tax earnings for the nine months would have increased approximately 23.1% over the prior year.

Net patient revenues increased 4.6% compared to the same period last year. We estimate that the October 2003 Medicare rate increases for skilled nursing centers increased our revenues by approximately $2.6 million for the nine months ended September 30, 2004. Medicaid increases and improved census mix also increased patient revenues.

The total census at owned and leased centers for the nine months averaged 93.9% compared to an average of 94.0% for the same period a year ago.

Other revenues increased $8.1 million or 22.1% in 2004 from $36.5 million in 2003 to $44.6 million in 2004. The increase is due primarily to increased insurance and accounting and financial services provided to managed centers. The increase in accounting and financial services fees is due primarily to the recognition in 2004 of $2.3 million management fees from National and $4.6 million accounting and financial services fees from NHI which included $2.2 million and $1.4 million, respectively, of fees received in 2004 but which had been doubtful of collection in prior years. During the nine months ended September 30, 2004, NHC provided financial and accounting services for 41 facilities as compared to 39 facilities during the nine months ended September 30, 2003.

Total costs and expenses for the 2004 nine months increased $19.1 million or 5.6% to $345.2 million from $326.1 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $11.4 million or 6.0% to $200.0 million from $188.7 million. Other operating expenses increased $8.1 million or 8.5% to $103.5 million for the 2004 period compared to $95.3 million in the 2003 period. Rent expense and depreciation and amortization increased $.5 million and $.8 million, respectively. Interest costs decreased $.7 million to $.9 million. Increases in salaries, wages and benefits are due to inflationary wage increases and to increased workers compensation claims accrued. Increases in other operating costs are due to inflationary increases as well as increases in costs of workers compensation insurance administrative costs and homecare services. In addition, salaries, wages and benefits and other operating expenses are increased due to the opening of 160 long-term care beds and 46 assisted living units in May 2004.

The decrease in interest costs is primarily due to the $17.0 million prepayment of long-term debt in December 2003 and $.3 million in May 2004.

Liquidity and Capital Resources

Net cash provided by operating activities during the first nine months of 2004 totaled $23.6 million compared to $38.5 million provided in the same period last year. Cash provided by operating activities is composed of net income plus depreciation and increases in accrued liabilities and reserves and deferred income and accrued payroll, offset by increases in accounts receivable and decreases in other non-current liabilities.

Cash flows used by investing activities during the first nine months of 2004 totaled $8.0 million compared to $14.8 million used in investing activities in the same period in 2003. Cash used for additions to property and equipment totaled $21.5 million in 2004 compared to $17.6 million in 2003. In May 2004 we completed construction of one new center with 160 long-term care beds and 46 assisted living units and a 30 long-term care bed addition to an existing center in August, 2004. In addition, retrofitting of sprinkler systems has begun at five health care centers. We estimate the cost of this undertaking to be approximately $11 million. Investments in notes receivable were $8.6 million in 2004, compared to no cash used last year. Collections of notes receivable generated $21.9 million in 2004 compared to $2.0 million in 2003. The $21.9 million of notes receivable collected includes $14.9 million from NHR and $6.9 of our ESOP notes receivable. Cash used to purchase marketable securities totaled $.2 million compared to $.5 million of cash provided by sales of marketable securities in 2003. Distribution for unconsolidated investments totaled $.4 million in 2004 and 2003.

Cash used in financing activities totaled $1.0 million in the first nine months of 2004 compared to $16.4 million used for the same period in 2003. Cash used for payments of debt totaled $3.3 million, dividend payments to shareowners totaled $2.9 million in 2004. In 2004 cash was provided by a decrease in restricted cash which totaled $5.0 million. The decrease in restricted cash is due primarily to NHC being relieved of its guarantee (our guarantee collateralized with cash) to purchase a loan from a commercial bank in the event of default. In the prior year, cash flows used totaled $3.0 million for payments on debt, no payments of dividends and $13.8 million for increase in restricted cash. Restricted cash is primarily related to professional liability insurance, workers' compensation insurance and health insurance.

At September 30, 2004, our ratio of long-term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 8.6%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2004 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$ 20,319	$ 2,294	$ 5,154	$2,433	$10,438
Guaranteed debt	1,044	---	---	---	1,044
Obligation to complete
construction	2,181	2,181	---	---	---
Obligation to purchase
senior secured notes from
financial institutions	9,372	---	9,372	---	---
Operating leases	114,030	44,549	65,630	3,851	---
Total Contractual Cash
Obligations	$146,946	$49,024	$80,156	$6,284	$11,482

Future cash obligations for interest expense have not been included in the above table. During the nine months ended September 30, 2004, our cash payments for interest were $711,000.

The guaranteed debt of $1,044,000 represents our estimated obligation under a loan guarantee to a long-term health care center. As discussed in the section "Debt Guarantees", the $9,372,000 obligation represents our estimated obligation under a written put option related to senior secured notes between National and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP") and certain lending institutions. In addition to the guaranteed debt obligation shown in the table above, we have guaranteed debt obligations of certain other entities totaling approximately $18,012,000. These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity are expected to be adequate to meet these contractual obligations and to finance our operating requirements, growth and development plans.

On April 15, 2004, we announced our intention to begin paying dividends. The NHC Board of Directors has authorized a quarterly dividend of 12.5 cents per common share to shareholders of record on June 30, 2004 and payable on September 10, 2004, and a dividend of 12.5 cents per common share to shareholders of record on September 30, 2004 and payable on December 1, 2004.

Guarantees and Contingencies

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $18,012,000 at September 30, 2004 and include $7,495,000 of debt of managed and other long-term health care centers and $10,517,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

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

The $10,517,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $16,961,000. Of this obligation, $6,444,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $10,517,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on June 30, 2005. Upon exercise of this put option by the lending institutions at that time, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000 at June 30, 2005.

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

As of September 30, 2004, we have accrued approximately $7,376,000 for potential loses as a result of our purchase of the tax exempt bonds.

Debt Cross Defaults

In May 2004, we repaid our senior notes payable in the approximate amount of $327,000. Our $6,444,000 senior secured notes which are included as debt on our balance sheet were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $6,444,000 senior secured notes and our $10,517,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $20.7 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $1.3 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $9,000. As of September 30, 2004, $10.9 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $9.4 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $29,000.

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

Item 4. Controls and Procedures.

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to September 30, 2004. PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 6 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None.

Item 5. Other Information. None

Item 6. Exhibits.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date November 5, 2004	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date November 5, 2004	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
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

Date: November 5, 2004

/s/ W. Andrew Adams
W. Andrew Adams
Chairman and Chief Executive Officer

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

Date: November 5, 2004

/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q

of National HealthCare Corporation

For The Quarter Ended September 30, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National HealthCare Corporation ("Issuer") for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended September 30, 2004.

This Certification is executed as of November 5, 2004.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National HealthCare Corporation and will be retained by National HealthCare Corporation and furnished to the Securities and Exchange Commission or its staff upon request.