Form 10-K
period 2004-12-31
NATIONAL HEALTHCARE CORP
filed 2005-03-07
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _____________

Commission File No.
001-13489

NATIONAL HEALTHCARE CORPORATION
(Exact name of registrant as specified in its Corporate Charter)

Delaware	52-2057472
(State of Incorporation)	(I.R.S. Employer I.D. No.)

100 Vine Street
Murfreesboro, Tennessee 37130
(Address of principal executive offices)
Telephone Number: 615-890-2020

Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Name of Each Exchange on which Registered
Shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Same

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the regis-
trant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
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

The aggregate market of voting shares held by nonaffiliates of the registrant was $161,902,226 as of June 30, 2004.

Number of Shares outstanding as of February 28, 2005: 12,228,924

Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K:
The Registrant's definitive proxy statements for its 2005 shareholder's meeting.

PART 1

Item 1. Business.

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

Our principal business is the operation of long-term health care centers with associated assisted living and independent living centers. Our business activities include providing subacute skilled and intermediate nursing and rehabilitative care, senior living services, home health care services, management services, accounting and financial services and insurance services. We operate in 12 states, and our owned and leased properties are located primarily in the southeastern United States.

At December 31, 2004, we operate or manage 74 long-term health care centers with a total of 9,177 licensed beds. These numbers include 48 centers with 6,151 beds that we lease or own and 26 centers with 3,026 beds that we manage for others. Of the 48 leased or owned centers, 34 are leased from National Health Investors, Inc. (NHI) and 10 are leased from National Health Realty, Inc. (NHR). At December 31, 2004, we serve as a compensated investment advisor to NHR and did so for NHI until October 31, 2004.

Our 22 assisted living centers (10 leased or owned and 12 managed) have 830 units (358 units leased or owned and 472 units managed). Our six independent living centers (four leased or owned and two managed) have 488 retirement apartments (341 apartments leased or owned and 147 apartments managed).

During 2004, we operated 31 homecare programs and provided 506,530 homecare patient visits.

As of December 31, 2004, we operated specialized care units within our healthcare centers such as Alzheimer's disease care units, sub-acute nursing units and a number of in-house pharmacies. Similar specialty units are under consideration at a number of our centers, as well as free standing projects.

Health Care Services Revenues. Health care services we provide include a comprehensive range of services through related or separately structured long-term health care centers, specialized care units, pharmacy operations, rehabilitative services, assisted living centers, retirement centers and homecare programs. In fiscal 2004, 89.0% of our net revenues, excluding revenues from management services, were derived from such health care services. Highlights of health care services activities during 2004 were as follows:

A. Long-Term Health Care Centers. As described in more detail throughout this document, we operated or managed 74 long-term health care centers as of December 31, 2004, a decrease of two during 2004. Revenues from 48 of these facilities are reported as patient revenues on our financial statements, while management fee income is recorded as other revenues for 26 facilities, as these are managed for third party owners. We generally charge 6% of net revenues for our management services. Average occupancy in these long-term health care centers was 93.9% during the year ended December 31, 2004.

B. Rehabilitative Services. We offer physical, speech, and occupational therapy through Professional Health Services, a division of NHC. We maintained a rehabilitation staff of over 600 highly trained, professional therapists in 2004. The majority of our rehabilitative services are for patients in our owned and managed long-term care centers. We also provide services to over 100 additional health care providers and operate five free standing outpatient rehabilitation clinics in Tennessee. We are the designated sports medicine provider for Middle Tennessee State University in Murfreesboro, Tennessee. Our rates for these services are competitive with other market rates.

C. Medical Specialty Units. We require all our centers to participate in the Medicare program, and have expanded our range of offerings by the creation of center-specific medical specialty units such as our Alzheimer's disease care units and subacute nursing units.

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

E. Assisted Living Projects. We presently own, lease or manage 22 assisted living projects, 11 of which are located within the physical structure of a long-term health care center or retirement complex. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Development of new units has been discontinued due to existing market conditions.

F. Managed Care Contracts. We operate four regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of our owned and managed centers. Managed care patient days were 42,360 in 2002, 41,320 in 2003 and 44,409 in 2004.

G. Hospice. In 2003 we entered into a partnership agreement with Caris HealthCare in order to develop hospice programs in selected market locations. Six locations in Tennessee are now open with three additional locations due to open in 2005.

H. Homecare Programs. Our 31 homecare programs (one homecare program closed in 2004) have increased their total number of visits from 486,012 in 2003 to 506,530 in 2004. Many of our homecare patients are previously discharged from our long-term health care centers. The reimbursement for homecare services under the Medicare program provides for a prospective pay system. Under the homecare prospective payment system, we receive a prospectively determined amount per patient per 60 day episode as defined by Medicare guidelines.

Other Revenues. We generate revenues from management, accounting and financial services to third party long-term care, assisted living and independent living centers, from administrative and advisory services to NHI and NHR (which are health care real estate investment trusts), from insurance services to our managed centers, from dividends and other realized gains on securities and from interest income. In fiscal 2004, 11.0% of our net revenues were derived from such other sources. The significant other sources of revenues are described as follows:

A. Insurance Services. NHC owns a licensed Tennessee workers compensation insurance company which either directly or in conjunction with other workers compensation carriers provides such coverage at the majority of NHC operated centers. A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC's owned and managed centers. This company elects to be taxed as a domestic subsidiary. We also self-insure our employees' (referred to as "partners") health insurance benefit program at a cost we believe is less than a commercially obtained policy. Finally, we operate a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies. NHC's revenues from insurance services totaled $19.6 million in 2004.

B. Management, Accounting and Financial Services. We provide management services to long-term health care centers, assisted living centers and independent living centers operated by third party owners. We typically charge 6% of the managed centers' revenues as a fee for these services. Additionally, we provide accounting and financial services to other long-term care or related types of entities who typically have been or are in the process of being transferred from bankrupt organizations or from entities operating in states with economically unreasonable liability insurance premiums into the hands of small operators or not-for-profit entities. No management services are provided to these entities. As of December 31, 2004, we perform management services for 26 centers and accounting and financial services for 40 centers. NHC's revenues from management, accounting and financial services totaled $20.5 million in 2004.

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

NHI entered into an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement") with NHC pursuant to which NHC provides NHI, for a fee, with investment advice, office space, personnel and other services. For its services under the Advisory Agreement, the Advisor is entitled to a base annual compensation of $1,625,000 plus an additional amount based on increases in funds from operations. Compensation paid to executive officers of NHI is credited against this Advisory Fee. NHC executive officers W. Andrew Adams, Robert G. Adams, Donald K. Daniel, Kenneth D. DenBesten and Charlotte A. Swafford serve as executive officers of NHI. NHC earned revenues of approximately $2.3 million in 2004 under the terms of the advisory agreement.

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

We also provide management, accounting and financial services to 17 foreclosure properties operated by NHI.

Effective November 1, 2004, our Advisory Agreement with NHI was assigned to a new independent company formed by NHI's President and Board Chairman, W. Andrew Adams. Therefore, Mr. Adams has assumed the responsibilities of the Advisory Agreement. To assure independence from NHC, Mr. Adams has resigned as CEO and terminated his managerial responsibilities with NHC. He will out source non-managerial functions of the Advisory Agreement such as payroll processing and the like to NHC. During the immediate future, Mr. Adams will remain on the NHC Board as Chairman, focusing only on strategic planning, but will have no management involvement with NHC.

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

For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC. NHC executive officers W. Andrew Adams (through November 1, 2004), Robert G. Adams, Donald K. Daniel, Kenneth D. DenBesten and Charlotte A. Swafford serve as executive officers of NHR. During 2004, NHC's compensation under the advisory agreement was $411,000.

The Advisory Agreement provides that NHR will not, without the prior approval of NHI, be actively or passively engaged in the pursuit of additional investment opportunities until the earlier of the termination of the Advisory Agreement or such time as NHC is no longer actively engaged as investment advisor to NHI. NHC announced on November 1, 2004 that it had assigned its advisory agreement with NHI to an independent company owned by W. Andrew Adams, former NHC President. Therefore, the restriction on NHR's investment activities has been removed.

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

Health Care Center Construction

In May 2004, we completed construction and opened a new health care facility in Franklin, Tennessee, which has 160 long-term care beds (47 of these beds came from an existing facility) and 46 assisted living units. Furthermore, we completed the construction of a 30 long-term care bed addition in Murfreesboro, Tennessee in August 2004. In the future, we will apply for Certificates of Need for additional beds in our own markets and also evaluate the feasibility of expansion into new markets through either internal or external growth.

Occupancy Rates

The following table shows certain information relating to occupancy rates for our continuing owned, leased, and debt guaranteed managed long-term health care centers:

	Year Ended December 31

	2004	2003	2002

Overall census	93.9%	93.9%	93.2%

Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).

Termination of Florida Health Care Center Operations

Unable to obtain liability insurance in the state of Florida (but not elsewhere), we elected to discontinue our Florida long-term health care center operations on September 30, 2000. At that time in Florida we operated two owned skilled nursing facilities and thirteen leased facilities of which three were freestanding assisted living facilities, and we had management contracts with nine facilities owned by third parties. Our former Vice President of Operations and his staff in the state of Florida resigned in August 2000. These individuals, plus additional Florida based outside investors, formed new entities and entered into a series of new leases on the thirteen leased properties and our two owned properties, which leases are for a five-year term that expires September 30, 2005. We sold the current assets and current liabilities and leased our furniture, fixtures and leasehold improvements of our owned and leased Florida facilities to the same group of entities. Additionally, and with the consent of the third party owners, the Florida management contracts were assigned to other entities primarily owned and controlled by our former Vice President of Operations. These transactions closed on September 30, 2000, with an effective date of October 1, 2000. New licenses were issued for the respective operators as of that day. Although our obligations for rent payments owed on leased centers remain in effect due to a master lease, we are receiving a credit for lease payments made by the new providers, which were current as of December 31, 2004. Through the master lease agreement, we still maintain a right of first refusal with NHI and NHR to purchase any of the Florida facilities should NHI or NHR receive an offer from an unrelated party.

Assisted Living Units

We presently lease or own 10 and manage 12 assisted living units, 11 of which are located within the physical structure of a long-term health care center or retirement center and 11 of which are freestanding. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Certificates of Need are not necessary to build these projects and we believe that overbuilding has occurred in some of our markets.

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

We have one managed and one leased retirement center which are "continuing care communities", where the resident pays a substantial endowment fee and a monthly maintenance fee. The resident then receives a full range of services - including nursing home care - without additional charge.

Our managed continuing care community, the 137 unit Richland Place Retirement Center, was opened in January, 1993 and is fully occupied. We opened the leased 58 unit AdamsPlace in Murfreesboro, Tennessee during 1998 and during 2002 expanded it to 93 units.

Homecare Programs

Our home health programs (we call them homecare) provide nursing and rehabilitative services to individuals in their residences and are licensed by the Tennessee, South Carolina and Florida state governments and certified by the federal government for participation in the Medicare program. Each of our 31 Medicare certified homecare programs is managed by an administrator and under the clinical direction of a registered nurse, with speech, occupational and physical therapists either employed by the program or on a contract basis. Homecare visits increased from 486,012 visits in 2003 to 506,530 in 2004. Effective October 1, 2000, homecare reimbursement under the Medicare program was totally changed by the implementation of a prospective payment system. Under this payment system, we receive a prospectively determined amount per patient per 60 day episode of care as defined by Medicare guidelines. We are operating effectively and efficiently under the new system.

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

HIPAA Compliance

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") has mandated an extensive set of regulations to standardize electronic patient health, administrative and financial data transactions, and to protect the privacy of individually identifiable health information.

The Company has a HIPAA Task Force and designated privacy and security officers. The privacy requirements contained in HIPAA regulations were presented to every employee and are presented on a continuing basis to new hires during the orientation process. Privacy notices are posted in each facility, and are provided to every new admission. The Company uses a standard Business Associate Agreement with vendors and providers.

The Company has identified information inflow and outflow throughout the organization and has determined the appropriate security safeguards the Company will have in place by April 20, 2005 to be HIPAA-compliant.

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

The following table sets forth sources of patient revenues from health care centers and homecare services for the periods indicated:

	Year Ended December 31
Source	2004	2003	2002
Private	25%	27%	29%
Medicare	34%	32%	31%
Medicaid/Skilled	13%	13%	13%
Medicaid/Intermediate	25%	26%	27%
VA and Other	3%	2%	0%
Total	100%	100%	100%

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

Government Health Care Reimbursement Programs

The federal health insurance program for the elderly is Medicare, which is administered by the U.S. Department of Health and Human Services, Centers for Medicare and Medicaid Services (CMS). State programs for medical assistance to the indigent are known as Medicaid in states in which we operate. All health care centers owned, leased or managed by us are certified to participate in Medicare and all but two participate in Medicaid. Eligibility for participation in these programs depends upon a variety of factors, including, among others, accommodations, services, equipment, patient care, safety, physical environment and the implementation and maintenance of cost controls and accounting procedures. In addition, some of our centers have entered into separate contracts with the United States Veterans Administration which provides reimbursement for care to veterans transferred from Veterans Administration hospitals.

Medicare is uniform nationwide and reimburses nursing centers under a fixed payment system named the Prospective Payment System (PPS). Although general similarities exist due to federal mandates, each state operates under its own specific system, usually called Medicaid.

Commencing January 1, 1999 [and as mandated by the Balanced Budget Act of 1997 (BBA)], Medicare changed its former cost reimbursement system to PPS. Under PPS, the center receives a fixed payment which covers all but a few services provided to Medicare patients. Thus the center must not only cover its fixed and normal operating expenses out of this payment, but also physical and speech therapy, drugs and other supplies, and other necessary services of the type provided by skilled nursing facilities. We experienced a material decrease in Medicare revenues in 1999 due to PPS, but were able to also substantially reduce operating expenses. Material reductions were negotiated in therapy, pharmaceutical and other ancillary services. Some legislative changes were made to PPS in late 1999 (the Balanced Budget Retirement Act, or BBRA) and again in December 2000 (the Benefits Improvement and Protection Act, or BIPA), both of which provided some relief from the drastic revenue reductions occasioned by the BBA. A substantial cut in Medicare payments again occurred, however, effective October 1, 2002. Improvement in rates granted through annual updates effective in October 1, 2003 and 2004 have restored rates to pre-October 2002 levels. See "Medicare Financial Changes".

Medicare patients are entitled to have payment made on their behalf to a skilled nursing facility for up to 100 days during each calendar year and a prior 3-day hospital stay is required. A patient must be certified for entitlement under the Medicare program before the skilled nursing facility is entitled to receive Medicare payments and patients are required to pay approximately $109.50 per day after the first 20 days of the covered stay.

Medicaid programs provide funds for payment of medical services obtained by "medically indigent persons". These programs are operated by state agencies which adopt their own medical reimbursement methodology and standards, but which are entitled to receive supplemental funds from the federal government if their programs comply with certain federal government regulations. In all states in which we operate, the Medicaid programs authorize reimbursement at a fixed rate per day of service. The fixed rate is established on the basis of a predetermined average cost of operating nursing centers in the state in which the facility is located or based upon the center's actual cost. The rate is adjusted annually based upon changes in historical costs and/or actual costs and a projected cost of living factor. Some state Medicaid programs adjust the patient care portion of the rate using a case-mix system similar to Medicare PPS.

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

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at our facilities would result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments whereby we are responsible for providing, for a fixed fee, all services needed by certain patients. Capitated payments can result in significant losses if patients require expensive treatment not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. For the fiscal year ended December 31, 2004, we derived 34% and 38% of our net patient revenues from the Medicare and Medicaid programs, respectively. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs, therefore, could have a material adverse effect on our profitability. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations. No assurance can be given that such reforms will not have a material adverse effect on us.

Medicare Financial Changes

Government at both the federal and state levels has continued in its efforts to control the growth of and spending for health care services, including the type of services we provide.

In 2000, Congress adjusted the payment rates to skilled nursing facilities under the Benefits Improvement and Protection Act (BIPA). The BIPA increased the inflation update to the full market basket in Fiscal Year 2001 and raised the nursing component of the RUGs by 16.6 percent in an effort to improve PPS nursing staff ratios. Additionally, the BIPA spread the BBRA 20 percent increase to the three rehabilitation RUGs across all 14 special rehabilitation RUGs as a 6.7 percent increase. The other RUGs changed in the BBRA maintained the 20 percent increase. These changes went into effect on April 1, 2001.

However, certain improvements brought about by BBRA and BIPA (including the 4 percent across-the-board increase in RUG payments and the 16.6 percent increase in nursing component) expired on September 30, 2002. Furthermore, Medicare payments for homecare services were decreased, also effective October 1, 2002.

Effective October 1, 2003, the CMS increased reimbursement for Medicare Part A 3.26% in addition to the annual inflationary increase of 3%. We estimate this change increased our Medicare revenues by approximately $5,200,000 during the twelve months ended September 30, 2004. No material additional changes to reimbursement are expected until CMS refines the current RUG III case-mix methodology.

Effective October 1, 2004, the CMS increased reimbursement for Medicare Part A 2.8% through the annual inflationary increase. We estimate this change will increase our Medicare revenues by approximately $2,500,000 during the twelve months ended September 30, 2005. As a result of increases in 2003 and 2004, Medicare rates now exceed pre-October 2002 levels.

No material additional changes to reimbursement are expected until CMS refines the current RUG III case-mix methodology.

Competition

In most of the communities in which we operate health care centers, there are other health care centers with which we compete. We own, lease or manage (through subsidiaries) 74 long-term health care facilities located in ten states. Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities. There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including us, dominates any of these state's long-term health care markets, except for some small rural markets which might have only one long-term health care facility. In competing for patients and staff with these centers, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of our health care centers are important in obtaining patients, since members of the patient's family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital. We believe that by providing and emphasizing rehabilitative as well as skilled care services at our centers, we are able to broaden our patient base and to differentiate our centers from competing health care centers.

As we expanded into the assisted living market, we monitored proposed or existing competing assisted living centers. Our development goal is to link our health care centers with our assisted living centers, thereby obtaining a competitive advantage for both.

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees. In order to enhance our competitive position, we have an educational tuition loan program, an American Dietary Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs. We support the Foundation for Geriatric Education. We also maintain an "Administrator in Training" course, 24 months in duration, for the professional training of administrators. Presently, we have six full-time individuals in this program. Four of our six regional vice presidents and 44 of our 74 health care center administrators are graduates of this program.

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

Employees

As of December 31, 2004, our Administrative Services Contractor plus our managed centers had approximately 12,000 full and part time employees, who we call "Partners". No employees are represented by a bargaining unit. We believe our current relations with our employees are good.

Investor Information

We maintain a worldwide web site at www.nhccare.com. We publish to this web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and press releases. We do not necessarily have these filed the same day as they are filed with the SEC or released to the public, but rather have a policy of placing these on the web site within two (2) business days of public release or SEC filing.

We also maintain the following documents on the web site:

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

* The NHC Restated Audit Committee Charter.

* The NHC Compensation Committee Charter.

* The NHC Nomination and Corporate Governance Committee Charter

We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.

Item 2. Properties

LONG-TERM HEALTH CARE CENTERS

				Total	Joined
State	City	Center	Affiliation	Beds	NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	1973

	Moulton	NHC HealthCare, Moulton	Leased(1)	136	1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned(2)	135	1989
	Rossville	NHC HealthCare, Rossville	Leased(1)	112	1971

Kansas	Chanute	Chanute HealthCare Center	Managed	77	2001
	Council Grove	Council Grove HealthCare Center	Managed	80	2001
	Haysville	Haysville HealthCare Center	Managed	119	2001
	Larned	Larned HealthCare Center	Managed	54	2001
	Sedgwick	Sedgwick HealthCare Center	Managed	56	2001

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194	1971
	Madisonville	NHC HealthCare, Madisonville	Leased(1)	94	1973

Massachusetts	Greenfield	Buckley Nursing Home	Managed	120	1999
	Holyoke	Buckley Center for Nursing & Rehab.	Managed	102	1999
	Quincy	John Adams Continuing Care Center	Managed	71	1999
	Taunton	Longmeadow of Taunton	Managed	100	1999

Missouri	Columbia	Columbia HealthCare Center	Managed	97	2001
	Desloge	NHC HealthCare, Desloge	Leased(1)	120	1982
	Joplin	Joplin HealthCare Center	Managed	92	2001
	Joplin	NHC HealthCare, Joplin	Leased(1)	126	1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170	1982
	Macon	Macon Health Care Center	Managed	120	1982
	Osage Beach	Osage Beach Health Care Center	Managed	120	1982
	St. Charles	Charlevoix HealthCare Center	Managed	142	2001
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120	1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	1987
	Springfield	Springfield Rehabilitation and	Managed	120	1982
		Health Care Center
	Town & Country	Town & Country HealthCare Center	Managed	282	2001
	West Plains	West Plains Health Care Center	Leased(1)	120	1982

New Hampshire	Epsom	Epsom Manor	Managed	108	1999
	Manchester	Maple Leaf Health Care Center	Managed	114	1999
	Manchester	Villa Crest Health Care Center	Managed	126	1999

South Carolina	Aiken	Mattie C. Hall Health Care Center	Managed	176	1982
	Anderson	NHC HealthCare, Anderson	Leased(1)	290	1973
	Clinton	NHC HealthCare, Clinton	Leased(1)	131	1993
	Columbia	NHC HealthCare, Parklane	Leased(1)	120	1997

	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152	1973
	Greenville	NHC HealthCare, Greenville	Leased(1)	176	1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176	1973
	Lexington	NHC HealthCare, Lexington	Leased(1)	120	1994
	Mauldin	NHC HealthCare, Mauldin	Leased(1)	120	1997
	Murrells Inlet	NHC HealthCare, Garden City	Leased(1)	88	1992
	North Augusta	NHC HealthCare, North Augusta	Leased(1)	132	1991
	Sumter	NHC HealthCare, Sumter	Managed	138	1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98	1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	1971
	Columbia	Maury Regional Hospital	Managed	20	1996
	Columbia	NHC HealthCare, Columbia	Leased(1)	106	1973
	Columbia	NHC HealthCare, Hillview	Leased(1)	92	1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94	1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191	1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120	1976
	Farragut	NHC HealthCare, Farragut	Leased(1)	60	1998
	Franklin	NHC Place, Cool Springs	Owned	160	2004
	Franklin	NHC HealthCare, Franklin	Leased(1)	80	1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	1971
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	172	1977
	Knoxville	NHC HealthCare, Knoxville	Leased(1)	139	1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96	1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	62	1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	102	1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60	1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150	1971
	Milan	NHC HealthCare, Milan	Leased(1)	122	1971
	Murfreesboro	AdamsPlace	Leased(1)	90	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	1974
	Nashville	The Health Center of Richland Place	Managed	107	1992
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128	1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102	1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72	1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	120	1975
	Springfield	NHC HealthCare, Springfield	Leased(1)	107	1973

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120	1973

ASSISTED LIVING UNITS

State	City	Center		Units

Alabama	Anniston	NHC Place/Anniston	Leased(1)	68

Arizona	Gilbert	The Place at Gilbert	Managed	50
	Glendale	The Place at Glendale	Managed	38
	Tucson	The Place at Tucson	Managed	50
	Tucson	The Place at Tanque Verde	Managed	38

Kansas	Larned	Larned Health Care Center	Managed	19

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	8

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	25

New Hampshire	Epsom	Heartland Place	Managed	54
	Manchester	Villa Crest Assisted Living	Managed	29

South Carolina	Conway	The Place at Conway	Managed	42

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Leased(1)	84
	Franklin	NHC Place, Cool Springs	Owned	46
	Gallatin	The Place at Gallatin	Managed	42
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	6
	Kingsport	The Place at Kingsport	Managed	44
	Murfreesboro	AdamsPlace	Leased(1)	83
	Nashville	Richland Place	Managed	24
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	12
	Tullahoma	The Place at Tullahoma	Managed	42

RETIREMENT APARTMENTS

State	City	Retirement Apartments	Affiliation	Units	Established

Kansas	Larned	Larned HealthCare Center	Managed	10	2001

Missouri	St. Charles	Lake St. Charles Retirement	Leased(1)	155	1984
		Apartments

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30	1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63	1987
	Murfreesboro	AdamsPlace	Leased(1)	93	1997
	Nashville	Richland Place Retirement Apartments	Managed	137	1993

HOMECARE PROGRAMS

State	City	Homecare Programs	Affiliation		Established

Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned		1994
	Chipley	NHC HomeCare of Chipley	Owned		1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned		1994
	Marianna	NHC HomeCare of Marianna	Owned		1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned		1999
	Ocala	NHC HomeCare of Ocala	Owned		1996
	Panama City	NHC HomeCare of Panama City	Owned		1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned		1994
	Quincy	NHC HomeCare of Quincy	Owned		1994
	Tallahassee	NHC HomeCare of Tallahassee	Owned		1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned		1997

South Carolina	Aiken	NHC HomeCare of Aiken	Owned		1996
	Greenwood	NHC HomeCare of Greenwood	Owned		1996
	Laurens	NHC HomeCare of Laurens	Owned		1996

Tennessee	Athens	NHC HomeCare of Athens	Owned		1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned		1985
	Columbia	NHC HomeCare of Columbia	Owned		1977
	Cookeville	NHC HomeCare of Cookeville	Owned		1976
	Dickson	NHC HomeCare of Dickson	Owned		1977
	Johnson City	NHC HomeCare of Johnson City	Owned		1978
	Knoxville	NHC HomeCare of Knoxville	Owned		1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned		1977
	Lebanon	NHC HomeCare of Lebanon	Owned		1997
	Lewisburg	NHC HomeCare of Lewisburg	Owned		1977
	McMinnville	NHC HomeCare of McMinnville	Owned		1976
	Milan	NHC HomeCare of Milan	Owned		1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned		1976
	Pulaski	NHC HomeCare of Pulaski	Owned		1985
	Somerville	NHC HomeCare of Somerville	Owned		1983
	Sparta	NHC HomeCare of Sparta	Owned		1984
	Springfield	NHC HomeCare of Springfield	Owned		1984

(1) Leased from NHR or NHI

(2) NHC HealthCare/Fort Oglethorpe and NHC HealthCare/Fort Sanders are owned by separate limited partnerships. The Company owns approximately 80% of the partnership interest in Fort Oglethorpe and 25% of the partnership interest in Fort Sanders.

Item 3. Legal Proceedings.

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of December 31, 2004, we and/or our managed centers are currently defendants in 51 such claims covering the years 1995 through December 31, 2004. Fourteen of these suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. In addition, two suits are currently pending in relation to the September 25, 2003 fire discussed below.

In 2002, we established and capitalized a wholly-owned licensed liability insurance company. Thus, since 2002, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us is provided through this wholly-owned insurance company.

Our coverages for all years include primary policies and umbrella policies. For years 1999 through 2001, the policies contain a per incident deductible. In 2000 and 2001, there was no aggregate limit on our potential deductible obligations. In 2002, the deductibles were eliminated and first dollar coverage was provided through the wholly-owned insurance company, while the excess coverage was provided by a third party insuror.

Beginning in 2003, primary and excess professional liability insurance coverage was provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $11.0 million in 2003 and $12.0 million in 2004. Both 2003 and 2004 had a $7.5 million annual excess aggregate.

In May 2004, we entered into an agreement in which NHC assumed all outstanding professional liability exposures for the period October 1, 2000 through December 31, 2002, which were previously insured through a third party carrier. In return, NHC received a return of insurance premiums in the amount of $4,168,714.

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

The fire produced extensive media coverage, specifically focused on the fact that health care centers, including hospitals, constructed prior to 1994 are not required by Tennessee law or regulations to be fully sprinkled if constructed with fire resistant materials. We have announced that irrespective of code standards, we are fully sprinkling all facilities operated by NHC that are not already fully sprinkled. We have created through our National Health Foundation (a qualified 501(c)(3) charity) a patient and family relief fund, which is being administered separately from other funds of the Foundation by families of Nashville patients. The prayers and best wishes of the NHC family partners have gone forth to all patients and families affected by this fire. We are proactively seeking to resolve any questions and/or losses with our patients and their families, and will continue to do so until all matters are resolved. Of a total of 32 lawsuits filed against us, 30 have been settled and two lawsuits are currently pending. The cases were consolidated in the Third Circuit Court for Davidson County, Tennessee. Discovery is ongoing in the remaining two cases. The Company plans to vigorously defend against the allegations in these lawsuits and seek settlements with residents and their families.

Additionally, in connection with the fire, we have incurred losses and costs associated with interruption of business, as we have closed the center for an indefinite period of time. For the year ended December 31, 2004, we have received or accrued $1,404,000 of business interruption insurance recoveries from third-party insurance carriers. These insurance recoveries have reduced our losses and costs and have been included in other operating expenses in the 2004 consolidated statement of income.

The building involved in the fire was leased by one of our limited liability company subsidiaries from National Health Investors, Inc. (NHI). We terminated the lease during the third quarter of 2004. A provision of the lease allowed that if substantial damage occurred during the lease term, we could terminate the lease with respect to the damaged property. Under the lease, NHC will have no obligation to repair the property and NHI will receive the entire insurance proceeds related to the building damage. We are obligated to continue to indemnify and hold harmless NHI from any and all demands arising from our use of the property. NHI retains the right to license the beds under the lease termination.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders was held on April 20, 2004, and the results reported in the June 30, 2004, Form 10-Q filed with the SEC on August 9, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of common stock of National HealthCare Corporation are traded on the American Stock Exchange under the symbol NHC. The closing price for the NHC shares on February 28, 2005 was $37.38. On December 31, 2004, NHC had approximately 3,900 shareholders, comprised of 2,300 shareholders of record and an additional 1,600 shareholders indicated by security position listings. The following table sets out the quarterly high and low sales prices of NHC's shares. NHC paid no dividends during 2002 or 2003.

	Stock Prices		Cash Dividends
	High	Low	Declared
2003
1st Quarter	$20.25	$17.06	$ --
2nd Quarter	21.26	17.63	--
3rd Quarter	21.30	13.83	--
4th Quarter	22.15	13.95	--

2004
1st Quarter	$26.00	$19.00	$ --
2nd Quarter	30.75	24.86	.250
3rd Quarter	29.76	25.75	.125
4th Quarter	36.85	28.46	.125

Item 6. Selected Financial Data.

The following table represents selected financial information for the five years ended December 31, 2004. The financial information for 2004, 2003 and 2002 has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Operating Data:
Net revenues	$521,829	$472,864	$458,252	$419,967	$462,415
Total costs and expenses	481,774	439,577	430,806	397,804	445,255
Income before income taxes	40,055	33,287	27,446	22,163	17,160
Income tax provision	16,083	13,335	11,009	8,963	6,942
Net income	23,972	19,952	16,437	13,200	10,218

Earnings per share:
Basic	$2.05	$ 1.72	$ 1.43	$ 1.17	$ .89
Diluted	1.95	1.65	1.37	1.13	.89

Dividends declared per share:
Cash	$ .50	$ --	$ --	$ --	$ --

Balance Sheet Data:
Total assets	$373,117	$352,393	$305,575	$293,103	$273,047
Accrued risk reserves	62,354	43,953	31,632	22,528	16,875
Long-term debt, less current portion	16,025	19,000	26,220	40,029	55,379
Debt serviced by other parties	1,494	1,727	1,952	2,146	2,384
Stockholders' equity	182,348	151,027	120,141	96,078	69,534

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview--

National HealthCare Corporation ("NHC" or the "Company") is a leading provider of long-term health care services. We operate or manage 74 long-term health care centers with 9,177 beds in 10 states and provide other services in two additional states. These operations are provided by separately funded and maintained subsidiaries. We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers. In addition, we provide management and accounting services to owners of long-term health care centers and advisory services to National Health Realty, Inc., ("NHR") and prior to November 1, 2004 to National Health Investors, Inc. ("NHI").

Summary of Goals and Areas of Focus

Accrued Risk Reserves - Our accrued professional liability reserves, workers' compensation reserves and health insurance reserves totaled $62,354,000 at the end of 2004 and are a primary area of management focus. We have set aside restricted cash to fully fund our professional liability and workers' compensation reserves. The tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary increased these liabilities in 2003 and 2004 and, depending upon future events, may require additional adjustments in the future. We have settled 30 of the 32 lawsuits filed against the company and will continue to vigorously defend against the allegations in the lawsuits and seek settlements with residents and their families. We have in the past and are currently undertaking steps to contain these costs.

As to the risks of fire, we will continue retrofitting in 2005 all of our owned and leased long-term care centers with fire sprinklers where not already equipped. We estimate the cost of this undertaking will be approximately $9,000,000 of which approximately $5,000,000 has already been spent. A fire safety consulting firm was engaged in 2004 and continues in 2005 to evaluate and modify, if necessary, our priority safety procedures. In addition, we have implemented a comprehensive fire safety training program at all of our centers to include, where feasible, local fire departments.

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

As to workers' compensation claims, we have implemented programs such as safety boards, safety awards, and tracking systems for "days without a lost time accident" to bring focus to these risks at all of our locations. As to health insurance claims, we changed our health plan network provider to obtain better discounts in 2005 and we continue to evaluate our health plan design to identify opportunities for improvements and cost savings.

Management Transfers - Effective on November 1, 2004 W. Andrew Adams resigned from his position as CEO of the Company and President Robert G. Adams was elected CEO. W. Andrew Adams will remain on the NHC Board as Chairman, focusing on strategic planning, but will have no day to day managerial duties with NHC. Concurrently, NHC has assigned its Advisory Agreement with National Health Investors, Inc. to an independent company owned by W. Andrew Adams.

Robert Adams has served NHC for 30 years in various positions including nursing center administrator, regional vice president, senior vice president, chief operating officer and President prior to his appointment as CEO. He has also served as an NHC Board member for 13 years.

We continue to focus on making certain we have capable and experienced leaders working with a dedicated staff at all levels. In January 2005, we announced the promotion of two long-term employees to Senior Vice President of Operations and Central Regional Vice President.

R. Michael Ussery, a 24-year veteran of the Company, was promoted to Senior Vice President of Operations. During his tenure with NHC, Ussery has served as senior regional vice president, regional vice president and administrator in multiple locations. Ussery also garnered numerous honors with the company including the top honor, Administrator of the Year in 1989. Greg Bidwell, a 19-year veteran of the Company, assumed Ussery's previous position as Regional Vice President for the Central region. The region covers Middle Tennessee and Southern Kentucky. Bidwell most recently served as administrator of NHC HealthCare in Murfreesboro, Tennessee. Bidwell's honors include Administrator of the Year in 1996 and Center of the Year in 2003.

We believe that these management changes will help to assure that we meet our continuing goals to provide quality patient care and investor satisfaction at NHC.

NHI Lease Renewal - We lease 34 long-term health care centers and three retirement centers from National Health Investors. We have an option to renew this lease at fair market value in 2006. We are currently in negotiations with NHI regarding the terms of the new lease.

Earnings - To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. Rate increases from Medicare and Medicaid are expected to be modest in 2005 and may be largely offset by cost increases.

We recognize revenues associated with cost report settlements and requests for exceptions to routine cost limitations when the results of final cost report audits are known and when approvals of exception requests are assured. The three-year review period expired in 2004 for approximately $23,402,000 of routine cost limit exceptions and provisions. These exceptions and provisions have been eliminated from the amounts due to third party payors, which are payables to Medicare and Medicaid intermediaries, and have been recorded as revenue in the fourth quarter of 2004. However, we have received no additional cash payments during 2004 related to these amounts. These revenue amounts relate primarily to cost reports filed for 1997 and 1998 and preliminarily processed by the government intermediaries in 2001.

Growth - The long-term care industry has gone through a long period of financial distress caused by material reductions in government payments for services and dramatic increases in the cost of professional liability insurance. As a result, we have limited our expansion efforts and used cash generated from operations to repay debt and build liquidity.

In May 2004, we completed construction and opened a new health care facility in Franklin, Tennessee, which has 160 long-term care beds (47 of these beds came from an existing facility) and 46 assisted living units. Furthermore, we completed the construction of a 30 long-term care bed addition in Murfreesboro, Tennessee in August 2004. In the future, we will apply for Certificates of Need for additional beds in our own markets and also evaluate the feasibility of expansion into new markets through internal and external growth.

In 2005 we continue to develop an active hospice program in selected areas through our partnership with the recently formed Caris Healthcare and also explore opportunities to expand our home health care services.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors - Approximately 64% (2004) , 66% (2003), and 63% (2002) of our net revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized. For the cost report years 1997 and 1998, we have submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. We received preliminary intermediary approval on $14,186,000 of these requests in 2001 after settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al. We have, in addition, made provisions of approximately $12,761,000 for other various Medicare and Medicaid issues for current and prior year cost reports. Consistent with our revenue recognition policies, we will record revenues associated with the approved requests and the other various issues when the approvals, including the final cost report audits, are assured. The three-year review period expired in 2004 for approximately $22,310,000 of the routine cost limit exceptions and this amount was recorded as revenue in 2004 even though we received no cash payments for this revenue in 2004.

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

Professional liability is an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of December 31, 2004, we and/or our managed centers are defendants in 51 such claims inclusive of years 1995 through 2004. In addition, two lawsuits are currently pending relative to a tragic September 25, 2003 fire at our Nashville LLC skilled nursing subsidiary. This litigation is expected to take several years to complete and additional claims which are as yet unasserted may arise. It is possible that these claims plus unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all providers owned, leased or managed by us. The coverages include both primary policies and umbrella policies. For years 1999 and 2000, we maintain insurance coverage through third party insurance companies. For 2001, we have bought back the insurance policy we had through a third party insurance company and we are liable for any remaining claims. For 2002, we maintain primary coverage through our own insurance company with excess coverage provided by a third party insurance company. For 2004, we maintain both primary and excess coverage through our own insurance subsidiary. In all years, settlements, if any, in excess of insurance policy limits and our own reserves would be expensed by us.

Revenue Recognition - Uncertain Collections - We provide management services to certain long-term care facilities and to others we provide accounting and financial services. We generally charge 6% of net revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services. Generally our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided. However, there are certain of the third parties with which we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that the service revenue realization is uncertain and our policy is to recognize income only in the period in which the amounts are collected. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period. Certain of our accounts receivable from private paying patients and certain of our notes receivable are subject to credit losses. We have attempted to reserve for expected accounts receivable credit losses based on our past experience with similar accounts receivable and believe our reserves to be adequate.

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

Guarantees - We guarantee the debt of managed and other long-term health care centers ($7,424,000) and the debt of National and the ESOP ($9,951,000). We recorded a liability in the amount of $1,044,000 related to our guarantee of $3,000,000 of debt of six long-term health care centers in Florida. We recorded this liability based upon our estimate of the value of the underlying collateral of the loans. It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period.

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

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2004, 2003 and 2002.

Percentage of Net Revenues

Year Ended December 31,	2004	2003	2002

Revenues:
Net patient revenues	89.0%	89.4%	88.9%
Other revenues	11.0	10.6	11.1
Net revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	52.9	53.7	52.1
Other operating	28.7	27.4	27.7
Rent	7.9	8.8	9.0
Write-off of notes receivable	--	--	1.7
Depreciation and amortization	2.6	2.6	2.7
Interest	.2	.4	.8
Total costs and expenses	92.3	92.9	94.0
Income before income taxes	7.7%	7.1%	6.0%

The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)
	2004 vs. 2003		2003 vs. 2002
(dollars in thousands)	Amount	Percent	Amount	Percent

Revenues:
Net patient revenues	$41,930	9.9%	$15,301	3.8%
Other revenues	7,035	14.0	(689)	(1.4)
Net revenues	48,965	10.4	14,612	3.2
Costs and Expenses:
Salaries, wages and benefits	22,250	8.8	15,235	6.4
Other operating	19,846	15.3	2,671	2.1
Rent	(503)	(1.2)	215.5
Write-off of notes receivable	--	--	(7,960)	(100.0)
Depreciation and amortization	1,385	11.2	12.1
Interest	(781)	(37.5)	(1,402)	(40.3)
Total costs and expenses	42,197	9.6	8,771	2.0
Income Before Income Taxes	$ 6,768	20.3%	$ 5,841	21.3%

Our long-term health care services, including therapy and pharmacy services, provided 90% of net patient revenues in 2004, 2003, and 2002. Homecare programs provided 10% of net patient revenues in 2004, 2003, and 2002.

The overall census in owned, leased and debt guaranteed managed health care centers for 2004 and 2003 was 93.9% compared to 93.2% in 2002. We opened a new health care center located in Franklin, Tennessee with 160 long-term beds (46 of these beds came from an existing facility) and 46 assisted living units. Furthermore, we completed the construction of a 30 long-term bed addition located in Murfreesboro, Tennessee.

Approximately 75% (2004), 73% (2003), and 71% (2002) of our net patient revenues are derived from Medicare, Medicaid, and other government programs. As discussed above in the Application of Critical Accounting Policies section, amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries. See Application of Critical Accounting Policies for discussion of the effects that this revenue concentration and the uncertainties related to such revenues have on our revenue recognition policies.

2004 Compared to 2003

Results for 2004 include a 10.4% increase compared to 2003 in net revenues and a 20.3% increase in net income before income taxes.

As indicated in the tables shown above, our patient revenues for 2004 increased $41,930,000 or 9.9% compared to 2003. This increase reflects improved Medicaid and private pay rates. Medicare rate improvements in the fourth quarter increased our revenues by approximately $650,000. Improvements in Medicare rates granted through annual updates effective October 1, 2003 and 2004 have restored rates to pre-October 2002 levels. Our patient revenues were also increased by approximately $22,310,000 of Medicare and Medicaid adjustments from prior years. Our newly opened Cool Springs health care and assisted living center in Franklin, Tennessee, net of revenues from beds closed elsewhere, added revenue of approximately $4,436,000.

Other revenues this year increased $7,035,000 or 14.0% to $57,158,000. Other revenues in 2004 include management and accounting service fees of $20,504,000 ($14,299,000 in 2003) and insurance services revenue of $19,685,000 ($17,427,000 in 2003). The increase in management and accounting service fees is due in part to the recognition in 2004 of $5,706,000, including $2,938,000 from National, of fees received in 2004 but which had been doubtful of collection in prior years. During 2004, NHC provided management, accounting and financial services for 40 facilities as compared to 42 facilities during 2003.

The increase in insurance service revenues is due to increased premiums for professional liability insurance from our wholly-owned insurance subsidiary. The premiums charged are based upon actuarially determined estimates of potential liability.

Total costs and expenses for 2004 increased $42,197,000 or 9.6% to $481,774,000 from $439,577,000 in 2003. Salaries, wages and benefits, the largest operating costs of this service company, increased $22,250,000 or 8.8% to $276,114,000 from $253,864,000. Other operating expenses increased $19,846,000 or 15.3% to $149,562,000 for 2004 compared to $129,716,000 in 2003. Rent expense decreased $503,000 or 1.2% to $41,034,000. Depreciation and amortization increased 11.2% to $13,765,000. Interest costs decreased 37.5% to $1,299,000.

Increases in salaries, wages and benefits are due in part to increased numbers of employees due to newly opened long-term care beds and increased utilization in therapy and homecare services and to increased bonus and benefit programs compared to 2004. The increases in bonus and benefit programs result both from inflationary increases as well as from changes in the benefit programs.

Increases in other operating costs and expenses are due in part to increases in the costs of professional liability insurance, workers' compensation insurance and health insurance. Newly opened long-term care beds and higher utilization of our therapy and homecare services also contributed to the increases.

Decreased interest expense is primarily due to our $16,791,000 prepayment of long-term debt in December 2003 and $327,000 in May 2004. The weighted average interest rate for our debt increased to 5.7% in 2004 from 5.2% in 2003.

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

Medicare Rate Changes

Medicare payments to skilled nursing facilities (SNF's) were cut by approximately 12% effective October 1, 2002 and then increased only by approximately 6.3% effective October 1, 2003. We estimate that the October 2003 changes increased our quarterly revenues by $1,300,000, which is less than the approximately $2,200,000 reduction in quarterly Medicare revenue that began in October 2002.

Beginning October 1, 2004, Medicare rates to SNF's increased approximately 2.8%. In addition, the per diem for patients with Acquired Immune Deficiency Syndrome increased 128%. With the October 1, 2004 increases, Medicare rates paid to SNF's are finally greater than the pre-October 2002 levels as a result of annual updates, "Market basket" corrections and changes in geographical wage indexes.

These SNF Medicare changes also impact the revenues of the centers which we manage. Our fees to these centers are generally calculated as a percentage of revenues. The changes effect both the current amounts owed for management fees and the cash available to the centers to pay unpaid management fees from prior years. Our management fee revenues are reported as "Other Revenues" on the Statements of Income.

No additional material changes to Medicare reimbursement are expected until the Centers for Medicare and Medicaid Services (CMS) refines the current RUG III case-mix methodology.

Regarding Medicare payments for home health care services, effective October 1, 2002, homecare payment rates were decreased by seven percent from the prior year rates and the inflation update scheduled at 3.2 percent was reduced to a 2.1 percent increase. The changes resulted in an overall reduction of 4.9 percent in payment rates from prior year payment rates for home health care services effective October 1, 2002. Including these and other additional Medicare changes, our revenues for homecare services were reduced by $1.5 million in 2003.

Medicare payments for home health care services provided in rural areas increased by 5% effective April 1,2004, with a slight decrease (.8%) for non-rural areas. This change plus a 5% increase in the number of Medicare episodes provided resulted in an increase in our Medicare revenues for homecare services of $2.5 million in 2004.

Liquidity, Capital Resources and Financial Condition--

Net cash provided by operating activities for the year ended December 31, 2004, was $20,295,000 as compared to $45,407,000 for 2003. Cash provided by operating activities for the current year is composed of net income plus depreciation and increases in various accrued current liabilities including accrued risk reserves, offset by increases in accounts receivable partially by and decreases in accrued liabilities including amounts due third party payors which are payables to Medicare and Medicaid intermediaries. Cash flows decreased significantly in the current year compared to the prior year due primarily to the reduction of the amounts due to third party payors, which are payables to Medicare and Medicaid intermediaries. Depreciation increased due primarily to the completion of construction and placing in service a healthcare center located in Franklin, Tennessee and an addition to an existing healthcare center located in Murfreesboro, Tennessee.

Amounts due to third party payors, which are payable to Medicare and Medicaid intermediaries decreased $22,705,000 due to the recognition of revenue related to the expiration of the review period for routine limit cost exception requests which were originally approved in 2001. The increase in other current liabilities and accrued risks reserves accounted for $13,734,000 in 2004 and $13,112,000 in 2003 of the cash provided by operating activities. If the risks materialize as expected, which may not be finally known for several years, they will require the use of our restricted cash.

Cash used in investing activities totaled $8,573,000 for the year ended December 31, 2004, as compared to $17,435,000 used in investing activities for the year ended December 31, 2003. Cash used for property and equipment additions was $22,741,000 for the year ended December 31, 2004 and $24,425,000 in the comparable period in 2003. Investments in notes receivable totaled $7,972,000 in 2004 compared to $15,039,000 in 2003. Cash provided by net collections of notes receivable was $21,905,000 in 2004 compared to net collections in notes receivable in 2003 of $21,093,000. Cash used in the purchase of marketable securities was $218,000 in 2004 compared to $473,000 cash provided from the sale of marketable securities in 2003.

Construction costs included in additions to property and equipment includes $6,117,000 for partial construction of a new 160 long-term care bed/46 assisted living unit health care facility which opened in the first quarter of 2004. An additional $5,814,000 is for partial construction of a 30 long-term bed addition to an existing health care center scheduled for completion in the fourth quarter of 2004. Approximately $5,000,000 is for the installation of fire sprinklers, which we have undertaken to do at all of our owned and leased centers that are not already so equipped. The remaining $5,810,000 is for capital improvements at our 49 leased or owned centers.

Investments in notes receivable in 2004 includes our $7,376,000 investment in $15,000,000 (face value) of tax exempt bonds, related to a facility for which we previously guaranteed the debt.

Net cash used in financing activities totaled $15,020,000 for the year ended December 31, 2004 as compared to $34,565,000 in 2003. Payments on debt were $3,817,000 in 2004 compared to $6,720,000 in 2003. Increases in restricted cash totaled $9,947,000 compared to $28,942,000 in the prior year. Dividends paid to shareholders for the year were $4,379,000 compared to none in 2003. Collections of receivables from the exercise of stock options totaled $16,000 compared to $350,000 in 2003. Proceeds from the issuance of common stock, primarily from the exercise of stock options, total $3,017,000 compared to $1,167,000 in the prior period.

The increase in restricted cash is due primarily to the cash reserved for our accrued risk reserves, including professional liability claims, workers' compensation claims and health insurance claims, net of cash paid out for those claims.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2004 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$ 19,786	$ 2,265	$ 5,199	$11,849	$ 473
Guaranteed debt	1,044	--	--	--	1,044
Obligation to complete
construction	1,327	1,327	--	--	--
Obligation to purchase
senior secured notes from
financial institutions	9,372	9,372	--	--	--
Operating leases	102,275	44,295	57,980	--	--
Total Contractual Cash
Obligations	$133,804	$57,259	$63,179	$11,849	$1,517

Future cash obligations for interest expense have not been included in the above table. In 2004, our cash payments for interest were $1,299,000.

The guaranteed debt of $1,044,000 represents our estimated obligation under a loan guarantee to a long-term health care center. As discussed in the section "Debt Guarantees", the $9,372,000 obligation represents our estimated obligation under a written put option related to senior secured notes between National and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP") and certain lending institutions. In addition to the guaranteed debt obligation shown in the table above, we have guaranteed debt obligations of certain other entities totaling approximately $17,375,000. These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity are expected to be adequate to meet these contractual obligations and to finance our operating requirements, growth and development plans.

We started paying quarterly dividends in the second quarter of 2004 and anticipate the continuation of dividend payments as approved quarterly by the Board of Directors.

Guarantees and Related Third Party Exposure

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $17,375,000 at December 31, 2004 and include $7,424,000 of debt of managed and other long-term health care centers and $9,951,000 of debt of National and the ESOP.

The $7,424,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee.

The $9,951,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $16,048,000. Of this obligation, $6,097,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $9,951,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP and ultimately to the financial institutions. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000.

As of December 31, 2004, our maximum potential loss related to the aforementioned debt and financial guarantees is $18,419,000, which is the outstanding balance of the guaranteed debt obligations. We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.

Debt Cross Defaults--

The $6,097,000 senior secured notes and an additional $1,486,000 senior notes (repaid in 2004) were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $6,097,000 senior secured notes and our $9,951,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

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

On December 16, 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. Statement 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance". Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and as such, the Company is unable to assess the impact on the financial statements.

The FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. Statement 123R is applicable as of the first interim or annual reporting period that begins after June 15, 2005.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

INTEREST RATE RISK

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have minimal impact on our future earnings and cash flows related to these instruments.

Approximately $20.3 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

Approximately $1.8 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $13,000. As of December 31, 2004, $10.9 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $8.9 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $32,000.

We do not currently use any derivative instruments to hedge our interest rate exposure. We have not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by our senior officers.

EQUITY PRICE RISK

We consider the majority of our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of $5,668,000 and a 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately $5,668,000.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation and Subsidiaries as of December 31,2004 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National HealthCare Corporation and Subsidiaries at December 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Memphis, Tennessee

February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of National HealthCare Corporation

We have audited the accompanying consolidated balance sheet of National HealthCare Corporation as of December 31, 2003, and the related consolidated statements of income, cash flows and stockholders' equity for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National HealthCare Corporation at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for guarantees.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 9, 2004

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Income
(in thousands, except share and per share amounts)

Year Ended December 31	2004	2003	2002

Revenues:
Net patient revenues	$464,671	$422,741	$407,440
Other revenues	57,158	50,123	50,812
Net revenues	521,829	472,864	458,252

Costs and Expenses:
Salaries, wages and benefits	276,114	253,864	238,629
Other operating	149,562	129,716	127,045
Rent	41,034	41,537	41,322
Write-off of notes receivable	--	--	7,960
Depreciation and amortization	13,765	12,380	12,368
Interest	1,299	2,080	3,482
Total costs and expenses	481,774	439,577	430,806

Income Before Income Taxes	40,055	33,287	27,446
Income Tax Provision	16,083	13,335	11,009
Net Income	$ 23,972	$ 19,952	$ 16,437

Earnings Per Share:
Basic	$ 2.05	$ 1.72	$ 1.43
Diluted	$ 1.95	$ 1.65	$ 1.37

Weighted Average Shares Outstanding:
Basic	11,674,901	11,608,555	11,514,236
Diluted	12,281,181	12,059,986	11,974,042

Dividends Declared Per Share	$ .50	$ --	$ --

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

December 31	2004	2003

Assets
Current Assets:
Cash and cash equivalents	$ 40,601	$ 43,899
Restricted cash	71,436	61,489
Marketable securities	56,684	50,039
Accounts receivable, less allowance for doubtful
accounts of $4,893 and $6,751, respectively	45,875	40,315
Tax refund	6,311	--
Notes receivable	189	189
Notes receivable from ESOP	--	2,857
Inventories	5,259	5,041
Prepaid expenses and other assets	1,379	967
Total current assets	227,734	204,796

Property and Equipment:
Property and equipment, at cost	215,936	203,133
Accumulated depreciation and amortization	(110,605)	(106,928)
Net property and equipment	105,331	96,205

Other Assets:
Bond reserve funds, mortgage replacement reserves
and other deposits	101	129
Goodwill	3,033	3,033
Unamortized financing costs, net	349	467
Notes receivable	11,925	4,702
Notes receivable from NHR	--	14,924
Notes receivable from National	8,819	9,728
Notes receivable from ESOP	--	2,857
Deferred income taxes	14,616	14,232
Minority equity investments and other	1,209	1,320
Total other assets	40,052	51,392
Total assets	$373,117	$352,393

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

December 31	2004	2003

Liabilities and Stockholders' Equity

Current Liabilities:
Current portion of long-term debt	$ 2,267	$ 2,876
Trade accounts payable	10,529	9,412
Accrued payroll	32,843	30,898
Amounts due to third party payors	5,519	28,224
Accrued risk reserves	62,354	43,953
Deferred income taxes	5,980	3,932
Other current liabilities	7,526	12,445
Dividends payable	1,518	--
Accrued interest	69	69
Total current liabilities	128,605	131,809

Long-Term Debt, less Current Portion	16,025	19,000
Debt Serviced by Other Parties, less Current Portion	1,494	1,727
Other Noncurrent Liabilities	13,207	17,132
Deferred Lease Credit	5,452	6,245
Minority Interests in Consolidated Subsidiaries	874	812
Deferred Revenue	25,112	24,641
Commitments, Contingencies and Guarantees

Stockholders' Equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	--	--
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,219,451 and 11,662,805 shares,
respectively, issued and outstanding	122	116
Capital in excess of par value, less notes receivable	82,799	73,413
Retained earnings	79,866	61,791
Unrealized gains on marketable securities	19,561	15,707
Total stockholders' equity	182,348	151,027
Total liabilities and stockholders' equity	$373,117	$352,393

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

Year Ended December 31	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$ 23,972	$ 19,952	$ 16,437
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	13,615	12,262	12,126
Forgiveness and write-off of notes receivable	391	433	7,960
Provision for doubtful accounts receivable	2,175	55	3,283
Amortization of intangibles and deferred charges	118	118	242
Amortization of deferred income	(1,297)	(1,173)	(1,222)
Equity in earnings of unconsolidated investments	(342)	(330)	(297)
Deferred income taxes	(1,161)	(3,494)	(1,844)
Changes in assets and liabilities:
Accounts (and other) receivables	(7,687)	(2,219)	(2,311)
Inventories	(218)	(319)	(379)
Prepaid expenses and other assets	(412)	291	(374)
Trade accounts payable	1,117	1,252	970
Accrued payroll	1,945	390	(646)
Amounts due to third party payors	(22,705)	(1,613)	125
Accrued interest	--	(66)	(69)
Other current liabilities and accrued risk reserves	13,734	13,112	12,060
Entrance fee deposits	975	1,559	2,187
Other noncurrent liabilities	(3,925)	5,197	316
Net cash provided by operating activities	20,295	45,407	48,564
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment, net	(22,741)	(24,425)	(12,821)
Investments in notes receivable	(7,972)	(15,039)	(3,695)
Collections of notes receivable	21,905	21,093	5,581
Sale (purchase) of marketable securities, net	(218)	473	13,677
Distributions from unconsolidated investments and other	453	463	304
Net cash (used in) provided by investing activities	(8,573)	(17,435)	3,046
Cash Flows From Financing Activities:
Proceeds from debt issuance	--	--	46
Payments on debt	(3,817)	(6,720)	(25,380)
Increase in restricted cash	(9,947)	(28,942)	(13,939)
Increase in minority interests in consolidated subsidiaries	62	62	22
Dividends paid to shareholders	(4,379)	--	--
Purchase of common shares	--	(258)	--
Issuance of common shares	3,017	1,167	1,413
Collections of receivables from exercise of options	16	350	4,196
(Increase) decrease in bond reserve funds, mortgage
replacement reserves and other deposits	28	(57)	16
Increase in financing costs	--	(167)	(3)
Net cash used in financing activities	(15,020)	(34,565)	(33,629)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,298)	(6,593)	17,981
Cash and Cash Equivalents, Beginning of Period	43,899	50,492	32,511
Cash and Cash Equivalents, End of Period	$ 40,601	$ 43,899	$ 50,492

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(Continued)

Year Ended December 31	2004	2003	2002
(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 1,299	$ 2,146	$ 3,551

Cash payments for income taxes	$18,019	$11,639	$11,394

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Shareholders' Equity
(in thousands, except share amounts)

						Unrealized
			Receivables	Capital in		Gains (Losses)	Total
	Common Stock		from Sale	Excess of	Retained	on Marketable	Shareholders'
	Shares	Amount	of Shares	Par Value	Earnings	Securities	Equity

Balance at December 31, 2001	11,476,956	$114	$(4,995)	$71,109	$25,402	$ 4,448	$ 96,078
Net income	--	--	--	--	16,437	--	16,437
Unrealized gains on securities
(net of tax of $1,343)	--	--	--	--	--	2,017	2,017
Total comprehensive income							18,454
Collections of receivables	--	--	4,196	--	--	--	4,196
Shares sold - stock purchase plans	117,022	1	--	1,412	--	--	1,413

Balance at December 31, 2002	11,593,978	115	(799)	72,521	41,839	6,465	120,141
Net income	--	--	--	--	19,952	--	19,952
Unrealized gains on securities
(net of tax of $6,164)	--	--	--	--	--	9,242	9,242
Total comprehensive income							29,194
Collection and forgiveness of receivables	--	--	783	--	--	--	783
Shares sold - stock purchase plans	85,342	2	--	1,165	--	--	1,167
Shares repurchased	(16,515)	(1)	--	(257)	--	--	(258)

Balance at December 31, 2003	11,662,805	116	(16)	73,429	61,791	15,707	151,027
Net income	--	--	--	--	23,972	--	23,972
Unrealized gains on securities
(net of tax of $2,573)	--	--	--	--	--	3,854	3,854
Total comprehensive income							27,826
Tax benefit from exercise of stock options	--	--	--	6,359	--	--	6,359
Collections of receivables	--	--	16	--	--	--	16
Shares sold - stock purchase plans
(including 475,500 options exercised)	556,646	6	--	3,011	--	--	3,017
Dividends declared to common shareholders	--	--	--	--	(5,897)	--	(5,897)

Balance at December 31, 2004	12,219,451	$122	$ --	$82,799	$79,866	$19,561	$182,348

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

Generally, we operate, manage or provide services to long-term health care centers and associated assisted living centers, retirement centers and home health care programs located in Southeastern, Midwestern and Western states in the United States. The long-term health care environment has continually undergone changes with regard to Federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues. We continually monitor these industry developments as well as other factors that affect our business.

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

Net Patient Revenues--

Gross patient revenues are recorded on an accrual basis based on services rendered at amounts equal to our established rates. Approximately 72% of our net patient revenues in 2004 and 71% in 2003 and 2002 are from participation in Medicare and Medicaid programs.

Our patient revenues are derived primarily from skilled, intermediate and rehabilitative nursing services offered in long-term health care centers or in a patient's home. In some locations, we offer associated retirement center services and/or assisted living center services. Our goal is to offer a continuum of care, with patients passing from a retirement center or home care to assisted living or long-term nursing center care as their needs change.

We receive payments from the Medicare program under a prospective payment system ("PPS"). Under this PPS, for long-term care services. Medicare pays a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs. Amounts received from Medicaid programs are generally based on fixed rates subject to program cost ceilings.

For homecare services, Medicare pays based on the acuity level of the patient and based on episodes of care. An episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. Our providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode. The remaining balance due is paid following the submission of the final claim at the end of the episode. Revenues are recognized when services are provided based on the number of days of service rendered in the episode. Deferred revenue is recorded for payments received for which the related services have not yet been provided.

Allowances for contractual adjustments are recorded for the differences between our established rates and amounts paid by the Medicare and Medicaid programs and other third party payors. Contractual adjustments are deducted from gross patient revenues to determine net patient revenues.

All amounts earned under the Medicare, Medicaid and other governmental programs are subject to review by the payors. In the opinion of management, adequate provision and reserves have been made for any adjustments that may result from such reviews, including reviews related to the transition of payments to the PPS amounts. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized. NHC recorded $24,225,000 in 2004, $2,683,000 in 2003 and $4,010,000 in 2002 of net favorable settlements from Medicare and Medicaid for periods prior to the beginning of fiscal 2004, 2003 and 2002, respectively.

With respect to our long-term health care centers, for the cost report years 1997 and 1998 (which were subject to a retrospective reimbursement methodology), we submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. During 2001, we received preliminary approval on substantially all of our exception requests, which approvals total approximately $14,186,000. We have in addition made provisions of approximately $12,761,000 for various Medicare and Medicaid issues for current and prior years. We recognize revenues associated with the approved exception requests and provisions when the approvals are assured and the results of final cost report audits are known. These approvals and audit results are subject to further audit and review by the fiscal intermediaries for a three-year period. As such, the approved requests and cost report provisions have been included in amounts due to third party payors, which are payables to Medicare and Medicaid intermediaries, in the consolidated balance sheets. The three-year review period expired in 2004 for approximately $22,820,000 of routine cost limit exceptions and provisions. Therefore, these exceptions and provisions have been eliminated from the amounts due to third party payors in the consolidated balance sheets, and have been recorded as revenues in 2004. The amounts recorded during 2003 and 2002 were not significant.

Other Revenues--

As discussed in Note 5, other revenues include revenues from the provision of insurance, management and accounting services to other long-term care providers, guarantee fees, advisory fees from National Health Investors, Inc. ("NHI") and National Health Realty, Inc. ("NHR"), dividends and other realized gains on marketable securities, equity in earnings of unconsolidated investments, interest income, rental income, loss on disposal of assets and other income. We charge for management and accounting services based on a percentage of net revenues or based on a fixed fee per bed of the long-term care center under contract. Advisory fees are based on our contractual agreements with NHR and, through October 31, 2004 NHI, and are discussed in Notes 2 and 3. We generally record other revenues on the accrual basis based on the terms of our contractual arrangements. However, with respect to management and accounting services revenue and interest income from certain long-term care providers, including National Health Corporation ("National") and NHI, as discussed in Note 5, where collectibility is uncertain or subject to subordination to other expenditures of the long-term care provider, we recognize the revenues and interest income when the amounts are collected.

Provision for Doubtful Accounts--

The Company's allowance for doubtful accounts is estimated using current agings of accounts receivable, historical collections data and other factors. Management reviews these factors and determines the estimated provision for doubtful accounts. Historical bad debts have generally resulted from uncollectible private balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of operations. The provisions for doubtful accounts were $2,175,000, $55,000 and $3,650,000 for 2004, 2003 and 2002, respectively.

Property and Equipment--

We use the straight-line method of depreciation over the expected useful lives of property and equipment estimated as follows: buildings and improvements, 20-40 years and equipment and furniture, 3-15 years. The provision for depreciation includes the amortization of properties under capital leases.

Leasehold improvements attached to properties owned by NHI and NHR are depreciated over the non-cancelable respective lease terms using the straight-line method.

Expenditures for repairs and maintenance are charged against income as incurred. Betterments are capitalized. We remove the costs and related allowances from the accounts for properties sold or retired, and any resulting gains or losses are included in income. We include interest costs incurred during construction periods in the cost of buildings ($240,000 in 2004, $162,000 in 2003, and $40,000 in 2002).

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

Investments in Marketable Securities--

Our investments in marketable securities include available for sale securities, which are recorded at fair value. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

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

Concentration of Credit Risks--

Our credit risks primarily relate to cash and cash equivalents, restricted cash held by trustees, accounts receivable, marketable securities and notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded approximately 87% through Medicare, Medicaid, and other contractual programs and approximately 13% through private payors) and from other health care companies for management, accounting and other services. We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable. Marketable securities are held primarily in accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) and to secured notes receivable from officers, directors and supervisory employees (recorded as reductions in stockholder's equity in the consolidated balance sheets) as discussed in Notes 9 and 12. We also have notes receivable from NHR as discussed in Note 2 and from National and the National Health Corporation Leveraged Employee Stock Ownership Plan ("ESOP") as discussed in Note 4.

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

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

(dollars in thousands, except per share amounts)
December 31,	2004	2003	2002

Net income - as reported	$23,972	$19,952	$16,437
Net income - pro forma	23,422	19,809	16,176

Net earnings per share - as reported
Basic	$ 2.05	$ 1.72	$ 1.43
Diluted	1.95	1.65	1.37

Net earnings per share - pro forma
Basic	$ 2.01	$ 1.71	$ 1.41
Diluted	1.91	1.64	1.35

The weighted average fair value of options granted were $4.93, $6.85 and $8.69 for 2004, 2003 and 2002, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003 and 2002:

December 31,	2004	2003	2002
Dividend yield	2.76%	0%	0%
Expected volatility	34%	50%	50%
Expected lives	5 years	5 years	5 years
Risk-free interest rate	3.58%	5.56%	5.56%

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

Deferred Revenue--

Deferred revenue includes the deferred gain on the sale of assets to National (as discussed in Note 4), certain amounts related to episodic payments received by our home health care providers in advance of providing services (as discussed in Note 1) and entrance fees that have been and are currently being received upon reservation and occupancy of retirement center units for a continuing care retirement community we own. In accordance with the American Institute of Certified Public Accountants' Audit and Accounting Guide, "Health Care Organizations," the entrance fees have been recorded as deferred revenue. The refundable portion (90%) of the entrance fees is being recognized over the life of the facility while the non-refundable portion (10%) is being recognized over the remaining life expectancies of the residents.

Comprehensive Income--

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the consolidated financial statements as comprehensive income. We report our comprehensive income in the consolidated statements of stockholders' equity.

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

On December 16, 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. Statement 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance". Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and as such, the Company is unable to assess the impact on the financial statements.

The FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. Statement 123R is applicable as of the first interim or annual reporting period that begins after June 15, 2005.

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

During the initial term and each renewal term, we are obligated to pay NHR annual base rent on all 23 facilities of $15,405,000. In addition to base rent, in each year after 1999, we must pay percentage rent to NHR equal to 3% of the increase in the gross revenues of each facility. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent for 2004, 2003, and 2002 was approximately $1,295,000, $1,128,000, and $805,000, respectively. Each lease with NHR is a "triple net lease" under which we are responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities. We are obligated at our expense to maintain adequate insurance on the facilities' assets.

We have a right of first refusal with NHR to purchase any of the properties transferred from us should NHR receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

On October 1, 2000, we terminated our individual leases on nine Florida health care facilities owned by NHR. However, we remain obligated under our master lease agreement with NHR and continue to remain obligated to make the lease payments to NHR. Subsequently, the facilities were leased by NHR for a five year term to nine separate corporations, none of which we own or control. Lease payments received by NHR from the new lessees offset our lease obligations pursuant to the master operating lease. Through December 31, 2004, all such lease payments have been received by NHR and offset against our obligations.

At December 31, 2004, the approximate future minimum base rent commitments to be paid by us on non-cancelable operating leases with NHR are as follows:

	Total Commitments Including	Total Commitments
	Florida Facilities	Excluding Florida Facilities
2005	$15,405,000	$9,336,000
2006	15,405,000	9,336,000
2007	15,405,000	15,405,000
Thereafter	--	--

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

For our services under the NHR Advisory Agreement, we are entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses we incurred. During 2004, 2003, and 2002, our compensation under the NHR Advisory Agreement was $411,000, $467,000, and $493,000, respectively.

Pursuant to the NHR Advisory Agreement, NHR has agreed that as long as we are obligated on both the NHR Advisory Agreement and a similar Advisory Agreement with NHI, NHR would only do business with us and not compete with NHI. We are no longer obligated on the agreement with NHI and this restriction is no longer in place. However, NHR is limited in its capacity to grow due to limited capital resources.

Note Receivable from NHR--

In December 2003, in order to increase our return on previously uninvested cash, we loaned approximately $14,924,000 to NHR. NHR used the proceeds of the loan to exercise its right to repurchase certain first mortgage notes receivable which had previously been sold to NHI. While outstanding, the note from NHR required monthly interest payments at the 30 day LIBOR plus 2.25% or at 4%, whichever was greater. The entire promissory note was repaid in February 2004.

Investment in NHR Common Stock--

At December 31, 2004, we own 345,200 shares (or 3.6%) of NHR's outstanding common stock. We account for our investment in NHR common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.

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

In addition to base rent and debt service rent, we must pay percentage rent to NHI equal to 3% of the increase in the gross revenues of each facility. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent for 2004, 2003, and 2002 was approximately $4,124,000, $3,708,000, and $3,695,000, respectively.

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

As the result of a fire in a building leased from NHI by one of our limited liability company subsidiaries, the lease was terminated during the third quarter of 2004. A provision of the lease allowed that if substantial damage occurred during the lease term, we could terminate the lease with respect to the damaged property. Under the lease, NHC will have no obligation to repair the property and NHI will receive the entire insurance proceeds related to the building damage. We are obligated to continue to indemnify and hold harmless NHI from any and all demands arising from our use of the property. NHI retains the right to license the beds under the lease termination.

On October 1, 2000, we terminated our individual leases with NHI on four Florida long-term health care facilities. However, we remain obligated to NHI under our master lease agreement and continue to remain obligated to make the lease payments to NHI. Subsequently, the facilities were immediately leased by NHI for a five year term to four separate corporations, none of which we own or control. Lease payments received by NHI from the new lessees offset our lease obligations pursuant to the master operating lease. Through December 31, 2004, all such lease payments have been received by NHI and offset against our obligations.

Base rent expense to NHI was $19,355,000 in 2004, 2003 and 2002. Non-obligated debt service rent to NHI was $7,974,000 in 2004, $7,369,000 in 2003, and $6,828,000 in 2002. At December 31, 2004, the approximate future minimum base rent and non-obligated debt service rent to be paid by us on non-cancelable operating leases with NHI during the initial term are as follows:

	Total Commitments Including	Total Commitments
	Florida Facilities	Excluding Florida Facilities
2005	$28,890,000	$24,570,000
2006	27,170,000	22,850,000
Thereafter	--	--

Advisory Agreement--

Until November 1, 2004, we had an Advisory Agreement with NHI whereby we provided to NHI services related to investment activities and day-to-day management and operations. With respect to advisory services provided to NHI, we were subject to the supervision of and policies established by NHI's Board of Directors. Our executive management officers serve in the same executive positions for NHI.

During 2004, 2003, and 2002, our compensation under the NHI Advisory Agreement was $2,383,000, $2,597,000, and $2,479,000, respectively.

Effective November 1, 2004, our Advisory Agreement with NHI was assigned to HealthCare Advisors LLC, a new independent company formed by NHI's President and Board Chairman, W. Andrew Adams. Therefore, Mr. Adams has assumed the responsibilities of the Advisory Agreement. To assure independence from NHC, Mr. Adams has resigned as CEO and terminated his managerial responsibilities with NHC. He will outsource non-managerial functions of the Advisory Agreement such as payroll processing and the like to NHC. During the immediate future, Mr. Adams will remain on the NHC Board as Chairman, focusing on strategic planning, but will have no management involvement with NHC.

Management Services--

NHI operates certain long-term health care centers on which it has foreclosed, has accepted deeds in lieu of foreclosure or otherwise has obtained possession of the related assets. NHI has engaged us to manage these foreclosure properties. See Notes 1 and 5 for additional information on management fees recognized from NHI. During 2004 or prior, NHI sold or closed all of these properties and NHC now manages for others the properties that continue to operate.

Accounting Treatment of the Transfer--

We have accounted for the conveyance in 1991 of assets (and related debt) to NHI and the subsequent leasing of the real estate assets as a "financing/leasing" arrangement. Since we remain obligated on certain of the transferred debt, the obligated debt balances have been reflected on the consolidated balance sheets as debt serviced by other parties. As of December 31, 2004, we remain obligated on $1,723,000 of debt serviced by other parties. As we utilize the applicable real estate over the lease term, our consolidated statements of income will reflect the continued interest expenses on the obligated debt balances and the additional base and non-obligated debt service rents (as an operating expense) payable to NHI each year. We have indemnification provisions in our agreements with NHI if we are required to service the debt through a default by NHI.

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

Investment in NHI Common Stock --

At December 31, 2004, we own 1,049,300 shares (or 3.8%) of NHI's outstanding common stock. We account for our investment in NHI common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.

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

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due to or due from National from time to time. The maximum available borrowings under the line of credit are $2,000,000, the interest rate on the line of credit is prime plus one percent and the final maturity is January 1, 2008. NHC owes National $1,181,000 and $272,000 at December 31, 2004 and December 31, 2003, respectively, under this arrangement. These amounts have been included in (or netted against) notes receivable from National on the consolidated balance sheets. After January 1, 2008, we will no longer be obligated to make loans under the line of credit arrangement. We may, however, make short-term loans in the regular course of business.

ESOP Financing Activities--

During 1988, we obtained from National long-term financing of $8,500,000 for the construction of our headquarters building. National obtained its financing through the ESOP. The note requires quarterly principal and interest payments with interest at 9% and is secured by the headquarters building. At December 31, 2004 and 2003, the outstanding balance on the note was approximately $1,557,000 and $2,075,000, respectively, which is included in notes and other obligations in Note 10. The building is owned by a separate partnership of which we are the general partner and building tenants are limited partners. We own 69.7% of the partnership and consolidate the financial statements of the partnership in our consolidated financial statements. The cumulative equity in earnings of the partnership related to the limited partners' ownership is reflected in minority interests in consolidated subsidiaries. We have guaranteed the debt service of the building partnership.

In addition, our $6,097,000 senior secured notes described in Note 10 were financed by National. National obtained its financing through the ESOP. Our interest costs, financing expenses and principal payments with National are consistent with National and the ESOP's terms with their respective lenders. We also have agreed to guarantee $9,951,000 of additional debt of National and the ESOP that is not reflected in our consolidated financial statements. See Note 13 for additional information on guarantees. In May 2004, we repaid in full our senior notes in the approximate amount of $1,486,000.

During 1991, we borrowed $10,000,000 from National. The term note payable requires quarterly interest payments at 8.5%. The entire principal is due at maturity in 2008.

Payroll and Related Services--

The personnel conducting our business, including our executive management team, are employees of National and have ownership interest in National through their participation in the ESOP. National provides payroll services, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. Such costs totaling approximately $276,000,000, $254,000,000, and $239,000,000 for 2004, 2003 and 2002, respectively, are reflected as salaries, wages and benefits in the accompanying consolidated statements of income. The administrative fee paid to National for 2004, 2003, and 2002 was $2,303,000, $2,138,000, and $2,084,000, respectively. As of December 31, 2004 and 2003, we owed National $1,181,000 and $272,000, respectively, as a result of the differences between interim payments for payroll and benefits services costs that we made during the respective year and such actual costs. These receivables are included in (or netted against) notes receivable from National in the consolidated balance sheets. National maintains and makes contributions to its ESOP for the benefit of eligible employees.

Notes Receivable from the ESOP--

During 2000, we purchased at face value from NHI $23,200,000 of notes receivable due from the ESOP. NHI had purchased the note receivable from the previous holders which were banks. The total outstanding balance of the notes receivable was $-0- and $5,714,000 as of December 31, 2004 and 2003, respectively. The notes receivable represent funds that were originally obtained by the ESOP from outside lenders and loaned to National and subsequently loaned by National to NHI, NHR and NHC. In May 2004, the notes were repaid in full. NHI repaid $2,400,000 of the notes, NHR repaid $1,828,000 of the notes and we repaid $1,486,000 of the notes.

National's Ownership of Our Stock--

At December 31, 2004, National owns 1,217,147 shares (or approximately 10.0%) of our outstanding common stock.

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

(in thousands)
Year ended December 31,	2004	2003	2002

Insurance services	$19,685	$17,427	$12,363
Management and accounting service fees	20,504	14,299	21,553
Guarantee fees	36	148	181
Advisory fees from NHI	2,288	2,597	2,479
Advisory fees from NHR	419	467	493
Dividends and other realized gains on securities	3,439	3,268	3,087
Equity in earnings of unconsolidated investments	344	330	297
Interest income	6,325	6,162	5,451
Rental income	4,376	3,993	3,898
Gain (loss) on disposal of assets	(1,483)	246	(92)
Other	1,225	1,186	1,102
	$57,158	$50,123	$50,812

Management Fees from National--

During 2004, 2003 and 2002, National paid and we recognized $3,267,000, $356,000 and $4,255,000, respectively, of management fees and interest on management fees. Unrecognized and unpaid management fees from National total $7,238,000, $7,997,000 and $7,997,000 at December 31, 2004, 2003 and 2002, respectively. The receipt of payment for these fees is subject to collectibility issues and negotiation. Consistent with our policy, we will only recognize these unrecognized fees as revenues if and when cash is collected.

Management Fees from NHI--

During 2004, 2003, and 2002, we recognized $4,790,000, $1,392,000, and $1,465,000, respectively, of management fees from long-term care centers owned by NHI, which amounts are included in management and accounting service fees. Unrecognized and unpaid management fees from NHI total $12,333,000 and $10,165,000 at December 31, 2004 and 2003, respectively. The receipt of payment for these fees is subject to collectibility issues and negotiation. Consistent with our policy, we will only recognize these unrecognized fees as revenue if and when cash is collected.

Accounting Service Fees and Rental Income from Florida Centers--

During 2004, 2003, and 2002, we recognized $5,274,000, $5,368,000, and $4,960,000, respectively, of accounting services fees from long-term health care centers in Florida that we previously operated or managed. Amounts recognized are included in management and accounting service fees.

During 2004, 2003, and 2002, we also recognized $3,543,000, $3,548,000, and $3,623,000, respectively, of rental income from the divested operations of long-term health care centers in Florida related to our two owned facilities and the furniture, fixtures and leasehold improvements of 13 other facilities previously leased from NHI and NHR. These amounts are included in rental income.

Note 6 - Earnings Per Share:

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

(dollars in thousands, except per share amounts)
Year Ended December 31,	2004	2003	2002

Basic:
Weighted average common shares	11,674,901	11,608,555	11,514,236
Net income	$ 23,972	$ 19,952	$ 16,437
Earnings per common share, basic	$ 2.05	$ 1.72	$ 1.43

Diluted:
Weighted average common shares	11,674,901	11,608,555	11,514,236
Options	606,280	451,431	459,806
Assumed average common shares outstanding	12,281,181	12,059,986	11,974,042

Net income	$ 23,972	$ 19,952	$ 16,437
Earnings per common share, diluted	$ 1.95	$ 1.65	$ 1.37

Note 7 - Investments in Marketable Securities:

Our investments in marketable securities include available for sale securities. Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
December 31,	2004		2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
Marketable equity securities	$24,059	$53,706	$24,059	$47,216
U.S. government securities	2,147	2,150	1,927	1,956
Corporate bonds	802	828	804	867
	$27,008	$56,684	$26,790	$50,039

Included in the available for sale marketable equity securities are the following:

(in thousands)
December 31,		2004		2003
	Shares	Cost	Fair Value	Cost	Fair Value
NHI Common	1,280,442	$16,144,000	$37,363,000	$16,144,000	$31,857,000
NHR Common	363,200	3,045,000	7,268,000	3,045,000	7,155,000

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

(in thousands)
December 31,	2004		2003
		Fair		Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$1,802	$1,806	$ 300	$ 303
1 to 5 years	1,147	1,172	2,431	2,520
	$2,949	$2,978	$2,731	$2,823

Gross unrealized gains related to available for sale securities are $29,676,000 and $23,249,000 as of December 31, 2004 and 2003, respectively. There were no gross unrealized losses related to available for sale securities as of December 31, 2004 and 2003.

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2004, 2003 and 2002 were $300,000, $1,611,000, and $13,637,000, respectively. Gross investment gains of $-0-, $34,000, and $1,720,000 were realized on these sales during the years ended December 31, 2004, 2003 and 2002, respectively. Gross investment losses of $2,053,000 were realized on these sales during the year ended December 31, 2002.

Note 8 - Property and Equipment:

Property and equipment, at cost, consists of the following:

(in thousands)
December 31,	2004	2003
Land	$ 10,620	$ 10,620
Buildings and improvements	105,048	79,415
Furniture and equipment	94,529	91,048
Construction in progress	5,739	22,050
	$215,936	$203,133

At December 31, 2004, we have obligations to complete construction of approximately $1,327,000.

Note 9 - Notes Receivable:

At December 31, 2003, the outstanding principal balances of notes receivable from NHR, National and the ESOP were $14,924,000, $9,728,000 and $5,714,000, respectively. During 2004, the balance of the notes receivable from NHR and the ESOP have been repaid. At December 31, 2004, we have notes receivable from National of approximately $10,000,000.

In addition to our notes receivable from National, NHR and the ESOP, we have notes receivable from managed and other long-term health care centers, the proceeds of which were used by the long-term health care centers for construction costs, development costs incurred during construction and working capital during initial operating periods. The notes generally require monthly payments with maturities beginning in 2005 through 2007. Interest on the notes is generally at rates ranging from prime plus 2% to 7%. The collateral for the notes consists of first and second mortgages, certificates of need, personal guarantees and stock pledges. During 2002, based on analyses consistent with the provisions of SFAS 114, we concluded that two of our notes receivable were impaired and that write-downs were required. During the first quarter of 2002, we wrote-off a $2,760,000 mortgage note receivable from a long-term health care facility in Missouri. During the third quarter of 2002, we wrote-down $5,200,000 of a mortgage note receivable from a long-term health care facility in Tennessee. Our recorded investment in these impaired notes receivable was $-0- at December 31, 2004 and 2003 and $7,246,000 at December 31, 2002. With respect to these impaired notes receivable, during 2004, 2003 and 2002, our average recorded investment was $-0-, $5,309,000, and $14,076,000, respectively, and the interest income recognized was $-0-, $690,000, and $74,000, respectively. We continually monitor and evaluate the carrying amount of our notes receivable in accordance with SFAS 114.

In December 2003, we received full repayment (approximately $12,000,000) of the mortgage note receivable from the long-term health care facility located in Tennessee. The repayment resulted in a recovery of the mortgage note receivable previously written down by approximately $5,124,000. In order to repay NHC, the facility obtained financing from a commercial bank. As a part of the transaction, we agreed to purchase the loan from the lending bank in the event of a default and agreed to collateralize such purchase obligation with $12,000,000 of cash. Consistent with the provisions of FIN 45, we have recorded a liability for our guarantees in the amount of $5,124,000, which is included in other noncurrent liabilities on the consolidated balance sheet at December 31, 2003.

On July 30, 2004, a third party refinanced approximately $12,000,000 of the debt previously we guaranteed. The refinancing was accomplished by the sale of $15,000,000 (face value) of tax exempt bonds which NHC purchased. We believe that our risks related to this transaction are unchanged by these subsequent events and, therefore, we did not recognize any additional gains or losses.

As of December 31, 2004, we have accrued approximately $7,376,000 for potential losses as a result of our purchase of the tax exempt bonds. We continually monitor and evaluate the carrying amount of our notes receivable in accordance with SFAS 114.

Note 10 - Long-Term Debt, Debt Serviced by Other Parties and Lease Commitments:

Long-Term Debt and Debt Serviced by Other Parties--

Long-term debt and debt serviced by other parties consist of the following:

(dollars in thousands)	Weighted
	Average		Debt Serviced by
	Interest Rate	Maturities	Other Parties		Long-Term Debt
December 31,			2004	2003	2004	2003

Senior notes, secured, principal	variable,	2005-
and interest payable quarterly	3.4%	2009	$ --	$ --	$ 6,097	$ 7,442

Senior notes, repaid in 2004	--	--	--	--	--	1,486

Notes and other obligations,
principal and interest payable	variable,
periodically	5.2%	2005-2019	505	505	1,966	2,749

First mortgage revenue bonds,
principal payable periodically,	variable,
interest payable monthly	4.5%	2005-2010	1,218	1,421	--	--

Unsecured term note payable
to National, interest payable
quarterly, principal payable at
maturity	8.5%	2008	--	--	10,000	10,000
			1,723	1,926	18,063	21,677
Less current portion			(229)	(199)	(2,036)	(2,677)
			$1,494	$1,727	$16,027	$19,000

The $6,097,000 senior secured notes and the $1,486,000 senior notes (repaid in 2004) were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reflected in the table above as liabilities owed by us to the holders of the debt instruments rather than as liabilities owed to National and the ESOP.

Of the $1,966,000 notes and other obligations, $1,557,000 is owed to National. The note is secured by NHC's headquarters building.

The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 2004 are as follows:

		Debt Serviced
	Long-Term	By Other
	Debt	Parties	Total

2005	$ 2,036,000	$229,000	$ 2,265,000
2006	2,167,000	238,000	2,405,000
2007	2,547,000	247,000	2,794,000
2008	11,313,000	263,000	11,576,000
2009	--	273,000	273,000
Thereafter	--	473,000	473,000

Through a guarantee agreement, as discussed in Note 13, our $6,097,000 senior secured notes have cross-default provisions with other debt of National. Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and stockholders' equity by us and by National. All such covenants have been met by us and we believe that National is in compliance with or has obtained waivers or amendments to remedy all events of non-compliance with the covenants as of December 31, 2004.

Lease Commitments--

Operating expenses for the years ended December 31, 2004, 2003, and 2002 include expenses for leased premises and equipment under operating leases of $41,034,000, $41,537,000, and $41,322,000, respectively. See Notes 2 and 3 for the approximate future minimum rent commitments on non-cancelable operating leases with NHR and NHI.

Note 11 - Income Taxes:

The provision for income taxes is comprised of the following components:

(in thousands)
Year Ended December 31,	2004	2003	2002
Current Tax Provision
Federal	$14,136	$14,840	$11,381
State	2,632	1,989	1,472
	16,768	16,829	12,853
Deferred Tax Provision (Benefit)
Federal	(628)	(3,170)	(1,719)
State	(57)	(324)	(125)
	(685)	(3,494)	(1,844)
Income Tax Provision	$16,083	$13,335	$11,009

The deferred tax assets and liabilities, at the respective income tax rates, are as follows:

(in thousands)
December 31,	2004	2003
Current deferred tax asset:
Allowance for doubtful accounts receivable	$ 1,468	$ 2,088
Current liabilities	5,052	3,784
	6,520	5,872
Current deferred tax liability:
Unrealized gains on marketable securities	(11,869)	(9,296)
Other	(631)	(508)
	(12,500)	(9,804)
Net current deferred tax liability	$ (5,980)	$ (3,932)

Noncurrent deferred tax asset:
Financial reporting depreciation in excess of tax depreciation	$ 6,712	$ 6,917
Deferred gain on sale of assets	5,037	5,115
Guarantee obligation	2,950	2,050
Other	(83)	150
Net noncurrent deferred tax asset	$14,616	$14,232

The provision for income taxes is different than the amount computed using the applicable statutory federal and state income tax rate as follows:

(in thousands)
Year Ended December 31,	2004	2003	2002
Tax expense at statutory rates:
Federal	$13,462	$11,727	$ 9,561
State	2,575	1,665	1,347
Permanent differences and other	46	(57)	101
Effective tax expense	$16,083	$13,335	$11,009

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option price. During 2004, $6,359,000 was credited to additional paid-in capital.

NHC continually evaluates for tax related contingencies. Contingencies may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. We believe we have adequate provisions for tax contingencies. However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities. We believe we have made adequate provision for tax contingencies.

Note 12 - Stock Option Plan:

We have incentive option plans that provide for the granting of options to key employees and directors to purchase shares of common stock at no less than market value on the date of grant. Options issued to non-employee directors vest immediately. Options issued to employees vest over a six year period. The maximum term of the options is six years. The following table summarizes option activity:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2001	647,500	$ 6.88
Options granted	30,000	17.25
Options expired	(15,000)	30.75
Options outstanding at December 31, 2002	662,500	6.81
Options granted	60,000	19.60
Options exercised	(40,000)	10.54
Options expired	(40,000)	39.88
Options forfeited	(55,000)	12.99
Options outstanding at December 31, 2003	587,500	5.29
Options granted	1,298,000	21.18
Options exercised	(479,500)	3.13
Options forfeited	(23,000)	6.52
Options outstanding at December 31, 2004	1,383,000	20.83

			Weighted Average
Options	Exercise	Weighted Average	Remaining Contractual
Outstanding	Prices	Exercise Price	Life in Years

1,353,000	$17.25 to $27.01	$21.10	4.0
30,000	$4.75 to $10.40	$ 8.52	1.0
1,383,000

At December 31, 2004, 445,000 options outstanding are exercisable. The weighted average remaining contractual life of options outstanding at December 31, 2004 is 3.9 years.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions. The plan allows employees to terminate participation at any time.

In connection with the exercise of certain stock options, we have received 5.57% interest-bearing, full recourse notes in the amount of $16,000 at December 31, 2003. The notes were repaid in 2004.

During 2003, we accepted unexercised stock options for 55,000 shares of our common stock from a former employee and current member of our board of directors in satisfaction of that individual's $433,000 note payable to us. We recognized $433,000 of salaries, wages and benefits expense in the 2003 consolidated statement of income.

Note 13 - Contingencies and Guarantees:

Self Insurance

We have assumed certain self-insurance risks related to health insurance, workers' compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims is $62,354,000 and $43,953,000 at December 31, 2004 and 2003, respectively. The liability is included in accrued risk reserves in the consolidated balance sheets. The amounts are subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

Workers' Compensation

For workers' compensation, we utilize a wholly-owned Tennessee domiciled property/casualty insurance company to write coverage for NHC affiliates and for third-party customers. Policies are written for a duration of twelve months and cover only risks related to workers' compensation losses. All customers are companies which operate in the long-term care industry. Business is written on both an assumed and a direct basis. For the business written on an assumed basis the insurance company assumes only the first $750,000 of losses for each claim. For direct business, coverage is written for statutory limits and the insurance company's losses in excess of $500,000 per claim are covered by reinsurance.

For these insurance operations, the premium revenues reflected in the financial statements as "Other revenues" for 2004, 2003 and 2002, respectively, are $12,996,000, $10,641,000 and $6,847,000. Associated losses and expenses reflected in the financial statements as "Other operating costs and expenses" are $9,488,000, $5,543,000 and $4,003,000 for 2004, 2003 and 2002, respectively.

As a result of the terms of our insurance policies and our use of a wholly-owned insurance company, we have retained significant self insurance risk with respect to workers' compensation liability. We use independent actuaries to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations. It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

General and Professional Liability Lawsuits and Insurance

Nationwide, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of December 31, 2004, we and/or our managed centers are currently defendants in 51 such claims covering the years 1995 through December 31, 2004. Fourteen of these suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. In addition, two suits are currently pending in relation to the September 25, 2003 fire discussed below.

When bids were solicited for third party professional liability insurance coverage for 2002, only two companies would quote coverage. Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned licensed captive insurance company, incorporated in the Cayman Islands, for the purpose of managing the Company's losses related to these risks. Thus, during 2002, 2003 and 2004, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned insurance company. Policies are written for a duration of twelve months.

Our coverages for all years include primary policies and umbrella policies. For years 1999 through 2001, the policies contain a per incident deductible. In 2001, there is no aggregate limit on our potential deductible obligations. In 2002, the deductibles were eliminated and first dollar coverage is provided through the wholly-owned insurance company, while the excess coverage is provided by a third party insuror.

In 2003 and 2004, primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $11.0 million and $12.0 million, respectively, and a $7.5 million annual excess aggregate.

For these insurance operations, the premium revenues reflected in the financials as "Other revenues" for 2004, 2003 and 2002, respectively, are $16,848,000, $14,585,000, and $8,930,000. Associated losses and expenses in the financial statements as "Other operating costs and expenses" are $28,393,000, $11,707,000, and $6,405,000 for 2004, 2003 and 2002, respectively.

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

The fire produced extensive media coverage, specifically focused on the fact that health care centers, including hospitals, constructed prior to 1994 are not required by Tennessee law or regulations to be fully sprinkled if constructed with fire resistant materials. We have announced that irrespective of code standards, we will commence a process of fully sprinkling all facilities operated by NHC that are not already fully sprinkled. We have created through our National Health Foundation (a qualified 501(c)(3) charity) a patient and family relief fund, which is being administered separately from other funds of the Foundation by families of Nashville patients. The prayers and best wishes of the NHC family partners have gone forth to all patients and families affected by this fire. We are proactively seeking to resolve any questions and/or losses with our patients and their families, and will continue to do so until all matters are resolved. Of a total of 32 lawsuits filed against us, 30 have been settled and two lawsuits currently pending. The cases were consolidated in the Third Circuit Court for Davidson County, Tennessee. Discovery is ongoing in the remaining two cases. The Company plans to vigorously defend against the allegations in these lawsuits and seek settlements with residents and their families.

Additionally, in connection with the fire, we have incurred losses and costs associated with interruption of business, as we have closed the center for an indefinite period of time. For the year ended December 31, 2004, we have received or accrued $1,404,000 of insurance recoveries from third-party insurance carriers. These insurance recoveries have reduced our losses and costs and have been included in other operating expenses in the 2004 consolidated statement of income.

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

Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $17,375,000 at December 31, 2004 and include $7,424,000 of debt of managed and other long-term health care centers and $9,951,000 of debt of National and the ESOP.

The $7,424,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $9,951,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $16,048,000. As discussed in Note 10, $6,097,000 of this obligation has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $9,951,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP and ultimately to the financial institutions. Additionally, under the amended terms of these note agreements, the lending institutions have the right to put to us the entire outstanding balance of this debt on March 31, 2005. Upon exercise of this put option by the lending institutions, we would be obligated to purchase the then outstanding balance of these senior secured notes, which is estimated to be approximately $15,116,000.

As of December 31, 2004, our maximum potential loss related to the guarantees is $18,419,000, which is the outstanding balance of the guaranteed debt obligations. We have accrued approximately $1,044,000 for potential losses as a result of our guarantees, which is included in other noncurrent liabilities in the consolidated balance sheets.

Debt Cross Defaults--

Through a guarantee agreement, our senior secured notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements. Under the terms of one of National's debt obligations to financial institutions (total balance of $6,488,000 at December 31, 2004, none of which is our obligation), the lending institutions have the right to put the entire outstanding balance of the debt to National in March 2005. National plans to be able to refinance this debt prior to the put date or pay off the debt completely. However, if the lending institutions do exercise that put option and National is unable to purchase or refinance the entire outstanding balance of the debt, National's other debt along with our senior secured notes and substantially all of our other debt would be in default, which would have a material adverse effect on NHC's financial position, results of operations and cash flows.

Note 14 - Disclosures about Fair Value of Financial Instruments:

To meet the reporting requirements of Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", we calculate the fair value of financial instruments using discounted cash flow techniques. At December 31, 2004 and 2003, there were no material differences between the carrying amounts and fair values of our financial instruments.

Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Revenues	$119,944	$122,737	$128,116	$151,032
Net Income	3,953	4,784	6,458	8,777
Basic Earnings Per Share	.34	.41	.55	.75
Diluted Earnings Per Share	.33	.38	.52	.72

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Revenues	$113,205	$116,016	$119,086	$124,557
Net Income	3,423	4,672	5,294	6,563
Basic Earnings Per Share	.30	.40	.46	.56
Diluted Earnings Per Share	.28	.39	.44	.54

In the fourth quarter of 2004, our net revenues were increased by approximately $22,310,000 of Medicare and Medicaid adjustments from prior years. We received no cash payments for this revenue in 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 15, 2004, we announced the resignation of Ernst & Young LLP (EY) as our auditors effective upon completion of their review of the interim financial information for the second quarter of 2004 and filing of the Company's quarterly report on Form 10-Q for the quarter ending June 30, 2004. We subsequently announced on September 9, 2004, the appointment of BDO Seidman, LLP (BDO) as our new independent accountants.

During NHC's fiscal years ended December 31, 2002 and 2003 and from January 1, 2004 through June 15, 2004, there were no disagreements between NHC and EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to EY's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the fiscal years ended December 31, 2002 and 2003 and from January 1, 2004 through June 15, 2004.

The audit reports of EY on the consolidated financial statements of NHC and subsidiaries as of and for the fiscal years ended December 31, 2002 and 2003 and from January 1, 2004 through June 15, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During NHC's fiscal years ended December 2002 and 2003 and from January 1, 2004 through June 15, 2004, NHC did not consult with BDO regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2004, the president and principal accounting officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

We have audited management's assessment, included in the accompanying Management's Control Over Financial Reporting, that National HealthCare Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." National HealthCare Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that National HealthCare Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway, Commission (COSO). Also in our opinion, National HealthCare Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National HealthCare Corporation and Subsidiaries as of December 31, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended and our report dated February 18 , 2005 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

Memphis, Tennessee

February 18, 2005

Changes in Internal Controls - There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our President and Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with NHC have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information in our definitive 2005 proxy statement set forth under the caption Directors and Executive Officers of Registrant is hereby incorporated by reference.

Item 11. Executive Compensation.

The information in our definitive 2005 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in our definitive 2005 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information in our definitive 2005 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information in our definitive 2005 proxy statement set forth under the caption Committee Reports is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2) Financial Statement Schedules:

The Financial Statement Schedules and Reports of Independent Registered Public Accounting Firm on Financial Statement Schedules are listed in Exhibit 13.

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

NATIONAL HEALTHCARE CORPORATION

BY:/s/ Robert G. Adams
Robert G. Adams
President
Chief Executive Officer

Date: March 4, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 4, 2005, by the following persons on behalf of the registrant in the capacities indicated. Each director of the registrant whose signature appears below hereby appoints W. Andrew Adams and Richard F. LaRoche, Jr., and each of them severally, as his Attorney in Fact to sign in his name on his behalf as a director of the registrant and to file with the Commission any and all amendments of this report on Form 10-K.

/s/ Robert G. Adams	/s/ Richard F. LaRoche, Jr.
Robert G. Adams	Richard F. LaRoche, Jr.
Chief Executive Officer	Secretary and General Counsel
Director

/s/ W. Andrew Adams	/s/ Donald K. Daniel
W. Andrew Adams	Donald K. Daniel
Director	Senior Vice President and Controller
Principal Accounting Officer

/s/ Ernest G. Burgess	/s/ Lawrence C. Tucker
Ernest G. Burgess	Lawrence C. Tucker
Director	Director

/s/ J. Paul Abernathy	/s/ Emil E. Hassan
J. Paul Abernathy	Emil E. Hassan
Director	Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2004
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location
3.1	Charter	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

3.2	By-laws	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

10	Material Contracts	Incorporated by reference from Exhibits 10.1
thru 10.9 attached to Form S-4, (Proxy
Statement-Prospectus), as amended, Registration
No. 333-37185 (December 5, 1997)

10.11	Employee Stock Purchase Plan	Specifically incorporated by reference to Exhibit
A attached to Form S-4), Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

10.12	1997 Stock Option Plan	Incorporated by reference from 1997 Proxy
Statement/Prospectus filed on December 5, 1997

12	Statements Re: Computation of Ratios	Filed Herewith

13	Financial Statement Schedules	Filed Herewith

16	Letter Regarding Change in Certifying	Filed Herewith
Accountant

22	Subsidiaries of Registrant	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

23.1	Consent of Independent Registered Public
	Accounting Firm	Filed Herewith

23.2	Consent of Independent Registered Public	Filed Herewith
Accounting Firm

31	Section 302 CEO/CFO Certification	Filed Herewith

32	Section 906 CEO/CFO Certification	Filed Herewith

EXHIBIT 12
STATEMENT RE: COMPUTATION OF RATIOS
AS REQUIRED BY ITEM 601(b)(12) OF REGULATION S-K
NATIONAL HEALTHCARE CORPORATION

	December 31
	2004	2003	2002	2001	2000

Current Assets	$227,734	$204,796	$164,611	$149,360	$116,575

Current Liabilities	$128,605	$131,809	$114,077	$113,540	$103,621

Current Ratio	1.77	1.55	1.44	1.32	1.13

Long-Term Debt and Debt
Serviced by Other Parties	$ 17,519	$ 20,727	$ 28,172	$ 42,175	$ 57,763

Equity	$182,348	$151,027	$120,141	$ 96,078	$ 69,534

Long-Term Debt and Debt Serviced
by Other Parties to Equity	.10	.14	.23	.44	.83

Net Income	$ 23,972	$ 19,952	$ 16,437	$ 13,200	$ 10,218

Average Equity	$166,688	$135,584	$108,110	$ 82,806	$ 61,585

Return on Average Equity	14.4%	14.7%	15.2%	15.9%	16.6%

Total Liabilities	$160,205	$170,480	$154,934	$167,490	$173,257

Stockholders' Equity, Deferred Lease Credit
and Deferred Income	$212,912	$181,913	$150,641	$125,613	$ 99,790

Total Liabilities to Stockholders' Equity
and Deferred Income	.75	.94	1.03	1.33	1.73

EXHIBIT 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

The audit referred to in our report dated February 18, 2005 relating to the consolidated financial statements of National HealthCare Corporation, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Memphis, Tennessee

February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders of National HealthCare Corporation:

We have audited the consolidated financial statements of National HealthCare Corporation as of December 31, 2003 and for each of the two years in the period then ended, and have issued our report thereon dated February 9, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 referenced in Item 15 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Nashville, Tennessee

February 9, 2004

NATIONAL HEALTHCARE CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance-	Charged to	Charged to
	Beginning	Costs and	other		Balance-End
Description	of Period	Expenses	Accounts	Deductions(1)	of Period

For the year ended
December 31,
2002 - Allowance
for doubtful
accounts	$7,703	$3,283	$ --	$2,825	$8,161

For the year ended
December 31,
2003 - Allowance
for doubtful
accounts	$8,161	$ 55	$ --	$1,465	$6,751

For the year ended
December 31,
2004 - Allowance
for doubtful
accounts	$6,751	$2,175	$ --	$4,033	$4,893

__________
(1) Amounts written off, net of recoveries.

EXHIBIT 16

LETTER REGARDING CHANGE IN CERTIFYING ACCOUNTANT

August 16, 2004

Securities and Exchange Commission

450 Fifth Street, NW

Washington, DC 20549

Gentlemen:

We have read Item 4 of Form 8-K dated August 16, 2004, of National HealthCare Corporation and are in agreement with the statements contained in the first, second, fourth, fifth and sixth paragraphs therein. We have no basis to agree or disagree with other statements of the registrant contained therein.

/s/ Ernst & Young LLP

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

National HealthCare Corporation

Murfreesboro, Tennessee

We hereby consent to the incorporation by reference in (1) the Registration Statement (Form S-8 No. 333-61451) pertaining to the National HealthCare Corporation 1997 Stock Option and Stock Appreciation Rights Plan and (2) the Registration Statement (Form S-8 No. 333-61459) pertaining to the National HealthCare 1997 Employee Stock Purchase Plan, of our reports dated February 18, 2005, with respect to the consolidated financial statements, schedule and management's assessment of internal control over financial reporting of National HealthCare Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2004.

/s/BDO Seidman, LLP

Memphis, Tennessee

March 1, 2005

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in (1) the Registration Statement (Form S-8 No. 333-61451) pertaining to the National HealthCare Corporation 1997 Stock Option and Stock Appreciation Rights Plan and (2) the Registration Statement (Form S-8 No. 333-61459) pertaining to the National HealthCare 1997 Employee Stock Purchase Plan, of our reports dated February 9, 2004 with respect to the 2002 and 2003 consolidated financial statements and schedule of National HealthCare Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2004.

/s/ERNST & YOUNG LLP

Nashville, Tennessee

March 1, 2005

EXHIBIT 31

CERTIFICATION

I, Robert G. Adams, certify that:

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

Date: March 4, 2005

/s/ Robert G. Adams
Robert G. Adams
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

Date: March 4, 2005

/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 32

Certification of Annual Report on Form 10-K

of National HealthCare Corporation

For The Year Ended December 31, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Annual Report on Form 10-K for National HealthCare Corporation ("Issuer") for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Annual Report on Form 10-K of the Issuer for the annual period ended December 31, 2004.

This Certification is executed as of March 4, 2005.

/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National HealthCare Corporation and will be retained by National HealthCare Corporation and furnished to the Securities and Exchange Commission or its staff upon request.