Form 10-Q
period 2005-03-31
NATIONAL HEALTHCARE CORP
filed 2005-05-09
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ____________

Commission file number 001-13489

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

12,235,395 shares were outstanding as of May 2, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 116,332	$ 106,698
Other revenues	14,383	13,246
Net revenues	130,715	119,944

COSTS AND EXPENSES:
Salaries, wages and benefits	70,513	65,989
Other operating	37,096	33,475
Write-off of notes receivable	1,000	--
Rent	9,956	10,489
Depreciation and amortization	3,714	3,064
Interest	430	253
Total costs and expenses	122,709	113,270

INCOME BEFORE INCOME TAXES	8,006	6,674

INCOME TAX PROVISION	(3,092)	(2,721)

NET INCOME	$ 4,914	$ 3,953

EARNINGS PER SHARE:
Basic	$ .40	$ .34
Diluted	$ .39	$ .33

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,229,923	11,663,802
Diluted	12,753,635	12,121,950

COMMON DIVIDEND PER SHARE DECLARED	$ .125	$ --

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31	December 31
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 36,314	$ 40,601
Restricted cash	79,438	71,436
Marketable securities	53,653	56,684
Accounts receivable, less allowance for
doubtful accounts of $5,371 and $4,893	53,752	45,875
Tax refund	--	6,311
Notes receivable	189	189
Inventory at lower of cost (first-in,
first-out method) or market	5,460	5,259
Prepaid expenses and other assets	2,562	1,379
Total current assets	231,368	227,734

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	221,426	215,936
Less accumulated depreciation and amortization	(114,461)	(110,605)
Net property and equipment:	106,965	105,331

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	119	101
Goodwill	3,033	3,033
Unamortized financing costs, net	290	349
Notes receivable	10,866	11,925
Notes receivable from National	10,024	8,819
Deferred income taxes	15,335	14,616
Minority equity investments and other	1,163	1,209
Total other assets	40,830	40,052

	$379,163	$373,117

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2004 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31	December 31
	2005	2004
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 2,285	$ 2,267
Trade accounts payable	10,748	10,529
Accrued payroll	27,575	32,843
Amounts due to third-party payors	6,100	5,519
Accrued risk reserves	65,001	62,354
Deferred income taxes	3,757	5,980
Other current liabilities	14,067	7,526
Dividends payable	1,529	1,518
Accrued interest	270	69
Total current liabilities	131,332	128,605

LONG-TERM DEBT, LESS CURRENT PORTION	15,510	16,025
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	1,416	1,494
OTHER NONCURRENT LIABILITIES	13,207	13,207
DEFERRED LEASE CREDIT	5,253	5,452
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	907	874
DEFERRED REVENUE	28,242	25,112
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	--	--
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,235,395 and 12,219,451 shares,
respectively, issued and outstanding	122	122
Capital in excess of par value, less notes receivable	83,230	82,799
Retained earnings	83,251	79,866
Unrealized gains on marketable securities	16,693	19,561
Total shareholders' equity	183,296	182,348

	$379,163	$373,117

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2004 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$ 4,914	$ 3,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,655	3,050
Write down of notes receivable	1,000	--
Provision for doubtful accounts receivable	478	159
Amortization of intangibles and deferred charges	59	14
Amortization of deferred income	(103)	(196)
Deferred income	3,071	2,946
Equity in earnings of unconsolidated investments	(86)	(154)
Amortization of deferred lease credit	(199)	(194)
Deferred income taxes	(941)	(980)
Changes in assets and liabilities:
Accounts receivable	(8,355)	(9,602)
Tax refund	6,311	--
Inventory	(201)	31
Prepaid expenses and other assets	(1,183)	(956)
Accounts payable	219	4,610
Accrued payroll	(5,268)	(4,904)
Amounts due to third party payors	581	(27)
Accrued interest	201	(6)
Other current liabilities and accrued reserves	9,188	6,003
Entrance fee deposits	162	(220)
Net cash provided by operating activities	13,503	3,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(5,289)	(12,382)
Investment in notes receivable	(1,205)	(256)
Collection of notes receivable	59	4,781
Purchase of marketable securities, net	(1,748)	(223)
Distributions from unconsolidated investments	132	266
Net cash used in investing activities	(8,051)	(7,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(8,002)	(6,969)
Increase in minority interests in subsidiaries	33	23
Increase in bond reserve funds, mortgage replacement reserves
and other deposits	(18)	(50)
Issuance of common shares	341	24
Dividends paid to shareholders	(1,518)	--
Collection of receivables	--	16
Payments on debt	(575)	(1,681)
Net cash used in financing activities	(9,739)	(8,637)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,287)	(12,924)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,601	43,899
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,314	$ 30,975
Supplemental Information:
Cash payments for interest expense	$ 229	$ 259
Cash payments for income taxes	$ 3,586	$ 4,797

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share amounts)
(unaudited)

			Receivables			Unrealized	Total Share-
	Common Stock		from Sale	Paid in	Retained	Gains	holders'
	Shares	Amount	of Shares	Capital	Earnings	on Securities	Equity

Balance at 12/31/03	11,662,805	$116	$ (16)	$73,429	$61,791	$15,707	$151,027

Net income	--	--	--	--	3,953	--	3,953
Unrealized gains on securities (net of tax of $3,349)	--	--	--	--	--	5,025	5,025
Total comprehensive income							8,978
Shares sold	1,315	--	--	24	--	--	24
Collection of receivables	--	--	16	--	--	--	16

Balance at 3/31/04	11,664,120	$116	$ --	$73,453	$65,744	$20,732	$160,045

Balance at 12/31/04	12,219,451	$122	$ --	$82,799	$79,866	$19,561	$182,348

Net income	--	--	--	--	4,914	--	4,914
Unrealized losses on securities (net of tax of $1,911)	--	--	--	--	--	(2,868)	(2,868)
Total comprehensive income							2,046
Tax benefit from exercise of stock options	--	--	--	90	--	--	90
Shares sold	15,944	--	--	341	--	--	341
Dividends declared to common shareholders	--	--	--	--	(1,529)	--	(1,529)

Balance at 3/31/05	12,235,395	$122	$ --	$83,230	$83,251	$16,693	$183,296

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

Note 1 - CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation ("NHC" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2004 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons. Our audited December 31, 2004 financial statements are available at our web site: www.nhccare.com.

Note 2 - OTHER REVENUES

	Three Months Ended
	March 31
	2005	2004
	(in thousands)

Insurance services	$ 6,423	$ 4,881
Management and accounting service fee	3,386	3,949
Guarantee fees	158	31
Advisory fee from NHI	--	685
Advisory fee from HealthCare Advisors, LLC	313	--
Advisory fee from NHR	100	100
Dividends and other realized gains on securities	895	800
Equity in earnings of unconsolidated investments	85	155
Interest income	1,407	1,319
Rental income	1,003	1,015
Other	613	311
	$14,383	$13,246

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

For the three months ended March 31, 2005, we recognized management fees of approximately $192,000 and $492,000 from National and NHI, respectively. The management fees recognized from National and NHI include $24,000 and $65,000, respectively, of fees received in 2005, which had been doubtful of collection in prior years. Unrecognized and unpaid management fees from National and NHI total $7,896,000 and $13,234,000, respectively. The receipt of payment of these fees is subject to collectibility issues and negotiations. Consistent with our policy, we will only recognize these unrecognized fees and revenues if and when cash is collected.

Note 3 - GUARANTEES AND CONTINGENCIES

Guarantees and Related Events

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $16,758,000 at March 31, 2005 and include $7,386,000 of debt of managed and other long-term health care centers and $9,372,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $7,386,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of two long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 0.5% to 2.0% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $9,373,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $15,116,000. Of this obligation, $5,743,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $9,373,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingency purchase agreement has been removed.

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

As of March 31, 2005, we have accrued approximately $7,376,000 for potential loses as a result of our purchase of the tax exempt bonds.

We have recorded a liability in the amount of $1,044,000 related to our guarantee of $3,000,000 of debt of six long-term health care centers in Florida.

As of March 31, 2005, our maximum potential loss related to the aforementioned debt is $16,758,000 which is the outstanding balance of our guarantee. We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.

Debt Cross Defaults

In May 2004, we repaid our senior notes payable in the approximate amount of $327,000. Our $5,743,000 senior secured notes payable which are included as debt on our balance sheet were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $5,743,000 senior secured notes and our $9,373,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

Note 4 - NOTES RECEIVABLE

During the three months ended March 31, 2005, we recorded a $1,000,000 writedown of a note receivable due from a 120 bed long-term health care center in Missouri that we manage. The writedown was recorded as a result of the lack of increase in reimbursement rates, the cash flow of this center declined, and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statement No. 5 and 15", we concluded that the writedown of $1,000,000 was required.

Note 5 - NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entities. NHC has adopted FIN 46 effective March 31, 2004. The Company is not the primary beneficiary of any variable interest entity and, therefore, has not consolidated any additional entities as the result of adoption of FIN 46. The Company guarantees $10,389,000 of annual lease payments (through 2007) of 13 individual entities that operate 13 long-term health care facilities in Florida. The 13 individual entities, which lease the facilities from NHI and NHR, are each variable interest entities. The Company has also extended a working capital loan (outstanding balance of $1,597,000 at March 31, 2005) and has a 50% equity interest in a hospice company formed in 2003, which hospice company is also a variable interest entity. The Company is not the primary beneficiary of any of these variable interest entities. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is the guaranteed lease payments through 2007 and the outstanding balance of the working capital loan to the hospice company.

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

The FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. The new rule requires the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. Statement 123R is applicable as of the first interim or annual reporting period that begins after January 1, 2006.

Note 6 - LEGAL PROCEEDINGS AND INSURANCE

Nationwide, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of March 31, 2005, we and/or our managed centers are currently defendants in 53 such claims covering the years 1995 through March 31, 2005. Thirteen of these suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. In addition, two suits are currently pending in relation to the September 25, 2003 fire discussed below.

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

For these insurance operations, the premium revenues reflected in the accompanying financial statements as "Other revenues" for 2004, 2003 and 2002, respectively, are $16,848,000, $14,585,000, and $8,930,000. Associated losses and expenses in the accompanying financial statements presented or "classified" as "Other operating costs and expenses" are $28,393,000, $11,707,000, and $6,405,000 for 2004, 2003 and 2002, respectively.

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

Additionally, in connection with the fire, we have incurred losses and costs associated with interruption of business, as we have closed the center for an indefinite period of time. For the period ended March 31, 2005, we have received or accrued an immaterial amount of insurance recoveries from third-party insurance carriers. These insurance recoveries, when they occur, reduce our losses and costs and are included in other operating expenses in the consolidated statements of income.

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

Note 7 - LEASES WITH NATIONAL HEALTH INVESTORS, INC.

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

We have an option to renew our lease with NHI at fair market value in 2006. We are currently in negotiations with NHI regarding the terms of the new lease.

Note 8 - SERVICES AGREEMENT WITH HEALTHCARE ADVISORS, LLC

Until November 1, 2004, we had an Advisory Agreement with NHI whereby we provided to NHI services related to investment activities and day-to-day management and operations. During 2004, 2003, and 2002, our compensation under the NHI Advisory Agreement was $2,383,000, $2,597,000, and $2,479,000, respectively.

Effective November 1, 2004, NHC's Advisory Agreement with NHI was terminated. On that date, HealthCare Advisors, LLC ("Advisors"), a new independent company formed by Mr. W. Andrew Adams, under took to provide advisory services to NHI. Mr. Adams served as NHI's President and Board Chairman and as NHC's Chief Executive Officer and Board Chairman prior to November 1, 2004. Effective November 1, 2004 and to enhance independence from NHC, Mr. Adams resigned as NHC's Chief Executive Officer and terminated his managerial responsibilities with NHC. Mr. Adams remains on the NHC Board as Chairman, focusing on strategic planning, but will have no management involvement with NHC.

Effective November 1, 2004, NHC, through its wholly-owned subsidiary, Tennessee HealthCare Advisors, LLC ("THA") has entered into an agreement to provide financial, accounting, data processing and administrative services to Advisors. Under the agreement, THA provides to Advisors and, at the request of Advisors, to NHI, services related to accounting, data processing, administration and evaluation of investments. THA's role under the agreement is that of advisor and service provider, and THA in no way assumes responsibility for accounting, administrative, or investment decisions which are to be made by Advisors or NHI.

The term of the agreement is through December 31, 2005 and thereafter from year to year. However, either party may terminate the agreement at any time without cause upon 90 days written notice.

For our services under the agreement, we are entitled to compensation of $1,250,000 per year, payable monthly and annually inflated by 5%.

Note 9 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2005	2004
Basic:
Weighted average common shares	12,229,923	11,633,802
Net income	$ 4,914,000	$ 3,953,000
Earnings per common share, basic	$ .40	$ .34

Diluted:
Weighted average common shares	12,229,923	11,663,802
Options	523,712	458,148
Assumed average common shares outstanding	12,753,635	12,121,950

Net income	$ 4,914,000	$ 3,953,000
Earnings per common share, diluted	$ .39	$ .33

Note 10 - STOCK OPTION PLANS

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

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2004	1,383,000	20.83

Options exercised	(15,000)	27.01
Options outstanding at March 31, 2005	1,368,000	20.76

Options exercisable March 31, 2005	130,000	19.43

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

1,338,000	$17.25 to $27.01	$21.10	3.8

30,000	$4.75 to $10.40	$ 8.52	.8

1,368,000

The weighted average remaining contractual life of options outstanding at March 31, 2005 is 3.9 years.

Additionally, we have an employee stock purchase plan that allows employees to purchase shares of NHC common stock through payroll deductions. The plan allows employees to terminate participation at any time.

We have adopted the disclosure-only provisions of SFAS 123, as amended. As a result, no compensation cost has been recognized in the consolidated statements of income for our stock-based compensation plans. Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards in 2005 and 2004, consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

	Three Months Ended
	March 31
	2005	2004
	(dollars in thousands, except per share amounts)

Net income - as reported	$4,914	$3,953
Net income - pro forma	4,791	3,915

Net earnings per share - as reported
Basic	$ .40	$ .34
Diluted	$ .39	$ .33

Net earnings per share - pro forma
Basic	$ .39	$ .34
Diluted	$ .38	$ .32

The pre-tax weighted average fair value per share of options granted was $4.93 and $6.85 for 2004 and 2003, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005 and 2004:

Grant Date	4/20/04	3/24/04
Dividend yield	2.76%	3.96%
Expected volatility	34.0%	34.0%
Expected lives	5 years	5 years
Risk-free interest rate	3.58%	3.07%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation ("NHC" or the "Company") is a leading provider of long-term health care services. We operate or manage 74 long-term health care centers with 9,177 beds in 10 states and provide other services in two additional states. These operations are actually provided by separately funded and maintained subsidiaries. We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers. In addition, we provide management and accounting services to owners of long-term health care centers and advisory services to HealthCare Advisors, LLC and National Health Realty, Inc., ("NHR").

Areas of Focus

Accrued Risk Reserves - Our accrued professional liability reserves, workers' compensation reserves and health insurance reserves totaled $65,890,000 at March 31, 2005 and are a primary area of management focus. We have set aside restricted cash to fully fund our professional liability and workers' compensation reserves. The tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary increased these liabilities in 2003 and 2004 and, depending upon future events, may require additional adjustments in the future. We have settled 30 of the 32 lawsuits filed against the Company. We will continue to vigorously defend against the remaining allegations in the lawsuits and seek settlements with residents and their families. We have in the past and are currently undertaking steps to contain these costs.

As to the risks of fire, we will continue retrofitting in 2005 all of our owned and leased long-term care centers with fire sprinklers where not already equipped. We estimate the cost of this undertaking will be approximately $9,000,000 and we have incurred cumulative costs of approximately $3,460,000 through March 31, 2005. Furthermore, a fire safety consulting firm has been engaged to evaluate and modify, if necessary, our priority safety procedures. In addition, we are implementing a comprehensive fire safety training program at all of our centers to include, where feasible, local fire departments.

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

Management Transfers - Effective on November 1, 2004 W. Andrew Adams resigned from his position as CEO of the Company and President Robert G. Adams was elected CEO. W. Andrew Adams will remain on the NHC Board as Chairman, focusing on strategic planning, but will have no day to day managerial duties with NHC. Concurrently, NHC assigned its Advisory Agreement with National Health Investors, Inc. to an independent company owned by W. Andrew Adams.

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

In April 2005, we announced the employment of Steve Flatt to the newly created position of Senior Vice President of Development. Dr. Flatt will assume his role effective June 15, 2005.

Dr. Steve Flatt received his B.A. degree from Lipscomb University and an M.A. and a Ph.D. from George Peabody College of Vanderbilt University. Since 1997 he has served as the President of Lipscomb University. Prior to that, he served as President of Ezell Harding Christian School in Nashville, Tennessee and Vice President of Financial Affairs and Institutional Planning at Lipscomb.

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

Earnings - We recognize revenues associated with cost report settlements and requests for exceptions to routine cost limitations when the results of final cost report audits are known and when approvals of exception requests are assured. The three-year review period expired in 2004 for approximately $23,402,000 of routine cost limit exceptions and provisions. These exceptions and provisions were eliminated from the amounts due to third party payors, which are payable to Medicare and Medicaid intermediaries, and were recorded as revenue in the fourth quarter of 2004. However, we received no additional cash payments. These revenue amounts relate primarily to cost reports filed for 1997 and 1998 and preliminarily processed by the government intermediaries in 2001.

Growth - The long-term care industry has gone through a long period of financial distress caused by material reductions in government payments for services and dramatic increases in the cost of professional liability insurance. As a result, we have limited our expansion efforts and used cash generated from operations to repay debt and build liquidity.

In May 2004, we completed construction and opened a new health care center in Franklin, Tennessee, which has 160 long-term care beds (47 of these beds came from an existing facility) and 46 assisted living units. Furthermore, we completed the construction of a 30 long-term care bed addition in Murfreesboro, Tennessee in August, 2004. During 2005 we will apply for Certificates of Need for additional beds in our own markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers.

In 2005 we are continuing to develop an active hospice program in selected areas through our partnership with the recently formed Caris Healthcare and are also exploring opportunities to expand our home health care services.

We lease 34 long-term health care centers and three retirement centers from National Health Investors, Inc. We have an option to renew this lease at fair market value in 2006. We are currently in negotiations with NHI regarding the terms of the new lease.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors - Approximately 64% (2004), 66% (2003), and 63% (2002) of our net revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the third party payors. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized. For the cost report years 1997 and 1998, we have submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. We received preliminary intermediary approval on $14,186,000 of these requests in 2001 after settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al. We have, in addition, made provisions of approximately $12,761,000 for other various Medicare and Medicaid issues for current and prior year cost reports. Consistent with our revenue recognition policies, we will record revenues associated with the approved requests and the other various issues when the approvals, including the final cost report audits, are assured. The three-year review period expired in 2004 for approximately $22,310,000 of the routine cost limit exceptions and this amount was recorded as revenues in 2004 even though we will receive no additional cash payments.

Revenue Recognition - Private Pay - For private pay patients in skilled nursing or assisted living facilities, we bill room and board in advance for the current month with payment being due upon receipt of the statement in the month the services are performed. Charges for ancillary, pharmacy, therapy and other services to private patients are billed in the month following the performance of services. All billings are recognized as revenue when the services are performed.

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

Professional liability is an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of March 31, 2005, we and/or our managed centers are defendants in 51 such claims inclusive of years 1995 through 2004. In addition, two lawsuits are currently pending relative to a tragic September 25, 2003 fire at our Nashville LLC skilled nursing subsidiary. Litigation of the suits in which we are defendants is expected to take several years to complete and additional claims which are as yet unasserted may arise. It is possible that these claims plus unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all providers owned, leased or managed by us. The coverages include both primary policies and umbrella policies. For years 1999 and 2000, we maintain insurance coverage through third party insurance companies. For 2001, we have bought back the insurance policy we had through a third party insurance company and we are liable for any remaining claims. For 2002, we maintain primary coverage through our own insurance company with excess coverage provided by a third party insurance company. For 2004, we maintain both primary and excess coverage through our wholly-owned insurance subsidiary. In all years, settlements, if any, in excess of insurance policy limits and our own reserves would be expensed by us.

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

Potential Recognition of Deferred Income - During 1988, we sold the assets of eight long-term health care centers to National Health Corporation ("National"), our administrative general partner at the time of the sale. The resulting profit of $15,745,000 was deferred and will be amortized into income with the collection of the notes receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period. $10,000,000 of the previously deferred income will be recognized as income at the time of and in proportion to the collection of the associated $10,000,000 note. Additional deferred income of $2,000,000 will be reported when the company no longer has an obligation to advance the $2,000,000 working capital loan. The collection (or alternatively, the offset against certain payables to National) of up to $12,000,000 of notes receivable would result in the immediate recognition of up to $12,000,000 of pretax net income. Currently, the notes are due December 31, 2007.

Guarantees - We guaranteed the debt of managed and other long-term health care centers ($7,386,000) and the debt of National and the ESOP ($9,373,000). We recorded a liability in the amount of $1,044,000 related to our guarantee of $3,000,000 of debt of six long-term health care centers in Florida. We recorded this liability based upon our estimate of the value of the underlying collateral of the loan. It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period.

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

In the President's fiscal year 2006 budget request, the Administration has proposed a refinement of the Medicare resource utilization groups (RUGs) that would result in $25 billion in cuts to skilled nursing care over ten years. Further, the Administration has proposed more than $39 billion in Medicaid cuts also over ten years. The effect of these cuts on our future revenues, if implemented, cannot at this time be determined. The Centers for Medicare and Medicaid Services is currently preparing a report on skilled nursing facility payments that will recommend payment methodology changes to Congress.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Results for the three month period ended March 31, 2005 include a 9.0% increase in net revenues compared to the same period in 2004 and a 24.3% increase in net income.

Net patient revenues increased $9,634,000 or 9.0% compared to the same period last year. We estimate that the October 2004 Medicare rate increases for skilled nursing centers and homecare programs increased our revenues by approximately $850,000 for the quarter ended March 31, 2005. Medicaid rate changes that began July 1, 2004 increased our revenues this quarter by approximately $1,800,000. Our Cool Springs health care and assisted living center in Franklin, Tennessee, opened in May 2004 and a 30 long-term bed addition located in Murfreesboro, Tennessee opened in August 2004. These additions, net of revenues from beds closed elsewhere, added approximately $4,441,000 to net patient revenues. Finally, improved census and census mix increased our first quarter revenues compared to the same quarter last year.

The total census at owned and leased centers for the quarter averaged 94.0% compared to an average of 93.2% for the same quarter a year ago.

Other revenues increased $1,137,000 or 8.6% in 2005 to $14,383,000 from $13,246,000 in 2004. The increase is due primarily to increases in insurance service revenues. Insurance services revenues increased due to increased premiums for workers' compensation from our wholly-owned insurance subsidiary and increased premiums for health insurance. Other revenues also increased due to the recognition of a $285,000 gain on the sale of two certificates of need and a $313,000 increase in advisory fees from HealthCare Advisors, LLC.

Increases in other revenues were offset in part due to a reduction of approximately $685,000 in advisory fees from NHI and a reduction of approximately $563,000 in management and accounting service fees. As described in our critical accounting policies, revenues from accounting services fluctuate from period to period because collections for some customers are not certain of receipt. During the three months ended March 31, 2005, NHC provided management, accounting and financial services for 43 facilities as compared to 42 facilities during the three months ended March 31, 2004.

Total costs and expenses for the 2005 first quarter increased $9,439,000 or 8.3% to $122,709,000 from $113,270,000. Salaries, wages and benefits, the largest operating costs of this service company, increased $4,524,000 or 6.8% to $70,513,000 from $65,989,000. Other operating expenses increased $3,621,000 or 10.8% to $37,096,000 for the 2005 period compared to $33,475,000 in the 2004 period. Rent expense decreased $533,000 to $9,956,000 compared to $10,489,000 in the 2004 period. Depreciation and amortization increased $650,000 or 21.2% to $3,714,000 from $3,064,000. Interest costs increased $253,000 to $430,000.

Increases in salaries, wages and benefits are due to inflationary wage increases offset in part by approximately $484,000 in decreased workers compensation claims accrued. Increases in other operating costs are due to inflationary increases in the costs of health insurance offset in part by a $415,000 decrease in the costs of workers compensation insurance administration. In addition, salaries, wages and benefits and other operating expenses are increased due to the opening of our 160 long-term care beds and 46 assisted living units in May 2004 and 30 long-term care beds in August 2004.

Expenses this year also included a loss of $1,000,000 for the write-off of a note receivable. This note receivable is due from a 120-bed long-term health care center in Missouri that we manage. During the three months ended March 31, 2005, as a result of increased operating costs and the lack of increase in reimbursement rates, the cash flows of this center declined and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that a write-down of $1,000,000 was required. We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

Rent expense decreased primarily due to reductions in debt service rent. Also in 2004, leases were terminated for an 80-bed long-term health care center and a 124-bed long-term health care center located in Dawson Springs, Kentucky and Nashville, Tennessee, respectively.

The increase in interest costs is primarily due to recording capitalized interest of approximately $140,000 in the three month period ended March 31, 2004.

Liquidity and Capital Resources

Net cash provided by operating activities during the first three months of 2005 totaled $13,503,000 compared to $3,527,000 provided in the same period last year. Cash provided by operating activities is composed of net income plus depreciation and writedown of notes receivable and increases in accrued liabilities and reserves and deferred income and other non-current liabilities and tax refunds, offset by increases in accounts receivable and decreases in accrued payroll.

Cash flows used in investing activities during the first three months of 2005 totaled $8,051,000 compared to $7,814,000 used in investing activities in the same period in 2004. Cash used for additions to property and equipment totaled $5,289,000 in 2005 compared to $12,382,000 in 2004. Retrofitting of sprinkler systems has begun at six health care centers. We estimate the total cost of this undertaking to be approximately $9,000,000 and we have incurred cumulative costs of approximately $3,460,000 through March 31, 2005. Investments in notes receivable were $1,205,000 in 2005, compared to $256,000 used last year. Collections of notes receivable generated $59,000 in 2005 compared to $4,781,000 in 2004. Cash used to purchase marketable securities totaled $1,748,000 compared to $223,000 of cash used to purchase marketable securities in 2004. Distribution for unconsolidated investments totaled $132,000 in 2005 compared to $266,000 in 2004.

Cash used in financing activities totaled $9,739,000 in the first three months of 2005 compared to $8,637,000 used for the same period in 2004. Cash used for payments of debt totaled $575,000, dividend payments to shareholders totaled $1,518,000, and restricted cash increased $8,002,000 in 2005. In the prior year, cash flows used totaled $1,681,000 for payments on debt, $-0- for payments of dividends and $6,969,000 for increase in restricted cash. Restricted cash is primarily related to professional liability insurance, workers' compensation insurance and health insurance.

At March 31, 2005, our ratio of long-term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 8.2%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2005 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$ 19,211	$ 2,285	$15,144	$1,121	$ 661
Guaranteed debt	1,044	--	--	--	1,044
Obligation to complete
construction	1,698	1,698	--	--	--
Obligation to purchase
senior secured notes from
financial institutions	9,373	2,438	5,537	1,398	--
Operating leases	91,202	43,866	47,336	--	--
Total Contractual Cash
Obligations	$122,528	$50,287	$68,017	$2,519	$1,705

Future cash obligations for interest expense have not been included in the above table. During the three months ended March 31, 2005, our cash payments for interest were $229,000.

The guaranteed debt of $1,044,000 represents our estimated obligation under a loan guarantee to a long-term health care center. As discussed in the section "Debt Guarantees", the $9,393,000 obligation represents our estimated obligation related to senior secured notes between National and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP") and certain lending institutions. In addition to the guaranteed debt obligation shown in the table above, we have guaranteed debt obligations of certain other entities totaling approximately $7,386,000. These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

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

Guarantees and Contingencies

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $16,758,000 at March 31, 2005 and include $7,386,000 of debt of managed and other long-term health care centers and $9,372,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $7,386,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of two long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1.0% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $9,373,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $15,116,000. Of this obligation, $5,743,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $9,373,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingent purchase agreement has been removed.

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

As of March 31, 2005, we have accrued approximately $7,376,000 for potential loses as a result of our purchase of the tax exempt bonds.

Debt Cross Defaults

In May 2004, we repaid our senior notes payable in the approximate amount of $327,000. Our $5,743,000 senior secured notes which are included as debt on our balance sheet were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.

Through a guarantee agreement, our $5,743,000 senior secured notes and our $9,373,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entities. NHC has adopted FIN 46 effective March 31, 2004. The Company is not the primary beneficiary of any variable interest entity and, therefore, has not consolidated any additional entities as the result of adoption of FIN 46. The Company guarantees $10,389,000 of annual lease payments (through 2007) of 13 individual entities that operate 13 long-term health care facilities in Florida. The 13 individual entities, which lease the facilities from NHI and NHR, are each variable interest entities. The Company has also extended a working capital loan (outstanding balance of $1,597,000 at March 31, 2005) and has a 50% equity interest in a hospice company formed in 2003, which hospice company is also a variable interest entity. The Company is not the primary beneficiary of any of these variable interest entities. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is the guaranteed lease payments through 2007 and the outstanding balance of the working capital loan to the hospice company.

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

The FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. Statement 123R is applicable as of the first interim or annual reporting period that begins after January 1, 2006.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $19.3 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $1.8 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $14,000. As of March 31, 2005, $10.3 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $8.9 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $34,000.

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

Item 4. Controls and Procedures.

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to March 31, 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 6 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders.

(a) The annual meeting of the shareholders was held on May 3, 2005.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Re-election of W. Andrew Adams and Ernest G. Burgess, III to serve as directors for terms of three years or until their successors have been fully elected and qualified and to elect Emil E. Hassan to serve as director for a three year term or until his successor has been fully elected and qualified.

		Withholding
Nominee	Voting For	Authority

W. Andrew Adams	10,644,238	620,948
Ernest G. Burgess, III	10,585,279	679,907
Emil E. Hassan	11,043,338	221,848

PROPOSAL NO. 2: To ratify the implementation of the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan, pursuant to which 1,200,000 shares will be available to grant for stock options, employee stock purchase plan needs and physician stock purchase plan needs.

Voting For	Voting Against	Abstaining
7,959,019	1,603,789	17,992

PROPOSAL NO. 3. To ratify the implementation of the 2004 Non-Qualified Stock Option Plan pursuant to which 500,000 shares were granted in March 2004, which exceeded the number of options available for granting under the shareholder approved 2002 Stock Option Plan.

Voting For	Voting Against	Abstaining
8,645,585	906,274	28,940

PROPOSAL NO. 4: To ratify the Audit Committee's selection of BDO Seidman, LLP as independent auditors for the year ending December 31, 2005.

Voting For	Voting Against	Abstaining
11,228,879	31,792	4,516

Item 5. Other Information. None

Item 6. Exhibits.

(a) List of exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications
302 Certification of W. Andrew Adams
302 Certification of Donald K. Daniel

99	Additional Exhibits
906 Certification of Robert G. Adams
906 Certification of Donald K. Daniel

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date May 9, 2005	/s/ Robert G. Adams
Robert G. Adams
President
Chief Executive Officer

Date May 9, 2005	/s/ Donald K. Daniel
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

Date: May 9, 2005

/s/ Robert G. Adams
Robert G. Adams
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

Date: May 9, 2005

/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q

of National HealthCare Corporation

For The Quarter Ended March 31, 2005

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National HealthCare Corporation ("Issuer") for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended March 31, 2005.

This Certification is executed as of May 9, 2005.

/s/Robert G. Adams
Robert G. Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National HealthCare Corporation and will be retained by National HealthCare Corporation and furnished to the Securities and Exchange Commission or its staff upon request.