Form 10-Q
period 2005-06-30
NATIONAL HEALTHCARE CORP
filed 2005-08-04
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

12,245,395 shares were outstanding as of July 22, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 118,759	$ 107,262	$ 235,091	$ 213,960
Other revenues	15,571	15,475	29,954	28,721
Net revenues	134,330	122,737	265,045	242,681

COSTS AND EXPENSES:
Salaries, wages and benefits	72,071	66,053	142,584	132,042
Other operating	37,679	34,552	74,775	68,027
Write-off of notes receivable	--	--	1,000	--
Rent	10,855	10,429	20,811	20,918
Depreciation and amortization	3,728	3,380	7,442	6,444
Interest	378	290	808	543
Total costs and expenses	124,711	114,704	247,420	227,974

INCOME BEFORE INCOME TAXES	9,619	8,033	17,625	14,707

INCOME TAX PROVISION	(3,711)	(3,249)	(6,803)	(5,970)

NET INCOME	$ 5,908	$ 4,784	$ 10,822	$ 8,737

EARNINGS PER SHARE:
Basic	$ .48	$ .41	$ .88	$ .75
Diluted	$ .46	$ .38	$ .85	$ .71

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,240,890	11,671,786	12,235,437	11,667,794
Diluted	12,753,192	12,430,394	12,753,444	12,275,863

COMMON DIVIDEND PER SHARE DECLARED	$ .150	$ .125	$ .275	$ .250

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30	December 31
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 40,764	$ 40,601
Restricted cash	85,254	71,436
Marketable securities	57,535	56,684
Accounts receivable, less allowance for
doubtful accounts of $6,057 and $4,893	48,046	45,875
Tax refund	--	6,311
Notes receivable	189	189
Inventory at lower of cost (first-in,
first-out method) or market	5,332	5,259
Prepaid expenses and other assets	2,254	1,379
Total current assets	239,374	227,734

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	223,007	215,936
Less accumulated depreciation and amortization	(117,624)	(110,605)
Net property and equipment:	105,383	105,331

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	266	101
Goodwill	3,033	3,033
Unamortized financing costs, net	232	349
Notes receivable	10,853	11,925
Notes receivable from National	10,002	8,819
Deferred income taxes	15,261	14,616
Minority equity investments and other	1,171	1,209
Total other assets	40,818	40,052

	$385,575	$373,117

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2004 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30	December 31
	2005	2004
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 2,196	$ 2,267
Trade accounts payable	10,469	10,529
Accrued payroll	29,291	32,843
Amounts due to third-party payors	5,956	5,519
Accrued risk reserves	67,750	62,354
Deferred income taxes	5,070	5,980
Other current liabilities	8,466	7,526
Dividends payable	1,837	1,518
Accrued interest	265	69
Total current liabilities	131,300	128,605

LONG-TERM DEBT, LESS CURRENT PORTION	15,090	16,025
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	1,371	1,494
OTHER NONCURRENT LIABILITIES	14,098	13,207
DEFERRED LEASE CREDIT	5,053	5,452
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	931	874
DEFERRED REVENUE	27,597	25,112
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	--	--
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,245,395 and 12,219,451 shares,
respectively, issued and outstanding	122	122
Capital in excess of par value	83,395	82,799
Retained earnings	87,322	79,866
Unrealized gains on marketable securities	19,296	19,561
Total shareholders' equity	190,135	182,348

	$385,575	$373,117

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2004 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$10,822	$ 8,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,325	6,315
Write down of notes receivable	1,000	--
Provision for doubtful accounts receivable	1,164	642
Amortization of intangibles and deferred charges	117	129
Amortization of deferred income	(240)	(455)
Deferred income	2,048	1,869
Equity in earnings of unconsolidated investments	(101)	(175)
Amortization of deferred lease credit	(399)	(394)
Deferred income taxes	(1,171)	(1,560)
Changes in assets and liabilities:
Accounts receivable	(3,335)	(749)
Tax refund	6,311	--
Inventory	(73)	(120)
Prepaid expenses and other assets	(875)	(719)
Accounts payable	(60)	(576)
Accrued payroll	(3,552)	(3,426)
Amounts due to third party payors	437	225
Accrued interest	196	(7)
Other current liabilities and accrued reserves	6,336	13,449
Other noncurrent liabilities	891	--
Entrance fee deposits	677	600
Net cash provided by operating activities	27,518	23,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(7,377)	(16,443)
Investment in notes receivable	(1,205)	(653)
Collection of notes receivable	94	21,881
Purchase of marketable securities, net	(1,293)	78
Distributions from unconsolidated investments	139	441
Net cash provided by (used in) investing activities	(9,642)	5,304

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(13,818)	(15,202)
Proceeds from long-term debt	--	677
Increase in minority interests in subsidiaries	57	41
(Increase) decrease in bond reserve funds, mortgage replacement reserves
and other deposits	(165)	59
Issuance of common shares	389	120
Dividends paid to shareholders	(3,047)	(1,459)
Collection of receivables	--	16
Payments on debt	(1,129)	(2,731)
Net cash used in financing activities	(17,713)	(18,479)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	163	10,610
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,601	43,899
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,764	$ 54,509
Supplemental Information:
Cash payments for interest expense	$ 612	$ 550
Cash payments for income taxes, net of refunds	$ 2,016	$ 5,239

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share amounts)
(unaudited)

			Receivables			Unrealized	Total Share-
	Common Stock		from Sale	Paid in	Retained	Gains	holders'
	Shares	Amount	of Shares	Capital	Earnings	on Securities	Equity

Balance at 12/31/03	11,662,805	$116	$ (16)	$73,429	$61,791	$15,707	$151,027

Net income	--	--	--	--	8,737	--	8,737
Unrealized gains on securities (net of tax of $3,349)	--	--	--	--	--	825	825
Total comprehensive income							9,562
Shares sold	11,415	--	--	120	--	--	120
Dividends paid to common shareholders
($.25 per share)	--	--	--	--	(2,918)	--	(2,918)
Collection of receivables	--	--	16	--	--	--	16

Balance at 6/30/04	11,674,220	$116	$ --	$73,549	$67,610	$16,532	$157,807

Balance at 12/31/04	12,219,451	$122	$ --	$82,799	$79,866	$19,561	$182,348

Net income	--	--	--	--	10,822	--	10,822
Unrealized losses on securities (net of tax of $177)	--	--	--	--	--	(265)	(265)
Total comprehensive income							10,557
Tax benefit from exercise of stock options	--	--	--	207	--	--	207
Shares sold	25,944	--	--	389	--	--	389
Dividends declared to common shareholders	--	--	--	--	(3,366)	--	(3,366)

Balance at 6/30/05	12,245,395	$122	$ --	$83,395	$87,322	$19,296	$190,135

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

Note 2 - OTHER REVENUES

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(in thousands)

Insurance services	$ 5,840	$ 5,256	$12,263	$10,137
Management and accounting service fee	5,681	6,137	9,067	10,086
Guarantee fees	13	5	171	36
Advisory fee from NHI	--	685	--	1,370
Advisory fee from HealthCare Advisors, LLC	312	--	625	--
Advisory fee from NHR	100	91	200	191
Dividends and other realized gains on securities	901	805	1,796	1,605
Equity in earnings of unconsolidated investments	15	20	100	175
Interest income	1,610	1,072	3,017	2,391
Rental income	987	1,015	1,990	2,030
Other	112	389	725	700
	$15,571	$15,475	$29,954	$28,721

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

For the six months ended June 30, 2005, we recognized management fees of approximately $364,000 and none from National and NHI, respectively. The management fees recognized from National and NHI include $364,000 and none, respectively, of fees received in 2005, which had been doubtful of collection in prior years. For the six months ended June 30, 2004, we recognized management fees of approximately $2,284,000 from National which had been doubtful of collection in prior years. Unrecognized and unpaid management fees from National and NHI total $8,404,000 and $13,540,000, respectively. The receipt of payment of these fees is subject to collectibility issues and negotiations. Consistent with our policy, we will only recognize these unrecognized fees and revenues if and when cash is collected.

Note 3 - GUARANTEES AND CONTINGENCIES

Guarantees and Related Events

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $16,129,000 at June 30, 2005 and include $7,347,000 of debt of managed and other long-term health care centers and $8,782,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $7,347,000 of guarantees of debt of managed and other long-term health care centers relates to debt obligations of seven long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 0.5% to 2.0% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $8,782,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $14,163,000. Of this obligation, $5,381,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $8,782,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingency purchase agreement has been removed.

The $5,381,000 of senior secured notes payable and the $8,782,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

As of June 30, 2005, our maximum potential loss related to the aforementioned debt guarantees and financial guarantees is $16,129,000 which is the outstanding balance of our guarantees. We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.

Financial Guarantees--

As of June 30, 2005, we have accrued approximately $7,376,000 for potential losses as a result of our purchase of tax exempt bonds with a face amount of $15,000,000.

Note 4 - NOTES RECEIVABLE

In March, 2005, we recorded a $1,000,000 writedown of a note receivable due from a 120 bed long-term health care center in Missouri that we manage. The writedown was recorded as a result of the lack of increase in reimbursement rates and a resulting decline in the cash flows of the center. The center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statement No. 5 and 15", we concluded that the writedown of $1,000,000 was required.

Note 5 - VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entities. The Company is not the primary beneficiary of any variable interest entity and, therefore, has not consolidated any additional entities as the result of adoption of FIN 46. The Company guarantees $10,389,000 of annual lease payments (through 2007) of 13 individual entities that operate 13 long-term health care facilities in Florida. The 13 individual entities, which lease the facilities from NHI and NHR, are each variable interest entities. The Company has also extended a working capital loan (outstanding balance of $1,584,000 at June 30, 2005) and has a 50% equity interest in a hospice company formed in 2003, which hospice company is also a variable interest entity. The Company is not the primary beneficiary of any of these variable interest entities. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is the guaranteed lease payments through 2007 and the outstanding balance of the working capital loan to the hospice company.

Note 6 - NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

Note 7 - LEGAL PROCEEDINGS AND INSURANCE

Nationwide, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of June 30, 2005, we and/or our managed centers are currently defendants in 52 such claims covering the periods from 1995 through June 30, 2005. Ten of these suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. In addition, two suits are currently pending in relation to the September 25, 2003 fire discussed below.

When bids were solicited for third party professional liability insurance coverage for 2002, only two companies would quote coverage. Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned licensed captive insurance company, incorporated in the Cayman Islands, for the purpose of managing the Company's losses related to these risks. Thus, during 2002, 2003, 2004 and 2005, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned insurance company. Policies are written for a duration of twelve months.

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

In 2003, 2004 and 2005, primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $11.0 million in 2003, $12.0 million in 2004 and $13.0 million in 2005, and a $7.5 million annual excess aggregate in each of the three years.

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

Additionally, in connection with the fire, we have incurred legal fees, losses related to personal property damages and also costs associated with interruption of business, as we have closed the center. For the three month and six month periods ended June 30, 2005, we have recognized insurance recoveries from third-party insurance carriers which are immaterial in amount when netted against the related expenses. These insurance recoveries are included in other operating expenses in the consolidated statements of income.

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

Effective November 1, 2004, NHC's Advisory Agreement with NHI was terminated. On that date, HealthCare Advisors, LLC ("Advisors"), a new unrelated company formed by Mr. W. Andrew Adams, under took to provide advisory services to NHI. Mr. Adams served as NHI's President and Board Chairman and as NHC's Chief Executive Officer and Board Chairman prior to November 1, 2004. Effective November 1, 2004 and to enhance independence from NHC, Mr. Adams resigned as NHC's Chief Executive Officer and terminated his managerial responsibilities with NHC. Mr. Adams remains on the NHC Board as Chairman, focusing on strategic planning, but will have no management involvement with NHC.

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

Note 9 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Basic:
Weighted average common shares	12,240,890	11,671,786	12,235,437	11,667,794
Net income	$ 5,908,000	$ 4,784,000	$10,822,000	$ 8,737,000
Earnings per common share, basic	$ .48	$ .41	$ .88	$ .75

Diluted:
Weighted average common shares	12,240,890	11,671,786	12,235,437	11,667,794
Options	512,302	758,608	518,007	608,069
Assumed average common shares outstanding	12,753,192	12,430,394	12,753,444	12,275,863

Net income	$ 5,908,000	$ 4,784,000	$10,822,000	$ 8,737,000
Earnings per common share, diluted	$ .46	$ .38	$ .85	$ .71

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

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2004	1,383,000	20.83

Options exercised	(25,000)	18.11
Options granted	90,000	32.01
Options outstanding at June 30, 2005	1,448,000	20.76

Options exercisable June 30, 2005	210,000	25.52

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

1,373,000	$20.90 to $32.01	$21.82	3.8

75,000	$10.40 to $19.60	$16.83	2.2

1,448,000

The weighted average remaining contractual life of options outstanding at June 30, 2005 is 3.3 years.

Additionally, we have an employee stock purchase plan that allows employees to purchase shares of NHC common stock through payroll deductions. The plan allows employees to terminate participation at any time.

In May 2005, our shareholders approved the 2005 National HealthCare Corporation Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Right Plan.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)

Net income - as reported	$5,908	$4,784	$10,822	$8,737
Net income - pro forma	5,288	4,316	9,997	8,229

Net earnings per share - as reported
Basic	$ .48	$ .41	$ .88	$ .75
Diluted	$ .46	$ .38	$ .85	$ .71

Net earnings per share - pro forma
Basic	$ .43	$ .37	$ .82	$ .71
Diluted	$ .41	$ .35	$ .78	$ .67

The pre-tax weighted average fair value per share of options granted was $7.69 and $4.93 for 2005 and 2004, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005 and 2004:

Grant Date	5/3/05	4/20/04	3/24/04
Dividend yield	2.79%	2.76%	3.96%
Expected volatility	29.3%	34.0%	34.0%
Expected lives	5 years	5 years	5 years
Risk-free interest rate	3.81%	3.58%	3.07%

Note 11 - SUBSEQUENT EVENT

On July 28, 2005, we agreed to extend the terms of our lease of seven long-term car centers, six assisted living centers and one retirement center from NHR. The lease, which was previously scheduled to expire on December 31, 2007, was extended through 2017. The lease extension is on the same terms as the original lease except that the renewed agreement additionally clarifies the procedures for NHC to make bed additions at existing centers.

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

Areas of Focus

Accrued Risk Reserves - Our accrued professional liability reserves, workers' compensation reserves and health insurance reserves totaled $67,750,000 at June 30, 2005 and are a primary area of management focus. We have set aside restricted cash to fully fund our professional liability and workers' compensation reserves. The tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary increased these liabilities in 2003 and 2004 and, depending upon future events, may require additional adjustments in the future. We have settled 30 of the 32 lawsuits filed against the Company. We will continue to vigorously defend against the remaining allegations in the lawsuits and seek settlements with residents and their families. We have in the past and are currently undertaking steps to contain these costs.

As to the risks of fire, we will continue retrofitting in 2005 all of our owned and leased long-term care centers with fire sprinklers where not already equipped. We estimate the cost of this undertaking will be approximately $4,742,000 and we have incurred cumulative costs of approximately $3,960,000 through June 30, 2005. Furthermore, a fire safety consulting firm has been engaged to evaluate and modify, if necessary, our priority safety procedures. In addition, we have implemented a comprehensive fire safety training program at all of our centers to include, where feasible, local fire departments.

As to exposure for professional liability claims, we are utilizing performance certification criteria for our centers to measure and bring focus to the patient care issues most likely to produce professional liability exposure, including in-house acquired pressure ulcers, significant weight loss and numbers of falls. These programs for certification, which are continuing, have already produced measurable improvements in reducing these incidents. Our experience is that achieving goals in these patient care areas improves both patient and employee satisfaction. Furthermore, we are in the process of identifying and restructuring the ownership or management of our higher risk operations and locations to help NHC liability exposure.

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

In April 2005, we announced the employment of Steve Flatt to the newly created position of Senior Vice President of Development. Dr. Flatt assumed his role effective June 15, 2005.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors - Approximately 64% (2004), 66% (2003), and 63% (2002) of our net revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the third party payors. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized. For the cost report years 1997 and 1998, we have submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. We received preliminary intermediary approval on $14,186,000 of these requests in 2001 after settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al. We have, in addition, made provisions of approximately $12,761,000 for other various Medicare and Medicaid issues for current and prior year cost reports. Consistent with our revenue recognition policies, we will record revenues associated with the approved requests and the other various issues when the approvals, including the final cost report audits, are assured. The three-year review period expired in 2004 for approximately $22,310,000 of the routine cost limit exceptions and this amount was recorded as revenues in 2004 even though we received no additional cash payments.

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

Professional liability is an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of June 30, 2005, we and/or our managed centers are defendants in 52 such claims inclusive of years 1995 through 2005. In addition, two lawsuits are currently pending relative to a September 25, 2003 fire at our Nashville LLC skilled nursing subsidiary. Litigation of the suits in which we are defendants is expected to take several years to complete and additional claims which are as yet unasserted may arise. It is possible that these claims plus unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period. We maintain insurance coverage for incidents occurring in all providers owned, leased or managed by us. The coverages include both primary policies and umbrella policies. For years 1999 and 2000, we maintain insurance coverage through third party insurance companies. For 2001, we have bought back the insurance policy we had through a third party insurance company and we are liable for any remaining claims. For 2002, we maintain primary coverage through our own insurance company with excess coverage provided by a third party insurance company. For 2003 through 2005, we maintain both primary and excess coverage through our wholly-owned insurance subsidiary. In all years, settlements, if any, in excess of insurance policy limits and our own reserves would be expensed by us.

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

Guarantees - We guaranteed the debt of managed and other long-term health care centers ($7,347,000) and the debt of National and the ESOP ($8,782,000). We recorded a liability in the amount of $1,044,000 related to our guarantee to NHI of $3,000,000 of debt of six long-term health care centers in Florida. We recorded this liability based upon our estimate of the value of the underlying collateral of the loan. It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period. Tax Contingencies - NHC continually evaluates for tax related contingencies. Contingencies may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. We believe we have adequate provisions for tax contingencies. However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.

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

On July 28, 2005, the Centers for Medicare & Medicaid Services (CMS) published the final rule for skilled nursing facilities' Medicare Prospective Payment System (PPS) for Federal Fiscal Year 2006. Medicare payments to nursing homes will increase by $20 million in 2006, an improvement over earlier forecasts. This is CMS's resolution to the much anticipated Resource Utilization Groups (RUGs) refinement. CMS touts this new payment plan as a more accurate matching of service and payment.

In the final rule, CMS implements nine new RUGs in the rehab area. The final rule invokes the elimination of temporary add-on payments as Congress directed in the Balanced Budget Refinement Act of 1999 (BBRA). The final rule also includes other annual changes such as the inflationary market basket adjustment increase of 3.1% and geographical wage index adjustments.

CMS is also increasing the rates for all RUG groups to reflect variations in non-therapy ancillary costs not fully captured in the RUG refinements. This adjustment increases the case mix weight that applies to both nursing and non-therapy ancillary costs, and increases aggregate payments by about three percent. This is a permanent payment increase that will be integrated into the base line spending levels and be continued in future years.

The RUG refinements will be implemented on January 1, 2006. Revenues for the fourth quarter of 2005 will reflect the continuation of the temporary add-on payments.

The Company is currently reviewing the SNF PPS final rule to determine its financial impact.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

Results for the three month period ended June 30, 2005 include a 9.4% increase in net revenues compared to the same period in 2004 and a 23.5% increase in net income.

Net patient revenues increased $11,497,000 or 10.7% compared to the same period last year. We estimate that the October 2004 Medicare rate increases for skilled nursing centers and homecare programs increased our revenues by approximately $850,000 for the quarter ended June 30, 2005. Medicaid rate changes that began July 1, 2004 increased our revenues this quarter by approximately $1,800,000. Our Cool Springs health care and assisted living center in Franklin, Tennessee, opened in May 2004 and a 30 long-term bed addition located in Murfreesboro, Tennessee opened in August 2004. These additions, net of revenues from beds closed elsewhere, added approximately $4,156,000 to net patient revenues. Finally, improved census and census mix increased our second quarter revenues compared to the same quarter last year.

The total census at owned and leased centers for the quarter averaged 93.8% compared to an average of 93.7% for the same quarter a year ago.

Other revenues increased $96,000 or 0.6% in 2005 to $15,571,000 from $15,475,000 in 2004. The increase is due primarily to increases in insurance service revenues. Insurance services revenues increased $584,000 due to increased premiums from our wholly-owned insurance subsidiaries for professional liability, workers' compensation and health insurance. Other revenues also increased due to a $312,000 increase in advisory fees from HealthCare Advisors, LLC.

Increases in other revenues were offset in part due to a reduction of approximately $685,000 in advisory fees from NHI and a reduction of approximately $457,000 in management and accounting service fees. As described in our critical accounting policies, revenues from accounting services fluctuate from period to period because collections for some customers are not certain of receipt. During the three months ended June 30, 2005, NHC provided management, accounting and financial services for 43 facilities as compared to 41 facilities during the three months ended June 30, 2004.

Total costs and expenses for the 2005 second quarter increased $10,007,000 or 8.7% to $124,711,000 from $114,704,000. Salaries, wages and benefits, the largest operating costs of this service company, increased $6,018,000 or 9.1% to $72,071,000 from $66,053,000. Other operating expenses increased $3,127,000 or 9.1% to $37,679,000 for the 2005 period compared to $34,552,000 in the 2004 period. Rent expense increased $426,000 to $10,855,000 compared to $10,429,000 in the 2004 period. Depreciation and amortization increased $348,000 or 10.3% to $3,728,000 from $3,380,000. Interest costs increased $88,000 to $378,000.

Increases in salaries, wages and benefits are due to inflationary wage increases offset in part by approximately $808,000 in decreased workers compensation claims accrued. Increases in other operating costs are due mainly to inflationary increases in the costs of health insurance offset in part by a $779,000 decrease in the costs of workers compensation insurance administration. In addition, salaries, wages and benefits and other operating expenses are increased due to the opening of our 160 long-term care beds and 46 assisted living units in May 2004 and 30 long-term care beds in August 2004.

Rent expense increased primarily due to increased rent to NHI offset in part by the termination of a lease in 2004 for an 80-bed long-term health care center located in Dawson Springs, Kentucky.

The increase in interest costs is primarily due to recording capitalized interest of approximately $76,000 for construction projects financed internally in the prior year three month period ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

Results for the six month period ended June 30, 2005 include a 9.2% increase in net revenues compared to the same period in 2004 and a 23.9% increase in net income.

Net patient revenues increased $21,131,000 or 9.9% compared to the same period last year. We estimate that the October 2004 Medicare rate increases for skilled nursing centers and homecare programs increased our revenues by approximately $1,700,000 for the six months ended June 30, 2005. Medicaid rate changes that began July 1, 2004 increased our revenues this six months by approximately $3,600,000. Our Cool Springs health care and assisted living center in Franklin, Tennessee, opened in May 2004 and a 30 long-term bed addition located in Murfreesboro, Tennessee opened in August 2004. These additions, net of revenues from beds closed elsewhere, added approximately $9,140,000 to net patient revenues. Finally, improved census and census mix increased our six months revenues compared to the period last year.

The total census at owned and leased centers for the six months averaged 93.9% compared to an average of 94.0% for the same period a year ago.

Other revenues increased $1,233,000 or 4.3% in 2005 to $29,954,000 from $28,721,000 in 2004. The increase is due primarily to increases in insurance service revenues. Insurance service revenues increased $2,126,000 due to increased premiums from our wholly-owned insurance subsidiaries for professional liability, workers' compensation and health insurance. Other revenues also increased due to the recognition of a $285,000 gain on the sale of two certificates of need and a $625,000 increase in advisory fees from HealthCare Advisors, LLC.

Increases in other revenues were offset in part due to a reduction of approximately $1,370,000 in advisory fees from NHI and a reduction of approximately $456,000 in management and accounting service fees. As described in our critical accounting policies, revenues from accounting services fluctuate from period to period because collections for some customers are not certain of receipt. During the six months ended June 30, 2005, NHC provided management, accounting and financial services for 43 facilities as compared to 41 facilities during the six months ended June 30, 2004.

Total costs and expenses for the 2005 six months increased $19,446,000 or 8.5% to $247,420,000 from $227,974,000. Salaries, wages and benefits, the largest operating costs of this service company, increased $10,542,000 or 8.0% to $142,584,000 from $132,042,000. Other operating expenses increased $6,748,000 or 9.9% to $74,775,000 for the 2005 period compared to $68,027,000 in the 2004 period. Rent expense decreased $107,000 to $20,811,000 compared to $20,918,000 in the 2004 period. Depreciation and amortization increased $998,000 or 15.5% to $7,442,000 from $6,444,000. Interest costs increased $265,000 to $808,000.

Increases in salaries, wages and benefits are due to inflationary wage increases offset in part by approximately $1,292,000 in decreased workers compensation claims accrued. Increases in other operating costs are due mainly to inflationary increases in the costs of health insurance offset in part by a $1,195,000 decrease in the costs of workers compensation insurance administration. In addition, salaries, wages and benefits and other operating expenses are increased due to the opening of our 160 long-term care beds and 46 assisted living units in May 2004 and 30 long-term care beds in August 2004.

Expenses also included a loss of $1,000,000 for the write-off of a note receivable in March, 2005. This note receivable is due from a 120-bed long-term health care center in Missouri that we manage. During the six months ended June 30, 2005, as a result of increased operating costs and the lack of increase in reimbursement rates, the cash flows of this center declined and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that a write-down of $1,000,000 was required. We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

Rent expense decreased primarily due to reductions in rent paid to NHI. Also in 2004, leases were terminated for an 80-bed long-term health care center and a 124-bed long-term health care center located in Dawson Springs, Kentucky.

The increase in interest costs is primarily due to recording capitalized interest of approximately $215,000 for construction projects financed internally in the six month period ended June 30, 2004.

Liquidity and Capital Resources

Net cash provided by operating activities during the first six months of 2005 totaled $27,518,000 compared to $24,226,000 provided in the same period last year. Cash provided by operating activities is composed of net income plus depreciation and other non-cash items adjusted by changes in working capital.

Cash flows used in investing activities during the first six months of 2005 totaled $9,642,000 compared to $5,304,000 provided by investing activities in the same period in 2004. Cash used for additions to property and equipment totaled $7,377,000 in 2005 compared to $16,443,000 in 2004. Management is currently considering expansion projects at additional centers. Investments in notes receivable were $1,205,000 in 2005, compared to $653,000 used last year. Collections of notes receivable generated $94,000 in 2005 compared to $21,881,000 in 2004. The $21,881,000 of notes receivable collected in 2004 includes $14,900,000 from NHR and $6,900,000 of our ESOP notes receivable. Cash used to purchase marketable securities totaled $1,293,000 in 2005 compared to $78,000 produced by the sale of marketable securities in the 2004 period. Distribution for unconsolidated investments totaled $139,000 in 2005 compared to $441,000 in 2004.

Cash used in financing activities totaled $17,713,000 in the first six months of 2005 compared to $18,479,000 used for the same period in 2004. Cash used for payments of debt totaled $1,129,000, dividend payments to shareholders totaled $3,047,000, and restricted cash increased $13,818,000 in 2005. In the prior year, cash flows used totaled $2,731,000 for payments on debt, $1,459,000 for payments of dividends and $15,202,000 for increase in restricted cash. Restricted cash is primarily related to professional liability insurance, workers' compensation insurance and health insurance.

At June 30, 2005, our ratio of long-term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 8.9%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2005 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$ 18,657	$ 2,196	$15,185	$ 900	$ 376
Guaranteed debt	1,044	--	--	--	1,044
Obligation to complete
construction	724	724	--	--	--
Operating leases	80,127	43,435	36,692	--	--
Total Contractual Cash
Obligations	$100,552	$46,355	$51,877	$900	$1,420

Future cash obligations for interest expense have not been included in the above table. During the six months ended June 30, 2005, our cash payments for interest were $612,000.

The guaranteed debt of $1,044,000 represents our estimated obligation under a loan guarantee to a long-term health care center. We have guaranteed debt obligations of certain other entities totaling approximately $16,129,000. These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

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

New Accounting Pronouncements

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

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

*national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

*the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

*changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

*liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see "Note 5: Legal Proceedings);

*the ability of third parties for whom we have guaranteed debt to refinance certain short term debt obligations;

*the ability to attract and retain qualified personnel;

*the availability and terms of capital to fund acquisitions and capital improvements;

*the competitive environment in which we operate;

*the ability to maintain and increase census levels; and

*demographic changes.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $19,269,000 of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $1,775,000 of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $15,000. As of June 30, 2005, $10,572,000 of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $8,085,000 of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $33,000.

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

Item 4. Controls and Procedures.

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to June 30, 2005.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date August 3, 2005	/s/ Robert G. Adams
Robert G. Adams
President
Chief Executive Officer

Date August 3, 2005	/s/ Donald K. Daniel
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

Date: August 3, 2005

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

Date: August 3, 2005

/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q

of National HealthCare Corporation

For The Quarter Ended June 30, 2005

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National HealthCare Corporation ("Issuer") for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended June 30, 2005.

This Certification is executed as of August 3, 2005.

/s/Robert G. Adams
Robert G. Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National HealthCare Corporation and will be retained by National HealthCare Corporation and furnished to the Securities and Exchange Commission or its staff upon request.