Form 10-Q
period 2005-09-30
NATIONAL HEALTHCARE CORP
filed 2005-11-09
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act).
Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No

There were 12,245,395 shares were outstanding as of November 1, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 119,578	$ 112,235	$ 354,669	$ 326,195
Other revenues	18,145	15,881	48,099	44,602
Net revenues	137,723	128,116	402,768	370,797

COSTS AND EXPENSES:
Salaries, wages and benefits	72,073	68,007	214,657	200,049
Other operating	38,083	35,426	112,858	103,453
Write-off of notes receivable	--	--	1,000	--
Rent	10,424	9,827	31,235	30,745
Depreciation and amortization	3,759	3,624	11,201	10,068
Interest	387	379	1,195	922
Total costs and expenses	124,726	117,263	372,146	345,237

INCOME BEFORE INCOME TAXES	12,997	10,853	30,622	25,560

INCOME TAX PROVISION	(5,030)	(4,395)	(11,833)	(10,365)

NET INCOME	$ 7,967	$ 6,458	$ 18,789	$ 15,195

EARNINGS PER SHARE:
Basic	$ .65	$ .55	$ 1.54	$ 1.30
Diluted	$ .62	$ .52	$ 1.47	$ 1.23

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,245,395	11,674,212	12,239,684	11,669,955
Diluted	12,795,922	12,432,498	12,768,531	12,325,124

COMMON DIVIDEND PER SHARE DECLARED	$ .150	$ .125	$ .425	$ .375

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30	December 31
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 45,115	$ 40,601
Restricted cash	86,611	71,436
Marketable securities	57,070	56,684
Accounts receivable, less allowance for
doubtful accounts of $6,431 and $4,893	56,036	45,875
Tax refund	--	6,311
Notes receivable	189	189
Inventory at lower of cost (first-in,
first-out method) or market	5,595	5,259
Prepaid expenses and other assets	1,688	1,379
Total current assets	252,304	227,734

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	226,932	215,936
Less accumulated depreciation and amortization	(121,364)	(110,605)
Net property and equipment:	105,568	105,331

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	97	101
Goodwill	3,033	3,033
Unamortized financing costs, net	176	349
Notes receivable	10,819	11,925
Notes receivable from National	10,000	8,819
Deferred income taxes	15,844	14,616
Minority equity investments and other	1,226	1,209
Total other assets	41,195	40,052

	$399,067	$373,117

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2004 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30	December 31
	2005	2004
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 2,344	$ 2,267
Trade accounts payable	9,421	10,529
Accrued payroll	36,737	32,843
Amounts due to third-party payors	5,423	5,519
Accrued risk reserves	70,284	62,354
Deferred income taxes	4,822	5,980
Other current liabilities	10,154	7,526
Dividends payable	1,837	1,518
Accrued interest	63	69
Total current liabilities	141,085	128,605

LONG-TERM DEBT, LESS CURRENT PORTION	14,430	16,025
DEBT SERVICED BY OTHER PARTIES, LESS CURRENT PORTION	1,325	1,494
OTHER NONCURRENT LIABILITIES	14,004	13,207
DEFERRED LEASE CREDIT	4,854	5,452
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	1,089	874
DEFERRED REVENUE	26,295	25,112
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	--	--
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,245,395 and 12,219,451 shares,
respectively, issued and outstanding	122	122
Capital in excess of par value	83,395	82,799
Retained earnings	93,452	79,866
Unrealized gains on marketable securities	19,016	19,561
Total shareholders' equity	195,985	182,348

	$399,067	$373,117

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2004 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$18,789	$15,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,028	9,830
Write down of notes receivable	1,000	--
Provision for doubtful accounts receivable	1,538	887
Amortization of intangibles and deferred charges	173	124
Amortization of deferred income	(535)	(473)
Deferred income	1,024	934
Equity in earnings of unconsolidated investments	(164)	(238)
Amortization of deferred lease credit	(598)	(593)
Deferred income taxes	(1,817)	(2,024)
Changes in assets and liabilities:
Accounts receivable	(11,699)	(13,685)
Tax refund	6,311	--
Inventory	(336)	(268)
Prepaid expenses and other assets	(309)	(178)
Accounts payable	(1,108)	552
Accrued payroll	3,894	4,219
Amounts due to third party payors	(96)	324
Accrued interest	(6)	211
Other current liabilities and accrued reserves	10,558	12,643
Other noncurrent liabilities	797	(4,969)
Entrance fee deposits	694	1,152
Net cash provided by operating activities	39,138	23,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(11,265)	(21,467)
Investment in notes receivable	(1,205)	(8,644)
Collection of notes receivable	130	21,882
Purchase of marketable securities, net	(1,293)	(219)
Distributions from unconsolidated investments	147	446
Net cash used in investing activities	(13,486)	(8,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	(15,175)	4,918
Increase in minority interests in subsidiaries	215	97
Decrease in bond reserve funds, mortgage replacement reserves
and other deposits	4	24
Issuance of common shares	389	123
Dividends paid to shareholders	(4,884)	(2,919)
Collection of receivables	--	16
Payments on debt	(1,687)	(3,284)
Net cash used in financing activities	(21,138)	(1,025)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,514	14,616
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,601	43,969
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,115	$ 58,585
Supplemental Information:
Cash payments for interest expense	$ 1,201	$ 711
Cash payments for income taxes, net of refunds	$ 7,320	$ 8,520

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share amounts)
(unaudited)

			Receivables			Unrealized	Total Share-
	Common Stock		from Sale	Paid in	Retained	Gains	holders'
	Shares	Amount	of Shares	Capital	Earnings	on Securities	Equity

Balance at 12/31/03	11,662,805	$116	$ (16)	$73,429	$61,791	$15,707	$151,027

Net income	--	--	--	--	15,195	--	15,195
Unrealized gains on securities (net of tax of $3,349)	--	--	--	--	--	2,631	2,631
Total comprehensive income							17,826
Shares sold	11,515	--	--	123	--	--	123
Dividends paid to common shareholders
($.25 per share)	--	--	--	--	(4,378)	--	(4,378)
Collection of receivables	--	--	16	--	--	--	16

Balance at 9/30/04	11,674,320	$116	$ --	$73,552	$72,608	$18,338	$164,614

Balance at 12/31/04	12,219,451	$122	$ --	$82,799	$79,866	$19,561	$182,348

Net income	--	--	--	--	18,789	--	18,789
Unrealized losses on securities (net of tax of $326)	--	--	--	--	--	(545)	(545)
Total comprehensive income							18,244
Tax benefit from exercise of stock options	--	--	--	207	--	--	207
Shares sold	25,944	--	--	389	--	--	389
Dividends declared to common shareholders	--	--	--	--	(5,203)	--	(5,203)

Balance at 9/30/05	12,245,395	$122	$ --	$83,395	$ 93,452	$19,016	$195,985

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

Note 1 - CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation ("NHC" or the "Company"). All such adjustments are of a normal recurring nature. We assume that users of these interim financial statements have read or have access to the audited December 31, 2004 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons. Our audited December 31, 2004 financial statements are available at our web site: www.nhccare.com.

Note 2 - RELATIONSHIP WITH NATIONAL HEALTH REALTY, INC.

Leases Extended - Effective August 1, 2005, we elected to exercise our option to extend the term of our leases of properties from National Health Realty, Inc. ("NHR") for two additional five year terms until December 31, 2017. The leases are for the real estate of seven long-term care centers, six assisted living centers and one retirement center. The currently running initial term of the leases expires on December 31, 2007. The leases were further amended to grant us an option to renew the leases at fair market value for a second extended term of ten years until December 31, 2027, assuming no defaults. We account for the leases as operating leases.

Under the terms of the master lease, we continue to guarantee to NHR the lease payments of nine Florida long-term care facilities, as discussed below. This requirement is unchanged from our original lease as amended.

The lease payments for the extended ten-year term of the leases that begin on January 1, 2008 are the same lease payments that were required in the initial term of the lease, including an annual inflator for percentage rent as described below. The lease payments for the second extended ten-year term that begins on January 1, 2018, if renewed, will be at fair market value as determined at the time of the lease renewal.

During the remaining initial term and the extended renewal term, we are obligated to pay NHR annual base rent on all 23 of the facilities of $15,960,000. In addition to base rent, in each quarter of each year after 1999, we are obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHR leased health care facility in such later quarter exceed the gross revenues of such health care facility in the applicable quarter of 1999. Percentage rent for 2004, 2003 and 2002, was approximately $1,295,000, $1,128,000, and $805,000, respectively. Each lease with NHR is a "triple net lease" under which we are responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities. We are obligated at our expense to maintain adequate insurance on the facilities' assets.

On October 1, 2000, we terminated our individual leases on nine Florida long term care facilities. However, we remain obligated under our master lease agreement to make the lease payments to NHR on the nine Florida long term care facilities. Also effective October 1, 2000, the facilities were leased by NHR under a five year term to nine separate limited liability corporations, none of which we own or control. The leases have currently been extended through December 31, 2010. Lease payments to NHR from the new lessees offset our lease obligations pursuant to the master operating lease. Since October 1, 2000, the nine separate limited liability corporations have made all required lease payments to NHR, and we have not been required to make any lease payments with respect to those nine properties.

We have a right of first refusal with NHR to purchase any of the properties transferred from us should NHR receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

At December 31, 2004, the approximate future minimum base rent commitments to be paid by us on non-cancelable operating leases are as follows:

	Total Commitments	Total Commitments
	Including	Excluding
	Florida Facilities	Florida Facilities
2005	$ 15,960,000	$ 9,782,000
2006	15,960,000	9,455,000
2007	15,960,000	9,455,000
2008	15,960,000	9,455,000
2009	15,960,000	9,455,000
Thereafter	127,680,000	121,175,000

The leases have also been amended to provide that if we pay for the construction of a bed addition, then the existing annual rent for that center will be increased by .75% of the cost paid by us for the construction of the addition. Revenues produced within the addition shall be excluded from any percentage rent calculation. At such time as we are no longer a tenant by virtue of lease terminations then NHR shall purchase the additional beds paid for by us but un-reimbursed by NHR for the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by us plus 50% of any appraised value increase over cost. In addition, we agree at NHR's request to finance NHR's purchase of the addition with a floating rate interest only note at the prime rate of interest for a period of up to two years. We have submitted a listing of certain NHR owned properties expected to be expanded by us for which the construction cost is expected to total approximately $23,325,000.

Advisory Agreement - We have entered into an Advisory Agreement with NHR whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHR's Board of Directors. The Advisory Agreement expired December 31, 2003 and thereafter is renewed from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice. The Advisory Agreement may be terminated for cause at any time.

On August 1, 2005, concurrent with the lease extensions described above, the Advisory Agreement was restated to provide that beginning for the year 2005 for our services under the Advisory Agreement, we are entitled to annual compensation equal to the greater of (1) 2.5% of NHR's gross consolidated revenues or (2) $500,000. It was also clarified that NHR (and not NHC) is to bear all of its own corporate costs.

Prior to the August 1, 2005 restatement, the Advisory Agreement had provided that for our services under the Advisory Agreement, we were entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expenses incurred by us. During 2004, 2003, and 2002, compensation under the Advisory Agreement was $411,000, $476,000, and $493,000, respectively.

We increased our advisory fee revenue in the Interim Condensed Consolidated Statements of Income by approximately $75,000 during the third quarter of 2005 to increase the accrual for the year-to-date advisory fee from an annual estimated amount of $400,000 per year to an estimated annual amount of $500,000 per year.

Note 3 - OTHER REVENUES

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(in thousands)

Insurance services	$ 5,819	$ 5,063	$18,081	$15,200
Management and accounting service fee	7,830	5,576	16,896	15,662
Guarantee fees	112	--	283	36
Advisory fee from NHI	--	685	--	2,055
Advisory fee from Management Advisory Source, LLC	312	--	938	--
Advisory fee from NHR	175	91	375	282
Dividends and other realized gains on securities	901	807	2,697	2,411
Equity in earnings of unconsolidated investments	62	63	163	238
Interest income	1,713	2,232	4,730	4,624
Rental income	1,014	1,012	3,004	3,042
Other	207	352	932	1,052
	$18,145	$15,881	$48,099	$44,602

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

Management Fees from National--

During the nine months ended September 30, 2005 and 2004, National paid and we recognized $414,000 and $2,348,000, respectively, of management fees. Unrecognized and unpaid management fees from National total $8,820,000 and $7,456,000 at September 30, 2005 and 2004, respectively. The receipt of payment for these fees is subject to collectibility issues and negotiation. Consistent with our policy, we will only recognize these unrecognized fees as revenues if and when cash is collected.

Management Fees from NHI--

During the nine months ended September 30, 2005 and 2004, we recognized $4,500,000 and $-0-, respectively, of management fees from long-term care centers owned by NHI, which amounts are included in management and accounting service fees. Unrecognized and unpaid management fees from NHI total $6,841,000 and $11,341,000 at September 31, 2005 and 2004. The receipt of payment for these fees is subject to collectibility issues and negotiation. Consistent with our policy, we will only recognize these unrecognized fees as revenue if and when cash is collected.

Note 4 - GUARANTEES AND CONTINGENCIES

Guarantees and Related Events

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $15,488,000 at September 30, 2005 and include $7,309,000 of debt of managed and other long-term health care centers and $8,179,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $7,309,000 of guarantees of debt of managed and other long-term health care centers relates to debt obligations of seven long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 0.5% to 2.0% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $8,179,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $13,191,000. Of this obligation, $5,012,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $8,179,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingency purchase agreement has been removed.

The $5,012,000 of senior secured notes payable and the $8,179,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

As of September 30, 2005, our maximum potential loss related to the aforementioned debt guarantees and financial guarantees is $15,488,000 which is the outstanding balance of our guarantees. We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.

Financial Guarantees--

As of September 30, 2005, we have accrued approximately $7,376,000 for potential losses as a result of our purchase of tax exempt bonds with a face amount of $15,000,000.

Outstanding Offer to Purchase Facility

Under the terms of our management agreement for a 176 bed long-term care center located in Aiken, South Carolina, we have attempted to exercise our right of first refusal to purchase the center for $8,448,000. Our right to purchase the facility is being disputed by the owner, and we have filed a request for a declaratory judgment in order that the court rule on the enforceability of the management contract and the right of first refusal. We currently are continuing to manage operations of the facility and receive approximately $500,000 annually in management fee revenues from the facility.

Note 5 - NOTES RECEIVABLE

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

Note 6 - VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entities. The Company is not the primary beneficiary of any variable interest entity and, therefore, has not consolidated any additional entities as the result of adoption of FIN 46. The Company guarantees $10,389,000 of annual lease payments of 13 individual entities that operate 13 long-term health care facilities in Florida. The 13 individual entities, which lease the facilities from NHI and NHR, are each variable interest entities. Our guarantee obligation currently continues through 2007 for four NHI facilities and through 2017 for nine NHR facilities. The Company has also extended a working capital loan (outstanding balance of $1,550,000 at September 30, 2005) and has a 50% equity interest in a hospice company formed in 2003, which hospice company is also a variable interest entity. The Company is not the primary beneficiary of any of these variable interest entities. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is the guaranteed lease payments through 2007 and 2017 and the outstanding balance of the working capital loan to the hospice company.

Note 7 - NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. Statement 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance". Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 were adopted by the Company for nonmonetary asset exchanges occurring on or after July 1, 2005. The adoption has not had a significant impact on the financial statements.

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

Note 8 - LEGAL PROCEEDINGS AND INSURANCE

Nationwide, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of September 30, 2005, we and/or our managed centers are currently defendants in 53 such claims covering the periods from 1995 through September 30, 2005. Six of these suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. In addition, two suits are currently pending in relation to the September 25, 2003 fire discussed below.

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

Additionally, in connection with the fire, we have incurred legal fees, losses related to personal property damages and also costs associated with interruption of business, as we have closed the center. For the nine month period ended September 30, 2005, we have recognized insurance recoveries from third-party insurance carriers which are immaterial in amount when netted against the related expenses. These insurance recoveries are included in other operating expenses in the consolidated statements of income.

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

Note 9 - SERVICES AGREEMENT WITH MANAGEMENT ADVISORY SOURCE, LLC

Until November 1, 2004, we had an Advisory Agreement with NHI whereby we provided to NHI services related to investment activities and day-to-day management and operations. During 2004, 2003, and 2002, our compensation under the NHI Advisory Agreement was $2,383,000, $2,597,000, and $2,479,000, respectively.

Effective November 1, 2004, NHC's Advisory Agreement with NHI was terminated. On that date, Management Advisory Source, LLC ("Advisors"), a new unrelated company formed by Mr. W. Andrew Adams, undertook to provide advisory services to NHI. Mr. Adams served as NHI's President and Board Chairman and as NHC's Chief Executive Officer and Board Chairman prior to November 1, 2004. Effective November 1, 2004 and to enhance independence from NHC, Mr. Adams resigned as NHC's Chief Executive Officer and terminated his managerial responsibilities with NHC. Mr. Adams remains on the NHC Board as Chairman, focusing on strategic planning, but will have no management involvement with NHC.

Effective November 1, 2004, NHC, through its wholly-owned subsidiary, Tennessee Management Advisory Source, LLC ("THA") has entered into an agreement to provide financial, accounting, data processing and administrative services to Advisors. Under the agreement, THA provides to Advisors and, at the request of Advisors, to NHI, services related to accounting, data processing, administration and evaluation of investments. THA's role under the agreement is that of advisor and service provider, and THA in no way assumes responsibility for accounting, administrative, or investment decisions which are to be made by Advisors or NHI.

The term of the agreement is through December 31, 2005 and thereafter from year to year. However, either party may terminate the agreement at any time without cause upon 90 days written notice.

For our services under the agreement, we are entitled to compensation of $1,250,000 per year, payable monthly and annually inflated by 5%.

Note 10 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Basic:
Weighted average common shares	12,245,395	11,674,212	12,239,684	11,669,955
Net income	$ 7,967,000	$ 6,458,000	$18,789,000	$15,195,000
Earnings per common share, basic	$ .65	$ .55	$ 1.54	$ 1.30

Diluted:
Weighted average common shares	12,215,395	11,674,212	12,239,684	11,669,955
Options	550,527	758,286	528,847	655,169
Assumed average common shares outstanding	12,795,922	12,432,498	12,768,531	12,325,124

Net income	$ 7,967,000	$ 6,458,000	$18,789,000	$15,195,000
Earnings per common share, diluted	$ .62	$ .52	$ 1.47	$ 1.23

Note 11 - STOCK OPTION PLANS

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

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2004	1,383,000	20.83

Options exercised	(25,000)	18.11
Options granted	90,000	32.01
Options outstanding at September 30, 2005	1,448,000	21.57

Options exercisable September 30, 2005	210,000	25.52

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

1,373,000	$20.90 to $32.01	$21.82	3.6

75,000	$10.40 to $19.60	$16.83	1.9

1,448,000

The weighted average remaining contractual life of options outstanding at September 30, 2005 is 3.1 years.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)

Net income - as reported	$7,967	$6,458	$18,789	$15,195
Net income - pro forma	7,762	6,253	17,759	14,344

Net earnings per share - as reported
Basic	$ .65	$ .55	$ 1.54	$ 1.30
Diluted	$ .62	$ .52	$ 1.47	$ 1.23

Net earnings per share - pro forma
Basic	$ .63	$ .54	$ 1.45	$ 1.23
Diluted	$ .61	$ .50	$ 1.39	$ 1.16

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation ("NHC" or the "Company") is a leading provider of long-term health care services. We operate or manage 74 long-term health care centers with 9,177 beds in 10 states and provide other services in two additional states. These operations are actually provided by separately funded and maintained subsidiaries. We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers. In addition, we provide management and accounting services to owners of long-term health care centers and advisory services to Management Advisory Source, LLC and National Health Realty, Inc., ("NHR").

Areas of Focus

Accrued Risk Reserves - Our accrued professional liability reserves, workers' compensation reserves and health insurance reserves totaled $70,284,000 at September 30, 2005 and are a primary area of management focus. We have set aside restricted cash to fully fund our professional liability and workers' compensation reserves. The tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary increased these liabilities in 2003 and 2004 and, depending upon future events, may require additional adjustments in the future. We have settled 30 of the 32 lawsuits filed against the Company. We will continue to vigorously defend against the remaining allegations in the lawsuits and seek settlements with residents and their families. We have in the past and are currently undertaking steps to contain these costs.

As to the risks of fire, we will continue retrofitting in 2005 all of our owned and leased long-term care centers with fire sprinklers where not already equipped. We estimate the cost of this undertaking will be approximately $4,335,000 and we have incurred cumulative costs of approximately $4,174,000 through September 30, 2005. Furthermore, a fire safety consulting firm has been engaged to evaluate and modify, if necessary, our priority safety procedures. In addition, we have implemented a comprehensive fire safety training program at all of our centers to include, where feasible, local fire departments.

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

Management Transfers - Effective on November 1, 2004, W. Andrew Adams resigned from his position as CEO of the Company and President Robert G. Adams was elected CEO. W. Andrew Adams will remain on the NHC Board as Chairman, focusing on strategic planning, but will have no day to day managerial duties with NHC. Concurrently, NHC assigned its Advisory Agreement with National Health Investors, Inc. to an independent company owned by W. Andrew Adams.

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

Growth - In May 2004, we completed construction and opened a new health care center in Franklin, Tennessee, which has 160 long-term care beds (47 of these beds came from an existing facility) and 46 assisted living units. Furthermore, we completed the construction of a 30 long-term care bed addition in Murfreesboro, Tennessee in August, 2004.

During the quarter, we began construction of a 30 bed addition to an existing long-term care facility located in Farragut, Tennessee and a 60 bed addition to an existing long-term care facility located in Mauldin, South Carolina. Both of these additions are to facilities that we lease from NHR. We estimate that the costs of the additions will be approximately $8,429,000, and we have incurred accumulative cost of approximately $163,000 at September 30, 2005. In addition, we started renovations at a facility we lease from NHI located in Lewisburg, Tennessee. We anticipate the cost of the renovations will be approximately $1,379,000, and we have incurred accumulated cost of approximately $615,000. During 2005 and 2006, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers.

At September 30, 2005, we have the following construction underway:

		Property	Expected	Cost
Location	Type of Construction	Leased From	Cost	Incurred
Farragut, TN	30 Long-Term Care Bed Addition	NHR	$4,659,000	--
Mauldin, SC	60 Long-Term Care Bed Addition	NHR	3,770,000	163,000
Lewisburg, TN	Renovations	NHI	1,379,000	615,000

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors - Approximately 64% (2004), 66% (2003), and 63% (2002) of our net revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the third party payors. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized. For the cost report years 1997 and 1998, we have submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. We received preliminary intermediary approval on $14,186,000 of these requests in 2001 after settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al. We have, in addition, made provisions of approximately $12,761,000 for other various Medicare and Medicaid issues for current and prior year cost reports. Consistent with our revenue recognition policies, we will record revenues associated with the approved requests and the other various issues when the approvals, including the final cost report audits, are assured. The three-year review period expired in the fourth quarter of 2004 for approximately $22,310,000 of the routine cost limit exceptions and this amount was recorded as revenues in 2004 even though we received no additional cash payments.

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

Professional liability is an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of September 30, 2005, we and/or our managed centers are defendants in 53 such claims inclusive of years 1995 through 2005. In addition, two lawsuits are currently pending relative to a September 25, 2003 fire at our Nashville LLC skilled nursing subsidiary. Litigation of the suits in which we are defendants is expected to take several years to complete and additional claims which are as yet unasserted may arise. It is possible that these claims plus unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

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

Guarantees - We guaranteed the debt of managed and other long-term health care centers ($7,309,000) and the debt of National and the ESOP ($8,179,000). We recorded a liability in the amount of $1,044,000 related to our guarantee to NHI of $3,000,000 of debt of six long-term health care centers in Florida. We recorded this liability based upon our estimate of the value of the underlying collateral of the loan. It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period. Tax Contingencies - NHC continually evaluates for tax related contingencies. Contingencies may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. We believe we have adequate provisions for tax contingencies. However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.

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

Medicare and Medicaid Program Reimbursement Changes

As to Tennessee Medicaid, the annual rate change that was expected to begin July 1, 2005 has been delayed. The State of Tennessee Department of TennCare has submitted their waiver plan to the Centers for Medicare and Medicaid Services (CMS) for approval as a result of changes to the existing TennCare plan and amid concerns over various types of Medicaid funding. Discussion with State officials indicates the new plan is expected to be approved, but since the outcome is not assured, the Company has not recorded any anticipated income effect. If approved as expected, we estimate that revenue of our owned and leased centers will increase by approximately $650,000 per quarter, retroactively to the third quarter of 2005. No other significant rate changes have occurred in the quarter ending September 30, 2005.

On July 28, 2005, the Centers for Medicare & Medicaid Services (CMS) published the final rule for skilled nursing facility's Medicare Prospective Payment System (PPS) for Federal Fiscal Year 2006. Medicare payments to nursing homes will increase by $20 million in 2006, an improvement over earlier forecasts. This is CMS's resolution to the much anticipated Resource Utilization Groups (RUGs) refinement. CMS touts this new payment plan as a more accurate matching of service and payment.

In the final rule, CMS implements nine new RUGs in the rehab area. The final rule invokes the elimination of temporary add-on payments as Congress directed in the Balanced Budget Refinement Act of 1999 (BBRA). The final rule also includes other annual changes such as the inflationary market basket adjustment increase of 3.1% and geographical wage index adjustments. Revenues for the fourth quarter of 2005 will reflect the continuation of the temporary add-on payments. We estimate that the positive revenue effect of the final rule to NHC for fourth quarter to be $650,000.

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

The RUG refinements will be implemented on January 1, 2006. The Company has reviewed the SNF PPS final rule for financial impact for FY 2006. We estimate that our Medicare revenues will decline by approximately $900,000 annually in FY 2006.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

Results for the three month period ended September 30, 2005 include a 7.5% increase in net revenues compared to the same period in 2004 and a 23.4% increase in net income.

Net patient revenues increased $7,343,000 or 6.5% compared to the same period last year. This increase is due in part to Medicare and Medicaid rate increases for skilled nursing centers and homecare programs. Medicaid rate increases that were to have begun on July 1 in Tennessee were delayed, however. Had the anticipated rate increases in Tennessee occurred as expected, we estimate that our net patient revenues would have increased by approximately $650,000 for the quarter.

Our Cool Springs Health Care and Assisted Living center in Franklin, Tennessee opened in May 2004 and a 30 bed long-term care addition located in Murfreesboro, Tennessee opened in August 2004. Improved census at these additions, net of revenues from beds closed elsewhere, added approximately $2,953,000 to net patient revenues. Finally, improved census mix increased our third quarter revenues compared to the same quarter last year.

The total census at owned and leased centers for the quarter averaged 94.1% compared to an average of 94.4% for the same quarter a year ago.

Other revenues increased $2,264,000 or 14.3% in 2005 to $18,145,000 from $15,881,000 in 2004. The increase is due primarily to increases in management and accounting service fees and insurance service revenues. Management and accounting service fees increased $2,254,000. As discussed in our critical accounting policies, revenues from accounting service fluctuates from period to period because collections from some customers are not certain of receipt. Insurance services revenues increased $756,000 due to increased premiums from our wholly-owned insurance subsidiaries for professional liability, workers' compensation and health insurance. Other revenues also increased due to a $312,000 increase in advisory fees from Management Advisory Source, LLC.

Increases in other revenues were offset in part due to a reduction of approximately $685,000 in advisory fees from NHI and a reduction of approximately $519,000 in interest income.

During the three months ended September 30, 2005, NHC provided management, accounting and financial services for 37 facilities as compared to 41 facilities during the three months ended September 30, 2004.

Total costs and expenses for the 2005 third quarter increased $7,463,000 or 6.4% to $124,726,000 from $117,263,000. Salaries, wages and benefits, the largest operating costs of this service company, increased $4,066,000 or 6.0% to $72,073,000 from $68,007,000. Other operating expenses increased $2,657,000 or 7.5% to $38,083,000 for the 2005 period compared to $35,426,000 in the 2004 period. Rent expense increased $597,000 to $10,424,000 compared to $9,827,000 in the 2004 period. Depreciation and amortization increased $135,000 or 3.7% to $3,759,000 from $3,624,000. Interest costs increased $8,000 to $387,000.

Increases in salaries, wages and benefits are due to inflationary wage increases offset in part by approximately $438,000 in decreased workers compensation costs. Increases in other operating costs are due mainly to inflationary increases in the costs of health insurance offset in part by a $434,000 decrease in the costs of workers compensation insurance administration. In addition, salaries, wages and benefits and other operating expenses are increased due to increased census at our 160 long-term care beds and 46 assisted living units opened in May 2004 and 30 long-term care beds opened in August 2004.

Rent expense increased primarily due to increased percentage rent to NHI and NHR offset in part by the termination of a lease in 2004 for an 80-bed long-term health care center located in Dawson Springs, Kentucky.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004.

Results for the nine month period ended September 30, 2005 include an 8.6% increase in net revenues compared to the same period in 2004 and a 23.7% increase in net income.

Net patient revenues increased $28,474,000 or 8.7% compared to the same period last year. We estimate that the October 2004 Medicare rate increases for skilled nursing centers and homecare programs increased our revenues by approximately $2,550,000 for the nine months ended September 30, 2005. Our Cool Springs health care and assisted living center in Franklin, Tennessee, opened in May 2004 and a 30 long-term bed addition located in Murfreesboro, Tennessee opened in August 2004. These additions, net of revenues from beds closed elsewhere, added approximately $11,665,000 to net patient revenues. Finally, improved census mix increased our nine months revenues compared to the period last year.

The total census at owned and leased centers for the nine months averaged 93.9% compared to an average of 93.9% for the same period a year ago.

Other revenues increased $3,497,000 or 7.8% in 2005 to $48,099,000 from $44,602,000 in 2004. The increase is due primarily to increases in management and accounting service fees and insurance service revenues. Management and accounting service fees increased $1,234,000. As discussed in our critical accounting policies, revenue from accounting service fluctuates from period to period because collections from some customers are not certain of receipt. Insurance service revenues increased $2,881,000 due to increased premiums from our wholly-owned insurance subsidiaries for professional liability, workers' compensation and health insurance. Other revenues also increased due to the recognition of a $285,000 gain on the sale of two certificates of need and a $938,000 increase in advisory fees from Management Advisory Source, LLC. Increases in other revenues were offset in part due to a reduction of approximately $2,055,000 in advisory fees from NHI.

NHC provided management, accounting and financial services for 37 facilities as compared to 41 facilities during the nine months ended September 30, 2004.

Total costs and expenses for the 2005 nine months increased $26,909,000 or 7.8% to $372,146,000 from $345,237,000. Salaries, wages and benefits, the largest operating costs of this service company, increased $14,608,000 or 7.3% to $214,657,000 from $200,049,000. Other operating expenses increased $9,405,000 or 9.1% to $112,858,000 for the 2005 period compared to $103,453,000 in the 2004 period. Rent expense increased $490,000 to $31,235,000 compared to $30,745,000 in the 2004 period. Depreciation and amortization increased $1,133,000 or 11.3% to $11,201,000 from $10,068,000. Interest costs increased $273,000 to $1,195,000.

Increases in salaries, wages and benefits are due to inflationary wage increases offset in part by approximately $1,730,000 in decreased workers compensation claims accrued. Increases in other operating costs are due mainly to inflationary increases in the costs of health insurance offset in part by a $1,629,000 decrease in the costs of workers compensation insurance administration. In addition, salaries, wages and benefits and other operating expenses are increased due to increased census at our 160 long-term care beds and 46 assisted living units opened in May 2004 and 30 long-term care beds opened in August 2004.

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

Rent expense increased primarily due to increases in percentage rent to NHR and NHI. The increase was offset in part due to terminated leases for an 80-bed long-term health care center and a 124-bed long-term health care center in 2004.

The increase in interest costs is primarily due to recording capitalized interest of approximately $230,000 for construction projects financed internally in the nine month period ended September 30, 2004. Liquidity and Capital Resources

Net cash provided by operating activities during the first nine months of 2005 totaled $39,138,000 compared to $23,643,000 provided in the same period last year. Cash provided by operating activities is composed of net income plus depreciation and other non-cash items adjusted by changes in working capital. Net income net of depreciation, increased $4,742,000. The collection of a $6,311,000 tax refund also increased cash provided by operating activities.

Cash flows used in investing activities during the first nine months of 2005 totaled $13,486,000 compared to $8,002,000 used in investing activities in the same period in 2004. Cash used for additions to property and equipment totaled $11,265,000 in 2005 compared to $21,467,000 in 2004. Management is currently planning expansion projects at additional centers. Investments in notes receivable were $1,205,000 in 2005, compared to $8,644,000 last year. Collections of notes receivable generated $130,000 in 2005 compared to $21,882,000 in 2004. The $21,882,000 of notes receivable collected in 2004 includes $14,900,000 from NHR and $6,900,000 of our ESOP notes receivable. Cash used to purchase marketable securities totaled $1,293,000 in 2005 compared to $219,000 in the 2004 period.

Cash used in financing activities totaled $21,138,000 in the first nine months of 2005 compared to $1,025,000 used for the same period in 2004. Cash used for payments of debt totaled $1,687,000, dividend payments to shareholders totaled $4,884,000, and restricted cash increased $15,175,000 in 2005. In the prior year, cash flows used totaled $3,284,000 for payments on debt, $2,919,000 for payments of dividends and $4,918,000 for increase in restricted cash. The restricted cash increase is related primarily to the collection of provisions for professional liability insurance, workers' compensation insurance and health insurance.

At September 30, 2005, our ratio of long-term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 7.4%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2005 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$ 18,099	$ 2,344	$14,914	$ 449	$ 392
Guaranteed debt	1,044	--	--	--	1,044
Obligation to complete
construction	9,190	9,190	--	--	--
Operating leases	229,903	43,561	38,712	31,920	115,710
Total Contractual Cash
Obligations	$258,236	$55,095	$53,626	$32,369	$117,146

Future cash obligations for interest expense have not been included in the above table. During the nine months ended September 30, 2005, our cash payments for interest were $1,201,000.

The guaranteed debt of $1,044,000 represents our estimated obligation under a loan guarantee to a long-term health care center. We have guaranteed debt obligations of certain other entities totaling approximately $15,488,000. These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

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

New Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. Statement 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance". Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 were adopted by the Company for nonmonetary asset exchanges occurring on or after July 1, 2005. The adoption has not had a significant impact on the financial statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $19,269,000 of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $1,739,000 of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $14,000. As of September 30, 2005, $10,848,000 of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $7,251,000 of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $33,000.

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

Item 4. Controls and Procedures.

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to September 30, 2005. PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 7 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None.

Item 5. Other Information. None

Item 6. Exhibits.

(a) List of exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive
Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date November 9, 2005	/s/ Robert G. Adams
Robert G. Adams
President
Chief Executive Officer

Date November 9, 2005	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer