Form 10-K
period 2005-12-31
NATIONAL HEALTHCARE CORP
filed 2006-03-16
CIK 1047335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File No. 001-13489

NATIONAL HEALTHCARE CORPORATION
(Exact name of registrant as specified in its Corporate Charter)

Delaware	52-2057472
(State of Incorporation)	(I.R.S. Employer I.D. No.)
100 Vine Street
Murfreesboro, Tennessee 37130
(Address of principal executive offices)
Telephone Number: 615-890-2020

Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class Shares of Common Stock	Name of Each Exchange on which Registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Same

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2005 (based on the closing price of such shares on the American Stock Exchange) was approximately $195 million. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant. The number of shares of Common Stock outstanding as of March 10, 2006 was 12,283,738.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K:
The Registrant’s definitive proxy statements for its 2006 shareholder’s meeting.

PART 1

Item 1.	Business.
General
     National HealthCare Corporation (NHC or the Company) began business in 1971. We were incorporated as a Delaware corporation in 1997 when we changed from partnership form to corporate form. When we indicate “NHC”, we include all majority-owned subsidiaries, partnerships and limited liability companies in which we have an interest. All of our operating entities are separately organized businesses, capitalized initially by us and maintained as independent subsidiaries. For accounting and tax purposes, however, they are consolidated within our consolidated financial statements.
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
     At December 31, 2005, we operate or manage 74 long-term health care centers with a total of 9,177 licensed beds. These numbers include 48 centers with 6,151 beds that we lease or own and 26 centers with 3,026 beds that we manage for others. Of the 48 leased or owned centers, 34 are leased from National Health Investors, Inc. (NHI) and 10 are leased from National Health Realty, Inc. (NHR). At December 31, 2005, we serve as a compensated investment advisor to NHR and did so for NHI until October 31, 2004.
     Our 22 assisted living centers (10 leased or owned and 12 managed) have 830 units (358 units leased or owned and 472 units managed). Our six independent living centers (four leased or owned and two managed) have 488 retirement apartments (341 apartments leased or owned and 147 apartments managed).
     During 2005, we operated 30 homecare programs and provided 504,188 homecare patient visits.
     As of December 31, 2005, we operated specialized care units within our healthcare centers such as Alzheimer’s disease care units, sub-acute nursing units and a number of in-house pharmacies. Similar specialty units are under consideration at a number of our centers, as well as free standing projects.
     Net Patient Revenues. Health care services we provide include a comprehensive range of services through related or separately structured long-term health care centers, specialized care units, pharmacy operations, rehabilitative services, assisted living centers, retirement centers and homecare programs. In fiscal 2005, 87.9% of our net revenues were derived from such health care services. Highlights of health care services activities during 2005 were as follows:
A.	Long-Term Health Care Centers. As described in more detail throughout this document, we operated or managed 74 long-term health care centers as of December 31, 2005. Revenues from 48 of these facilities are reported as patient revenues on our financial statements, while management fee income is recorded as other revenues for 26 facilities, as these are managed for third party owners. We generally charge 6% of net revenues for our management services. Average occupancy in these long-term health care centers was 94.0% during the year ended December 31, 2005.

B.	Rehabilitative Services. We offer physical, speech, and occupational therapy through Professional Health Services, a division of NHC. We maintained a rehabilitation staff of over 600 highly trained, professional therapists in 2005. The majority of our rehabilitative services are for patients in our owned and managed long-term care centers. We also provide services to over 100 additional health care providers and operate four free standing outpatient rehabilitation clinics in Tennessee. We are the designated sports medicine provider for Middle Tennessee State University in Murfreesboro, Tennessee. Our rates for these services are competitive with other market rates.

C.	Medical Specialty Units. We require all our centers to participate in the Medicare program, and have expanded our range of offerings by the creation of center-specific medical specialty units such as our Alzheimer’s disease care units and subacute nursing units.

D.	Pharmacy Operations. At year end, we operated four regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina, and one in Missouri). These pharmacy operations operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. Pharmacy reimbursement under Medicare has also been shifted from direct billing by the pharmacy to a negotiated rate structure between skilled nursing centers and the pharmacy, with the skilled nursing centers Medicare reimbursement being based upon a prospective rate not related to actual patient pharmaceutical usage. Our pharmacy operations currently serve approximately 50 long-term care centers.

E.	Assisted Living Projects. We presently own, lease or manage 22 assisted living projects, 11 of which are located within the physical structure of a long-term health care center or retirement complex. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Development of new units has been discontinued due to existing market conditions.

F.	Managed Care Contracts. We operate three Tennessee and one South Carolina regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO’s) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of our owned and managed centers. Managed care patient days were 41,320 in 2003, 44,409 in 2004 and 47,358 in 2005.

G.	Hospice. In 2003 we entered into a partnership agreement with Caris HealthCare in order to develop hospice programs in selected market locations. Nine locations in Tennessee are now open with two additional locations due to open in 2006.

H.	Homecare Programs. Our 30 homecare programs (one homecare program closed in 2005) have decreased their total number of visits from 506,530 in 2004 to 504,188 in 2005. Many of our homecare patients are previously discharged from our long-term health care centers. The reimbursement for homecare services under the Medicare program provides for a prospective pay system. Under the homecare prospective payment system, we receive a prospectively determined amount per patient per 60 day episode as defined by Medicare guidelines.
     Other Revenues. We generate revenues from management, accounting and financial services to third party long-term care, assisted living and independent living centers, from administrative and advisory services to NHI and NHR (which are health care real estate investment trusts), from insurance services to our managed centers, from dividends and other realized gains on securities and from interest income. In fiscal 2005, 12.1% of our net revenues were derived from such other sources. The significant other sources of revenues are described as follows:
A.	Insurance Services. NHC owns a Tennessee domestic licensed insurance company. The company is licensed in several states and provides workers’ compensation coverage to the majority of NHC operated and managed facilities in addition to other nursing homes, assisted living and retirement centers. A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC’s owned and managed centers. This company elects to be taxed as a domestic subsidiary. We also self-insure our employees’

(referred to as “partners”) health insurance benefit program at a cost we believe is less than a commercially obtained policy. Finally, we operate a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies. NHC’s revenues from insurance services totaled $23.6 million in 2005.

B.	Management, Accounting and Financial Services. We provide management services to long-term health care centers, assisted living centers and independent living centers operated by third party owners. We typically charge 6% of the managed centers’ revenues as a fee for these services. Additionally, we provide accounting and financial services to other long-term care or related types of entities who typically have been or are in the process of being transferred from bankrupt organizations or from entities operating in states with economically unreasonable liability insurance premiums into the hands of small operators or not-for-profit entities. No management services are provided to these entities. As of December 31, 2005, we perform management services for 27 centers and accounting and financial services for 37 centers. NHC’s revenues from management, accounting and financial services totaled $24.7 million in 2005.

C.	Service Agreement with Management Advisory Source, LLC. In 1991, we formed National Health Investors, Inc. as a wholly-owned subsidiary. We then transferred to NHI certain healthcare facilities owned by NHC and distributed the shares of NHI to NHC’s shareholders. The distribution had the effect of separating NHC and NHI into two independent public companies. As a result of the distribution, all of the outstanding shares of NHI were distributed to the then NHC investors. NHI is listed on the New York Stock Exchange.

Until November 1, 2004, we had an Advisory Agreement with NHI whereby we provided to NHI services related to investment activities and day-to-day management and operations. During 2004 and 2003, our compensation under the NHI Advisory Agreement was $2,383,000 and $2,597,000, respectively.

Effective November 1, 2004, NHC’s Advisory Agreement with NHI was terminated. On that date, Management Advisory Source, LLC (“Advisors”), a new unrelated company formed by Mr. W. Andrew Adams, undertook to provide advisory services to NHI. Mr. Adams served as NHI’s President and Board Chairman and as NHC’s Chief Executive Officer and Board Chairman prior to November 1, 2004. Effective November 1, 2004 and to enhance independence from NHC, Mr. Adams resigned as NHC’s Chief Executive Officer and terminated his managerial responsibilities with NHC. Mr. Adams remains on the NHC Board as Chairman, focusing on strategic planning, but will have no management involvement with NHC.

Effective November 1, 2004, NHC, through its wholly-owned subsidiary, Tennessee Management Advisory Source, LLC (“THA”) has entered into an agreement to provide financial, accounting, data processing and administrative services to Advisors. Under the agreement, THA provides to Advisors and, at the request of Advisors, to NHI, services related to accounting, data processing, administration and evaluation of investments. THA’s role under the agreement is that of advisor and service provider, and THA in no way assumes responsibility for accounting, administrative, or investment decisions which are to be made by Advisors or NHI.

The term of the agreement is through December 31, 2005 and thereafter from year to year. However, either party may terminate the agreement at any time without cause upon 90 days written notice.

For our services under the agreement, we are entitled to compensation of $1,250,000 per year, payable monthly and annually inflated by 5%. NHC earned approximately $1,250,000 in 2005 and $397,000 in 2004 under the terms of the advisory agreement.

D.	Advisory Services to National Health Realty, Inc. In 1997, we formed National Health Realty, Inc., as a wholly-owned subsidiary. We then transferred to NHR certain healthcare facilities then owned by NHC and distributed the shares of NHR to NHC’s shareholders. The distribution had the effect of separating NHC and NHR into two independent public companies. As a result of the distribution, all of the outstanding shares of NHR were distributed to the then NHC investors. NHR is listed on the American Stock Exchange.

We have entered into an Advisory Agreement with NHR whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHR’s Board of Directors. The Advisory Agreement expired December 31, 2003 and thereafter is renewed from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice. The Advisory Agreement may be terminated for cause at any time.

On August 1, 2005, concurrent with the lease extensions, the Advisory Agreement was revised to provide that beginning for the year 2005 for our services under the Advisory Agreement, we are entitled to annual compensation equal to the greater of (1) 2.5% of NHR’s gross consolidated revenues or (2) $500,000. It was also clarified that NHR (and not NHC) is to bear all of its own corporate costs such as directors’ and officers’ insurance, audit fees, etc.

Prior to the August 1, 2005 restatement, the Advisory Agreement had provided that for our services under the Advisory Agreement, we were entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expenses incurred by us. During 2005, 2004, and 2003, compensation under the Advisory Agreement was $508,000, $411,000 and $476,000, respectively.

E.	Principal Office. We maintain our home office staff in Murfreesboro, Tennessee in a building owned by a limited partnership, which is 69.7% owned by NHC.
Long-Term Health Care Centers
     The health care centers operated by our subsidiaries provide in-patient skilled and intermediate nursing care services and in-patient and out-patient rehabilitation services. Skilled nursing care consists of 24-hour nursing service by registered or licensed practical nurses and related medical services prescribed by the patient’s physician. Intermediate nursing care consists of similar services on a less intensive basis principally provided by non-licensed personnel. These distinctions are generally found in the long-term health care industry although for Medicaid reimbursement purposes, some states in which we operate have additional classifications, while in other states the Medicaid rate is the same regardless of patient classification. Rehabilitative services consist of physical, speech, and occupational therapies, which are designed to aid the patient’s recovery and enable the patient to resume normal activities.
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
     All health care centers we operate are licensed by the appropriate state and local agencies. All except five are certified as providers for Medicaid patients, and all are certified as Medicare providers. Certification of advised centers is the prerogative of the provider/owner. All licensed nursing homes, assisted living and homecare offices are subject to state and federal licensure and certification surveys. These surveys, from time to time, may produce statements of deficiencies. In response to such a statement, if any, the staff at each center would file a plan of correction and any alleged deficiencies would be corrected. Presently, none of our leased and managed facilities are operating under material statements of deficiencies. We have a significant monetary bonus program for employees attached to passing these surveys with few or no deficiencies.
Health Care Center Construction
     In May 2004, we completed construction and opened a new health care facility in Franklin, Tennessee, which has 160 long-term care beds (the license for 47 of these beds came from an existing facility) and 46 assisted living units. Furthermore, we completed the construction of a 30 long-term care bed addition in Murfreesboro, Tennessee in August 2004.
     During 2005, we began construction of a 30 bed addition to an existing long-term care facility located in Farragut, Tennessee and a 60 bed addition to an existing long-term care facility located in Mauldin, South Carolina. Both of these additions are to facilities that we lease from NHR. We estimate that the costs of the additions will be approximately $10,700,000, and we have incurred accumulative cost of approximately $2,243,000 at December 31, 2005. In addition, we started renovations at a facility we lease from NHI located in Lewisburg, Tennessee. We anticipate the cost of the renovations will be approximately $1,344,000, and we have incurred accumulated cost of approximately $1,216,000. Construction of bed additions is expected to begin in 2006 at two additional centers at an expected cost of $11,025,000. Also during 2006, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building health care centers that provide services exclusively to private paying patients.
Occupancy Rates
     The following table shows certain information relating to occupancy rates for our continuing owned, leased, and debt guaranteed managed long-term health care centers:

	Year Ended December 31
	2005	2004	2003
Overall census	94.0%	93.9%	93.9%
     Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).

Termination of Florida Health Care Center Operations
     Unable to obtain liability insurance in the state of Florida (but not elsewhere), we elected to discontinue our Florida long-term health care center operations on September 30, 2000. At that time in Florida we operated two owned skilled nursing facilities and thirteen leased facilities of which three were freestanding assisted living facilities, and we had management contracts with nine facilities owned by third parties. Our former Vice President of Operations and his staff in the state of Florida resigned in August 2000. These individuals, plus additional Florida based outside investors, formed new entities and entered into a series of new leases on the thirteen leased properties and our two owned properties, which leases are for a five-year term. The leases have currently been extended through December 31, 2010. We sold the current assets and current liabilities and leased our furniture, fixtures and leasehold improvements of our owned and leased Florida facilities to the same group of entities. Additionally, and with the consent of the third party owners, the Florida management contracts were assigned to other entities primarily owned and controlled by our former Vice President of Operations. These transactions closed on September 30, 2000, with an effective date of October 1, 2000. New licenses were issued for the respective operators as of that day. Although our obligations for rent payments owed on leased centers remain in effect due to a master lease, we are receiving a credit for lease payments made by the new providers, which were current as of December 31, 2005. Through the master lease agreement, we still maintain a right of first refusal with NHI and NHR to purchase any of the Florida facilities should NHI or NHR receive an offer from an unrelated party.
Assisted Living Units
     We presently lease or own 10 and manage 12 assisted living units, 11 of which are located within the physical structure of a long-term health care center or retirement center and 11 of which are freestanding. In 2005, the rate of occupancy was 89.2%. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Certificates of Need are not necessary to build these projects and we believe that overbuilding has occurred in some of our markets.
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
     We have one managed and one leased retirement center which are “continuing care communities”, where the resident pays a substantial endowment fee and a monthly maintenance fee. The resident then receives a full range of services — including nursing home care - without additional charge.
     Our managed continuing care community, the 137 unit Richland Place Retirement Center, was opened in January, 1993 and is fully occupied. We opened the leased 58 unit AdamsPlace in Murfreesboro, Tennessee during 1998 and during 2002 expanded it to 93 units.
Homecare Programs
     Our home health programs (we call them homecare) provide nursing and rehabilitative services to individuals in their residences and are licensed by the Tennessee, South Carolina and Florida state governments and certified by the federal government for participation in the Medicare program. Each of our 31 Medicare certified homecare programs is managed by an administrator and under the clinical direction of a registered nurse, with speech, occupational and physical therapists either employed by the program or on a contract basis. Homecare visits decreased to 504,188 in 2005 from 506,530 visits in 2004. Medicare reimbursement for homecare services is paid under a prospective payment system. Under this payment system, we receive a prospectively determined amount per patient per 60 day episode of care as defined by Medicare guidelines.
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
HIPAA Compliance
     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has mandated an extensive set of regulations to standardize electronic patient health, administrative and financial data transactions, and to protect the privacy of individually identifiable health information.
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
     The Company has identified information inflow and outflow throughout the organization and has implemented the appropriate security safeguards to be HIPAA-compliant. Failure to comply with HIPAA could result in fines and/or penalties that could have a material adverse effect on us.
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

     The following table sets forth sources of net patient revenues from health care centers and homecare services for the periods indicated:

	Year Ended December 31
Source	2005	2004	2003
Private	25%	25%	27%
Medicare	35%	34%	32%
Medicaid/Skilled	14%	13%	13%
Medicaid/Intermediate	23%	25%	26%
VA and Other	3%	3%	2%

Total	100%	100%	100%

Private Revenue Sources
     Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center’s charges or specifically negotiated contracts. We attempt to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing the marketing of those services through market areas and “Managed Care Offices”, of which seven were open at year end. These services are designed to speed the patient’s recovery and allow the patient to return home as soon as is practical. In addition to educating physicians and patients to the advantages of the rehabilitative services, we have also implemented incentive programs which provide for the payment of bonuses to our regional and center personnel if they are able to obtain private and Medicare goals at their centers.
Government Health Care Reimbursement Programs
Medicare
     The federal health insurance program for the elderly is Medicare (Title 18 of the Social Security Act), which is administered by the United States Department of Health and Human Services (HHS), Centers for Medicare and Medicaid Services (CMS), formerly HCFA.
     Medicare is a health insurance program for people age 65 or older, people under age 65 with certain disabilities, and people of all ages with End-Stage Renal Disease (permanent kidney failure requiring dialysis or a kidney transplant). Medicare is segmented in different parts:
•	Part A Hospital Insurance – covers inpatient care in hospitals, including critical access hospitals, and skilled nursing facilities (not custodial or long-term care). It also helps cover hospice care and some home health care. Beneficiaries must meet certain conditions to get these benefits.

•	Part B Medical Insurance – covers physician services, therapy, enteral, urological, ostomy, tracheostomy, durable medical equipment, and some home health care. Services must be medically necessary for reimbursement by the program.

•	Part C Medicare Advantage Program — a managed care option for Medicare beneficiaries.

•	Part D Prescription Drug Coverage — a new Medicare prescription drug coverage option that beginning January 1, 2006 is available to all Medicare beneficiaries. Medicare Prescription Drug Coverage is insurance provided by private companies. Beneficiaries select their company and pay a premium for coverage.
Medicaid
     State programs for medical assistance to the indigent are known as Medicaid (Title XIX of the Social Security Act). These programs are operated by state agencies which adopt their own medical reimbursement methodology and standards, but which are entitled to receive supplemental funds from the federal government if the state plan is approved by CMS. Medicaid is the federal-state matching program in all states in which we operate. Medicaid plans vary sometimes significantly from state to state. Variations include reporting forms, rate setting time frames, funding levels, and coverage requirements for patients, etc. Generally all Medicaid plans set an annual reimbursement daily rate known as a per diem. Typically, the Medicaid per diem is based upon historical data and trended with a cost of living (inflation) factor. Several state plans are case-mix (acuity) based similar to the Medicare Prospective Payment System (PPS). Medicaid reimbursement is subject to state budgetary constraints.
Other Payors
     Some of our nursing centers generate revenues from the United State Veterans Administration for providing services to veterans.
     Some of our nursing centers care for hospice patients that are placed by various hospice companies. NHC has a fifty percent ownership interest in Caris HealthCare, a hospice company. Hospice care provides a comprehensive set of services coordinated by an interdisciplinary team to provide for the needs of terminally ill patients. Hospice companies reimburse our centers based on an agreed upon per diem, and then the hospice bills the Medicaid or Medicare program.
Medicare and Medicaid Participation by Our Centers
     All health care centers, owned, leased or managed by us are certified to participate in Medicare. Health care centers participating in Medicare are known as SNFs (Skilled Nursing Facilities). All but five of our affiliated nursing centers participate in Medicaid. All of our homecares (Home Health Agencies) participate in Medicare which comprises over 95% of their revenue. Homecares also participate in Medicaid.
     During the fiscal year, each nursing center receives payments from Medicare and, if participating, from Medicaid. We record as receivables the amounts we expect to receive under the Medicare and Medicaid programs and record into profit or loss any differences in amounts actually received at the time of interim or final settlements. Adjustments have not had a material adverse effect within the last three years.
Certifications and Participation Requirements; Efforts to Impose Reduced Payments
     Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at our nursing centers would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in losses for specific patients. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. For the fiscal year ended December 31, 2005, we derived 35% and 37% of our net patient revenues from the Medicare and Medicaid programs, respectively. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our profitability. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations. No assurance can be given that such reforms will not have a material adverse effect on us.
Medicare Legislation and Regulations
Skilled Nursing Facilities (SNFs)
     SNF PPS — Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System (SNF PPS). PPS was instituted as mandated by the Balanced Budget Act of 1997. PPS became effective for our nursing centers effective January 1, 1999. PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally increased each October when the federal fiscal year begins. The acuity classification system is named RUGs (Resource Utilization Groups III). SNF PPS as implemented had an adverse impact on our industry and our business by decreasing payments materially. Refinements in the form of temporary add-ons provided some relief until October 1, 2002. Annual market basket (inflationary) increases have continued to improve payments since that time.
     On July 28, 2005, the Centers for Medicare and Medicaid Services (CMS) issued a final rule updating the SNF PPS and consolidated billing provisions. The rule updates the per-diem payment rates under the SNF PPS for federal fiscal year (FY) 2006.
     Effective October 1, 2005, PPS rates were increased by a 3.1% annual inflation update factor. Revenues for the fourth quarter of 2005 reflected the continuation of the temporary add-on payments. We estimate that the positive revenue effect of the CMS final rule was $650,000 for the fourth quarter of 2005.
     Including inflation, total Medicare payments to all providers in FY 2006 as projected by CMS will be the same as total payments made to providers in FY 2005. However, the final rule will cause a redistribution of payments among providers. This is accomplished by refinements expanding the Resource Utilization Groups (RUGs) from 44 RUG groups to 53 RUG groups and by eliminating temporary rate add-ons. The elimination of temporary add-ons has always been tied to the long awaited RUG refinement. RUG refinement increases the case mix weight that applies to both nursing and non-ancillary therapy ancillary costs. This is a permanent change in the PPS methodology. Excluding the 3.1% annual inflation update factor which we expect to be offset by our own costs increases, RUG refinement is expected to reduce our Medicare payment rates approximately $13 per patient day beginning January 1, 2006, thereby reducing 2006 revenues and pre-tax income by approximately $4.6 million.
     Medicare Bad Debts — The Deficit Reduction Act (DRA) of 2005 mandates the reduction of bad debt payments (which are included in Medicare payments) to skilled nursing facilities over a three year phase in period. The first year, FY 2006, reduction would be 10% or $430,000. Year two would be a 20% reduction with year three and beyond holding at a 30% reduction similar to inpatient hospitals.
     Prescription Drugs – Medicare Part D — On December 8, 2003, the Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act (MMA) of 2003. This landmark legislation will have a significant effect on the long term care business. Medicaid patients were in the past billed to state Medicaid formularies for reimbursement with varying payment methodologies. Under Part D, private insurance companies contract with Medicare to provide this coverage for Medicare beneficiaries. Nursing centers generally contract with a pharmacy to provide drugs for their patients.
     Under Part D the pharmacy will be billing multiple companies for each nursing center serviced versus one state Medicaid formulary. For Medicare Part A patients, drug costs and charges will continue to be consolidated with their inpatient claims under Part A. Patients not on Medicare Part A or Medicaid may enroll in Medicare Part D plans that require pharmacy billing.
     Most of our nursing centers are serviced by owned regional pharmacies. There is substantial financial risk related to this legislation. Some insurance plans may not pay as much for drugs as Medicaid formularies have in the past. There could be gaps in coverage under these plans resulting in non-covered drugs and increased bad debts. Also, billing changes may impact the way drugs are purchased, increasing inventories and expense. There more likely than not will be a period of adjustment to insurance plans. We formed a team of pharmacists and other qualified individuals early on to study, network, develop, and administrate our implementation plan. We anticipate that modifications to our system in both personnel and computer systems may be necessary to remain profitable in this volatile area.
     Therapy -Therapy caps went into effect on January 1, 2006. The DRA of 2005 provides an exception process under which additional services could be approved when medically justified. Therapy caps are increased to $1,740 per patient per calendar year for Physical/Speech and Occupational therapy. The financial impact of therapy caps is not measurable at this time. The effect to our business may or may not be significant.

Homecares (HHAs)
     Medicare is uniform nationwide and reimburses homecares under a fixed payment methodology named the Prospective Payment System (HH PPS). PPS was instituted as mandated by the Balanced Budget Act of 1997. PPS became effective for our homecares effective October 1, 2000. Generally, Medicare makes payment under the HH PPS on the basis of a national standardized 60-day episode payment, adjusted for case mix and geographical wage index. Payment rates are updated annually and generally increased each October when the federal fiscal year begins. The acuity classification system is named HHRGs (Home Health Resource Groups).
     On December 8, 2003, the Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act (MMA) of 2003. As a result, payments to home health agencies increased by 2.3% beginning on January 1, 2004. Effective April 1, 2005 the rural add-on of 5% was eliminated causing a 3% decrease in revenues to all providers.
     The Deficit Reduction Act (DRA) of 2005 mandates the home health payment rate for 2006 would be frozen. HHAs serving rural beneficiaries would see a one-year five percent add-on payment under the legislation. The rural add-on payment would provide for a 2.5% increase in total payments or, for our homecare operations, approximately $1.2 million in FY 2006 due to a significant number of our homecares serving rural counties.
Medicaid Legislation and Regulations
     State Medicaid plans subject to budget constraints are of particular concern to us given the repeal of the Boren Amendment by the Balance Budget Act of 1997. The Boren Amendment provided fair reimbursement protection to nursing facilities. Changes in federal funding and pressure on certain provider taxes coupled with state budget problems have produced an uncertain environment. Industry studies predict the Medicaid crisis will continue with a state required contribution to Medicare Part D and anticipated budget deficits. States will more likely than not be unable to keep pace with nursing center inflation. States are under pressure to pursue other alternatives to long term care such as community and home-based services.
     In Tennessee, annual Medicaid rate increases have been delayed in 2005 due to submission of a new plan to CMS. The new plan substitutes a new funding methodology called Certified Patient Expenditures (CPE) for inter-governmental transfers (IGT). In effect our rates in Tennessee have been frozen for a year and a half. In Missouri, Medicaid rates were cut effective April 1, 2005. Missouri Medicaid was unable to fund expected rebasing of FY 2001 audited cost reports. In South Carolina, Medicaid has continued to fund and set new rates as usual effective October 1, 2005.
Competition
     In most of the communities in which we operate health care centers, there are other health care centers with which we compete. We own, lease or manage (through subsidiaries) 74 long-term health care facilities located in 10 states. Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities. There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including us, dominates any of these state’s long-term health care markets, except for some small rural markets which might have only one long-term health care facility. In competing for patients and staff with these centers, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of our health care centers are important in obtaining patients, since members of the patient’s family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital. We believe that by providing and emphasizing rehabilitative as well as skilled care services at our centers, we are able to broaden our patient base and to differentiate our centers from competing health care centers.
     Our homecares compete with other home health agencies (HHA’s) in most communities we serve. Competition occurs for patients and employees. Our homecares depend on hospital and physician referrals and reputation in order to maintain a health census.

     As we expanded into the assisted living market, we monitored proposed or existing competing assisted living centers. Our development goal is to link our health care centers with our assisted living centers, thereby obtaining a competitive advantage for both.
     We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees. In order to enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse’s aide training class, and we make financial scholarship aid available to physical therapy vocational programs. We support the Foundation for Geriatric Education. We also conduct an “Administrator in Training” course, 24 months in duration, for the professional training of administrators. Presently, we have six full-time individuals in this program. Four of our six regional vice presidents and 46 of our 73 health care center administrators are graduates of this program.
     We experience competition in providing management and accounting services to other long-term health care providers. Those services are provided primarily to owners with whom we have had previous involvement through ownership or through our relationship with NHI. Our insurance services are provided primarily to centers for which we also provide management and accounting services.
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
Employees
     As of December 31, 2005, our Administrative Services Contractor plus our managed centers had approximately 11,000 full and part time employees, who we call “Partners”. No employees are represented by a bargaining unit. We believe our current relations with our employees are good.
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
     We also maintain the following documents on the web site:
•	The NHC Code of Ethics and Standards of Conduct. This has been adopted for all employees of our Administrative Services Contractor, officers and directors of the Company. The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of conduct. To date there have been none.

•	Information on our “NHC Valuesline”, which allows our staff and investors unrestricted access to our Corporate Compliance Officer, executive officers and directors. The toll free number is 800-526-4064 and the communications may be incognito, if desired.

•	The NHC Restated Audit Committee Charter.

•	The NHC Compensation Committee Charter.

•	The NHC Nomination and Corporate Governance Committee Charter

     We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.

Item 1A.	Risk Factors
     You should carefully consider the risk factors set forth below, as well as the other information contained in this Annual Report on Form 10-K. The risks described below are not the only risks facing us. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.
Risks Relating to Our Company
     We depend on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from such payors may be reduced. — We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs. For the twelve months ended December 31, 2005, we derived approximately 61% of our net revenues from the Medicare, Medicaid and other government programs. Third-party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins. Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations. It is possible that the effects of further refinements to PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations. See Item 1, “Business — Government Health Care Reimbursement Programs” and “Medicare Legislation and Regulations” and “Medicaid Legislation and Regulations”.
     We conduct business in a heavily regulated industry, and changes in, or violations of, regulations may result in increased costs or sanctions that reduce our revenue and profitability. — In the ordinary course of our business, we are regularly subject to inquiries, investigations and audits by federal and state agencies to determine whether we are in compliance with regulations governing the operation of, and reimbursement for, skilled nursing, assisted living and independent living facilities, hospice, home health agencies and our other operating areas. These regulations include those relating to licensure, conduct of operations, ownership of facilities, construction of new and additions to existing facilities, allowable costs, services and prices for services. In particular, various laws, including federal and state anti-kickback and anti-fraud statutes, prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under federal and/or state health care programs such as Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by federal governmental programs. Sanctions for violating the anti-kickback and anti-fraud statutes include criminal penalties and civil sanctions, including fines and possible exclusion from governmental programs such as Medicare and Medicaid.
     In addition, the Stark Law broadly defines the scope of prohibited physician referrals under federal health care programs to providers with which they have ownership or other financial arrangements. Many states have adopted, or are considering, legislative proposals similar to these laws, some of which extend beyond federal health care programs, to prohibit the payment or receipt of remuneration for the referral of patients and physician referrals regardless of the source of the payment for the care. These laws and regulations are complex and limited judicial or regulatory interpretation exists. We cannot assure you that governmental officials charged with responsibility for enforcing the provisions of these laws and regulations will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.
     The regulatory environment surrounding the long-term care industry has intensified, particularly for larger for-profit, multi-facility providers like us. The federal government has imposed extensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, denials of payment for new Medicare and Medicaid admissions and civil monetary penalties. If we fail to comply, or are perceived as failing to comply, with the extensive laws and regulations applicable to our business, we could become ineligible to receive government program reimbursement, be required to refund amounts received from Medicare, Medicaid or private payors, suffer civil or criminal penalties, suffer damage to our reputation in various markets or be required to make significant changes to our operations. We are also subject to federal and state laws that govern financial and other arrangements between health care providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce the referral of patients to a particular provider for medical products and services. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in reimbursement programs and/or civil and criminal penalties. Furthermore, some states restrict certain business relationships between physicians and other providers of health care services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. From time to time, we may seek guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. Furthermore, should we lose licenses or certifications for a number of our facilities as a result of regulatory action or otherwise, we could be deemed in default under some of our agreements, including agreements governing outstanding indebtedness. We also are subject to potential lawsuits under a federal whistle-blower statute designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.
     We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, have had and could have an adverse effect on our financial position, results of operations and cash flows. See Item 1, “Business Government Health Care Reimbursement Programs”.
     We face additional federal requirements that mandate major changes in the transmission and retention of health information. HIPAA was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and second, to simplify health care administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of Health and Human Services has adopted pursuant to HIPAA are standards for the following: electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the health care industry, we believe that implementation of this law has resulted and will continue to result in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us. See Item 1, “Business - HIPAA Compliance”.
     We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. Our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in certain federal and state reimbursement programs, or the imposition of other harsh enforcement sanctions could have a material adverse effect upon our operations and financial condition.

     Significant legal actions, which are commonplace in our industry, could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our liquidity and financial condition. — As is typical in the health care industry, we are subject to claims that our services have resulted in resident injury or other adverse effects. We, like our industry peers, have experienced an increasing trend in the frequency and severity of professional liability, workers’ compensation, and health insurance claims and litigation asserted against us. In some states in which we have significant operations, insurance coverage for the risk of punitive damages arising from professional liability claims and/or litigation may not, in certain cases, be available due to state law prohibitions or limitations of availability. We cannot assure you that we will not be liable for punitive damage awards that are either not covered or are in excess of our insurance policy limits. We also believe that there have been, and will continue to be, governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.
     Due to the rising cost and limited availability of professional liability, workers’ compensation and health insurance, we are largely self-insured on all of these programs and as a result, there is no limit on the maximum number of claims or amount for which we or our insured subsidiary can be liable in any policy period. Although we base our loss estimates on independent actuarial analyses using the information we have to date, the amount of the losses could exceed our estimates. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted. In addition, our insurance coverage might not cover all claims made against us. If we are unable to maintain our current insurance coverage, if judgments are obtained in excess of the coverage we maintain, if we are required to pay uninsured punitive damages, or if the number of claims settled within the self-insured retention currently in place significantly increases, we could be exposed to substantial additional liabilities. We cannot assure you that the claims we pay under our self-insurance programs will not exceed the reserves we have set aside to pay claims. The number of claims within the self-insured retention may increase.
     Recent legislation and the increasing costs of being publicly owned are likely to impact our future consolidated financial position and results of operations. — In connection with the Sarbanes-Oxley Act of 2002, we are subject to rules requiring our management to report on the effectiveness of our internal controls over financial reporting, and further requiring our independent auditor to attest similarly to such effectiveness. If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information which could, in turn, have an adverse effect on our business, results of operations, financial condition and cash flows.
     Significant regulatory changes, including the Sarbanes-Oxley Act and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, have increased, and in the future are likely to further increase, general and administrative costs. In order to comply with the Sarbanes-Oxley Act of 2002, the listing standards of the American Stock exchange, and rules implemented by the Securities and Exchange Commission (SEC), we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources. Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.
     New accounting pronouncements or new interpretations of existing standards could require us to make adjustments in our accounting policies that could affect our financial statements. — The Financial Accounting Standards Board, the SEC, or other accounting organizations or governmental entities issue new pronouncements or new interpretations of existing accounting standards that sometimes require us to change our accounting policies and procedures. Future pronouncements or interpretations could require us to change our policies or procedures and have a significant impact on our future statements.
     By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. — We provide management and/or financial services to health care centers, assisting living centers and independent living centers owned by third parties. At December 31, 2005, we perform management services (which include financial services) for 27 such centers and accounting and financial services for an additional 37 such centers. Furthermore, we provide advisory services to NHR, a publicly traded REIT and financial services to Management Advisory Source, LLC which company provides advisory services to NHI, a publicly traded REIT. The “Risk Factors” contained herein as applying to us may in many instances apply equally to these other entities for which we provide services. We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities. Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.
     The cost to replace or retain qualified nurses, health care professionals and other key personnel may adversely affect our financial performance, and we may not be able to comply with certain states’ staffing requirements. — We could experience significant increases in our operating costs due to shortages in qualified nurses, health care professionals and other key personnel. The market for these key personnel is highly competitive. We, like other health care providers, have experienced difficulties in attracting and retaining qualified personnel, especially facility administrators, nurses, certified nurses’ aides and other important health care providers. There is currently a shortage of nurses, and trends indicate this shortage will continue or worsen in the future. The difficulty our skilled nursing facilities are experiencing in hiring and retaining qualified personnel has increased our average wage rate. We may continue to experience increases in our labor costs due to higher wages and greater benefits required to attract and retain qualified health care personnel. Our ability to control labor costs will significantly affect our future operating results.
     Certain states in which we operate skilled nursing facilities have adopted minimum staffing standards and additional states may also establish similar requirements in the future. Our ability to satisfy these requirements will depend upon our ability to attract and retain qualified nurses, certified nurses’ assistants and other staff. Failure to comply with these requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be adversely affected.
     Although we currently have no collective bargaining agreements with unions at our facilities, there is no assurance this will continue to be the case. If any of our facilities enter into collective bargaining agreements with unions, we could experience or incur additional administrative expenses associated with union representation or our employees.
     Future acquisitions may be difficult to complete, use significant resources, or be unsuccessful and could expose us to unforeseen liabilities. — We may selectively pursue acquisitions or new developments in our target markets. Acquisitions and new developments may involve significant cash expenditures, debt incurrence, capital expenditures, additional operating losses, amortization of the intangible assets of acquired companies, dilutive issuances of equity securities and other expenses that could have a material adverse effect on our financial condition and results of operations. Acquisitions also involve numerous other risks, including difficulties integrating acquired operations, personnel and information systems, diversion of management’s time from existing operations, potential losses of key employees or customers of acquired companies, assumptions of significant liabilities, exposure to unforeseen liabilities of acquired companies and increases in our indebtedness.
     We cannot assure you that we will succeed in obtaining financing for any acquisitions at a reasonable cost or that any financing will not contain restrictive covenants that limit our operating flexibility. We also may be unable to operate acquired facilities profitably or succeed in achieving improvements in their financial performance.
     We also may face competition in acquiring any facilities. Our competitors may acquire or seek to acquire many of the facilities that would be suitable acquisition candidates for us. This could limit our ability to grow by acquisitions or increase the cost of our acquisitions.
     Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. — As of December 31, 2005, we leased or owned

48 skilled nursing centers, 22 assisted living centers, and four independent living centers. Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment. Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers. We are undertaking a process to allocate more aggressively capital spending within our owned and leased centers in an effort to address issues that arise in connection with an aging physical plant.
     If factors, including factors indicated in these “Risk Factors” and other factors beyond our control, render us unable to direct the necessary financial and human resources to the maintenance, upgrade and modernization of our physical plant and equipment, our business, results of operations, financial condition and cash flow could be adversely impacted.
     Provision for losses in our financial statements may not be adequate.— Loss provisions in our financial statements for self-insured programs are made on an undiscounted basis in the relevant period. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claims history and independent actuarially determined estimates. The external analysis is completed by a certified actuary with extensive experience in the long-term care industry. Our management reviews the methods of determining these estimates and establishing the resulting accrued liabilities frequently, with any material adjustments resulting therefrom being reflected in current earnings. Although we believe that our provisions for self-insured losses in our financial statements are adequate, the ultimate liability may be in excess of the amounts recorded. In the event the provisions for loss reflected in our financial statements are inadequate, our financial condition and results of operations may be materially affected.
     Implementation of a new information technology infrastructure could cause business interruptions and negatively affect our profitability and cash flows. — We continue to refine and implement our information technology to improve customer service, enhance operating efficiencies and provide more effective management of business operations. Implementation of the new system and software and refinement of existing software carries risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of the implementation of our existing or future information technology infrastructure or are unable to obtain the projected benefits of this new infrastructure, it could adversely affect us and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
     If we fail to compete effectively with other health care providers, our revenues and profitability may decline.— The long-term health care services industry is highly competitive. Our skilled nursing health care centers, assisted living centers, independent living facilities, home care services and other operations compete on a local and regional basis with other nursing centers, health care providers, and senior living service providers. Some of our competitors’ facilities are located in newer buildings and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Our skilled nursing facilities face competition from skilled nursing, assisted living, independent living facilities, homecare services, and other operations that provide services comparable to those offered by our skilled nursing facilities. Many competing general acute care hospitals are larger and more established than our facilities.
     The long-term care industry is divided into a variety of competitive areas that market similar services. These competitors include skilled nursing, assisted living, independent living facilities, homecare services, hospice providers and other operations. Our facilities generally operate in communities that also are served by similar facilities operated by our competitors. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax exempt basis and that receive funds and charitable contributions unavailable to us. Our facilities compete based on factors such as our reputation for quality care; the commitment and expertise of our staff; the quality and comprehensiveness of our treatment programs; the physical appearance, location and condition of our facilities and to a limited extend, the charges for services. In addition, we compete with other long-term care providers for customer referrals from hospitals. As a result, a failure to compete effectively with respect to referrals may have an adverse impact on our business. Many of these competing companies have greater financial and other resources than we have. We cannot assure you that increased competition in the future will not adversely affect our financial condition and results of operations.
     Possible changes in the case mix of patients as well as payor mix and payment methodologies may significantly affect our profitability.— The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our facilities, the mix of patients and the rates of reimbursement among payors. Likewise, reimbursement for therapy services will vary based upon payor and payment methodologies. Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid will significantly affect our profitability. Particularly, any significant increase in our Medicaid population could have a material adverse effect on our financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.
     Private third-party payors continue to try to reduce health care costs. — Private third-party payors are continuing their efforts to control health care costs through direct contracts with health care providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by health care providers of all or a portion of the financial risk. We could be adversely affected by the continuing efforts of private third-party payors to limit the amount of reimbursement we receive for health care services. We cannot assure you that reimbursement payments under private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Future changes in the reimbursement rates or methods of private or third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our net operating revenues. Finally, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.
     We are exposed to market risk due to the fact that outstanding debt and future borrowings are or will be subject to wide fluctuations based on changing interest rates. — Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with variable rate borrowings. Although we do not currently have a bank credit facility, we may be in the future as we resume development and acquisitions. Any future credit facility will provide for variable rates and if market interest rates rise, so will our required interest payments on any future borrowings under the credit facility.
     Although we currently have a modest amount of debt outstanding, we expect to borrow in the future to fund development and acquisitions. In the event we incur substantial indebtedness, this could have important consequences to you. For example, it could:
•	make it more difficult for us to satisfy our financial obligations;

•	increase our vulnerability to general adverse economic and industry conditions, including material adverse regulatory changes such as reductions in reimbursement;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

•	require us to pledge as collateral substantially all of our assets;

•	require us to maintain certain debt coverage and financial ratios at specified levels, thereby reducing our financial flexibility;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	expose us to fluctuations in interest rates, to the extend our borrowings bear variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.
     In addition, loan agreements governing our debt contain and may in the future contain financial and other restrictive covenants limiting our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of some or all of our debts.
     We are permitted to incur substantially more debt, which could further exacerbate the risks described above.— We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our current debt do not completely prohibit us or our subsidiaries from incurring additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify.
     To service our indebtedness, we will require a significant amount of cash, the availability of which depends on many factors beyond our control. — Our ability to make payments on and to refinance our indebtedness, including our present indebtedness , and to fund planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extend, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     We may not be able to meet all of our capital needs. — We cannot assure you that our business will generate cash flow from operations, that anticipated revenue growth and improvement of operating efficiencies will be realized or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or curtain discretionary capital expenditures.

Item 1B.	Unresolved Staff Comments
     None

Item 2. Properties
LONG-TERM HEALTH CARE CENTERS

				Total	Joined
State	City	Center	Affiliation	Beds	NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	1973
	Moulton	NHC HealthCare, Moulton	Leased(1)	136	1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned(2)	135	1989
	Rossville	NHC HealthCare, Rossville	Leased(1)	112	1971

Kansas	Chanute	Chanute HealthCare Center	Managed	77	2001
	Council Grove	Council Grove HealthCare Center	Managed	80	2001
	Haysville	Haysville HealthCare Center	Managed	119	2001
	Larned	Larned HealthCare Center	Managed	54	2001
	Sedgwick	Sedgwick HealthCare Center	Managed	62	2001

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194	1971
	Madisonville	NHC HealthCare, Madisonville	Leased(1)	94	1973

Massachusetts	Greenfield	Buckley Nursing Home	Managed	120	1999
	Holyoke	Buckley Center for Nursing & Rehab.	Managed	102	1999
	Quincy	John Adams Continuing Care Center	Managed	71	1999
	Taunton	Longmeadow of Taunton	Managed	100	1999

Missouri	Columbia	Columbia HealthCare Center	Managed	97	2001
	Desloge	NHC HealthCare, Desloge	Leased(1)	120	1982
	Joplin	Joplin HealthCare Center	Managed	92	2001
	Joplin	NHC HealthCare, Joplin	Leased(1)	126	1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170	1982
	Macon	Macon Health Care Center	Managed	120	1982
	Osage Beach	Osage Beach Health Care Center	Managed	120	1982
	St. Charles	Charlevoix HealthCare Center	Managed	142	2001
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120	1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	1987
	Springfield	Springfield Rehabilitation and	Managed	120	1982
		Health Care Center
	Town & Country	Town & Country HealthCare Center	Managed	282	2001
	West Plains	West Plains Health Care Center	Leased(1)	120	1982

New Hampshire	Epsom	Epsom Manor	Managed	108	1999
	Manchester	Maple Leaf Health Care Center	Managed	114	1999
	Manchester	Villa Crest Health Care Center	Managed	126	1999

South Carolina	Aiken	Mattie C. Hall Health Care Center	Managed	176	1982
	Anderson	NHC HealthCare, Anderson	Leased(1)	290	1973
	Clinton	NHC HealthCare, Clinton	Leased(1)	131	1993
	Columbia	NHC HealthCare, Parklane	Leased(1)	120	1997
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152	1973
	Greenville	NHC HealthCare, Greenville	Leased(1)	176	1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176	1973
	Lexington	NHC HealthCare, Lexington	Leased(1)	120	1994

				Total	Joined
State	City	Center	Affiliation	Beds	NHC
	Mauldin	NHC HealthCare, Mauldin	Leased(1)	120	1997
	Murrells Inlet	NHC HealthCare, Garden City	Leased(1)	88	1992
	North Augusta	NHC HealthCare, North Augusta	Leased(1)	132	1991
	Sumter	NHC HealthCare, Sumter	Managed	138	1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98	1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	1971
	Columbia	Maury Regional Hospital	Managed	20	1996
	Columbia	NHC HealthCare, Columbia	Leased(1)	106	1973
	Columbia	NHC HealthCare, Hillview	Leased(1)	92	1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94	1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191	1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120	1976
	Farragut	NHC HealthCare, Farragut	Leased(1)	60	1998
	Franklin	NHC Place, Cool Springs	Owned	160	2004
	Franklin	NHC HealthCare, Franklin	Leased(1)	80	1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	1971
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	172	1977
	Knoxville	NHC HealthCare, Knoxville	Leased(1)	139	1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96	1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	62	1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	102	1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60	1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150	1971
	Milan	NHC HealthCare, Milan	Leased(1)	122	1971
	Murfreesboro	AdamsPlace	Leased(1)	90	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	1974
	Nashville	The Health Center of Richland Place	Managed	107	1992
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128	1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102	1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72	1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	120	1975
	Springfield	NHC HealthCare, Springfield	Leased(1)	107	1973

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120	1973
ASSISTED LIVING UNITS

State	City	Center		Units

Alabama	Anniston	NHC Place/Anniston	Leased(1)	68

Arizona	Gilbert	The Place at Gilbert	Managed	50
	Glendale	The Place at Glendale	Managed	38
	Tucson	The Place at Tucson	Managed	50
	Tucson	The Place at Tanque Verde	Managed	38

Kansas	Larned	Larned Health Care Center	Managed	19

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	8

State	City	Center		Units
Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	25

New Hampshire	Epsom	Heartland Place	Managed	54
	Manchester	Villa Crest Assisted Living	Managed	29

South Carolina	Conway	The Place at Conway	Managed	42

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Leased(1)	84
	Franklin	NHC Place, Cool Springs	Owned	46
	Gallatin	The Place at Gallatin	Managed	42
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	6
	Kingsport	The Place at Kingsport	Managed	44
	Murfreesboro	AdamsPlace	Leased(1)	83
	Nashville	Richland Place	Managed	24
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	12
	Tullahoma	The Place at Tullahoma	Managed	42
RETIREMENT APARTMENTS

State	City	Retirement Apartments	Affiliation	Units	Established

Kansas	Larned	Larned HealthCare Center	Managed	10	2001

Missouri	St. Charles	Lake St. Charles Retirement	Leased(1)	155	1984
		Apartments

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30	1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63	1987
	Murfreesboro	AdamsPlace	Leased(1)	93	1997
	Nashville	Richland Place Retirement Apartments	Managed	137	1993
HOMECARE PROGRAMS

State	City	Homecare Programs	Affiliation	Established

Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned	1994
	Chipley	NHC HomeCare of Chipley	Owned	1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned	1994
	Marianna	NHC HomeCare of Marianna	Owned	1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned	1999
	Ocala	NHC HomeCare of Ocala	Owned	1996
	Panama City	NHC HomeCare of Panama City	Owned	1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned	1994
	Quincy	NHC HomeCare of Quincy	Owned	1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned	1997

South Carolina	Aiken	NHC HomeCare of Aiken	Owned	1996
	Greenwood	NHC HomeCare of Greenwood	Owned	1996
	Laurens	NHC HomeCare of Laurens	Owned	1996

State	City	Homecare Programs	Affiliation	Established
Tennessee	Athens	NHC HomeCare of Athens	Owned	1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned	1985
	Columbia	NHC HomeCare of Columbia	Owned	1977
	Cookeville	NHC HomeCare of Cookeville	Owned	1976
	Dickson	NHC HomeCare of Dickson	Owned	1977
	Johnson City	NHC HomeCare of Johnson City	Owned	1978
	Knoxville	NHC HomeCare of Knoxville	Owned	1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned	1977
	Lebanon	NHC HomeCare of Lebanon	Owned	1997
	Lewisburg	NHC HomeCare of Lewisburg	Owned	1977
	McMinnville	NHC HomeCare of McMinnville	Owned	1976
	Milan	NHC HomeCare of Milan	Owned	1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned	1976
	Pulaski	NHC HomeCare of Pulaski	Owned	1985
	Somerville	NHC HomeCare of Somerville	Owned	1983
	Sparta	NHC HomeCare of Sparta	Owned	1984
	Springfield	NHC HomeCare of Springfield	Owned	1984

(1)	Leased from NHR or NHI

(2)	NHC HealthCare/Fort Oglethorpe and NHC HealthCare/Fort Sanders are owned by separate limited partnerships. The Company owns approximately 80% of the partnership interest in Fort Oglethorpe and 25% of the partnership interest in Fort Sanders.
Item 3. Legal Proceedings.
General and Professional Liability Lawsuits and Insurance
     Since 1996, across the nation, the long term care industry has experienced a dramatic increase in the frequency of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents. As of December 31, 2005, we and/or our managed centers are currently defendants in 59 such claims covering the years 1995 through December 31, 2005. Two of these 59 claims are currently pending in relation to the September 25, 2003 fire discussed below. Thirteen of the 59 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the thirteen Florida suits, six suits relate to events before and seven suits relate to events after our cessation of business in Florida. These latter seven suits assert allegations of continued exposure even after we ceased operations.
     In 2002, we established and capitalized a wholly-owned licensed liability insurance company. Thus, since 2002, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us is provided through this wholly-owned insurance company.
     Our coverages for all years include primary policies and umbrella policies. In 2002, deductibles were eliminated and first dollar coverage was provided through the wholly-owned insurance company, while the excess coverage was provided by a third party insuror.
     Beginning in 2003, both primary and excess professional liability insurance coverage was provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $11.0 million in 2003, $12.0 million in 2004 and $14.0 million in 2005. Years 2003-2005 have a $7.5 million annual excess aggregate.
     In May 2004, we entered into an agreement in which NHC assumed all outstanding professional liability exposures for the period October 1, 2000 through December 31, 2001, which were previously insured through a third party carrier. In return, NHC received a return of insurance premiums in the amount of $4,169,000.

     As a result of the terms of our insurance policies and our use of a wholly-owned insurance company, we have retained significant self-insured risk with respect to general and professional liability. We use independent actuaries to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to exposures in excess of coverage limits, and we maintain reserves for these obligations. It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.
Nashville Fire
     On September 25, 2003, a tragic fire occurred on the second floor of a skilled nursing facility located in Nashville, Tennessee operated by one of our limited liability company subsidiaries. While the concrete and steel constructed facility complied with applicable fire safety codes, the building was not equipped with fire sprinklers. Although the fire was predominantly confined to a patient’s room, extensive smoke filled the area and caused injuries to other patients despite aggressive efforts to evacuate these patients by NHC employees, fire department personnel and other volunteers. There were sixteen patient deaths subsequent to the fire, an undetermined number of which may be related to the events of September 25, 2003.
     The fire produced extensive media coverage, specifically focused on the fact that health care centers, including hospitals, constructed prior to 1994 are not required by Tennessee law or regulations to be fully sprinkled if constructed with fire resistant materials. Irrespective of code standards, we undertook to install fire sprinklers in all of our owned and leased long-term care centers, which installation is now completed. We proactively sought to resolve any questions and/or losses with patients and their families. Of a total of 32 lawsuits filed against us, 30 have been settled. Two lawsuits are currently pending. The cases were consolidated in the Third Circuit Court for Davidson County, Tennessee. Discovery is ongoing in the remaining two cases. The Company continues to vigorously defend against the allegations in these lawsuits while seeking settlement and final resolution with the families.
     Additionally, in connection with the fire, we have incurred losses and costs associated with interruption of business, as we have closed the center. For the year ended December 31, 2004, we received or accrued $1,404,000 of insurance recoveries from third-party insurance carriers. Amounts of insurance recoveries received in 2005 are immaterial in amount when netted against the related expenses. These insurance recoveries reduced our losses and costs and were included in other operating expenses in the consolidated statements of income.
     The building involved in the fire was leased by one of our limited liability company subsidiaries from National Health Investors, Inc. (NHI). We terminated the lease during the third quarter of 2004. A provision of the lease allowed that if substantial damage occurred during the lease term, we could terminate the lease with respect to the damaged property. Under the lease, NHC had no obligation to repair the property and NHI was entitled to all insurance proceeds related to the building damage. We are obligated to continue to indemnify and hold harmless NHI from any and all demands arising from our use of the property. NHI retained the right to license the beds under the lease termination.
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
General Litigation
     There is certain additional litigation incidental to our business, none of which, in management’s opinion, would be material to our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of the Shareholders was held on May 3, 2005, and the results reported in the March 31, 2005, Form 10-Q filed with the SEC on May 9, 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The shares of common stock of National HealthCare Corporation are traded on the American Stock Exchange under the symbol NHC. The closing price for the NHC shares on March 3, 2006 was $39.88. On December 31, 2005, NHC had approximately 4,200 shareholders, comprised of approximately 2,400 shareholders of record and an additional 1,800 shareholders indicated by security position listings. The following table sets out the quarterly high and low sales prices of NHC’s shares. NHC paid no dividends during 2003.

	Stock Prices		Cash
			Dividends
	High	Low	Declared
2004
1st Quarter	$26.00	$19.00	None
2nd Quarter	30.75	24.86	$.250
3rd Quarter	29.76	25.75	.125
4th Quarter	36.85	28.46	.125

2005
1st Quarter	$37.61	$30.00	$.125
2nd Quarter	36.49	30.51	.150
3rd Quarter	36.95	33.62	.150
4th Quarter	38.95	33.83	.150
     There was no repurchase or publically announced programs to repurchase our common stock in 2005.
Item 6. Selected Financial Data.
     The following table represents selected financial information for the five years ended December 31, 2005. The financial information for 2005, 2004 and 2003 has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

			Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Operating Data:
Net revenues	$542,381	$521,829	$472,864	$458,252	$419,967
Total costs and expenses	495,691	481,774	439,577	430,806	397,804
Income before income taxes	46,690	40,055	33,287	27,446	22,163
Income tax provision	18,055	16,083	13,335	11,009	8,963
Net income	28,635	23,972	19,952	16,437	13,200

			Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Earnings per share:
Basic	$2.34	$2.05	$1.72	$1.43	$1.17
Diluted	2.24	1.95	1.65	1.37	1.13

Dividends declared per share:
Cash	$.575	$.500	$—	$—	$—

Balance Sheet Data:
Total assets	$410,625	$373,117	$352,393	$305,575	$293,103
Accrued risk reserves	70,290	62,354	43,953	31,632	22,528
Long-term debt, less current portion	13,568	16,025	19,000	26,220	40,029
Debt serviced by other parties	—	1,494	1,727	1,952	2,146
Stockholders’ equity	203,059	182,348	151,027	120,141	96,078
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview—
     National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of long-term health care services. We operate or manage 74 long-term health care centers with 9,177 beds in 10 states and provide other services in two additional states. These operations are provided by separately funded and maintained subsidiaries. We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer’s care units, homecare programs, assisted living centers and independent living centers. In addition, we provide management and accounting services to owners of long-term health care centers and advisory services to National Health Realty, Inc., (“NHR”) and prior to November 1, 2004 to National Health Investors, Inc. (“NHI”).
Summary of Goals and Areas of Focus
     Earnings — To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. Because of changes in government reimbursement methodology, revenues from Medicare are expected to decline modestly in 2006. Inflationary increases in our costs may cause net earnings from patient services to decline.
     Development and Growth — The long-term care industry has gone through a long period of financial distress caused by material reductions in government payments for services and dramatic increases in the cost of professional liability insurance. As a result, we have limited our expansion efforts and used cash generated from operations to repay debt and build liquidity.
     During the third quarter of 2005, we began construction of a 30 bed addition to an existing long-term care facility located in Farragut, Tennessee and a 60 bed addition to an existing long-term care facility located in Mauldin, South Carolina. Both of these additions are to facilities that we lease from NHR. We estimate that the costs of the additions will be approximately $10,700,000, and we have incurred accumulated costs of approximately $2,243,000 at December 31, 2005. In addition, we started renovations in April, 2005 at a facility we lease from NHI located in Lewisburg, Tennessee. We anticipate the costs of the renovations will be approximately $1,344,000, and we have incurred accumulated costs of approximately $1,216,000 at December 31, 2005. Construction is expected to begin in 2006 at two additional centers that we lease from NHR to add 120 beds at an expected cost of $11,025,000. During 2006, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers.

     In 2006 we are continuing to develop an active hospice program in selected areas through our partnership with the recently formed Caris Healthcare and are also exploring opportunities to expand our home health care services.
     NHI Lease Renewal — On December 27, 2005, we reached an agreement with National Health Investors, Inc. to extend our lease of 41 properties through December 31, 2021, with three additional five-year renewal options, each at fair market value. This lease extension assures our long-term use of these properties which we developed.
     NHR Lease Renewal — Effective August 1, 2005, we reached an agreement with National Health Realty, Inc. (NHR) to extend our lease of 14 properties through December 31, 2017, with an additional renewal option for 10 years at fair market value. This lease extension assures our long-term use of these properties which we developed.
     Accrued Risk Reserves — Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $70,290,000 at the end of 2005 and are a primary area of management focus. We have set aside restricted cash to fully fund our professional liability and workers’ compensation reserves. As to the tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary, we have settled 30 of the 32 lawsuits filed against the company and will continue to vigorously defend against the allegations in the lawsuits while seeking settlement and final resolution with the families.
     As to the risks of fire, we have installed fire sprinklers in all of our owned and leased long-term care centers that were not already so equipped. In addition, we have implemented a comprehensive fire safety training program at all of our centers and reviewed and modified, if necessary, our priority safety procedures.
     As to exposure for professional liability claims, we have developed for our centers performance certification criteria to measure and bring focus to the patient care issues most likely to produce professional liability exposure, including in-house acquired pressure ulcers, significant weight loss and numbers of falls. These programs for certification, which we regularly modify and improve, have produced measurable improvements in reducing these incidents. Our experience is that achieving goals in these patient care areas improves both patient and employee satisfaction. Furthermore, we are continuing efforts to identify and restructure the ownership or management of our higher risk operations and locations to eliminate NHC liability exposure.
     As to workers’ compensation claims, we have implemented programs such as safety boards, safety awards, and tracking systems for “days without a lost time accident” to bring focus to these risks at all of our locations. As to health insurance claims, we changed our health plan network provider to obtain better discounts in 2005 and we continue to evaluate our health plan design to identify opportunities for improvements and cost savings.
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
     Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:
     Revenue Recognition — Third Party Payors - Approximately 61% (2005), 64% (2004) , and 66% (2003) of our net revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized. For the cost report years 1997 and 1998, we have submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. We received preliminary intermediary approval on $14,186,000 of these requests in 2001 after settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al. We have, in addition, made provisions of approximately $12,761,000 for other various Medicare and Medicaid issues for current and prior year cost reports. Consistent with our revenue recognition policies, we will record revenues associated with the approved requests and the other various issues when the approvals, including the final cost report audits, are assured. The three-year review period expired in 2004 for approximately $22,310,000 of the routine cost limit exceptions and this amount was recorded as revenue in 2004 even though we received no cash payments for this revenue in 2004. Adjustments of a similar nature were not significant in 2005.
     Revenue Recognition — Private Pay — For private pay patients in skilled nursing or assisted living facilities, we bill room and board in advance for the current month with payment being due upon receipt of the statement in the month the services are performed. Charges for ancillary, pharmacy, therapy and other services to private patients are billed in the month following the performance of services. All billings are recognized as revenue when the services are performed.
     Accrued Risk Reserves — We are principally self-insured for risks related to employee health insurance, workers’ compensation and professional and general liability claims. Our accrued risk reserves primarily represent the accrual for self-insured risks associated with employee health insurance, workers’ compensation and professional and general liability claims. The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims. Our policy with respect to a significant portion of our workers’ compensation and professional and general liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims. Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid. We reassess our accrued risk reserves on a quarterly basis.
     Professional liability remains an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of December 31, 2005, we and/or our managed centers are defendants in 50 such claims inclusive of years 1995 through 2005. In addition, two lawsuits are currently pending relative to a September 25, 2003 fire at our Nashville LLC skilled nursing subsidiary. This litigation may still take several years to reach final resolution. There have been no additional claims asserted that are related to the events of September 25, 2003 since 2004. It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.
     We maintain insurance coverage for incidents occurring in all provider locations owned, leased or managed by us. The coverages include both primary policies and umbrella policies.
     For 2002, we maintain primary coverage through our own insurance company with excess coverage provided by a third party insurance company. For 2003-2005, we maintain both primary and excess coverage through our own insurance subsidiary. In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.
     Revenue Recognition — Uncertain Collections — We provide management services to certain long-term care facilities and to others we provide accounting and financial services. We generally charge 6% of net revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services. Generally our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided. However, there are certain of the third parties with which we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that the service revenue realization is uncertain and our policy is to recognize income only in the period in which the amounts are collected. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

     Certain of our accounts receivable from private paying patients and certain of our notes receivable are subject to credit losses. We have attempted to reserve for expected accounts receivable credit losses based on our past experience with similar accounts receivable and believe our reserves to be adequate.
     We continually monitor and evaluate the carrying amount of our notes receivable in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan — An Amendment of FASB Statements No. 5 and 15.” It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of the receivables changes over time. We continually review and refine our estimation process to make it as reactive to these changes as possible. However, we cannot guarantee that we will be able to accurately estimate credit losses on these balances. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.
     Potential Recognition of Deferred Income — During 1988, we sold the assets of eight long-term health care centers to National Health Corporation (“National”), our administrative general partner at the time of the sale. The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period. $10,000,000 of the previously deferred income will be recognized as income at the time of and in proportion to the collection of the associated $10,000,000 note. Additional deferred income of $2,000,000 will be reported when the company no longer has an obligation to advance the $2,000,000 working capital loan. The collection (or alternatively, the offset against certain payables to National) of up to $12,000,000 of notes receivable would result in the immediate recognition of up to $12,000,000 of pretax net income. Currently, the notes are due December 31, 2007.
     Guarantees — We guarantee the debt of managed and other long-term health care centers ($9,269,000) and the debt of National and the ESOP ($7,564,000). We recorded a liability in the amount of $1,044,000 related to our guarantee of $5,000,000 of debt of six long-term health care centers in Florida. We recorded this liability based upon our estimate of the value of the underlying collateral of the loans. It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period.
     Tax Contingencies — NHC continually evaluates for tax related contingencies. Contingencies may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. We believe we have adequate provisions for tax contingencies. However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.
Results of Operations
     The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2005, 2004 and 2003.

Percentage of Net Revenues

Year Ended December 31,	2005	2004	2003
Revenues:
Net patient revenues	87.9%	89.0%	89.4%
Other revenues	12.1	11.0	10.6

Net revenues	100.0	100.0	100.0

Costs and Expenses:
Salaries, wages and benefits	52.6	52.9	53.7
Other operating	27.7	28.7	27.4
Rent	7.7	7.9	8.8
Write-off of notes receivable	.2	—	—
Depreciation and amortization	2.9	2.6	2.6
Interest	.3	.2	.4

Total costs and expenses	91.4	92.3	92.9

Income before income taxes	8.6%	7.7%	7.1%

     The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.
Period to Period Increase (Decrease)

	2005 vs. 2004		2004 vs. 2003
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$11,925	2.6%	$41,930	9.9%
Other revenues	8,627	15.1	7,035	14.0

Net revenues	20,552	3.9	48,965	10.4

Costs and Expenses:
Salaries, wages and benefits	9,374	3.4	22,250	8.8
Other operating	598	.4	19,846	15.3
Rent	1,015	2.5	(503)	(1.2)
Write-off of notes receivable	1,000	100.0	—	—
Depreciation and amortization	1,698	12.3	1,385	11.2
Interest	232	17.9	(781)	(37.5)

Total costs and expenses	13,917	2.9	42,197	9.6

Income Before Income Taxes	$6,635	16.6%	$6,768	20.3%

     Our long-term health care services, including therapy and pharmacy services, provided 90% of net patient revenues in 2005, 2004, and 2003. Homecare programs provided 10% of net patient revenues in 2005, 2004, and 2003.
     The overall census in owned, leased and managed health care centers for which we guarantee the debt for 2005 was 94.0% compared to 93.9% in 2004 and 2003.
     Approximately 63% (2005), 64% (2004), and 66% (2003) of our net revenues are derived from Medicare, Medicaid, and other government programs. As discussed above in the Application of Critical Accounting Policies section, amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries. See Application of Critical Accounting Policies for discussion of the effects that this revenue concentration and the uncertainties related to such revenues have on our revenue recognition policies.

Government Program Financial Changes
     Cost containment will continue to be a priority for Federal and State governments for health care services, including the types of services we provide.
Medicare—
     Effective October 1, 2005, PPS rates were increased by a 3.1% annual inflation update factor. Revenues for the fourth quarter of 2005 reflected the continuation of the temporary add-on payments. We estimate that the positive revenue effect of the CMS final rule was $650,000 for the fourth quarter of 2005.
     Including inflation, total Medicare payments to all providers in FY 2006 as projected by CMS will be the same as total payments made to all providers in FY 2005. However, the final rule will cause a redistribution of payments among providers. This is accomplished by refinements expanding the Resource Utilization Groups (RUGs) from 44 RUG groups to 53 RUG groups and by eliminating temporary rate add-ons. The elimination of temporary add-ons has always been tied to the long awaited RUG refinement. RUG refinement increases the case mix weight that applies to both nursing and non-ancillary therapy ancillary costs. This is a permanent change in the PPS methodology. Excluding the 3.1% annual inflation update factor, RUG refinement is expected to reduce our Medicare payment rates approximately $13 per patient day beginning January 1, 2006, thereby reducing 2006 revenues and pre-tax income by approximately $4.6 million.
     The Deficit Reduction Act (DRA) of 2005 mandates the reduction of bad debt payments, which payments are included in patient revenues, to skilled nursing facilities over a three year phase in period. The first year, FY 2006, reduction would be 10% or $430,000. Year two would be a 20% reduction with year three and beyond holding at 30% similar to inpatient hospitals.
     Payments to home health agencies increased by 2.3% effective January 1, 2005. Effective April 1, 2005 the rural add-on of 5% was eliminated causing a 3% decrease in revenues. In effect, the increase in inflation and loss of the rural add-on offset resulting in no significant increase or decrease in revenues for FY 2005.
     The Deficit Reduction Act (DRA) of 2005, if adopted as proposed, would mandate the home health payment rate for 2006 would be frozen. HHAs serving rural beneficiaries would see a one-year five percent add-on payment under the legislation. The rural add-on payment would provide for a 2.5% increase in total payments, for our homecare operations approximately $1.2 million in FY 2006 due to a significant number our homecares serving rural counties.
Medicaid—
     Tennessee annual Medicaid rate increases have been delayed in 2005 due to submission of a new plan to CMS. The new plan substitutes a new funding methodology called Certified Patient Expenditures (CPE) for inter-governmental transfers (IGT). In effect our rates in Tennessee have been frozen for a year and a half as of December 31, 2005. If approved, it is anticipated that the rate increase would be retroactive to July 1, 2005. The increase in revenue is estimated to be approximately $650,000 per quarter.
     Missouri Medicaid cut their rates effective April 1, 2005, and was unable to fund the second and third year of the expected rebasing of FY 2001 audited cost reports. The April 1, 2005 rate change reduced our revenues $145,000 in 2005. The failure to implement the rebasing decreased revenues by approximately $2,600,000 in each year since 2001.
     South Carolina Medicaid annual per diem rate increases are expected to result in additional revenues of approximately $585,000 for the next four quarters.

2005 Compared to 2004
     Results for 2005 include a 3.9% increase compared to 2004 in net revenues and a 16.6% increase in net income before income taxes.
     As indicated in the tables shown above, our patient revenues for 2005 increased $11,925,000 or 2.6% compared to 2004. However, if you exclude the $22,310,000 of prior year Medicare and Medicaid adjustments, our 2005 patient revenues increased approximately $34,235,000. We estimate that the October 2004 Medicare rate increases for skilled nursing centers and homecare programs increased our revenues by approximately $3,400,000 for the twelve months ended December 31, 2005. Our Cool Springs health care and assisted living center in Franklin, Tennessee opened in May 2004 and a 30 long-term bed addition located in Murfreesboro, Tennessee opened in August 2004. These additions, net of a decrease in revenues from beds closed elsewhere, added approximately $12,936,000 to net patient revenues. Finally, improved census mix and therapy and pharmacy billings to managed centers increased our twelve months revenues approximately $13,300,000 compared to the period last year. Patient revenue increases in 2004 included the recognition of approximately $22,310,000 of prior period Medicare and Medicaid adjustments. Prior year adjustments in 2005 were not significant.
     Other revenues this year increased $8,627,000 or 15.1% to $65,785,000. Other revenues in 2005 include management and accounting service fees of $24,684,000 ($20,504,000 in 2004) and insurance services revenue of $23,585,000 ($19,685,000 in 2004). The increase in management and accounting service fees is due in part to the recognition in 2005 of $8,416,000, of fees received in 2005 but which had been doubtful of collection in prior years. During 2005, NHC provided management, accounting and financial services for 37 facilities as compared to 40 facilities during 2004.
     The increase in insurance service revenues is due to increased premiums for professional liability insurance from our wholly-owned insurance subsidiary. The premiums charged are based on factors considering actuarially determined estimates of potential liability.
     Total costs and expenses for 2005 increased $13,917,000 or 2.9% to $495,691,000 from $481,774,000 in 2004. Salaries, wages and benefits, the largest operating costs of this service company, increased $9,374,000 or 3.4% to $285,488,000 from $276,114,000. Other operating expenses increased $598,000 or .4% to $150,160,000 for 2005 compared to $149,562,000 in 2004. Rent expense increased $1,015,000 or 2.5% to $42,049,000. Depreciation and amortization increased 12.3% to $15,463,000. Interest costs increased 17.9% to $1,531,000.
     Increases in salaries, wages and benefits are due in part to increased numbers of employees due to newly opened long-term care bed additions or facilities (approximately $4,700,000 of increase), to inflationary wage increases and to increased bonus and benefit programs compared to 2004. The increases in bonus and benefit programs result both from inflationary increases as well as from changes in the benefit programs.
     Increases in other operating costs and expenses are due in part to increases in the costs of health insurance and to increased census at our 160 long-term care beds and 46 assisted living units which opened in May 2004 and 30 long-term care beds which opened in August 2004. Increases were offset in part due to decreases in professional liability insurance and workers’ compensation insurance.
     Expenses also included a loss of $1,000,000 for the write-down of a note receivable in March, 2005. This note receivable is due from a 120-bed long-term health care center in Missouri that we manage. As a result of increased operating costs and the lack of increase in reimbursement rates, the cash flows of this center declined and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan — an Amendment of FASB Statements No. 5 and 15”, we concluded that a write-down of $1,000,000 was required. We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

     Rent expense increased primarily due to increases in percentage rent to NHR and NHI. The increase was offset in part due to terminated leases for an 80-bed long-term health care center and a 124-bed long-term health care center in 2004.
     The increase in interest costs is primarily due to recording capitalized interest of approximately $230,000 for construction projects financed internally in the nine month period ended December 31, 2004. The weighted average interest rate for our debt increased to 7.3% in 2005 from 5.7% in 2004.
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
     Other revenues in 2004 increased $7,035,000 or 14.0% to $57,158,000. Other revenues in 2004 include management and accounting service fees of $20,504,000 ($14,299,000 in 2003) and insurance services revenue of $19,685,000 ($17,427,000 in 2003). The increase in management and accounting service fees is due in part to the recognition in 2004 of $5,706,000, including $2,938,000 from National, of fees received in 2004 but which had been doubtful of collection in prior years. During 2004, NHC provided management, accounting and financial services for 40 facilities as compared to 42 facilities during 2003.
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
     Increases in other operating costs and expenses are due in part to increases in the costs of professional liability insurance, workers’ compensation insurance and health insurance. Newly opened long-term care bed additions or facilities and higher utilization of our therapy and homecare services also contributed to the increases.
     Decreased interest expense is primarily due to our $16,791,000 prepayment of long-term debt in December 2003 and $327,000 in May 2004. The weighted average interest rate for our debt increased to 5.7% in 2004 from 5.2% in 2003.

Liquidity, Capital Resources and Financial Condition—
     Sources and Uses of Funds — Our primary sources of cash include revenues from the healthcare and senior living facilities we operate, insurance services, management services and accounting services. Our primary uses of cash include salaries, wages and other operating costs of our home office and the facilities we operate, the cost of additions to and acquisitions of real property, rent expenses, debt service payments (including principal and interest) and dividend distributions. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change			One Year Change		Two Year Change
					Year Ended
	Dec. 31, 2003	Dec. 31, 2004	$	%	Dec. 31, 2005	$	%	$	%
Cash and Cash equivalents at beginning of period	$50,492	$43,899	$(6,593)	-13%	$40,601	$(3,298)	-8%	$(9,891)	-20%

Cash provided from (used in) operating activities	45,407	20,295	(25,112)	-55%	63,839	43,544	215%	18,432	41%

Cash provided from (used in) investing activities	(17,435)	(8,573)	8,862	-51%	(20,038)	(11,465)	134%	(2,603)	15%

Cash provided from (used in) financing activities	(34,565)	(15,020)	19,545	-57%	(23,532)	(8,512)	57%	11,033	-32%

Cash and cash equivalents at end of period	$43,899	$40,601	$(3,298)	-8%	$60,870	$20,269	50%	$16,971	39%

     Operating Activities — Net cash provided by operating activities for the year ended December 31, 2005, was $63,839,000 as compared to $20,295,000 for 2004. Cash provided by operating activities for the current year is composed of net income plus depreciation and increases in various accrued current liabilities including accrued risk reserves, tax refund and accrued payroll offset partially by increases in accounts receivable and decreases in accrued liabilities including amounts due third party payors which are payables to Medicare and Medicaid intermediaries. Depreciation increased due primarily to the completion of construction and placing in service a healthcare center located in Franklin, Tennessee and an addition to an existing healthcare center located in Murfreesboro, Tennessee.
     Amounts due to third party payors, which are payable to Medicare and Medicaid intermediaries decreased $22,705,000 in 2004 due to the recognition of revenue related to the expiration of the review period for routine limit cost exception requests which were originally approved in 2001. The increase in other current liabilities and accrued risks reserves accounted for $11,705,000 in 2005 and $13,734,000 in 2004 of the cash provided by operating activities. If the risks materialize as expected, which may not be finally known for several years, they will require the use of our restricted cash.
     Investing Activities — Cash used in investing activities totaled $20,038,000 for the year ended December 31, 2005, as compared to $8,573,000 used in investing activities for the year ended December 31, 2004. Cash used for property and equipment additions was $16,992,000 for the year ended December 31, 2005 and $22,741,000 in the comparable period in 2004. Investments in notes receivable totaled $2,197,000 in 2005 compared to $7,972,000 in 2004. Cash provided by net collections of notes receivable was $163,000 in 2005 compared to net collections in notes receivable in 2004 of $21,905,000. Cash used in the purchase of marketable securities was $1,168,000 in 2005 compared to $218,000 in 2004.
     Construction costs included in additions to property and equipment includes $2,243,000 for partial construction of a 30 bed addition to an existing long-term care facility located in Farragut, Tennessee and a 60 bed addition to an existing long-term care facility located in Mauldin, South Carolina. An additional $1,338,000 is for partial construction of a kitchen renovation at an existing health care center located in Lewisburg, Tennessee. Approximately $2,000,000 is for the installation of fire sprinklers for which we completed installation at all of our owned and leased centers that were not already so equipped. The remaining $11,411,000 of additions to property and equipment were for capital improvements at our 49 leased or owned centers.
     Investments in notes receivable in 2004 includes our $7,376,000 investment in $15,000,000 (face value) of tax exempt bonds, related to a facility for which we previously guaranteed the debt.
     Financing Activities — Net cash used in financing activities totaled $23,532,000 for the year ended December 31, 2005 compared to $15,020,000 in 2004. Payments on debt were $2,257,000 in 2005 compared to $3,817,000 in 2004. Increases in restricted cash totaled $16,335,000 compared to $9,947,000 in the prior year. Dividends paid to shareholders for the year were $6,721,000 compared to $4,379,000 in 2004. Collections of receivables from the exercise of stock options totaled $-0- compared to $16,000 in 2004. Proceeds from the issuance of common stock, primarily from the exercise of stock options, total $1,426,000 compared to $3,017,000 in the prior period.
     The increase in restricted cash is due primarily to the cash reserved for our accrued risk reserves, including professional liability claims, workers’ compensation claims and health insurance claims, net of cash paid out for those claims.
Table of Contractual Cash Obligations
     Our contractual cash obligations for periods subsequent to December 31, 2005 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Longterm debt-principal	$16,029	$2,461	$13,568	$—	$—
Longterm debt-interest	2,652	1,404	1,248	—	—
Guaranteed debt	1,044	—	—	—	1,044
Obligation to complete construction	7,932	7,932	—	—	—
Obligation to purchase senior secured notes from financial institutions	7,564	7,564	—	—	—
Operating leases	701,726	37,231	86,310	86,310	491,875

Total Contractual Cash Obligations	$736,948	$56,593	$101,126	$86,310	$492,919

     The guaranteed debt of $1,044,000 represents our estimated obligation under a loan guarantee to a long-term health care center. We have guaranteed debt obligations of certain other entities totaling approximately $16,833,000. These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.
     NHC has entered into agreements to complete construction of leasehold improvements at three long-term health care facilities. At December 31, 2005, we are obligated on construction contracts in the amount of approximately $7,932,000.
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

Off Balance Sheet Arrangements and Debt Guarantees
     In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $16,833,000 at December 31, 2005 and include $9,269,000 of debt of managed and other long-term health care centers and $7,564,000 of debt of National and the ESOP.
     The $9,269,000 of guarantees of debt of managed and other long-term health care centers relates to debt obligations of seven long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 0.5% to 2.0% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.
     The $7,564,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP’s obligations under these senior secured notes is $12,198,000. Of this obligation, $4,634,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $7,564,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingency purchase agreement has been removed.
     The $4,634,000 of senior secured notes payable and the $7,564,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.
     As of December 31, 2005, our maximum potential loss related to the aforementioned debt guarantees and financial guarantees is $16,833,000 which is the outstanding balance of our guarantees. We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.
     We have no outstanding letters of credit. We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2005, we did not participate in any such financial investments.
Debt Cross Defaults—
     The $4,634,000 senior secured notes and an additional $1,486,000 senior notes (repaid in 2004) were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reported as a liability owed by us to the holders of the debt instruments rather than as a liability owed to National and the ESOP.
     Through a guarantee agreement, our $4,634,000 senior secured notes and our $7,564,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.
New Accounting Pronouncements—
     On December 16, 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. Statement 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance”. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and as such, the Company is unable to assess the impact on the financial statements. Early application is permitted and companies must apply the standard prospectively. The Company has adopted Statement 153 effective July 1, 2005. The future effect of Statement 153 on the Company’s financial statements will depend on whether the Company enters into certain non-monetary transactions.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective for Company beginning January 1, 2006. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company’s financial statements. However, we expect to record compensation expense relative to our stock options.
     In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company’s financial statements.
Impact of Inflation—
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
     Approximately $2.7 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $16,000.

     As of December 31, 2005, $10.3 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $5.7 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $27,000.
     We do not currently use any derivative instruments to hedge our interest rate exposure. We have not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by our senior officers.
EQUITY PRICE RISK
     We consider the majority of our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders’ equity in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of $5,366,000 and a 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately $5,366,000.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
National HealthCare Corporation
Murfreesboro, Tennessee
We have audited the accompanying consolidated balance sheets of National HealthCare Corporation and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National HealthCare Corporation and Subsidiaries at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Memphis, Tennessee
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of National HealthCare Corporation
We have audited the accompanying consolidated statements of income, cash flows and stockholders’ equity of National HealthCare Corporation for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of National HealthCare Corporation for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 9, 2004

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Income
(in thousands, except share and per share amounts)

Year Ended December 31	2005	2004	2003
Revenues:
Net patient revenues	$476,596	$464,671	$422,741
Other revenues	65,785	57,158	50,123

Net revenues	542,381	521,829	472,864

Costs and Expenses:
Salaries, wages and benefits	285,488	276,114	253,864
Other operating	150,160	149,562	129,716
Write-off of notes receivable	1,000	—	—
Rent	42,049	41,034	41,537
Depreciation and amortization	15,463	13,765	12,380
Interest	1,531	1,299	2,080

Total costs and expenses	495,691	481,774	439,577

Income Before Income Taxes	46,690	40,055	33,287
Income Tax Provision	18,055	16,083	13,335

Net Income	$28,635	$23,972	$19,952

Earnings Per Share:
Basic	$2.34	$2.05	$1.72
Diluted	$2.24	$1.95	$1.65

Weighted Average Shares Outstanding:
Basic	12,240,423	11,674,901	11,608,555
Diluted	12,789,994	12,281,181	12,059,986
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

December 31	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$60,870	$40,601
Restricted cash	87,771	71,436
Marketable securities	53,660	56,684
Accounts receivable, less allowance for doubtful accounts of $6,101 and $6,751, respectively	51,260	45,875
Tax refund receivable	—	6,311
Notes receivable	189	189
Inventories	5,623	5,259
Prepaid expenses and other assets	1,206	1,379

Total current assets	260,579	227,734

Property and Equipment:
Property and equipment, at cost	225,928	215,936
Accumulated depreciation and amortization	(118,794)	(110,605)

Net property and equipment	107,134	105,331

Other Assets:
Bond reserve funds, mortgage replacement reserves and other deposits	57	101
Goodwill	3,033	3,033
Unamortized financing costs, net	74	349
Notes receivable	10,786	11,925
Notes receivable from National	10,992	8,819
Deferred income taxes	16,690	14,616
Minority equity investments and other	1,280	1,209

Total other assets	42,912	40,052

Total assets	$410,625	$373,117

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

December 31	2005	2004
Liabilities and Stockholders’ Equity

Current Liabilities:
Current portion of long-term debt	$2,461	$2,267
Trade accounts payable	10,431	10,529
Accrued payroll	41,929	32,843
Amounts due to third party payors	4,815	5,519
Accrued risk reserves	70,290	62,354
Deferred income taxes	3,855	5,980
Other current liabilities	11,295	7,526
Dividends payable	1,837	1,518
Accrued interest	278	69

Total current liabilities	147,191	128,605

Long-Term Debt, less Current Portion	13,568	16,025
Debt Serviced by Other Parties, less Current Portion	—	1,494
Other Noncurrent Liabilities	14,003	13,207
Deferred Lease Credit	6,154	5,452
Deferred Revenue	25,465	25,112
Minority Interests in Consolidated Subsidiaries	1,185	874
Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 12,275,693 and 12,219,451 shares, respectively, issued and outstanding	123	122
Capital in excess of par value	84,431	82,799
Retained earnings	101,461	79,866
Unrealized gains on marketable securities	17,044	19,561

Total stockholders’ equity	203,059	182,348

Total liabilities and stockholders’ equity	$410,625	$373,117

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

Year Ended December 31	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$28,635	$23,972	$19,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,189	13,615	12,262
Write-off of notes receivable	1,000	391	433
Provision for doubtful accounts receivable	2,641	2,175	55
Amortization of intangibles and deferred charges	274	118	118
Amortization of deferred income	(1,313)	(1,297)	(1,173)
Equity in earnings of unconsolidated investments	(226)	(342)	(330)
Tax benefit from exercise of stock options	(207)	(6,359)	—
Deferred income taxes	(2,317)	(1,161)	(3,494)
Changes in assets and liabilities:
Accounts (and other) receivables	(8,026)	(7,687)	(2,219)
Tax refund receivable	6,311	—	—
Inventories	(364)	(218)	(319)
Prepaid expenses and other assets	173	(412)	291
Trade accounts payable	(98)	1,117	1,252
Accrued payroll	9,086	1,945	390
Amounts due to third party payors	(704)	(22,705)	(1,613)
Accrued interest	209	—	(66)
Other current liabilities and accrued risk reserves	11,912	20,093	13,112
Entrance fee deposits	868	975	1,559
Other noncurrent liabilities	796	(3,925)	5,197

Net cash provided by operating activities	63,839	20,295	45,407

Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(18,408)	(25,527)	(25,872)
Disposals of property and equipment	1,417	2,786	1,447
Investments in notes receivable	(2,197)	(7,972)	(15,039)
Collections of notes receivable	163	21,905	21,093
Purchase of marketable securities	(3,592)	(525)	(1,104)
Sale of marketable securities	2,424	307	1,577
Distributions from unconsolidated investments	155	453	463

Net cash used in investing activities	(20,038)	(8,573)	(17,435)

Cash Flows From Financing Activities:
Payments on debt	(2,257)	(3,817)	(6,720)
Increase in restricted cash	(16,335)	(9,947)	(28,942)
Increase in minority interests in consolidated subsidiaries	311	62	62
Dividends paid to shareholders	(6,721)	(4,379)	—
Purchase of common shares	—	—	(258)
Issuance of common shares	1,426	3,017	1,167
Collections of receivables from exercise of options	—	16	350
(Increase) decrease in bond reserve funds, mortgage replacement reserves and other deposits	44	28	(57)
Increase in financing costs	—	—	(167)

Net cash used in financing activities	(23,532)	(15,020)	(34,565)

Net (Decrease) Increase in Cash and Cash Equivalents	20,269	(3,298)	(6,593)
Cash and Cash Equivalents, Beginning of Period	40,601	43,899	50,492

Cash and Cash Equivalents, End of Period	$60,870	$40,601	$43,899

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(Continued)

Year Ended December 31
(in thousands)	2005	2004	2003
Supplemental Information:
Cash payments for interest expense	$1,322	$1,299	$2,146

Cash payments for income taxes	$10,643	$18,019	$11,639

During 2005, NHC was released from its liability on debt service by other parties by the respective lenders
Debt serviced by other parties	$(1,500)	—	—
Deferred lease credit	1,500	—	—
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)

						Unrealized
			Receivables	Capital in		Gains (Losses)	Total
	Common Stock		from Sale	Excess of	Retained	on Marketable	Shareholders’
	Shares	Amount	of Shares	Par Value	Earnings	Securities	Equity
Balance at December 31, 2002	11,593,978	$115	$(799)	$72,521	$41,839	$6,465	$120,141
Net income	—	—	—	—	19,952	—	19,952
Unrealized gains on securities (net of tax of $6,164)	—	—	—	—	—	9,242	9,242

Total comprehensive income							29,194
Collection and forgiveness of receivables	—	—	783	—	—	—	783
Shares sold — stock purchase plans	85,342	2	—	1,165	—	—	1,167
Shares repurchased	(16,515)	(1)	—	(257)	—	—	(258)

Balance at December 31, 2003	11,662,805	116	(16)	73,429	61,791	15,707	151,027
Net income	—	—	—	—	23,972	—	23,972
Unrealized gains on securities (net of tax of $2,573)	—	—	—	—	—	3,854	3,854

Total comprehensive income							27,826
Tax benefit from exercise of stock options	—	—	—	6,359	—	—	6,359
Collections of receivables	—	—	16	—	—	—	16
Shares sold — stock purchase plans (including 475,500 options exercised)	556,646	6	—	3,011	—	—	3,017
Dividends declared to common shareholders ($.50 per share)	—	—	—	—	(5,897)	—	(5,897)

Balance at December 31, 2004	12,219,451	122	—	82,799	79,866	19,561	$182,348
Net income	—	—	—	—	28,635	—	28,635
Unrealized losses on securities (net of tax of $1,675)	—	—	—	—	—	(2,517)	(2,517)

Total comprehensive income							26,118
Tax benefit from exercise of stock options	—	—	—	207	—	—	207
Shares sold — stock purchase plans (including 13,774 options exercised)	56,242	1	—	1,425	—	—	1,426
Dividends declared to common shareholders ($.575 per share)	—	—	—	—	(7,040)	—	(7,040)

Balance at December 31, 2005	12,275,693	$123	$—	$84,431	$101,461	$17,044	$203,059

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Presentation—
     The consolidated financial statements include the accounts of National HealthCare Corporation and its subsidiaries (“NHC” or the “Company”). All material intercompany balances, profits, and transactions have been eliminated in consolidation, and minority interests are reflected in consolidation. Investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Investments in entities in which we lack the ability to exercise significant influence are included in the consolidated financial statements at the lower of the cost or fair value of our investment.
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
Use of Estimates—
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
Net Patient Revenues—
     Gross patient revenues are recorded on an accrual basis based on services rendered at amounts equal to our established rates. Approximately 72% of our net patient revenues in 2005, and 2004 and 71% in 2003 are from participation in Medicare and Medicaid programs.
     Our patient revenues are derived primarily from skilled, intermediate and rehabilitative nursing services offered in long-term health care centers or in a patient’s home. In some locations, we offer associated retirement center services and/or assisted living center services. Our goal is to offer a continuum of care, with patients passing from a retirement center or home care to assisted living or long-term nursing center care as their needs change.
     We receive payments from the Medicare program under a prospective payment system (“PPS”). Under this PPS, for long-term care services, Medicare pays a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs. Amounts received from Medicaid programs are generally based on fixed rates subject to program cost ceilings.
     For homecare services, Medicare pays based on the acuity level of the patient and based on episodes of care. An episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. We are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode. The remaining balance due is paid following the submission of the final claim at the end of the episode. Revenues are recognized when services are provided based on the number of days of service rendered in the episode. Deferred revenue is recorded for payments received for which the related services have not yet been provided.

     Allowances for contractual adjustments are recorded for the differences between our established rates and amounts paid by the Medicare and Medicaid programs and other third party payors. Contractual adjustments are deducted from gross patient revenues to determine net patient revenues.
     All amounts earned under the Medicare, Medicaid and other governmental programs are subject to review by the payors. In the opinion of management, adequate provision and reserves have been made for any adjustments that may result from such reviews, including reviews related to the transition of payments to the PPS amounts. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized. NHC recorded $169,000 in 2005, $24,225,000 in 2004, and $2,683,000 in 2003 of net favorable settlements from Medicare and Medicaid for periods prior to the beginning of fiscal 2005, 2004 and 2003, respectively.
     With respect to our long-term health care centers, for the cost report years 1997 and 1998 (which were subject to a retrospective reimbursement methodology), we submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. During 2001, we received preliminary approval on substantially all of our exception requests, which approvals total approximately $14,186,000. We have in addition made provisions of approximately $12,761,000 for various Medicare and Medicaid issues for current and prior years. We recognize revenues associated with the approved exception requests and provisions when the approvals are assured and the results of final cost report audits are known. These approvals and audit results are subject to further audit and review by the fiscal intermediaries for a three-year period. As such, the approved requests and cost report provisions have been included in amounts due to third party payors, which are payables to Medicare and Medicaid intermediaries, in the consolidated balance sheets. The three-year review period expired in 2004 for approximately $22,820,000 of routine cost limit exceptions and provisions. Therefore, these exceptions and provisions have been eliminated from the amounts due to third party payors in the consolidated balance sheets, and have been recorded as revenues in 2004. The amounts recorded during 2005 and 2003 were not significant.
Other Revenues—
     As discussed in Note 5, other revenues include revenues from the provision of insurance, management and accounting services to other long-term care providers, guarantee fees, advisory fees from National Health Investors, Inc. (“NHI”) and National Health Realty, Inc. (“NHR”), dividends and other realized gains on marketable securities, equity in earnings of unconsolidated investments, interest income, rental income, loss on disposal of assets and other income. Our insurance revenues are generally paid in advance and then amortized into income as earned over the related policy period. We charge for management and accounting services based on a percentage of net revenues or based on a fixed fee per bed of the long-term care center under contract. Advisory fees are based on our contractual agreements with NHR and, through October 31, 2004, NHI, and are discussed in Notes 2 and 3. We generally record other revenues on the accrual basis based on the terms of our contractual arrangements. However, with respect to management and accounting services revenue and interest income from certain long-term care providers, including National Health Corporation (“National”) and NHI, as discussed in Note 5, where collectibility is uncertain or subject to subordination to other expenditures of the long-term care provider, we recognize the revenues and interest income when the amounts are collected.
Provision for Doubtful Accounts—
     The Company’s allowance for doubtful accounts is estimated using current agings of accounts receivable, historical collections data and other factors. Management reviews these factors and determines the estimated provision for doubtful accounts. Historical bad debts have generally resulted from uncollectible private balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.
     The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of operations. The provisions for doubtful accounts were $2,641,000, $2,175,000, and $55,000 for 2005, 2004 and 2003, respectively.

Property and Equipment—
     We use the straight-line method of depreciation over the expected useful lives of property and equipment estimated as follows: buildings and improvements, 20-40 years and equipment and furniture, 3-15 years. The provision for depreciation includes the amortization of properties under capital leases.
     Leasehold improvements attached to properties owned by NHI and NHR are depreciated over periods that do not exceed the non-cancelable respective lease terms using the straight-line method.
     Expenditures for repairs and maintenance are charged against income as incurred. Betterments are capitalized. We remove the costs and related allowances from the accounts for properties sold or retired, and any resulting gains or losses are included in income. We include interest costs incurred during construction periods in the cost of buildings ($31,000 in 2005, $240,000 in 2004, and $162,000 in 2003).
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate the recoverability of the carrying values of our properties on a property by property basis. We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property.
Mortgage and Other Notes Receivable—
     In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan — An Amendment of FASB Statements No. 5 and 15” (“SFAS 114”), NHC evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis. On a quarterly basis, NHC reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.
Investments in Marketable Securities—
     Our investments in marketable securities include available for sale securities, which are recorded at fair value. Unrealized gains and losses on available for sale securities are recorded in stockholders’ equity in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).
Goodwill—
     The Company accounts for goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the provisions of the statement, goodwill and intangible assets with indefinite useful lives are not amortized but are subject to impairment tests based on their estimated fair value. Unamortized goodwill is continually reviewed for impairment in accordance with the provisions of SFAS 142.

Other Assets—
     Deferred financing costs are amortized principally by the effective interest method over the terms of the related debt obligations.
Income Taxes—
     We utilize Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. See Note 11 for further discussion of our accounting for income taxes.
Concentration of Credit Risks—
     Our credit risks primarily relate to cash and cash equivalents, restricted cash held by trustees, accounts receivable, marketable securities and notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded approximately 87% through Medicare, Medicaid, and other contractual programs and approximately 13% through private payors) and from other health care companies for management, accounting and other services. We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable. Marketable securities are held primarily in accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) as discussed in Note 9. We also have notes receivable from National and the National Health Corporation Leveraged Employee Stock Ownership Plan (“ESOP”) as discussed in Note 4.
     Our financial instruments, principally our notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. We obtain various collateral and other protective rights, and continually monitor these rights in order to reduce such possibilities of loss. We evaluate the need to provide reserves for potential losses on our financial instruments based on management’s periodic review of the portfolio on an instrument by instrument basis. See Notes 4 and 9 for additional information on the notes receivable.
Cash and Cash Equivalents—
     Cash equivalents include highly liquid investments with an original maturity of less than three months.
Restricted Cash —
     Restricted cash primarily represents cash that is held by trustees and cash that is held for the purpose of our workers’ compensation insurance, professional liability insurance, and a loan repurchase obligation.
Inventories—
     Inventories consist generally of food and supplies and are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.
Other Current Liabilities—
     Other current liabilities primarily represent accruals for current federal and state income taxes, real estate taxes, debt service rent and other current liabilities.

Accrued Risk Reserves—
     We are principally self-insured for risks related to employee health insurance, workers’ compensation and professional and general liability claims. Accrued risk reserves primarily represent the accrual for self-insured risks associated with employee health insurance, workers’ compensation and professional and general liability claims. The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims. Our policy with respect to a significant portion of our workers’ compensation and professional and general liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims. Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid. We reassess our accrued risk reserves on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of income in the period identified.
Stock-Based Compensation—
     We account for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.
     Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

(dollars in thousands, except per share amounts)
December 31,	2005	2004	2003
Net income — as reported	$28,635	$23,972	$19,952
Less compensation cost that would be recognized under fair value method	(1,234)	(550)	(143)

Net income — pro forma	$27,401	$23,422	$19,809

Net earnings per share — as reported
Basic	$2.34	$2.05	$1.72
Diluted	2.24	1.95	1.65

Net earnings per share — pro forma
Basic	$2.24	$2.01	$1.71
Diluted	2.14	1.91	1.64
     The weighted average fair value of options granted were $7.69, $4.93, and $6.85 for 2005, 2004 and 2003, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004 and 2003:

December 31,	5/3/05	4/20/04	3/24/04	4/24/03
Dividend yield	2.79%	2.76%	3.96%	0%
Expected volatility	29%	34%	50%	50%
Expected lives	5 years	5 years	5 years	5 years
Risk-free interest rate	3.81%	3.58%	3.07%	5.56%
See Note 12 for additional disclosures about NHC’s stock option plan.

Deferred Lease Credit—
     Deferred lease credits include amounts being amortized to properly reflect expenses on a straight line basis under the terms of our existing lease agreements.
Other Noncurrent Liabilities—
     Other noncurrent liabilities include reserves related to various income tax and other contingencies.
     With respect to guarantee obligations in place prior to January 1, 2003, we account for our obligations under guarantee agreements in accordance with the provisions of Statement of Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). For guarantee obligations assumed subsequent to January 1, 2003, consistent with the provisions of Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), at the inception of a guarantee agreement, we recognize a liability for the estimated fair value of the obligation assumed.
     We account for our contingent liabilities for income tax matters in accordance with the provisions of SFAS 5. Contingent liabilities for income tax matters include amounts for income taxes and interest thereon and are the result of the potential alternative interpretations of tax laws and the judgmental nature of the timing of recognition of taxable income.
Deferred Revenue—
     Deferred revenue includes the deferred gain on the sale of assets to National (as discussed in Note 4), certain amounts related to episodic payments received by our home health care providers in advance of providing services (as discussed in Note 1) and entrance fees that have been and are currently being received upon reservation and occupancy of retirement center units for a continuing care retirement community we own. In accordance with the American Institute of Certified Public Accountants’ Audit and Accounting Guide, “Health Care Organizations,” the entrance fees have been recorded as deferred revenue. The refundable portion (90%) of the entrance fees is being recognized over the life of the facility while the non-refundable portion (10%) is being recognized over the remaining life expectancies of the residents.
Comprehensive Income—
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the consolidated financial statements as comprehensive income. We report our comprehensive income in the consolidated statements of stockholders’ equity.
Segment Disclosures—
     Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to stockholders. Management believes that substantially all of our operations are part of the long-term health care industry segment. Our operations outside of the long-term health care industry segment are not material. See Note 5 for a detail of other revenues provided within the long-term health care industry segment. Information about the costs and expenses associated with each of the components of other revenues is not separately identifiable.

New Accounting Pronouncements—
     On December 16, 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. Statement 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance”. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and as such, the Company is unable to assess the impact on the financial statements. Early application is permitted and companies must apply the standard prospectively. The Company has adopted Statement 153 effective July 1, 2005. The future effect of Statement 153 on the Company’s financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company does not expect the adoption of Statement 153 to have a significant impact on its financial statements.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123 and supersedes APB Opinion No. 25. This statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions, including employee stock purchase plans under certain conditions, but does not change the accounting guidance for share-based payment transactions with parties other than employees. This statement will require all share-based payment to employees to be recognized in the income statement based on their fair values. Pro form disclosure is no longer an alternative. This statement will be effective for the Company beginning January 1, 2006.
     SFAS No. 123R permits public companies to adopt its requirements using one of two methods:
•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     The Company plans to adopt SFAS No. 123R using the modified prospective method.
     In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company’s financial statements.
Note 2 — Relationship with National Health Realty, Inc.
     In 1997, we formed NHR as a wholly-owned subsidiary. We then transferred to NHR certain healthcare facilities then owned by NHC and distributed the shares of NHR to NHC’s shareholders. The distribution had the effect of separating NHC and NHR into two independent public companies. As a result of the distribution, all of the outstanding shares of NHR were distributed to the then NHC investors. NHR is listed on the American Stock Exchange.

Leases—
     Effective August 1, 2005, we elected to exercise our option to extend the term of our leases of properties from National Health Realty, Inc. (“NHR”) for two additional five year terms until December 31, 2017. The leases are for the real estate of ten long-term care centers, three assisted living centers and one retirement center. The currently running initial term of the leases expires on December 31, 2007. The leases were further amended to grant us an option to renew the leases at fair market value for a second extended term of ten years until December 31, 2027, assuming no defaults. We account for the leases as operating leases.
     Under the terms of the master lease, we continue to guarantee to NHR the lease payments of six Florida long-term care facilities and three assisted living centers, as discussed below. This requirement is unchanged from our original lease as amended.
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
     During the remaining initial term and the extended renewal term, we are obligated to pay NHR annual base rent on all 23 of the facilities of $15,960,000. In addition to base rent, in each quarter of each year after 1999, we are obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHR leased health care facility in such later quarter exceed the gross revenues of such health care facility in the applicable quarter of 1999. Percentage rent for 2005, 2004 and 2003, was approximately $1,363,000, $1,295,000, and $1,128,000, respectively. Each lease with NHR is a “triple net lease” under which we are responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities. We are obligated at our expense to maintain adequate insurance on the facilities’ assets.
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
     At December 31, 2005, the approximate future minimum base rent commitments to be paid by us on non-cancelable operating leases are as follows:

	Total Commitments	Total Commitments
	Including	Excluding
	Florida Facilities	Florida Facilities
2006	$15,960,000	$9,455,000
2007	15,960,000	9,455,000
2008	15,960,000	9,455,000
2009	15,960,000	9,455,000
2010	15,960,000	9,455,000
Thereafter	111,720,000	117,720,000
     The leases have also been amended to provide that if we pay for the construction of a bed addition, then the existing annual rent for that center will be increased by .75% of the cost paid by us for the construction of the addition. Revenues produced within the addition shall be excluded from any percentage rent calculation. At such time as we are no longer a tenant by virtue of lease terminations then NHR shall purchase the additional beds paid for by us but un-reimbursed by NHR for the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by us plus 50% of any appraised value increase over cost. In addition, we agree at NHR’s request to finance NHR’s purchase of the addition with a floating rate interest only note at the prime rate of interest for a period of up to two years. We have submitted a listing of certain NHR owned properties expected to be expanded by us for which the construction cost is expected to total approximately $26,225,000.
Advisory Agreement—
     We have entered into an Advisory Agreement with NHR whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHR’s Board of Directors. The Advisory Agreement expired December 31, 2003 and thereafter is renewed from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice. The Advisory Agreement may be terminated for cause at any time.
     On August 1, 2005, concurrent with the lease extensions described above, the Advisory Agreement was amended to provide that beginning for the year 2005 for our services under the Advisory Agreement, we are entitled to annual compensation equal to the greater of (1) 2.5% of NHR’s gross consolidated revenues or (2) $500,000. It was also clarified that NHR (and not NHC) is to bear all of its own corporate costs.
     Prior to the August 1, 2005 amendment, the Advisory Agreement had provided that for our services under the Advisory Agreement, we were entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expenses incurred by us. During 2005, 2004, and 2003, compensation under the Advisory Agreement was $508,000, $411,000, and $476,000, respectively.
Investment in NHR Common Stock—
     At December 31, 2005, we own 345,200 shares (or 3.6%) of NHR’s outstanding common stock. We account for our investment in NHR common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.
Note 3 — Relationship with National Health Investors, Inc.
     In 1991, we formed NHI as a wholly-owned subsidiary. We then transferred to NHI certain healthcare facilities owned by NHC and distributed the shares of NHI to NHC’s shareholders. The distribution had the effect of separating NHC and NHI into two independent public companies. As a result of the distribution, all of the outstanding shares of NHI were distributed to the then NHC investors. NHI is listed on the New York Stock Exchange.
Leases—
     On December 27, 2005, under an agreement to the master lease, we exercised our option to extend the existing lease on 41 properties for the second renewal term. The 41 properties include four Florida properties that are leased to and operated by others, but for which we continue to guarantee the lease payments to NHI under the master lease. The 15-year lease extension begins January 1, 2007, and includes three additional five-year renewal options, each at fair market value. Under the terms of the lease, base rent for 2007 will total $33,700,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year. The lease was scheduled to expire on December 31, 2006 unless extended by us. The terms of the existing lease remain in place for 2006, as discussed below.
     On October 17, 1991, concurrent with our conveyance of real property to NHI, we leased from NHI the real property of 40 long-term health care centers and three retirement centers. Each lease is for an initial term originally expiring December 31, 2001, with two additional five-year renewal terms at our option, assuming no defaults. During

2000, we exercised our option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term. We account for the leases as operating leases.
     During the initial term and first renewal term of the leases, we are obligated to pay NHI annual base rent on all 43 facilities of $19,355,000 as adjusted for new construction since inception.
     The leases also obligate us to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject. The payments are required over the remaining life of the mortgages as of the conveyance date, but only during the term of the lease. Payments for debt service rent are being treated by us as payments of principal and interest if we remain obligated on the debt (“obligated debt service rent”) and as operating expense payments if we have been relieved of the debt obligation by the lender (“non-obligated debt service rent”). See “Accounting Treatment of the Transfer” for further discussion.
     In addition to base rent and debt service rent, we must pay percentage rent to NHI equal to 3% of the increase in the gross revenues of each facility. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent for 2005, 2004, and 2003 was approximately $4,525,000, $4,124,000, and $3,708,000, respectively.
     Each lease with NHI is a “triple net lease” under which we are responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities. We are obligated at our expense to maintain adequate insurance on the facilities’ assets.
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
     On April 1, 2004, we terminated, with NHI’s approval, our individual lease on an 80 bed long-term health care center located in Dawson Springs, Kentucky.
     On October 1, 2000, we terminated our individual leases with NHI on four Florida long-term health care facilities. However, we remain obligated to NHI under our master lease agreement and continue to remain obligated to make the lease payments to NHI. Subsequently, the facilities were immediately leased by NHI for a five year term to four separate corporations, none of which we own or control. Lease payments received by NHI from the new lessees offset our lease obligations pursuant to the master operating lease. These leases have currently been extended through December 31, 2006. Through December 31, 2005, all such lease payments have been received by NHI and offset against our obligations.
     Base rent expense to NHI was $19,355,000 in 2005, 2004 and 2003. Non-obligated debt service rent to NHI was $8,191,000 in 2005, $7,974,000 in 2004, and $7,369,000 in 2003. At December 31, 2005, the approximate future minimum base rent and non-obligated debt service rent to be paid by us on non-cancelable operating leases with NHI during the initial term are as follows:

	Total	Total
	Commitments	Commitments
	Including	Excluding
	Florida Facilities	Florida Facilities
2006	$27,449,000	$22,697,000
2007	33,700,000	28,948,000
2008	33,700,000	28,948,000
2009	33,700,000	28,948,000
2010	33,700,000	28,948,000
Thereafter	370,700,000	370,700,000
Advisory Agreement—
     Until November 1, 2004, we had an Advisory Agreement with NHI whereby we provided to NHI services related to investment activities and day-to-day management and operations. During 2005, 2004, and 2003, our compensation under the NHI Advisory Agreement was $-0-, $2,383,000, and $2,597,000, respectively.
     Effective November 1, 2004, NHC’s Advisory Agreement with NHI was terminated. On that date, Management Advisory Source, LLC (“Advisors”), a new unrelated company formed by Mr. W. Andrew Adams, undertook to provide advisory services to NHI. Mr. Adams served as NHI’s President and Board Chairman and as NHC’s Chief Executive Officer and Board Chairman prior to November 1, 2004. Effective November 1, 2004 and to enhance independence from NHC, Mr. Adams resigned as NHC’s Chief Executive Officer and terminated his managerial responsibilities with NHC. Mr. Adams remains on the NHC Board as Chairman, focusing on strategic planning, but will have no management involvement with NHC.
     Effective November 1, 2004, NHC, through its wholly-owned subsidiary, Tennessee Management Advisory Source, LLC (“THA”) has entered into an agreement to provide financial, accounting, data processing and administrative services to Advisors. Under the agreement, THA provides to Advisors and, at the request of Advisors, to NHI, services related to accounting, data processing, administration and evaluation of investments. THA’s role under the agreement is that of advisor and service provider, and THA in no way assumes responsibility for accounting, administrative, or investment decisions which are to be made by Advisors or NHI.
     The term of the agreement is through December 31, 2005 and thereafter from year to year. However, either party may terminate the agreement at any time without cause upon 90 days written notice.
     For our services under the agreement, we are entitled to compensation of $1,250,000 per year, payable monthly and annually inflated by 5%. In 2005, we received compensation of approximately $1,250,000.
Management Services—
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
Accounting Treatment of the Transfer—
     We have accounted for the conveyance in 1991 of assets (and related debt) to NHI and the subsequent leasing of the real estate assets as a “financing/leasing” arrangement. Since we were obligated on certain of the transferred debt, the obligated debt balances were reflected on the consolidated balance sheets as debt serviced by other parties. As of December 31, 2005, we were not obligated on any debt serviced by other parties. As we utilize the applicable real estate over the lease term, our consolidated statements of income will reflect the continued interest expenses on the obligated debt balances and the additional base and non-obligated debt service rents (as an operating expense) payable to NHI each year. We have indemnification provisions in our agreements with NHI if we are required to service the debt through a default by NHI.
Release from Debt Serviced by Other Parties—
     Since 1991, we have been released from our obligation on a significant portion of transferred debt ($1,500,000 in 2005). Since we are no longer obligated on this transferred debt, debt serviced by other parties and assets under arrangement with other parties were reduced by the amount of the debt serviced by other parties from which we were removed. The resulting deferred lease credit is being amortized into income over the remaining lease term. The leases with NHI provide that we shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt from which we have been released. At December 31, 2005, no debt serviced by other parties remains.
Investment in NHI Common Stock —
     At December 31, 2005, we own 1,405,642 shares (or 5.1%) of NHI’s outstanding common stock. We account for our investment in NHI common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.
Note 4 — Relationship with National Health Corporation
     National, which is wholly-owned by the ESOP, was formed in 1986 and served as our administrative general partner through December 31, 1997, when we operated as a master limited partnership. As discussed below, the personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National through their participation in the ESOP.
Sale of Long-Term Health Care Centers to and Notes Receivable from National—
     During 1988, we sold the assets (inventory, property and equipment) of eight long-term health care centers (1,121 licensed beds) to National for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5%. We have agreed to manage the centers under a 20-year management contract for management fees comparable to those in the industry. With our prior consent, National sold one center to an unrelated third party in 1997 and two centers to an unrelated third party in 1999. Thus, we now manage five centers for National. See Notes 1 and 5 for additional information on management fees recognized from National.
     Our carrying amount in the assets sold was approximately $24,255,000. The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period.
     In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due to or due from National from time to time. The maximum available borrowings under the line of credit are $2,000,000, the interest rate on the line of credit is prime plus one percent and the final maturity is January 1, 2008. National owes NHC $992,000 at December 31, 2005 and we owed National $1,181,000 at December 31, 2004 under this arrangement. These amounts have been included in (or netted against) notes receivable from National on the consolidated balance sheets. After January 1, 2008, we will no longer be obligated to make loans under the line of credit arrangement. We may, however, make short-term loans in the regular course of business.

ESOP Financing Activities—
     During 1988, we obtained from National long-term financing of $8,500,000 for the construction of our headquarters building. National obtained its financing through the ESOP. The note requires quarterly principal and interest payments with interest at 9% and is secured by the headquarters building. At December 31, 2005 and 2004, the outstanding balance on the note was approximately $1,038,000 and $1,557,000, respectively, which is included in notes and other obligations in Note 10. The building is owned by a separate partnership of which we are the general partner and building tenants are limited partners. We own 69.7% of the partnership and consolidate the financial statements of the partnership in our consolidated financial statements. The cumulative equity in earnings of the partnership related to the limited partners’ ownership is reflected in minority interests in consolidated subsidiaries. We have guaranteed the debt service of the building partnership.
     In addition, our $4,634,000 senior secured notes described in Note 10 were financed by National. National obtained its financing through the ESOP. Our interest costs, financing expenses and principal payments with National are consistent with National and the ESOP’s terms with their respective lenders. We also have agreed to guarantee $7,564,000 of additional debt of National and the ESOP that is not reflected in our consolidated financial statements. See Note 13 for additional information on guarantees.
     In May 2004, we repaid in full our senior notes in the approximate amount of $1,486,000.
     During 1991, we borrowed $10,000,000 from National. The term note payable requires quarterly interest payments at 8.5%. The entire principal is due at maturity in 2007.
Payroll and Related Services—
     The personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National through their participation in the ESOP. National provides payroll services, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. Such costs totaling approximately $285,000,000, $276,000,000, and $254,000,000 for 2005, 2004 and 2003, respectively, are reflected as salaries, wages and benefits in the accompanying consolidated statements of income. The administrative fee paid to National for 2005, 2004, and 2003 was $2,393,000, $2,303,000, and $2,128,000, respectively. As of December 31, 2005 National owes us $992,000 and at December 31, 2004, we owed National $1,181,000 as a result of the differences between interim payments for payroll and benefits services costs that we made during the respective year and such actual costs. These receivables are included in (or netted against) notes receivable from National in the consolidated balance sheets. National maintains and makes contributions to its ESOP for the benefit of eligible employees.
Notes Receivable from the ESOP—
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
National’s Ownership of Our Stock—
     At December 31, 2005 and 2004, National owns 1,238,924 shares (or approximately 10.1%) of our outstanding common stock.

Note 5 — Other Revenues and Income
     Other revenues are outlined in the table below. Revenues from insurance services include premiums for workers’ compensation and professional and general liability insurance policies that our wholly-owned insurance subsidiaries have written for certain long-term health care centers to which we provide management or accounting services. Revenues from management and accounting services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers. “Other” revenues include non-health care related earnings.

(in thousands)
Year ended December 31,	2005	2004	2003
Insurance services	$23,585	$19,685	$17,427
Management and accounting service fees	24,684	20,504	14,299
Guarantee fees	296	36	148
Advisory fees from NHI	—	2,288	2,597
Advisory fees from Management Advisory Source, LLC	1,250	—	—
Advisory fees from NHR	508	419	467
Dividends and other realized gains on securities	3,642	3,439	3,268
Equity in earnings of unconsolidated investments	225	344	330
Interest income	7,005	6,325	6,162
Rental income	3,664	4,376	3,993
Gain (loss) on disposal of assets	(340)	(1,483)	246
Other	1,266	1,225	1,186

	$65,785	$57,158	$50,123

Management Fees from National—
     During 2005, 2004 and 2003, National paid and we recognized $409,000, $3,267,000, and $356,000, respectively, of management fees and interest on management fees. Unrecognized and unpaid management fees from National total $9,423,000, $7,238,000, and $7,997,000 at December 31, 2005, 2004 and 2003, respectively. The receipt of payment for these fees is subject to collectibility issues and negotiation. Consistent with our policy, we will only recognize these unrecognized fees as revenues if and when cash is collected.
Management Fees from NHI—
     During 2005, 2004, and 2003, we recognized $8,500,000, $4,790,000, and $1,392,000, respectively, of management fees from long-term care centers owned by NHI, which amounts are included in management and accounting service fees. Unrecognized and unpaid management fees from NHI total $4,209,000 and $12,333,000 at December 31, 2005 and 2004, respectively. The receipt of payment for these fees is subject to collectibility issues and negotiation. Consistent with our policy, we will only recognize these unrecognized fees as revenue if and when cash is collected.
Accounting Service Fees and Rental Income from Florida Centers—
     During 2005, 2004, and 2003, we recognized $5,220,000, $5,274,000, and $5,368,000, respectively, of accounting services fees from long-term health care centers in Florida that we previously operated or managed. Amounts recognized are included in management and accounting service fees.
     During 2005, 2004, and 2003, we also recognized $3,250,000, $3,543,000, and $3,548,000, respectively, of rental income from the divested operations of long-term health care centers in Florida related to our two owned facilities and the furniture, fixtures and leasehold improvements of 13 other facilities previously leased from NHI and NHR. These amounts are included in rental income.

Note 6 — Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes the exercise of options using the treasury stock method.
     The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

(dollars in thousands, except per share amounts)
Year Ended December 31,	2005	2004	2003
Basic:
Weighted average common shares	12,240,423	11,674,901	11,608,555

Net income	$28,635	$23,972	$19,952

Earnings per common share, basic	$2.34	$2.05	$1.72

Diluted:
Weighted average common shares	12,240,423	11,674,901	11,608,555
Options	549,571	606,280	451,431

Assumed average common shares outstanding	12,789,994	12,281,181	12,059,986

Net income	$28,635	$23,972	$19,952

Earnings per common share, diluted	$2.24	$1.95	$1.65

Note 7 — Investments in Marketable Securities
     Our investments in marketable securities include available for sale securities. Realized gains and losses from securities sales are determined on the specific identification of the securities.
     Marketable securities consist of the following:

	2005		2004
(in thousands)	Amortized	Fair	Amortized	Fair
December 31,	Cost	Value	Cost	Value
Available for sale:
Marketable equity securities	$26,059	$51,556	$24,059	$53,706
U.S. government securities	2,119	2,104	2,147	2,150
Corporate bonds	—	—	802	828

	$28,178	$53,660	$27,008	$56,684

     Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)	2005			2004
December 31,	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common	1,405,642	$18,144	$36,490	1,280,442	$16,144	$37,363
NHR Common	363,200	3,045	6,745	363,200	3,045	7,268

     The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	2005		2004
(in thousands)		Fair		Fair
December 31,	Cost	Value	Cost	Value
Maturities:
Within 1 year	$525	$523	$1,802	$1,806
1 to 5 years	1,594	1,581	1,147	1,172

	$2,119	$2,104	$2,949	$2,978

     Gross unrealized gains related to available for sale securities are $25,497,000 and $29,676,000 as of December 31, 2005 and 2004, respectively. Gross unrealized losses related to available for sale securities are $15,000 and $0 as of December 31, 2005 and 2004, respectively.
     Proceeds from the sale of investments in marketable securities during the years ended December 31, 2005, 2004 and 2003 were $2,431,000, $300,000, and $1,611,000, respectively. Gross investment gains of $8,000, $-0-, and $34,000 were realized on these sales during the years ended December 31, 2005, 2004 and 2003, respectively.
Note 8 — Property and Equipment
     Property and equipment, at cost, consists of the following:

(in thousands)
December 31,	2005	2004
Land	$10,656	$10,620
Leasehold improvements	73,963	65,337
Buildings and improvements	39,765	39,711
Furniture and equipment	93,856	94,529
Construction in progress	7,688	5,739

	$225,928	$215,936

     At December 31, 2005, we have obligations to complete construction of approximately $7,932,000.
Note 9 — Notes Receivable
     At December 31, 2003, the outstanding principal balances of notes receivable from NHR, National and the ESOP were $14,924,000, $9,728,000 and $5,714,000, respectively. During 2004, the balance of the notes receivable from NHR and the ESOP were repaid. At December 31, 2005, we have notes receivable from National of approximately $10,992,000.
     In addition to our notes receivable from National, we have notes receivable from managed and other long-term health care centers, the proceeds of which were used by the long-term health care centers for construction costs, development costs incurred during construction and working capital during initial operating periods. The notes generally require monthly payments with maturities beginning in 2006 through 2007. Interest on the notes is generally at rates ranging from prime plus 2% to 7%. The collateral for the notes consists of first and second mortgages, certificates of need, personal guarantees and stock pledges.

     In March, 2005, we recorded a $1,000,000 writedown of a note receivable due from a 120 bed long-term health care center in Missouri that we manage. The writedown was recorded as a result of the lack of increase in reimbursement rates and a resulting decline in the cash flows of the center. The center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statement No. 5 and 15”, we concluded that the writedown of $1,000,000 was required.
Note 10 — Long-Term Debt, Debt Serviced by Other Parties and Lease Commitments
Long-Term Debt and Debt Serviced by Other Parties—
     Long-term debt and debt serviced by other parties consist of the following:

	Weighted		Debt Serviced by
(dollars in thousands)	Average		Other Parties		Long-Term Debt
December 31,	Interest Rate	Maturities	2005	2004	2005	2004
Senior notes, secured, principal	variable,
and interest payable quarterly	4.7%	2005-2009	$—	$—	$4,634	$6,097
Notes and other obligations, principal and interest payable periodically	variable,
	5.43%	2005-2019	—	505	1,395	1,966
First mortgage revenue bonds, principal payable periodically,	variable,	repaid in
interest payable monthly	4.5%	2005	—	1,218	—	—
Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	8.5%	2007	—	—	10,000	10,000

			—	1,723	16,029	18,063
Less current portion			—	(229)	(2,461)	(2,038)

			$—	$1,494	$13,568	$16,025

     The $6,097,000 senior secured notes and the $1,486,000 senior notes (repaid in 2004) were borrowed from National. National obtained its financing through the ESOP. As we are a direct obligor on this debt, it has been reflected in the table above as liabilities owed by us to the holders of the debt instruments rather than as liabilities owed to National and the ESOP.
     Of the $1,395,000 notes and other obligations, $1,038,000 is owed to National. The note is secured by NHC’s headquarters building.

     The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 2005 are as follows:

Long-Term
Debt
2006	$2,461,000
2007	2,255,000
2008	11,313,000
Thereafter	—

Total	$16,029,000

     Through a guarantee agreement, as discussed in Note 13, our $4,634,000 senior secured notes have cross-default provisions with other debt of National. Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and stockholders’ equity by us and by National. All such covenants have been met by us and we believe that National is in compliance with or has obtained waivers or amendments to remedy all events of non-compliance with the covenants as of December 31, 2005.
Construction Commitments—
     NHC has entered into agreements to complete construction of leasehold improvements at various long-term health care facilities at December 31, 2005. We remain obligated in the amount of approximately $7,932,000 on construction contracts.
Lease Commitments—
     Operating expenses for the years ended December 31, 2005, 2004, and 2003 include expenses for leased premises and equipment under operating leases of $42,049,000, $41,034,000, and $41,537,000, respectively. See Notes 2 and 3 for the approximate future minimum rent commitments on non-cancelable operating leases with NHR and NHI.
Note 11 — Income Taxes
     The provision for income taxes is comprised of the following components:

(in thousands)
Year Ended December 31,	2005	2004	2003
Current Tax Provision
Federal	$18,363	$14,136	$14,840
State	2,216	2,632	1,989

	20,579	16,768	16,829

Deferred Tax Benefit
Federal	(2,249)	(628)	(3,170)
State	(275)	(57)	(324)

	(2,524)	(685)	(3,494)

Income Tax Provision	$18,055	$16,083	$13,335

     The deferred tax assets and liabilities, at the respective income tax rates, are as follows:

(in thousands)
December 31,	2005	2004
Current deferred tax asset:
Allowance for doubtful accounts receivable	$1,396	$1,468
Current liabilities	5,875	5,052

	7,271	6,520

Current deferred tax liability:
Unrealized gains on marketable securities	(10,194)	(11,869)
Other	(932)	(631)

	(11,126)	(12,500)

Net current deferred tax liability	$(3,855)	$(5,980)

Noncurrent deferred tax asset:
Financial reporting depreciation in excess of tax depreciation	$8,296	$6,712
Deferred gain on sale of assets	4,958	5,037
Guarantee obligation	2,950	2,950
Other	486	(83)

Net noncurrent deferred tax asset	$16,690	$14,616

     The provision for income taxes is different than the amount computed using the applicable statutory federal and state income tax rate as follows:

(in thousands)
Year Ended December 31,	2005	2004	2003
Tax expense at statutory rates:
Federal	$16,369	$13,462	$11,727
State	1,977	2,575	1,665
Permanent differences and other	(291)	46	(57)

Effective tax expense	$18,055	$16,083	$13,335

     The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option price. During 2005 and 2004, $207,000 and $6,359,000, respectively, attributable to the tax benefit of stock options exercised, was credited to additional paid-in capital.
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
Note 12 — Stock Option Plan
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

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2003	587,500	5.04
Options granted	1,298,000	21.18
Options exercised	(479,500)	3.13
Options forfeited	(23,000)	6.53

Options outstanding at December 31, 2004	1,383,000	20.83
Options granted	90,000	33.24
Options exercised	(25,000)	18.11
Options forfeited	(17,000)	14.72

Options outstanding at December 31, 2005	1,431,000	21.72

Options
Outstanding			Weighted Average
December	Exercise	Weighted Average	Remaining Contractual
31, 2005	Prices	Exercise Price	Life in Years
1,381,000	$20.90 to $32.01	$21.89	3.6
50,000	$10.40 to $19.60	$17.29	2.0

1,431,000

     At December 31, 2005, 200,000 options outstanding are exercisable. The weighted average remaining contractual life of options outstanding at December 31, 2005 is 3.3 years.
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
     During 2003, we accepted unexercised stock options for 55,000 shares of our common stock from a former employee and current member of our board of directors in satisfaction of that individual’s $433,000 note payable to us. Accordingly, we recognized $433,000 of salaries, wages and benefits expense in the 2003 consolidated statement of income.
     In May 2005, our shareholders approved the 2005 National HealthCare Corporation Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan. We have reserved 1,158,051 shares of common stock for issuance under these plans.
Note 13 — Contingencies and Guarantees
Self Insurance
     We have assumed certain self-insurance risks related to health insurance, workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $70,290,000 and $62,354,000 at December 31, 2005 and 2004, respectively. The liability is included in accrued risk reserves in the consolidated balance sheets. The amounts are subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.
     As a result of the terms of our insurance policies and our use of a wholly-owned insurance company, we have retained significant insurance risk with respect to general and professional liability. We use independent actuaries to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations. Such estimates are based on many variables including historical and statistical information and other factors. It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.
Workers’ Compensation
     For workers’ compensation, we utilize a wholly-owned Tennessee domiciled property/casualty insurance company to write coverage for NHC affiliates and for third-party customers. Policies are written for a duration of twelve months and cover only risks related to workers’ compensation losses. All customers are companies which operate in the long-term care industry. Business is written on both an assumed and a direct basis. For the business written on an assumed basis the insurance company assumes only the first $750,000 of losses for each claim. For direct business, coverage is written for statutory limits and the insurance company’s losses in excess of $500,000 per claim are covered by reinsurance.
     For these insurance operations, the premium revenues reflected in the financial statements as “Other revenues” for 2005, 2004 and 2003, respectively, are $13,554,000, $12,996,000, and $10,641,000. Associated losses and expenses reflected in the financial statements as “Other operating costs and expenses” are $1,999,000, $4,292,000, and $2,144,000 for 2005, 2004 and 2003, respectively.
     As a result of the terms of our insurance policies and our use of a wholly-owned insurance company, we have retained significant self insurance risk with respect to workers’ compensation liability. We use independent actuaries to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations. It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.
General and Professional Liability Lawsuits and Insurance
     Across the nation, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of December 31, 2005, we and/or our managed centers are currently defendants in 59 such claims covering the years 1995 through December 31, 2005. Two of these 59 claims are currently pending in relation to the September 25, 2003 fire discussed below. Thirteen of the 59 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the thirteen Florida suits, six suits relate to events before and seven suits relate to events after our cessation of business in Florida. These latter seven suits assert allegations of continued exposure even after we ceased operations.
     When bids were solicited for third party professional liability insurance coverage for 2002, only two companies would quote coverage. Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned licensed captive insurance company, incorporated in the Cayman Islands, for the purpose of managing the Company’s losses related to these risks. Thus, for years 2002-2005, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned insurance company. Policies are written for a duration of twelve months.

     Our coverages for all years include both primary policies and excess policies. Commending with 2002, deductibles were eliminated with first dollar coverage being provided through the wholly-owned insurance company. The excess coverage is provided by a third party insuror for 2002.
     For 2003-2005, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $11.0 million, $12.0 million, and $14.0 million, respectively. There is a $7.5 million annual excess aggregate applicable to each year.
     For these professional liability insurance operations, the premium revenues reflected in the financials as “Other revenues” for 2005, 2004 and 2003, respectively, are $4,095,000, $3,852,000, and $3,944,000. Associated losses and expenses including those for self-insurance are included in the financial statements as “Other operating costs and expenses”. These costs total $4,278,000, $15,703,000, and $6,182,000 for 2005, 2004 and 2003, respectively.
Nashville Fire
     On September 25, 2003, a tragic fire occurred on the second floor of a skilled nursing facility located in Nashville, Tennessee operated by one of our limited liability company subsidiaries. While the concrete and steel constructed facility complied with applicable fire safety codes, the building was not equipped with fire sprinklers. Although the fire was predominantly confined to a patient’s room, extensive smoke filled the area and caused injuries to other patients despite aggressive efforts to evacuate these patients by NHC employees, fire department personnel and other volunteers. There were sixteen patient deaths subsequent to the fire, an undetermined number of which may be related to the events of September 25, 2003.
     The fire produced extensive media coverage, specifically focused on the fact that health care centers, including hospitals, constructed prior to 1994 are not required by Tennessee law or regulations to be fully sprinkled if constructed with fire resistant materials. Irrespective of code standards, we undertook to install fire sprinklers in all of owned and leased long-term care centers, which installation is now completed. We proactively sought to resolve any questions and/or losses with patients and their families. Of a total of 32 lawsuits filed against us, 30 have been settled. Two lawsuits are currently pending. The cases were consolidated in the Third Circuit Court for Davidson County, Tennessee. Discovery is ongoing in the remaining two cases. The Company continues to vigorously defend against the allegations in these lawsuits while seeking settlement and final resolution with residents and their families.
     Additionally, in connection with the fire, we have incurred losses and costs associated with interruption of business, as we have closed the center. For the year ended December 31, 2004, we received or accrued $1,404,000 of insurance recoveries from third-party insurance carriers. Amounts of insurance recoveries received in 2005 are immaterial in amount when netted against the related expenses. These insurance recoveries reduced our losses and costs and were included in other operating expenses in the consolidated statements of income.
     The building involved in the fire was leased by one of our limited liability company subsidiaries from National Health Investors, Inc. (NHI). We terminated the lease during the third quarter of 2004. A provision of the lease allowed that if substantial damage occurred during the lease term, we could terminate the lease with respect to the damaged property. Under the lease, NHC had no obligation to repair the property and NHI was entitled to all insurance proceeds related to the building damage. We are obligated to continue to indemnify and hold harmless NHI from any and all demands arising from our use of the property. NHI retained the right to license the beds under the lease termination. NHC terminated the Nashville lease with NHI.
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

Guarantees—
     In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $16,833,000 at December 31, 2005 and include $9,269,000 of debt of managed and other long-term health care centers and $7,564,000 of debt of National and the ESOP.
     The $9,269,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 0.5% to 2.0% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.
     The $7,564,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP’s obligations under these senior secured notes is $12,198,000. As discussed in Note 10, $4,634,000 of this obligation has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $7,564,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and continency purchase agreement has been removed.
     As of December 31, 2005, our maximum potential loss related to the guarantees is $16,833,000, which is the outstanding balance of the guaranteed debt obligations. We have accrued approximately $1,044,000 for potential losses as a result of our guarantees, which is included in other noncurrent liabilities in the consolidated balance sheets.
Debt Cross Defaults—
     Through a guarantee agreement, our senior secured notes have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements. Under the terms of one of National’s debt obligations to financial institutions (total balance of $4,138,000 at December 31, 2005, none of which is our obligation), the lending institutions have the right to put the entire outstanding balance of the debt to National in March 2005. Under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and continency purchase agreement has been removed .
Outstanding Offer to Purchase Facility
     Under the terms of our management agreement for a 176 bed long-term care center located in Aiken, South Carolina, we have attempted to exercise our right of first refusal to purchase the center for $8,448,000. Our right to purchase the facility is being disputed by the owner, and we have filed a request for a declaratory judgment in order that the court rule on the enforceability of the management contract and the right of first refusal. We currently are continuing to manage operations of the facility and earn approximately $500,000 annually in management fee revenues from the facility.
Note 14 — Disclosures about Fair Value of Financial Instruments
     The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. We calculate the fair values of other financial instruments based upon our estimate of current industry conditions and relevant factors. At December 31, 2005 and 2004, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

     To meet the reporting requirements of Statements of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”, we calculate the fair value of financial instruments using discounted cash flow techniques. At December 31, 2005 and 2004, there were no material differences between the carrying amounts and fair values of our financial instruments.
Note 15 — Selected Quarterly Financial Data
(unaudited, in thousands, except per share amounts)
     The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Revenues	$130,715	$134,330	$137,723	$139,613
Net Income	4,914	5,908	7,967	9,846
Basic Earnings Per Share	.40	.48	.65	.80
Diluted Earnings Per Share	.39	.46	.62	.77

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Revenues	$119,944	$122,737	$128,116	$151,032
Net Income	3,953	4,784	6,458	8,777
Basic Earnings Per Share	.34	.41	.55	.75
Diluted Earnings Per Share	.33	.38	.52	.72
     In the fourth quarter of 2004, our net revenues were increased by approximately $22,310,000 of Medicare and Medicaid adjustments from prior years. We received no cash payments for this revenue in 2004.
Note 16 — Purchase of Healthcare Center
     On March 1, 2006, subsequent to the balance sheet date, we purchased for $5,400,000 a 200 bed health care center located in Town & Country, Missouri. The health care center was purchased from SeniorTrust of Murfreesboro, Tennessee. NHC has been managing the center since 2001. NHC does management and/or accounting services for nine centers owned by SeniorTrust and located in Kansas, Missouri and Tennessee.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures — Based on their evaluation as of December 31, 2005, the president and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
National HealthCare Corporation
Murfreesboro, Tennessee
We have audited management’s assessment, included in the accompanying Management’s Control Over Financial Reporting, that National HealthCare Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” National HealthCare Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that National HealthCare Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway, Commission (COSO). Also in our opinion, National HealthCare Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National HealthCare Corporation and Subsidiaries as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended and our report dated March 10, 2006 expressed an unqualified opinion.
/s/ BDO Seidman, LLP
Memphis, Tennessee
March 10, 2006

     Changes in Internal Controls - There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information in our definitive 2006 proxy statement set forth under the caption Directors and Executive Officers of Registrant is hereby incorporated by reference.
Item 11. Executive Compensation.
     The information in our definitive 2006 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information in our definitive 2006 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions.
     The information in our definitive 2006 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services.
     The information in our definitive 2006 proxy statement set forth under the caption Committee Reports is hereby incorporated by reference.

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

NATIONAL HEALTHCARE CORPORATION

BY:	/s/ Robert G. Adams

Robert G. Adams
President
Chief Executive Officer

Date: March 13, 2006
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert G. Adams	/s/ Richard F. LaRoche, Jr.

Robert G. Adams	Richard F. LaRoche, Jr.
Chief Executive Officer	Secretary and General Counsel
Director

/s/ W. Andrew Adams	/s/ Donald K. Daniel

W. Andrew Adams	Donald K. Daniel
Director	Senior Vice President and Controller
Principal Accounting Officer
(Principal Financial Officer)

/s/ Ernest G. Burgess	/s/ Lawrence C. Tucker

Ernest G. Burgess	Lawrence C. Tucker
Director	Director

/s/ J. Paul Abernathy	/s/ Emil E. Hassan

J. Paul Abernathy	Emil E. Hassan
Director	Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2005
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location
3.1	Charter	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

3.2	By-laws	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

10	Material Contracts	Incorporated by reference from Exhibits 10.1 thru 10.9 attached to Form S-4, (Proxy Statement-Prospectus), as amended, Registration No. 333-37185 (December 5, 1997)

10.11	Employee Stock Purchase Plan	Specifically incorporated by reference to Exhibit A attached to Form S-4), Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

10.12	1997 Stock Option Plan	Incorporated by reference from 1997 Proxy Statement/Prospectus filed on December 5, 1997

10.13	2004 Non-Qualified Stock Option Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.14	2005 Stock Option, Employee Stock Pur- chase, Physician Stock Purchase and Stock Appreciation Rights Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.15	Amendment No. 1 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Filed Herewith

10.16	Amendment No. 2 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Filed Herewith

10.17	Amendment No. 3 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Filed Herewith

10.18	Amendment No. 4 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Filed Herewith

10.19	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Filed Herewith

Exhibit No.	Description	Page No. or Location
10.20	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Filed Herewith

10.21	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Filed Herewith

10.22	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Filed Herewith

10.23	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Filed Herewith

13	Financial Statement Schedules	Filed Herewith

22	Subsidiaries of Registrant	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith