Form 10-Q
period 2006-03-31
NATIONAL HEALTHCARE CORP
filed 2006-05-05
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b02 of the Exchange Act.)
Large accelerated filer Accelerated filer x Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b-2 of the Exchange
Act). Yes No x

12,293,838 shares of common stock were outstanding as of May 1, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 123,336	$ 116,332
Other revenues	13,615	14,383
Net revenues	136,951	130,715

COSTS AND EXPENSES:
Salaries, wages and benefits	73,724	70,513
Other operating	40,269	37,096
Write-off of notes receivable	--	1,000
Rent	10,292	9,956
Depreciation and amortization	3,414	3,714
Interest	277	430
Total costs and expenses	127,976	122,709

INCOME BEFORE INCOME TAXES	8,975	8,006

INCOME TAX PROVISION	(3,555)	(3,092)

NET INCOME	$ 5,420	$ 4,914

EARNINGS PER SHARE:
Basic	$ .44	$ .40
Diluted	$ .42	$ .39

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,281,862	12,229,923
Diluted	12,911,769	12,753,635

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31	December 31
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 38,231	$ 60,870
Restricted cash	94,119	87,771
Marketable securities	59,296	53,660
Accounts receivable, less allowance for
doubtful accounts of $7,139 and $6,751	60,014	51,260
Notes receivable	189	189
Inventory at lower of cost (first-in,
first-out method) or market	5,489	5,623
Prepaid expenses and other assets	1,863	1,206
Total current assets	259,201	260,579

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	239,286	225,928
Less accumulated depreciation and amortization	(122,441)	(118,794)
Net property and equipment:	116,845	107,134

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	153	57
Goodwill	3,033	3,033
Unamortized financing costs, net	63	74
Notes receivable	10,716	10,786
Notes receivable from National	10,000	10,992
Deferred income taxes	17,263	16,690
Minority equity investments and other	1,204	1,280
Total other assets	42,432	42,912

	$418,478	$410,625

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2005 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31	December 31
	2006	2005
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 2,483	$ 2,461
Trade accounts payable	12,683	10,431
Accrued payroll	33,921	41,929
Amounts due to third-party payors	5,117	4,815
Accrued risk reserves	74,490	70,290
Deferred income taxes	3,627	3,855
Other current liabilities	13,704	11,295
Dividends payable	1,844	1,837
Accrued interest	222	278
Total current liabilities	148,091	147,191

LONG-TERM DEBT, LESS CURRENT PORTION	13,018	13,568
OTHER NONCURRENT LIABILITIES	14,003	14,003
DEFERRED LEASE CREDIT	5,898	6,154
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	1,274	1,185
DEFERRED REVENUE	28,469	25,465
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	--	--
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,293,838 and 12,275,693 shares,
respectively, issued and outstanding	123	123
Capital in excess of par value, less notes receivable	85,141	84,431
Retained earnings	105,037	101,461
Unrealized gains on marketable securities	17,424	17,044
Total shareholders' equity	207,725	203,059

	$418,478	$410,625

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2005 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$ 5,420	$ 4,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,404	3,655
Write down of notes receivable	--	1,000
Provision for doubtful accounts receivable	388	478
Amortization of intangibles and deferred charges	11	59
Amortization of deferred income	(55)	(103)
Deferred income	2,885	3,071
Equity in earnings of unconsolidated investments	(52)	(86)
Amortization of deferred lease credit	(256)	(199)
Deferred income taxes	(1,056)	(1,031)
Tax benefit from exercise of stock options	131	90
Stock option compensation	205	--
Changes in assets and liabilities:
Accounts receivable	(9,142)	(8,355)
Tax refund	--	6,311
Inventory	134	(201)
Prepaid expenses and other assets	(657)	(1,183)
Accounts payable	2,252	219
Accrued payroll	(8,008)	(5,268)
Amounts due to third party payors	302	581
Accrued interest	(56)	201
Other current liabilities and accrued reserves	6,609	9,188
Entrance fee deposits	174	162
Net cash provided by operating activities	2,633	13,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(13,115)	(5,289)
Investment in notes receivable	--	(1,205)
Collection of notes receivable	1,062	59
Purchase of marketable securities, net	(5,001)	(1,748)
Distributions from unconsolidated investments	128	132
Net cash used in investing activities	(16,926)	(8,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(6,348)	(8,002)
Increase in minority interests in subsidiaries	89	33
Increase in bond reserve funds, mortgage replacement reserves
and other deposits	(96)	(18)
Issuance of common shares	374	341
Dividends paid to shareholders	(1,837)	(1,518)
Payments on debt	(528)	(575)
Net cash used in financing activities	(8,346)	(9,739)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,639)	(4,287)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,870	40,601
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,231	$36,314
Supplemental Information:
Cash payments for interest expense	$ 333	$ 229
Cash payments for income taxes	$ 801	$ 3,586

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share amounts)
(unaudited)

					Unrealized	Total Share-
	Common Stock		Paid in	Retained	Gains	holders'
	Shares	Amount	Capital	Earnings	on Securities	Equity

Balance at 12/31/04	12,219,451	$122	$82,799	$ 79,866	$19,561	$182,348

Net income	--	--	--	4,914	--	4,914
Unrealized losses on securities (net of tax of $1,911)	--	--	--	--	(2,868)	(2,868)
Total comprehensive income						2,046
Tax benefit from exercise of stock options	--	--	90	--	--	90
Shares sold - stock purchase plans (including 3,744
options exercised)	15,944	--	341	--	--	341
Dividends declared to common shareholders	--	--	--	(1,529)	--	(1,529)

Balance at 3/31/05	12,235,395	$122	$83,230	$ 83,251	$16,693	$183,296

Balance at 12/31/05	12,275,693	$123	$84,431	$101,461	$17,044	$203,059

Net income	--	--	--	5,420	--	5,420
Unrealized gains on securities (net of tax of $255)	--	--	--	--	380	380
Total comprehensive income						5,800
Stock option compensation	--	--	205	--	--	205
Tax benefit from exercise of stock options	--	--	131	--	--	131
Shares sold - stock purchase plans (including 13,541
options exercised)	18,145	--	374	--	--	374
Dividends declared to common shareholders	--	--	--	(1,844)	--	(1,844)

Balance at 3/31/06	12,293,838	$123	$85,141	$ 105,037	$17,424	$207,725

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

Note 1 - Consolidated Financial Statements

The unaudited financial statements to which these notes are attached include, in our opinion, include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation ("NHC" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2005 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons. Our audited December 31, 2005 financial statements are available at our web site: www.nhccare.com.

Note 2 - Relationship with National Health Investors, Inc.

On March 13, 2006, we announced an agreement with National Health Investors, Inc. (NHI) to end the use of NHC's senior officers as advisors to NHI, effective on about December 31, 2006. NHC's Board believes it to be in the best interest of NHC to accentuate its independence from NHI, its largest landlord.

It is also expected that NHC's contract to provide financial accounting, data processing and administrative services to Management Advisory Source, LLC (MAS) will be terminated on or before December 31, 2006. NHC currently receives compensation of $109,375 per month ($1,312,500 annually) for its services under the contract which amount is reported as "other revenues" in the consolidated Statements of Income. MAS serves as advisor to NHI.

Note 3 - Other Revenues

Other revenues include the following:

	Three Months Ended
	March 31
	2006	2005
	(in thousands)

Insurance services	$ 5,099	$ 6,423
Management and accounting service fees	3,582	3,386
Guarantee fees	12	158
Advisory fee from Management Advisory Source, LLC	328	313
Advisory fee from NHR	125	100
Dividends and other realized gains on securities	946	895
Equity in earnings of unconsolidated investments	52	85
Interest income	2,389	1,407
Rental income	741	1,003
Other	341	613
	$13,615	$14,383

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

For the three months ended March 31, 2006, we recognized no management fees from National or NHI. As of March 31, 2006, unrecognized and unpaid management fees from National and NHI total $9,999,000 and $4,209,000, respectively. The receipt of payment of these fees is subject to collectibility issues and negotiations. Consistent with our policy, we will only recognize these unrecognized fees and revenues if and when cash is collected.

As disclosed in Note 2 to the Interim Condensed Consolidated Financial Statements, the above advisory fee from Management Advisory Source, LLC shown in the table above is expected to be discontinued on or before December 31, 2006.

Note 4 - Guarantees and Contingencies

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of March 31, 2006, we and/or our managed centers are currently defendants in 59 such claims covering 1995 through March 31, 2006. Two of these 59 claims are currently pending in relation to the September 25, 2003 fire that occurred at our long-term care center in Nashville, Tennessee. Eleven of the 59 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the eleven Florida suits, four suits relate to events before and seven suits relate to events after our cessation of business in Florida. These latter seven suits assert allegations of continued exposure even after we ceased operations.

When bids were solicited for third party professional liability insurance coverage for 2002, only two companies would quote coverage. Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned licensed captive insurance company, incorporated in the Cayman Islands, for the purpose of managing the Company's losses related to these risks. Thus, for 2002 through March 31, 2006, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned insurance company. Policies are written for a duration of twelve months.

Our coverages for all years include both primary policies and excess policies. Commencing with 2002, deductibles were eliminated with first dollar coverage being provided through the wholly-owned insurance company. The excess coverage is provided by a third party insuror for 2002.

For 2003-2006, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $11.0 million, $12.0 million, $14.0 million, and $14.0 million, respectively. There is a $7.5 million annual excess aggregate coverage applicable to each year.

For these professional liability insurance operations, the premium revenues reflected in the financials as "Other revenues" for the quarters ended March 31, 2006 and March 31, 2005, respectively, are $775,000 and $1,024,000. Associated losses and expenses including those for self-insurance are included in the financial statements as "Other operating costs and expenses". These costs total $807,000 and $936,000 for the quarters ended March 31, 2006 and March 31, 2005.

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

Under the terms of one of National's debt obligations to financial institutions (total balance of $4,138,000 at December 31, 2005, none of which is our obligation), the lending institutions have the right to put the entire outstanding balance of the debt to National in March 2005. Under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and continency purchase agreement has been removed .

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $16,118,000 at March 31, 2006 and include $9,183,000 of debt of managed and other long-term health care centers and $6,935,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $9,183,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of two long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 0.5% to 2.0% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $6,935,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $11,184,000. Of this obligation, $4,249,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $6,935,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingency purchase agreement has been removed.

As of March 31, 2006, our maximum potential loss related to the aforementioned debt is $16,118,000 which is the outstanding balance of our guarantee. We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.

Debt Cross Defaults-

Through a guarantee agreement, our $4,249,000 senior secured notes and our $6,935,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

Outstanding Offer to Purchase Facility-

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

Note 5 - Notes Receivable

During the three months ended March 31, 2005, we recorded a $1,000,000 writedown of a note receivable due from a 120 bed long-term health care center in Missouri that we manage. The writedown was recorded as a result of the lack of increase in reimbursement rates, the cash flow of this center declined, and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statement No. 5 and 15", we concluded that the writedown of $1,000,000 was required. As of March 31, 2006, no further impairment charge is deemed necessary.

Note 6 - New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) was effective for Company beginning January 1, 2006. The adoption of this pronouncement has not had a significant impact on the Company's financial statements other than the recording of compensation charges for option holders.

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have a significant impact on the Company's financial statements.

Note 7 - Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2006	2005
Basic:
Weighted average common shares	12,281,862	12,229,923
Net income	$ 5,420,000	$ 4,914,000
Earnings per common share, basic	$ .44	$ .40

Diluted:
Weighted average common shares	12,281,862	12,229,923
Options	629,907	523,712
Assumed average common shares outstanding	12,911,769	12,753,635

Net income	$ 5,420,000	$ 4,914,000
Earnings per common share, diluted	$ .42	$ .39

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

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2004	1,383,000	$20.83
Options granted	90,000	33.24
Options exercised	(25,000)	18.11
Options forfeited	(17,000)	14.72
Options outstanding at December 31, 2005	1,431,000	21.72
Options exercised	(25,000)	23.37
Options outstanding at March 31, 2006	1,406,000	$21.70

Options exercisable March 31, 2006	175,000	$27.32

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

1,271,000	$17.25 to $20.90	$20.84	3.2

135,000	$27.01 to $32.01	$29.79	3.7

1,406,000

The weighted average remaining contractual life of options outstanding at March 31, 2006 is 3.3 years.

Additionally, we have an employee stock purchase plan that allows employees to purchase shares of NHC common stock through payroll deductions. The plan allows employees to terminate participation at any time.

In May 2005, our shareholders approved the 2005 National HealthCare Corporation Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan. We have reserved 1,169,510 shares of common stock for issuance under these plans.

The weighted average fair value of options granted was $7.69 for 2005. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005:

5/3/05
Dividend yield	2.79%
Expected volatility	29%
Expected lives	5 years
Risk-free interest rate	3.81%

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123 and supersedes APB Opinion No. 25. This statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions, including employee stock purchase plans under certain conditions, but does not change the accounting guidance for share-based payment transactions with parties other than employees. This statement requires all share-based payment to employees to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement became effective for the Company beginning January 1, 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

* A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

* A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company has adopted SFAS No. 123R using the modified prospective method. The total stock option compensation expense is $318,000 for the three months ended March 31, 2006, which is included in other operating expense in the consolidated statements of income. This is composed of $205,000 attributable to options vesting during the period and $113,000 attributable to the cashless exercise of options.

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards for the three months ended March 31, 2005, consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

Three
Months
Ended
3/31/05
(dollars in thousands, except per share amounts)
Net income - as reported	$4,914
Less compensation cost that would be
recognized under fair value method	205
Net income - pro forma	4,709

Net earnings per share - as reported
Basic	$ .40
Diluted	$ .39

Net earnings per share - pro forma
Basic	$ .39
Diluted	$ .37

Note 9 - Purchase of Health Care Center

In March 2006, we purchased for $5,400,000 a 200-bed long-term health care center located in Town and Country, Missouri. We had managed the center since 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation ("NHC" or the "Company") is a leading provider of long-term health care services. We operate or manage 74 long-term health care centers with 9,095 beds in 10 states and provide other services in two additional states. These operations are actually provided by separately funded and maintained subsidiaries. We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers. In addition, we provide management and accounting services to owners of long-term health care centers and advisory services to National Health Realty, Inc., ("NHR") and prior to November 1, 2004 to National Health Investors, Inc. ("NHI").

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

Development and Growth - During the third quarter of 2005, we began construction of a 30 bed addition to an existing long-term care facility located in Farragut, Tennessee and a 60 bed addition to an existing long-term care facility located in Mauldin, South Carolina. During the first quarter of 2006, we started construction on 60 bed additions to existing long-term care facilities located in Garden City and Columbia, South Carolina. All four of these additions are to facilities that we lease from NHR. We estimate that the costs of the additions will be approximately $21,725,000, and we have incurred accumulated costs of approximately $4,792,000 at March 31, 2006. In addition, we started renovations in April, 2005 at a facility we lease from NHI located in Lewisburg, Tennessee. We anticipate the costs of the renovations will be approximately $1,407,000, and we have incurred accumulated costs of approximately $1,372,000 at March 31, 2006.

As such time as our lease with NHR is terminated for any reason, NHR is contractually committed to purchase from us at fair market value building additions constructed by us at centers owned by NHR. Our lease with NHR currently expires on December 31, 2017, with an option to extend the lease for an additional ten years at fair market value. The fair market value of the building additions at the time of the lease termination shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by us plus 50% of any appraised value increase over cost. In addition, we agreed, at NHR's request, to finance NHR's purchase of the addition with a floating rate, interest only note at the prime rate of interest for a period of up to two years.

In March, 2006, we purchased for $5,400,000 a 200 bed long-term care facility located in Town and Country Missouri. We had managed the center since 2001.

In 2006 we are continuing to develop an active hospice program in selected areas through our partnership with Caris Healthcare and are also exploring opportunities to expand our home health care services. Also during 2006, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers.

NHI Advisory Management Changes - On March 13, 2006, we reached agreement with NHI to end the use of NHC's senior officers as advisors to NHI, to be effective on or about December 31, 2006. NHC's Board believes it to be in the best interest of NHC to accentuate its independence from NHI, its largest landlord. It is expected that the income from NHC's advisory service fees which totaled $328,000 in the quarter ended March 31, 2006 will be discontinued at some point between now and year end.

Accrued Risk Reserves - Our accrued professional liability reserves, workers' compensation reserves and health insurance reserves totaled $74,490,000 at March 31, 2006 and are a primary area of management focus. We have set aside restricted cash to fully fund our professional liability and workers' compensation reserves. As to the tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary, we have settled 30 of the 32 lawsuits filed against the company and will continue to vigorously defend against the allegations in the lawsuits while seeking settlement and final resolution with the families.

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

As to workers' compensation claims, we have implemented programs such as safety boards, safety awards, and tracking systems for "days without a lost time accident" to bring focus to these risks at all of our locations. As to health insurance claims, in 2005 we changed our health plan network provider to obtain better discounts, and we continue to evaluate our health plan design to identify opportunities for improvements and cost savings.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors - Approximately 61% (2005), 64% (2004) , and 66% (2003) of our net revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized. For the cost report years 1997 and 1998, we have submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. We received preliminary intermediary approval on $14,186,000 of these requests in 2001 after settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al. We have, in addition, made provisions of approximately $12,761,000 for other various Medicare and Medicaid issues for current and prior year cost reports. Consistent with our revenue recognition policies, we will record revenues associated with the approved requests and the other various issues when the approvals, including the final cost report audits, are assured. The three-year review period expired in 2004 for approximately $22,310,000 of the routine cost limit exceptions and this amount was recorded as revenue in 2004 even though we received no cash payments for this revenue in 2004. Adjustments of a similar nature were not significant in 2005 or 2006.

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

Professional liability remains an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of March 31, 2006, we and/or our managed centers are defendants in 59 such claims inclusive of years 1995 through 2006. It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period. We maintain insurance coverage for incidents occurring in all provider locations owned, leased or managed by us. The coverages include both primary policies and umbrella policies.

For 2002, we maintain primary coverage through our own insurance company with excess coverage provided by a third party insurance company. For 2003-2006, we maintain both primary and excess coverage through our own insurance subsidiary. In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

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

Guarantees - We guarantee the debt of managed and other long-term health care centers ($9,183,000) and the debt of National and the ESOP ($6,935,000). We recorded a liability in the amount of $1,044,000 related to our guarantee of $5,000,000 of debt of six long-term health care centers in Florida. We recorded this liability based upon our estimate of the value of the underlying collateral of the loans. It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period.

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

Medicare--

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

The Deficit Reduction Act (DRA) of 2005 mandates the reduction of Medicare bad debt payments, which payments are included in patient revenues, to skilled nursing facilities. The act excludes dual eligibles, those eligible for Medicare and Medicaid, from the reduction. The reduction is effective for cost reports ending after October 1, 2005. Medicare bad debts for non-dual eligibles will be limited to 70% reimbursement, a 30% reduction. The effect is expected to be less than $150,000 for FY 2006.

The Deficit Reduction Act (DRA) of 2005 freezes the home health payment rate for 2006. HHAs serving rural beneficiaries receive a one-year, five percent add-on payment under the legislation. The rural add-on payment provides for a 2.5% increase in total payments for our homecare operations that is expected to total approximately $1.2 million in FY 2006 due to a significant number our homecares serving rural counties.

Medicaid--

Tennessee Medicaid rate increases were delayed in 2005 due to submission of a new plan to CMS. The plan substitutes a new funding methodology called Certified Patient Expenditures (CPE) for inter-governmental transfers (IGT). In effect, our rates in Tennessee were frozen since July 2005. In March 2006, we were notified that CMS had approved the new state plan. This annual update is effective October 1, 2005 instead of July 1, 2005 as anticipated. The state indicated that funds were not available to reimburse facilities for the first quarter of the state's fiscal year and keep the 65th percentile rate methodology intact. The increase in revenue is estimated to be $600,000 per quarter through June 30, 2006. We recognized $1,247,000 related to the Tennessee Medicaid rate increase which is the estimated amount of the rate increase through March 2006. If the State of Tennessee makes changes to the newly approved TennCare state plan, then the upcoming annual update expected July 1, 2006 could again be delayed.

South Carolina Medicaid annual per diem rate increases resulted in additional revenues of approximately $585,000 for the first quarter of 2006.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Results for the three month period ended March 31, 2006 include a 4.8% increase in net revenues compared to the same period in 2005 and a 10.3% increase in net income.

Net patient revenues increased $7,004,000 or 6.0% compared to the same period last year. We estimate that DRA increased our revenues for skilled nursing centers and homecare programs by approximately $300,000 for the quarter ended March 31, 2006. Medicaid rate changes that became effective October 1, 2005 increased our revenues for the 2006 quarter by approximately $1,247,000 of which approximately $623,000 was attributable to services rendered in the fourth quarter of 2005. The acquisition of our 200 bed long-term care facility located in Town and Country, Missouri added approximately $746,000 to net patient revenues. Finally, improved census and census mix increased our first quarter revenues compared to the same quarter last year.

The total census at owned and leased centers for the quarter averaged 94.2% compared to an average of 94.0% for the same quarter a year ago.

Other revenues decreased $768,000 or 5.3% in 2006 to $13,615,000 from $14,383,000 in 2005. The decrease is due primarily to decreases in insurance service revenue. Insurance services revenues decreased due to decreased premiums for workers' compensation from our wholly-owned insurance subsidiary and increased premiums for health insurance. Other revenues also decreased due to decreases in rental income.

Decreases in other revenues were offset in part due to increased collections of approximately $196,000 in management and accounting service fees and $982,000 in interest income. As described in our critical accounting policies, revenues from accounting services fluctuate from period to period because collections for some customers are not certain of receipt. During the three months ended March 31, 2006, NHC provided management, accounting and financial services for 32 facilities as compared to 43 facilities during the three months ended March 31, 2005.

Total costs and expenses for the 2006 first quarter increased $5,267,000 or 4.3% to $127,976,000 from $122,709,000. Salaries, wages and benefits, the largest operating costs of this service company, increased $3,211,000 or 4.6% to $73,724,000 from $70,513,000. Other operating expenses increased $3,173,000 or 8.6% to $40,269,000 for the 2006 period compared to $37,096,000 in the 2005 period. Rent expense increased $336,000 to $10,292,000 compared to $9,956,000 in the 2005 period. Depreciation and amortization decreased $300,000 or 8.1% to $3,414,000 from $3,714,000. Interest costs decreased $153,000 to $277,000.

Increases in salaries, wages and benefits are due to inflationary wage increases offset in part by approximately $51,000 in decreased workers compensation claims accrued. Increases in other operating costs are due to inflationary increases offset in part due to decreases in the cost health insurance ($539,000), workers compensation ($272,000) and professional liability insurance ($128,000). In addition, salaries, wages and benefits and other operating expenses increased by $394,000 and $251,000 due to the acquisition of our 200 long-term care beds facility in March 2006.

Expenses for the three months ended March 31, 2005 also included a loss of $1,000,000 for the write-off of a note receivable. This note receivable is due from a 120-bed long-term health care center in Missouri that we manage. During the three months ended March 31, 2005, as a result of increased operating costs and the lack of increase in reimbursement rates, the cash flows of this center declined and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that a write-down of $1,000,000 was required. We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

Liquidity and Capital Resources

Sources and Uses of Funds

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

	Three Months Ended		Three Month Change
	March 31		$	%
	2006	2005
Cash and Cash equivalents at beginning of period	$60,870	$40,601	$20,269	50%

Cash provided from operating activities	2,633	13,503	(10,870)	3%

Cash used in investing activities	(16,926)	(8,051)	(8,875)	1.10%

Cash used in financing activities	(8,346)	(9,739)	1,393	14%

Cash and cash equivalents at end of period	$38,231	$36,314	$1,917	5%

Net cash provided by operating activities during the first three months of 2006 totaled $2,633,000 compared to $13,503,000 provided in the same period last year. Cash provided by operating activities is composed of net income plus depreciation and increases in accrued liabilities and reserves and deferred income and other non-current liabilities, offset by increases in accounts receivable and decreases in accrued payroll.

Cash flows used in investing activities during the first three months of 2006 totaled $16,926,000 compared to $8,051,000 used in investing activities in the same period in 2005. Cash used for additions to property and equipment totaled $13,115,000 in 2006 compared to $5,289,000 in 2005. Investments in notes receivable were $-0- in 2006, compared to $1,205,000 used last year. Collections of notes receivable generated $1,062,000 in 2006 compared to $59,000 in 2005. Cash used to purchase marketable securities totaled $5,001,000 compared to $1,748,000 of cash used to purchase marketable securities in 2005. Distribution for unconsolidated investments totaled $128,000 in 2006 compared to $132,000 in 2005.

Cash used in financing activities totaled $8,346,000 in the first three months of 2006 compared to $9,739,000 used for the same period in 2005. Cash used for payments of debt totaled $528,000, dividend payments to shareholders totaled $1,837,000, and restricted cash increased $6,348,000 in 2006. In the prior year, cash flows used totaled $575,000 for payments on debt, $1,518,000 for payments of dividends and $8,002,000 for increase in restricted cash. Restricted cash is primarily related to professional liability insurance, workers' compensation insurance and health insurance.

At March 31, 2006, our ratio of long-term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 5.1%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2006 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Long-term debt - principal	$ 15,501	$ 2,483	$13,018	$ --	$ --
Long-term debt - interest	2,653	1,404	1,249	--	--
Guaranteed debt	1,044	--	--	--	1,044
Obligation to complete
construction	18,436	18,436	--	--	--
Obligation to purchase
senior secured notes from
financial institutions	6,935	2,653	4,282	--	--
Operating leases	713,617	49,660	99,320	99,320	465,317
Total Contractual Cash
Obligations	$758,186	$74,636	$117,869	$99,320	$466,361

The guaranteed debt of $1,044,000 represents our estimated obligation under a loan guarantee to a long-term health care center. As discussed in the section "Debt Guarantees", the $6,935,000 obligation represents our estimated obligation related to senior secured notes between National and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP") and certain lending institutions. In addition to the guaranteed debt obligation shown in the table above, we have guaranteed debt obligations of certain other entities totaling approximately $9,183,000. These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

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

Guarantees and Contingencies

Debt Guarantees-

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $16,118,000 at March 31, 2006 and include $9,183,000 of debt of managed and other long-term health care centers and $6,935,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $9,183,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1.0% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $6,935,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $11,184,000. Of this obligation, $4,249,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $6,935,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingent purchase agreement has been removed.

As of March 31, 2006, our maximum potential loss related to the guarantees is $16,118,000 which is the outstanding balance of the guaranteed debt obligations. We have accrued approximately $1,044,000 for potential losses as a result of our guarantees, which is included in other non-current liabilities in the consolidated balance sheets.

Debt Cross Defaults

Through a guarantee agreement, our $4,249,000 senior secured notes and our $6,935,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) was effective for Company beginning January 1, 2006. The adoption of this pronouncement has not had a significant impact on the Company's financial statements other than the recording of compensation charges for option holders.

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have a significant impact on the Company's financial statements.

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

* the ability to maintain and increase census levels; and

* demographic changes.

See the notes to the quarterly financial statements, and "Item 1. Business" as is found in our 2003 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web side at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $19.2 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $1.7 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $15,400. As of March 31, 2006, $7.9 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $5.1 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $29,300.

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

Item 4. Controls and Procedures.

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to March 31, 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 4 of this Form 10-Q.

Item 1A. Risk Factors.

During the quarter ended March 31, 2006, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation's Annual Report on Form 10-K for the year ended December 31,2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders.

(a) The annual meeting of the shareholders was held on May 3, 2006.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Re-election of J. Paul Abernathy and Robert G. Adams to serve as directors for terms of three years or until their successors have been fully elected and qualified and to elect Emil E. Hassan to serve as director for a three year term or until his successor has been fully elected and qualified.

		Withholding
Nominee	Voting For	Authority
J. Paul Abernathy	11,066,003	459,547
Robert G. Adams	11,210,047	315,503

PROPOSAL NO. 2: To ratify the Audit Committee's selection of BDO Seidman, LLP as independent auditors for the year ending December 31, 2006.

Voting For	Voting Against	Abstaining
11,522,307	964	2,279

Item 5. Other Information. None

Item 6. Exhibits.

(a) List of exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive
Officer and Principal Financial Officer

99	Restated Audit Committee Charter

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date May 4, 2006	/s/ Robert G. Adams
Robert G. Adams
President
Chief Executive Officer

Date May 4, 2006	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)