Form 10-Q
period 2006-06-30
NATIONAL HEALTHCARE CORP
filed 2006-08-09
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by Section 13 or 15(d), of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b02 of the Exchange Act.)
Large accelerated filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b-2 of the Exchange
Act). Yes No

12,303,838 shares of common stock were outstanding as of August 8, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 123,954	$ 118,759	$ 247,290	$ 235,091
Other revenues	16,715	15,571	30,330	29,954
Net revenues	140,669	134,330	277,620	265,045

COSTS AND EXPENSES:
Salaries, wages and benefits	77,317	72,071	151,041	142,584
Other operating	39,146	37,679	79,415	74,775
Write-off (recovery) of notes receivable	(7,309)	--	(7,309)	1,000
Rent	10,338	10,855	20,630	20,811
Depreciation and amortization	3,470	3,728	6,884	7,442
Interest	243	378	520	808
Total costs and expenses	123,205	124,711	251,181	247,420

INCOME BEFORE INCOME TAXES	17,464	9,619	26,439	17,625

INCOME TAX PROVISION	(7,101)	(3,711)	(10,656)	(6,803)

NET INCOME	$ 10,363	$ 5,908	$ 15,783	$ 10,822

EARNINGS PER SHARE:
Basic	$ .84	$ .48	$ 1.28	$ .88
Diluted	$ .80	$ .46	$ 1.22	$ .85

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,293,838	12,240,890	12,287,883	12,235,437
Diluted	12,936,216	12,753,192	12,897,356	12,753,444

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30	December 31
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 66,716	$ 60,870
Restricted cash	35,681	87,771
Restricted marketable securities	46,976	2,104
Marketable securities	58,335	51,556
Accounts receivable, less allowance for
doubtful accounts of $7,076 and $6,101	53,258	51,260
Notes receivable	189	189
Inventory at lower of cost (first-in,
first-out method) or market	5,481	5,623
Prepaid expenses and other assets	2,108	1,206
Total current assets	268,744	260,579

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	246,894	225,928
Less accumulated depreciation and amortization	(126,106)	(118,794)
Net property and equipment:	120,788	107,134

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	155	57
Goodwill	3,033	3,033
Unamortized financing costs, net	53	74
Notes receivable	10,647	10,786
Notes receivable from National	10,003	10,992
Deferred income taxes	17,783	16,690
Minority equity investments and other	3,271	1,280
Total other assets	44,945	42,912

	$434,477	$410,625

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2005 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30	December 31
	2006	2005
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 2,506	$ 2,461
Trade accounts payable	13,294	10,431
Accrued payroll	36,368	41,929
Amounts due to third-party payors	6,285	4,815
Accrued risk reserves	77,246	70,290
Deferred income taxes	3,530	3,855
Other current liabilities	13,487	11,295
Dividends payable	2,213	1,837
Accrued interest	234	278
Total current liabilities	155,163	147,191

LONG-TERM DEBT, LESS CURRENT PORTION	12,457	13,568
OTHER NONCURRENT LIABILITIES	14,155	14,003
DEFERRED LEASE CREDIT	5,641	6,154
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	1,370	1,185
DEFERRED REVENUE	27,748	25,465
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	--	--
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,293,838 and 12,245,395 shares,
respectively, issued and outstanding	123	123
Capital in excess of par value, less notes receivable	86,547	84,431
Retained earnings	113,187	101,461
Unrealized gains on marketable securities	18,086	17,044
Total shareholders' equity	217,943	203,059

	$434,477	$410,625

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2005 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$15,783	$10,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,864	7,325
Write down of notes receivable	--	1,000
Provision for doubtful accounts receivable	1,452	1,164
Amortization of intangibles and deferred charges	21	117
Amortization of deferred income	(231)	(240)
Deferred income	1,915	2,048
Stock option compensation	1,611	--
Equity in earnings of unconsolidated investments	(2,196)	(101)
Amortization of deferred lease credit	(513)	(399)
Deferred income taxes	(2,116)	(1,171)
Changes in assets and liabilities:
Accounts receivable	(3,450)	(3,335)
Tax refund	--	6,311
Inventory	142	(73)
Prepaid expenses and other assets	(902)	(875)
Accounts payable	2,863	(60)
Accrued payroll	(5,561)	(3,552)
Amounts due to third party payors	1,470	437
Accrued interest	(44)	196
Other current liabilities and accrued reserves	9,148	6,336
Other noncurrent liabilities	152	891
Entrance fee deposits	599	677
Net cash provided by operating activities	27,007	27,518

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(20,518)	(7,377)
Investment in notes receivable	--	(1,205)
Collection of notes receivable	1,128	94
Purchase of marketable securities, net	(5,000)	(1,993)
Distributions from unconsolidated investments	205	139
Net cash used in investing activities	(24,185)	(10,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	52,090	(13,818)
Sale (purchase) of restricted marketable securities, net	(44,911)	700
Increase in minority interests in subsidiaries	185	57
Increase in bond reserve funds, mortgage replacement reserves
and other deposits	(98)	(165)
Issuance of common shares	374	389
Tax benefit from exercise of stock options	131	--
Dividends paid to shareholders	(3,681)	(3,047)
Payments on debt	(1,066)	(1,129)
Net cash provided by (used in) financing activities	3,024	(17,013)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,846	163
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,870	40,601
CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,716	$40,764

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share amounts)
(unaudited)

					Unrealized	Total Share-
	Common Stock		Paid in	Retained	Gains	holders'
	Shares	Amount	Capital	Earnings	on Securities	Equity

Balance at 12/31/04	12,219,451	$122	$82,799	$ 79,866	$19,561	$182,348

Net income	--	--	--	10,822	--	10,822
Unrealized losses on securities (net of tax of $1,911)	--	--	--	--	(265)	(265)
Total comprehensive income						10,557
Tax benefit from exercise of stock options	--	--	207	--	--	207
Shares sold - stock purchase plans (including 3,744
options exercised)	25,944	--	389	--	--	389
Dividends declared to common shareholders ($.275 per share)	--	--	--	(3,366)	--	(3,366)

Balance at 6/30/05	12,245,395	$122	$83,395	$ 87,322	$19,296	$190,135

Balance at 12/31/05	12,275,693	$123	$84,431	$101,461	$17,044	$203,059

Net income	--	--	--	15,783	--	15,783
Unrealized gains on securities (net of tax of $698)	--	--	--	--	1,042	1,042
Total comprehensive income						16,825
Stock option compensation	--	--	1,611	--	--	1,611
Tax benefit from exercise of stock options	--	--	131	--	--	131
Shares sold - stock purchase plans (including 13,541
options exercised)	18,145	--	374	--	--	374
Dividends declared to common shareholders ($.330 per share)	--	--	--	(4,057)	--	(4,057)

Balance at 6/30/06	12,293,838	$123	$86,547	$ 113,187	$18,086	$217,943

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

Note 3 - Other Revenues

Other revenues include the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands)

Insurance services	$ 4,549	$ 5,840	$ 9,648	$12,263
Management and accounting service fees	4,900	5,681	8,482	9,067
Guarantee fees	(3)	13	9	171
Advisory fee from Management Advisory Source, LLC	328	312	656	625
Advisory fee from NHR	125	100	250	200
Dividends and other realized gains on securities	949	901	1,895	1,796
Equity in earnings of unconsolidated investments	2,145	15	2,197	100
Interest income	2,638	1,610	5,027	3,017
Rental income	737	987	1,478	1,990
Other	347	112	688	725
	$16,715	$15,571	$30,330	$29,954

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

Equity in earnings of unconsolidated investments include our 25% equity in the earnings of a partnership which operates a long-term health care facility and 49.5% equity in the earnings of the recently formed Caris HealthCare, a partnership which operates a hospice program. In the quarter ended June 30, 2006, we recognized, for the first time, equity in earnings from Caris HealthCare of approximately $2,067,000 compared to zero in the quarter ended June 30, 2005. We believe that this $2,067,000 amount, because of unusual items, is not representative of future earnings and that our share of future quarterly earnings from Caris in 2006 are expected to total between $500,000 and $800,000 per quarter.

For the six months ended June 30, 2006, we recognized no management fees from National or NHI. As of June 30, 2006, unrecognized and unpaid management fees from National and NHI total $10,579,000 and $4,209,000, respectively. The receipt of payment of these fees is subject to collectibility issues and negotiations. Consistent with our policy, we will only recognize these unrecognized fees and revenues if and when cash is collected.

As disclosed in Note 2 to the Interim Condensed Consolidated Financial Statements, the above advisory fee from Management Advisory Source, LLC shown in the table above is expected to be discontinued on or before December 31, 2006.

Note 4 - Guarantees and Contingencies

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of June 30, 2006, we and/or our managed centers are currently defendants in 53 such claims covering 1995 through June 30, 2006. Two of these 53 claims are currently pending in relation to the September 25, 2003 fire that occurred at our long-term care center in Nashville, Tennessee. Nine of the 53 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the nine Florida suits, two suits relate to events before and seven suits relate to events after our cessation of business in Florida. These latter seven suits assert allegations of continued exposure even after we ceased operations.

When bids were solicited for third party professional liability insurance coverage for 2002, only two companies would quote coverage for us. Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned licensed captive insurance company, incorporated in the Cayman Islands, for the purpose of managing the Company's losses related to these risks. Thus, for 2002 through June 30, 2006, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned insurance company. Policies are written for a duration of twelve months.

Our coverages for all years include both primary policies and excess policies. Commencing with 2002, deductibles were eliminated with first dollar coverage being provided through the wholly-owned insurance company.

Both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per occurrence, $3 million per location with an aggregate primary policy limit for the years 2002 through 2006 of $10.0 million, $11.0 million, $12.0 million, $14.0 million, and $14.0 million, respectively. There is a $7.5 million annual excess aggregate coverage applicable to each year.

For these professional liability insurance operations, the premium revenues reflected in the financials as "Other revenues" for the six months ended June 30, 2006 and June 30, 2005, respectively, are $1,942,000 and $2,048,000. Associated losses and expenses including those for self-insurance are included in the financial statements as "Other operating costs and expenses". Related costs total $2,013,000 and $1,870,000 for the six months ended June 30, 2006 and June 30, 2005.

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

Debt Guarantees--

In addition to our primary debt obligations, which are included in our condensed consolidated balance sheet, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $11,533,000 at June 30, 2006 and include $5,241,000 of debt of managed and other long-term health care centers and $6,292,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $5,241,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of two long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 0.5% to 2.0% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $6,292,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $10,148,000. Of this obligation, $3,856,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $6,292,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingency purchase agreement has been removed.

As of June 30, 2006, our maximum potential loss related to the aforementioned debt is $6,292,000 which is the outstanding balance of our guarantee. We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.

Debt Cross Defaults-

Through a guarantee agreement, our $3,856,000 senior secured notes and our $6,292,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

Outstanding Offer to Purchase Facility-

Under the terms of our management agreement for a 176-bed long-term care center located in Aiken, South Carolina, we have attempted to exercise our right of first refusal to purchase the center for $8,448,000. Our right to purchase the facility is being disputed by the owner. A prospective buyer of the center has been granted the right to intervene in the case and has filed a motion for summary judgment with the court. We currently are continuing to manage operations of the facility and earn approximately $500,000 annually in management fee revenues from the facility.

Note 5 - Notes Receivable

On June 30, 2006, we collected a note receivable in the amount of $7,309,000 which had previously been written off. The collection is reported as a recovery of notes receivable in the condensed consolidated statements of income.

In March, 2005, we recorded a $1,000,000 writedown of a note receivable due from a 120-bed long-term health care center in Missouri that we manage. The writedown was recorded as a result of the lack of increase in reimbursement rates, the cash flow of this center declined, and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statement No. 5 and 15", we concluded that the writedown of $1,000,000 was required. As of June 30, 2006, no further impairment charge is deemed necessary.

Note 6 - New Accounting Pronouncements

In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140" (FAS 155). FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133. In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt the provisions of FAS 155 beginning in fiscal 2007. The implementation of FAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for the Company beginning January 1, 2007. The implementation of FAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements. Upon adoption, the cumulative effect of applying the provision of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.

Note 7 - Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Basic:
Weighted average common shares	12,293,838	12,240,890	12,287,883	12,235,437
Net income	$10,363,000	$ 5,908,000	$15,783,000	$10,822,000
Earnings per common share, basic	$ .85	$ .48	$ 1.28	$ .88

Diluted:
Weighted average common shares	12,293,838	12,240,890	12,287,883	12,235,437
Incremental shares	642,378	512,302	609,473	518,007
Assumed average common shares outstanding	12,936,216	12,753,192	12,897,356	12,753,444

Net income	$10,363,000	$ 5,908,000	$15,783,000	$10,822,000
Earnings per common share, diluted	$ .81	$ .46	$ 1.22	$ .85

Note 8 - Stock Option Plans

Our shareholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (the "Plan") which provides for the grant of stock options to key employees, directors and non-employee consultants. Under the Plan, the Compensation Committee of the Board of Directors ("the Committee") has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option ("ISO"), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding. The exercise price of any ISO's granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years. The exercise price of any non-qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

Under the Plan, options issued to non-employee directors are granted automatically on the date of our annual shareholder meeting, vest immediately upon grant and have a maximum five year term. Options issued to employees in 2000 vest over a six year period and have a maximum six year term. Options issued to employees in 2004 vest over a five year period and have a maximum five year term.

The fair value of each option award is estimated on the grant date, using the Black-Scholes option valuation model with the weighted average assumptions indicated in the following table. Generally, awards are subject to clift vesting. Each grant is valued as a single award with an expected term based upon expected participants and termination behavior. Compensation cost is recognized ratably over the requisite service period. The straight-line attribution method requires that compensation expense is recognized at least equal to the portion of the grant-date fair value that is vested at that date. The expected volatility is derived using daily historical data for periods immediately preceding the date of grant. The risk-free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised.

	Six Months Ended June 30
	2006	2005
Risk-free interest rate	4.77%	3.81%
Expected volatility	27.2%	29.3%
Expected life, in years	2.6 years	5 years
Expected dividend yield	1.98%	2.79%
Expected forfeiture rate	1.48%	0.00%

Information regarding stock option activity for the six months ended June 30, 2006 is summarized below:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Shares	Exercise Price	Contractual life (Years)	Value
(dollars in thousands)
Options outstanding at December 31, 2005	1,431,000	21.72
Options granted	122,394	42.33
Options exercised	(25,000)	23.37
Options outstanding at June 30, 2006	1,528,394	$23.35	3.1	$32,399

Options exercisable and vested June 30, 2006	265,000	$33.07	3.7	$ 3,041

Included in the above tables, our employee stock purchase plan ("ESPP") allows employees to purchase shares of NHC common stock through payroll deductions. The ESPP allows employees to terminate participation at any time.

We have reserved 1,079,510 shares of common stock for issuance as new shares under the Plan.

The weighted average fair values of options granted during the six months ended June 30, 2006 and June 30, 2005 were $8.20 ($1,004,000) and $7.69 ($692,000) per share, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $530,000.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the modified prospective application transition method. Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our employee stock benefit plans. Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R), income before taxes for the quarter and six months ended June 30, 2006 was $1,406,000 and $1,611,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance. Tax deductions in excess of amounts recognized as compensation costs totaled $131,000 in the first quarter of 2006 (and zero in the second quarter) and were reported as financing cash flows for the three months and six months ended June 30, 2006 and in operating cash flows in the prior year amounts of $90,000 and $207,000 for the quarter and six months ended June 30, 2005, respectively. No share base compensation cost was capitalized during the periods presented. The total compensation cost related to non-vested awards not yet recognized is $3,350,000 and the weighted average period over which it is to be recognized is 3.1 years.

For periods prior to adoption of SFAS 123(R), SFAS 123 required us to determine and disclose pro forma net income and earnings per share as if compensation cost for our employee stock option and stock purchase plans had been determined based upon fair values at the grant dates. These pro forma amounts for the three months and six months ended June 30, 2005 are as follows:

	Three Months	Six Months
	Ended	Ended
(dollars in thousands, except per share amounts)	June 30, 2005	June 30, 2005
Net income - as reported	$5,908	$10,822
Less compensation cost that would be
recognized under fair value method	620	825
Net income - pro forma	5,288	9,997

Net earnings per share - as reported
Basic	$ .48	$ .88
Diluted	$ .46	$ .85

Net earnings per share - pro forma
Basic	$ .43	$ .82
Diluted	$ .41	$ .78

Note 9 - Purchase of Health Care Center

In March 2006, we purchased for $5,400,000 a 200-bed long-term health care center located in Town and Country, Missouri. We had managed the center since 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation ("NHC" or the "Company") is a leading provider of long-term health care services. We operate or manage 74 long-term health care centers with 9,155 beds in 10 states and provide other services in two additional states. These operations are provided by separately funded and maintained subsidiaries. We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers. In addition, we provide management and accounting services to owners of long-term health care centers and advisory services to National Health Realty, Inc., ("NHR") and prior to November 1, 2004 to National Health Investors, Inc. ("NHI").

Summary of Goals and Areas of Focus

Earnings - To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. Because of changes in government reimbursement methodology, while revenues from Medicare have increased by approximately 6% through June 30, 2006 compared to the prior year, and are expected to increase by 6% for the entire year. Medicaid revenues are remaining relatively flat compared to the prior year. Inflationary increases in our costs may offset much of the increases in our patient revenues.

Development and Growth - During the third quarter of 2005, we began construction of a 30 bed addition to an existing long-term care facility located in Farragut, Tennessee and a 60 bed addition to an existing long-term care facility located in Mauldin, South Carolina. During the first quarter of 2006, we started construction on 60 bed additions to existing long-term care facilities located in Garden City and Columbia, South Carolina. All four of these additions are to facilities that we lease from NHR. We estimate that the costs of the additions will be approximately $21,597,000, and we have incurred accumulated costs of approximately $10,742,000 at June 30, 2006. In addition, we started renovations in April, 2005 at a facility we lease from NHI located in Lewisburg, Tennessee. We anticipate the costs of the renovations will be approximately $1,435,000, and we have incurred accumulated costs of approximately $1,430,000 at June 30, 2006.

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

NHI Advisory Management Changes - On March 13, 2006, we reached an agreement with NHI to end the use of NHC's senior officers as advisors to NHI, to be effective on or about December 31, 2006. NHC's Board believes it to be in the best interest of NHC to accentuate its independence from NHI, its largest landlord. It is expected that the income from NHC's advisory service fees which totaled $656,000 in the six months ended June 30, 2006 will be discontinued at some point between now and year end.

Accrued Risk Reserves - Our accrued professional liability reserves, workers' compensation reserves and health insurance reserves totaled $77,246,000 at June 30, 2006 and are a primary area of management focus. We have set aside restricted cash and marketable securities to fully fund our professional liability and workers' compensation reserves. As to the tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary, we have settled 30 of the 32 lawsuits filed against the company and will continue to vigorously defend against the allegations in the lawsuits while seeking settlement and final resolution with the families.

As to the risks of fire, we have installed fire sprinklers in all of our owned and leased long-term care centers that were not already so equipped. In addition, we have implemented a comprehensive fire safety training program at all of our centers and reviewed and modified, where considered necessary, our priority safety procedures.

As to exposure for professional liability claims, we have developed for our centers performance certification criteria to measure and bring focus to the patient care issues most likely to produce harm to our patients and professional liability exposure, including in-house acquired pressure ulcers, significant weight loss and numbers of falls. These programs for certification, which we regularly modify and improve, have produced measurable improvements in reducing these incidents. Our experience is that achieving goals in these patient care areas improves both patient and employee satisfaction. Furthermore, we are continuing efforts to identify and restructure the ownership or management of our higher risk operations and locations to eliminate NHC liability exposure.

As to workers' compensation claims, we have implemented safety awareness and award programs at all of our locations. In addition, since August 2004, we have engaged a loss control coordinator to work closely with the locations to recognize and eliminate factors contributing to workers' compensation losses. As to health insurance claims, in 2005 we changed our health plan network provider to obtain better discounts, and we continue to evaluate our health plan design to identify opportunities for improvements and cost savings.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors - Over the past few years, approximately 60 to 66% of our net revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.

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

Professional liability remains an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of June 30, 2006, we and/or our managed centers are defendants in 53 such claims inclusive of years 1995 through 2006. It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all provider locations owned, leased or managed by us. The coverages include both primary policies and umbrella policies.

For 2002-2006, we maintain both primary and excess coverage through our own insurance subsidiary. In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us. Revenue Recognition - Uncertain Collections - We provide management services to certain long-term care facilities and to others we provide accounting and financial services. We generally charge 6% of net revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services. Generally our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided. However, there are certain of the third parties with which we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that the service revenue realization is uncertain and our policy is to recognize income only in the period in which the amounts are collected. It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period. Certain of our accounts receivable from private paying patients and certain of our notes receivable are subject to credit losses. We have attempted to reserve for expected accounts receivable credit losses based on our past experience with similar accounts receivable and believe our reserves to be adequate.

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

Guarantees - We guarantee the debt of managed and other long-term health care centers ($5,241,000) and the debt of National and the ESOP ($6,292,000). We recorded a liability in the amount of $1,044,000 related to our guarantee of $1,108,000 of debt of six long-term health care centers in Florida. We recorded this liability based upon our estimate of the value of the underlying collateral of the loans. It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period.

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

Medicare--

Including inflation, total Medicare payments to all providers in FY 2006 as projected by CMS will be the same as total payments made to all providers in FY 2005. However, the final rule has caused a redistribution of payments among providers. This is accomplished by refinements expanding the Resource Utilization Groups (RUGs) from 44 RUG groups to 53 RUG groups and by eliminating temporary rate add-ons. The elimination of temporary add-ons has always been correlated to the long awaited RUG refinement. RUG refinement increases the case mix weight that applies to both nursing and non-ancillary therapy ancillary costs. This is a permanent change in the PPS methodology. Including the 3.1% annual inflation update factor, under RUG refinement our Medicare payment rates have increased by approximately 6% or $3,400,000 on a sale facility basis in the six months ended June 30, 2006 compared to the same period in 2005.

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

The Deficit Reduction Act (DRA) of 2005 freezes the home health payment rate for 2006. HHAs serving rural beneficiaries receive a one-year, five percent add-on payment under the legislation. The rural add-on payment provides for a 2.5% increase in total payments for our homecare operations that is expected to total approximately $1.0 million in FY 2006 due to a significant number our homecares serving rural counties.

Medicaid--

Tennessee Medicaid rate increases were delayed in 2005 due to submission of a new plan to CMS. The plan substitutes a new funding methodology called Certified Patient Expenditures (CPE) for inter-governmental transfers (IGT). In effect, our rates in Tennessee were frozen since July 2005. In March 2006, we were notified that CMS had approved the new state plan. This annual update is effective October 1, 2005 instead of July 1, 2005 as anticipated. The state indicated that funds were not available to reimburse facilities for the first quarter of the state's fiscal year and keep the 65th percentile rate methodology intact. The increase in revenue is estimated to be $600,000 per quarter through June 30, 2006. If the State of Tennessee makes changes to the newly approved TennCare state plan, then the upcoming annual update expected to be effective July 1, 2006 could again be delayed.

South Carolina Medicaid annual per diem rate increases resulted in additional revenues of approximately $1,108,000 for the first six months of 2006.

Proposed Reduction in Provider Taxes--

The President's FY 2007 Budget includes a proposal to decrease states' provider taxes from 6% to 3%. This percentage decrease, if implemented, would reduce the amount of Medicaid funding available to states to pay for long-term care services. It is reported that this provider tax reduction, as proposed, would save approximately $2.1 billion overall. Although the House and Senate budgets do not include this proposed reduction, the Centers for Medicare and Medicaid Services could act administratively to reduce the provider tax from 6% to 3% at any time. We believe that such a reduction would have a material adverse effect on our operating results.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.

Results for the three month period ended June 30, 2006 include a 5.0% increase in net revenues compared to the same period in 2005. Net income increased 3.6% after excluding the consideration of the after tax effect of the recovery of a note receivable previously written off.

Net patient revenues increased $4,787,000 or 4.0% compared to the same period last year. Medicaid rate changes that became effective October 1, 2005 increased our revenues for the 2006 second quarter by approximately $600,000. The acquisition of our 200 bed long-term care facility located in Town and Country, Missouri added approximately $2,083,000 to net patient revenues. Finally, improved census and census mix increased our second quarter revenues compared to the same quarter last year.

The total census at owned and leased centers for the quarter averaged 94.0% compared to an average of 93.8% for the same quarter a year ago.

Other revenues increased $1,144,000 or 7.3% in 2006 to $16,715,000 from $15,571,000 in 2005. The increase is due primarily to the recognition for the first time of our equity in the earnings of an unconsolidated investment (Caris Healthcare, L.P.) of approximately $2,067,000. We believe that this $2,067,000 amount, because of unusual items, is not representative of future earnings and that our share of future quarterly earnings from Caris in 2006 are expected to total between $500,000 and $800,000 per quarter. Other revenues also increased due to increases in interest income.

Increases in other revenues were offset in part due to decreased collections of approximately $781,000 in management and accounting service fees and $1,291,000 in insurance service revenues. Insurance services revenues decreased due to decreased premiums for workers' compensation from our wholly-owned insurance subsidiary and increased premiums for health insurance. As described in our critical accounting policies, revenues from accounting services fluctuate from period to period because collections for some customers are not certain of receipt. During the three months ended June 30, 2006, NHC provided management, accounting and financial services for 32 facilities as compared to 43 facilities during the three months ended June 30, 2005.

Total costs and expenses for the 2006 second quarter decreased $2,151,000 or 1.7% to $123,205,000 from $124,711,000. Salaries, wages and benefits, the largest operating costs of this service company, increased $5,246,000 or 7.3% to $77,317,000 from $72,071,000. Other operating expenses increased $1,467,000 or 3.9% to $39,146,000 for the 2006 period compared to $37,679,000 in the 2005 period. Rent expense decreased $517,000 to $10,338,000 compared to $10,855,000 in the 2005 period. Depreciation and amortization decreased $258,000 or 6.9% to $3,470,000 from $3,728,000. Interest costs decreased $135,000 to $243,000.

Increases in salaries, wages and benefits are due to inflationary wage increases and share compensation costs. Share compensation costs totaled $1,406,000 in the second quarter of 2006 and are being expensed by us beginning on January 1, 2006 due to the adoption of SFAS 123(R), Share-Based Payment. Approximately $860,000 of the $1,611,000 cost relates to the grant of stock options to independent directors which vested immediately upon grant and, therefore, will not add any expense in future quarters. These comparative costs increases were offset in part by approximately $571,000 in decreased workers compensation claims accrued. Increases in other operating costs are due to inflationary increases offset in part due to decreases in workers compensation ($354,000). In addition, salaries, wages and benefits and other operating expenses increased by $1,292,000 and $717,000 due to the acquisition of our 200 long-term care beds facility in March 2006.

Expenses for the three months ended June 30, 2006 include the recovery of a note receivable ($7,309,000) which had been previously written off.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Results for the six month period ended June 30, 2006 include a 4.7% increase in net revenues compared to the same period in 2005. Net income increased 5.3% after excluding the consideration of the after tax effect of the recovery of a note receivable previously written off.

Net patient revenues increased $12,149,000 or 5.2% compared to the same period last year. We estimate that our revenues for skilled nursing centers and homecare programs will increase by approximately $600,000 for the six months ended June 30, 2006. Medicaid rate changes that became effective October 1, 2005 increased our revenues for the 2006 period by approximately $839,000 of which approximately $623,000 was attributable to services rendered in the fourth quarter of 2005. The acquisition of our 200 bed long-term care facility located in Town and Country, Missouri added approximately $2,831,000 to net patient revenues. Finally, improved census and census mix increased our six month revenues compared to the same period last year.

The total census at owned and leased centers for the six months averaged 94.1% compared to an average of 93.9% for the same period a year ago.

Other revenues increased $376,000 or 1.3% in 2006 to $30,330,000 from $29,954,000 in 2005. The increase is due primarily to the recognition of equity in the earnings of an unconsolidated investment (Caris Healthcare, L.P.) of approximately $2,067,000. We believe that this $2,067,000 amount, because of unusual items, is not representative of future earnings and that our share of future quarterly earnings from Caris in 2006 are expected to total between $500,000 and $800,000 per quarter. Other revenues also increased due to increases in interest income.

Increases in other revenues were offset in part due to decreased collections of approximately $585,000 in management and accounting service fees and $2,615,000 in insurance service revenue. Insurance services revenues decreased due to decreased premiums for workers' compensation from our wholly-owned insurance subsidiary and increased premiums for health insurance. As described in our critical accounting policies, revenues from accounting services fluctuate from period to period because collections for some customers are not certain of receipt. During the six months ended June 30, 2006, NHC provided management, accounting and financial services for 32 facilities as compared to 43 facilities during the six months ended June 30, 2005.

Total costs and expenses for the 2006 six months increased $3,761,000 or 1.5% to $251,181,000 from $247,420,000. Salaries, wages and benefits, the largest operating costs of this service company, increased $8,457,000 or 5.9% to $151,041,000 from $142,584,000. Other operating expenses increased $4,640,000 or 6.2% to $79,415,000 for the 2006 period compared to $74,775,000 in the 2005 period. Rent expense decreased $181,000 to $20,630,000 compared to $20,811,000 in the 2005 period. Depreciation and amortization decreased $558,000 or 7.5% to $6,884,000 from $7,442,000. Interest costs decreased $288,000 to $520,000.

Increases in salaries, wages and benefits are due to inflationary wage increases and share compensation costs. Share compensation costs totaled $1,406,000 in the second quarter of 2006 and are being expensed by us in 2006 for the first time due to the adoption of SFAS 123(R), Share-Based Payment. Approximately $860,000 of the $1,611,000 cost relates to the grant of stock options to independent directors which vested immediately upon grant and, therefore, will not add any expense in future quarters. These comparative cost increases were offset in part by approximately $621,000 in decreased workers compensation claims accrued. Increases in other operating costs are due to inflationary increases offset in part due to decreases in the cost of health insurance ($517,000) and workers compensation ($625,000). In addition, salaries, wages and benefits and other operating expenses increased by $1,686,000 and $1,207,000 due to the acquisition of our 200 long-term care beds facility in March 2006.

Expenses for the six months ended June 30, 2006 include the recovery of a note receivable ($7,309,000) from a health care center we manage in Nashville, Tennessee which had been previously written off. Expenses for the six months ended June 30, 2005 also included a loss of $1,000,000 for the write-off of a note receivable. This note receivable is due from a 120-bed long-term health care center in Missouri that we manage. During the six months ended June 30, 2005, as a result of increased operating costs and the lack of increase in reimbursement rates, the cash flows of this center declined and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that a write-down of $1,000,000 was required. We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

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

	Three Months				Six Months
	Ended		Three Month		Ended		Six Month
	June 30		Change		June 30		Change
	2006	2005	$	%	2006	2005	$	%
Cash and Cash equivalents at
beginning of period	$38,231	$36,314	$ 1,917	5.3%	$60,870	$40,601	$20,269	50.0%

Cash provided from operating activities	24,374	14,015	10,359	73.91%	27,007	27,518	(511)	1.9%

Cash used in investing activities	(7,259)	(2,291)	(4,968)	216.8%	(24,185)	(10,342)	(13,843)	133.9%

Cash provided by (used in) financing
activities	11,370	(7,274)	18,644	256.3%	3,024	(17,013)	20,037	117.8%

Cash and cash equivalents at end of period	$66,716	$40,764	$25,952	63.7%	$66,716	$40,764	$25,952	63.7%

Net cash provided by operating activities during the first six months of 2006 totaled $27,007,000 compared to $27,518,000 provided in the same period last year. Cash provided by operating activities is composed of net income plus depreciation and increases in accrued liabilities and reserves and deferred income and other non-current liabilities, offset by increases in accounts receivable and decreases in accrued payroll.

Cash flows used in investing activities during the first six months of 2006 totaled $24,185,000 compared to $10,342,000 used in investing activities in the same period in 2005. Cash used for additions to property and equipment totaled $20,518,000 in 2006 compared to $7,377,000 in 2005. Investments in notes receivable were $-0- in 2006, compared to $1,205,000 used last year. Collections of notes receivable generated $1,128,000 in 2006 compared to $94,000 in 2005. Cash used to purchase marketable securities totaled $5,000,000 compared to $1,993,000 of cash used to purchase marketable securities in 2005. Distribution for unconsolidated investments totaled $205,000 in 2006 compared to $139,000 in 2005. Restricted marketable securities are related to professional liability insurance, workers' compensation insurance and health insurance.

Cash provided by financing activities totaled $3,024,000 in the first six months of 2006 compared to $17,013,000 used in financing activities for the same period in 2005. Cash used for payments of debt totaled $1,066,000, dividend payments to shareholders totaled $3,681,000, purchase of restricted marketable securities totaled $44,911,000 and cash of $52,090,000 was provided by decreases in restricted cash in 2006. In the prior year, cash flows used totaled $1,129,000 for payments on debt, $3,047,000 for payments of dividends, $13,818,000 for increase in restricted cash, and cash of $700,000 was provided by the sale of restricted marketable securities. Tax benefits from exercise of stock options provided cash of $131,000 in 2006 and zero in 2005. Restricted cash is primarily related to professional liability insurance, workers' compensation insurance and health insurance.

At June 30, 2006, our ratio of long-term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 5.8%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2006 are as follows:

		Less than			After 5
	Total	1 Year	2-3 Years	4-5 years	Years
	(in thousands)
Long-term debt - principal	$ 14,963	$ 2,506	$12,457	$ --	$ --
Long-term debt - interest	1,601	1,080	521	--	--
Guaranteed debt	1,044	--	--	--	1,044
Obligation to complete
construction	10,855	10,855	--	--	--
Obligation to purchase
senior secured notes from
financial institutions	6,292	2,708	3,584	--	--
Operating leases	702,765	46,530	99,320	99,320	457,595
Total Contractual Cash
Obligations	$737,520	$63,679	$115,882	$99,320	$458,639

The guaranteed debt of $1,044,000 represents our estimated obligation under a loan guarantee to a long-term health care center. As discussed in the section "Debt Guarantees", the $6,292,000 obligation represents our estimated obligation related to senior secured notes between National and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP") and certain lending institutions. In addition to the guaranteed debt obligation shown in the table above, we have guaranteed debt obligations of certain other entities totaling approximately $5,241,000. These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

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

Guarantees and Contingencies

Debt Guarantees-

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $11,533,000 at June 30, 2006 and include $5,241,000 of debt of managed and other long-term health care centers and $6,292,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $5,241,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1.0% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $6,292,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $10,148,000. Of this obligation, $3,856,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $6,292,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingent purchase agreement has been removed.

As of June 30, 2006, our maximum potential loss related to the guarantees is $11,533,000 which is the outstanding balance of the guaranteed debt obligations. We have accrued approximately $1,044,000 representing the estimated fair value of our guarantees, which is included in other non-current liabilities in the consolidated balance sheets.

Debt Cross Defaults

Through a guarantee agreement, our $3,856,000 senior secured notes and our $6,292,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

New Accounting Pronouncements

In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140" (FAS 155). FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133. In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt the provisions of FAS 155 beginning in fiscal 2007. The implementation of FAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for the Company beginning January 1, 2007. The implementation of FAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements. Upon adoption, the cumulative effect of applying the provision of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.

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

* the ability to maintain and increase census levels; and

* demographic changes.

See the notes to the quarterly financial statements, and "Item 1. Business" as is found in our 2005 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web side at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $19.2 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $1.6 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $16,700. As of June 30, 2006, $10.3 million of our long-term debt bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $4.6 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $25,700.

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

Item 4. Controls and Procedures.

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 4 of this Form 10-Q.

Item 1A. Risk Factors.

During the six months ended June 30, 2006, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date August 9, 2006	/s/ Robert G. Adams
Robert G. Adams
President
Chief Executive Officer

Date August 9, 2006	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)