Form 10-Q
period 2006-09-30
NATIONAL HEALTHCARE CORP
filed 2006-11-09
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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

12,307,596 shares of common stock were outstanding as of November 2, 2006
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 128,689	$ 119,578	$ 375,979	$ 354,669
Other revenues	15,079	18,145	45,409	48,099
Net revenues	143,768	137,723	421,388	402,768

COSTS AND EXPENSES:
Salaries, wages and benefits	72,798	72,073	223,839	214,657
Other operating	41,660	38,083	121,075	112,858
Write-off (recovery) of notes receivable	--	--	(7,309)	1,000
Rent	10,178	10,424	30,808	31,235
Depreciation and amortization	3,588	3,759	10,472	11,201
Interest	241	387	761	1,195
Total costs and expenses	128,465	124,726	379,646	372,146

INCOME BEFORE INCOME TAXES	15,303	12,997	41,742	30,622

INCOME TAX PROVISION	(6,032)	(5,030)	(16,688)	(11,833)

NET INCOME	$ 9,271	$ 7,967	$ 25,054	$ 18,789

EARNINGS PER SHARE:
Basic	$ .75	$ .65	$ 2.04	$ 1.54
Diluted	$ .71	$ .62	$ 1.94	$ 1.47

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,300,542	12,245,395	12,292,149	12,239,684
Diluted	12,969,936	12,795,922	12,921,595	12,768,531

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30	December 31
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 50,277	$ 60,870
Restricted cash	53,518	87,771
Restricted marketable securities	47,594	2,104
Marketable securities	61,882	51,556
Accounts receivable, less allowance for
doubtful accounts of $6,560 and $6,101	62,525	51,260
Notes receivable	189	189
Inventory at lower of cost (first-in,
first-out method) or market	6,174	5,623
Prepaid expenses and other assets	1,814	1,206
Total current assets	283,973	260,579

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	252,819	225,928
Less accumulated depreciation and amortization	(129,915)	(118,794)
Net property and equipment	122,904	107,134

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	103	57
Goodwill	3,033	3,033
Unamortized financing costs, net	42	74
Notes receivable	10,176	10,786
Notes receivable from National	10,001	10,992
Deferred income taxes	18,095	16,690
Minority equity investments and other	4,145	1,280
Total other assets	45,595	42,912

	$452,472	$410,625

The accompanying notes to interim condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

The interim condensed consolidated balance sheet at December 31, 2005 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30	December 31
	2006	2005
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long-term debt	$ 2,525	$ 2,461
Trade accounts payable	12,342	10,431
Accrued payroll	45,327	41,929
Amounts due to third-party payors	6,355	4,815
Accrued risk reserves	76,886	70,290
Deferred income taxes	5,050	3,855
Other current liabilities	14,394	11,295
Dividends payable	2,215	1,837
Accrued interest	19	278
Total current liabilities	165,113	147,191

LONG-TERM DEBT, LESS CURRENT PORTION	11,886	13,568
OTHER NONCURRENT LIABILITIES	13,644	14,003
DEFERRED LEASE CREDIT	5,385	6,154
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	1,471	1,185
DEFERRED REVENUE	26,557	25,465
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	--	--
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,304,038 and 12,275,693 shares,
respectively, issued and outstanding	123	123
Capital in excess of par value, less notes receivable	87,239	84,431
Retained earnings	120,244	101,461
Unrealized gains on marketable securities	20,810	17,044
Total shareholders' equity	228,416	203,059

	$452,472	$410,625

The accompanying notes to interim condensed consolidated financial statements are in integral part of these condensed consolidated financial statements.

The interim condensed consolidated balance sheet at December 31, 2005 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$25,054	$18,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,440	11,028
Write down of notes receivable	--	1,000
Provision for doubtful accounts receivable	459	1,538
Amortization of intangibles and deferred charges	32	173
Amortization of deferred income	(437)	(535)
Deferred income	996	1,024
Stock option compensation	1,985	--
Equity in earnings of unconsolidated investments	(3,016)	(164)
Amortization of deferred lease credit	(769)	(598)
Deferred income taxes	(2,647)	(1,817)
Changes in assets and liabilities:
Accounts receivable	(11,724)	(11,699)
Tax refund	--	6,311
Inventory	(551)	(336)
Prepaid expenses and other assets	(608)	(309)
Accounts payable	1,911	(1,108)
Accrued payroll	3,398	3,894
Amounts due to third party payors	1,540	(96)
Accrued interest	(259)	(6)
Other current liabilities and accrued reserves	9,695	10,558
Other noncurrent liabilities	(359)	797
Entrance fee deposits	533	694
Net cash provided by operating activities	35,673	39,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(26,210)	(11,265)
Investment in notes receivable	--	(1,205)
Collection of notes receivable	1,601	130
Purchase of marketable securities, net	(4,123)	(2,026)
Decrease (increase) in restricted cash	34,253	(15,175)
Sale (purchase) of restricted marketable securities, net	(45,490)	733
Distributions from unconsolidated investments	151	147
Net cash used in investing activities	(39,818)	(28,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in minority interests in subsidiaries	286	215
(Increase) decrease in bond reserve funds, mortgage replacement
reserves and other deposits	(46)	4
Issuance of common shares	593	389
Tax benefit from exercise of stock options	230	--
Dividends paid to shareholders	(5,893)	(4,884)
Payments on debt	(1,618)	(1,687)
Net cash provided by (used in) financing activities	(6,448)	(5,963)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,593)	4,514
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,870	40,601
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,277	$45,115

Supplemental Information:
Cash payments for interest expense	$ 1,020	$ 1,201
Cash payments for income taxes, net of refunds	$15,954	$ 7,320

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share amounts)
(unaudited)

					Unrealized	Total Share-
	Common Stock		Paid in	Retained	Gains	holders'
	Shares	Amount	Capital	Earnings	on Securities	Equity

Balance at 12/31/04	12,219,451	$122	$82,799	$ 79,866	$19,561	$182,348

Net income	--	--	--	18,789	--	18,789
Unrealized losses on securities (net of tax of $326)	--	--	--	--	(545)	(545)
Total comprehensive income						18,244
Tax benefit from exercise of stock options	--	--	207	--	--	207
Shares sold - stock purchase plans (including 3,744
options exercised)	25,944	--	389	--	--	389
Dividends declared to common shareholders ($.425 per share)	--	--	--	(5,203)	--	(5,203)

Balance at 9/30/05	12,245,395	$122	$83,395	$ 93,452	$19,016	$195,985

Balance at 12/31/05	12,275,693	$123	$84,431	$101,461	$17,044	$203,059

Net income	--	--	--	25,054	--	25,054
Unrealized gains on securities (net of tax of $2,437)	--	--	--	--	3,766	3,766
Total comprehensive income						28,820
Stock option compensation	--	--	1,985	--	--	1,985
Tax benefit from exercise of stock options	--	--	230	--	--	230
Shares sold - stock purchase plans (including 23,541
options exercised)	28,345	--	593	--	--	593
Dividends declared to common shareholders ($.51 per share)	--	--	--	(6,271)	--	(6,271)

Balance at 9/30/06	12,304,038	$123	$87,239	$ 120,244	$20,810	$228,416

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

Note 1 - Consolidated Financial Statements

The unaudited financial statements to which these notes are attached include, in our opinion, all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation ("NHC" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2005 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons. Our audited December 31, 2005 financial statements are available at our web site: www.nhccare.com.

Note 2 - Relationship with National Health Investors, Inc.

On March 13, 2006, we announced an agreement with National Health Investors, Inc. (NHI) to end the use of NHC's senior officers as advisors to NHI, effective on about December 31, 2006. NHC's Board believes it to be in the best interest of NHC to accentuate its independence from NHI, its largest landlord.

It is also expected that NHC's contract to provide financial accounting, data processing and administrative services to Management Advisory Source, LLC (MAS) will be terminated on or before December 31, 2006. NHC currently receives compensation of $109,375 per month ($1,312,500 annually) for its services under the contract which amount is reported as "other revenues" in the consolidated Statements of Income. Our board chairman, W. Andrew Adams, serves as the President of MAS. MAS serves as advisor to NHI.

Note 3 - Other Revenues

Other revenues include the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands)

Insurance services	$ 4,925	$ 5,819	$14,574	$18,081
Management and accounting service fees	4,262	7,830	12,744	16,896
Guarantee fees	--	112	9	283
Advisory fee from Management Advisory Source, LLC	328	312	984	938
Advisory fee from NHR	125	175	375	375
Dividends and other realized gains on securities	949	901	2,844	2,697
Equity in earnings of unconsolidated investments	902	62	3,099	163
Interest income	2,407	1,713	7,434	4,730
Rental income	808	1,014	2,286	3,004
Other	373	207	1,060	932
	$15,079	$18,145	$45,409	$48,099

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

Equity in earnings of unconsolidated investments include our 25% equity in the earnings of a partnership which operates a long-term health care facility and 49.5% equity in the earnings of the recently formed Caris HealthCare, a partnership which operates a hospice program. In the quarter ended September 30, 2006, we recognized equity in earnings from Caris HealthCare of approximately $824,000 compared to zero in the quarter ended September 30, 2005. We believe that our share of future quarterly earnings from Caris in 2006 are expected to total between $500,000 and $800,000 per quarter.

For the nine months ended September 30, 2006, we recognized no management fees from National or NHI. As of September 30, 2006, unrecognized and unpaid management fees from National and NHI totaled $11,169,000 and $4,209,000, respectively. The receipt of payment of these fees is subject to collectibility issues and negotiations. Consistent with our policy, we will only recognize these unrecognized fees and revenues if and when cash is collected.

As disclosed in Note 2 to the Interim Condensed Consolidated Financial Statements, the above advisory fee from Management Advisory Source, LLC shown in the table above is expected to be discontinued on or before December 31, 2006.

Note 4 - Guarantees and Contingencies

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents. As of September 30, 2006, we and/or our managed centers are currently defendants in 67 such claims covering 1995 through September 30, 2006. Two of these 67 claims are currently pending in relation to the September 25, 2003 fire that occurred at our long-term care center in Nashville, Tennessee. Fourteen of the 67 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the 14 Florida suits, seven suits relate to events before and seven suits relate to events after our cessation of business in Florida. These latter seven suits assert allegations of continued exposure even after we ceased operations.

When bids were solicited for third party professional liability insurance coverage for 2002, only two companies would quote coverage for us. Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned licensed captive insurance company, incorporated in the Cayman Islands, for the purpose of managing the Company's losses related to these risks. Thus, for 2002 through September 30, 2006, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned insurance company. Policies are written for a duration of twelve months.

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

For these professional liability insurance operations, the premium revenues reflected in the financials as "Other revenues" for the nine months ended September 30, 2006 and September 30, 2005, respectively, are $2,883,000 and $3,071,000. Associated losses and expenses including those for self-insurance are included in the financial statements as "Other operating costs and expenses". Related costs total $4,944,000 and $2,804,000 for the nine months ended September 30, 2006 and September 30, 2005.

As a result of the terms of our insurance policies and our use of a wholly-owned insurance company, we have retained significant self-insured risk with respect to general and professional liability. We use independent actuaries to assist management to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to exposures in excess of coverage limits, and we maintain reserves for these obligations. It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

Debt Guarantees--

In addition to our primary debt obligations, which are included in our condensed consolidated balance sheet, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $10,850,000 at September 30, 2006 and include $5,214,000 of debt of managed and other long-term health care centers and $5,636,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $5,214,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of two long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 0.5% to 2.0% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $5,636,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $9,090,000. Of this obligation, $3,454,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $5,636,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingency purchase agreement has been removed.

As of September 30, 2006, our maximum potential loss related to the aforementioned debt is $10,850,000 which is the outstanding balance of our guarantee. We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.

Debt Cross Defaults-

Through a guarantee agreement, our $3,454,000 senior secured notes and our $5,636,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

Outstanding Offer to Purchase Facility-

Under the terms of our management agreement for a 176-bed long-term care center located in Aiken, South Carolina, we have attempted to exercise our right of first refusal to purchase the center for $8,448,000. Our right to purchase the facility is being disputed by the owner. A prospective buyer of the center has been granted the right to intervene in the case and has filed a motion for summary judgment with the court. On October 23, 2006, the Circuit Court in the County of Aiken, South Carolina granted the prospective buyer's motion for summary judgment. On November 2, 2006, we filed a motion to alter the order granting summary judgment. We currently are continuing to manage operations of the facility and earn approximately $500,000 annually in management fee revenues from the facility.

Note 5 - Notes Receivable

On June 30, 2006, we collected a note receivable in the amount of $7,309,000 which had previously been written off. The collection is reported as a recovery of notes receivable in the condensed consolidated statements of income.

In March, 2005, we recorded a $1,000,000 writedown of a note receivable due from a 120-bed long-term health care center in Missouri that we manage. The writedown was recorded as a result of the lack of increase in reimbursement rates, the cash flow of this center declined, and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statement No. 5 and 15", we concluded that the writedown of $1,000,000 was required. As of September 30, 2006, no further impairment charge is deemed necessary.

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

Note 7 - Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Basic:
Weighted average common shares	12,300,542	12,245,395	12,292,149	12,239,684
Net income	$ 9,271,000	$ 7,967,000	$25,054,000	$18,789,000
Earnings per common share, basic	$ .75	$ .65	$ 2.04	$ 1.54

Diluted:
Weighted average common shares	12,300,542	12,245,395	12,292,149	12,239,684
Incremental shares	669,394	550,527	629,446	528,847
Assumed average common shares outstanding	12,969,936	12,795,922	12,921,595	12,768,531

Net income	$ 9,271,000	$ 7,967,000	$25,054,000	$18,789,000
Earnings per common share, diluted	$ .71	$ .62	$ 1.94	$ 1.47

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

	Nine Months Ended
	September 30
	2006	2005
Risk-free interest rate	4.77%	3.81%
Expected volatility	27.2%	29.3%
Expected life, in years	2.6 years	5 years
Expected dividend yield	1.98%	2.79%
Expected forfeiture rate	1.48%	0.00%

Information regarding stock option activity for the nine months ended September 30, 2006 is summarized below:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual life (Years)	Value
(dollars in thousands)
Options outstanding at December 31, 2005	1,431,000	21.72
Options granted	122,394	42.33
Options forfeited	(667)	37.00
Options exercised	(35,000)	22.66
Options outstanding at September 30, 2006	1,517,727	$23.36	2.6	$34,147

Options exercisable and vested Sept. 30, 2006	265,000	$33.07	3.4	$ 4,300

Included in the above tables, our employee stock purchase plan ("ESPP") allows employees to purchase shares of NHC common stock through payroll deductions. The ESPP allows employees to terminate participation at any time.

We have reserved 1,100,106 shares of common stock for issuance as new shares under the Plan.

The weighted average fair values of options granted during the nine months ended September 30, 2006 and September 30, 2005 were $8.20 ($1,004,000) and $7.69 ($692,000) per share, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $1,087,000.

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

As a result of adopting SFAS 123(R), income before taxes for the quarter and nine months ended September 30, 2006 was $373,000 and $1,985,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance. Tax deductions in excess of amounts recognized as compensation costs totaled $99,000 in the third quarter of 2006 ($131,000 in the first quarter and zero in the second quarter) and were reported as financing cash flows for the three months and nine months ended September 30, 2006 and in operating cash flows in the prior year amounts of zero and $207,000 for the quarter and nine months ended September 30, 2005, respectively. No share base compensation cost was capitalized during the periods presented. The total compensation cost related to non-vested awards not yet recognized is $4,300,000 and the weighted average period over which it is to be recognized is 3.4 years.

For periods prior to adoption of SFAS 123(R), SFAS 123 required us to determine and disclose pro forma net income and earnings per share as if compensation cost for our employee stock option and stock purchase plans had been determined based upon fair values at the grant dates. These pro forma amounts for the three months and nine months ended September 30, 2005 are as follows:

	Three Months	Nine Months
	Ended	Ended
(dollars in thousands, except per share amounts)	Sept. 30, 2005	Sept. 30, 2005
Net income - as reported	$7,967	$18,789
Less compensation cost that would be
recognized under fair value method	205	1,030
Net income - pro forma	7,762	17,759

Net earnings per share - as reported
Basic	$ .65	$ 1.54
Diluted	$ .62	$ 1.47

Net earnings per share - pro forma
Basic	$ .63	$ 1.45
Diluted	$ .61	$ 1.39

Note 9 - Purchase of Health Care Center

In March 2006, we purchased for $5,400,000 a 200-bed long-term health care center located in Town and Country, Missouri. We had managed the center since 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation ("NHC" or the "Company") is a leading provider of long-term health care services. We operate or manage 74 long-term health care centers with 9,185 beds in 10 states and provide other services in two additional states. These operations are provided by separately funded and maintained subsidiaries. We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers. In addition, we provide management and accounting services to owners of long-term health care centers and advisory services to National Health Realty, Inc., ("NHR") and prior to November 1, 2004 to National Health Investors, Inc. ("NHI").

Summary of Goals and Areas of Focus

Earnings - To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. Because of changes in government reimbursement methodology, revenues from Medicare have increased by approximately 6% through September 30, 2006 compared to the prior year, and are expected to increase by 6% for the entire year. Medicaid revenues are remaining relatively flat compared to the prior year. Inflationary increases in our costs may offset much of the increases in our patient revenues.

Development and Growth - During the third quarter of 2005, we began construction of a 30 bed addition to an existing long-term care facility located in Farragut, Tennessee and a 60 bed addition to an existing long-term care facility located in Mauldin, South Carolina. During the first quarter of 2006, we started construction on 60 bed additions to existing long-term care facilities located in Garden City and Columbia, South Carolina. All four of these additions are to facilities that we lease from NHR. The additions at Farragut and Mauldin were completed in the third quarter of 2006 at a cost of approximately $9,511,000. We estimate that the costs of the additions at Garden City and Columbia, South Carolina will be approximately $10,976,000 and we have incurred accumulated costs of approximately $4,602,000 at September 30, 2006. In addition, we completed a renovation project in March 2006 at a facility we lease from NHI located in Lewisburg, Tennessee. The cost of the renovation was approximately $1,560,000.

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

NHI Advisory Management Changes - On March 13, 2006, we reached an agreement with NHI to end the use of NHC's senior officers as advisors to NHI, to be effective on or about December 31, 2006. NHC's Board believes it to be in the best interest of NHC to accentuate its independence from NHI, its largest landlord. It is expected that the income from NHC's advisory service fees which totaled $984,000 in the nine months ended September 30, 2006 will be discontinued at year end.

Accrued Risk Reserves - Our accrued professional liability reserves, workers' compensation reserves and health insurance reserves totaled $76,886,000 at September 30, 2006 and are a primary area of management focus. We have set aside restricted cash and marketable securities to fully fund our professional liability and workers' compensation liabilities. As to the tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary, we have settled 30 of the 32 lawsuits filed against the company. On October 20, 2006, a ruling was made in the Davidson County, Tennessee Circuit Court that the plaintiffs in the two remaining lawsuits may seek a punitive damage claim. We will continue to vigorously defend against the allegations in the lawsuits while seeking settlement and final resolution with the families.

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

Professional liability remains an area of particular concern to us. The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of September 30, 2006, we and/or our managed centers are defendants in 67 such claims inclusive of years 1995 through 2006. It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period. We maintain insurance coverage for incidents occurring in all provider locations owned, leased or managed by us. The coverages include both primary policies and umbrella policies.

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

Guarantees - We guarantee the debt of managed and other long-term health care centers ($5,214,000) and the debt of National and the ESOP ($5,636,000). We recorded a liability in the amount of $1,044,000 related to our guarantee of $1,108,000 of debt of six long-term health care centers in Florida. We recorded this liability based upon our estimate of the value of the underlying collateral of the loans. It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period.

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

Medicare--

Including inflation, total Medicare payments to all providers in FY 2006 as projected by CMS will be the same as total payments made to all providers in FY 2005. However, the final rule has caused a redistribution of payments among providers. This is accomplished by refinements expanding the Resource Utilization Groups (RUGs) from 44 RUG groups to 53 RUG groups and by eliminating temporary rate add-ons. The elimination of temporary add-ons has always been correlated to the long awaited RUG refinement. RUG refinement increases the case mix weight that applies to both nursing and non-ancillary therapy ancillary costs. This is a permanent change in the PPS methodology. Including the 3.1% annual inflation update factor, under RUG refinement our Medicare payment rates have increased by approximately 6.0% or $5,100,000 on a same facility basis in the nine months ended September 30, 2006 compared to the same period in 2005.

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

Medicaid--

Tennessee Medicaid rate increases were delayed in 2005 due to submission of a new plan to CMS. The plan substitutes a new funding methodology called Certified Patient Expenditures (CPE) for inter-governmental transfers (IGT). In effect, our rates in Tennessee were frozen since July 2005. In March 2006, we were notified that CMS had approved the new state plan. This annual update is effective October 1, 2005 instead of July 1, 2005 as anticipated. The state indicated that funds were not available to reimburse facilities for the first quarter of the state's fiscal year and keep the 65th percentile rate methodology intact. On August 16, 2006, rate increases were retroactively issued effective July 1, 2006. These increases amounted to $623,000 for the quarter ended September 30, 2006.

South Carolina Medicaid annual per diem rate increases resulted in additional revenues of approximately $1,662,000 for the nine months ended September 30, 2006.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.

Results for the three month period ended September 30, 2006 include a 4.4% increase in net revenues and a 16.4% increase in net income compared to the same period in 2005.

Net patient revenues increased $9,111,000 or 7.6% compared to the same period last year. Medicaid rate changes that became effective October 1, 2005 increased our revenues for the 2006 third quarter by approximately $1,154,000. In addition to the 2005 increases, effective July 1, 2006, the Tennessee Medicaid rate was increased which increased our third quarter revenue by approximately $623,000. The acquisition of our 200 bed long-term care facility located in Town and Country, Missouri added approximately $2,111,000 to net patient revenues.

The total census at owned and leased centers for the quarter averaged 93.7% compared to an average of 94.1% for the same quarter a year ago.

Other revenues decreased $3,066,000 or 16.9% in 2006 to $15,079,000 from $18,145,000 in 2005. The prior year quarter included approximately $4,500,000 of management fees that previously had been doubtful of collection. Decreases in other revenues were offset in part due to the recognition of our equity in the earnings of an unconsolidated investment (Caris HealthCare L.P.) of approximately $824,000 during the current period (zero in 2005).

Total costs and expenses for the 2006 third quarter increased $3,739,000 or 3.0% to $128,465,000 from $124,726,000. Salaries, wages and benefits, the largest operating costs of this service company, increased $725,000 or 1.0% to $72,798,000 from $72,073,000. Other operating expenses increased $3,577,000 or 9.4% to $41,660,000 for the 2006 period compared to $38,083,000 in the 2005 period. Rent expense decreased $246,000 to $10,178,000 compared to $10,424,000 in the 2005 period. Depreciation and amortization decreased $171,000 or 4.5% to $3,588,000 from $3,759,000. Interest costs decreased $146,000 to $241,000.

Increases in salaries, wages and benefits compared to the quarter last year are due to inflationary wage increases and share compensation costs. Share compensation costs totaled $373,000 in the third quarter of 2006 and are being expensed by us beginning on January 1, 2006 due to the adoption of SFAS 123(R), Share-Based Payment. These comparative costs increases were offset in part by approximately $4,268,000 in decreased health insurance and workers compensation claims accrued. Increases in other operating costs are due to inflationary increases and increases in accruals for professional liability claims of $1,996,000. These increases were offset in part due to decreases in workers compensation ($226,000). In addition, salaries, wages and benefits and other operating expenses increased by $1,198,000 and $1,012,000 due to the acquisition of our 200 long-term care beds facility in March 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

Results for the nine month period ended September 30, 2006 include a 4.6% increase in net revenues compared to the same period in 2005. Net income increased 10.0% after excluding the consideration of the after tax effect of the recovery of a note receivable previously written off. Net patient revenues increased $21,310,000 or 6.0% compared to the same period last year. Medicaid rate changes that became effective October 1, 2005 increased our revenues for the 2006 period by approximately $4,085,000. The acquisition of our 200 bed long-term care facility located in Town and Country, Missouri added approximately $4,925,000 to net patient revenues.

The total census at owned and leased centers for the nine months averaged 93.9% which is unchanged from the same period a year ago.

Other revenues decreased $2,690,000 or 5.6% in 2006 to $45,409,000 from $48,099,000 in 2005. The decrease is primarily due to decreased collections (compared to the prior year) of approximately $5,208,000 in management and accounting service fees and $3,507,000 in insurance service revenues. The prior year nine month period included approximately $4,500,000 of management fees that previously had been doubtful of collection. Insurance services revenues decreased due to decreased premiums for workers' compensation from our wholly-owned insurance subsidiary, partially offset by increased premiums for health insurance. As described in our critical accounting policies, revenues from accounting services fluctuate from period to period because collections for some customers are not certain of receipt. In the 2005 nine month period, we recognized $4,500,000 of fees received in 2005 but had been doubtful of collection in prior years. During the nine months ended September 30, 2006, NHC provided management and accounting and financial services for 32 facilities as compared to 37 facilities during the nine months ended September 30, 2005.

Decreases in other revenues were offset in part due to the recognition of our equity in the earnings of an unconsolidated investment (Caris HealthCare, L.P.) of approximately $2,892,000. In future quarters , earnings from Caris in 2006 are expected to total between $500,000 and $800,000 per quarter. Other revenues also increased due to increases in interest income.

Total costs and expenses for the 2006 nine months increased $7,500,000 or 2.0% to $379,646,000 from $372,146,000. Salaries, wages and benefits, the largest operating costs of this service company, increased $9,182,000 or 4.3% to $223,839,000 from $214,657,000. Other operating expenses increased $8,217,000 or 7.3% to $121,075,000 for the 2006 period compared to $112,858,000 in the 2005 period. Rent expense decreased $427,000 to $30,808,000 compared to $31,235,000 in the 2005 period. Depreciation and amortization decreased $729,000 or 6.5% to $10,472,000 from $11,201,000. Interest costs decreased $434,000 to $761,000.

Increases in salaries, wages and benefits compared to the nine months last year are due to inflationary wage increases and share compensation costs. Share compensation costs totaled $1,985,000 in the 2006 nine month period and are being expensed by us in 2006 due to the adoption of SFAS 123(R), Share-Based Payment. Approximately $860,000 of the $1,985,000 cost relates to the grant of stock options to independent directors which vested immediately upon grant and, therefore, will not add any expense in future quarters. These comparative cost increases were offset in part by approximately $4,339,000 in decreased workers compensation and health insurance claims accrued. Increases in other operating costs are due to inflationary increases offset in part due to decreases in the cost of health insurance ($1,347,000) and workers compensation ($851,000). In addition, salaries, wages and benefits and other operating expenses increased by $2,883,000 and $2,309,000 due to the acquisition of our 200 long-term care beds facility in March 2006.

Expenses for the nine months ended September 30, 2006 include the recovery of a note receivable ($7,309,000) from a health care center we manage in Nashville, Tennessee which had been previously written off. Expenses for the nine months ended September 30, 2005 included a loss of $1,000,000 for the write-off of a note receivable. This note receivable is due from a 120-bed long-term health care center in Missouri that we manage. During the nine months ended September 30, 2005, as a result of increased operating costs and the lack of increase in reimbursement rates, the cash flows of this center declined and the center has not made a principal payment on this note since December 31, 2001. Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15", we concluded that a write-down of $1,000,000 was required. We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

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

	Three Months				Nine Months
	Ended		Three Month		Ended		Nine Month
	September 30		Change		September 30		Change
	2006	2005	$	%	2006	2005	$	%
Cash and Cash equivalents at
beginning of period	$66,716	$40,764	$25,952	63.7%	$60,870	$40,601	$20,269	49.9%

Cash provided from operating activities	8,666	11,620	(2,954)	25.4%	35,673	39,138	(3,465)	8.9%

Cash used in investing activities	(22,812)	(5,201)	(17,611)	338.6%	(39,818)	(28,661)	(11,157)	38.9%

Cash provided by (used in) financing
activities	(2,293)	(2,068)	(225)	10.8%	(6,448)	(5,963)	(485)	8.1%

Cash and cash equivalents at end of period	$50,277	$45,115	$ 5,162	11.4%	$50,277	$45,115	$ 5,162	11.4%

Net cash provided by operating activities during the first nine months of 2006 totaled $35,673,000 compared to $39,138,000 provided in the same period last year. Cash provided by operating activities is composed primarily of net income plus depreciation and increases in accrued liabilities and reserves and deferred income and other non-current liabilities, offset by increases in accounts receivable and decreases in accrued payroll.

Cash flows used in investing activities during the first nine months of 2006 totaled $39,818,000 compared to $28,661,000 used in investing activities in the same period in 2005. Cash used for additions to property and equipment totaled $26,210,000 in 2006 compared to $11,265,000 in 2005. Construction of one 30 bed and of one 60 bed addition have been completed this year, while construction is ongoing on two additional 60 bed additions. Additions also include the acquisition of one 200 bed center.

Investments in notes receivable were zero in 2006, compared to $1,205,000 used last year. Collections of notes receivable generated $1,601,000 in 2006 compared to $130,000 in 2005. Cash used to purchase marketable securities totaled $4,123,000 compared to $2,026,000 of cash used to purchase marketable securities in 2005. Distribution for unconsolidated investments totaled $151,000 in 2006 compared to $147,000 in 2005. In 2006, cash in the amount of $45,490,000 was used to purchase restricted marketable securities and cash was provided in the amount of $34,253,000 by a decrease in restricted cash. In the prior year, cash flows were decreased $15,175,000 for increases in restricted cash and cash in the amount of $733,000 was provided by the sale of restricted marketable securities. Restricted cash is primarily related to professional liability insurance, workers' compensation insurance and health insurance. Restricted marketable securities are related to professional liability insurance, workers' compensation insurance and health insurance.

Cash used in financing activities totaled $6,448,000 in the nine months ended September 30, 2006 compared to $5,936 used in financing activities for the same period in 2005. Cash used for payments of debt totaled $1,618,000 and dividend payments to shareholders totaled $5,893,000. In the prior year, cash flows used totaled $1,687,000 for payments on debt and $4,884,000 for payments of dividends. Tax benefits from exercise of stock options provided cash of $230,000 in 2006 and zero in 2005.

At September 30, 2006, our ratio of long-term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 4.9%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2006 are as follows:

		Less than			After 5
	Total	1 Year	2-3 Years	4-5 years	Years
	(in thousands)
Long-term debt - principal	$ 14,411	$ 2,525	$11,886	$ --	$ --
Long-term debt - interest	1,324	1,048	276	--	--
Guaranteed debt	1,044	--	--	--	1,044
Obligation to complete
construction	6,374	6,374	--	--	--
Obligation to purchase
senior secured notes from
financial institutions	5,636	2,871	2,765	--	--
Operating leases	691,912	48,097	99,320	99,320	445,175
Total Contractual Cash
Obligations	$720,701	$60,915	$114,247	$99,320	$446,219

The guaranteed debt obligation of $1,044,000 represents our estimated obligation under a loan guarantee to a long-term health care center. As discussed in the section "Debt Guarantees", the $5,636,000 obligation represents our estimated obligation related to senior secured notes between National and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP") and certain lending institutions. In addition to the guaranteed debt obligation shown in the table above, we have guaranteed debt obligations of certain other entities totaling approximately $5,214,000. These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

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

Guarantees and Contingencies

Debt Guarantees-

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities. Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $10,850,000 at September 30, 2006 and include $5,214,000 of debt of managed and other long-term health care centers and $5,636,000 of debt of National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan (the "ESOP").

The $5,214,000 of guarantees of debt of managed and other long-term health care centers relates to first mortgage debt obligations of three long-term health care centers to which we provide management or accounting services. We have agreed to guarantee these obligations in order to obtain management or accounting services agreements. For this service, we charge an annual guarantee fee of 1.0% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee. All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $5,636,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions. The total outstanding balance of National and the ESOP's obligations under these senior secured notes is $9,090,000. Of this obligation, $3,454,000 has been included in our debt obligations because we are a direct obligor on this indebtedness. The remaining $5,636,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP. Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingent purchase agreement has been removed.

As of September 30, 2006, our maximum potential loss related to the guarantees is $10,850,000 which is the outstanding balance of the guaranteed debt obligations. We have accrued approximately $1,044,000 representing the estimated fair value of our guarantees, which is included in other non-current liabilities in the consolidated balance sheets.

Debt Cross Defaults

Through a guarantee agreement, our $3,454,000 senior secured notes and our $5,636,000 guarantee described above have cross-default provisions with other debt of National and the ESOP. We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months. As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $19.2 million of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $1.2 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $12,000. As of September 30, 2006, $10.3 million of our long-term debt bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $4.1 million of our long-term debt and debt serviced by other parties bear interest at variable rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $24,000.

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

Item 4. Controls and Procedures.

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006. There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 4 of this Form 10-Q.

Item 1A. Risk Factors.

During the nine months ended September 30, 2006, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date November 9, 2006	/s/ Robert G. Adams
Robert G. Adams
President
Chief Executive Officer

Date November 9, 2006	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)