Form 10-K
period 2006-12-31
NATIONAL HEALTHCARE CORP
filed 2007-03-16
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  Large accelerated filer             Accelerated filer   X          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X]

The aggregate market value of Common Stock held by non-affiliates on June 30, 2006 (based on the closing price of such shares on the American Stock Exchange) was approximately $229 million.  For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant=s Common Stock have been deemed affiliates of the Registrant.  The number of shares of Common Stock outstanding as of February 28, 2007 was 12,528,227.

Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K:
The Registrant=s definitive proxy statements for its 2007 shareholder=s meeting.

PART 1

Item 1.  Business.

General

National HealthCare Corporation (NHC or the Company) began business in 1971.  We were incorporated as a Delaware corporation in 1997 when we changed from partnership form to corporate form.  When we indicate ANHC@, we include all majority-owned subsidiaries, partnerships and limited liability companies in which we have an interest.  All of our operating entities are separately organized businesses, capitalized initially by us and maintained as independent subsidiaries.  For accounting and tax purposes, however, they are consolidated within our consolidated financial statements.

Our principal business is the operation of long-term health care centers with associated assisted living and independent living centers.  Our business activities include providing subacute skilled and intermediate nursing and rehabilitative care, senior living services, home health care services, management services, hospice services, accounting and financial services and insurance services.  We operate in 12 states, and our owned and leased properties are located primarily in the southeastern United States.

At December 31, 2006, we operate or manage 74 long-term health care centers with a total of 9,245 licensed beds.  These numbers include 48 centers with 6,481 beds that we lease or own and 26 centers with 2,764 beds that we manage for others.  Of the 48 leased or owned centers, 34 are leased from National Health Investors, Inc. (NHI) and 10 are leased from National Health Realty, Inc. (NHR).  At December 31, 2006, we serve as a compensated investment advisor to NHR and did so for NHI until October 31, 2004.

Our 22 assisted living centers (10 leased or owned and 12 managed) have 830 units (358 units leased or owned and 472 units managed).  Our six independent living centers (four leased or owned and two managed) have 488 retirement apartments (341 apartments leased or owned and 147 apartments managed).

During 2006, we operated 30 homecare programs and provided 434,021 homecare patient visits to 10,803 patients.

As of December 31, 2006, we operated specialized care units within certain of our healthcare centers such as Alzheimer's disease care units, sub-acute nursing units and a number of in-house pharmacies.  Similar specialty units are under consideration at a number of our centers, as well as free standing projects.  We have a 50% ownership in Caris Healthcare, L.P. which provides hospice care.

Proposed Merger Agreement between National HealthCare Corporation and National Health Realty, Inc.  On December 21, 2006, NHC and NHR announced that they have entered into an agreement and plan of merger.  Completion of the merger, which is expected to occur in the summer of 2007, is subject to Hart-Scott-Rodino anti-trust review and approval by shareholders of both NHC and NHR, including a majority of the shares of NHR held by holders not affiliated with NHC.  The merger will be preceded by and conditioned upon an internal reorganization of NHR, which will also be subject to approval by the NHR shareholders.  There is no financing condition to the merger.

If the merger is completed as announced, NHR will cease to exist as a separate business and will be merged into NHC.  Please see Item 7 and Item 8, Note 17 herein for more discussion of the proposed merger.  It is expected that both National HealthCare Corporation and National Health Realty, Inc. will hold special meetings of each company=s shareholders at a future date to consider matters related to the merger agreement and that a joint proxy statement/prospectus, including annexes and documents incorporated by reference, will be issued by the companies.

Net Patient Revenues. Health care services we provide include a comprehensive range of services through related or separately structured long-term health care centers, specialized care units, pharmacy operations, rehabilitative services, assisted living centers, retirement centers and homecare programs.  In fiscal 2006, 89.2% of our net revenues were derived from such health care services.  Highlights of health care services activities during 2006 were as follows:

A.

Long-Term Health Care Centers.  As described in more detail throughout this document, we operated or managed 74 long-term health care centers as of December 31, 2006.  Revenues from 48 of these facilities are reported as patient revenues on our financial statements, while management fee income is recorded as other revenues for 26 facilities, as these are managed for third party owners.   We generally charge 6% of net revenues for our management services.  Average occupancy in these long-term health care centers was 93.9% during the year ended December 31, 2006.

B.

Rehabilitative Services.  We offer physical, speech, and occupational therapy through Professional Health Services, a division of NHC.  We maintained a rehabilitation staff of over 700 highly trained, professional therapists in 2006.  The majority of our rehabilitative services are for patients in our owned and managed long-term care centers.  We also provide services to over 100 additional health care providers and operate four free standing outpatient rehabilitation clinics in Tennessee.  We are the designated sports medicine provider for Middle Tennessee State University in Murfreesboro, Tennessee.  Our rates for these services are competitive with other market rates.

C.

Medical Specialty Units.  We require all our centers to participate in the Medicare program, and have expanded our range of offerings by the creation of center-specific medical specialty units such as our Alzheimer's disease care units and subacute nursing units.

D.

Pharmacy Operations.  At year end, we operated four regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina, and one in Missouri).  These pharmacy operations use a central location to supply (on a separate contractual basis) pharmaceutical services (consulting and medications) and supplies.  Beginning January 1, 1999 with the implementation of the Prospective Payment System (PPS) for Skilled Nursing Facilities (SNFs) pharmacy reimbursement under the Medicare Part A program had shifted from direct billing by the regional pharmacy to a negotiated rate structure between skilled nursing centers and the pharmacy, with the skilled nursing center=s Medicare reimbursement being based on a prospective rate not related to actual patient pharmaceutical usage.  Effective January 1, 2006, Medicare Part D was successfully implemented by Centers for Medicare and Medicaid Services (CMS).  Part D shifted payment of most pharmaceuticals from Medicaid plans and some other payors (e.g. Private Pay, Insurance).   Regional pharmacies bill Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.  Our regional pharmacies currently serve approximately 50 long-term care centers.

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

F.

Managed Care Contracts.  We operate three Tennessee, one South Carolina, and one Missouri  regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of our owned and managed centers.  Managed care patient days were 44,409 in 2004, 47,358 in 2005 and 57,203 in 2006.

G.

Hospice.  In 2003 we entered into a partnership agreement with Caris HealthCare in order to develop hospice programs in selected market locations.  Eleven locations in Tennessee are now open with two additional locations due to open in 2007.  We also plan to expand our hospice services to other states beginning in 2007.

H.

Homecare Programs.  NHC operates 30 homecare offices in three states (Tennessee, South Carolina, and Florida) and some of our homecare patients are previously discharged from our long-term health care centers.  The reimbursement for homecare services under the Medicare program provides for a prospective pay system.  Under the homecare prospective payment system, we receive a prospectively determined amount per patient per 60 day episode as defined by Medicare guidelines.  Medicare episodes decreased from 17,837 in 2005 to 16,828 in 2006 primarily due to an increase in managed care patients.  The number of patients served increased from 10,367 in 2005 to 10,803 in 2006.  Visits decreased from 504,188 in 2005 to 434,021 in 2006 due to more effective case management and the increase in managed care patients.

Other Revenues.  We generate revenues from management, accounting and financial services to third party long-term care, assisted living and independent living centers, from administrative and advisory services to NHI (discontinued December 31, 2006 and 2004, respectively) and NHR (which are health care real estate investment trusts), from insurance services to our managed centers, from dividends and other realized gains on securities and from interest income.  In fiscal 2006, 10.9% of our net revenues were derived from such other sources.  The significant other sources of revenues are described as follows:

A.

Insurance Services.  NHC owns a Tennessee domestic licensed insurance company.  The company is licensed in several states and provides workers= compensation coverage to the majority of NHC operated and managed facilities in addition to other nursing homes, assisted living and retirement centers.  A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC=s owned and managed centers.  This company elects to be taxed as a domestic subsidiary.  We also self-insure our employees= (referred to as Apartners@) health insurance benefit program at a cost we believe is less than a commercially obtained policy.  Finally, we operate a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies.  NHC=s revenues from insurance services totaled $18.8 million in 2006.

B.

Management, Accounting and Financial Services.  We provide management services to long-term health care centers, assisted living centers and independent living centers operated by third party owners.  We typically charge 6% of the managed centers= revenues as a fee for these services.  Additionally, we provide accounting and financial services to other long-term care or related types of entities who typically have been or are in the process of being transferred from bankrupt organizations or from entities operating in states with economically unreasonable liability insurance premiums into the hands of small operators or not-for-profit entities.  No management services are provided to these entities.  As of December 31, 2006, we perform management services for 24 centers and accounting and financial services for 32 centers.  NHC=s revenues from management, accounting and financial services totaled $16.4 million in 2006.

C.

Advisory Services to National Health Realty, Inc.  In 1997, we formed National Health Realty, Inc., as a wholly-owned subsidiary.  We then transferred to NHR certain healthcare facilities then owned by NHC and distributed the shares of NHR to NHC=s shareholders.  The distribution had the effect of separating NHC and NHR into two independent public companies.  As a result of the distribution, all of the outstanding shares of NHR were distributed to the then NHC investors.  NHR is listed on the American Stock Exchange.

We have entered into an Advisory Agreement with NHR whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor.  The Advisor is subject to the supervision of and policies established by NHR=s Board of Directors.  The Advisory Agreement expired December 31, 2003 and thereafter is renewed from year to year unless earlier terminated.  Either party may terminate the Advisory Agreement at any time on 90 days written notice.  The Advisory Agreement may be terminated for cause at any time.

On August 1, 2005, concurrent with the lease extensions, the Advisory Agreement was revised to provide that beginning for the year 2005 for our services under the Advisory Agreement, we are entitled to annual compensation equal to the greater of (1) 2.5% of NHR=s gross consolidated revenues or (2) $500,000.  It was also clarified that NHR (and not NHC) is to bear all of its own corporate costs such as directors= and officers= insurance, audit fees, etc.

Prior to the August 1, 2005 revision, the Advisory Agreement had provided that for our services under the Advisory Agreement, we were entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expenses incurred by us.  During 2006, 2005, and 2004, compensation under the Advisory Agreement was $524,000, $508,000, and $411,000, respectively.  Please see Item 7 for a discussion of a proposed merger between NHC and NHR.

D.

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

Until November 1, 2004, we had an Advisory Agreement with NHI whereby we provided to NHI services related to investment activities and day-to-day management and operations.   During 2004, our compensation under the NHI Advisory Agreement was $2,383,000.

Effective November 1, 2004, NHC=s Advisory Agreement with NHI was terminated.  On that date, Management Advisory Source, LLC (AAdvisors@), a new unrelated company formed by Mr. W. Andrew Adams, undertook to provide advisory services to NHI.  Mr. Adams served as NHI=s President and Board Chairman and as NHC=s Chief Executive Officer and Board Chairman prior to November 1, 2004.  Effective November 1, 2004 and to enhance independence from NHC, Mr. Adams resigned as NHC=s Chief Executive Officer  and terminated his managerial responsibilities with NHC.  Mr. Adams remains on the NHC Board as Chairman, focusing on strategic planning, but has no management involvement with NHC.

Effective November 1, 2004, NHC, through its wholly-owned subsidiary, Tennessee Management Advisory Source, LLC (ATHA@) entered into an agreement to provide financial, accounting, data processing and administrative services to Advisors.  Under the agreement, THA provided to Advisors and, at the request of Advisors, to NHI, services related to accounting, data processing, administration and evaluation of investments.  THA=s role under the agreement was that of advisor and service provider, and THA in no way assumed responsibility for accounting, administrative, or investment decisions which are to be made by Advisors or NHI.

The term of the agreement was through December 31, 2005 and thereafter from year to year.  However, either party could terminate the agreement at any time without cause upon 90 days written notice.

For our services under the agreement, we were entitled to compensation of $1,250,000 per year, payable monthly and annually inflated by 5%.  NHC earned approximately $1,313,000 in 2006, $1,250,000 in 2005 and $397,000 in 2004 under the terms of the advisory agreement.

On March 13, 2006, we announced that we had reached an agreement with NHI to end the use of NHC=s senior officers as advisors to NHI.  NHC=s board believes it to be in the best interest of NHC to accentuate its independence from NHI, its largest landlord.  This transition was completed on December 31, 2006 and as of that date, we no longer provide any services to the Advisor or NHI.

E.

Principal Office.  We maintain our home office staff in Murfreesboro, Tennessee in a building owned by a limited partnership, which is 95.6% owned by NHC.

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

All health care centers we operate are licensed by the appropriate state and local agencies.  All except five are certified as providers for Medicaid patients, and all are certified as Medicare providers.  Certification of advised centers is the prerogative of the provider/owner.  All licensed nursing homes, assisted living and homecare offices are subject to state and federal licensure and certification surveys.  These surveys, from time to time, may produce statements of deficiencies.  In response to such a statement, if any, the staff at each center would file a plan of correction and any alleged deficiencies would be corrected.  Presently, none of our owned, leased and managed facilities are operating under material statements of deficiencies.  We have a significant monetary bonus program for employees attached to passing these surveys with few or no deficiencies.

Health Care Center Construction

In May 2004, we completed construction and opened a new health care facility in Franklin, Tennessee, which has 160 long-term care beds (the license for 47 of these beds came from an existing facility) and 46 assisted living units.  Furthermore, we completed the construction of a 30 long-term care bed addition in Murfreesboro, Tennessee in August 2004.

During 2006, we completed a renovation (cost of approximately $1,582,000) to a facility which we lease from NHI.  In addition, we completed a 30 bed addition to an existing long-term facility located in Farragut, Tennessee and a 60 bed addition to an existing facility located in Mauldin, South Carolina.  The cost of these additions was approximately $9,446,000.  Two 60 bed additions to existing facilities costing approximately $7,604,000 located in Garden City, South Carolina and Columbia, South Carolina are scheduled to open during the first quarter of 2007.  Construction of a 60 bed addition to an existing facility located in North Augusta, South Carolina expected to cost approximately $6,404,000 will begin in 2007.  In March 2006, we purchased for approximately $5,400,000 a 200 bed long-term health care center located in Town and Country, Missouri.  We had managed the center since 2001.  Also during 2007, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building health care centers that provide services exclusively to private paying patients.

Occupancy Rates

The following table shows certain information relating to occupancy rates for our continuing owned, leased, and debt guaranteed managed long-term health care centers:

	Year Ended December 31

	2006	2005	2004

Overall census	93.9%	94.0%	93.9%

Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).

Termination of Florida Health Care Center Operations

Unable to obtain liability insurance in the state of Florida (but not elsewhere), we elected to discontinue our Florida long-term health care center operations on September 30, 2000.  At that time in Florida we operated two owned skilled nursing facilities and thirteen leased facilities of which three were freestanding assisted living facilities, and we had management contracts with nine facilities owned by third parties.  Our former Vice President of Operations and his staff in the state of Florida resigned in August 2000.  These individuals, plus additional Florida based outside investors, formed new entities and entered into a series of new leases on the thirteen leased properties and our two owned properties, which leases are for a five-year term.  The leases have currently been extended through December 31, 2010.  We sold the current assets and current liabilities and leased our furniture, fixtures and leasehold improvements of our owned and leased Florida facilities to the same group of entities.  Additionally, and with the consent of the third party owners, the Florida management contracts were assigned to other entities primarily owned and controlled by our former Vice President of Operations.  These transactions closed on September 30, 2000, with an effective date of October 1, 2000.  New licenses were issued for the respective operators as of that day.  Although our obligations for rent payments owed on leased centers remain in effect due to a master lease, we are receiving a credit for lease payments made by the new providers, which were current as of December 31, 2006.  Through the master lease agreement, we still maintain a right of first refusal with NHI and NHR to purchase any of the Florida facilities should NHI or NHR receive an offer from an unrelated party.

Assisted Living Units

We presently lease or own 10 and manage 12 assisted living units, 11 of which are located within the physical structure of a long-term health care center or retirement center and 11 of which are freestanding.  In 2006, the rate of occupancy was 89.9%.  Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis.  Certificates of Need are not necessary to build these projects and we believe that overbuilding has occurred in some of our markets.

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

We have one managed and one leased retirement center which are Acontinuing care communities@, where the resident pays a substantial endowment fee and a monthly maintenance fee.  The resident then receives a full range of services - including nursing home care - without additional charge.

Our managed continuing care community, the 137 unit Richland Place Retirement Center, was opened in January, 1993 and is fully occupied.  We opened the leased 58 unit AdamsPlace in Murfreesboro, Tennessee during 1998 and during 2002 expanded it to 93 units.

Homecare Programs

Our home health programs (we call them homecare) provide nursing and rehabilitative services to individuals in their residences and are licensed by the Tennessee, South Carolina and Florida state governments and certified by the federal government for participation in the Medicare program.  Each of our 30 Medicare certified homecare programs is managed by an administrator and under the clinical direction of a registered nurse, with speech, occupational and physical therapists either employed by the program or on a contract basis.  Medicare reimbursement for homecare services is paid under a prospective payment system.  Under this payment system, we receive a prospectively determined amount per patient per 60 day episode of care as defined by Medicare guidelines.

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

HIPAA Compliance

The Health Insurance Portability and Accountability Act of 1996 (AHIPAA@) has mandated an extensive set of regulations to standardize electronic patient health, administrative and financial data transactions, and to protect the privacy of individually identifiable health information.

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

The following table sets forth sources of net patient revenues from health care centers and homecare services for the periods indicated:

	Year Ended December 31
Source	2006	2005	2004
Private	25%	25%	25%
Medicare	39%	35%	34%
Medicaid/Skilled	10%	14%	13%
Medicaid/Intermediate	23%	23%	25%
VA and Other	3%	3%	3%
Total	100%	100%	100%

Private Revenue Sources

Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts.  We attempt to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing the marketing of those services through market areas and AManaged Care Offices@, of which seven were open at year end.  These services are designed to speed the patient's recovery and allow the patient to return home as soon as is practical.  In addition to educating physicians and patients to the advantages of the rehabilitative services, we have also implemented incentive programs which provide for the payment of bonuses to our regional and center personnel if they are able to obtain private and Medicare goals at their centers.

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

Medicare is segmented in different parts:

*

Part A Hospital Insurance B covers inpatient care in hospitals, including critical access hospitals, and skilled nursing facilities (not custodial or long-term care). It also helps cover hospice care and some home health care. Beneficiaries must meet certain conditions to get these benefits.

*

Part B Medical Insurance B covers physician services, therapy, enteral, urological, ostomy, tracheostomy, durable medical equipment, and some home health care. Services must be medically necessary for reimbursement by the program.

*

Part C Medicare Advantage Program - a managed care option for Medicare beneficiaries.

*

Part D Prescription Drug Coverage - a new Medicare prescription drug coverage option that began January 1, 2006 is available to all Medicare beneficiaries. Medicare Prescription Drug Coverage is insurance provided by private companies.  Beneficiaries select their company and pay a premium for coverage.

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

Some of our nursing centers care for hospice patients that are placed by various hospice companies.  NHC has a fifty percent ownership interest in Caris HealthCare, a hospice company.  Hospice care provides a comprehensive set of services coordinated by an interdisciplinary team to provide for the needs of terminally ill patients.  Hospice companies reimburse our centers based on an agreed upon per diem, unless the patient is dual eligible.  If the patient is dual eligible, we are paid the facility=s Medicaid per diem.

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

Certifications and Participation Requirements; Efforts to Impose Reduced Payments

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs.  Failure to obtain and maintain Medicare and Medicaid certification at our nursing centers would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue.  In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients.  Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.  For the fiscal year ended December 31, 2006, we derived 39% and 33% of our net patient revenues from the Medicare and Medicaid programs, respectively.  Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our profitability.  We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations.  No assurance can be given that such reforms will not have a material adverse effect on us.

Medicare Legislation and Regulations

Skilled Nursing Facilities (SNFs)

SNF PPS - Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System (SNF PPS).  PPS was instituted as mandated by the Balanced Budget Act of 1997.  PPS became effective for our nursing centers effective January 1, 1999.  PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally increased each October when the federal fiscal year begins.  The acuity classification system is named RUGs (Resource Utilization Groups III).  SNF PPS as implemented had an adverse impact on our industry and our business by decreasing payments materially.  Refinements in the form of temporary add-ons provided some relief until October 1, 2002.  Annual market basket (inflationary) increases have continued to improve payments since that time.

On July 28, 2005, the Centers for Medicare and Medicaid Services (CMS) issued a final rule updating the SNF PPS and consolidated billing provisions.  The rule updates the per-diem payment rates under the SNF PPS for federal fiscal year (FY) 2006.

The final rule caused a redistribution of payments among providers.  This is accomplished by refinements expanding the Resource Utilization Groups (RUGs) from 44 RUG groups to 53 RUG groups and by eliminating temporary rate add-ons.  The elimination of temporary add-ons has always been tied to the long awaited RUG refinement.  RUG refinement increases the case mix weight that applies to both nursing and non-ancillary therapy ancillary costs.  This is a permanent change in the PPS methodology.

Effective October 1, 2006, our PPS rates were increased by 6.2% due to inflation factors (3.1%) and Core-Based Statistical Area (CBSA) designations.

Medicare Bad Debts - The Deficit Reduction Act (DRA) of 2005 mandates the reduction of the private pay share only of bad debt payments (which are included in Medicare payments) to skilled nursing facilities.  The first year, FY 2006, the reduction in revenue was only $25,000.

Prescription Drugs B Medicare Part D - On December 8, 2003, the Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act (MMA) of 2003.  This landmark legislation has caused significant changes to the long term care business.  The MMA legislation provides seniors and people with disabilities with the first comprehensive prescription drug benefit ever offered under the Medicare program, the most significant improvement to senior health care in nearly 40 years.  Under Part D, private insurance companies contract with Medicare to provide coverage for anyone eligible for Part D that chooses to enroll in a Prescription Drug Plan (PDP).  Most patients are enrolled in a PDP including Medicaid and Private Pay patients.  There are multiple PDP=s.

Prior to MMA, prescriptions were billed to state Medicaid plans for Medicaid (indigent) patients.  Some patients continue to be covered by other private insurance companies outside of Part D.  As part of the Consolidated Billing component of the Medicare Part A SNF PPS plan enacted with the Balance Budget Act of 1997 (BBA), prescription drugs for patients in a Part A stay are billed to Part A and not Part D.  The provider purchases prescriptions from a drug supplier and bills charges to Medicare Part A under the per diem established by CMS.  Whereas, for a patient whose prescriptions are billed to Medicare Part D, the drug supplier bills Part D and the provider is only billed for non-covered and co-pay amounts.

Most of our nursing centers and assisted living centers are supplied prescriptions by our owned regional pharmacies known as Network Pharmacies.  Network provides prescriptions to 46 owned, 11 managed, and 14 trade entities.  MMA brought great concern over prescription revenue and collections as with any new reimbursement plan.  Network personnel worked tirelessly in 2006 to successfully implement Part D in addition to accepting new business.  Writeoffs of uncollectible claims have been less than what we expected.  We anticipate more changes to Part D in 2007 such as improvements to various PDP plans and modification of which drugs are covered by PDP formularies.  In addition, we expect that changes to PDP payment methodology by CMS could have a negative effect on rates.  Substantial increases in drug costs could occur which would negatively impact our gross margin for prescriptions.

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

Homecares (HHAs)

Medicare is uniform nationwide and reimburses homecares under a fixed payment methodology named the Prospective Payment System (HH PPS).  PPS was instituted as mandated by the Balanced Budget Act of 1997.  PPS became effective for our homecares effective October 1, 2000.  Generally, Medicare makes payment under the HH PPS on the basis of a national standardized 60-day episode payment, adjusted for case mix and geographical wage index. Payment rates are updated periodically and were last adjusted on January 1, 2006.  The acuity classification system is named HHRGs (Home Health Resource Groups).

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

For 2007, we expect to receive a market basket update of 3.3% with offsetting reductions resulting from the elimination of the one-year five percent add-on that was implemented in 2006.

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

In Tennessee, annual Medicaid rate increases were implemented effective July 1, 2006.  However, due to delayed CMS approval of the Tennessee state Medicaid plan, payment was delayed until January, 2007.   In South Carolina, Medicaid has continued to fund and set new rates as usual effective October 1, 2006.

Competition

In most of the communities in which we operate health care centers, there are other health care centers with which we compete.  We own, lease or manage (through subsidiaries) 74 long-term health care facilities located in 10 states.  Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities.  There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including us, dominates any of these state=s long-term health care markets, except for some small rural markets which might have only one long-term health care facility.  In competing for patients and staff with these centers, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations.  The reputation in the community and the physical appearance of our health care centers are important in obtaining patients, since members of the patient=s family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital.  We believe that by providing and emphasizing rehabilitative as well as skilled care services at our centers, we are able to broaden our patient base and to differentiate our centers from competing health care centers.

Our homecares compete with other home health agencies (HHA=s) in most communities we serve.  Competition occurs for patients and employees.  Our homecares depend on hospital and physician referrals and reputation in order to maintain a health census.

As we expanded into the assisted living market, we monitored proposed or existing competing assisted living centers.  Our development goal is to link our health care centers with our assisted living centers, thereby obtaining a competitive advantage for both.

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees.  In order to enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs.  We support the Foundation for Geriatric Education.  We also conduct an AAdministrator in Training@ course, 24 months in duration, for the professional training of administrators.  Presently, we have six full-time individuals in this program.   Four of our six regional vice presidents and 45 of our 74 health care center administrators are graduates of this program.

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

Employees

As of December 31, 2006, our Administrative Services Contractor plus our managed centers had approximately 11,000 full and part time employees, who we call APartners@.  No employees are represented by a bargaining unit.  We believe our current relations with our employees are good.

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

We also maintain the following documents on the web site:

*

The NHC Code of Ethics.  This Code has been adopted for all employees of our Administrative Services Contractor, officers and directors of the Company.  The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of conduct.  To date there have been none.

*

Information on our ANHC Valuesline@, which allows our staff and investors unrestricted access to our Corporate Compliance Officer, executive officers and directors.  The toll free number is 800-526-4064 and the communications may be incognito, if desired.

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

Risks Relating to Our Company

We depend on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from such payors may be reduced.  - We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs.  For the twelve months ended December 31, 2006, we derived approximately 63% of our net revenues from the Medicare, Medicaid and other government programs.  Third-party payor programs are highly regulated and are subject to frequent and substantial changes.  Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins.  Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits.  Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary.  There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers.  In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance.  We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors.  Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations.  It is possible that the effects of further refinements to PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations.  See Item 1, ABusiness - Government Health Care Reimbursement Programs@ and AMedicare Legislation and Regulations@ and AMedicaid Legislation and Regulations@.

We conduct business in a heavily regulated industry, and changes in, or violations of, regulations may result in increased costs or sanctions that reduce our revenue and profitability. -  In the ordinary course of our business, we are regularly subject to inquiries, investigations and audits by federal and state agencies to determine whether we are in compliance with regulations governing the operation of, and reimbursement for, skilled nursing, assisted living and independent living facilities, hospice, home health agencies and our other operating areas.  These regulations include those relating to licensure, conduct of operations, ownership of facilities, construction of new and additions to existing facilities, allowable costs, services and prices for services. In particular, various laws, including federal and state anti-kickback and anti-fraud statutes, prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under federal and/or state health care programs such as Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by federal governmental programs. Sanctions for violating the anti-kickback and anti-fraud statutes include criminal penalties and civil sanctions, including fines and possible exclusion from governmental programs such as Medicare and Medicaid.

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

We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, have had and could have an adverse effect on our financial position, results of operations and cash flows. See Item 1, "Business Government Health Care Reimbursement Programs@.

We face additional federal requirements that mandate major changes in the transmission and retention of health information. HIPAA was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and second, to simplify health care administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of Health and Human Services has adopted pursuant to HIPAA are standards for the following: electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the health care industry, we believe that implementation of this law has resulted and will continue to result in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us. See Item 1, "Business - HIPAA Compliance@.

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

Significant legal actions, which are commonplace in our industry, could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our liquidity and financial condition. - As is typical in the health care industry, we are subject to claims that our services have resulted in resident injury or other adverse effects.  We, like our industry peers, have experienced an increasing trend in the frequency and severity of professional liability, workers= compensation, and health insurance claims and litigation asserted against us.  In some states in which we have significant operations, insurance coverage for the risk of punitive damages arising from professional liability claims and/or litigation may not, in certain cases, be available due to state law prohibitions or limitations of availability.  We cannot assure you that we will not be liable for punitive damage awards that are either not covered or are in excess of our insurance policy limits. We also believe that there have been, and will continue to be, governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations.  Insurance is not available to cover such losses.  Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.

Due to the rising cost and limited availability of professional liability, workers= compensation and health insurance, we are largely self-insured on all of these programs and as a result, there is no limit on the maximum number of claims or amount for which we or our insured subsidiary can be liable in any policy period.  Although we base our loss estimates on independent actuarial analyses using the information we have to date, the amount of the losses could exceed our estimates.  In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.  In addition, our insurance coverage might not cover all claims made against us.  If we are unable to maintain our current insurance coverage, if judgments are obtained in excess of the coverage we maintain, if we are required to pay uninsured punitive damages, or if the number of claims settled within the self-insured retention currently in place significantly increases, we could be exposed to substantial additional liabilities.  We cannot assure you that the claims we pay under our self-insurance programs will not exceed the reserves we have set aside to pay claims.  The number of claims within the self-insured retention may increase.

Recent legislation and the increasing costs of being publicly owned are likely to impact our future consolidated financial position and results of operations. - In connection with the Sarbanes-Oxley Act of 2002, we are subject to rules requiring our management to report on the effectiveness of our internal controls over financial reporting, and further requiring our independent auditor to attest similarly to such effectiveness.  If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information which could, in turn, have an adverse effect on our business, results of operations, financial condition and cash flows.

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

New accounting pronouncements or new interpretations of existing standards could require us to make adjustments in our accounting policies that could affect our financial statements. - The Financial Accounting Standards Board, the SEC, or other accounting organizations or governmental entities issue new pronouncements or new interpretations of existing accounting standards that sometimes require us to change our accounting policies and procedures.  Future pronouncements or interpretations could require us to change our policies or procedures and have a significant impact on our future statements.

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. - We provide management and/or financial services to health care centers, assisting living centers and independent living centers owned by third parties.  At December 31, 2006, we perform management services (which include financial services) for 24 such centers and accounting and financial services for an additional 32 such centers. Furthermore, we provide advisory services to NHR, a publicly traded REIT and financial services to Management Advisory Source, LLC which company provides advisory services to NHI, a publicly traded REIT.  The ARisk Factors@ contained herein as applying to us may in many instances apply equally to these other entities for which we provide services.  We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities.  Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

We provide management services to long-term care centers under terms whereby the payments for our services are subject to subordination to other expenditures of the long-term care provider.  Furthermore, there are certain third parties with whom we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that the service revenue realization is uncertain.  We may, therefore, make expenditures related to the provision of services for which we are not paid.

The cost to replace or retain qualified nurses, health care professionals and other key personnel may adversely affect our financial performance, and we may not be able to comply with certain states= staffing requirements. - We could experience significant increases in our operating costs due to shortages in qualified nurses, health care professionals and other key personnel. The market for these key personnel is highly competitive. We, like other health care providers, have experienced difficulties in attracting and retaining qualified personnel, especially facility administrators, nurses, certified nurses' aides and other important health care providers.  There is currently a shortage of nurses, and trends indicate this shortage will continue or worsen in the future. The difficulty our skilled nursing facilities are experiencing in hiring and retaining qualified personnel has increased our average wage rate.  We may continue to experience increases in our labor costs due to higher wages and greater benefits required to attract and retain qualified health care personnel. Our ability to control labor costs will significantly affect our future operating results.

Certain states in which we operate skilled nursing facilities have adopted minimum staffing standards and additional states may also establish similar requirements in the future. Our ability to satisfy these requirements will depend upon our ability to attract and retain qualified nurses, certified nurses' assistants and other staff. Failure to comply with these requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be adversely affected.

Although we currently have no collective bargaining agreements with unions at our facilities, there is no assurance this will continue to be the case.  If any of our facilities enter into collective bargaining agreements with unions, we could experience or incur additional administrative expenses associated with union representation or our employees.

Future acquisitions may be difficult to complete, use significant resources, or be unsuccessful and could expose us to unforeseen liabilities. - We may selectively pursue acquisitions or new developments in our target markets. Acquisitions and new developments may involve significant cash expenditures, debt incurrence, capital expenditures, additional operating losses, amortization of the intangible assets of acquired companies, dilutive issuances of equity securities and other expenses that could have a material adverse effect on our financial condition and results of operations. Acquisitions also involve numerous other risks, including difficulties integrating acquired operations, personnel and information systems, diversion of management's time from existing operations, potential losses of key employees or customers of acquired companies, assumptions of significant liabilities, exposure to unforeseen liabilities of acquired companies and increases in our indebtedness.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. - As of December 31, 2006, we leased or owned 48 skilled nursing centers, 22 assisted living centers, and six independent living centers.  Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment.  Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers.  In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers.  We are undertaking a process to allocate more aggressively capital spending within our owned and leased centers in an effort to address issues that arise in connection with an aging physical plant.

If factors, including factors indicated in these ARisk Factors@ and other factors beyond our control, render us unable to direct the necessary financial and human resources to the maintenance, upgrade and modernization of our physical plant and equipment, our business, results of operations, financial condition and cash flow could be adversely impacted.

Provision for losses in our financial statements may not be adequate.- Loss provisions in our financial  statements for self-insured programs are made on an undiscounted basis in the relevant period. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claims history and independent actuarially determined estimates. The external analysis is completed by a certified actuary with extensive experience in the long-term care industry. Our management reviews the methods of determining these estimates and establishing the resulting accrued liabilities frequently, with any material adjustments resulting therefrom being reflected in current earnings. Although we believe that our provisions for self-insured losses in our financial statements are adequate, the ultimate liability may be in excess of the amounts recorded. In the event the provisions for loss reflected in our financial statements are inadequate, our financial condition and results of operations may be materially affected.

Implementation of a new information technology infrastructure could cause business interruptions and negatively affect our profitability and cash flows. - We continue to refine and implement our information technology to improve customer service, enhance operating efficiencies and provide more effective management of business operations. Implementation of the new system and software and refinement of existing software carries risks such as cost overruns, project delays and business interruptions and delays.  If we experience a material business interruption as a result of the implementation of our existing or future information technology infrastructure or are unable to obtain the projected benefits of this new infrastructure, it could adversely affect us and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we fail to compete effectively with other health care providers, our revenues and profitability may decline.-  The long-term health care services industry is highly competitive.  Our skilled nursing health care centers, assisted living centers, independent living facilities, home care services and other operations compete on a local and regional basis with other nursing centers, health care providers, and senior living service providers.  Some of our competitors' facilities are located in newer buildings and may offer services not provided by us or are operated by entities having greater financial and other resources than us.  Our skilled nursing facilities face competition from skilled nursing, assisted living, independent living facilities, homecare services, and other operations that provide services comparable to those offered by our skilled nursing facilities.  Many competing general acute care hospitals are larger and more established than our facilities.

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

Possible changes in the case mix of patients as well as payor mix and payment methodologies may significantly affect our profitability.- The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our facilities, the mix of patients and the rates of reimbursement among payors. Likewise, reimbursement for therapy services will vary based upon payor and payment methodologies.  Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid will significantly affect our profitability. Particularly, any significant increase in our Medicaid population could have a material adverse effect on our financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

Private third-party payors continue to try to reduce health care costs. - Private third-party payors are continuing their efforts to control health care costs through direct contracts with health care providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by health care providers of all or a portion of the financial risk. We could be adversely affected by the continuing efforts of private third-party payors to limit the amount of reimbursement we receive for health care services. We cannot assure you that reimbursement payments under private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Future changes in the reimbursement rates or methods of private or third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our net operating revenues.  Finally, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

We are exposed to market risk due to the fact that outstanding debt and future borrowings are or will be subject to wide fluctuations based on changing interest rates. - Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices.  Our primary exposure to market risk is interest rate risk associated with variable rate borrowings.  Although we do not currently have a bank credit facility, we may be in the future as we resume development and acquisitions.  Any future credit facility will provide for variable rates and if market interest rates rise, so will our required interest payments on any future borrowings under the credit facility.

Although we currently have a modest amount of debt outstanding, we expect to borrow in the future to fund development and acquisitions.   In the event we incur substantial indebtedness, this could have important consequences to you.  For example, it could:

*

make it more difficult for us to satisfy our financial obligations;

*

increase our vulnerability to general adverse economic and industry conditions, including material adverse regulatory changes such as reductions in reimbursement;

*

limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

*

require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

*

require us to pledge as collateral substantially all of our assets;

*

require us to maintain certain debt coverage and financial ratios at specified levels, thereby reducing our financial flexibility;

*

limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

*

expose us to fluctuations in interest rates, to the extend our borrowings bear variable rates of interest;

*

limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

*

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

We are permitted to incur substantially more debt, which could further exacerbate the risks described above.- We and our subsidiaries may be able to incur substantial additional indebtedness in the future.  The terms of our current debt do not completely prohibit us or our subsidiaries from incurring additional indebtedness.  If new debt is added to our current debt levels, the related risks that we now face could intensify.

To service our indebtedness, we will require a significant amount of cash, the availability of which depends on many factors beyond our control. - Our ability to make payments on and to refinance our indebtedness, including our present indebtedness, and to fund planned capital expenditures, will depend on our ability to generate cash in the future.  This, to a certain extend, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We may not be able to meet all of our capital needs. -  We cannot assure you that our business will generate cash flow from operations, that anticipated revenue growth and improvement of operating efficiencies will be realized or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or curtain discretionary capital expenditures.

We and NHR jointly announced on December 21, 2006 that we have entered into an agreement and plan of merger that is expected to be completed during the summer of 2007.  Completion of the Merger is subject to Hart-Scott-Rodino anti-trust review and approval by shareholders of NHC and NHR.  There can be no assurance that such approvals will be granted.  Furthermore, in addition to the business risks described herein, there are material risk factors relating to the merger.  It is expected that both National HealthCare Corporation and National Health Realty, Inc. will hold special meetings of each company=s shareholders at a future date to consider matters related to the merger agreement and that a joint proxy statement/prospectus will be issued by the companies.  When it is issued, we urge you to read carefully the joint proxy statement/prospectus, including the risk factors relating to the merger, the annexes and the documents incorporated by reference therein.  You also may want to consult with your accounting, legal and tax advisors.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

LONG-TERM HEALTH CARE CENTERS

				Total	Joined
State	City	Center	Affiliation	Beds	NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	1973
	Moulton	NHC HealthCare, Moulton	Leased(1)	136	1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned(2)	135	1989
	Rossville	NHC HealthCare, Rossville	Leased(1)	112	1971

Kansas	Chanute	Chanute HealthCare Center	Managed	77	2001
	Council Grove	Council Grove HealthCare Center	Managed	80	2001
	Haysville	Haysville HealthCare Center	Managed	119	2001
	Larned	Larned HealthCare Center	Managed	54	2001
	Sedgwick	Sedgwick HealthCare Center	Managed	62	2001

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194	1971
	Madisonville	NHC HealthCare, Madisonville	Leased(1)	94	1973

Massachusetts	Greenfield	Buckley Nursing Home	Managed	120	1999
	Holyoke	Buckley Center for Nursing & Rehab.	Managed	102	1999
	Quincy	John Adams Continuing Care Center	Managed	71	1999
	Taunton	Longmeadow of Taunton	Managed	100	1999

Missouri	Columbia	Columbia HealthCare Center	Managed	97	2001
	Desloge	NHC HealthCare, Desloge	Leased(1)	120	1982
	Joplin	Joplin HealthCare Center	Managed	92	2001
	Joplin	NHC HealthCare, Joplin	Leased(1)	126	1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170	1982
	Macon	Macon Health Care Center	Managed	120	1982
	Osage Beach	Osage Beach Health Care Center	Managed	120	1982
	St. Charles	Charlevoix HealthCare Center	Managed	142	2001
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120	1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	1987
	Springfield	Springfield Rehabilitation and	Managed	120	1982
		Health Care Center
	Town & Country	Town & Country HealthCare Center	Owned	200	2001
	West Plains	West Plains Health Care Center	Leased(1)	120	1982

New Hampshire	Epsom	Epsom Manor	Managed	108	1999
	Manchester	Maple Leaf Health Care Center	Managed	114	1999
	Manchester	Villa Crest Health Care Center	Managed	126	1999

South Carolina	Aiken	Mattie C. Hall Health Care Center	Managed	176	1982
	Anderson	NHC HealthCare, Anderson	Leased(1)	290	1973
	Clinton	NHC HealthCare, Clinton	Leased(1)	131	1993
	Columbia	NHC HealthCare, Parklane	Leased(1)	120	1997
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152	1973
	Greenville	NHC HealthCare, Greenville	Leased(1)	176	1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176	1973
	Lexington	NHC HealthCare, Lexington	Leased(1)	120	1994
	Mauldin	NHC HealthCare, Mauldin	Leased(1)	180	1997
	Murrells Inlet	NHC HealthCare, Garden City	Leased(1)	148	1992
	North Augusta	NHC HealthCare, North Augusta	Leased(1)	132	1991
	Sumter	NHC HealthCare, Sumter	Managed	138	1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98	1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	1971
	Columbia	Maury Regional Hospital	Managed	20	1996
	Columbia	NHC HealthCare, Columbia	Leased(1)	106	1973
	Columbia	NHC HealthCare, Hillview	Leased(1)	92	1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94	1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191	1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120	1976
	Farragut	NHC HealthCare, Farragut	Leased(1)	90	1998
	Franklin	NHC Place, Cool Springs	Owned	160	2004
	Franklin	NHC HealthCare, Franklin	Leased(1)	80	1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	1971
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	172	1977
	Knoxville	NHC HealthCare, Knoxville	Leased(1)	139	1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96	1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	62	1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	102	1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60	1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150	1971
	Milan	NHC HealthCare, Milan	Leased(1)	122	1971
	Murfreesboro	AdamsPlace	Leased(1)	90	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	1974
	Nashville	The Health Center of Richland Place	Managed	107	1992
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128	1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102	1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72	1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	120	1975
	Springfield	NHC HealthCare, Springfield	Leased(1)	107	1973

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120	1973

ASSISTED LIVING UNITS

State	City	Center		Units

Alabama	Anniston	NHC Place/Anniston	Leased(1)	68

Arizona	Gilbert	The Place at Gilbert	Managed	50
	Glendale	The Place at Glendale	Managed	38
	Tucson	The Place at Tucson	Managed	50
	Tucson	The Place at Tanque Verde	Managed	38

Kansas	Larned	Larned Health Care Center	Managed	19

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	8

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	25

New Hampshire	Epsom	Heartland Place	Managed	54
	Manchester	Villa Crest Assisted Living	Managed	29

South Carolina	Conway	The Place at Conway	Managed	42

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Leased(1)	84
	Franklin	NHC Place, Cool Springs	Owned	46
	Gallatin	The Place at Gallatin	Managed	42
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	6
	Kingsport	The Place at Kingsport	Managed	44
	Murfreesboro	AdamsPlace	Leased(1)	83
	Nashville	Richland Place	Managed	24
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	12
	Tullahoma	The Place at Tullahoma	Managed	42

RETIREMENT APARTMENTS

State	City	Retirement Apartments	Affiliation	Units	Established
Kansas	Larned	Larned HealthCare Center	Managed	10	2001

Missouri	St. Charles	Lake St. Charles Retirement	Leased(1)	155	1984
		Apartments

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30	1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63	1987
	Murfreesboro	AdamsPlace	Leased(1)	93	1997
	Nashville	Richland Place Retirement Apartments	Managed	137	1993

HOMECARE PROGRAMS

State	City	Homecare Programs	Affiliation	Established

Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned	1994
	Chipley	NHC HomeCare of Chipley	Owned	1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned	1994
	Marianna	NHC HomeCare of Marianna	Owned	1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned	1999
	Ocala	NHC HomeCare of Ocala	Owned	1996
	Panama City	NHC HomeCare of Panama City	Owned	1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned	1994
	Quincy	NHC HomeCare of Quincy	Owned	1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned	1997

South Carolina	Aiken	NHC HomeCare of Aiken	Owned	1996
	Greenwood	NHC HomeCare of Greenwood	Owned	1996
	Laurens	NHC HomeCare of Laurens	Owned	1996

Tennessee	Athens	NHC HomeCare of Athens	Owned	1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned	1985
	Columbia	NHC HomeCare of Columbia	Owned	1977
	Cookeville	NHC HomeCare of Cookeville	Owned	1976
	Dickson	NHC HomeCare of Dickson	Owned	1977
	Johnson City	NHC HomeCare of Johnson City	Owned	1978
	Knoxville	NHC HomeCare of Knoxville	Owned	1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned	1977
	Lebanon	NHC HomeCare of Lebanon	Owned	1997
	Lewisburg	NHC HomeCare of Lewisburg	Owned	1977
	McMinnville	NHC HomeCare of McMinnville	Owned	1976
	Milan	NHC HomeCare of Milan	Owned	1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned	1976
	Pulaski	NHC HomeCare of Pulaski	Owned	1985
	Somerville	NHC HomeCare of Somerville	Owned	1983
	Sparta	NHC HomeCare of Sparta	Owned	1984
	Springfield	NHC HomeCare of Springfield	Owned	1984

(1)

Leased from NHR or NHI

(2)

NHC HealthCare/Fort Oglethorpe and NHC HealthCare/Fort Sanders are owned by separate limited partnerships.  The Company owns approximately 80% of the partnership interest in Fort Oglethorpe and 25% of the partnership interest in Fort Sanders.

Item 3.  Legal Proceedings.

General and Professional Liability Lawsuits and Insurance

Since 1996, across the nation, the long term care industry has experienced a dramatic increase in the frequency of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2006, we and/or our managed centers are currently defendants in 64 such claims covering the years 1995 through December 31, 2006. Fourteen of the 64 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the 14 Florida suits, seven suits relate to events before and seven suits relate to events after our cessation of business in Florida.  These latter seven suits assert allegations of continued exposure even after we ceased operations.

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

Beginning in 2003, both primary and excess professional liability insurance coverage was provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $11.0 million in 2003, $12.0 million in 2004 and $14.0 million in 2005 and 2006.  Years 2003-2006 have a $7.5 million annual excess aggregate.

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

Nashville Fire

On September 25, 2003, a tragic fire occurred on the second floor of a skilled nursing facility located in Nashville, Tennessee operated by one of our limited liability company subsidiaries.  While the concrete and steel constructed facility complied with applicable fire safety codes, the building was not equipped with fire sprinklers.  Although the fire was predominantly confined to a patient=s room, extensive smoke filled the area and caused injuries to other patients despite aggressive efforts to evacuate these patients by NHC employees, fire department personnel and other volunteers.  There were sixteen patient deaths subsequent to the fire, an undetermined number of which may have been related to the events of September 25, 2003.

The fire produced extensive media coverage, specifically focused on the fact that health care centers, including hospitals, constructed prior to 1994 are not required by Tennessee law or regulations to be fully sprinkled if constructed with fire resistant materials.  Irrespective of code standards, we undertook to install fire sprinklers in all of our owned and leased long-term care centers, which installation is now completed.  We proactively sought to resolve any questions and/or losses with patients and their families.  A total of 32 lawsuits were filed against us.  All 32 of the cases have now been settled, the last two settlements occurring in November, 2006.

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

Consistent with the provisions of SFAS 5 and related interpretations, we accrued for probable and estimatible losses related to the Nashville fire and included our estimates of these losses in accrued risk reserves in the consolidated balance sheets.  All such estimates are adjusted to actual results when outcomes are known.

General Litigation

There is certain additional litigation incidental to our business, none of which, in management=s opinion, would be material to our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders was held on May 3, 2006, and the results reported in the March 31, 2006, Form 10-Q filed with the SEC on May 5, 2006.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of common stock of National HealthCare Corporation are traded on the American Stock Exchange under the symbol NHC.  The closing price for the NHC shares on March 9, 2007 was $51.95.  On December 31, 2006, NHC had approximately 3,800 shareholders, comprised of approximately 2,400 shareholders of record and an additional 1,400 shareholders indicated by security position listings.  The following table sets out the quarterly high and low sales prices of NHC's shares.

			Cash
	Stock Prices		Dividends
	High	Low	Declared
2005
1st Quarter	$37.61	$30.00	$.125
2nd Quarter	36.49	30.51	.150
3rd Quarter	36.95	33.62	.150
4th Quarter	38.95	33.83	.150

2006
1st Quarter	$42.58	$36.50	$.150
2nd Quarter	47.75	38.26	.180
3rd Quarter	55.81	39.22	.180
4th Quarter	59.00	49.84	.180

There was no repurchase or publicly announced programs to repurchase our common stock in 2005 or 2006.

Item 6.  Selected Financial Data.

The following table represents selected financial information for the five years ended December 31, 2006.  The data for 2006, 2005 and 2004 has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Operating Data:
Net revenues	$562,958	$542,381	$521,829	$472,864	$458,252
Total costs and expenses	508,679	495,691	481,774	439,577	430,806
Income before income taxes	54,279	46,690	40,055	33,287	27,446
Income tax provision	17,539	18,055	16,083	13,335	11,009
Net income	36,740	28,635	23,972	19,952	16,437

Earnings per share:
Basic	$ 2.99	$ 2.34	$ 2.05	$ 1.72	$ 1.43
Diluted	2.85	2.24	1.95	1.65	1.37

Dividends declared per share:
Cash	$ .690	$ .575	$ .500	$ C	$ C

Balance Sheet Data:
Total assets	$471,477	$410,625	$373,117	$352,393	$305,575
Accrued risk reserves	76,471	70,290	62,354	43,953	31,632
Long-term debt, less current portion	10,381	13,568	16,025	19,000	26,220
Debt serviced by other parties	C	C	1,494	1,727	1,952
Stockholders= equity	249,142	203,059	182,348	151,027	120,141

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview--

National HealthCare Corporation (ANHC@ or the ACompany@) is a leading provider of long-term health care services.  We operate or manage 74 long-term health care centers with 9,245 beds in 10 states and provide other services in two additional states.  These operations are provided by separately funded and maintained subsidiaries.  We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services to owners of long-term health care centers and advisory services to National Health Realty, Inc., (ANHR@) and prior to November 1, 2004 to National Health Investors, Inc. (ANHI@).

Executive Summary

Earnings - To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Development and Growth - The long-term care industry has gone through a long period of financial distress caused by material reductions in government payments for services and dramatic increases in the cost of professional liability insurance.  As a result, we have limited our expansion efforts and used cash generated from operations to repay debt and build liquidity.

During 2006, we completed a renovation (cost of approximately $1,582,000) to a facility which we lease from NHI.  In addition, we completed a 30 bed addition to an existing long-term facility located in Farragut, Tennessee and a 60 bed addition to an existing facility located in Mauldin, South Carolina.  The approximate cost of these additions was approximately $9,446,000.  Two 60 bed additions to existing facilities costing approximately $7,604,000 located in Garden City, South Carolina and Columbia, South Carolina are scheduled to open during the first quarter of 2007.  Construction of a 60 bed addition to an existing facility located in North Augusta, South Carolina expected to cost approximately $6,404,000 will begin in 2007.  In March 2006, we purchased for approximately $5,400,000 a 200 bed long-term health care center located in Town and Country, Missouri.  We had managed the center since 2001.  Also during 2007, we will apply for Certificates of Need for additional beds in our markets and will also evaluate the feasibility of expansion into new markets by building health care centers that provide services exclusively to private paying patients.

In 2007 we will continue to develop an active hospice program in selected areas through our partnership with the recently formed Caris Healthcare and are also exploring opportunities to expand our home health care services.

Areas of Focus

Proposed Merger Agreement Between National HealthCare Corporation and National Health Realty, Inc.  On December 20, 2006, National HealthCare Corporation and its wholly-owned subsidiaries, NHC/OP, L.P. and Davis Acquisition Sub LLC and National Health Realty, Inc., entered into an Agreement and Plan of Merger (the AMerger Agreement@).  Pursuant to the Merger Agreement and subject to receipt of the required stockholder vote, National Health Realty, Inc. will consolidate with its wholly-owned subsidiary New NHR, Inc., as the result of which a new Maryland corporation (the AConsolidated Company@) will be formed.  Subject to the receipt of the required stockholder vote, regulatory approval, and consummation of certain other transactions specified in the Merger Agreement, the Consolidated Company will be merged with and into Davis Acquisition Sub LLC (the AMerger@) which will continue as a wholly-owned subsidiary of NHC/OP, L.P. and shall succeed to and assume all the rights and obligations of the Consolidated Company.

Pursuant to the merger agreement, each outstanding common share of NHR not owned by Davis Acquisition Sub LLC, NHC/OP, L.P., or NHC, will be converted into the right to receive one share of NHC Series A Convertible Preferred Stock, plus $9.00 in cash.  Each share of the Preferred Stock will be entitled to cumulative annual preferred dividends of $0.80 per share and will have a liquidation preference of $15.75 per share.  The Preferred Stock will be listed on the American Stock Exchange and will be convertible at any time at the option of the holder into 0.24204 shares of National HealthCare Corporation common stock, subject to adjustment.  The transaction will require cash of approximately $90,000,000.  In addition to NHC=s operating cash, we may borrow from our captive insurance company subject to regulatory requirements or sell marketable securities.

It is expected that both National HealthCare Corporation and National Health Realty, Inc. will hold special meetings of each company=s shareholders at a future date to consider matters related to the Merger Agreement and that a joint proxy statement/prospectus will be issued by the companies.

The board of directors of National HealthCare Corporation has approved the Merger Agreement and the Merger and has determined that the Merger is in the best interest of National HealthCare Corporation shareholders.  The board believes that the combined company will provide the present shareholders of NHC with a more focused and efficient corporation whose interests are more closely aligned with those of its shareholders.  Furthermore, we believe that the Merger will (i) provide NHC with a larger asset and equity base that is anticipated to enhance NHC=s future growth and prospects for long-term increased in stockholder value, (ii) provide NHC with greater operating flexibility to renovate and expand its facilities; (iii) free NHC management from the burden of having to manage two publicly traded companies, and allow NHC management to devote more time to the management of NHC=s core business operations;  (iv) negate the possibility that NHR could be acquired by a competitor of NHC; and (v) broaden NHC=s access to debt financing sources.  Following the merger, NHC will no longer be required to make lease payments to NHR.  Assuming the continuation of current operating trends, the elimination of such required lease payments will result in a substantial increase in the annual recurring free cash flow of NHC, even after providing for the preferred dividends which NHC will be required to pay on the Preferred Stock.  In addition, the merger will eliminate the financial uncertainty that resulted from the periodic negotiation and renegotiation of the leasing terms of the properties that NHR leased to NHC.  Due to recent changes with respect to the taxation of corporate dividends, the merger is now feasible from a U.S. federal tax perspective.  Because of a change in the U.S. federal tax law which reduced the tax rate applicable to dividends paid to stockholders of C corporations such as NHC, the relative tax advantages of operating NHR=s business under the REIT structure have been greatly reduced.

Completion of the Merger is subject to Hart-Scott-Rodino anti-trust review and approval by shareholders of National HealthCare Corporation of the NHC proposal and shareholders of National Health Realty, Inc. of the NHR proposal.  There can be no assurance that such approvals will be granted.

NHI Lease Renewal - On December 27, 2005, we reached an agreement with National Health Investors, Inc. to extend our lease of 41 properties through December 31, 2021, with three additional five-year renewal options, each at fair market value.  This lease extension assures our long-term use of these properties.

NHR Lease Renewal - Effective August 1, 2005, we reached an agreement with National Health Realty, Inc. (NHR) to extend our lease of 14 properties through December 31, 2017, with an additional renewal option for 10 years at fair market value.  This lease extension assures our long-term use of these properties.

Accrued Risk Reserves - Our accrued professional liability reserves, workers= compensation reserves and health insurance reserves totaled $76,471,000 at the end of 2006 and are a primary area of management focus.  We have set aside restricted cash to fully fund our professional liability and workers= compensation reserves.  As to the tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary, we have settled all of 32 lawsuits filed against the company, the last two cases being settled in November, 2006.

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

As to workers= compensation claims, we have implemented programs such as safety boards, safety awards, and tracking systems for Adays without a lost time accident@ to bring focus to these risks  at all of our locations.  As to health insurance claims, we changed our health plan network provider to obtain better discounts in 2005 and we continue to evaluate our health plan design to identify opportunities for improvements and cost savings.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period.

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors - Approximately 63% (2006), 61% (2005), and 64% (2004) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  For the cost report years 1997 and 1998, we have submitted various requests for exceptions to Medicare routine cost limitations for reimbursement.  We received preliminary intermediary approval on $14,186,000 of these requests in 2001 after settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al.  We have, in addition, made provisions of approximately $3,090,000 for other various Medicare and Medicaid issues for current and prior year cost reports.  Consistent with our revenue recognition policies, we will record revenues associated with the approved requests and the other various issues when the approvals, including the final cost report audits, are assured. The three-year review period expired in 2004 for approximately $22,310,000 of the routine cost limit exceptions and this amount was recorded as revenue in 2004 even though we received no cash payments for this revenue in 2004.  Adjustments of a similar nature were not significant in 2005 or 2006.

Revenue Recognition - Private Pay - For private pay patients in skilled nursing or assisted living facilities, we bill room and board in advance for the current month with payment being due upon receipt of the statement in the month the services are performed.  Charges for ancillary, pharmacy, therapy and other services to private patients are billed in the month following the performance of services, however, all billings are recognized as revenue when the services are performed.

Accrued Risk Reserves - We are principally self-insured for risks related to employee health insurance, workers= compensation and professional and general liability claims.  Our accrued risk reserves primarily represent the accrual for self-insured risks associated with employee health insurance, workers= compensation and professional and general liability claims.  The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims.  Our policy with respect to a significant portion of our workers= compensation and professional and general liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims.  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis.

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of December 31, 2006, we and/or our managed centers are defendants in 64 such claims inclusive of years 1995 through 2006.   It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

Revenue Recognition - Subordination of Fees and Uncertain Collections - We provide management services to certain long-term care facilities and to others we provide accounting and financial services.  We generally charge 6% of net revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services.  Our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided.  However, under the terms of our management contracts, payments for our management services are subject to subordination to other expenditures of the long-term care center being managed.  Furthermore, there are certain of the third parties with which we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that collection is not reasonably assured and our policy is to recognize income only in the period in which the amounts are realized.  We may receive payment for the unpaid and unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the centers are sufficient to pay the fees.  There can be no assurance that such future cash flows will occur.  The realization of such previously unrecognized revenue could cause our reported net income to vary significantly from period to period.

Certain of our accounts receivable from private paying patients and certain of our notes receivable are subject to credit losses.  We have attempted to reserve for expected accounts receivable credit losses based on our past experience with similar accounts receivable and believe our reserves to be adequate.

We continually monitor and evaluate the carrying amount of our notes receivable in accordance with Statement of Financial Accounting Standards No. 114, AAccounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15.@  It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of the receivables changes over time.  We continually review and refine our estimation process to make it as reactive to these changes as possible.  However, we cannot guarantee that we will be able to accurately estimate credit losses on these balances.  It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

Potential Recognition of Deferred Income - During 1988, we sold the assets of eight long-term health care centers to National Health Corporation (ANational@), our administrative general partner at the time of the sale.  The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period. $10,000,000 of the previously deferred income will be recognized as income at the time of and in proportion to the collection of the associated $10,000,000 note.  Additional deferred income of $2,000,000 will be reported when the company no longer has an obligation to advance the $2,000,000 working capital loan.  The collection of up to $12,000,000 of notes receivable would result in the immediate recognition of up to $12,000,000 of pretax net income.  Currently, the notes are due December 31, 2007.

Guarantees - We guarantee the debt of managed and other long-term health care centers ($5,155,000) and the debt of National and the ESOP ($5,897,000).  We recorded a liability in the amount of $1,044,000 related to our guarantee of $1,108,000 of debt of six long-term health care centers in Florida.  We recorded this liability based upon our estimate of the value of the underlying collateral of the loans.  It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period.

Tax Contingencies - NHC continually evaluates for tax related contingencies.  Contingencies may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have adequate provisions for tax contingencies and related penalties and interest.  However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with limited need for management=s judgment in their application.  There are also areas in which management=s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

Management Services and Our Subordinated Fee Structure

We provide management services to long-term care centers under terms whereby the payments for our services are subject to subordination to other expenditures of the long-term care provider.  Furthermore, there are certain third parties with whom we have contracted to provide management services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that the service revenue realization is uncertain.  We recognize the expenses related to the provision of these services in the period in which they are incurred.

We agree to subordinate our fees to the other expenses of a managed center because we believe we know how to improve the quality of patient services and finances of a long-term care center and because subordinating our fees demonstrates to the owner and employees of the managed center how confident we are of the impact we can have in making the center operations successful.  We may continue to provide services to certain managed centers despite not being fully paid currently so that we may be able to collect unpaid fees in the future from improved operating results and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  Also, we may benefit from providing other ancillary services to the managed center.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from the operating and investment activities of the centers are sufficient to pay the fees.  There can be no assurance that such future cash flows will occur.

See Notes 3, 4 and 5 to the Consolidated Financial Statements regarding our relationships with National, NHI and centers previously owned by NHI and the recognition of management fees from long-term care centers owned by these parties.

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2006, 2005 and 2004.

Percentage of Net Revenues

Year Ended December 31,	2006	2005	2004

Revenues:
Net patient revenues	89.1%	87.9%	89.0%
Other revenues	10.9	12.1	11.0
Net revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	53.8	52.6	52.9
Other operating	28.0	27.7	28.7
Rent	7.2	7.7	7.9
Write-off (recovery) of notes receivable	(1.3)	.2	C
Depreciation and amortization	2.5	2.9	2.6
Interest	.2	.3	.2
Total costs and expenses	90.4	91.4	92.3
Income before income taxes	9.6%	8.6%	7.7%

The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)
	2006 vs. 2005		2005 vs. 2004
(dollars in thousands)	Amount	Percent	Amount	Percent

Revenues:
Net patient revenues	$25,109	5.3%	$11,925	2.6%
Other revenues	(4,532)	(6.9)	8,627	15.1
Net revenues	20,577	3.8	20,552	3.9
Costs and Expenses:
Salaries, wages and benefits	17,374	6.1	9,374	3.4
Other operating	7,504	5.0	598.4
Rent	(1,739)	(4.1)	1,015	2.5
Write-off (recovery) of notes receivable	(8,309)	(830.9)	1,000	100.0
Depreciation and amortization	(1,291)	(8.3)	1,698	12.3
Interest	(551)	36.0	232	17.9
Total costs and expenses	12,988	2.6	13,917	2.9
Income Before Income Taxes	$ 7,589	16.3%	$ 6,635	16.6%

Our long-term health care services, including therapy and pharmacy services, provided 91% of net patient revenues in 2006, 2005, and 2004.  Homecare programs provided 9.0%, 9.7% and 9.0% of net patient revenues in 2006, 2005, and 2004, respectively.

The overall average census in owned, leased and managed health care centers for which we guarantee the debt for 2006 was 93.9% compared to 94.0% in 2005 and 93.9% in 2004.

Approximately 63% (2006 and 2005), and 64% (2004) of our net revenues are derived from Medicare, Medicaid, and other government programs.  As discussed above in the Application of Critical Accounting Policies section, amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  See Application of Critical Accounting Policies for discussion of the effects that this revenue concentration and the uncertainties related to such revenues have on our revenue recognition policies.

Government Program Financial Changes

Cost containment will continue to be a priority for Federal and State governments for health care services, including the types of services we provide.

Medicare--

Effective October 1, 2006, our PPS rates were increased by 6.2% due to inflation update (3.1%) and Care Based Statistical Area (CBSA) designations.  We estimate that the positive revenue effect of the Centers for Medicare and Medicaid Services (CMS) final rule was $1,900,000 for the fourth quarter of 2006.

The implementation of the CMS final rule caused a redistribution of payments among providers.  This is accomplished by refinements expanding the Resource Utilization Groups (RUGs) from 44 RUG groups to 53 RUG groups and by eliminating temporary rate add-ons.  The elimination of temporary add-ons has always been tied to the long awaited RUG refinement.  RUG refinement increases the case mix weight that applies to both nursing and non-ancillary therapy ancillary costs.  This is a permanent change in the PPS methodology.

The Deficit Reduction Act of 2005 (DRA) mandates the reduction of private pay only bad debt payments, which payments are included in patient revenues, to skilled nursing facilities.  The first year, FY 2006, reduction was $25,000.

The DRA furthermore mandates the home health payment rate for 2006 be frozen.  HHAs serving rural beneficiaries saw a one-year five percent add-on payment under the legislation.  The rural add-on payment totaled approximately $1.2 million for our home care operations in FY 2006 due to a significant number our homecares serving rural counties.

For 2007, a market basket update of 3.3% is expected along with the elimination of the one-year five percent add-on that was implemented in 2006.

Medicaid--

Tennessee annual Medicaid rate increases were implemented effective July 1, 2006.  The increase in revenue was $609,000 per quarter.

Tennessee Medicaid is implementing an indirect allocation for certain significant ancillary categories (e.g. Physical, Occupational, and Speech Therapy) for the Level 1 (Intermediate) Medicaid plan which will prove detrimental.  The allocation will negatively impact the state-wide ceiling used to set per diem rates in addition to reducing allowable cost at our 24 owned and managed Tennessee nursing centers participating in Medicaid.  The indirect allocation will be partially implemented on 2006 cost reports and will affect Medicaid per diem rates beginning July 1, 2007.  The full allocation will be applied to the 2007 cost reports and negatively affect the three-year average inflation methodology in July 2008.  The reimbursement effect of the implementation, while negative, is not determinable until Medicaid rates are computed by the Tennessee State Comptroller=s Office.

South Carolina Medicaid annual per diem rate increases are expected to result in additional revenues of approximately $495,000 per quarter.

2006 Compared to 2005

Results for 2006 compared to 2005 include a 5.3% increase in net revenues and a 0.6%  increase in net income before income taxes after excluding the consideration of the effect of the recovery of a note receivable previously written off.

Net patient revenues increased $25,109,000 or 5.3% compared to the same period last year due to government and program and private pay rate increases and bed additions.  Medicaid rate changes that became effective July 1, 2006 increased our revenues by approximately $1,218,000.  The acquisition of our 200 bed long-term care facility located in Town and Country, Missouri added approximately $7,123,000 to net patient revenue.

Other revenues this year decreased $4,532,000 or 6.9% to $61,253,000.  Other revenues in 2006 include management and accounting service fees of $16,420,000 ($24,684,000 in 2005) and insurance services revenue of $18,814,000 ($23,585,000 in 2005).  The decrease in management and accounting service fees is due in part to the recognition in 2005 of $8,416,000, of fees received in 2005 but which had been doubtful of collection in prior years.   During 2006, NHC provided management, accounting and financial services for 32 facilities as compared to 37 facilities during 2005.  See Application of Critical Accounting Policies, Revenue Recognition - Subordination of Fees and Uncertain Collections above.

The decrease in insurance service revenues is due to decreased premiums for professional liability insurance and decreased premiums for workers= compensation insurance from our wholly-owned insurance subsidiaries.  The premiums charged are based on factors considering actuarially determined estimates of potential liability.

Total costs and expenses for 2006 increased $12,988,000 or 2.6% to $508,679,000 from $495,691,000 in 2005.  Salaries, wages and benefits, the largest operating costs of this service company, increased $17,374,000 or 6.1% to $302,862,000 from $285,488,000.  Other operating expenses increased $7,504,000 or 5.0% to $157,664,000 for 2006 compared to $150,160,000 in 2005.  Rent expense decreased $1,739,000 or 4.1% to $40,310,000 due to decreased rates.  Depreciation and amortization decreased 8.3% to $14,172,000.  Interest costs decreased 36.0% to $980,000.

Increases in salaries, wages and benefits are due in part to increased numbers of employees due to newly opened long-term care bed additions or facilities (approximately $4,334,000 of increase), to inflationary wage increases and to increased bonus and benefit programs compared to 2005.  The increases in bonus and benefit programs result both from inflationary increases as well as from changes in the benefit programs.  Recently passed minimum wage increases will not have a material impact on salaries and wages.

Increases in other operating costs and expenses are due in part to the acquisition of a 200 bed long-term care center, newly opened additions and from inflationary increases.  Other operating costs and expenses include professional liability insurance and workers= compensation insurance expense.

Costs and expenses for 2006 include a $7,309,000 recovery of a note receivable from a health care center we manage in Nashville, Tennessee which had been previously written off.  The center was able to refinance its debt.  Expenses in 2005 include a loss of $1,000,000 for the write-off of a receivable.  This note receivable is due from a 120-bed long-term health care center in Missouri that we manage.  We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.  The increase in other operating expenses related to Town and Country amount to approximately $2,309,000.

The decrease in interest costs is partially due to recording capitalized interest of approximately $370,000 for construction projects financed internally in the period ended December 31, 2006.  The weighted average interest rate for our debt increased to 8.0% in 2006 from 7.3% in 2005.

2005 Compared to 2004

Results for 2005 compared to 2004 include a 3.9% increase in net revenues and a 16.6%  increase in net income before income taxes.

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

Increases in other operating costs and expenses are due in part to increases in the costs of health insurance and to increased census at our 160 long-term care beds and 46 assisted living units which opened in May 2004 and 30 long-term care beds which opened in August 2004.  Increases were offset in part due to decreases in professional liability insurance and workers= compensation insurance.

Expenses also included a loss of $1,000,000 for the write-down of a note receivable in March, 2005.  This note receivable is due from a 120-bed long-term health care center in Missouri that we manage.  As a result of increased operating costs and the lack of increase in reimbursement rates, the cash flows of this center declined and the center has not made a principal payment on this note since December 31, 2001.  Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, AAccounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15@, we concluded that a write-down of $1,000,000 was required.  We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

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

Liquidity, Capital Resources and Financial Condition--

Sources and Uses of Funds - Our primary sources of cash include revenues from the healthcare and senior living facilities we operate, insurance services, management services and accounting services.  Our primary uses of cash include salaries, wages and other operating costs of our home office and the facilities we operate, the cost of additions to and acquisitions of real property, rent expenses, debt service payments (including principal and interest) and dividend distributions.  These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	12/31/04	12/31/05	$	%	12/31/06	$	%	$	%
Cash and Cash equivalents
at beginning of period	$ 43,899	$40,601	$ (3,298)	(8)%	$60,870	$ 20,269	50%	$16,971	39%

Cash provided from (used
in) operating activities	10,348	47,504	37,156	359%	35,729	(11,775)	(25)%	25,381	245%

Cash provided from (used
in) investing activities	(8,573)	(20,038)	(11,465)	(134)%	(42,273)	(22,235)	(111)%	(33,700)	(393)%

Cash provided from (used
in) financing activities	(5,073)	(7,197)	(2,124)	(42)%	(3,648)	3,549	49%	1,425	28%

Cash and cash equivalents
at end of period	$40,601	$60,870	$20,269	50%	$50,678	$(10,192)	(17)%	$10,077	25%

Operating Activities - Net cash provided by operating activities for the year ended December 31, 2006, was $35,729,000 as compared to $47,504,000 for 2005 and $10,348,000 in 2004.  Cash provided by operating activities for the current year benefited from increases in various accrued current liabilities including accrued risk reserves, amounts due third party payors which are payables to Medicare and Medicaid intermediaries and accrued payroll, however, were offset by increases in accounts receivable and restricted cash. Increases in restricted cash totaled $8,199,000 compared to $16,335,000 in the prior year.  The increase in accounts receivable is due to increases in revenues and timing differences.

The increase in restricted cash is due primarily to the cash reserved for our accrued risk reserves, including professional liability claims, workers= compensation claims and health insurance claims, net of cash paid out for those claims.

Amounts due to third party payors, which are payable to Medicare and Medicaid intermediaries decreased $22,705,000 in 2004 due to the recognition of revenue related to the expiration of the review period for routine limit cost exception requests which were originally approved in 2001.  The increase in other current liabilities and accrued risks reserves accounted for $5,752,000 in 2006 and $11,705,000 in 2005 of the cash provided by operating activities.  If the risks materialize as expected, which may not be finally known for several years, they will require the use of our restricted cash.

Investing Activities - Cash used in investing activities totaled $42,273,000 for the year ended December 31, 2006, as compared to $20,038,000 used in investing activities for the year ended December 31, 2005 and $8,573,000 in 2004.  Cash used for property and equipment additions was $37,401,000 for the year ended December 31, 2006 and $18,408,000 in the comparable period in 2005.  Investments in notes receivable totaled $5,858,000 in 2006 compared to $2,197,000 in 2005.  Cash provided by net collections of  notes receivable was $1,186,000 in 2006 compared to net collections in notes receivable in 2005 of $163,000. Cash used in the purchase  of marketable securities was $3,245,000 in 2006 compared to $1,168,000 in 2005.

Construction costs included in additions to property and equipment includes $9,716,000 to complete construction of a 30 bed addition to an existing long-term care facility located in Farragut, Tennessee and a 60 bed addition to an existing long-term care facility located in Mauldin, South Carolina.  An additional $635,000 is for the completion of a kitchen renovation at an existing health care center located in Lewisburg, Tennessee.  Approximately $7,410,000 is for partial construction of two 60 bed additions to existing facilities located in Columbia, South Carolina and Murrells Inlet, South Carolina.  Additions also include $5,400,000 for the acquisition of a 200 bed long-term health care center located in Town and Country, Missouri.  The remaining $12,833,000 of additions to property and equipment were for capital improvements at our 49 leased or owned centers.  We expect to incur $9,775,000 in bed additions during 2007.

Investments in notes receivable in 2004 includes our $7,376,000 investment in $15,000,000 (face value) of tax exempt bonds, related to a facility for which we previously guaranteed the debt.

Financing Activities - Net cash used in financing activities totaled $13,254,000 for the year ended December 31, 2006 compared to $7,197,000 in 2005 and $5,073,000 in 2004.  Payments on debt were $2,451,000 in 2006 compared to $2,257,000 in 2005.  Dividends paid to shareholders for the year were $8,109,000 compared to $6,721,000 in 2005.  Proceeds from the issuance of common stock, primarily from the exercise of stock options, total $5,670,000 compared to $1,426,000 in the prior period.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2006 are as follows:

		Less than
	Total	1 Year	2-3 Years	4-5 years	After 5 years
	(in thousands)
Long-term debt - principal	$ 12,648	$ 2,267	$10,381	$ C	$ C
Long-term debt - interest	962	957	5	C	C
Guaranteed debt	1,044	C	C	C	1,044
Obligation to complete
construction	9,775	9,775	C	C	C
Obligation to purchase
senior secured notes from
financial institutions	5,897	2,824	3,073	C	C
Operating leases	636,032	38,403	76,806	88,063	432,760
Total Contractual Cash
Obligations	$666,358	$54,226	$90,265	$88,063	$433,804

The guaranteed debt of $1,044,000 represents our estimated obligation under a loan guarantee to a long-term health care center.  We have guaranteed debt obligations of certain other entities totaling approximately $11,052,000.  These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

NHC has entered into agreements to complete construction of leasehold improvements at three long-term health care facilities.  At December 31, 2006, we are obligated on construction contracts in the amount of approximately $9,775,000.

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity are expected to be adequate to meet these contractual obligations and to finance our operating requirements, growth and development plans.

In order to fund the proposed merger of NHR, NHC may borrow from its captive insurance company subject to regulatory requirements or sell marketable securities as needed.

We started paying quarterly dividends in the second quarter of 2004 and anticipate the continuation of dividend payments as approved quarterly by the Board of Directors.

Off Balance Sheet Arrangements and Debt Guarantees

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities.  Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $11,052,000 at December 31, 2006 and include $5,155,000 of debt of managed and other long-term health care centers and $5,897,000 of debt of National and the ESOP.

The $5,155,000 of guarantees of debt of managed and other long-term health care centers relates to  debt obligations of seven long-term health care centers to which we provide management or accounting services.  We have agreed to guarantee these obligations in order to obtain management or accounting services agreements.  For this service, we charge an annual guarantee fee of 0.5% to 2.0% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee.  All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $5,897,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions.  The total outstanding balance of National and the ESOP=s obligations under these senior secured notes is $8,010,000.  Of this obligation, $2,113,000 has been included in our debt obligations because we are a direct obligor on this indebtedness.  The remaining $5,897,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP.  Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingency purchase agreement has been removed.

The $2,133,000 of senior secured notes payable and the $5,897,000 guarantee described above have cross-default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

As of December 31, 2006, our maximum potential loss related to the aforementioned debt guarantees and financial guarantees is $11,052,000 which is the outstanding balance of our guarantees.  We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.

We have no outstanding letters of credit.  We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2006, we did not participate in any such financial investments.

New Accounting Pronouncements--

See Note 1 to the Consolidated Financial Statements for the impact of new accounting standards.

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

Recently passed minimum wage increases are not expected to have a material impact on salaries and wages.

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

Approximately $19.1 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

Approximately $7.5 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $70,000.

As of December 31, 2006, $10.0 million of our long-term debt and debt serviced by other parties bear interest at fixed interest rates.  Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  The remaining $2.6 million of our long-term debt bear interest at variable rates.  Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $15,000.

We do not currently use any derivative instruments to hedge our interest rate exposure.  We have  not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by our senior officers.

EQUITY PRICE RISK

We consider the majority of our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders= equity in accordance with Statement of Financial Accounting Standards No. 115, AAccounting for Certain Investments in Debt and Equity Securities@.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of $7,260,000 and a 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately $7,260,000.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders= equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company=s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National HealthCare Corporation and Subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company=s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee

March 16, 2007

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Income
(in thousands, except share and per share amounts)

Year Ended December 31	2006	2005	2004

Revenues:
Net patient revenues	$501,705	$476,596	$464,671
Other revenues	61,253	65,785	57,158
Net revenues	562,958	542,381	521,829

Costs and Expenses:
Salaries, wages and benefits	302,862	285,488	276,114
Other operating	157,664	150,160	149,562
Write-off (recovery) of notes receivable	(7,309)	1,000	C
Rent	40,310	42,049	41,034
Depreciation and amortization	14,172	15,463	13,765
Interest	980	1,531	1,299
Total costs and expenses	508,679	495,691	481,774

Income Before Income Taxes	54,279	46,690	40,055
Income Tax Provision	17,539	18,055	16,083
Net Income	$ 36,740	$ 28,635	$ 23,972

Earnings Per Share:
Basic	$ 2.99	$ 2.34	$ 2.05
Diluted	$ 2.85	$ 2.24	$ 1.95

Weighted Average Shares Outstanding:
Basic	12,294,730	12,240,423	11,674,901
Diluted	12,886,171	12,789,994	12,281,181

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

December 31	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$ 50,678	$ 60,870
Restricted cash	95,970	87,771
Marketable securities	70,799	51,556
Restricted marketable securities	1,799	2,104
Accounts receivable, less allowance for doubtful
accounts of $4,873 and $6,101, respectively	63,712	51,260
Notes receivable	189	189
Inventories	6,377	5,623
Prepaid expenses and other assets	1,087	1,206
Total current assets	290,611	260,579

Property and Equipment:
Property and equipment, at cost	256,767	225,928
Accumulated depreciation and amortization	(130,564)	(118,794)
Net property and equipment	126,203	107,134

Other Assets:
Bond reserve funds, mortgage replacement reserves
and other deposits	101	57
Goodwill, net	3,033	3,033
Unamortized financing costs, net	32	74
Notes receivable	10,099	10,786
Notes receivable from National	16,351	10,992
Deferred income taxes	18,892	16,690
Investments in limited liability companies and other	6,155	1,280
Total other assets	54,663	42,912
Total assets	$471,477	$410,625

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

December 31	2006	2005

Liabilities and Stockholders= Equity

Current Liabilities:
Current portion of long-term debt	$ 2,267	$ 2,461
Trade accounts payable	11,823	10,431
Accrued payroll	43,740	41,929
Amounts due to third party payors	11,780	4,815
Accrued risk reserves	76,471	70,290
Deferred income taxes	10,032	3,855
Other current liabilities	10,168	11,295
Dividends payable	2,248	1,837
Accrued interest	19	278
Total current liabilities	168,548	147,191

Long-Term Debt, less Current Portion	10,381	13,568
Other Noncurrent Liabilities	11,586	14,003
Deferred Lease Credit	6,058	6,154
Deferred Revenue	25,762	25,465

Minority Interests in Consolidated Subsidiaries	C	1,185

Commitments, Contingencies and Guarantees

Stockholders= Equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	C	C
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,519,671 and 12,275,693 shares,
respectively, issued and outstanding	125	123
Capital in excess of par value	93,751	84,431
Retained earnings	129,681	101,461
Unrealized gains on marketable securities	25,585	17,044
Total stockholders= equity	249,142	203,059
Total liabilities and stockholders= equity	$471,477	$410,625

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

Year Ended December 31	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$ 36,740	$ 28,635	$ 23,972
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	14,130	15,189	13,615
Write-off of notes receivable	C	1,000	391
Provision for doubtful accounts receivable	27	2,641	2,175
Realized gain on sale of marketable securities	(1,457)	C	C
Amortization of intangibles and deferred charges	42	274	118
Amortization of deferred income	(1,459)	(1,313)	(1,297)
Increase in restricted cash	(8,199)	(16,335)	(9,947)
Equity in earnings of unconsolidated investments	(4,300)	(226)	(342)
Tax benefit from exercise of stock options	C	(207)	(6,359)
Deferred income taxes	(1,720)	(2,317)	(1,161)
Stock compensation	2,309	C	C
Changes in assets and liabilities:
Accounts (and other) receivables	(12,479)	(8,026)	(7,687)
Tax refund receivable	C	6,311	C
Inventories	(754)	(364)	(218)
Prepaid expenses and other assets	(427)	173	(412)
Trade accounts payable	1,392	(98)	1,117
Accrued payroll	1,811	9,086	1,945
Amounts due to third party payors	6,965	(704)	(22,705)
Accrued interest	(259)	209	C
Other current liabilities and accrued risk reserves	5,054	11,912	20,093
Entrance fee deposits	730	868	975
Other noncurrent liabilities	(2,417)	796	(3,925)
Net cash provided by operating activities	35,729	47,504	10,348
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(37,401)	(18,408)	(25,527)
Disposals of property and equipment	2,795	1,417	2,786
Investments in notes receivable	(5,858)	(2,197)	(7,972)
Collections of notes receivable	1,186	163	21,905
Purchase of marketable securities	(50,137)	(3,592)	(525)
Sale of marketable securities	46,892	2,424	307
Distributions from unconsolidated investments	250	155	453
Net cash used in investing activities	(42,273)	(20,038)	(8,573)
Cash Flows From Financing Activities:
Payments on debt	(2,451)	(2,257)	(3,817)
Increase (decrease) in minority interests in consolidated subsidiaries	(57)	311	62
Tax benefit from exercise of stock options	1,343	C	C
Dividends paid to shareholders	(8,109)	(6,721)	(4,379)
Issuance of common shares	5,670	1,426	3,017
Collections of receivables from exercise of options	C	C	16
(Increase) decrease in bond reserve funds, mortgage
replacement reserves and other deposits	(44)	44	28
Net cash used in financing activities	(3,648)	(7,197)	(5,073)
Net (Decrease) Increase in Cash and Cash Equivalents	(10,192)	20,269	(3,298)
Cash and Cash Equivalents, Beginning of Period	60,870	40,601	43,899
Cash and Cash Equivalents, End of Period	$ 50,678	$ 60,870	$ 40,601

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Cash Flows
(Continued)

Year Ended December 31	2006	2005	2004
(in thousands)

Supplemental Information:
Cash payments for interest	$ 1,239	$ 1,322	$ 1,299

Cash payments for income taxes	$22,894	$10,643	$18,019

During 2005, NHC was released from its liability on debt service by other parties by the respective lenders
Debt serviced by other parties	C	$(1,500)	C
Deferred lease credit	C CC	1,500	C

During 2006, NHC was released from its liability on debt related to debt service rent payable to NHI
Long-term debt	$ (930)	C	C
Deferred lease credit	930	C	C

During 2006, NHC obtained an additional 25.9% interest in a
partnership in a noncash transaction. Financial statements of the partnership are consolidated in our consolidated financial statements.
Minority interest	$ 1,407	C	C
Property	(1,407)	C	C

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Consolidated Statements of Shareholders= Equity
(in thousands, except share amounts)
						Unrealized
			Receivables	Capital in		Gains (Losses)	Total
	Common Stock		from Sale	Excess of	Retained	on Marketable	Shareholders=
	Shares	Amount	of Shares	Par Value	Earnings	Securities	Equity

Balance at December 31, 2003	11,662,805	$116	$ (16)	$73,429	$ 61,791	$15,707	$151,027
Net income	C	C	C	C	23,972	C	23,972
Unrealized gains on securities
(net of tax of $2,573)	C	C	C	C	C	3,854	3,854
Total comprehensive income							27,826
Tax benefit from exercise of stock options	C	C	C	6,359	C	C	6,359
Collections of receivables	C	C	16	C	C	C	16
Shares sold - stock purchase plans
(including 475,500 options exercised)	556,646	6	C	3,011	C	C	3,017
Dividends declared to common shareholders
($.50 per share)	C	C	C	C	(5,897)	C	(5,897)

Balance at December 31, 2004	12,219,451	122	C	82,799	79,866	19,561	$182,348
Net income	C	C	C	C	28,635	C	28,635
Unrealized losses on securities
(net of tax of $1,675)	C	C	C	C	C	(2,517)	(2,517)
Total comprehensive income							26,118
Tax benefit from exercise of stock options	C	C	C	207	C	C	207
Shares sold - stock purchase plans
(including 13,774 options exercised)	56,242	1	C	1,425	C	C	1,426
Dividends declared to common shareholders
($.575 per share)	C	C	C	C	(7,040)	C	(7,040)

Balance at December 31, 2005	12,275,693	$123	$ C	$84,431	$101,461	$17,044	$203,059
Net income	C	C	C	C	36,740	C	36,740
Unrealized gains on securities
(net of tax of $5,694)	C	C	C	C	C	8,541	8,541
Total comprehensive income							45,281
Stock option compensation	C	C	C	2,309	C	C	2,309
Tax benefit from exercise of stock options	C	C	C	1,343	C	C	1,343
Shares sold - stock purchase plans
(including 239,174 options exercised)	243,978	2	C	5,668	C	C	5,670
Dividends declared to common shareholders
($.69 per share)	C	C	C	C	(8,520)	C	(8,520)
Balance at December 31, 2006	12,519,671	$125	$ C	$93,751	$129,681	$25,585	$249,142

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Presentation--

The consolidated financial statements include the accounts of National HealthCare Corporation and its subsidiaries (ANHC@ or the ACompany@).  All material intercompany balances, profits, and transactions have been eliminated in consolidation, and minority interests are reflected in consolidation.  Investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  Investments in entities in which we lack the ability to exercise significant influence are included in the consolidated financial statements at the lower of the cost or fair value of our investment.

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

Use of Estimates--

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Net Patient Revenues--

Gross patient revenues are recorded on an accrual basis based on services rendered at amounts equal to our established rates.  Approximately 72% of our net patient revenues in 2006, 2005 and 2004 are from participation in Medicare and Medicaid programs.

Our patient revenues are derived primarily from skilled, intermediate and rehabilitative nursing services offered in long-term health care centers or in a patient=s home.  In some locations, we offer associated retirement center services and/or assisted living center services.  Our goal is to offer a continuum of care, with patients passing from a retirement center or home care to assisted living or long-term nursing center care as their needs change.

We receive payments from the Medicare program under a prospective payment system (APPS@).  Under this PPS, for long-term care services, Medicare pays a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs.  Amounts received from Medicaid programs are generally based on fixed rates subject to program cost ceilings.

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

All amounts earned under the Medicare, Medicaid and other governmental programs are subject to review by the payors.  In the opinion of management, adequate provision and reserves have been made for any adjustments that may result from such reviews, including reviews related to the transition of payments to the PPS amounts.  Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.  NHC recorded $3,090,000 of net unfavorable settlements in 2006, and $169,000 in 2005, and $24,225,000 in 2004 of net favorable settlements from Medicare and Medicaid.

With respect to our long-term health care centers, for the cost report years 1997 and 1998 (which were subject to a retrospective reimbursement methodology), we submitted various requests for exceptions to Medicare routine cost limitations for reimbursement.  During 2001, we received preliminary approval on substantially all of our exception requests, which approvals total approximately $14,186,000.  We have in addition made provisions of approximately $12,761,000 for various Medicare and Medicaid issues for current and prior years.  We recognize revenues associated with the approved exception requests and provisions when the approvals are assured and the results of final cost report audits are known.  These approvals and audit results are subject to further audit and review by the fiscal intermediaries for a three-year period.  As such, the approved requests and cost report provisions have been included in amounts due to third party payors, which are payables to Medicare and Medicaid intermediaries, in the consolidated balance sheets.  The three-year review period expired in 2004 for approximately $22,820,000 of routine cost limit exceptions and provisions.  Therefore, these exceptions and provisions have been eliminated from the amounts due to third party payors and have been recorded as revenues in 2004.  The amounts recorded during 2006 and 2005 were not significant.

Other Revenues--

As discussed in Note 5, other revenues include revenues from the provision of insurance, management and accounting services to other long-term care providers, guarantee fees, advisory fees from National Health Realty, Inc. (ANHR@), dividends and other realized gains on marketable securities, equity in earnings of unconsolidated investments, interest income, rental income, loss on disposal of assets and other income.  Our insurance revenues are generally paid in advance and then amortized into income as earned over the related policy period.  We charge for management and accounting services based on a percentage of net revenues or based on a fixed fee per bed of the long-term care center under contract.  Advisory fees are based on our contractual agreements with NHR and, through October 31, 2004, National Health Investors, Inc. and are discussed in Notes 2 and 3.  We generally record other revenues on the accrual basis based on the terms of our contractual arrangements.  However, with respect to management and accounting services revenue and interest income from certain long-term care providers, including but not limited to National Health Corporation (ANational@) and NHI, as discussed in Note 5, where collection is not reasonably assured based on insufficient historical collections and the lack of expected future collections, our policy is to recognize income only in the period in which collection is assured and the amounts at question are believed by management to be fixed and determined.

Certain management contracts, including contracts with National and NHI, subordinate the payment of management fees earned under those contracts to other expenditures of the long-term care center and to the availability of cash provided by the facility=s operations.  Revenues from management services provided to the facilities that generate insufficient cash flow to pay the management fee, as prioritized under the contractual arrangement, are not recognized until such time as the amount of revenue earned is fixed or determinable and collectibility is reasonably assured.  This recognition policy has caused our reported revenues and net income from management services to vary significantly from period to period.

We use the equity method of accounting for our investments in and earnings or losses of affiliates that we do not control but over which we exert significant influence.  We consider whether the fair values of any of our equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If we considered any such decline to be other than temporary, a write-down would be recorded to estimate fair value.

Provision for Doubtful Accounts--

The Company=s allowance for doubtful accounts is estimated using current agings of accounts receivable, historical collections data and other factors.  Management reviews these factors and determines the estimated provision for doubtful accounts.  Historical bad debts have generally resulted from uncollectible private balances, some uncollectible coinsurance and deductibles and other factors.  Receivables that are deemed to be uncollectible are written off.  The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of operations.  The provisions for doubtful accounts were $27,000, $2,641,000, and $2,175,000 for 2006, 2005 and 2004, respectively.

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

Expenditures for repairs and maintenance are charged against income as incurred.  Betterments are capitalized.  We remove the costs and related allowances from the accounts for properties sold or retired, and any resulting gains or losses are included in income.  We include interest costs incurred during construction periods in the cost of buildings ($370,000 in 2006, $31,000 in 2005, and $240,000 in 2004).

In accordance with Statement of Financial Accounting Standards No. 144, AAccounting for the Impairment or Disposal of Long-Lived Assets@ (ASFAS 144@), we evaluate the recoverability of the carrying values of our properties on a property by property basis.  We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable.  The need to recognize an impairment is based on estimated future undiscounted cash flows from a property compared to the carrying value of that property.  If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

Mortgage and Other Notes Receivable--

In accordance with Statement of Financial Accounting Standards No. 114, AAccounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15@ (ASFAS 114@), NHC evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis.  On a quarterly basis, NHC reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

Investments in Marketable Securities--

Our investments in marketable securities include available for sale securities, which are recorded at fair value.  Unrealized gains and losses on available for sale securities are recorded in stockholders= equity in accordance with Statement of Financial Accounting Standards No. 115, AAccounting for Certain Investments in Debt and Equity Securities@ (ASFAS 115@).

Goodwill--

The Company accounts for goodwill under Statement of Financial Accounting Standards No. 142, AGoodwill and Other Intangible Assets@ (ASFAS 142@).  Under the provisions of the statement, goodwill and intangible assets with indefinite useful lives are not amortized but are subject to impairment tests based on their estimated fair value.  Unamortized goodwill is continually reviewed for impairment in accordance with the provisions of SFAS 142.

Other Assets--

Deferred financing costs are amortized principally by the effective interest method over the terms of the related debt obligations.

Income Taxes--

We utilize Statement of Financial Accounting Standards No. 109, AAccounting for Income Taxes@, which requires an asset and liability approach for financial accounting and reporting for income taxes.  Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.  See Note 11 for further discussion of our accounting for income taxes.

Concentration of Credit Risks--

Our credit risks primarily relate to cash and cash equivalents, restricted cash held by trustees, accounts receivable, marketable securities and notes receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest bearing accounts.  Accounts receivable consist primarily of amounts due from patients (funded approximately 87% through Medicare, Medicaid, and other contractual programs and approximately 13% through private payors) and from other health care companies for management, accounting and other services.  We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable.  Marketable securities are held primarily in accounts with brokerage institutions.  Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) as discussed in Note 9.  We also have notes receivable from National and the National Health Corporation Leveraged Employee Stock Ownership Plan (AESOP@) as discussed in Note 4.

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

Cash and Cash Equivalents--

Cash equivalents include highly liquid investments with an original maturity of less than three months when purchased.

Restricted Cash --

Restricted cash primarily represents cash that is held by trustees and cash that is held for the purpose of our workers’ compensation insurance and professional liability insurance.

Inventories--

Inventories consist generally of food and supplies and are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

Other Current Liabilities--

Other current liabilities primarily represent accruals for current federal and state income taxes, real estate taxes, debt service rent and other current liabilities.

Accrued Risk Reserves--

We are principally self-insured for risks related to employee health insurance, workers= compensation and professional and general liability claims.  Accrued risk reserves primarily represent the accrual for self-insured risks associated with employee health insurance, workers= compensation and professional and general liability claims.  The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims.  Our policy with respect to a significant portion of our workers= compensation and professional and general liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims.  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of income in the period identified.

Stock-Based Compensation--

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(revised 2004), AShare-Based Payment@ (ASFAS 123(R)@), using the modified prospective application transition method.  Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, AAccounting for Stock-Based Compensation (ASFAS 123@), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date.  Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, AAccounting for Stock Issued to Employees@ (AAPB 25@) and related interpretations in accounting for our employee stock benefit plans.  We adopted the disclosure-only provisions of SFAS 123 and accordingly, prior to January 1, 2006, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.  Results for prior periods have not been restated for the adoption of SFAS 123(R).  See Note 12 for additional disclosures about our stock option plan.

For periods prior to adoption of SFAS 123(R), SFAS 123 required us to determine pro forma net income and earnings per share as if compensation cost for our employee stock option and stock purchase plans had been determined based upon fair values at the grant date.  These pro forma amounts for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(dollars in thousands,
	except per share amounts)
Net income - as reported	$28,635	$23,972
Less compensation cost that would
be recognized under fair value method	(1,234)	(550)
Net income - pro forma	$27,401	$23,422

Net earnings per share - as reported
Basic	$ 2.34	$ 2.05
Diluted	$ 2.24	$ 1.95

Net earnings per share - pro forma
Basic	$ 2.24	$ 2.01
Diluted	$ 2.14	$ 1.91

Deferred Lease Credit--

Deferred lease credits include amounts being amortized to properly reflect expenses on a straight line basis under the terms of our existing lease agreements.

Other Noncurrent Liabilities--

Other noncurrent liabilities include reserves related to various income tax and other contingencies.

With respect to guarantee obligations in place prior to January 1, 2003, we account for our obligations under guarantee agreements in accordance with the provisions of Statement of Accounting Standards No. 5, AAccounting for Contingencies@ (ASFAS 5").  For guarantee obligations assumed subsequent to January 1, 2003, consistent with the provisions of Interpretation No. 45, AGuarantor=s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others@ (AFIN 45"), at the inception of a guarantee agreement, we recognize a liability for the estimated fair value of the obligation assumed.

We account for our contingent liabilities for income tax matters in accordance with the provisions of SFAS 5.  Contingent liabilities for income tax matters include amounts for income taxes, applicable penalties, and interest thereon and are the result of the potential alternative interpretations of tax laws and the judgmental nature of the timing of recognition of taxable income.

Deferred Revenue--

Deferred revenue includes the deferred gain on the sale of assets to National (as discussed in Note 4), certain amounts related to episodic payments received by our home health care providers in advance of providing services (as discussed in Note 1) and entrance fees that have been and are currently being received upon reservation and occupancy of retirement center units for a continuing care retirement community we own.  In accordance with the American Institute of Certified Public Accountants= Audit and Accounting Guide, AHealth Care Organizations,@ the entrance fees have been recorded as deferred revenue.  The refundable portion (90%) of the entrance fees is being recognized over the life of the facility while the non-refundable portion (10%) is being recognized over the remaining life expectancies of the residents.

Comprehensive Income--

Statement of Financial Accounting Standards No. 130, AReporting Comprehensive Income@ requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the consolidated financial statements as comprehensive income.  We report our comprehensive income in the consolidated statements of stockholders= equity.

Segment Disclosures--

Statement of Financial Accounting Standards No. 131, ADisclosures About Segments of an Enterprise and Related Information@ establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to stockholders.  Management believes that substantially all of our operations are part of the long-term health care industry segment. Our operations outside of the long-term health care industry segment are not material.  See Note 5 for a detail of other revenues provided within the long-term health care industry segment.  Information about the costs and expenses associated with each of the components of other revenues is not separately identifiable.

New Accounting Pronouncements--

In May 2005, the Financial Accounting Standards Board AFASB@ issued FASB Statement No. 154, Accounting for Changes and Error Corrections.  This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a Arestatement@.  We have adopted the new standard effective for accounting changes and correction of errors made in fiscal years beginning January 1, 2006.  Adoption of this pronouncement has not had a significant impact on the Company=s consolidated financial statements.

In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments -  an amendment to FASB Statements No. 133 and 144" (FAS 155).  FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives.  FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133.  In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The Company will adopt the provisions of FAS 155 beginning in fiscal 2007.  The implementation of FAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140."  This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method.  SFAS 156 is effective for fiscal years beginning after September 15, 2006.  The implementation of FAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109."  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values.  FIN 48 is effective for annual periods beginning after December 15, 2006.  We are currently evaluating the impact of adopting FIN 48 on our financial statements.  Upon adoption, the cumulative effect of applying the provision of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for 2007.  The cumulative effect of adopting the provisions of FIN 48 is expected increase the opening balance of retained earnings in 2007.

In September 2006, the FASB issued SFAS No. 157, AFair Value Measurements@.  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety.  Statement 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.  SFAS 157 is effective for fiscal periods beginning after November 15, 2007.  The implementation of FAS 157 is not expected to have material impact on the Company=s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, AEmployers= Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)@.  This Statement enhances disclosure regarding the funded status of an employers= defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income and (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur (c) at the measurement date of the employer=s fiscal year-end.  SFAS 158 is effective in two phases for publicly traded employers: 1) recognition of the funded status and relate disclosures, for the fiscal year ending after December 15, 2006; 2) measurement of plan assets and benefit obligations as of the date of the employer=s fiscal year-end for fiscal years ending after December 15, 2008.  The Company has no defined benefit plans.  The implementation of phase 1 of FAS 158 has not had a material impact on the Company=s consolidated financial statements.  Implementation of phase 2 is not expected to have a material impact on the Company=s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, AThe Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115@.  This Statement amends FASB Statement No. 115, AAccounting for Certain Investments in Debt and Equity Securities@, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This statement allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The implementation of FAS 159 is not expected to have a material impact on the Company=s consolidated financial statements.

Note 2 - Relationship with National Health Realty, Inc.

Proposed Merger Agreement Between NHC and NHR--

See Note 17 to the Consolidated Financial Statements for further information about a proposed merger agreement between NHC and NHR.

In 1997, we formed NHR as a wholly-owned subsidiary.  We then transferred to NHR certain healthcare facilities then owned by NHC and distributed the shares of NHR to NHC=s shareholders.  The distribution had the effect of separating NHC and NHR into two independent public companies.  As a result of the distribution, all of the outstanding shares of NHR were distributed to the then NHC investors.  NHR is listed on the American Stock Exchange.

Leases--

Effective August 1, 2005, we elected to exercise our option to extend the term of our leases of properties from National Health Realty, Inc. (ANHR@) for two additional five year terms until December 31, 2017.  The leases are for the real estate of ten long-term care centers, three assisted living centers and one retirement center.  The currently running initial term of the leases expires on December 31, 2007.  The leases were further amended to grant us an option to renew the leases at fair market value for a second extended term of ten years until December 31, 2027, assuming no defaults.  We account for the leases as operating leases.

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

During the remaining initial term and the extended renewal term, we are obligated to pay NHR annual base rent on all 23 of the facilities of $15,960,000.  In addition to base rent, in each year after 1999, we are  obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHR leased health care facility in such later year exceed the gross revenues of such health care facility in the base year of 1999.  Percentage rent for 2006, 2005, and 2004, was approximately $1,972,000, $1,363,000, and $1,295,000, respectively.  Each lease with NHR is a Atriple net lease@ under which we are responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities.  We are obligated at our expense to maintain adequate insurance on the facilities= assets.

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

At December 31, 2006, the approximate future minimum base rent commitments to be paid by us on non-cancelable operating leases are as follows:

	Total Commitments	Total Commitments
	Including	Excluding
	Florida Facilities	Florida Facilities
2007	$ 15,960,000	$ 9,455,000
2008	15,960,000	9,455,000
2009	15,960,000	9,455,000
2010	15,960,000	9,455,000
2011	15,960,000	15,960,000
Thereafter	95,760,000	95,760,000

The leases have also been amended to provide that if we pay for the construction of a bed addition, then the existing annual rent for that center will be increased by .75% of the cost paid by us for the construction of the addition.  Revenues produced within the addition shall be excluded from any percentage rent calculation.  At such time as we are no longer a tenant by virtue of lease terminations then NHR shall purchase the additional beds paid for by us but un-reimbursed by NHR for the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by us plus 50% of any appraised value increase over cost.  In addition, we agree at NHR=s request to finance NHR=s purchase of the addition with a floating rate interest only note at the prime rate of interest for a period of up to two years.  We have previously submitted a listing of six NHR owned properties expected to be expanded by us for which the construction cost is expected to total approximately $30,586,000.  Of this amount, $20,811,000 of additions have been placed in service as of December 31, 2006.

Advisory Agreement--

We have entered into an Advisory Agreement with NHR whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor.  The Advisor is subject to the supervision of and policies established by NHR=s Board of Directors.  The Advisory Agreement expired December 31, 2003 and thereafter is renewed automatically from year to year unless earlier terminated.  Either party may terminate the Advisory Agreement at any time on 90 days written notice.  The Advisory Agreement may be terminated for cause at any time.

On August 1, 2005, concurrent with the lease extensions described above, the Advisory Agreement was amended to provide that beginning for the year 2005 for our services under the Advisory Agreement, we are entitled to annual compensation equal to the greater of (1) 2.5% of NHR=s gross consolidated revenues or (2) $500,000.  It was also clarified that NHR (and not NHC) is to bear all of its own corporate costs.

Prior to the August 1, 2005 amendment, the Advisory Agreement had provided that for our services under the Advisory Agreement, we were entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expenses incurred by us.  During 2006, 2005, and 2004, advisory fees earned under the Advisory Agreement was $524,000, $508,000, and $411,000, respectively.

Investment in NHR Common Stock--

At December 31, 2006, we own 345,200 shares (or 3.5%) of NHR=s outstanding common stock.  We account for our investment in NHR common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.

Note 3 - Relationship with National Health Investors, Inc.

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

Leases--

On December 27, 2005, under an agreement to the master lease, we exercised our option to extend the existing master lease on 41 properties for the second renewal term.  The 41 properties include four Florida properties that are leased to and operated by others, but for which we continue to guarantee the lease payments to NHI under the master lease.  The 15-year lease extension begins January 1, 2007, and includes three additional five-year renewal options, each at fair market value.  Under the terms of the lease, base rent for 2007 will total $33,700,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.  The lease was scheduled to expire on December 31, 2006 unless extended by us.  The terms of the existing lease remain in place for 2006, as discussed below.

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

During the initial term and first renewal term of the leases, we were obligated to pay NHI annual base rent on all 43 facilities of $19,355,000 as adjusted for new construction since inception.

The leases also obligate us to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject.  The payments are required over the remaining life of the mortgages as of the conveyance date, but only during the term of the lease.  Payments for debt service rent are being treated by us as payments of principal and interest if we remain obligated on the debt (Aobligated debt service rent@) and as operating expense payments if we have been relieved of the debt obligation by the lender (Anon-obligated debt service rent@).  See AAccounting Treatment of the Transfer@ for further discussion.

In addition to base rent and debt service rent, we were required to pay percentage rent to NHI equal to 3% of the increase in the gross revenues of each facility. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis.  Percentage rent for 2006, 2005, and 2004 was approximately $4,829,000, $4,525,000, and $4,124,000, respectively.

Each lease with NHI is a Atriple net lease@ under which we are responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities.  We are obligated at our expense to maintain adequate insurance on the facilities' assets.

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

On April 1, 2004, we terminated, with NHI=s approval, our individual lease on an 80 bed long-term health care center located in Dawson Springs, Kentucky.

On October 1, 2000, we terminated our individual leases with NHI on four Florida long-term health care facilities.  However, we remain obligated to NHI under our master lease agreement and continue to remain obligated to make the lease payments to NHI.  Subsequently, the facilities were immediately leased by NHI for a five year term to four separate corporations, none of which we own or control.  Lease payments received by NHI from the new lessees offset our lease obligations pursuant to the master operating lease.  These leases have currently been extended through December 31, 2010.  Through December 31, 2006, all such lease payments have been received by NHI and offset against our obligations.

Base rent expense to NHI was $19,355,000 in 2006, 2005 and 2004.  Non-obligated debt service rent to NHI was $8,014,000 in 2006, $8,191,000 in 2005, and $7,974,000 in 2004.  At December 31, 2006, the approximate future minimum base rent and non-obligated debt service rent to be paid by us on non-cancelable operating leases with NHI during the initial term are as follows:

	Total	Total
	Commitments	Commitments
	Including	Excluding
	Florida Facilities	Florida Facilities
2007	$33,700,000	$28,948,000
2008	33,700,000	28,948,000
2009	33,700,000	28,948,000
2010	33,700,000	28,948,000
2011	33,700,000	33,700,000
Thereafter	337,000,000	337,000,000

Advisory Agreement--

Until November 1, 2004, we had an Advisory Agreement with NHI whereby we provided to NHI services related to investment activities and day-to-day management and operations.   During 2006, 2005, and 2004, our fees under the NHI Advisory Agreement was $-0-, $-0-, and $2,383,000, respectively.

Effective November 1, 2004, NHC=s Advisory Agreement with NHI was terminated.  On that date, Management Advisory Source, LLC (AAdvisors@), a new unrelated company formed by Mr. W. Andrew Adams, undertook to provide advisory services to NHI.  Mr. Adams served as NHI=s President and Board Chairman and as NHC=s Chief Executive Officer and Board Chairman prior to November 1, 2004.  Effective November 1, 2004 and to enhance independence from NHC, Mr. Adams resigned as NHC=s Chief Executive Officer  and terminated his managerial responsibilities with NHC.  Mr. Adams remains on the NHC Board as Chairman, focusing on strategic planning, but will have no management involvement with NHC.

Effective November 1, 2004, NHC, through its wholly-owned subsidiary, Tennessee Management Advisory Source, LLC (ATHA@) entered into an agreement to provide financial, accounting, data processing and administrative services to Advisors.  Under the agreement, THA provided to Advisors and, at the request of Advisors, to NHI, services related to accounting, data processing, administration and evaluation of investments.  THA=s role under the agreement was that of advisor and service provider, and THA in no way assumed responsibility for accounting, administrative, or investment decisions which are to be made by Advisors or NHI.

On March 13, 2006, we announced an agreement with National Health Investors, Inc. (NHI) to end the use of NHC=s senior officers as advisors to NHI, effective on or about December 31, 2006.  NHC=s Board believes it to be in the best interest of NHC to accentuate its independence from NHI, its largest landlord.

Effective December 31, 2006, NHC=s agreement to provide services to Advisors was terminated.

For our services under the agreement, we were entitled to compensation of $1,250,000 per year, payable monthly and annually inflated by 5%.  We received compensation of approximately $1,313,000, $1,250,000 and $-0- in 2006, 2005 and 2004, respectively.  No such compensation is expected to be received in 2007.

Management Services--

NHI operated certain long-term health care centers on which it had foreclosed, had accepted deeds in lieu of foreclosure or otherwise had obtained possession of the related assets.  NHI engaged us to manage these foreclosure properties from 2000 through 2004.  See Notes 1 and 5 for additional information on management fees recognized from these NHI owned properties.  During 2004 or prior, NHI sold or closed all of these properties and NHC now manages for others the properties that continue to operate.

Accounting Treatment of the Transfer--

We have accounted for the conveyance in 1991 of assets (and related debt) to NHI and the subsequent leasing of the real estate assets as a Afinancing/leasing@ arrangement.  Since we were obligated on certain of the transferred debt, the obligated debt balances were reflected on the consolidated balance sheets as debt serviced by other parties.  As of December 31, 2006, we were not obligated on any debt serviced by other parties.  As we utilize the applicable real estate over the lease term, our consolidated statements of income will reflect the continued interest expenses on the obligated debt balances and the additional base and non-obligated debt service rents (as an operating expense) payable to NHI each year.  We have indemnification provisions in our agreements with NHI if we are required to service the debt through a default by NHI.

Release from Debt Serviced by Other Parties--

Since 1991, we have been released from our obligation on a significant portion of transferred debt ($930,000 in 2006).   Since we are no longer obligated on this transferred debt, debt serviced by other parties and assets under arrangement with other parties were reduced by the amount of the debt serviced by other parties from which we were removed.  The resulting deferred lease credit is being amortized into income over the remaining lease term.  The leases with NHI provide that we shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt from which we have been released.  At December 31, 2005 no debt serviced by other parties remained and as of December 31, 2006, NHC is no longer obligated to make non-obligated debt service rent payments.

Investment in NHI Common Stock --

At December 31, 2006, we own 1,045,642 shares (or 5.1%) of NHI=s outstanding common stock.  We account for our investment in NHI common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.

Note 4 - Relationship with National Health Corporation

National, which is wholly-owned by the National Health Corporation Leveraged Employee Stock Ownership Plan (AESOP@), was formed in 1986 and served as our administrative general partner through December 31, 1997, when we operated as a master limited partnership.  As discussed below, the personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National through their participation in the ESOP.

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

Our carrying amount in the assets sold in 1988 to National was approximately $24,255,000.  The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due to or due from National from time to time.  The maximum available borrowings under the line of credit are $2,000,000, the interest rate on the line of credit is prime plus one percent and the final maturity is January 1, 2008.  National owes NHC $6,351,000 at December 31, 2006 and we owed National $1,181,000 at December 31, 2004 under this arrangement.  These amounts have been included in (or netted against) notes receivable from National on the consolidated balance sheets.  After January 1, 2008, we will no longer be obligated to make loans under the line of credit arrangement.  We may, however, make short-term loans in the regular course of business.

ESOP Financing Activities--

During 1988, we obtained from National long-term financing of $8,500,000 for the construction of our headquarters building.  National obtained its financing through the ESOP.  The note requires quarterly principal and interest payments with interest at 9% and is secured by the headquarters building.  At December 31, 2006 and 2005, the outstanding balance on the note was approximately $519,000 and $1,038,000, respectively, which is included in notes and other obligations in Note 10.  The building is owned by a separate partnership of which we are the general partner and building tenants are limited partners.  We own 96.5% of the partnership and consolidate the financial statements of the partnership in our consolidated financial statements.  The cumulative equity in earnings of the partnership related to the limited partners= ownership is reflected in minority interests in consolidated subsidiaries.  We have guaranteed the debt service of the building partnership.

In addition, our $4,634,000 senior secured notes payable described in Note 10 were financed by National.  National obtained its financing through the ESOP.  Our interest costs, financing expenses and principal payments with National are consistent with National and the ESOP=s terms with their respective lenders.  We also have agreed to guarantee $7,564,000 of additional debt of National and the ESOP that is not reflected in our consolidated financial statements.  See Note 13 for additional information on guarantees.

In May 2004, we repaid in full our senior notes in the approximate amount of $1,486,000.

During 1991, we borrowed $10,000,000 from National.  The term note payable requires quarterly interest payments at 8.5%.  The entire principal is due at maturity in 2008.

Payroll and Related Services--

The personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National through their participation in the ESOP.  National provides payroll services, provides employee fringe benefits, and maintains certain liability insurance.  We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs.  Such costs totaling approximately $302,862,000, $285,000,000, and $276,000,000 for 2006, 2005 and 2004, respectively, are reflected as salaries, wages and benefits in the accompanying consolidated statements of income.  The administrative fee paid to National for 2006, 2005, and 2004 was $2,700,000, $2,393,000, and $2,303,000, respectively.  As of December 31, 2006 National owes us $6,351,000 and at December 31, 2004, we owed National $1,181,000 as a result of the differences between interim payments for payroll and benefits services costs that we made during the respective year and such actual costs.  These receivables are included in (or netted against) notes receivable from National in the consolidated balance sheets.  National maintains and makes contributions to its ESOP for the benefit of eligible employees.

National=s Ownership of Our Stock--

At December 31, 2006 and 2005, National owns 1,238,924 shares (or approximately 9.9%) of our outstanding common stock.

Note 5 - Other Revenues and Income

Other revenues are outlined in the table below.  Revenues from insurance services include premiums for workers= compensation and professional and general liability insurance policies that our wholly-owned insurance subsidiaries have written for certain long-term health care centers to which we provide management or accounting services. Revenues from management and accounting services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers.  AOther@ revenues include non-health care related earnings.

(in thousands)
Year ended December 31,	2006	2005	2004

Insurance services	$18,814	$23,585	$19,685
Management and accounting service fees	16,420	24,684	20,504
Guarantee fees	14	296	36
Advisory fees from NHI	C	C	2,288
Advisory fees from Management Advisory Source, LLC	1,313	1,250	C
Advisory fees from NHR	525	508	419
Dividends and other realized gains on securities	5,983	3,642	3,439
Equity in earnings of unconsolidated investments	4,300	225	344
Interest income	9,954	7,005	6,325
Rental income	2,619	3,664	4,376
Loss on disposal of assets	(138)	(340)	(1,483)
Other	1,450	1,266	1,225
	$61,253	$65,785	$57,158

Management Fees from National--

We have managed long-term care centers for National since 1988 and we currently manage five centers.  See Note 4 to the Consolidated Financial Statements regarding our relationship with National.

During 2006, 2005 and 2004, National paid and we recognized approximately $29,000, $867,000 and $2,407,000, respectively, of management fees and interest on management fees, which amounts are included in management and accounting service fees.  Unrecognized management fees from National total $12,936,000, $10,775,000, and $8,908,000 at December 31, 2006, 2005 and 2004, respectively.  We have recognized approximately $25,504,000 of management fees and interest from these centers since 1988.

The unpaid fees from these five centers, because the amount collectable could not be reasonably determined when the management services were provided, and because we cannot estimate the timing or amount of expected future collections, will be recognized as revenues only when fixed or determinable and collectibility of these fees can be reasonably assured.  Under the terms of our management agreement with National, the payment of these fees to us may be subordinated to other expenditures of the five long-term care centers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the five centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Management Fees from NHI--

NHI in the past operated certain long-term health care centers on which it had foreclosed, accepted deeds in lieu of foreclosure or otherwise obtained possession of the related assets.  NHI engaged us to manage these foreclosure properties from 2000 through 2004.  During 2004 or prior, NHI sold or closed all of these properties and NHC now manages for others the properties that continue to operate.

During 2006, 2005, and 2004, we recognized $-0-, $8,500,000, and $1,480,000, respectively, of management fees from long-term care centers owned by NHI, which amounts are included in management and accounting service fees.  Unrecognized and unpaid management fees from NHI total $5,040,000, $5,040,000 and $13,540,000 at December 31, 2006, 2005 and 2004, respectively.  We collected a total of approximately $11,642,000 management fees over the terms of our agreements with NHI.  Under the terms of our management agreements, the receipt of payment for these fees was subordinated to other expenditures of the long-term care centers managed.  Consistent with our policy, we will recognize these unrecognized fees as revenue only if realized.  Because we discontinued services to these centers in 2004, the likelihood of collection of the unrecognized and unpaid amount at December 31, 2006 is considered to be remote.

Management Fees from Nursing Centers Formerly Owned by NHI

  We continue to manage 18 long-term care centers that were previously owned by NHI, as described above.  During 2006, 2005 and 2004, we recognized $2,792,000, $2,662,000 and $3,657,000, respectively, of management fees and interest from these 18 long-term care centers.  Unrecognized and unpaid management fees from these centers total $3,628,000, $3,961,000 and $1,103,000 at December 31, 2006, 2005 and 2004, respectively.  We have recognized approximately $10,310,000 of management fees and interest from these centers since 2002.

Of the total 18 centers managed, the management fee revenues from eight centers were currently paid and recognized on the accrual method in 2006.  The fees from the remaining ten centers, because of insufficient historical collections and the lack of expected future collections, are recognized only when realized.  Under the terms of our management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care providers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Accounting Service Fees and Rental Income from Florida Centers--

During 2006, 2005, and 2004, we recognized $6,121,000, $5,220,000, and $5,274,000, respectively, of accounting services fees from long-term health care centers in Florida that we previously operated or managed.  Amounts recognized are included in management and accounting service fees.

During 2006, 2005, and 2004, we also recognized $2,557,000, $3,250,000, and $3,543,000, respectively, of rental income from the divested operations of long-term health care centers in Florida related to our two owned facilities and the furniture, fixtures and leasehold improvements of 13 other facilities previously leased from NHI and NHR.  These amounts are included in rental income.

Discontinued Management Agreement--

Effective December 31, 2006, our contract to manage a 176-bed long-term care center in Aiken, South Carolina was terminated when the County of Aiken, South Carolina completed the sale of the facility to a third party.  We earned approximately $500,000 in 2006 in management fee revenues from the facility.

Note 6 - Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.  Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

(dollars in thousands, except per share amounts)
Year Ended December 31,	2006	2005	2004

Basic:
Weighted average common shares	12,294,730	12,240,423	11,674,901
Net income	$ 36,740	$ 28,635	$ 23,972
Earnings per common share, basic	$ 2.99	$ 2.34	$ 2.05

Diluted:
Weighted average common shares	12,294,730	12,240,423	11,674,901
Options	591,441	549,571	606,280
Assumed average common shares outstanding	12,886,171	12,789,994	12,281,181

Net income	$ 36,740	$ 28,635	$ 23,972
Earnings per common share, diluted	$ 2.85	$ 2.24	$ 1.95

Note 7 - Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
December 31,	2006		2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
Marketable equity securities	$26,059	$65,771	$26,059	$51,556
U.S. government securities	1,821	1,799	2,119	2,104
Corporate bonds fund	5,000	5,028	C	C
	$32,880	$72,598	$28,178	$53,660

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)
December 31,	2006			2005
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common	1,405,642	$18,144	$46,386	1,405,642	$18,144	$36,490
NHR Common	363,200	3,045	8,717	363,200	3,045	6,745

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

(in thousands)
December 31,	2006		2005
		Fair		Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$ 500	$ 499	$ 525	$ 523
1 to 5 years	1,321	1,300	1,594	1,581
No stated maturity	5,000	5,028	C	C
	$6,821	$6,827	$2,119	$2,104

Gross unrealized gains related to available for sale securities are $39,740,000 and $25,497,000 as of December 31, 2006 and 2005, respectively.  Gross unrealized losses related to available for sale securities are $22,000 and $15,000 as of December 31, 2006 and 2005, respectively.

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2006, 2005 and 2004 were $46,892,000, $2,431,000, and $300,000, respectively.  Gross investment gains of $1,457,000, $8,000, and $-0- were realized on these sales during the years ended December 31, 2006, 2005 and 2004, respectively.

Note 8 - Property and Equipment

Property and equipment, at cost, consists of the following:

(in thousands)	December 31,
	2006	2005
Land	$ 11,129	$ 10,656
Leasehold improvements	89,948	73,963
Buildings and improvements	42,043	39,765
Furniture and equipment	98,156	93,856
Construction in progress	15,491	7,688
	$256,767	$225,928

At December 31, 2006, we have obligations to complete construction of approximately $9,775,000.

Note 9 - Notes Receivable

At December 31, 2006, we have notes receivable from National of approximately $16,351,000.

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

On June 30, 2006, we collected a note receivable in the amount of $7,309,000 which had previously been written off in 1994.  The collection is reported as a recovery of notes receivable in the consolidated statement of income.

In March, 2005, we recorded a $1,000,000 writedown of a note receivable due from a 120 bed long-term health care center in Missouri that we manage.  The writedown was recorded as a result of the lack of increase in reimbursement rates and a resulting decline in the cash flows of the center.  The center has not made a principal payment on this note since December 31, 2001.  Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, AAccounting by Creditors for Impairment of a Loan - an Amendment of FASB Statement No. 5 and 15@, we concluded that  the writedown of $1,000,000 was required.

Note 10 - Long-Term Debt, Debt Serviced by Other Parties and Lease Commitments

Long-Term Debt and Debt Serviced by Other Parties--

Long-term debt and debt serviced by other parties consist of the following:

(dollars in thousands)	Weighted
	Average
	Interest Rate	Maturities	Long-Term Debt
December 31,			2006	2005

Senior notes, secured, principal	variable,
and interest payable quarterly	5.6%	2008	$ 2,113	$ 4,634

Notes and other obligations,
principal and interest payable	variable,
periodically	5.43%	2007-2017	535	1,395

Unsecured term note payable
to National, interest payable
quarterly, principal payable at
maturity	8.5%	2008	10,000	10,000
			12,648	16,029
Less current portion			(2,267)	(2,461)
			$10,381	$13,568

As we are a direct obligor on the senior notes, it has been reflected in the table above as liabilities owed by us to the holders of the debt instruments rather than as liabilities owed to National and the ESOP.

Of the $535,000 notes and other obligations, $519,000 is owed to National.  The note is secured by NHC=s headquarters building.

The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 2006 are as follows:

Long-Term
Debt

2007	$ 2,267
2008	10,381
Thereafter	C
Total	$12,648

Through a guarantee agreement, as discussed in Note 13, our $2,113,000 senior secured notes have cross-default provisions with other debt of National.  Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and stockholders= equity by us and by National.  All such covenants have been met by us and we believe that National is in compliance with or has obtained waivers or amendments to remedy all events of non-compliance with the covenants as of December 31, 2006.

Construction Commitments--

NHC has entered into agreements to complete construction of leasehold improvements at various long-term health care facilities at December 31, 2006.  We remain obligated in the amount of approximately $9,695,000 on construction contracts.

Lease Commitments--

Operating expenses for the years ended December 31, 2006, 2005, and 2004 include expenses for leased premises and equipment under operating leases of $40,310,000, $42,049,000, and $41,034,000, respectively.  See Notes 2 and 3 for the approximate future minimum rent commitments on non-cancelable operating leases with NHR and NHI.

Note 11 - Income Taxes

The provision for income taxes is comprised of the following components:

(in thousands)
Year Ended December 31,	2006	2005	2004
Current Tax Provision
Federal	$16,993	$18,363	$14,136
State	2,266	2,216	2,632
	19,259	20,579	16,768
Deferred Tax Benefit
Federal	(1,494)	(2,249)	(628)
State	(226)	(275)	(57)
	(1,720)	(2,524)	(685)
Income Tax Provision	$17,539	$18,055	$16,083

The deferred tax assets and liabilities, at the respective income tax rates, are as follows:

(in thousands)
December 31,	2006	2005
Current deferred tax asset:
Allowance for doubtful accounts receivable	$ 1,493	$ 1,396
Accrued expenses	5,418	5,875
	6,911	7,271
Current deferred tax liability:
Unrealized gains on marketable securities	(15,888)	(10,194)
Other	(1,055)	(932)
	(16,943)	(11,126)
Net current deferred tax liability	$(10,032)	$ (3,855)

Noncurrent deferred tax asset:
Financial reporting depreciation in excess of tax depreciation	$ 10,193	$ 8,296
Deferred gain on sale of assets	4,879	4,958
Guarantee obligation	2,950	2,950
Stock-based compensation	924	C
Other	(54)	486
Net noncurrent deferred tax asset	$ 18,892	$16,690

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

(in thousands)
Year Ended December 31,	2006	2005	2004
Tax provision at statutory rates:
Federal	$18,998	$16,369	$13,462
State, net of federal benefit	2,140	1,977	2,575
	21,138	18,346	16,037

Tax exempt interest	(388)	(390)	(117)
Nondeductible expenses	128	99	163
Insurance expense	887	C	C
Other, net	(21)	C	C

Noncurrent tax contingency reserve reduction:
Federal	(3,475)	C	C
State, net of federal benefit	(730)	C	C
	(4,205)	C	C
Effective tax expense	$17,539	$18,055	$16,083

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price.  During 2006, 2005 and 2004, $1,343,000, $207,000, and $6,359,000, respectively, attributable to the tax benefit of stock options exercised, was credited to additional paid-in capital.

We experienced a one-time benefit of $4,205,000 in the fourth quarter of 2006 from the reversal of previously accrued taxes related to changed facts and circumstances, issue resolutions, and statute of limitation expirations concerning positions taken in our tax returns.  We are no longer subject to federal and state examinations by tax authorities for years before 2003.  Currently there are no federal or state returns under examination.

We believe that our reserves reflect the most probable outcome of known tax contingencies.  Our tax reserves are presented in the consolidated balance sheet within Other Noncurrent Liabilities except for amounts relating to items we expect to pay within one year which are within other current liabilities.

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

Note 12 - Stock Option Plan

Our shareholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (the APlan@) which provides for the grant of stock options to key employees, directors and non-employee consultants.  Under the Plan, the Compensation Committee of the Board of Directors (Athe Committee@) has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option (AISO@), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding.  The exercise price of any ISO=s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years.  The exercise price of any non-qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

Under the Plan, options issued to non-employee directors are granted automatically on the date of our annual shareholder meeting, vest immediately upon grant and have a maximum five year term.  Options issued to employees in 2000 vest over a six year period and have a maximum six year term.  Options issued to employees in 2004 vest over a five year period and have a maximum five year term.

The fair value of each option award is estimated on the grant date, using the Black-Scholes option valuation model with the weighted average assumptions indicated in the following table.  Generally, awards are subject to cliff vesting.  Each grant is valued as a single award with an expected term based upon expected participants and termination behavior.  Compensation cost is recognized over the requisite service period in a manner consistent with the option vesting provisions.  The straight-line attribution method requires that compensation expense is recognized at least equal to the portion of the grant-date fair value that is vested at that date.  The expected volatility is derived using daily historical data for periods immediately preceding the date of grant.  The risk-free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant.  The expected life is an estimate of the number of years an option will be held before it is exercised.

	December 31
	2006	2005	2004
Risk-free interest rate	4.77%	3.81%	3.58%
Expected volatility	27.2%	29.3%	34.0%
Expected life, in years	2.6 years	5 years	5 years
Expected dividend yield	1.98%	2.79%	2.76%
Expected forfeiture rate	1.48%	0.00%	0.00%

The following table summarizes option activity:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Options outstanding at December 31, 2003	587,500	5.04	C
Options granted	1,298,000	21.18	C
Options exercised	(479,500)	3.13	C
Options forfeited	(23,000)	6.53	C
Options outstanding at December 31, 2004	1,383,000	20.83	C
Options granted	90,000	33.24	C
Options exercised	(25,000)	18.11	C
Options forfeited	(17,000)	14.72	C
Options outstanding at December 31, 2005	1,431,000	21.72	C
Options granted	122,394	42.33	C
Options exercised	(239,174)	24.33	C
Shares cancelled	(22,901)	3,813	C
Options forfeited	(2,140)	37.00	C
Options outstanding at December 31, 2006	1,289,179	23.13	$41,343,000
Options exercisable	250,000	$32.40	$5,699,000

Options			Weighted Average
Outstanding		Weighted Average	Remaining Contractual
December 31, 2006	Exercise Prices	Exercise Price	Life in Years

1,079,179	$17.25 to $20.90	$20.83	2.2
210,000	$27.01 to $44.25	$34.95	3.4
1,289,179

At December 31, 2006, 250,000 options outstanding are exercisable.  Exercise prices on the options range from $17.25 to $44.25.  The weighted average remaining contractual life of options outstanding at December 31, 2006 is 2.4 years.  The total intrinsic value of shares exercised during the twelve months ended December 31, 2006 was $7,832,000.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions.  The plan allows employees to terminate participation at any time.

Our policy is to issue new shares to satisfy share option exercises.  In May 2005, our shareholders approved the 2005 National HealthCare Corporation Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan.  We have reserved 884,473 shares of common stock for issuance under these plans.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(revised 2004), AShare-Based Payment@ (ASFAS 123(R)@), using the modified prospective application transition method.  Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, AAccounting for Stock-Based Compensation (ASFAS 123@), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date.  Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, AAccounting for Stock Issued to Employees@ (AAPB 25@) and related interpretations in accounting for our employee stock benefit plans.  Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.  Results for prior periods have not been restated.

As a result of adopting SFAS 123(R), NHC recognized $2,309,000 of compensation expense for the year.  At December 31, 2006, SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $3,357,000 for the twelve months ended December 31, 2006.  No share based compensation cost was capitalized during the current period.  The total compensation cost related to non-vested awards not yet recognized is $2,478,000 and the weighted average period over which it is to be recognized is 2.3 years.

Note 13 - Contingencies and Guarantees

Self Insurance

We have assumed certain self-insurance risks related to health insurance, workers= compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $76,471,000 and $70,290,000 at December 31, 2006 and 2005, respectively.  This liability is classified as current based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets.  The amounts are subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Workers= Compensation

For workers= compensation, we utilize a wholly-owned Tennessee domiciled property/casualty insurance company to write coverage for NHC affiliates and for third-party customers.  Policies are written for a duration of twelve months and cover only risks related to workers= compensation losses.  All customers are companies which operate in the long-term care industry.  Business is written on both an assumed and a direct basis.  For the business written on an assumed basis the insurance company assumes only the first $750,000 of losses for each claim.  For direct business, coverage is written for statutory limits and the insurance company=s losses in excess of $500,000 per claim are covered by reinsurance.

For these insurance operations, the premium revenues reflected in the financial statements as AOther revenues@ for 2006, 2005 and 2004, respectively, are $9,481,000, $13,554,000, and $12,996,000.  Associated losses and expenses reflected in the financial statements as AOther operating costs and expenses@ are $219,000, $2,017,000, and $4,292,000 for 2006, 2005 and 2004, respectively.

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2006, we and/or our managed centers are currently defendants in 64 such claims covering the years 1995 through December 31, 2006.   Fourteen of the 64 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the fourteen Florida suits, seven suits relate to events before and seven suits relate to events after our cessation of business in Florida.  These latter seven suits assert allegations of continued exposure even after we ceased operations.

When bids were solicited for third party professional liability insurance coverage for 2002, only two companies would quote coverage.  Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned licensed captive insurance company, incorporated in the Cayman Islands, for the purpose of managing the Company=s losses related to these risks.  Thus, for years 2002-2006, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned insurance company.  Policies are written for a duration of twelve months.

Our coverages for all years include both primary policies and excess policies. Commending with 2002, deductibles were eliminated with first dollar coverage being provided through the wholly-owned insurance company.  The excess coverage is provided by a third party insuror for 2002.

For 2003-2006, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $12.0 million, $14.0 million, and $14.0 million, respectively.  There is a $7.5 million annual excess aggregate applicable to each year.

For these professional liability insurance operations, the premium revenues reflected in the financials as AOther revenues@ for 2006, 2005 and 2004, respectively, are $3,823,000, $4,095,000, and $3,852,000.  Associated losses and expenses including those for self-insurance are included in the financial statements as AOther operating costs and expenses@.  These costs total $6,320,000, $4,271,000, and $15,703,000 for 2006, 2005 and 2004, respectively.

Nashville Fire

On September 25, 2003, a tragic fire occurred on the second floor of a skilled nursing facility located in Nashville, Tennessee operated by one of our limited liability company subsidiaries.  While the concrete and steel constructed facility complied with applicable fire safety codes, the building was not equipped with fire sprinklers.  Although the fire was predominantly confined to a patient=s room, extensive smoke filled the area and caused injuries to other patients despite aggressive efforts to evacuate these patients by NHC employees, fire department personnel and other volunteers.  There were sixteen patient deaths subsequent to the fire, an undetermined number of which may be related to the events of September 25, 2003.

The fire produced extensive media coverage, specifically focused on the fact that health care centers, including hospitals, constructed prior to 1994 are not required by Tennessee law or regulations to be fully sprinkled if constructed with fire resistant materials.  Irrespective of code standards, we undertook to install fire sprinklers in all of owned and leased long-term care centers, which installation is now completed.  We proactively sought to resolve any questions and/or losses with patients and their families.  Of a total of 32 lawsuits filed against us, all have been settled, the last two cases being settled in November, 2006.

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

Consistent with the provisions of SFAS 5, we accrued for probable and estimatible losses related to the Nashville fire and included our estimates of these losses in accrued risk reserves in the consolidated balance sheets.  All such estimates are adjusted to actual results when outcomes are known.

Debt Guarantees--

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities.  Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $11,052,000 at December 31, 2006 and include $5,155,000 of debt of managed and other long-term health care centers and $5,897,000 of debt of National and the ESOP.

The $5,155,000 of guarantees of debt of managed and other long-term health care centers relates to  debt obligations of seven long-term health care centers to which we provide management or accounting services.  We have agreed to guarantee these obligations in order to obtain management or accounting services agreements.  For this service, we charge an annual guarantee fee of 0.5% to 2.0% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee.  All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $5,897,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions.  The total outstanding balance of National and the ESOP=s obligations under these senior secured notes is $8,010,000.  Of this obligation, $2,113,000 has been included in our debt obligations because we are a direct obligor on this indebtedness.  The remaining $5,897,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP.  Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingency purchase agreement has been removed.

The $2,133,000 of senior secured notes payable and the $5.897,000 guarantee described above have cross-default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

As of December 31, 2006, our maximum potential loss related to the aforementioned debt guarantees and financial guarantees is $11,052,000 which is the outstanding balance of our guarantees.  We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.

Note 14 - Disclosures about Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  We calculate the fair values of other financial instruments based upon our estimate of current industry conditions and relevant factors.  At December 31, 2006 and 2005, there were no material differences between the carrying amounts and fair values of NHC=s financial instruments.

To meet the reporting requirements of Statements of Financial Accounting Standards No. 107, ADisclosures About Fair Value of Financial Instruments@, we calculate the fair value of financial instruments using discounted cash flow techniques.  At December 31, 2006 and 2005, there were no material differences between the carrying amounts and fair values of our financial instruments.

Note 15 - Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Revenues	$136,951	$140,669	$143,768	$141,570
Net Income	5,420	10,363	9,271	11,686
Basic Earnings Per Share	.44	.84	.75	.95
Diluted Earnings Per Share	.42	.80	.71	.91

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Revenues	$130,715	$134,330	$137,723	$139,613
Net Income	4,914	5,908	7,967	9,846
Basic Earnings Per Share	.40	.48	.65	.80
Diluted Earnings Per Share	.39	.46	.62	.77

In the fourth quarter of 2006, we recorded $3,928,000 of net favorable cost report settlements.  In addition, we experienced a one-time benefit of $4,025,000 in the fourth quarter of 2006 from the reversal of previously accrued taxes related to changed facts and circumstances, issue resolutions, and statute of limitation expirations concerning positions taken in our tax returns.  We are no longer subject to federal and state examinations by tax authorities for years before 2003.

Note 16 - Purchase of Healthcare Center

On March 1, 2006, we purchased for $5,400,000 a 200 bed health care center located in Town & Country, Missouri.  The health care center was purchased from SeniorTrust of Murfreesboro, Tennessee.  NHC has been managing the center since 2001.  NHC provides management and/or accounting services for nine centers owned by SeniorTrust and located in Kansas, Missouri and Tennessee.  The operating results for the acquired healthcare center are included in the 2006 consolidated statement of income from the acquisition date.  Pro forma disclosure related to the acquisition is not material.

Note 17.  Proposed Merger Agreement Between National HealthCare Corporation and National Health Realty, Inc.

On December 20, 2006, National HealthCare Corporation and its wholly-owned subsidiaries, NHC/OP, L.P. and Davis Acquisition Sub LLC and National Health Realty, Inc., entered into an Agreement and Plan of Merger (the AMerger Agreement@).  Pursuant to the Merger Agreement and subject to receipt of the required stockholder vote, National Health Realty, Inc. will consolidate with its wholly-owned subsidiary New NHR, Inc., as the result of which a new Maryland corporation (the AConsolidated Company@) will be formed.  Subject to the receipt of the required stockholder vote, regulatory approval and consummation of certain other transactions specified in the Merger Agreement, the Consolidated Company will be merged with and into Davis Acquisition Sub LLC (the AMerger@) which will continue as a wholly-owned subsidiary of NHC/OP, L.P. and shall succeed to and assume all the rights and obligations of the Consolidated Company.

Pursuant to the merger agreement, each outstanding common share of NHR not owned by Davis Acquisition Sub LLC, NHC/OP, L.P., or NHC, will be converted into the right to receive one share of NHC Series A Convertible Preferred Stock, plus $9.00 in cash.  Each share of the Preferred Stock will be entitled to cumulative annual preferred dividends of $0.80 per share and will have a liquidation preference of $15.75 per share.  The Preferred Stock will be listed on the American Stock Exchange and will be convertible at any time at the option of the holder into 0.24204 shares of National HealthCare Corporation common stock, subject to adjustment.  The transaction will require cash of approximately $90,000,000.  In addition to NHC=s operating cash, we may borrow from our captive insurance company subject to regulatory requirements or sell marketable securities.

It is expected that both National HealthCare Corporation and National Health Realty, Inc. will hold special meetings of each company=s shareholders at a future date to consider matters related to the Merger Agreement and that a joint proxy statement/prospectus will be issued by the companies.

The board of directors of NHC has approved the Merger Agreement and the Merger and has determined that the Merger is in the best interest of NHC shareholders. The board believes that the combined company will provide the present shareholders of NHC with a more focused and efficient corporation whose interests are more closely aligned with those of its shareholders.  Furthermore, we believe that the Merger will (i) provide NHC with a larger asset and equity base that is anticipated to enhance NHC=s future growth and prospects for long-term increased in stockholder value, (ii) provide NHC with greater operating flexibility to renovate and expand its facilities; (iii) free NHC management from the burden of having to manage two publicly traded companies, and allow NHC management to devote more time to the management of NHC=s core business operations;  (iv) negate the possibility that NHR could be acquired by a competitor of NHC; and (v) broaden NHC=s access to debt financing sources.  Following the merger, NHC will no longer be required to make lease payments to NHR.  Assuming the continuation of current operating trends, the elimination of such required lease payments will result in a substantial increase in the annual recurring free cash flow of NHC, even after providing for the preferred dividends which NHC will be required to pay on the Preferred Stock.  In addition, the merger will eliminate the financial uncertainty that resulted from the periodic negotiation and renegotiation of the leasing terms of the properties that NHR leased to NHC.  Due to recent changes with respect to the taxation of corporate dividends, the merger is now feasible from a U.S. federal tax perspective.  Because of a change in the U.S. federal tax law which reduced the tax rate applicable to dividends paid to stockholders of C corporations such as NHC, the relative tax advantages of operating NHR=s business under the REIT structure have been greatly reduced.

Completion of the Merger is subject to Hart-Scott-Rodino anti-trust review and approval by shareholders of National HealthCare Corporation of the NHC Proposal and shareholders of National Health Realty, Inc. of the NHR Proposal.  There can be no assurance that such approvals will be granted.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2006, the president and principal accounting officer of the Company have concluded that the Company=s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC=s rules and instructions for Form 10-K.

MANAGEMENT=S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).   We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (ACOSO@) in Internal Control-Integrated Framework.  We have concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

We have audited management's assessment, included in the accompanying Management=s Report on Internal Control Over Financial Reporting, that National HealthCare Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  National HealthCare Corporation and Subsidiaries= management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that National HealthCare Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway, Commission (COSO). Also in our opinion, National HealthCare Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National HealthCare Corporation and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders= equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee

March 16, 2007

Changes in Internal Control - There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely  to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information in our definitive 2007 proxy statement set forth under the caption Directors and Executive Officers of Registrant is hereby incorporated by reference.

Item 11.  Executive Compensation.

The information in our definitive 2007 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in our definitive 2007 proxy statement set forth under the caption Voting Securities and Principal Owners is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information in our definitive 2007 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services.

The information in our definitive 2007 proxy statement set forth under the caption Committee Reports is hereby incorporated by reference.

PART IV

Item 15.  Exhibits, Financial Statements and Financial Statement Schedules.

The following documents are filed as a part of this report:

(a)

(1)

Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)

Financial Statement Schedules:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

The audits referred to in our report dated March 16, 2007 relating to the consolidated financial statements of National HealthCare Corporation, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company=s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Nashville, Tennessee

March 16, 2007

NATIONAL HEALTHCARE CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance-	Charged to	Charged
	Beginning	Costs and	to other		Balance-End
Description	of Period	Expenses	Accounts	Deductions(1)	of Period

For the year ended December 31, 2004
Allowance for doubtful accounts	$ 6,751	$ 2,175	$ C	$4,033	$ 4,893
Accrued risk reserve	$43,953	$18,401	$ C	$ C	$62,354

For the year ended December 31, 2005
Allowance for doubtful accounts	$ 4,893	$ 2,641	$ C	$1,433	$ 6,101
Accrued risk reserve	$62,354	$ 7,936	$ C	$ C	$70,290

For the year ended December 31, 2006
Allowance for doubtful accounts	$ 6,101	$ 27	$ C	$1,257	$ 4,873
Accrued risk reserve	$70,290	$ 6,181	$ C	$ C	$76,471

__________
(1) Amounts written off, net of recoveries.

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

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert G. Adams	/s/ Richard F. LaRoche, Jr.
Robert G. Adams	Richard F. LaRoche, Jr.
Chief Executive Officer	Director

/s/ W. Andrew Adams	/s/ Donald K. Daniel
W. Andrew Adams	Donald K. Daniel
Director	Senior Vice President and Controller
Principal Accounting Officer
(Principal Financial Officer)

/s/ Ernest G. Burgess	/s/ Lawrence C. Tucker
Ernest G. Burgess	Lawrence C. Tucker
Director	Director

/s/ J. Paul Abernathy	/s/ Emil E. Hassan
J. Paul Abernathy	Emil E. Hassan
Director	Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2006
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location
3.1	Charter	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

3.2	By-laws	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

10	Material Contracts	Incorporated by reference from Exhibits 10.1
thru 10.9 attached to Form S-4, (Proxy
Statement-Prospectus), as amended, Registration
No. 333-37185 (December 5, 1997)

10.11	Employee Stock Purchase Plan	Specifically incorporated by reference to Exhibit
A attached to Form S-4), Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

10.12	1997 Stock Option Plan	Incorporated by reference from 1997 Proxy
Statement/Prospectus filed on December 5, 1997

10.13	2004 Non-Qualified Stock Option Plan	Incorporated by reference from 2005 Proxy
Statement filed on March 28, 2005

10.14	2005 Stock Option, Employee Stock Pur-	Incorporated by reference from 2005 Proxy
	chase, Physician Stock Purchase and Stock	Statement filed on March 28, 2005
Appreciation Rights Plan

10.15	Amendment No. 1 to Master Operating Lease	Incorporated by reference to Exhibit 10.15
	between NHR/OP, L.P. and National	from 2005 Form 10-K filed March 16, 2006
HealthCare Corporation

10.16	Amendment No. 2 to Master Operating Lease	Incorporated by reference to Exhibit 10.16
	between NHR/OP, L.P. and National	from 2005 Form 10-K filed March 16, 2006
HealthCare Corporation

10.17	Amendment No. 3 to Master Operating Lease	Incorporated by reference to Exhibit 10.17

	between NHR/OP, L.P. and National	from 2005 Form 10-K filed March 16, 2006
HealthCare Corporation

10.18	Amendment No. 4 to Master Operating Lease	Incorporated by reference to Exhibit 10.18
	between NHR/OP, L.P. and National	from 2005 Form 10-K filed March 16, 2006
HealthCare Corporation

10.19	Amendment No. 1 to Master Agreement to Lease	Incorporated by reference to Exhibit 10.19
	between National Health Investors, Inc. and	from 2005 Form 10-K filed March 16, 2006
National HealthCorp L.P.

10.20	Amendment No. 2 to Master Agreement to Lease	Incorporated by reference to Exhibit 10.20
	between National Health Investors, Inc. and	from 2005 Form 10-K filed March 16, 2006
National HealthCare L.P.

10.21	Amendment No. 3 to Master Agreement to Lease	Incorporated by reference to Exhibit 10.21
	between National Health Investors, Inc. and	from 2005 Form 10-K filed March 16, 2006
National HealthCare L.P.

10.22	Amendment No. 4 to Master Agreement to Lease	Incorporated by reference to Exhibit 10.22
	between National Health Investors, Inc. and	from 2005 Form 10-K filed March 16, 2006
National HealthCare L.P.

10.23	Amendment No. 5 to Master Agreement to Lease	Incorporated by reference to Exhibit 10.23
	between National Health Investors, Inc. and	from 2005 Form 10-K filed March 16, 2006
National HealthCare Corporation

14	Code of Ethics	Filed Herewith

21	Subsidiaries of Registrant	Specifically incorporated by reference to Exhibit
A attached to Form S-4, (Proxy Statement-
Prospectus), amended, Registration No. 333-
37185, (December 5, 1997)

23	Consent of Independent Registered Public	Filed Herewith
Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section	Filed Herewith
1350 by Chief Executive Officer and
Principal Accounting Officer