Form 10-Q
period 2007-03-31
NATIONAL HEALTHCARE CORP
filed 2007-05-04
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ____________

Commission file number 001–13489

NATIONAL HEALTHCARE CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	52–2057472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

100 Vine Street
Murfreesboro, TN 37130
(Address of principal executive offices)
(Zip Code)

(615) 890–2020
Registrant=s telephone number, including area code

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by Section 13 or 15(d), of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes : No. 9

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer (as defined in Rule 12b02 of the Exchange Act.)
Large accelerated filer 9 Accelerated filer : Non–accelerated filer 9

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b–2 of the Exchange
Act). Yes 9 No :

12,538,327 shares of common stock were outstanding as of April 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 133,480	$ 123,336
Other revenues	13,024	13,615
Net revenues	146,504	136,951

COSTS AND EXPENSES:
Salaries, wages and benefits	79,174	73,724
Other operating	41,828	40,269
Rent	10,523	10,292
Depreciation and amortization	3,756	3,414
Interest	276	277
Total costs and expenses	135,557	127,976

INCOME BEFORE INCOME TAXES	10,947	8,975

INCOME TAX PROVISION	(3,907)	(3,555)

NET INCOME	$ 7,040	$ 5,420

EARNINGS PER SHARE:
Basic	$ .56	$ .44
Diluted	$ .54	$ .42

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,526,231	12,281,862
Diluted	12,992,219	12,911,769

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31	December 31
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 57,246	$ 50,678
Restricted cash	101,564	95,970
Marketable securities	68,401	70,799
Restricted marketable securities	1,808	1,799
Accounts receivable, less allowance for
doubtful accounts of $6,023 and $4,873, respectively	60,971	63,712
Notes receivable	189	189
Inventory at lower of cost (first–in,
first–out method) or market	6,468	6,377
Prepaid expenses and other assets	1,973	1,087
Total current assets	298,620	290,611

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	261,780	256,767
Less accumulated depreciation and amortization	(134,555)	(130,564)
Net property and equipment:	127,225	126,203

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	108	101
Goodwill, net	3,033	3,033
Unamortized financing costs, net	22	32
Notes receivable	10,020	10,099
Notes receivable from National	9,983	16,351
Deferred income taxes	30,757	18,892
Minority equity investments and other	7,529	6,155
Total other assets	61,452	54,663

Total assets	$487,297	$471,477

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2006 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS= EQUITY

	March 31	December 31
	2007	2006
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long–term debt	$ 2,094	$ 2,267
Trade accounts payable	11,040	11,823
Accrued payroll	38,218	43,740
Amounts due to third–party payors	11,564	11,780
Accrued risk reserves	80,058	76,471
Deferred income taxes	8,137	10,032
Other current liabilities	13,452	10,168
Dividends payable	2,255	2,248
Accrued interest	224	19
Total current liabilities	167,042	168,548

LONG–TERM DEBT, LESS CURRENT PORTION	10,000	10,381
OTHER NONCURRENT LIABILITIES	22,260	11,586
DEFERRED LEASE CREDIT	5,755	6,058
DEFERRED REVENUE	28,163	25,762
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREHOLDERS= EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,528,227 and 12,275,693 shares,
respectively, issued and outstanding	125	125
Capital in excess of par value	94,435	93,751
Retained earnings (The March 31, 2007 amount includes an	135,366	129,681
increase of $900 for the cumulative effect of
implementing FIN 48. See Note 3)
Unrealized gains on marketable securities	24,151	25,585
Total shareholders= equity	254,077	249,142

Total liabilities and shareholders’ equity	$487,297	$471,477

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2006 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$ 7,040	$ 5,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,792	3,404
Provision for doubtful accounts receivable	388	388
Amortization of intangibles and deferred charges	10	11
Amortization of deferred income	(354)	(311)
Deferred income	2,669	2,885
Increase in restricted cash	(5,594)	(6,348)
Equity in earnings of unconsolidated investments	(1,175)	(52)
Deferred income taxes	(12,804)	(1,056)
Stock–based compensation	305	205
Changes in assets and liabilities:
Accounts (and other) receivables	2,354	(9,142)
Inventory	(91)	134
Prepaid expenses and other assets	(1,194)	(657)
Trade accounts payable	(783)	2,252
Accrued payroll	(5,522)	(8,008)
Amounts due to third party payors	(216)	302
Accrued interest	205	(56)
Other current liabilities and accrued risk reserves	6,871	6,609
Entrance fee deposits	(217)	174
Other noncurrent liabilities	11,574	—
Net cash provided by (used in) operating activities	7,258	(3,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment	(4,814)	(13,115)
Collections of notes receivable	6,447	1,062
Purchase of marketable securities	—	(5,001)
Distributions from unconsolidated investments	118	128
Net cash provided by (used in) investing activities	1,751	(16,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in minority interests in consolidated subsidiaries	(11)	89
Increase in bond reserve funds and other deposits	(7)	(96)
Tax benefit from exercise of stock options	62	131
Issuance of common shares	317	374
Dividends paid to shareholders	(2,248)	(1,837)
Payments on debt	(554)	(528)
Net cash used in financing activities	(2,441)	(1,867)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,568	(22,639)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,678	60,870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,246	$38,231
Supplemental Information:
Cash payments for interest	$ 71	$ 333
Cash payments for income taxes	$ 550	$ 801

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareholders= Equity
(in thousands, except share amounts)
(unaudited)

					Unrealized	Total Share–
	Common Stock		Paid in	Retained	Gains	holders=
	Shares	Amount	Capital	Earnings	on Securities	Equity

Balance at 12/31/05	12,275,693	$123	$84,431	$101,461	$17,044	$203,059

Net income	—	—	—	5,420	—	5,420
Unrealized gains on securities (net of tax of $255)	—	—	—	—	380	380
Total comprehensive income						5,800
Stock option compensation	—	—	205	—	—	205
Tax benefit from exercise of stock options	—	—	131	—	—	131
Shares sold – stock purchase plans (including 13,541
options exercised)	18,145	—	374	—	—	374
Dividends declared to common shareholders	—	—	—	(1,844)	—	(1,844)

Balance at 3/31/06	12,293,838	$123	$85,141	$ 105,037	$17,424	$207,725

Balance at 12/31/06	12,519,671	$125	$93,751	$129,681	$25,585	$249,142

Net income	—	—	—	7,040	—	7,040
Unrealized losses on securities (net of tax benefit of $956)	—	—	—	—	(1,434)	(1,434)
Total comprehensive income						5,606
Stock option compensation	—	—	305	—	—	305
Cumulative effect of adopting FIN 48 (See Note 3)	—	—	—	900	—	900
Tax benefit from exercise of stock options	—	—	62	—	—	62
Shares sold – stock purchase plans	8,556	—	317	—	—	317
Dividends declared to common shareholders	—	—	—	(2,255)	—	(2,255)

Balance at 3/31/07	12,528,227	$125	$94,435	$ 135,366	$24,151	$254,077

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

Note 1 – Consolidated Financial Statements

The unaudited financial statements to which these notes are attached include, in our opinion, all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation (ANHC@ or the ACompany@).  We assume that users of these interim financial statements have read or have access to the audited December 31, 2006 financial statements and Management=s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosures contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.  Our audited December 31, 2006 financial statements are available at our web site: www.nhccare.com.

Note 2.  Proposed Merger Agreement Between National HealthCare Corporation and National Health Realty, Inc.

On December 20, 2006, National HealthCare Corporation and its wholly–owned subsidiaries, NHC/OP, L.P. and Davis Acquisition Sub LLC and National Health Realty, Inc., entered into an Agreement and Plan of Merger (the AMerger Agreement@).  Pursuant to the Merger Agreement and subject to receipt of the required stockholder vote, National Health Realty, Inc. will consolidate with its newly formed wholly–owned subsidiary New NHR, Inc., as the result of which a new Maryland corporation (the AConsolidated Company@) will be formed.  Subject to the receipt of the required stockholder vote, regulatory approval and consummation of certain other transactions specified in the Merger Agreement, the Consolidated Company will be merged with and into Davis Acquisition Sub LLC (the AMerger@) which will continue as a wholly–owned subsidiary of NHC/OP, L.P. and shall succeed to and assume all the rights and obligations of the Consolidated Company.

Pursuant to the Merger Agreement, each outstanding common share of the Consolidated Company not owned by National HealthCare Corporation, Davis Acquisition Sub LLC or NHC/OP, L.P. will be converted into the right to receive one share of National HealthCare Corporation Series A Convertible Preferred Stock (the APreferred Stock@), plus $9.00 in cash.  Each share of the Preferred Stock will be entitled to cumulative annual preferred dividends of $0.80 per share and will have a liquidation preference of $15.75 per share.  The Preferred Stock will be listed on the American Stock Exchange and will be convertible at any time at the option of the holder into 0.24204 shares of National HealthCare Corporation common stock, subject to adjustment.

Completion of the Merger is subject to Hart–Scott–Rodino anti–trust review and approval by shareholders of National HealthCare Corporation of the NHC proposal and shareholders of National Health Realty, Inc. of the NHR proposal.  There can be no assurance that such approvals will be granted.

Note 3 – Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted the recognition and disclosure provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

As a result of adopting FIN 48, we reported a $900,000 increase to our January 1, 2007, balance of retained earnings and a decrease in our accruals for uncertain tax positions and related interest and penalties of a corresponding amount.  On January 1, 2007, we had $21,051,000 of unrecognized tax benefits payable, composed of $11,409,000 of deferred tax assets, $–0– of deferred tax liabilities, $4,117,000 of permanent differences, and $5,525,000 of accrued interest and penalties payable.  Unrecognized tax benefits payable of $4,117,000 at January 1, 2007, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits payable during the year ended December 31, 2007, except for the effect of the statute of limitations.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2003.  Currently, there are no U.S. federal or state returns under examination.

Note 4 – Relationship with National Health Investors, Inc.

On March 13, 2006, we announced an agreement with National Health Investors, Inc. (NHI) to end the use of NHC=s senior officers as advisors to NHI, effective on or about December 31, 2006.  NHC=s Board believes it to be in the best interest of NHC to accentuate its independence from NHI, its largest landlord.

Effective December 31, 2006, NHC’s agreement to provide services to NHI’s advisor was terminated.

Note 5 – Other Revenues

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

	Three Months Ended
	March 31
	2007	2006
	(in thousands)

Insurance services	$ 3,772	$ 5,099
Management and accounting service fees	3,333	3,582
Advisory fee from Management Advisory Source, LLC	—	328
Advisory fee from NHR	125	125
Dividends and other realized gains on securities	916	946
Equity in earnings of unconsolidated investments	1,175	52
Interest income	2,585	2,389
Rental income	643	741
Other	475	353
	$13,024	$13,615

During the first quarter of 2007 and 2006, National paid and we recognized approximately $-0- and $37,000, respectively, of management fees and interest on management fees, which amounts are included in management and accounting service fees above.

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

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

We continue to manage 18 long-term care centers that were previously owned by NHI.  During the first quarter of 2007 and 2006, we recognized $703,000 and $685,700, respectively, of management fees and interest from these 18 long-term care centers.

Of the total 18 centers managed, the management fee revenues from eight centers were currently paid and recognized on the accrual method in 2007 and 2006.  The fees from the remaining ten centers, because of insufficient historical collections and the lack of expected future collections, are recognized only when realized.  Under the terms of our management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care providers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Effective December 31, 2006, our contract to manage a 176–bed long–term care center in Aiken, South Carolina was terminated when the County of Aiken, South Carolina completed the sale of the facility to a third party.  We earned approximately $500,000 in 2006 in management fee revenues from the facility.

As disclosed in Note 4 to the Interim Condensed Consolidated Financial Statements, the advisory fee from Management Advisory Source, LLC shown in the table above was terminated effective December 31, 2006.

Note 6 – Guarantees and Contingencies

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of March 31, 2007, we and/or our managed centers are currently defendants in 62 such claims covering 1995 through March 31, 2007.  Fourteen of the 62 suits are in Florida, where we have not operated or managed long–term care providers since September 30, 2000. Of the 14 Florida suits, seven suits relate to events before and seven suits relate to events after our cessation of business in Florida.  These latter seven suits assert allegations of continued exposure even after we ceased operations.

In 2002 we established and capitalized a wholly–owned licensed liability insurance company.  Thus since 2002, insurance coverage for incidents occurring at all providers owned or leased and most providers managed by us is provided through this wholly–owned insurance company.

Our coverages for all years include both primary policies and umbrella policies. Commencing with 2002, deductibles were eliminated with first dollar coverage being provided through the wholly–owned insurance company, while the excess coverage was provided by a third party insurer.

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

Beginning in 2003 both primary professional liability insurance coverage and excess coverage is provided through our wholly–owned liability insurance company in the amount of $1 million per occurrence, $3 million per location with an aggregate primary policy limit of $11.0 million in 2003, $12.0 million in 2004 and $14.0 million in years 2005–2007.  There is a $7.5 million annual excess aggregate coverage applicable to each year.

For these professional liability insurance operations, the premium revenues reflected in our financial statements  as AOther revenues@ for the three months ended March 31, 2007 and March 31, 2006, respectively, are $867,000 and $775,000.  Associated losses and expenses including those for self–insurance are included in the financial statements as AOther operating costs and expenses@.  Related costs total $2,270,000 and $807,000 for the three months ended March 31, 2007 and March 31, 2006.

As a result of the terms of our insurance policies and our use of a wholly–owned insurance company, we have retained significant self–insured risk with respect to general and professional liability.  We use independent actuaries to assist management to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to exposures in excess of coverage limits, and we maintain reserves for these obligations.  It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

Under the terms of one of National’s debt obligations to financial institutions (total balance of $1,200,000 at March 31, 2007, none of which is our obligation), the lending institutions had the right to put the entire outstanding balance to National in March 2005.  Under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingency purchase agreement has been removed.

Debt Guarantees

In addition to our primary debt obligations, which are included in our condensed consolidated balance sheet, we have guaranteed the debt obligations of certain other entities.  Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $10,321,000 at March 31, 2007 and include $5,108,000 of debt of managed and other long–term health care centers and $5,213,000 of debt of National Health Corporation (ANational@) and the National Health Corporation Leveraged Employee Stock Ownership Plan (the AESOP@).

The $5,108,000 of guarantees of debt of managed and other long–term health care centers relate to first mortgage debt obligations of two long–term health care centers to which we provide management or accounting services.  We have agreed to guarantee these obligations in order to obtain management or accounting services agreements.  For this service, we charge an annual guarantee fee of 0.5% to 2.0% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee.  All of this guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $5,213,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions.  The total outstanding balance of National and the ESOP=s obligations under these senior secured notes is $6,907,000.  Of this obligation, $1,694,000 has been included in our debt obligations because we are a direct obligor on this indebtedness.  The remaining $5,213,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP.  Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingency purchase agreement has been removed.

As of March 31, 2007, our maximum potential loss related to the aforementioned debt is $10,321,000 which is the outstanding balance of our guarantee.  We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

Debt Cross Defaults

Through a guarantee agreement, our $1,694,000 senior secured notes and our $5,213,000 guarantee described above have cross–default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

Note 7 – Notes Receivable

During the three months ended March 31, 2005, we recorded a $1,000,000 writedown of a note receivable due from a 120 bed long–term health care center in Missouri that we manage.  The writedown was recorded as a result of the lack of increase in reimbursement rates, the cash flow of this center declined, and the center has not made a principal payment on this note since December 31, 2001.  Based on an analysis consistent with the provisions of Statement of Financial Accounting Standards No. 114, AAccounting by Creditors for Impairment of a Loan – an Amendment of FASB Statement No. 5 and 15@, we concluded that the writedown of $1,000,000 was required.  As of March 31, 2007, no further impairment charge is deemed necessary.

Note 8 – New Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections.  This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  Statement 154 also provides that (1) a change in method of depreciating or amortizing a long–lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a Arestatement@.  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of this pronouncement did not have a significant impact on the Company=s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, provides a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands the disclosures required for fair value measurements.  SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect this statement to have a material effect on our consolidated financial position, operating results or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value.  Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument–by–instrument basis.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected.  If we elect the fair value option provided for in this standard, we would adopt SFAS 159 on January 1, 2008.  We have not yet determined whether we will elect the option provided for in this standard, or the impact that the elective adoption may have on our consolidated financial position, operating results or cash flows.

Note 9 – Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period.

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2007	2006
Basic:
Weighted average common shares	12,526,231	12,281,862
Net income	$ 7,040,000	$ 5,420,000
Earnings per common share, basic	$ .56	$ .44

Diluted:
Weighted average common shares	12,526,231	12,281,862
Options	465,988	629,907
Assumed average common shares outstanding	12,992,219	12,911,769

Net income	$ 7,040,000	$ 5,420,000
Earnings per common share, diluted	$ .54	$ .42

Note 10 – Stock Option Plans

Our shareholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (the APlan@) which provides for the grant of stock options to key employees, directors and non–employee consultants.  Under the Plan, the Compensation Committee of the Board of Directors (Athe Committee@) has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option (AISO@), a non–qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding.  The exercise price of any ISO=s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years.  The exercise price of any non–qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

Under the Plan, options issued to non–employee directors are granted automatically on the date of our annual shareholder meeting, vest immediately upon grant and have a maximum five year term.  Options issued to employees in 2000 vest over a six year period and have a maximum six year term.  Options issued to employees in 2004 vest over a five year period and have a maximum five year term.

The fair value of each option award is estimated on the grant date, using the Black–Scholes option valuation model with the weighted average assumptions indicated in the following table.  Generally, awards are subject to cliff vesting.  Each grant is valued as a single award with an expected term based upon expected participants and termination behavior.  Compensation cost is recognized over the requisite service period in a manner consistent with the option vesting provisions.  The straight–line attribution method requires that compensation expense is recognized at least equal to the portion of the grant–date fair value that is vested at that date.  The expected volatility is derived using daily historical data for periods immediately preceding the date of grant.  The risk–free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant.  The expected life is an estimate of the number of years an option will be held before it is exercised.

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

	2007	2006
Risk–free interest rate	4.82%	4.33%
Expected volatility	28.6%	27.9%
Expected life, in years	1.8 years	1 years
Expected dividend yield	1.51%	1.95%
Expected forfeiture rate	4.63%	5.34%

The following table summarizes option activity:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Options outstanding at December 31, 2004	1,383,000	$20.83	—
Options granted	90,000	33.24	—
Options exercised	(25,000)	18.11	—
Options forfeited	(17,000)	14.72	—
Options outstanding at December 31, 2005	1,431,000	21.72	—
Options granted	122,394	42.33	—
Shares exercised	(239,174)	24.33	—
Shares cancelled	(22,901)	38.13	—
Options forfeited	(2,140)	37.00	—
Options outstanding at December 31, 2006	1,289,179	23.13	—
Options granted	71,748	55.14	—
Options outstanding at March 31, 2007	1,360,927	24.82	$35,605,000

Options exercisable March 31, 2007	250,000	$32.40	$4,644,000

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

1,079,179	$17.25 to $20.90	$20.84	2.0

281,748	$27.01 to $55.45	$40.09	2.8

1,360,927

At March 31, 2007, 250,000 options outstanding are exercisable.  Exercise prices on the options range from $17.25 to $55.45.  The weighted average remaining contractual life of options outstanding at March 31, 2007 is 2.1 years.  No shares were exercised during the three months ended March 31, 2007.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions.  The plan allows employees to terminate participation at any time.

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

Our policy is to issue new shares to satisfy share option exercises.  In May 2005, our shareholders approved the 2005 National HealthCare Corporation Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan.  We have reserved 884,473 shares of common stock for issuance under these plans.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(revised 2004), AShare–Based Payment@ (ASFAS 123(R)@), using the modified prospective application transition method.  Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share–based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, AAccounting for Stock–Based Compensation (ASFAS 123@), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date.  Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, AAccounting for Stock Issued to Employees@ (AAPB 25@) and related interpretations in accounting for our employee stock benefit plans.  Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.  Results for prior periods have not been restated.

NHC recognized $305,000 and $318,000 of share-based compensation expense for the periods ended March 31, 2007 and March 31, 2006, respectively.  SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $62,000 and $131,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.  No share based compensation cost was capitalized during the current periods.  The total compensation cost related to non–vested awards not yet recognized is $2,835,000 and the weighted average period over which it is to be recognized is 2.3 years.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (ANHC@ or the ACompany@) is a leading provider of long–term health care services.  We operate or manage 73 long–term health care centers with 9,129 beds in 10 states and provide other services in two additional states.  These operations are provided by separately funded and maintained subsidiaries.  We provide long–term health care services to patients in a variety of settings including long–term nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services to owners of long–term health care centers and advisory services to National Health Realty, Inc., (ANHR@) and prior to November 1, 2004 to National Health Investors, Inc. (ANHI@).

Summary of Goals and Areas of Focus

Earnings – To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Development and Growth – During the third quarter of 2006, we placed in service a 30 bed addition to an existing long–term care facility located in Farragut, Tennessee and a 60 bed addition to an existing long–term care facility located in Mauldin, South Carolina.  During the first quarter of 2007, we placed in service 60 bed additions to existing long–term care facilities located in Garden City and Columbia, South Carolina.  All four of these additions are to facilities that we lease from NHR.  The cost of the additions is approximately $18,660,000.  In addition, we expect to begin construction of a 60 bed addition to an existing facility located in North August, South Carolina in the summer of 2007.  This addition is also to an NHR facility which we lease.

As such time as our lease with NHR is terminated for any reason, NHR is contractually committed to purchase from us at fair market value building additions constructed by us at centers owned by NHR.  Our lease with NHR currently expires on December 31, 2017, with an option to extend the lease for an additional ten years at fair market

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

value.  The fair market value of the building additions at the time of the lease termination shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by us plus 50% of any appraised value increase over cost.  In addition, we agreed, at NHR=s request, to finance NHR=s purchase of the additions with a floating rate, interest only note at the prime rate of interest for a period of up to two years.

In March, 2006, we purchased for $5,400,000 a 200 bed long–term care facility located in Town and Country Missouri.  We had managed the center since 2001.

In 2007 we are continuing to develop an active hospice program in selected areas through our partnership with Caris Healthcare and are also exploring opportunities to expand our home health care services.  Also during 2007, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers.

NHI Advisory Management Changes – On March 13, 2006, we reached agreement with NHI to end the use of NHC=s senior officers as advisors to NHI, effective December 31, 2006.  NHC=s Board believes it is in the best interest of NHC to accentuate its independence from NHI, its largest landlord.  NHC ceased providing advisory services effective December 31, 2006.  Advisory service fees totaled $328,000 in the quarter ended March 31, 2006.

Accrued Risk Reserves – Our accrued professional liability reserves, workers= compensation reserves and health insurance reserves totaled $80,058,000 at March 31, 2007 and are a primary area of management focus.  We have set aside restricted cash to fully fund our professional liability and workers= compensation reserves.

As to the risks of fire, we have installed fire sprinklers in all of our owned and leased long–term care centers that were not already so equipped.  In addition, we have implemented a comprehensive fire safety training program at all of our centers and reviewed and modified, if necessary, our priority safety procedures.  As to the tragic fire on September 25, 2003 at the Nashville skilled nursing subsidiary, all 32 lawsuits filed against us have now been settled, the last two settlements occurring in November, 2006.

As to exposure for professional liability claims, we have developed for our centers performance certification criteria to measure and bring focus to the patient care issues most likely to produce professional liability exposure, including in–house acquired pressure ulcers, significant weight loss and numbers of falls. These programs for certification, which we regularly modify and improve, have produced measurable improvements in reducing these incidents.  Our experience is that achieving goals in these patient care areas improves both patient and employee satisfaction.  Furthermore, we are continuing efforts to identify and restructure the ownership or management of our higher risk operations and locations to eliminate NHC liability exposure.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

Revenue Recognition – Third Party Payors – Approximately 63% (2006), 63% (2005), and 64% (2004) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  For the cost report years 1997 and 1998, we have submitted various requests for exceptions to Medicare routine cost limitations for reimbursement.  We received preliminary intermediary approval on $14,186,000 of these requests in 2001 after settlement of outstanding litigation styled Braeuning, et al vs. National HealthCare L.P., et al.  We have, in addition, made provisions of approximately $3,090,000 for other various Medicare and Medicaid issues for current and prior year cost reports.  Consistent with our revenue recognition policies, we will record revenues associated with the approved requests and the other various issues when the approvals, including the final cost report audits, are assured. The three–year review period expired in 2004 for approximately $22,310,000 of the routine cost limit exceptions and this amount was recorded as revenue in 2004 even though we received no cash payments for this revenue in 2004.  Adjustments of a similar nature were not significant in 2006 or 2007.

Revenue Recognition – Private Pay – For private pay patients in skilled nursing or assisted living facilities, we bill room and board in advance for the current month with payment being due upon receipt of the statement in the month the services are performed.  Charges for ancillary, pharmacy, therapy and other services to private patients are billed in the month following the performance of services.  All billings are recognized as revenue when the services are performed.

Accrued Risk Reserves – We are principally self–insured for risks related to employee health insurance, workers= compensation and professional and general liability claims.  Our accrued risk reserves primarily represent the accrual for self–insured risks associated with employee health insurance, workers= compensation and professional and general liability claims.  The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims.  Our policy with respect to a significant portion of our workers= compensation and professional and general liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims.  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis.

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of March 31, 2007, we and/or our managed centers are defendants in 59 such claims inclusive of years 1995 through 2006.  It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.   It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all provider locations owned, leased or managed by us.  The coverages include both primary policies and umbrella policies.

For 2002, we maintain primary coverage through our own insurance company with excess coverage provided by a third party insurance company.  For 2003–2006, we maintain both primary and excess coverage through our own insurance subsidiary.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Revenue Recognition – Subordination of Fees and Uncertain Collections – We provide management services to certain long–term care facilities and to others we provide accounting and financial services.  We generally charge 6% of net revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services.  Our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided.  However, under the terms of our management contracts, payments for our management services are subject to subordination to other expenditures of the long–term care center being managed.  Furthermore, there are certain of the third parties with whom we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

collection is not reasonably assured and our policy is to recognize income only in the period in which the amounts are realized.  We may receive payment for the unpaid and unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the centers are sufficient to pay the fees.  There can be no assurance that such future cash flows will occur.  The realization of such previously unrecognized revenue could cause our reported net income to vary significantly from period to period.

Certain of our accounts receivable from private paying patients and certain of our notes receivable are subject to credit losses.  We have attempted to reserve for expected accounts receivable credit losses based on our past experience with similar accounts receivable and believe our reserves to be adequate.

We continually monitor and evaluate the carrying amount of our notes receivable in accordance with Statement of Financial Accounting Standards No. 114, AAccounting by Creditors for Impairment of a Loan – An Amendment of FASB Statements No. 5 and 15.@  It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of the receivables changes over time.  We continually review and refine our estimation process to make it as reactive to these changes as possible.  However, we cannot guarantee that we will be able to accurately estimate credit losses on these balances.  It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

Potential Recognition of Deferred Income – During 1988, we sold the assets of eight long–term health care centers to National Health Corporation (ANational@), our administrative general partner at the time of the sale.  The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight–line basis over the management contract period. $10,000,000 of the previously deferred income will be recognized as income at the time of and in proportion to the collection of the associated $10,000,000 note.  Additional deferred income of $2,000,000 will be reported when the company no longer has an obligation to advance the $2,000,000 working capital loan.  The collection (or alternatively, the offset against certain payables to National) of up to $12,000,000 of notes receivable would result in the immediate recognition of up to $12,000,000 of pretax net income.  Currently, the notes are due December 31, 2007.

Guarantees – We guarantee the debt of managed and other long–term health care centers ($5,108,000) and the debt of National and the ESOP ($5,213,000).  As of March 31, 2007, our maximum potential loss related to the aforementioned debt guarantees and financial guarantees is $10,321,000 which is the outstanding balance of our guarantees.  We have accrued approximately $1,044,000 for potential losses as a result of our guarantees.  It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period.

Uncertain Tax Positions – NHC continually evaluates for tax related contingencies.  Contingencies may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have adequate provisions for tax contingencies.  However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.

We provide management services to long–term care centers under terms whereby the payments for our services are subject to subordination to other expenditures of the long–term care provider.  Furthermore, there are certain third parties with whom we have contracted to provide management services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that the service revenue realization is uncertain.  We recognize the expenses related to the provision of these services in the period in which they are incurred.

We agree to subordinate our fees to the other expenses of a managed center because we believe we know how to improve the quality of patient services and finances of a long–term care center and because subordinating our fees demonstrates to the owner and employees of the managed center how confident we are of the impact we can have in making the center operations successful.  We may continue to provide services to certain managed centers despite not being fully paid currently so that we may be able to collect unpaid fees in the future from improved operating results and

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  Also, we may benefit from providing other ancillary services to the managed center.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from the operating and investment activities of the centers are sufficient to pay the fees.  There can be no assurance that such future cash flows will occur.

See Notes 4, 5 and 6 to the Consolidated Financial Statements regarding our relationships with National, NHI and centers previously owned by NHI and the recognition of management fees from long–term care centers owned by these parties.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management=s judgment in their application.  There are also areas in which management=s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

Government Program Financial Changes

Cost containment will continue to be a priority for Federal and State governments for health care services, including the types of services we provide.

Medicare

Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System (SNF PPS).  PPS was instituted as mandated by the Balanced Budget Act of 1997.  PPS became effective for our nursing centers effective January 1, 1999.  PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally increased each October when the federal fiscal year begins.  The acuity classification system is named RUGs (Resource Utilization Groups III).  SNF PPS as implemented had an adverse impact on our industry and our business by decreasing payments materially.  Refinements in the form of temporary add–ons provided some relief until October 1, 2002.  Annual market basket (inflationary) increases have continued to improve payments since that time.

On July 28, 2005, the Centers for Medicare and Medicaid Services (CMS) issued a final rule updating the SNF PPS and consolidated billing provisions. The rule updates the per–diem payment rates under the SNF PPS for federal fiscal year (FY) 2006.

The final rule caused a redistribution of payments among providers.  This is accomplished by refinements expanding the Resource Utilization Groups (RUGs) from 44 RUG groups to 53 RUG groups and by eliminating temporary rate add–ons.  The elimination of temporary add–ons has always been tied to the long awaited RUG refinement.  RUG refinement increases the case mix weight that applies to both nursing and non–ancillary therapy ancillary costs.  This is a permanent change in the PPS methodology.

Effective October 1, 2006, our PPS rates were increased by 6.2% due to inflation factors (3.1%) and Core–Based Statistical Area (CBSA) designations.

Including the 3.1% annual inflation update factor RUG refinement our Medicare payment rates have increased by approximately 23% or $6,539,838 on a same facility basis in the three months ended March 31, 2007 compared to the same period in 2006.  Our Medicare utilization increased from 18% to 19% (patient days) for the first quarter of 2007 compared to the first quarter of 2006.

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

Medicaid

Tennessee Medicaid rate increases were approximately $600,000 for the quarter ended March 31, 2007.

South Carolina Medicaid annual per diem rate increases resulted in additional revenues of approximately $475,000 for the first quarter of 2007.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

Results for the three month period ended March 31, 2007 include a 6.7% increase in net revenues compared to the same period in 2006 and a 30.0% increase in net income.

Net patient revenues increased $10,144,000 or 8.2% compared to the same period last year due to government program and private pay rate increases and bed additions.  Medicaid rate changes that became effective October 1, 2006 increased our revenues for the 2007 quarter by approximately $1,075,000 of which approximately $475,000 was attributable to services rendered in the fourth quarter of 2006.  The acquisition of our 200 bed long–term care facility located in Town and Country, Missouri in March 2006, added approximately $1,495,000 to net patient revenues.  Additionally, the completion of construction of bed additions at four facilities (210 beds) added approximately $3,769,000 in net patient revenues.  Finally, improved census and census mix increased our first quarter revenues compared to the same quarter last year.

The total census at owned and leased centers for the quarter averaged 92.4% compared to an average of 94.2% for the same quarter a year ago.

Other revenues decreased $591,000 or 4.3% in 2007 to $13,024,000 from $13,615,000 in 2006.  The decrease is due primarily to decreases in insurance services revenue.  Insurance services revenues decreased due to decreased premiums for workers= compensation from our wholly–owned insurance subsidiary offset by increased premiums for health insurance.  Other revenues also decreased due to decreased collection of approximately $249,000 in management and accounting service fees and $328,000 in advisory fees.  As described in our critical accounting policies, revenues from accounting services fluctuate from period to period because collections for some customers are not certain of receipt.  During the three months ended March 31, 2007, NHC provided management, accounting and financial services to 30 facilities compared to 32 facilities during the three months ended March 31, 2006.

Decreases in other revenues were offset in part due to increased equity in earnings of unconsolidated subsidiaries of approximately $1,123,000 relating mainly to our investment in Caris, LP.

Total costs and expenses for the 2007 first quarter increased $7,581,000 or 5.9% to $135,557,000 from $127,976,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $5,450,000 or 7.4% to $79,174,000 from $73,724,000.  Other operating expenses increased $1,559,000 or 3.9% to $41,828,000 for the 2007 period compared to $40,269,000 in the 2006 period.  Rent expense increased $231,000 to $10,523,000 compared to $10,292,000 in the 2006 period.  Depreciation and amortization increased $342,000 or 10.0% to $3,756,000 from $3,414,000.  Interest costs decreased $1,000 to $276,000.

Increases in salaries, wages and benefits are due to inflationary wage increases offset in part by approximately $1,194,000 in decreased workers compensation claims accrued.  Increases in other operating costs are due to inflationary increases offset in part due to decreases in the cost of health insurance ($539,000), workers compensation ($272,000) and professional liability insurance ($128,000).  In addition, salaries, wages and benefits and other operating expenses increased by $2,307,000 and $2,117,000 due to the acquisition of our 200 long–term care bed facility in March 2006 and long-term bed additions totaling 210 at four facilities.

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

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

	Three Months Ended		Three Month Change
	March 31		$	%
	2007	2006
Cash and Cash equivalents at beginning of period	$50,678	$60,870	$(10,192)	16.7%

Cash provided from operating activities	7,258	(3,846)	9,165	238.3%

Cash used in investing activities	1,751	(16,926)	20,605	121.7%

Cash used in financing activities	(2,441)	(1,867)	(563)	30.2%

Cash and cash equivalents at end of period	$57,246	$38,231	$19,015	49.7%

Net cash provided by operating activities during the first three months of 2007 totaled $7,258,000 compared to $3,486,000 used in the same period last year.  Cash provided by operating activities is composed of net income plus depreciation and increases in accrued liabilities and reserves and deferred income and other non–current liabilities and decreases in accounts receivable, offset by increases in restricted cash and decreases in accrued payroll.  Restricted cash is primarily related to professional liability insurance, workers’ compensation insurance and health insurance.

Cash flows from investing activities during the first three months of 2007 totaled $1,751,000 compared to $16,926,000 used in investing activities in the same period in 2006.  Cash used for additions to and acquisitions of property and equipment totaled $4,814,000 in 2007 compared to $13,115,000 in 2006.  Collections of notes receivable generated $6,447,000 in 2007 compared to $1,062,000 in 2006.  There was no change in marketable securities compared to $5,001,000 of cash used to purchase marketable securities in 2006.  Distribution for unconsolidated investments totaled $118,000 in 2007 compared to $128,000 in 2006.

Cash used in financing activities totaled $2,441,000 in the first three months of 2007 compared to $1,867,000 used for the same period in 2006.  Cash used for payments of debt totaled $554,000, and dividend payments to shareholders totaled $2,248,000.  In the prior year, cash flows used totaled $528,000 for payments on debt and $1,837,000 for payments of dividends.

At March 31, 2007, our ratio of long–term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 4.1%.

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2007 are as follows:

		Less than
	Total	1 Year	2–3 Years	4–5 years	After 5 years
	(in thousands)
Long–term debt – principal	$ 12,094	$ 2,094	$10,000	$ —	$ —
Long–term debt – interest	715	715	—	—	—
Guaranteed debt	1,044	—	—	—	1,044
Obligation to complete
construction	6,403	6,403	—	—	—
Obligation to purchase
senior secured notes from
financial institutions	5,213	2,958	2,255	—	—
Operating leases	626,431	38,403	76,806	90,877	420,345
Total Contractual Cash
Obligations	$651,900	$50,573	$89,061	$90,877	$421,389

The guaranteed debt of $1,044,000 represents our estimated obligation under a loan guarantee to a long–term health care center.  As discussed in the section ADebt Guarantees@, the $5,213,000 obligation represents our estimated obligation related to senior secured notes between National and the National Health Corporation Leveraged Employee Stock Ownership Plan (the AESOP@) and certain lending institutions.  In addition to the guaranteed debt obligation shown in the table above, we have guaranteed debt obligations of certain other entities totaling approximately $5,108,000.  These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

Recorded liabilities of $21,216,000 (see Note 3) relating to uncertain tax positions have been excluded from the above table due to uncertainty regarding the timing and amounts to be paid.

Our current cash on hand, marketable securities, short–term notes receivable, operating cash flows, and as needed, our borrowing capacity are expected to be adequate to meet these contractual obligations and to finance our operating requirements, growth and development plans.

We started paying quarterly dividends in the second quarter of 2004 and anticipate the continuation of dividend payments as approved quarterly by the Board of Directors.

Guarantees and Contingencies

Debt Guarantees–

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed the debt obligations of certain other entities.  Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $10,321,000 at March 31, 2007 and include $5,108,000 of debt of managed and other long–term health care centers and $5,213,000 of debt of National Health Corporation (ANational@) and the National Health Corporation Leveraged Employee Stock Ownership Plan (the AESOP@).

The $5,108,000 of guarantees of debt of managed and other long–term health care centers relates to first mortgage debt obligations of three long–term health care centers to which we provide management or accounting services.  We have agreed to guarantee these obligations in order to obtain management or accounting services agreements.  For this service, we charge an annual guarantee fee of 1.0% to 2% of the outstanding principal balance guaranteed, which fee is in addition to our management or accounting services fee.   All of this guaranteed indebtedness

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facilities.

The $5,213,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions.  The total outstanding balance of National and the ESOP=s obligations under these senior secured notes is $6,907,000.  Of this obligation, $1,694,000 has been included in our debt obligations because we are a direct obligor on this indebtedness.  The remaining $5,213,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP.  Additionally, under the amended terms (dated March 31, 2005) of these note agreements, the right of the lending institutions to require NHC to purchase the notes at par value under a guaranty and contingent purchase agreement has been removed.

As of March 31, 2007, our maximum potential loss related to the guarantees is $10,321,000 which is the outstanding balance of the guaranteed debt obligations.  We have accrued approximately $1,044,000 for potential losses as a result of our guarantees, which is included in other non–current liabilities in the consolidated balance sheets.

Debt Cross Defaults

Through a guarantee agreement, our $1,694,000 senior secured notes and our $5,213,000 guarantee described above have cross–default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

New Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections.  This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  Statement 154 also provides that (1) a change in method of depreciating or amortizing a long–lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a Arestatement@.  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of this pronouncement did not have a significant impact on the Company=s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, provides a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands the disclosures required for fair value measurements.  SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect this statement to have a material effect on our consolidated financial position, operating results or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value.  Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument–by–instrument basis.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected.  If we elect the fair value option provided for in this standard, we would adopt SFAS 159 on January 1, 2008.  We have not yet determined whether we will elect the option provided for in this standard, or the impact that the elective adoption may have on our consolidated financial position, operating results or cash flows.

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

Forward–Looking Statements

References throughout this document to the Company include National HealthCare Corporation and its wholly–owned subsidiaries.  In accordance with the Securities and Exchange Commission=s APlain English@ guidelines, this Quarterly Report on Form 10–Q has been written in the first person.  In this document, the words Awe@, Aour@, Aours@ and Aus@ refer only to National HealthCare Corporation and its wholly–owned subsidiaries and not any other person.

This Quarterly Report on Form 10–Q and other information we provide from time to time, contains certain Aforward–looking@ statements as that term is defined by the Private Securities Litigation Reform Act of 1995.  All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three–year strategic plan, and similar statements including, without limitations, those containing words such as Abelieves@, Aanticipates@, Aexpects@, Aintends@, Aestimates@, Aplans@, and other similar expressions are forward–looking statements.

Forward–looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward–looking statements as a result of, but not limited to, the following factors:

C

national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

C

the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

C

changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

C

liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see “Note 6 – Guarantees and Contingencies”);

C

the ability of third parties for whom we have guaranteed debt to refinance certain short term debt obligations;

C

the ability to attract and retain qualified personnel;

C

the availability and terms of capital to fund acquisitions and capital improvements;

C

the competitive environment in which we operate;

C

the ability to maintain and increase census levels; and

C

demographic changes.

See the notes to the quarterly financial statements, and AItem 1.  Business@ as is found in our 2006 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  This may be found on our web side at www.nhccare.com.  You should carefully consider these risks before making any investment in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months.  As a result of the short–term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $19.1 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $1.6 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $11,000.  As of March 31, 2007, $10.0 million of our long–term debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  The remaining $2.1 million of our long–term debt and debt serviced by other parties bear interest at variable rates.  Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $12,000.

Equity Price Risk

We consider our investments in marketable securities as Aavailable for sale@ securities and unrealized gains and losses are recorded in stockholders= equity in accordance with Statement of Financial Accounting Standards No. 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market price. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of our investments in marketable securities.

Item 4.  Controls and Procedures.

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company=s management, including the Chief Executive Officer (ACEO@) and Principal Accounting Officer (APAO@), of the effectiveness of the design and operation of the Company=s disclosure controls and procedures.  Based on that evaluation, the Company=s management, including the CEO and PAO, concluded that the Company=s disclosure controls and procedures were effective as of March 31, 2007.  There have been no significant changes in the Company=s internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to March 31, 2007.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 6 of this Form 10–Q.

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

Item 1A.

Risk Factors.

During the quarter ended March 31, 2007, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation=s Annual Report on Form 10–K for the year ended December 31, 2006.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.

Defaults Upon Senior Securities.  None

Item 4.

Submission of Matters to Vote of Security Holders.

(a)

The annual meeting of the shareholders was held on April 25, 2007.

(b)

Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Re–election of Lawrence C. Tucker and Richard F. LaRoche, Jr. to serve as directors for terms of three years or until their successors have been fully elected and qualified.

		Withholding
Nominee	Voting For	Authority
Richard F. LaRoche, Jr.	10,325,412	65,567
Lawrence C. Tucker	10,239,099	151,880

PROPOSAL NO. 2: To approve and re–ratify the existing NHC “Executive Officer Performance Based Compensation Plan”.

Voting For	Voting Against	Abstaining
7,614,442	88,707	13,513

Item 5.

Other Information.  None

Item 6.

Exhibits.

(a)

List of exhibits

Exhibit No.	Description

31.1	Rule 13a–14(a)/15d–14(a) Certification of Chief Executive Officer

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer

32	Certification pursuant to 18 U.S.C. Section 906 by Chief Executive
Officer and Principal Financial Officer

NATIONAL HEALTHCARE CORPORATION

March 31, 2007

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 3, 2007	/s/ Robert G. Adams
Robert G. Adams
President
Chief Executive Officer

Date: May 3, 2007	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)