Form 10-Q
period 2007-06-30
NATIONAL HEALTHCARE CORP
filed 2007-08-07
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by Section 13 or 15(d), of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer (as defined in Rule 12b02 of the Exchange Act.)
Large accelerated filer ☐ Accelerated filer ☒ Non–accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b–2 of the Exchange
Act). Yes ☐ No ☒

12,538,327 shares of common stock were outstanding as of August 6, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 134,031	$ 123,954	$ 267,511	$ 247,290
Other revenues	15,915	16,715	28,939	30,330
Net revenues	149,946	140,669	296,450	277,620

COSTS AND EXPENSES:
Salaries, wages and benefits	81,539	77,317	160,713	151,041
Other operating	40,933	39,146	82,761	79,415
Recovery of notes receivable	(6,195)	(7,309)	(6,195)	(7,309)
Rent	10,486	10,338	21,009	20,630
Depreciation and amortization	3,828	3,470	7,584	6,884
Interest	294	243	570	520
Total costs and expenses	130,885	123,205	266,442	251,181

INCOME BEFORE INCOME TAXES	19,061	17,464	30,008	26,439

INCOME TAX PROVISION	(7,169)	(7,101)	(11,076)	(10,656)

NET INCOME	$ 11,892	$ 10,363	$ 18,932	$ 15,783

EARNINGS PER SHARE:
Basic	$ .95	$ .84	$ 1.51	$ 1.28
Diluted	$ .92	$ .80	$ 1.46	$ 1.22

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,538,104	12,293,838	12,532,200	12,287,883
Diluted	12,994,966	12,936,216	12,993,625	12,897,356

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30	December 31
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 67,702	$50,678
Restricted cash	103,120	95,970
Restricted marketable securities	1,299	1,799
Marketable securities	67,969	70,799
Accounts receivable, less allowance for
doubtful accounts of $5,690 and $4,873	57,970	63,712
Notes receivable	189	189
Inventory at lower of cost (first–in,
first–out method) or market	6,476	6,377
Prepaid expenses and other assets	1,871	1,087
Total current assets	306,596	290,611

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	265,692	256,767
Less accumulated depreciation and amortization	(138,630)	(130,564)
Net property and equipment	127,062	126,203

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	134	101
Goodwill	3,033	3,033
Unamortized financing costs, net	11	32
Notes receivable	9,941	10,099
Notes receivable from National	10,000	16,351
Deferred income taxes	30,264	18,892
Minority equity investments and other	7,332	6,155
Total other assets	60,715	54,663

	$494,373	$471,477

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

The condensed consolidated balance sheet at December 31, 2006 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS= EQUITY

	June 30	December 31
	2007	2006
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long–term debt	$ 1,531	$ 2,267
Trade accounts payable	7,171	11,823
Accrued payroll	41,413	43,740
Amounts due to third–party payors	10,268	11,780
Accrued risk reserves	83,479	76,471
Deferred income taxes	7,461	10,032
Other current liabilities	12,788	10,168
Dividends payable	2,633	2,248
Accrued interest	12	19
Total current liabilities	166,756	168,548

Long–Term Debt, less Current Portion	10,000	10,381
Other Noncurrent Liabilities	20,008	11,586
Deferred Lease Credit	5,452	6,058
Deferred Revenue	27,520	25,762

Commitments, Contingencies and Guarantees

SHAREHOLDERS= EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,538,327 and 12,519,671 shares,
respectively, issued and outstanding	125	125
Capital in excess of par value	96,001	93,751
Retained earnings	144,625	129,681
Unrealized gains on marketable securities	23,886	25,585
Total shareholders= equity	264,637	249,142

	$494,373	$471,477

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2006 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$18,932	$15,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,563	6,864
Provision for doubtful accounts receivable	817	1,452
Amortization of intangibles and deferred charges	21	21
Amortization of deferred income	(822)	(744)
Deferred income	1,799	1,915
Decrease (increase) in restricted cash	(7,150)	52,090
Stock based compensation	1,561	1,611
Equity in earnings of unconsolidated investments	(2,597)	(2,196)
Deferred income taxes	(12,810)	(2,116)
Changes in operating assets and liabilities:
Accounts receivable	4,925	(3,450)
Inventory	(99)	142
Prepaid expenses and other assets	(1,253)	(902)
Accounts payable	(4,652)	2,863
Accrued payroll	(2,327)	(5,561)
Amounts due to third party payors	(1,512)	1,470
Accrued interest	(7)	(44)
Other current liabilities and accrued reserves	9,628	9,148
Other noncurrent liabilities	9,322	152
Entrance fee deposits	175	599
Net cash provided by operating activities	21,514	79,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment, net	(8,422)	(20,518)
Collection of notes receivable	6,509	1,128
Purchase of restricted marketable securities, net	—	(49,911)
Sale of marketable securities, net	498	—
Distributions from unconsolidated investments	1,899	205
Net cash provided by (used in) investing activities	484	(69,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in minority interests in consolidated subsidiaries	(10)	185
Increase in bond reserve funds, mortgage replacement reserves
and other deposits	(33)	(98)
Issuance of common shares	494	374
Tax benefit from exercise of stock options	195	131
Dividends paid to shareholders	(4,503)	(3,681)
Payments on debt	(1,117)	(1,066)
Net cash used in financing activities	(4,974)	(4,155)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,024	5,846
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,678	60,870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,702	$66,716

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareholders= Equity
(in thousands, except share amounts)
(unaudited)

					Unrealized	Total Share–
	Common Stock		Paid in	Retained	Gains	holders=
	Shares	Amount	Capital	Earnings	on Securities	Equity

Balance at 12/31/05	12,275,693	$123	$84,431	$101,461	$17,044	$203,059

Net income	—	—	—	15,783	—	15,783
Unrealized gains on securities (net of tax of $698)	—	—	—	—	1,042	1,042
Total comprehensive income						16,825
Stock based compensation	—	—	1,611	—	—	1,611
Tax benefit from exercise of stock options	—	—	131	—	—	131
Shares sold – stock purchase plans (including 13,541
options exercised)	18,145	—	374	—	—	374
Dividends declared to common shareholders ($.33 per share)	—	—	—	(4,057)	—	(4,057)

Balance at 6/30/06	12,293,838	$123	$86,547	$ 113,187	$18,086	$217,943

Balance at 12/31/06	12,519,671	$125	$93,751	$129,681	$25,585	$249,142

Net income	—	—	—	18,932	—	18,932
Unrealized losses on securities (net of tax of $1,132)	—	—	—	—	(1,699)	(1,699)
Total comprehensive income						17,233
Stock based compensation	—	—	1,561	—	—	1,561
Cumulative effect of adopting FIN 48 (See Note 3)	—	—	—	900	—	900
Tax benefit from exercise of stock options	—	—	195	—	—	195
Shares sold – stock purchase plans (including 10,000
options exercised)	18,656	—	494	—	—	494
Dividends declared to common shareholders ($.39 per share)	—	—	—	(4,888)	—	(4,888)

Balance at 6/30/07	12,538,327	$125	$96,001	$ 144,625	$23,886	$264,637

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

Note 1 – Consolidated Financial Statements

The unaudited financial statements to which these notes are attached include, in our opinion, all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation (ANHC@ or the ACompany@).  We assume that users of these interim financial statements have read or have access to the audited December 31, 2006 consolidated financial statements and Management=s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.  Our audited December 31, 2006 consolidated financial statements are available at our web site: www.nhccare.com.

Note 2 – Proposed Merger Agreement Between National HealthCare Corporation and National Health Realty, Inc.

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

The Federal Trade Commission has granted early termination of the waiting period under the Pre–merger Notification Rules of the Hart–Scott–Rodino Antitrust Improvements Act of 1976, as amended.  Completion of the Merger remains subject to approval by shareholders of National HealthCare Corporation of the NHC proposal and shareholders of National Health Realty, Inc. of the NHR proposal.  There can be no assurance that such approvals will be granted.

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

June 30, 2007

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

Note 4 – Relationship with National Health Corporation (National)

National, which is wholly–owned by the National Health Corporation Leveraged Employee Stock Ownership Plan (“ESOP”), was formed in 1986 and served as our administrative general partner through December 31, 1997, when we operated as a master limited partnership.  As discussed below, the personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National through their participation in the ESOP.

Sale of Long–Term Health Care Centers to and Notes Receivable from National—

During 1988, we sold the assets (inventory, property and equipment) of eight long–term health care centers (1,121 licensed beds) to National for a total consideration of $40,000,000.  The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007.  The note receivable earns interest at 8.5%.  We have agreed to manage the centers under a 20–year management contract for management fees comparable to those in the industry.  With our prior consent, National sold one center to an unrelated third party in 1997 and two centers to an unrelated third party in 1999.  Thus, we now manage five centers for National. See Note 6 for additional information on management fees recognized from National.

Our carrying amount in the assets sold in 1988 to National was approximately $24,255,000.  The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight–line basis over the management contract period.  Currently, the $12,000,000 of notes receivable are due December 31, 2007.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due to or due from National from time to time.  The maximum available borrowings under the line of credit are $2,000,000, the interest rate on the line of credit is prime plus one percent and the final maturity is January 1, 2008.  At June 30, 2007 no balance was owed under this arrangement.  After January 1, 2008, we will no longer be obligated to make loans under the line of credit arrangement.  We may, however, make short–term loans to National or have accounts receivable from or payable to National in the regular course of business.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

ESOP Financing Activities—

During 1988, we obtained from National long–term financing of $8,500,000 for the construction of our headquarters building.  National obtained its financing through the ESOP.  The note requires quarterly principal and interest payments with interest at 9% and is secured by the headquarters building.  At December 31, 2006 and June 30, 2007, the outstanding balance on the note was approximately $519,000 and $259,000, respectively, which is included Long–Tem Debt (or as appropriate in the current portion of long–term debt) in the Interim Condensed Consolidated Balance Sheets.  The building is owned by a separate partnership of which we are the general partner and building tenants are limited partners.  We own 96.5% of the partnership and consolidate the financial statements of the partnership in our consolidated financial statements.  The cumulative equity in earnings of the partnership related to the limited partners’ ownership is reflected in minority interests in consolidated subsidiaries.

In addition, our $1,266,000 senior secured notes payable ($2,113,000 at December 31, 2006) were financed by National.  National obtained its financing through the ESOP.  Our interest costs, financing expenses and principal payments with National are consistent with National and the ESOP’s terms with their respective lenders.

During 1991, we borrowed $10,000,000 from National.  The term note payable requires quarterly interest payments at 8.5%.  The entire principal is due at maturity in 2008.

Payroll and Related Services—

The personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National through their participation in the ESOP.  National provides payroll services, provides employee fringe benefits, and maintains certain liability insurance.  We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs.  Such costs totaling approximately $302,862,000, $285,000,000, and $276,000,000 for 2006, 2005 and 2004, respectively, are reflected as salaries, wages and benefits in our consolidated statements of income.  The administrative fee paid to National for 2006, 2005, and 2004 was $2,700,000, $2,393,000, and $2,303,000, respectively.  National maintains and makes contributions to its ESOP for the benefit of eligible employees.

National’s Ownership of Our Stock—

At December 31, 2006 and June 30, 2007, National owns 1,238,924 shares (or approximately 9.9%) of our outstanding common stock.

Consolidation Considerations—

Because of the considerable contractual and management relationships between NHC and National as described in this note above, we have considered whether National should be consolidated by NHC under the guidance provided in FASB Interpretation No. 46(R) (As Amended), “Consolidation of Variable Interest Entities” [“FIN 46(R)”].  We do not consolidate National because (1) National’s equity at risk is sufficient to finance its activities without past or future subordinated support from NHC or other parties, and (2) the equity holders of National (that is collectively the ESOP, its trustees, and the ESOP participants) possess the characteristics of a controlling financial interest, including voting rights that are proportional to their economic interests.  Supporting the assertions above is the following:  (1) substantive independent trustees are appointed for the benefit of the ESOP participants when decisions must be made that may create the appearance of a conflict of interest between NHC and the ESOP, and (2) National was designed, formed and is operated for the purpose of creating variability and passing that variability along to the ESOP participants—that is, to provide retirement benefits and value to the employees of NHC and NHC’s affiliates.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

Note 5 – Relationship with National Health Investors, Inc.

On March 13, 2006, we announced an agreement with National Health Investors, Inc. (NHI) to end the use of NHC=s senior officers as advisors to NHI, effective on or about December 31, 2006.  NHC=s Board believes it to be in the best interest of NHC to accentuate its independence from NHI, its largest landlord.

Effective December 31, 2006, NHC’s agreement to provide services to NHI’s advisor was terminated.

Note 6 – Other Revenues

Other revenues include the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(in thousands)

Insurance services	$ 4,288	$ 4,549	$ 8,060	$ 9,648
Management and accounting service fees	5,053	4,900	8,386	8,482
Guarantee fees	2	(3)	5	9
Advisory fee from Management Advisory Source, LLC	–	328	–	656
Advisory fee from NHR	125	125	250	250
Dividends and other realized gains on securities	983	949	1,898	1,895
Equity in earnings of unconsolidated investments	1,423	2,145	2,598	2,197
Interest income	2,962	2,638	5,547	5,027
Rental income	651	737	1,294	1,478
Other	428	347	901	688
	$15,915	$16,715	$28,939	$30,330

During the first six months of 2007, insurance services revenues declined because (1) the number of centers covered for workers’ compensation insurance decreased from 69 centers to 59 centers, and (2) workers’ compensation rates declined in Florida due to the state rate-setting process.

We manage five long-term care centers owned by National.  During the first six months of 2007 and 2006, National paid and we recognized approximately zero and $29,000, respectively, of management fees and interest on management fees, which amounts are included in management and accounting service fees above.

The unpaid fees from the five centers owned by National, because the amount collectable could not be reasonably determined when the management services were provided, and because we cannot estimate the timing or amount of expected future collections, will be recognized as revenues only when fixed or determinable and collectibility of these fees can be reasonably assured.  Under the terms of our management agreement with National, the payment of these fees to us may be subordinated to other expenditures of the five long-term care centers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the five centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

We manage 18 long-term care centers that were previously owned by NHI.  During the first six months of 2007 and 2006, we recognized $1,424,000 and $1,387,000, respectively, of management fees and interest from these 18 long-term care centers.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

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

As disclosed in Note 5 to the Interim Condensed Consolidated Financial Statements, the advisory fee from Management Advisory Source, LLC shown in the table above was terminated effective December 31, 2006.

Note 7 – Guarantees and Contingencies

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of June 30, 2007, we and/or our managed centers are currently defendants in 67 such claims covering 1995 through June 30, 2007.  Eleven of the 67 suits are in Florida, where we have not operated or managed long–term care providers since September 30, 2000. Of the 11 Florida suits, four suits relate to events before and seven suits relate to events after our cessation of business in Florida.  These latter seven suits assert allegations of continued exposure even after we ceased operations.

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

For these professional liability insurance operations, the premium revenues reflected in our financial statements as AOther revenues@ for the six months ended June 30, 2007 and 2006, respectively, are $1,733,000 and $1,942,000.  Associated losses and expenses including those for self–insurance are included in the financial statements as AOther operating costs and expenses@.  Related costs total $3,043,000 and $2,010,000 for the six months ended June 30, 2007 and 2006.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

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

Debt Guarantees

In addition to our primary debt obligations, which are included in our condensed consolidated balance sheet, we have guaranteed the debt obligations of certain other entities.  Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $9,167,000 at June 30, 2007 and include $3,954,000 of debt of a long–term health care center and $5,213,000 of debt of National Health Investors, Inc. (“NHI”).  National Health Corporation (ANational@) and the National Health Corporation Leveraged Employee Stock Ownership Plan (the AESOP@) are secondary obligors for the $5,213,000 of debt.

The $3,954,000 guarantee relates to first mortgage debt obligations of one long–term health care center to which we previously provided management or accounting services.  This guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facility.

The $5,213,000 of guarantees of debt of NHI relates to senior secured notes held by financial institutions.  The total outstanding balance under these senior secured notes is $6,479,000.  Of this obligation, $1,266,000 has been included in our debt obligations because we are a direct obligor on this indebtedness.  The remaining $5,213,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI as primary obligor.

As of June 30, 2007, our maximum potential loss related to the aforementioned debt is $9,167,000 which is the outstanding balance of our guarantees.

Debt Cross Defaults

Through a guarantee agreement, our $1,266,000 senior secured notes and our $5,213,000 guarantee described above have cross–default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

Note 8 – Notes Receivable Recoveries

In May 2007 and June 2006, we collected notes receivable which had previously been written off in the amounts of $6,195,000 and $7,309,000, respectively.  The collections are directly attributable to operations and are reported as recoveries of notes receivable in the condensed consolidated statements of income.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

Note 9 – New Accounting Pronouncements

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

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS 155”).  FAS 155 addresses the following:  a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest – only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special – purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued by the Company after January 1, 2007.  The adoption of SFAS 155 did not have a significant impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.  This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations:  a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; b)  a transfer of the servicer’s financial assets to a qualifying special – purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities; or c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  Statement 156 became effective for the Company beginning January 1, 2007.  The adoption did not have a material impact on the Company’s consolidated financial statements.

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

June 30, 2007

(unaudited)

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

Note 10 – Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period.

Diluted earnings per share assumes the exercise of options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Basic:
Weighted average common shares	12,538,104	12,293,838	12,532,200	12,287,883
Net income	$11,892,000	$10,363,000	$18,932,000	$15,783,000
Earnings per common share, basic	$ .95	$ .84	$ 1.51	$ 1.28

Diluted:
Weighted average common shares	12,538,104	12,293,838	12,532,200	12,287,883
Incremental shares	456,862	642,378	461,425	609,473
Assumed average common shares outstanding	12,994,966	12,936,216	12,993,625	12,897,356

Net income	$11,892,000	$10,363,000	$18,932,000	$15,783,000
Earnings per common share, diluted	$ .92	$ .80	$ 1.46	$ 1.22

Note 11 – Stock Option Plans

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

Under the Plan, options issued to non–employee directors are granted automatically on the date of our annual shareholder meeting, vest immediately upon grant and have a maximum five year term.  Options issued to employees in 2000 vested over a six year period and had a maximum six year term.  Options issued to employees in 2004 vest over a five year period and have a maximum five year term.  Options issued to employees in 2007 vest over a 2.1 year period and have a maximum 2.1 year term.

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

	Six Months Ended June 30
	2007	2006
Risk–free interest rate	4.64%	4.78%
Expected volatility	27.9%	27.2%
Expected life, in years	2.1 years	2.6 years
Expected dividend yield	1.92%	1.98%
Expected forfeiture rate	0.00%	0.00%

The following table summarizes option activity:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Options outstanding at December 31, 2004	1,383,000	$20.83	—
Options granted	90,000	33.24	—
Options exercised	(25,000)	18.11	—
Options forfeited	(17,000)	14.72	—
Options outstanding at December 31, 2005	1,431,000	21.72	—
Options granted	122,394	42.33	—
Options exercised	(239,174)	24.33	—
Options cancelled	(22,901)	38.13	—
Options forfeited	(2,140)	37.00	—
Options outstanding at December 31, 2006	1,289,179	23.13	—
Options granted	161,748	53.67	—
Options exercised	(10,000)	17.25
Options outstanding at June 30, 2007	1,440,927	26.60	$36,024,000

Options exercisable June 30, 2007	380,000	$40.53	$4,205,000

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

1,069,179	$19.60 to $20.90	$20.86	1.7

371,748	$27.01 to $55.45	$43.10	3.1

1,440,927

At June 30, 2007, 380,000 options outstanding are exercisable.  Exercise prices on the options range from $19.60 to $55.45.  The weighted average remaining contractual life of options outstanding at June 30, 2007 is 2.0 years.  The weighted average fair value of options granted during the six months ended June 30, 2007 and 2006 were $9.47 ($1,531,973) and $8.20 ($1,004,000) per share, respectively.  The total intrinsic value of shares exercised during the six months ended June 30, 2007 and 2006 are $344,000 and $341,000, respectively.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions.  The plan allows employees to terminate participation at any time.

Our policy is to issue new shares to satisfy share option exercises.  In May 2005, our shareholders approved the 2005 National HealthCare Corporation Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan.  We have reserved 874,473 shares of common stock for issuance under these plans.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), AShare–Based Payment@ (ASFAS 123(R)@), using the modified prospective application transition method.  Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share–based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, AAccounting for Stock–Based Compensation (ASFAS 123@), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date.  Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, AAccounting for Stock Issued to Employees@ (AAPB 25@) and related interpretations in accounting for our employee stock benefit plans.  Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.  Results for prior periods have not been restated.

NHC recognized $1,561,000 and $1,611,000 of share-based compensation expense for the six month periods ended June 30, 2007 and 2006, respectively.  SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $195,000 and $131,000 for the six months ended June 30, 2007 and June 30, 2006, respectively.  No share based compensation cost was capitalized during the current periods.  The total compensation cost related to non–vested awards not yet recognized is $2,449,000 and the weighted average period over which it is to be recognized is 2.0 years.

Note 12 – Subsequent Events

Effective July 9, 2007, we sold undeveloped land located in Charleston, South Carolina for approximately $12,200,000.  We expect to report a gain of approximately $10,800,000 in the third quarter related to the sale.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

Series B Junior Participating Preferred Stock

On August 2, 2007, the NHC board of directors approved the adoption of a stockholder rights plan and declared a dividend distribution of one right (a "Right") for each outstanding share of NHC common stock to stockholders of record at the close of business on August 2, 2007. Each Right entitles the registered holder to purchase from NHC a unit consisting of one one-ten thousandth of a share of Series B Junior Participating Preferred Stock, $0.01 par value at a purchase price of $250 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a rights agreement between NHC and Computershare Trust Company, N.A., as rights agent, dated as of August 2, 2007, as may be amended, restated or otherwise modified from time to time.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (ANHC@ or the ACompany@) is a leading provider of long–term health care services.  We operate or manage 73 long–term health care centers with 9,129 beds in 10 states and provide other services in two additional states.  These operations are provided by separately funded and maintained subsidiaries.  We provide long–term health care services to patients in a variety of settings including long–term nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, hospice programs, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services to owners of long–term health care centers and advisory services to National Health Realty, Inc., (ANHR@).

Summary of Goals and Areas of Focus

Proposed Merger Agreement – On December 21, 2006, NHC and National Health Realty, Inc. (“NHR”), a real estate investment trust which NHC spun off in 1997, announced that they have entered into an agreement and plan of merger.

Pursuant to a merger of NHR and a wholly-owned subsidiary of NHC, each NHR common share not presently owned by NHC will be converted into one share of NHC Series A Convertible Preferred Stock plus $9.00 in cash, and NHR shareholders will receive a special dividend for the period from January 1, 2007 until closing consistent with NHR’s past practice.  Each share of the Preferred Stock will be entitled to annual preferred dividends of $0.80 per share and will have a liquidation preference of $15.75 per share.  The Preferred Stock, which will be listed on the American Stock Exchange, will be convertible at any time at the option of the shareholder into NHC common stock at a conversion price of $65.07.  Each share of the Preferred Stock will be convertible into 0.24204 of a share of NHC common stock.  After the 5th anniversary of the closing date, NHC will have the option to redeem the Preferred Stock, in whole or in part, for $15.75 cash per share (plus accrued but unpaid dividends); provided that the Preferred Stock will not be redeemable prior to the eighth anniversary of the closing date unless the average closing price for NHC common stock for 20 trading sessions equals or exceeds the conversion price. The conversion price will be adjusted to reflect any future NHC stock splits or dividends.

The Federal Trade Commission has granted early termination of the waiting period under the Pre-merger Notification Rules of the Hart–Scott–Rodino Antitrust Improvements Act of 1976, as amended.  Completion of the merger, which is expected to occur in the fall of 2007, is subject to approval by shareholders of both NHC and NHR, including a majority of the shares of NHR held by holders not affiliated with NHC. The merger will be preceded by and conditioned upon an internal reorganization of NHR, which will also be subject to approval by the NHR shareholders.  There is no financing condition to the merger.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

NHC and NHR have filed a joint proxy statement/prospectus as part of a registration statement on Form S-4 and other documents regarding the proposed merger with the Securities and Exchange Commission.  Investors and security holders are urged to read the joint proxy statement/prospectus because it contains important information about NHC and NHR and the proposed merger.  A definitive proxy statement/prospectus will be sent to the shareholders of NHC and NHR seeking their approval, and (i) in the case of the NHC shareholders, with respect to the establishment and issuance of the Preferred Stock (including the related amendment to the certificate of incorporation of NHC) and (ii) in the case of the NHR shareholders, with respect to the approval of the internal reorganization and the merger and.  Investors and security holders may obtain a free copy of the definitive proxy statement/prospectus (when available) and other documents filed by NHC and NHR with the Securities and Exchange Commission at its website at www.sec.gov.

Earnings – To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Development and Growth – During the third quarter of 2006, we placed in service a 30 bed addition to an existing long–term care facility located in Farragut, Tennessee and a 60 bed addition to an existing long–term care facility located in Mauldin, South Carolina.  During the first quarter of 2007, we placed in service 60 bed additions to existing long–term care facilities located in Garden City and Columbia, South Carolina.  All four of these additions are to facilities that we lease from NHR.  The cost of the additions is approximately $19,169,000.  In addition, we expect to begin construction of a 60 bed addition to an existing facility located in North Augusta, South Carolina in the summer of 2007 (expected cost $6,403,000).  This addition is also to an NHR facility which we lease.

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

NHI Advisory Management Changes – On March 13, 2006, we reached agreement with NHI to end the use of NHC=s senior officers as advisors to NHI, effective December 31, 2006.  NHC=s Board believes it is in the best interest of NHC to accentuate its independence from NHI, its largest landlord.  NHC ceased providing advisory services effective December 31, 2006.  Advisory service fees totaled $656,000 in the six months ended June 30, 2006.

Accrued Risk Reserves – Our accrued professional liability reserves, workers= compensation reserves and health insurance reserves totaled $83,479,000 at June 30, 2007 and are a primary area of management focus.  We have set aside restricted cash to fully fund our professional liability and workers= compensation reserves.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition – Third Party Payors – Approximately 63% (2006), 63% (2005), and 64% (2004) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  We have made provisions of approximately $7,387,000 for other various Medicare and Medicaid issues for current and prior year cost reports.  Consistent with our revenue recognition policies, we will record revenues associated with the various issues when the approvals, including the final cost report audits, are assured. We recorded revenues of $1,418,000 for such cost report in the six months ended June 30, 2007.  Adjustments of a similar nature were not significant in 2006.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of June 30, 2007, we and/or our managed centers are defendants in 67 such claims inclusive of years 1995 through 2007.  It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.   It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all provider locations owned, leased or managed by us.  The coverages include both primary policies and umbrella policies.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

For 2002, we maintain primary coverage through our own insurance company with excess coverage provided by a third party insurance company.  For 2003–2007, we maintain both primary and excess coverage through our own insurance subsidiary.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Revenue Recognition – Subordination of Fees and Uncertain Collections – We provide management services to certain long–term care facilities and to others we provide accounting and financial services.  We generally charge 6% of net revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services.  Our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided.  However, under the terms of our management contracts, payments for our management services are subject to subordination to other expenditures of the long–term care center being managed.  Furthermore, there are certain of the third parties with whom we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that collection is not reasonably assured and our policy is to recognize income only in the period in which the amounts are realized.  We recognize the expenses related to the provision of those services in the period in which they are incurred.  We may receive payment for the unpaid and unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the centers are sufficient to pay the fees.  There can be no assurance that such future cash flows will occur.  The realization of such previously unrecognized revenue could cause our reported net income to vary significantly from period to period.

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

See Notes 4, 5, and 6 to the Condensed Consolidated Financial Statements regarding our relationships with National, NHI and centers previously owned by NHI and the recognition of management fees from long–term care centers owned by these parties.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

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

Guarantees – We guarantee the debt of managed and other long–term health care centers ($3,954,000) and the debt of NHI ($5,213,000).  As of June 30, 2007, our maximum potential loss related to the aforementioned debt guarantees and financial guarantees is $9,167,000 which is the outstanding balance of our guarantees.  It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

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

Including the 3.1% annual inflation update factor RUG refinement our Medicare payment rates have increased by approximately 19% or $11,409,000 on a same facility basis in the six months ended June 30, 2007 compared to the same period in 2006.  Our Medicare utilization increased from 18% to 19% (patient days) for the first six months of 2007 compared to the same period of 2006.

Medicaid

Tennessee Medicaid rate increases were approximately $1,200,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

South Carolina Medicaid annual per diem rate increases resulted in additional revenues of approximately $950,000 for the first six months of 2007.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

Results for the three month period ended June 30, 2007 include a 6.6% increase in net revenues compared to the same period in 2006.  Net income increased 36.8% after excluding the consideration of the after tax effect of the recoveries of previously written – down notes receivable in the current and prior periods.

Net patient revenues increased $10,077,000 or 8.1% compared to the same period last year.  Medicaid rate changes that became effective October 1, 2006 increased our revenues for the 2007 second quarter by approximately $1,075,000.  Additionally, the completion of construction of bed additions at four facilities (210 beds) added approximately $5,459,000 in net patient revenues.  Finally, improved Medicare rates and census mix increased our second quarter revenues compared to the same quarter last year.

The total census at owned and leased centers for the quarter averaged 92.7% compared to an average of 94.0% for the same quarter a year ago.

Other revenues decreased $800,000 or 4.8% in 2007 to $15,915,000 from $16,715,000 in 2006. The decrease is due primarily to a reduction of approximately $722,000 in the recognition of our share in the equity in earnings of an unconsolidated investment (Caris HealthCare, L.P.).  Our share of the equity in earnings of Caris in the 2006 quarter included unusual items which were not duplicated in the current quarter.  Other revenues also decreased due to decreases of approximately $261,000 in insurance service revenue and $328,000 in advisory fees.  The decrease in insurance service revenue is due to decreased premiums for professional liability insurance and decreased premiums for workers’ compensation insurance from our wholly-owned insurance subsidiaries.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

Decreases in other revenues were offset in part due to increased collections of approximately $153,000 in management and accounting service fees and increases in interest income.  As described in our critical accounting policies, revenues from accounting services fluctuate from period to period because collections for some customers are not certain of receipt.  During the three months ended June 30, 2007, NHC provided management, accounting and financial services for 28 facilities as compared to 32 facilities during the three months ended June 30, 2006.

Total costs and expenses for the 2007 second quarter increased $7,680,000 or 6.2% to $130,885,000 from $123,205,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $4,222,000 or 5.5% to $81,539,000 from $77,317,000.  Other operating expenses increased $1,787,000 or 4.6% to $40,933,000 for the 2007 period compared to $39,146,000 in the 2006 period.  Rent expense increased $148,000 to $10,486,000 compared to $10,338,000 in the 2006 period.  Depreciation and amortization increased $358,000 or 10.3% to $3,828,000 from $3,470,000.  Interest costs increased $51,000 to $294,000.

Increases in salaries, wages and benefits are due to inflationary wage increases offset in part by approximately $1,343,000 decreases in workers’ compensation and health insurance claims accrued.  Increases in other operating costs are due to inflationary increases offset in part due to decreases in workers compensation ($431,000).  In addition, salaries, wages and benefits and other operating expenses increased by $1,589,000 and $1,615,000 due to long-term bed additions totaling 210 beds at four facilities.

Total costs and expenses for the three months ended June 30, 2007 and 2006 include recoveries of notes receivable previously written off in the amounts of $6,195,000 and $7,309,000, respectively.  In the prior period, the borrower refinanced existing notes and paid us off with the proceeds.  In the current period, we had a participation in a note receivable that was paid off by the other party in the participation agreement.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

Results for the six month period ended June 30, 2007 include a 6.8% increase in net revenues compared to the same period in 2006.  Net income increased 33.5% after excluding the consideration of the after tax effect of the recovery of a note receivable previously written off.

Net patient revenues increased $20,221,000 or 8.2% compared to the same period last year.  Medicaid rate changes that became effective October 1, 2006 increased our revenues for the 2007 period by approximately $2,625,000 of which approximately $475,000 was attributable to services rendered in the fourth quarter of 2006.  The acquisition of our 200 bed long–term care facility located in Town and Country, Missouri in March 2006 added approximately $1,746,000 to net patient revenues.  Additionally, the completion of construction of bed additions at four facilities (210 beds) added approximately $8,563,000 in net patient revenue.  Finally, improved Medicare rates and census mix increased our six month revenues compared to the same period last year.

The total census at owned and leased centers for the six months averaged 92.5% compared to an average of 94.1% for the same period a year ago.

Other revenues decreased $1,391,000 or 4.6% in 2007 to $28,939,000 from $30,330,000 in 2006.  The decrease is primarily due to decreases ($1,588,000) in insurance services revenue.  Insurance service revenue decreased due to decreased premiums for workers’ compensation and from decreased premiums for professional liability insurance from our wholly-owned insurance subsidiaries.  Other revenues also decreased due to decreased collection of approximately $96,000 in management and accounting service fees and $656,000 in advisory fees.  As described in our critical accounting policies, revenues from accounting service fluctuate from period to period because collections for some customers are not certain of receipt.  During the six months ended June 30, 2007, NHC provided management, accounting and financial services to 28 facilities compared to 32 facilities during the six months ended June 30, 2006.

Decreases in other revenue were offset in part due to increased equity in earnings of unconsolidated subsidiaries of approximately $401,000 relating primarily to our investment in Caris HealthCare, L.P.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

Total costs and expenses for the 2007 six months increased $15,261,000 or 6.1% to $266,442,000 from $251,181,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $9,672,000 or 6.4% to $160,713,000 from $151,041,000.  Other operating expenses increased $3,346,000 or 4.2% to $82,761,000 for the 2007 period compared to $79,415,000 in the 2006 period.  Rent expense increased $379,000 to $21,009,000 compared to $20,630,000 in the 2006 period.  Depreciation and amortization increased $700,000 or 10.2% to $7,584,000 from $6,884,000.  Interest costs increased $50,000 to $570,000.

Increases in salaries, wages and benefits are due primarily to inflationary wage increases.  Costs for benefits were reduced by approximately $3,028,000 by decreases in workers’ compensation and health insurance claims.  Increases in other operating costs are due to inflationary increases offset in part due to decreases in the cost of premiums for health insurance ($172,000) and workers compensation ($453,000).  In addition, salaries, wages and benefits and other operating expenses increased by $3,962,000 and $1,341,000 due to the acquisition of our 200 long–term care beds facility in March 2006 and long–term bed additions totaling 210 beds at four facilities.

Expenses for the six months ended June 30, 2007 and 2006 include recoveries of notes receivable previously written off in the amounts of $6,195,000 and $7,309,000.  In the prior period, the borrower refinanced existing notes and paid us off with the proceeds.  In the current period, we had a participation in a note receivable that was paid off by the other party in the participation agreement.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

	Three Months				Six Months
	Ended		Three Month		Ended		Six Month
	June 30		Change		June 30		Change
	2007	2006	$	%	2007	2006	$	%
Cash and Cash equivalents at
beginning of period	$57,246	$38,231	$19,015	49.7%	$50,678	$60,870	$(10,192)	16.7%

Cash provided from operating activities	16,195	82,943	(66,748)	80.5%	21,514	79,097	(57,583)	72.8%

Cash provided by (used in) investing
activities	(3,195)	(52,170)	48,975	93.9%	484	(69,096)	69,580	100.7%

Cash used in financing activities	(2,544)	(2,288)	(256)	11.2%	(4,974)	(4,155)	(819)	19.7%

Cash and cash equivalents at end of period	$67,702	$66,716	$ 986	1.5%	$67,702	$66,716	$ 986	1.5%

Net cash provided by operating activities during the first six months of 2007 totaled $21,514,000 compared to $79,097,000 provided in the same period last year.  Cash provided by operating activities is composed of net income plus depreciation and increases in accrued liabilities and reserves and deferred income and other non–current liabilities, and decreases in accounts receivable, offset by decreases in restricted cash, deferred income taxes and accrued payroll.  Restricted cash is primarily related to professional liability insurance, workers= compensation insurance and health insurance.  The reduction in cash provided by operating activities of $57,583,000 was due in part to a $52,090,000 decrease in restricted cash in the prior year six month period compared to a $7,150,000 increase in restricted cash in the current year six month period.

Cash flows provided by investing activities during the first six months of 2007 totaled $484,000 compared to $69,096,000 used in investing activities in the same period in 2006.  Cash used for additions to property and equipment totaled $8,422,000 in 2007 compared to $20,518,000 in 2006.  Collections of notes receivable generated $6,509,000 in 2007 compared to $1,128,000 in 2006.  Cash used to purchase marketable securities totaled zero compared to $49,911,000 of cash used to purchase marketable securities in 2006.  Distribution for unconsolidated investments totaled $1,899,000 in 2007 compared to $205,000 in 2006.

Cash used in financing activities totaled $4,974,000 in the first six months of 2007 compared to $4,155,000 used in financing activities for the same period in 2006.  Cash used for payments of debt totaled $1,117,000 and dividend payments to shareholders totaled $4,503,000.  In the prior year, cash used for payments of debt totaled $1,066,000, dividend payments to shareholders totaled $3,681,000.  Tax benefits from exercise of stock options provided cash of $195,000 in 2007 and $131,000 in 2006.

At June 30, 2007, our ratio of long–term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 3.8%.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2007 are as follows:

		Less than		4-5	After 5
	Total	1 Year	2–3 Years	Years	Years
	(in thousands)
Long–term debt – principal	$ 11,531	$ 1,531	$10,000	$ —	$ —
Long–term debt – interest	470	470	—	—	—
Obligation to complete
construction	6,403	6,403	—	—	—
Obligation to purchase
senior secured notes from
financial institutions	5,213	2,958	2,255	—	—
Operating leases	607,229	38,403	76,806	90,877	401,143
Total Contractual Cash
Obligations	$630,846	$49,765	$89,061	$90,877	$401,143

As discussed in the section ADebt Guarantees@, the $5,213,000 obligation represents our estimated obligation related to senior secured notes between NHI and certain lending institutions.  In addition to the guaranteed debt obligation shown in the table above, we have guaranteed debt obligations of certain other entities totaling approximately $3,954,000.  These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

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

Guarantees and Contingencies

Debt Guarantees–

In addition to our primary debt obligations, which are included in our condensed consolidated balance sheet, we have guaranteed the debt obligations of certain other entities.  Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $9,167,000 at June 30, 2007 and include $3,954,000 of debt of a long–term health care center and $5,213,000 of debt of National Health Investors, Inc. (“NHI”).  National Health Corporation (ANational@) and the National Health Corporation Leveraged Employee Stock Ownership Plan (the AESOP@) are secondary obligors for the $5,213,000 of debt.

The $3,954,000 guarantee relates to first mortgage debt obligations of one long–term health care center to which we previously provided management or accounting services.  This guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facility.

The $5,213,000 of guarantees of debt of NHI relates to senior secured notes held by financial institutions.  The total outstanding balance under these senior secured notes is $6,479,000.  Of this obligation, $1,266,000 has been included in our debt obligations because we are a direct obligor on this indebtedness.  The remaining $5,213,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI as primary obligor.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

As of June 30, 2007, our maximum potential loss related to the aforementioned debt is $9,167,000 which is the outstanding balance of our guarantee.

Debt Cross Defaults

Through a guarantee agreement, our $1,266,000 senior secured notes and our $5,213,000 guarantee described above have cross–default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

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

In February 2006, the FASB issued SFAS No. 15 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS 155”).  FAS 155 addresses the following:  a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest – only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special – purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued by the Company after January 1, 2007.  The adoption of SFAS 155 did not have a significant impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.  This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations:  a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; b)  a transfer of the servicer’s financial assets to a qualifying special – purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities; or c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  Statement 156 became effective for the Company beginning January 1, 2007.  The adoption did not have a material impact on the Company’s consolidated financial statements.

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

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

C

liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 7:  Guarantees and Contingencies);

C

the ability of third parties for whom we have guaranteed debt to refinance certain short term debt obligations;

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months.  As a result of the short–term nature of our cash instruments, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $19.1 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $1.0 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $10,000.  As of June 30, 2007, $10 million of our long–term debt bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  The remaining $1.5 million of our long–term debt and debt serviced by other parties bear interest at variable rates.  Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $9,000.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2007

(unaudited)

Item 4.  Controls and Procedures.

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company=s management, including the Chief Executive Officer (ACEO@) and Principal Accounting Officer (APAO@), of the effectiveness of the design and operation of the Company=s disclosure controls and procedures.  Based on that evaluation, the Company=s management, including the CEO and PAO, concluded that the Company=s disclosure controls and procedures were effective as of June 30, 2007.  There have been no changes in the Company=s internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company=s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 7 of this Form 10–Q.

Item 1A.

Risk Factors.

During the six months ended June 30, 2007, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation=s Annual Report on Form 10–K for the year ended December 31, 2006.

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

June 30, 2007

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date August 7, 2007	/s/ Robert G. Adams
Robert G. Adams
President
Chief Executive Officer

Date August 7, 2007	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)