Form 10-Q
period 2007-09-30
NATIONAL HEALTHCARE CORP
filed 2007-11-09
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

12,538,427 shares of common stock were outstanding as of November 5, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$ 134,131	$ 128,689	$ 401,642	$ 375,979
Other revenues	24,380	15,079	53,319	45,409
Net revenues	158,511	143,768	454,961	421,388

COSTS AND EXPENSES:
Salaries, wages and benefits	83,540	72,798	244,253	223,839
Other operating	40,992	41,660	123,753	121,075
Recovery of notes receivable	—	—	(6,195)	(7,309)
Rent	10,535	10,178	31,544	30,808
Depreciation and amortization	3,892	3,588	11,476	10,472
Interest	281	241	851	761
Total costs and expenses	139,240	128,465	405,682	379,646

INCOME BEFORE INCOME TAXES	19,271	15,303	49,279	41,742

INCOME TAX PROVISION	(6,145)	(6,032)	(17,221)	(16,688)

NET INCOME	$ 13,126	$ 9,271	$ 32,058	$ 25,054

EARNINGS PER COMMON SHARE:
Basic	$ 1.05	$ .75	$ 2.56	$ 2.04
Diluted	$ 1.01	$ .71	$ 2.47	$ 1.94

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,538,340	12,300,542	12,534,269	12,292,149
Diluted	12,981,366	12,969,936	12,989,561	12,921,595

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30	December 31
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 75,347	$50,678
Restricted cash	100,751	95,970
Restricted marketable securities	1,325	1,799
Marketable securities	67,336	70,799
Accounts receivable, less allowance for
doubtful accounts of $5,739 and $4,873	63,768	63,712
Note receivable from National	10,000	—
Notes receivable	189	189
Inventory at lower of cost (first–in,
first–out method) or market	6,303	6,377
Prepaid expenses and other assets	1,470	1,087
Total current assets	326,489	290,611

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	267,997	256,767
Less accumulated depreciation and amortization	(142,793)	(130,564)
Net property and equipment	125,204	126,203

OTHER ASSETS:
Bond reserve funds, mortgage replacement reserves
and other deposits	164	101
Deposits reserved for land acquisition	12,168	—
Goodwill	3,033	3,033
Unamortized financing costs, net	1	32
Notes receivable	9,255	10,099
Note receivable from National	—	16,351
Deferred income taxes	26,383	18,892
Minority equity investments and other	8,969	6,155
Total other assets	59,973	54,663

	$511,666	$471,477

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated balance sheets.

The condensed consolidated balance sheet at December 31, 2006 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS= EQUITY

	September 30	December 31
	2007	2006
	(Unaudited)

CURRENT LIABILITIES:
Current portion of long–term debt	$ 10,962	$ 2,267
Trade accounts payable	7,751	11,823
Accrued payroll	51,641	43,740
Amounts due to third–party payors	12,143	11,780
Accrued risk reserves	81,872	76,471
Deferred income taxes	7,399	10,032
Other current liabilities	10,832	10,168
Dividends payable	2,633	2,248
Accrued interest	9	19
Total current liabilities	185,242	168,548

Long–Term Debt, less Current Portion	—	10,381
Other Noncurrent Liabilities	19,996	11,586
Deferred Lease Credit	5,150	6,058
Deferred Revenue	26,120	25,762

Commitments, Contingencies and Guarantees

SHAREHOLDERS= EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,538,427 and 12,519,671 shares,
respectively, issued and outstanding	125	125
Capital in excess of par value	96,392	93,751
Retained earnings	155,118	129,681
Unrealized gains on marketable securities	23,523	25,585
Total shareholders= equity	275,158	249,142

	$511,666	$471,477

The accompanying notes to interim condensed consolidated financial statements are in integral part of these consolidated balance sheets.

The interim condensed consolidated balance sheet at December 31, 2006 is taken from the audited financial statements at that date.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Net income	$32,058	$25,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,444	10,440
Provision for doubtful accounts receivable	866	459
Amortization of intangibles and deferred charges	31	32
Gain on sale of land	(10,792)	—
Amortization of deferred income	(454)	(437)
Deferred income	867	996
Decrease (increase) in restricted cash	(4,781)	34,253
Stock based compensation	1,947	1,985
Equity in earnings of unconsolidated investments	(4,331)	(3,016)
Amortization of deferred lease credit	(908)	(769)
Deferred income taxes	(8,747)	(2,647)
Changes in operating assets and liabilities:
Accounts receivable	(922)	(11,724)
Inventory	74	(551)
Prepaid expenses and other assets	(1,070)	(608)
Accounts payable	(4,072)	1,911
Accrued payroll	7,901	3,398
Amounts due to third party payors	363	1,540
Accrued interest	(10)	(259)
Other current liabilities and accrued reserves	6,065	9,695
Other noncurrent liabilities	9,310	(359)
Entrance fee deposits	(55)	533
Net cash provided by operating activities	34,784	69,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to and acquisitions of property and equipment	(11,821)	(26,210)
Collection of notes receivable	7,195	1,601
Purchase of marketable securities	—	(49,613)
Sale of marketable securities	498	—
Distributions from unconsolidated investments	2,210	151
Net cash provided by (used in) investing activities	(1,918)	(74,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in minority interests in consolidated subsidiaries	(6)	286
Increase in bond reserve funds, mortgage replacement reserves
and other deposits	(63)	(46)
Issuance of common shares	499	593
Tax benefit from exercise of stock options	195	230
Dividends paid to shareholders	(7,136)	(5,893)
Payments on debt	(1,686)	(1,618)
Net cash used in financing activities	(8,197)	(6,448)

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,669	(10,593)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,678	60,870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,347	$50,277

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

NATIONAL HEALTHCARE CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Information:

	Nine Months Ended
	September 30
	2007	2006
	(in thousands)
Gain on sale of land	$10,792	$ —
Land	1,394	—
Deposits reserved for land acquisition	(12,186)	—

Effective July 9, 2007, we sold undeveloped land located in Charleston, South Carolina.  The proceeds are being held by a facilitator pending completion of an IRC §1031 exchange.

NATIONAL HEALTHCARE CORPORATION
Interim Condensed Consolidated Statements of Shareholders= Equity
(in thousands, except share amounts)
(unaudited)

					Unrealized	Total Share–
	Common Stock		Paid in	Retained	Gains	holders=
	Shares	Amount	Capital	Earnings	on Securities	Equity

Balance at 12/31/05	12,275,693	$123	$84,431	$101,461	$17,044	$203,059

Net income	—	—	—	25,054	—	25,054
Unrealized gains on securities (net of tax of $698)	—	—	—	—	3,766	3,766
Total comprehensive income						28,820
Stock based compensation	—	—	1,985	—	—	1,985
Tax benefit from exercise of stock options	—	—	230	—	—	230
Shares sold – stock purchase plans (including 13,541
options exercised)	28,345	—	593	—	—	593
Dividends declared to common shareholders ($.33 per share)	—	—	—	(6,271)	—	(6,271)

Balance at 9/30/06	12,304,038	$123	$87,239	$120,244	$20,810	$228,416

Balance at 12/31/06	12,519,671	$125	$93,751	$129,681	$25,585	$249,142

Net income	—	—	—	32,058	—	32,058
Unrealized losses on securities (net of tax benefit of $1,377)	—	—	—	—	(2,062)	(2,062)
Total comprehensive income						29,996
Stock based compensation	—	—	1,947	—	—	1,947
Cumulative effect of adopting FIN 48 (See Note 3)	—	—	—	900	—	900
Tax benefit from exercise of stock options	—	—	195	—	—	195
Shares sold – stock purchase plans (including 10,000
Options exercised)	18,756	—	499	—	—	499
Dividends declared to common shareholders ($.60 per share)	—	—	—	(7,521)	—	(7,521)

Balance at 9/30/07	12,538,427	$125	$96,392	$155,118	$23,523	$275,158

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

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

Note 2 – Accounting for Uncertainty in Income Taxes

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

During the nine months ended September 30, 2007, we have recognized a $1,504,000 decrease in unrecognized tax benefits payable (including $499,000 of related interest and penalties) due to the effect of statute of limitations lapse on permanent differences.  We have also recognized an increase in unrecognized tax benefits payable of $1,621,000 (including $138,000 of related interest and penalties) attributable to permanent differences during the same period.  The $1,504,000 decrease in unrecognized tax benefits payable attributable to permanent differences has favorably impacted our effective tax rate.

At September 30, 2007, we had $19,996,000 of unrecognized tax benefits payable, composed of $10,107,000 of deferred tax assets, $-0- of deferred tax liabilities, $4,595,000 of permanent differences, and $5,295,000 of accrued interest and penalties payable.  Unrecognized tax benefits payable of $5,926,000 (including $1,331,000 of accrued interest and penalties payable) at September 30, 2007, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits payable within twelve months of September 30, 2007, except for the effect of statute of limitations lapse.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2004.  Currently, there are no U.S. federal or state returns under examination.

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

Note 3 – Relationship with National Health Corporation (National)

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

Sale of Long–Term Health Care Centers to and Notes Receivable from National— Expected Fourth Quarter Recognition of $10,000,000 Deferred Gain

During 1988, we sold the assets (inventory, property and equipment) of eight long–term health care centers (1,121 licensed beds) to National for a total consideration of $40,000,000.  The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007.  The note receivable earns interest at 8.5%.  We have agreed to manage the centers under a 20–year management contract for management fees comparable to those in the industry.  With our prior consent, National sold one center to an unrelated third party in 1997 and two centers to an unrelated third party in 1999.  Thus, we now manage five centers for National. See Note 5 for additional information on management fees recognized from National.

The management contract with National has now been extended until January 20, 2018.

Our carrying amount in the assets sold in 1988 to National was approximately $24,255,000.  The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $10,000,000) and the expiration of a line of credit obligation ($2,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight–line basis over the management contract period.  Currently, $10,000,000 of notes receivable are due in the fourth quarter of 2007.  Therefore, it is expected that $10,000,000 of deferred gains and related deferred income taxes of $4,000,000 will be recognized into income during the quarter ending December 31, 2007.  Approximately $2,000,000 of deferred gain is related to NHC’s obligation to loan up to $2,000,000 to National under a line-of-credit agreement.  That amount will remain deferred until the obligation expires, currently expected in January, 2018.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due to or due from National from time to time.  The maximum available borrowings under the line of credit are $2,000,000, the interest rate on the line of credit is prime plus one percent and the final maturity is January 20, 2018.  At September 30, 2007 no balance was owed under this arrangement.

ESOP Financing Activities—

During 1988, we obtained from National long–term financing of $8,500,000 for the construction of our headquarters building.  National obtained its financing through the ESOP.  The note requires quarterly principal and interest payments with interest at 9% and is secured by the headquarters building.  At December 31, 2006 and September 30, 2007, the outstanding balance on the note was approximately $519,000 and $130,000, respectively, which is included Long–Tem Debt (or as appropriate in the current portion of long–term debt) in the Interim Condensed Consolidated Balance Sheets.  The building is owned by a separate partnership of which we are the general partner and building tenants are limited partners.  We own 96.5% of the partnership and consolidate the financial statements of the partnership in our consolidated financial statements.  The cumulative equity in earnings of the partnership related to the limited partners’ ownership is reflected in minority interests in consolidated subsidiaries.

In addition, our $829,000 senior secured notes payable ($2,113,000 at December 31, 2006) were financed by National.  National obtained its financing through the ESOP.  Our interest costs, financing expenses and principal payments with National are consistent with National and the ESOP’s terms with their respective lenders.

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

During 1991, we borrowed $10,000,000 from National.  The term note payable requires quarterly interest payments at 8.5%.  The entire principal is due at maturity in 2008.

Payroll and Related Services—

The personnel conducting our business, including our executive management team, are employees of National and have indirect ownership interests in National through their participation in the ESOP.  National provides payroll services, provides employee fringe benefits, and maintains certain liability insurance.  We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs.  Such costs totaling approximately $302,862,000, $285,000,000, and $276,000,000 for 2006, 2005 and 2004, respectively, are reflected as salaries, wages and benefits in our consolidated statements of income.  The administrative fee paid to National for 2006, 2005, and 2004 was $2,700,000, $2,393,000, and $2,303,000, respectively.  National maintains and makes contributions to its ESOP for the benefit of eligible employees.

National’s Ownership of Our Stock—

At December 31, 2006 and September 30, 2007, National owns 1,238,924 shares (or approximately 9.9%) of our outstanding common stock.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

Note 5 – Other Revenues

Other revenues include the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(in thousands)

Gain on sale of land	$10,792	$ –	$10,792	$ –
Insurance services	3,900	4,925	11,960	14,574
Management and accounting service fees	3,490	4,262	11,876	12,744
Guarantee fees	–	–	5	9
Advisory fee from Management Advisory Source, LLC	–	328	–	984
Advisory fee from NHR	125	125	375	375
Dividends and other realized gains on securities	983	949	2,881	2,844
Equity in earnings of unconsolidated investments	1,734	819	4,331	3,016
Interest income	2,022	2,407	7,570	7,434
Rental income	645	808	1,939	2,286
Other	689	456	1,590	1,143
	$24,380	$15,079	$53,319	$45,409

Effective July 9, 2007, we sold undeveloped land located in Charleston, South Carolina for approximately $12,200,000 and recognized a gain of approximately $10,792,000 related to the sale.  Proceeds from this sale are being held by a facilitator pending completion of an IRC §1031 exchange.  The unexpended portion of the proceeds are included in “Other Assets” on the Consolidated Balance Sheets.

During the nine months ended September 30, 2007, insurance services revenues declined because (1) the number of centers covered for workers’ compensation insurance decreased from 69 centers to 59 centers, and (2) workers’ compensation rates declined in Florida due to the state rate-setting process.

We manage five long-term care centers owned by National.  During the nine months ended September 30, 2007 and 2006, National paid and we recognized approximately zero and $52,000, respectively, of management fees and interest on management fees, which amounts are included in management and accounting service fees above.

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

We manage 18 long-term care centers that were previously owned by NHI.  During the nine months ended September 30, 2007 and 2006, we recognized $2,467,000 and $2,375,000, respectively, of management fees and interest from these 18 long-term care centers.

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

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

Note 6 – Guarantees and Contingencies

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced a dramatic increase in personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of September 30, 2007, we and/or our managed centers are currently defendants in 62 such claims covering 1995 through September 30, 2007.  Ten of the 62 suits are in Florida, where we have not operated or managed long–term care providers since September 30, 2000. Of the 10 Florida suits, three suits relate to events before and seven suits relate to events after our cessation of business in Florida.  These latter seven suits assert allegations of continued exposure even after we ceased operations.

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

For these professional liability insurance operations, the premium revenues reflected in our financial statements as AOther revenues@ for the nine months ended September 30, 2007 and 2006, respectively, are $2,560,000 and $2,883,000.  Associated losses and expenses including those for self–insurance are included in the financial statements as AOther operating costs and expenses@.  Related costs total $4,097,000 and $4,944,000 for the nine months ended September 30, 2007 and 2006, respectively.

As a result of the terms of our insurance policies and our use of a wholly–owned insurance company, we have retained significant self–insured risk with respect to general and professional liability.  We use independent actuaries to assist management to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

exposures in excess of coverage limits, and we maintain reserves for these obligations.  It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

Debt Guarantees

In addition to our primary debt obligations, which are included in our condensed consolidated balance sheet, we have guaranteed the debt obligations of certain other entities.  Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $8,439,000 at September 30, 2007 and include $3,924,000 of debt of a long–term health care center and $4,515,000 of debt of National Health Investors, Inc. (“NHI”).  National Health Corporation (ANational@) and the National Health Corporation Leveraged Employee Stock Ownership Plan (the AESOP@) are secondary obligors for the $4,515,000 of debt.

The $3,924,000 guarantee relates to first mortgage debt obligations of one long–term health care center to which we previously provided management or accounting services.  This guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facility.

The $4,515,000 of guarantees of debt of NHI relates to senior secured notes held by financial institutions.  This debt had been debt of NHC until it was transferred to NHI along with related assets at the inception of NHI in 1991.  The total outstanding balance under these senior secured notes is $5,344,000.  Of this obligation, $829,000 has been included in our debt obligations because we are a direct obligor on this indebtedness.  The remaining $4,515,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI as primary obligor.

As of September 30, 2007, our maximum potential loss related to the aforementioned debt is $8,439,000 which is the outstanding balance of our guarantees.

Debt Cross Defaults

Through a guarantee agreement, our $829,000 senior secured notes and our $4,515,000 guarantee described above have cross–default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

Note 7 – Notes Receivable Recoveries

In May 2007 and June 2006, we collected notes receivable which had previously been written off in the amounts of $6,195,000 and $7,309,000, respectively.  The collections are directly attributable to operations and are reported as recoveries of notes receivable in the condensed consolidated statements of income.

Note 8 – New Accounting Pronouncements

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Basic:
Weighted average common shares outstanding	12,538,340	12,300,542	12,534,269	12,292,149
Net income	$13,126,000	$ 9,271,000	$32,058,000	$25,054,000
Earnings per common share, basic	$ 1.05	$ .75	$ 2.56	$ 2.04

Diluted:
Weighted average common shares outstanding	12,538,340	12,300,542	12,534,269	12,292,149
Incremental shares	443,026	669,394	455,292	629,446
Assumed average common shares outstanding	12,981,366	12,969,936	12,989,561	12,921,595

Net income	$13,126,000	$ 9,271,000	$32,058,000	$25,054,000
Earnings per common share, diluted	$ 1.01	$ .71	$ 2.47	$ 1.94

Excluded in the above table are 161,748 shares of stock options because they are anti-dilutive.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

	Nine Months Ended September 30
	2007	2006
Risk–free interest rate	4.64%	4.77%
Expected volatility	27.9%	27.2%
Expected life, in years	2.1 years	2.6 years
Expected dividend yield	1.92%	1.98%
Expected forfeiture rate	0.00%	1.48%

The following table summarizes option activity:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Options outstanding at December 31, 2004	1,383,000	$20.83	—
Options granted	90,000	33.24	—
Options exercised	(25,000)	18.11	—
Options forfeited	(17,000)	14.72	—
Options outstanding at December 31, 2005	1,431,000	21.72	—
Options granted	122,394	42.33	—
Options exercised	(239,174)	24.33	—
Options cancelled	(22,901)	38.13	—
Options forfeited	(2,140)	37.00	—
Options outstanding at December 31, 2006	1,289,179	23.13	—
Options granted	161,748	53.67	—
Options exercised	(10,000)	17.25
Options cancelled	(53,000)	20.90	—
Options outstanding at September 30, 2007	1,387,927	26.82	$49,509,000

Options exercisable September 30, 2007	380,000	$40.53	$4,125,000

			Weighted Average
		Weighted Average	Remaining Contractual
Options Outstanding	Exercise Prices	Exercise Price	Life in Years

1,016,179	$19.60 to $20.90	$20.86	1.5

371,748	$27.01 to $55.45	$43.10	2.8

1,387,927

At September 30, 2007, 380,000 options outstanding are exercisable.  Exercise prices on the options range from $19.60 to $55.45.  The weighted average remaining contractual life of options outstanding at September 30, 2007 is 1.8 years.  The weighted average fair value of options granted during the nine months ended September 30, 2007 and 2006

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

were $9.47 ($1,531,973) and $8.20 ($1,004,000) per share, respectively.  The total intrinsic value of shares exercised during the nine months ended September 30, 2007 and 2006 are $341,000 and $1,087,000, respectively.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions.  The plan allows employees to terminate participation at any time.

Our policy is to issue new shares to satisfy share option exercises.  In May 2005, our shareholders approved the 2005 National HealthCare Corporation Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan.  We have reserved 985,738 shares of common stock for issuance under these plans.

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

NHC recognized $1,947,000 and $1,985,000 of share-based compensation expense for the nine month periods ended September 30, 2007 and 2006, respectively.  SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $195,000 and $230,000 for the nine months ended September 30, 2007 and 2006, respectively.  No share based compensation cost was capitalized during the current periods.  The total compensation cost related to non–vested awards not yet recognized is $2,063,000 and the weighted average period over which it is to be recognized is 2.0 years.

Note 11 - Series B Junior Participating Preferred Stock

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

Note 12 – Subsequent Events

Merger of National HealthCare Corporation and National Health Realty, Inc. and Issuance of NHC Convertible Preferred Stock

On October 31, 2007, NHC completed its acquisition of National Realty, Inc., (“NHR”) as contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 20, 2006, by and among Davis Acquisition sub LLC, NHC/OP, L.P., NHR and NHC, following the approval of the merger by the stockholders of NHR and the adoption of the amendment to the Certificate of Incorporation of NHC and approval of the issuance of shares of NHC Series A Convertible Preferred Stock (“NHC Preferred”) by the stockholders of NHC.

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

Pursuant to the terms of the Merger Agreement, NHR merged into Davis Acquisition Sub LLC, a wholly-owned subsidiary of NHC.  Each share of NHR, issued and outstanding immediately prior to the merger, and not owned by Davis Acquisition Sub LLC, NHC/OP, L.P., or NHC, were converted into the right to receive $9.00 in cash, without interest and one share of NHC Preferred.

Each share of the NHC Preferred is entitled to annual preferred dividends of $0.80 per share and has a liquidation preference of $15.75 per share.  The NHC Preferred, which will be listed on the American Stock Exchange with the symbol “NHC.PR.A”, is convertible at any time at the option of the shareholder into NHC common stock at a conversion price of $65.07.  Each share of the NHC Preferred will be convertible into 0.24204 of a share of NHC common stock.  After the 5th anniversary of the closing date, NHC will have the option to redeem the NHC Preferred, in whole or in part, for $15.75 cash per share (plus accrued but unpaid dividends); provided that the NHC Preferred will not be redeemable prior to the 8th anniversary of the closing date unless the average closing price for NHC common stock for 20 trading sessions equals or exceeds the conversion price. The conversion price will be adjusted to reflect any future NHC stock splits or stock dividends. The cash required to complete the merger was provided substantially from NHC’s existing liquidity reserves.

NHC expects to pay a total of approximately $97,571,000 in cash to NHR stockholders, plus cash in lieu of fractional shares, and to issue approximately 10,841,250 shares of NHC Preferred with a liquidation preference of $170,750,000 pursuant to the terms of the Merger Agreement, based on the number of NHR shares of common stock deemed outstanding on October 31, 2007, as calculated under the Merger Agreement.

Anticipated Accounting Treatment of the Purchase – NHC intends to account for the merger as a purchase transaction under accounting principles generally accepted in the United States.  Under the purchase method of accounting, the assets and liabilities of NHR will be recorded, as of the completion of the merger, at their respective fair values and added to those of NHC.  These allocations will be based upon valuations that have not yet been finalized.  The financial condition and results of operations of NHC after completion of the merger will reflect NHR’s balances and results beginning on November 1, 2007 but will not be restated retroactively to reflect the historical financial position or results of operations of NHR.

Following the completion of the merger, the earnings of the combined company will reflect purchase accounting adjustments, including the effect of changes in the cost bases of assets and liabilities on depreciation and amortization expenses.  Long-lived assets will be evaluated for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable.  Any future impairments or market value adjustments would reduce the asset carrying values and result in changes to earnings for the combined company.  It is not expected that goodwill will be recorded as a result of the merger.

$75,000,000 Revolving Credit Agreement

On October 30, 2007, National HealthCare Corporation entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”).  The Credit Agreement provides for a $75,000,000 revolving credit facility (the “Credit Facility”), of which of up to $5,000,000 may be utilized for letters of credit.

The Credit Facility matures 364 days after the closing date of October 30, 2007.  Between 90 and 120 days prior to the maturity date, NHC may request the extension of the maturity date.  If the Lender elects to consent to such extension, subject to certain conditions, the maturity date will be extended to the date which is 364 days after the then maturity date.

NHC is permitted to prepay the loans outstanding under the Credit Facility at any time, without penalty.  Loans bear interest at either (i) the Eurodollar rate plus 0.25% or (ii) the base rate.  Letter of credit fees are equal to 0.25% times the maximum amount available to be drawn under outstanding letters of credit.

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

NHC’s obligations under the Credit Agreement are guaranteed by certain NHC subsidiaries and are secured by pledges by NHC and the guarantors of (i) 100% of the equity interests of domestic subsidiaries and (ii) up to 65% of the voting equity interests and 100% of the non-voting equity interests of foreign subsidiaries, in each case, held by NHC or the guarantors.

The Credit Agreement contains customary representations and warranties, and covenants, including covenants that restrict, among other things, asset dispositions, mergers and acquisitions, dividends, restricted payments, debt, liens, investments and affiliate transactions.  The Credit Agreement contains customary events of default.

The Credit Facility is available for general corporate purposes, including working capital and acquisitions.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (ANHC@ or the ACompany@) is a leading provider of long–term health care services.  We operate or manage 73 long–term health care centers with 9,127 beds in 10 states and provide other services in two additional states.  These operations are provided by separately funded and maintained subsidiaries.  We provide long–term health care services to patients in a variety of settings including long–term nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, hospice programs, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services to owners of long–term health care centers and advisory services to National Health Realty, Inc., (ANHR@).

Summary of Goals and Areas of Focus

Merger of National HealthCare Corporation and National Health Realty, Inc., and Issuance of NHC Convertible Preferred Stock - Subsequent to the balance sheet date, on October 31, 2007, NHC completed its acquisition of National Realty, Inc., (“NHR”) as contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 20, 2006, by and among Davis Acquisition sub LLC, NHC/OP, L.P., NHR and NHC, following the approval of the merger by the stockholders of NHR and the adoption of the amendment to the Certificate of Incorporation of NHC and approval of the issuance of shares of NHC Series A Convertible Preferred Stock (“NHC Preferred”) by the stockholders of NHC.  The acquisition is expected to enable us to move forward with future growth opportunities, to enhance our cash flows, and to provide us with ownership of a portfolio of first class health care, retirement and assisted living centers.

$75,000,000 Revolving Credit Agreement – Subsequent to the balance sheet date, on October 30, 2007, National HealthCare Corporation entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”).  The Credit Agreement provides for a $75,000,000 revolving credit facility (the “Credit Facility”), of which of up to $5,000,000 may be utilized for letters of credit.

The Credit Facility is available for general corporate purposes, including working capital and acquisitions.  We obtained the line of credit to fund further growth strategies as opportunities arise.

Earnings – To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Development and Growth – During the third quarter of 2006, we placed in service a 30 bed addition to an existing long–term care facility located in Farragut, Tennessee and a 60 bed addition to an existing long–term care facility located in Mauldin, South Carolina.  During the first quarter of 2007, we placed in service 60 bed additions to existing long–term care facilities located in Garden City and Columbia, South Carolina.  The cost of the additions is approximately

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

$19,169,000.  In addition, we have begun construction of a 60 bed addition to an existing facility located in North Augusta, South Carolina (expected cost $6,403,000).  Cost incurred at September 30, 2007 was approximately $406,000.  All of these additions are to long-term healthcare facilities, the real property of which was owned by NHR prior to the completion of our purchase of NHR on October 31, 2007.

In March, 2006, we purchased for $5,400,000 a 200 bed long–term care facility located in Town and Country Missouri.  We had managed the center since 2001.

In 2007 we are continuing to develop an active hospice program in South Carolina independently of our partnership with Caris Healthcare and are also exploring opportunities to expand our home health care services.  Also during 2007, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.

NHI Advisory Management Changes – On March 13, 2006, we reached agreement with NHI to end the use of NHC=s senior officers as advisors to NHI, effective December 31, 2006.  NHC=s Board believes it is in the best interest of NHC to accentuate its independence from NHI, its largest landlord.  NHC ceased providing advisory services effective December 31, 2006.  Advisory service fees totaled $985,000 in the nine months ended September 30, 2006.

Accrued Risk Reserves – Our accrued professional liability reserves, workers= compensation reserves and health insurance reserves totaled $81,872,000 at September 30, 2007 and are a primary area of management focus.  We have set aside restricted cash to fully fund our professional liability and workers= compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

Revenue Recognition – Third Party Payors – Approximately 63% (2006), 63% (2005), and 64% (2004) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  We have made provisions of approximately $8,101,000 for other various Medicare and Medicaid issues for current and prior year cost reports.  Consistent with our revenue recognition policies, we will record revenues associated with the various issues when the approvals, including the final cost report audits, are assured. We recorded revenues of $1,418,000 for such cost report in the nine months ended September 30, 2007.  Adjustments of a similar nature were not significant in the nine months ended September 30, 2006.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of September 30, 2007, we and/or our managed centers are defendants in 62 such claims inclusive of years 1995 through 2007.  It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.   It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

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

See Notes 3, 4, and 5 to the Condensed Consolidated Financial Statements regarding our relationships with National, NHI and centers previously owned by NHI and the recognition of management fees from long–term care centers owned by these parties.

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

Potential Recognition of Deferred Income – During 1988, we sold the assets of eight long–term health care centers to National Health Corporation (ANational@), our administrative general partner at the time of the sale.  The resulting profit of $15,745,000 (and related income tax expense) was deferred and will be amortized into income beginning with the collection of the note receivable (up to $10,000,000) and the expiration of a line of credit obligation ($2,000,000).  The balance ($3,745,000) of the profit is being amortized into income on a straight–line basis over the 20-year management contract period. $10,000,000 of the previously deferred income and unrelated deferred income taxes will be recognized as income at the time of and in proportion to the collection of the associated $10,000,000 note.  Additional deferred income of $2,000,000 will be reported when the company no longer has an obligation to advance the $2,000,000 working capital loan which obligation was extended until January 20, 2018 with the extension of the management agreement with National to that date.  The collection (or alternatively, the offset against certain payables to National) of up to $10,000,000 of notes receivable would result in the immediate recognition of up to $10,000,000 of pretax net income.  Currently, the notes are due December 31, 2007 and income recognition is expected to occur at that time.

Guarantees – We guarantee the debt of managed and other long–term health care centers ($3,924,000) and the debt of NHI ($4,515,000).  As of September 30, 2007, our maximum potential loss related to the aforementioned debt guarantees and financial guarantees is $8,439,000 which is the outstanding balance of our guarantees.  It is possible that future events could cause us to make significant adjustments to our estimates and liability under these guarantees and cause our reported net income to vary significantly from period to period.

Uncertain Tax Positions – NHC continually evaluates for tax related contingencies.  Contingencies may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have adequate provisions for tax contingencies.  However, because of uncertainty of

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

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

Including the 3.1% annual inflation update factor RUG refinement our Medicare payment rates have increased by approximately 16% or $14,516,764 on a same facility basis in the nine months ended September 30, 2007 compared to the same period in 2006.  Our Medicare utilization increased from 17% to 18% (patient days) for the nine months ended September 30, 2007 compared to the same period of 2006.

Medicaid

Our Medicaid utilization decreased from 55% to 52% (patient days) for the nine months ended September 30, 2007 compared to the same period of 2006.

Tennessee Medicaid rate increases were approximately $1,712,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

South Carolina Medicaid annual per diem rate increases resulted in additional revenues of approximately $1,471,000 for the nine months ended September 30, 2007.

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

Results for the three month period ended September 30, 2007 include a 10.3% increase in net revenues and a 41.6% increase in net income compared to the same period in 2006.

Net patient revenues increased $5,442,000 or 4.2% compared to the same period last year.  Medicaid rate changes that became effective October 1, 2006 increased our revenues for the 2007 third quarter by approximately $1,075,000.  Additionally, the completion of construction of bed additions at four facilities (210 beds) added approximately $2,919,000 in net patient revenues.  Finally, improved per diem revenue rates from Medicare, Medicaid and private pay payors and improved census mix increased our third quarter revenues compared to the same quarter last year.

The total census at owned and leased centers for the quarter averaged  93.1% compared to an average of 93.7% for the same quarter a year ago.

Other revenues increased $9,301,000 or 61.7% in 2007 to $24,380,000 from $15,079,000 in 2006. Other revenues for the current quarter include the recognition of a gain of approximately $10,792,000 on the sale of underdeveloped land located in Charleston, South Carolina.  Other revenues also increased $856,000 due to an increase in the amount of our equity in earnings of an unconsolidated investment (Caris HealthCare, L.P.).

Increases in other revenues were offset in part due to decreases in insurance services ($1,025,000) and in advisory fees ($328,000).  The decrease in insurance service revenue is caused by a decline in the number of customers being served for professional liability insurance and workers’ compensation insurance from our wholly-owned insurance subsidiaries.  Revenues from management and accounting services fluctuate from period to period because collections for some customers are not certain of receipt (as described in our critical accounting policies).  During the three months ended September 30, 2007, NHC provided management, accounting and financial services ($772,000) for 28 facilities as compared to 32 facilities during the three months ended September 30, 2006.

Total costs and expenses for the 2007 third quarter increased $10,775,000 or 8.4% to $139,240,000 from $128,465,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $10,742,000 or 14.8% to $83,540,000 from $72,798,000.  Other operating expenses decreased $668,000 or 1.6% to $40,992,000 for the 2007 period compared to $41,660,000 in the 2006 period.  Rent expense increased $357,000 to $10,535,000 compared to $10,178,000 in the 2006 period.  Depreciation and amortization increased $304,000 or 8.5% to $3,892,000 from $3,588,000.  Interest costs increased $40,000 to $281,000.

Increases in salaries, wages and benefits are due to increased staffing due to the completion of bed additions at four centers ($1,229,000), increases in the provision for workers’ compensation and health insurance claims accrued ($4,058,000) and inflationary wage increases.  Increases in other operating costs are due to costs associated with the completed bed additions at four centers ($2,074,000) and inflationary increases offset in part due to decreases in workers compensation ($2,735,000).

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.

Results for the nine month period ended September 30, 2007 include an 8.0% increase in net revenues and a 28.0% increase in net income compared to the same period in 2006.  Net income increased 2.8% after excluding the consideration of the after tax effect of the  South Carolina land sale and the recoveries of a notes receivable previously written down  in the current and prior periods.

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

Net patient revenues increased $25,663,000 or 6.8% compared to the same period last year.  Medicaid rate changes that became effective October 1, 2006 increased our revenues for the 2007 period by approximately $3,938,000 of which approximately $475,000 was attributable to services rendered in the fourth quarter of 2006.  The acquisition of our 200 bed long–term care facility located in Town and Country, Missouri in March 2006 added approximately $2,060,000  to net patient revenues.  Additionally, the completion of construction of bed additions at four facilities (210 beds) added approximately $12,970,000 in net patient revenue.  Finally, improved per diem revenue rates from Medicare, Medicaid and private payors and improved census mix increased our nine month revenues compared to the same period last year.

The total census at owned and leased centers for the nine months averaged 92.7% compared to an average of 93.9% for the same period a year ago.

Other revenues increased $7,910,000 or 17.4% in 2007 to $53,319,000 from $45,409,000 in 2006.  The increase includes the recognition of a gain of approximately $10,792,000 on the sale of undeveloped land located in Charleston, South Carolina.  Other revenues also increased $1,281,000 due to an increase in the amount of our equity in earnings of an unconsolidated investment (Caris HealthCare, L.P.).

Increases in other revenue were offset in part due to decreases ($2,331,000) in insurance services revenue.  Insurance service revenue decreased due to a decline in the number of customers served for workers’ compensation and for professional liability insurance from our wholly-owned insurance subsidiaries.  Other revenues also decreased due to decreased collection of approximately $869,000 in management and accounting service fees and $984,000 in advisory fees.  As described in our critical accounting policies, revenues from management and accounting services fluctuate from period to period because collections for some customers are not certain of receipt.  During the nine months ended September 30, 2007, NHC provided management, accounting and financial services to 28 facilities compared to 32 facilities during the nine months ended September 30, 2006.

Total costs and expenses for the 2007 nine months increased $26,036,000 or 6.9% to $405,682,000 from $379,646,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $20,414,000 or 9.2% to $244,253,000 from $223,839,000.  Other operating expenses increased $2,678,000 or 2.2% to $123,753,000 for the 2007 period compared to $121,075,000 in the 2006 period.  Rent expense increased $736,000 to $31,544,000 compared to $30,808,000 in the 2006 period.  Depreciation and amortization increased $1,004,000 or 9.6% to $11,476,000 from $10,472,000.  Interest costs increased $90,000 to $851,000.

Increases in salaries, wages and benefits are due primarily to inflationary wage increases.  Costs for benefits were increased by approximately $4,011,000 by increases in workers’ compensation and health insurance claims.  Increases in other operating costs are due to inflationary increases offset in part due to decreases in the cost of premiums for workers compensation ($1,034,000).  In addition, salaries, wages and benefits and other operating expenses increased by $6,160,000 and $5,939,000 due to the acquisition of our 200 long–term care beds facility in March 2006 and long–term bed additions totaling 210 beds at four facilities.

Expenses for the nine months ended September 30, 2007 and 2006 include recoveries of notes receivable previously written off in the amounts of $6,195,000 and $7,309,000.  In the prior period, the borrower refinanced existing notes and repaid our note with the proceeds.  In the current period, we had a participation in a note receivable that was repaid by the other party in the participation agreement.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

property, rent expenses, debt service payments (including principal and interest) and dividend distributions.  These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months				Nine Months
	Ended		Three Month		Ended		Nine Month
	September 30		Change		September 30		Change
	2007	2006	$	%	2007	2006	$	%
Cash and Cash equivalents at
beginning of period	$67,702	$66,716	$986	1.5%	$50,678	$60,870	$(10,192)	16.7%

Cash provided from operating activities	13,270	42,919	(29,649)	(69.1)%	34,784	69,926	(35,142)	50.2%

Cash provided by (used in) investing
activities	(2,402)	(57,065)	54,663	95.8%	(1,918)	(74,071)	72,153	97.4%

Cash used in financing activities	(3,223)	(2,293)	(930)	40.6%	(8,197)	(6,448)	(1,749)	27.1%

Cash and cash equivalents at end of period	$75,347	$50,277	$25,070	49.9%	$75,347	$50,277	$ 25,070	49.9%

Net cash provided by operating activities during the nine months ended September 30, 2007 totaled $45,576,000 compared to $69,926,000 provided in the same period last year.  Cash provided by operating activities is composed of net income plus depreciation and increases in accrued liabilities and reserves, deferred income and other non–current liabilities, and decreases in accounts receivable, offset by decreases in restricted cash, deferred income taxes and accrued payroll.  Restricted cash is primarily related to professional liability insurance, workers= compensation insurance and health insurance.  The reduction in cash provided by operating activities of $24,350,000 was due in part to a $34,253,000 decrease in restricted cash in the prior year nine month period compared to a $4,781,000 increase in restricted cash in the current year nine month period.

Cash flows used in investing activities during the nine months ended September 30, 2007 totaled $12,710,000 compared to $74,071,000 used in investing activities in the same period in 2006.  Cash used for additions to property and equipment totaled $11,821,000 in 2007 compared to $26,210,000 in 2006.  Collections of notes receivable generated $7,195,000 in 2007 compared to $1,601,000 in 2006.  Cash used to purchase marketable securities totaled -0- compared to $49,613,000 of cash used to purchase marketable securities in 2006.  Distributions received from unconsolidated investments totaled $2,210,000 in 2007 compared to $151,000 in 2006.

Cash used in financing activities totaled $8,197,000 in the nine month ended September 30, 2007 compared to $6,448,000 used in financing activities for the same period in 2006.  Cash used for payments of debt totaled $1,686,000 and dividend payments to shareholders totaled $7,136,000.  In the prior year, cash used for payments of debt totaled $1,618,000, dividend payments to shareholders totaled $5,893,000.  Tax benefits from exercise of stock options provided cash of $195,000 in 2007 and $230,000 in 2006.

At September 30, 2007, our ratio of long–term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 3.5%.

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2007 are as follows:

		Less than		4-5	After 5
	Total	1 Year	2–3 Years	Years	Years
	(in thousands)
Long–term debt – principal	$ 10,962	$ 962	$10,000	$ —	$ —
Long–term debt – interest	232	232	—	—	—
Obligation to complete
construction	4,416	4,416	—	—	—
Operating leases	594,814	38,403	76,806	90,877	388,728
Total Contractual Cash
Obligations	$610,424	$44,013	$86,806	$90,877	$388,728

As discussed in the section ADebt Guarantees@, the $4,515,000 obligation represents our estimated obligation related to senior secured notes between NHI and certain lending institutions.  In addition to the guaranteed debt obligation, we have guaranteed debt obligations of certain other entities totaling approximately $3,924,000.  These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

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

Guarantees and Contingencies

Debt Guarantees–

In addition to our primary debt obligations, which are included in our condensed consolidated balance sheet, we have guaranteed the debt obligations of certain other entities.  Those guarantees, which are not included as debt obligations in our consolidated financial statements, total $8,439,000 at September 30, 2007 and include $3.924,000 of debt of a long–term health care center and $4,515,000 of debt of National Health Investors, Inc. (“NHI”).  National Health Corporation (ANational@) and the National Health Corporation Leveraged Employee Stock Ownership Plan (the AESOP@) are secondary obligors for the $4,515,000 of debt.

The $3,924,000 guarantee relates to first mortgage debt obligations of one long–term health care center to which we previously provided management or accounting services.  This guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable, marketable securities and, in certain instances, the personal guarantees of the owners of the facility.

The $4,515,000 of guarantees of debt of NHI relates to senior secured notes held by financial institutions.  This debt had been debt of NHC until it was transferred to NHI along with related assets at the inception of NHI in 1991.  The total outstanding balance under these senior secured notes is $5,344,000.  Of this obligation, $829,000 has been included in our debt obligations because we are a direct obligor on this indebtedness.  The remaining $4,515,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI as primary obligor.

As of September 30, 2007, our maximum potential loss related to the aforementioned debt is $8,439,000 which is the outstanding balance of our guarantee.

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

Debt Cross Defaults

Through a guarantee agreement, our $829,000 senior secured notes and our $4,515,000 guarantee described above have cross–default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

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

September 30, 2007

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months.  As a result of the short–term nature of our cash instruments, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments.  Approximately $19.0 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $.4 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $4,000.  As of September 30, 2007, $10 million of our long–term debt bear interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  The remaining $1.0 million of our long–term debt and debt serviced by other parties bear interest at variable rates.  Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $6,000.

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

Item 4.  Controls and Procedures.

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company=s management, including the Chief Executive Officer (ACEO@) and Principal Accounting Officer (APAO@), of the effectiveness of the design and operation of the Company=s disclosure controls and procedures.  Based on that evaluation, the Company=s management, including the CEO and PAO, concluded that the Company=s disclosure controls and procedures were effective as of September 30, 2007.  There have been no changes in the Company=s internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company=s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 6 of this Form 10–Q.

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

Item 1A.

Risk Factors.

During the nine months ended September 30, 2007, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation=s Annual Report on Form 10–K for the year ended December 31, 2006.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.

Defaults Upon Senior Securities.  None

Item 4.

Submission of Matters to Vote of Security Holders.

(a)

A Special Meeting of Stockholders was held on October 25, 2007.

(b)

Matters voted upon at the meeting were as follows:

PROPOSAL NO. 1:   To consider and vote upon a proposal to adopt an amendment to the certificate of incorporation of NHC to increase the maximum number of shares of undesignated preferred stock having a par value of $.01 per share from 10,000,000 shares to 25,000,000 shares.

For	Against	Abstain
10,311,084	1,789,641	3,731

PROPOSAL NO. 2: To consider and vote upon a proposal to approve the issuance of shares of NHC Series A convertible preferred stock pursuant to the merger agreement.

For	Against	Abstain
10,319,320	1,781,146	3,991

PROPOSAL NO. 3:  To approve the postponement or adjournment of the NHC special meeting for the solicitation of additional votes, if necessary.

For	Against	Abstain
10,210,044	1,889,769	4,644

Item 5.

Other Information.  None

NATIONAL HEALTHCARE CORPORATION

September 30, 2007

(unaudited)

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date November 8, 2007	/s/ Robert G. Adams
Robert G. Adams
President
Chief Executive Officer

Date November 8, 2007	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)