Form 10-K
period 2007-12-31
NATIONAL HEALTHCARE CORP
filed 2008-03-17
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _____________

Commission File No. 001-13489
____________________________

(Exact name of registrant as specified in its Corporate Charter)

Delaware	52-2057472
(State of Incorporation)	(I.R.S. Employer I.D. No.)

100 Vine Street
Murfreesboro, Tennessee 37130
(Address of principal executive offices)
Telephone Number: 615-890-2020
____________________________
Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Name of Each Exchange on which Registered
Shares of Common Stock Shares of Preferred Cumulative Convertible Stock	American Stock Exchange American Stock Exchange
____________________________

Securities registered pursuant to Section 12(g) of the Act: None
____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer  or a smaller reporting company.  (as defined in Rule 12b-2 of the Act).  Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates on June 30, 2007 (based on the closing price of such shares on the American Stock Exchange) was approximately $295 million.  For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant=s Common Stock have been deemed affiliates of the Registrant.  The number of shares of Common Stock outstanding as of March 5, 2008 was 12,767,805.

Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K:
The Registrant=s definitive proxy statements for its 2008 shareholder=s meeting.

Table of Contents

Part I

Item 1.

Business.

3

Item 1A.

Risk Factors

14

Item 1B.

Unresolved Staff Comments

21

Item 2.

Properties

22

Item 3.

Legal Proceedings

26

Item 4.

Submission of Matters to a Vote of Security Holders

27

Part II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

27

Item 6.

Selected Financial Data

29

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

29

Item 7a.

Quantitative and Qualitative Disclosures about Market Risk

41

Item 8.

Financial Statements and Supplementary Data

43

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

81

Item 9A.

Controls and Procedures

81

Item 9B.

Other Information

83

Part III

Item 10.

Directors, Executive Officers and Corporate Governance.

83

Item 11.

Executive Compensation

83

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

83

Item 13.

Certain Relationships and Related Transactions and Director Independence

83

Item 14.

Principal Accounting Fees and Services

83

Part IV

Item 15.

Exhibits and Financial Statement Schedules

84

SIGNATURES

86

PART 1

Item 1.  Business.

General Development of Business

National HealthCare Corporation, which we also refer to as NHC or the Company, began business in 1971.  We were incorporated as a Delaware corporation in 1997 when we changed from partnership form to corporate form.  When we indicate ANHC@, we include all majority-owned subsidiaries, partnerships and limited liability companies in which we have an interest.

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

Merger of National HealthCare Corporation and National Health Realty, Inc. and Issuance of NHC Convertible Preferred Stock

On October 31, 2007, NHC completed its acquisition of National Health Realty, Inc., (“NHR”) as contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 20, 2006, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHR and NHC, following the approval of the merger by the stockholders of NHR and the adoption of the amendment to the Certificate of Incorporation of NHC and approval of the issuance of shares of NHC Series A Convertible Preferred Stock (“NHC Preferred”) by the stockholders of NHC.

Pursuant to the terms of the Merger Agreement, NHR merged into Davis Acquisition Sub LLC, a wholly-owned subsidiary of NHC.  Each share of NHR, issued and outstanding immediately prior to the merger, and not owned by Davis Acquisition Sub LLC, NHC/OP, L.P., or NHC, was converted into the right to receive $9.00 in cash, without interest and one share of NHC Preferred.

Each share of the NHC Preferred is entitled to annual preferred dividends of $0.80 per share and has a liquidation preference of $15.75 per share.  The NHC Preferred, which is listed on the American Stock Exchange with the symbol “NHC.PR.A”, is convertible at any time at the option of the shareholder into NHC common stock at a conversion price of $65.07.  Each share of the NHC Preferred is convertible into 0.24204 of a share of NHC common stock.  After the 5th anniversary of the closing date, NHC will have the option to redeem the NHC Preferred, in whole or in part, for $15.75 cash per share (plus accrued but unpaid dividends); provided that the NHC Preferred will not be redeemable prior to the 8th anniversary of the closing date unless the average closing price for NHC common stock for 20 trading sessions equals or exceeds the conversion price. The conversion price will be adjusted to reflect any future NHC stock splits or stock dividends. The cash required to complete the merger was provided substantially from NHC’s existing liquidity reserves.

NHC paid a total of approximately $97,571,000 in cash to NHR stockholders, plus cash in lieu of fractional shares, and issued 10,841,062 shares of NHC Preferred with a liquidation preference of $170,555,000 pursuant to the terms of the Merger Agreement, based on the number of NHR shares of common stock deemed outstanding on October 31, 2007, as calculated under the Merger Agreement.

Accounting Treatment of the Purchase – NHC accounted for the merger as a purchase transaction under accounting principles generally accepted in the United States.  Under the purchase method of accounting, the assets purchased and liabilities assumed were recorded, as of the completion of the merger, at their respective fair values and added to those of NHC.  The financial condition and results of operations of NHC after completion of the merger include the balances and results of the purchase beginning on November 1, 2007 and are not restated retroactively to reflect the historical financial position or results of operations of NHR.

Following the completion of the merger, the earnings of the combined company reflect purchase accounting adjustments, including the effect of changes in the cost bases of the acquired assets and liabilities on depreciation and amortization expenses.

We may experience a reduction in our earnings per share as a result of the merger.  We believe, however, that this negative consequence is offset by the accretive effect that the merger has had and is expected to have on NHC’s free cash flow.

Narrative Description of the Business.

Our business is long-term health care services.  At December 31, 2007, we operate or manage 73 long-term health care centers with a total of 9,153 licensed beds.  These numbers include 48 centers with 6,539 beds that we lease or own and 25 centers with 2,614 beds that we manage for others.  Of the 48 leased or owned centers, 34 are leased from National Health Investors, Inc. (NHI).  Through October 31, 2007, ten centers were leased from National Health Realty, Inc. (“NHR”).  Effective October 31, 2007, these previously leased properties were acquired by us.

Our 22 assisted living centers (10 leased or owned and 12 managed) have 830 units (358 units leased or owned and 472 units managed).  Our six independent living centers (four leased or owned and two managed) have 488 retirement apartments (341 apartments leased or owned and 147 apartments managed).

During 2007, we operated 32 homecare programs and provided 388,321 homecare patient visits to 10,230 patients.

We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units, sub-acute nursing units and a number of in-house pharmacies.  Similar specialty units are under consideration at a number of our centers, as well as free standing projects.  We have a 50% ownership in Caris Healthcare, L.P. (Caris) which provides hospice care.

Long-Term Care Services and Net Patient Revenues. Health care services we provide include a comprehensive range of services.  In fiscal 2007, 87% of our net revenues were derived from such health care services.  Highlights of health care services activities during 2007 were as follows:

A.

Long-Term Health Care Centers.  The most significant portion of our business and the base for our other long-term health care services is the operation of our skilled nursing centers.  In our centers, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day.  In addition, our centers provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services.  We own or lease and operate 48 long-term health care centers as of December 31, 2007. We manage 25 centers for third party owners.  Revenues from the 48 centers we own or lease are reported as patient revenues in our financial statements.  Management fee income is recorded as other revenues from the 25 facilities that we manage.   We generally charge 6% of net revenues for our management services.  Average occupancy in these long-term health care centers was 92.7% during the year ended December 31, 2007.

B.

Rehabilitative Services.  We provide therapy services through Professional Health Services, a division of NHC.  Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities.  We maintained a rehabilitation staff of over 700 highly trained, professional therapists in 2007.  The majority of our rehabilitative services are for patients in our owned and managed long-term care centers.  However, we also provide services to over 100 additional health care providers and operate three free-standing outpatient rehabilitation clinics in Tennessee.  We are the designated sports medicine provider for Middle Tennessee State University in Murfreesboro, Tennessee.  Our rates for these services are competitive with other market rates.

C.

Medical Specialty Units.  All of our long-term care centers participate in the Medicare program, and we have expanded our range of offerings by the creation of center-specific medical specialty units such as our Alzheimer's disease care units and subacute nursing units.   Our trained staff provides care for Alzheimer’s patients in early, middle and advanced stages of the disease. We provide specialized care and programming for persons with Alzheimer’s or related disorders in dedicated units within many of our skilled nursing centers.  Our sub-acute programs are designed to shorten or eliminate hospital stays and help to reduce the cost of quality health care. We develop individualized patient care plans to target appropriate medical and functional planning objectives with a primary goal where feasible for a return to home or a similar environment.

D.

Managed Care Contracts.  We operate one South Carolina, one Missouri, and three Tennessee  regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of our owned and managed centers.  Managed care patient days were 47,358 in 2005, 57,203 in 2006 and 74,428 in 2007.

E.

Hospice.  Hospice services provide for the physical, spiritual and psychosocial needs of individuals facing a life-limiting illness. Resources including palliative and clinical care, education, counseling and other services take into consideration both the needs of patients and the needs of family members.  We licensed our first owned hospice program in Greenville, South Carolina in December 2007.  This hospice is owned by us and managed by Caris HealthCare, L.P. (“Caris”).  See Other Revenues in this section for more about Caris.

F.

Pharmacy Operations.  At December 31, 2007, we operated four regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina, and one in Missouri).  These pharmacy operations use a central location to supply (on a separate contractual basis) pharmaceutical services (consulting and medications) and supplies.  Effective January 1, 2006, Medicare Part D was implemented by Centers for Medicare and Medicaid Services (CMS).  Part D shifted payment of most pharmaceuticals from Medicaid plans to other payors (e.g. Private Pay, Insurance).   Regional pharmacies bill Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.  Our regional pharmacies currently serve approximately 50 long-term care centers.

G.

Assisted Living Projects.  Our assisted living centers are dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities.  We own or lease 10 and manage 12 assisted living centers, 11 of which are located within the physical structure of a skilled nursing center or retirement center and 11 of which are freestanding.  In 2007, the rate of occupancy was 88.9%.  Certificates of Need are not required to build these projects and we believe that overbuilding has occurred in some of our markets.

H.

Retirement Centers.  Our four owned or leased and two managed retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas.  In most cases, retirement centers also include long-term health care facilities, either in contiguous or adjacent licensed health care centers.  Charges for services are paid from private sources without assistance from governmental programs.  Retirement centers may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need such as is required for health care centers.  We have, in several cases, developed retirement centers adjacent to our health care properties with an initial construction of 40 to 80 units and which units are rented by the month; thus these centers offer an expansion of our continuum of care.  We believe these retirement units offer a positive marketing aspect of our health care centers.

We have one managed and one owned retirement center which are Acontinuing care communities@, where the resident pays a substantial endowment fee and a monthly maintenance fee.  The resident then receives a full range of services - including nursing home care - without additional charge.

I.

Homecare Programs.  Our home health care programs (we call them homecare) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities.  Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies.  Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment.  NHC operates 32 homecare licensed and Medicare-certified offices in three states (Tennessee, South Carolina, and Florida) and some of our homecare patients are previously discharged from our long-term health care centers.  Medicare reimbursement for homecare services is paid under a prospective payment system.  Under this payment system, we receive a prospectively determined amount per patient per 60 day episode as defined by Medicare guidelines.  Medicare episodes decreased from 16,828 in 2006 to 16,277 in 2007 primarily due to an increase in managed care patients.  The number of patients served decreased from 10,803 in 2006 to 10,230 in 2007.  Visits decreased from 434,021 in 2006 to 388,321 in 2007 due to more effective case management and the increase in managed care patients.

Other Revenues.  We generate revenues from insurance services to our managed centers, from management, accounting and financial services to third party long-term care, assisted living and independent living centers, from dividends and other realized gains on securities and from interest income.  In fiscal 2007, 13% of our net revenues was derived from such other sources.  The significant sources of our other revenues are described as follows:

A.

Insurance Services.  NHC owns a Tennessee domestic licensed insurance company.  The company is licensed in several states and provides workers= compensation coverage to the majority of NHC operated and managed facilities in addition to other nursing homes, assisted living and retirement centers.  A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC=s owned and managed centers.  This company elects to be taxed as a domestic subsidiary.  We also self-insure our employees= (referred to as Apartners@) health insurance benefit program at a cost we believe is less than a commercially obtained policy.  Finally, we operate a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies.  NHC=s revenues from insurance services totaled $15,914,000 in 2007.

B.

Management, Accounting and Financial Services.  We provide management services to long-term health care centers, assisted living centers and independent living centers operated by third party owners.  We typically charge 6% of the managed centers= revenues as a fee for these services.  Additionally, we provide accounting and financial services to other long-term care or related types of entities who typically have been or are in the process of being transferred from bankrupt organizations or from entities operating in states with economically unreasonable liability insurance premiums into the hands of small operators or not-for-profit entities.  No management services are provided to these entities.  As of December 31, 2007, we perform management services for 25 centers and accounting and financial services for 28 centers.  NHC=s revenues from management, accounting and financial services totaled $16,799,000 in 2007.

C.

 Equity in Earnings of Unconsolidated Investments.  Earnings from investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  If the earnings from our equity investments are from business operations that are long-term care services, we report the earnings in Other Revenues in the Consolidated Statements of Income.  Our most significant equity method investment is a 50% ownership and voting interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services in NHC owned health care centers and in other settings.  In 2003 we entered into a partnership agreement with Caris in order to develop hospice programs in selected market locations.  Thirteen locations in Tennessee are now open with two additional locations due to open in 2008. We have also entered into an agreement with Caris whereby they will manage hospice operations owned by us.

We previously provided advisory and/or accounting services to National Health Realty Inc. (“NHR”) and Management Advisory Source, LLC (“Advisors”).  The services agreement with Advisors required us to provide accounting services to Advisors and, as requested, to National Health Investors, Inc. (“NHI”).  The services to NHR were terminated on October 31, 2007 when we merged with NHR.  The services to Advisors were terminated on December 31, 2006 to help to accentuate our independence from NHI, our largest landlord.

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

We provide management services to centers operated under management contracts and offsite accounting and financial services to other owners, all pursuant to separate contracts.  The term of each contract and the amount of the management fee or accounting and financial services fee is determined on a case-by-case basis.  Typically, we charge 6% of net revenues of the managed centers for our management contracts and specific item fees for our accounting and financial service agreements. The initial terms of the contracts range from two years to ten years.  In certain contracts, we maintain a right of first refusal should the owner desire to sell a managed center.

Long-Term Care Center Occupancy Rates

The following table shows certain information relating to occupancy rates for our continuing owned and leased long-term health care centers:

	Year Ended December 31
	2007	2006	2005

Overall census	92.5%	93.6%	94.0%

Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).

Customers and Sources of Revenues

No individual customer or related group of customers accounts for a significant portion of our revenues. We do not expect that the loss of a single customer or group of related customers would have a material adverse effect.

Certain groups of patients receive funds to pay the cost of their care from a common source.  The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31
Source	2007	2006	2005
Private	29%	28%	25%
Medicare	39%	39%	35%
Medicaid/Skilled	9%	10%	14%
Medicaid/Intermediate	22%	22%	23%
VA and Other	1%	1%	3%
Total	100%	100%	100%

The source and amount of the revenues are further dependent upon (i) the licensed bed capacity of our health care centers, (ii) the occupancy rate of the centers, (iii) the extent to which the rehabilitative and other skilled ancillary services provided at each center are utilized by the patients in the centers, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

Private pay, VA and other sources include commercial insurance, individual patients’ own funds, managed care plans and the Veterans Administration. Although payment rates vary among these sources, market forces and costs largely determine these rates.

Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts.  We attempt to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing the marketing of those services through market areas and AManaged Care Offices@, of which five were open at December 31, 2007.  These services are designed to speed the patient's recovery and allow the patient to return home as soon as is practical.  In addition to educating physicians and patients to the advantages of the rehabilitative services, we have also implemented incentive programs which provide for the payment of bonuses to our regional and center personnel if they are able to obtain private and Medicare goals at their centers.

Medicare is a health insurance program for the aged and certain other chronically disabled individuals operated by the federal government.

Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government.

Government reimbursement programs such as Medicare and Medicaid prescribe, by law, the billing methods and amounts that health care providers may charge and be reimbursed to care for patients covered by these programs. Congress continually passes laws that effect major or minor changes in the Medicare and Medicaid programs.

Regulation and Licenses

Health care is an area of extensive regulatory oversight and frequent regulatory change. The federal government and the states in which we operate regulate various aspects of our business. These regulatory bodies, among other things, require us annually to license our skilled nursing facilities, assisted living facilities in some states and other health care businesses, including home health agencies and hospices. In particular, to operate nursing facilities and provide health care services we must comply with federal, state and local laws relating to the delivery and adequacy of medical care, distribution of  pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, building codes and environmental protection.

Governmental and other authorities periodically inspect our skilled nursing facilities, home health agencies and hospices to assure that we continue to comply with their various standards. We must pass these inspections to continue our licensing under state law, to obtain certification under the Medicare and Medicaid programs, and to continue our participation in the Veterans Administration program. We can only participate in other third-party programs if our facilities pass these inspections. In addition, these authorities inspect our record keeping and inventory control.

From time to time, we, like others in the health care industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action, and may impose civil money penalties and/or other operating restrictions on us. If our skilled nursing facilities, home health agencies and hospices fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare and Medicaid provider and/or lose our licenses.

Local and state health and social service agencies and other regulatory authorities specific to their location regulate, to varying degrees, our assisted living facilities. Although regulations and licensing requirements vary significantly from state to state, they typically address, among other things, personnel education, training and records; facility services, including administration of medication, assistance with supervision of medication management and limited nursing services; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. If assisted living facilities fail to comply with licensing requirements, these facilities could lose their licenses. Most states also subject assisted living facilities to state or local building codes, fire codes and food service licensure or certification requirements. In addition, the manner and extent to which the assisted living industry is regulated at federal and state levels are evolving.

Changes in the laws or new interpretations of existing laws as applied to the skilled nursing facilities, the assisted living facilities or other components of our health care businesses may have a significant impact on our methods, revenues and costs of doing business.

In all states in which we operate, before a long-term care facility can make a capital expenditure exceeding certain specified amounts or construct any new long-term health care beds, approval of the state health care regulatory agency or agencies must be obtained and a Certificate of Need issued.  The appropriate state health planning agency must determine that a need for the new beds or expenditure exists before a Certificate of Need can be issued.  A Certificate of Need is generally issued for a specific maximum amount of expenditure and the project must be completed within a specific time period.  There is no advance assurance that we will be able to obtain a certificate of need in any particular instance.  In some states, approval is also necessary in order to purchase existing health care beds, although the purchaser is normally permitted to avoid a full scale certificate of need application procedure by giving advance written notice of the acquisition and giving written assurance to the state regulatory agency that the change of ownership will not result in a change in the number of beds or the services offered at the facility.

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

Certifications and Participation Requirements; Efforts to Impose Reduced Payments

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs.  Failure to obtain and maintain Medicare and Medicaid certification at our nursing centers would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue.  In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients.  Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.  For the fiscal year ended December 31, 2007, we derived 39% and 31% of our net patient revenues from the Medicare and Medicaid programs, respectively.  Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our profitability.  We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations.  No assurance can be given that such reforms will not have a material adverse effect on us.

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

Effective October 1, 2007, our PPS rates were increased by 5.5% due to inflation factors (3.3%) and Core-Based Statistical Area (CBSA) designations.

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

Most of our nursing centers and assisted living centers are supplied prescriptions by our owned regional pharmacies known as Network Pharmacies.  Network provides prescriptions to 46 owned, 11 managed, and 15 trade entities.  MMA brought great concern over prescription revenue and collections as with any new reimbursement plan.  Network personnel worked tirelessly in 2006 to successfully implement Part D in addition to accepting new business.  Writeoffs of uncollectible claims have been less than what we expected.  We anticipate more changes to Part D in 2007 such as improvements to various PDP plans and modification of which drugs are covered by PDP formularies.  In addition, we expect that changes to PDP payment methodology by CMS could have a negative effect on rates.  Substantial increases in drug costs could occur which would negatively impact our gross margin for prescriptions.

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

Homecares (HHAs)

Medicare is uniform nationwide and reimburses homecares under a fixed payment methodology named the Prospective Payment System (HH PPS).  PPS was instituted as mandated by the Balanced Budget Act of 1997.  PPS became effective for our homecares effective October 1, 2000.  Generally, Medicare makes payment under the HH PPS on the basis of a national standardized 60-day episode payment, adjusted for case mix and geographical wage index. Payment rates are updated periodically and were last adjusted on January 1, 2007.  The acuity classification system is named HHRGs (Home Health Resource Groups).

On December 8, 2003, the Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act (MMA) of 2003.  As a result, payments to home health agencies increased by 2.3% beginning on January 1, 2004.  Effective April 1, 2005 the rural add-on of 5% was eliminated causing a 3% decrease in revenues to all providers.

The Deficit Reduction Act (DRA) of 2005 froze the home health payment rate for 2006.  HHAs serving rural beneficiaries experienced a one-year five percent add-on payment under the legislation.  The rural add-on payment provided for a 2.5% increase in total payments or, for our homecare operations, approximately $1.2 million in FY 2006 due to a significant number of our homecares serving rural counties.

For 2007, we received a market basket update of 3.3% with offsetting reductions resulting from the elimination of the one-year five percent add-on for rural areas that was implemented in 2006.

For 2008, we received a market basket update of 3.0% coupled with rate reductions of 2.75% per year for years 2008 through 2010 to be followed by a 2.71% reduction in 2011.  Changes were also made to case-mix weights, moving from 83 case-mix categories in 2007 to 153 case-mix categories in 2008.  The ten visit threshold at which higher payment rates would occur was replaced with a multi-step threshold with incremental payments for increased visits.

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

In Tennessee, annual Medicaid rate increases were implemented effective July 1, 2007.  In South Carolina, the annual Medicaid rate increases were implemented effective October 1, 2007.  In Missouri, Medicaid implemented a global increase in all providers’ rates on February 1, 2007 and an additional global increase on July 1, 2007.

Health Care Center Construction and Purchases

We have completed or anticipate completion of the following long-term health care centers.

Description	Number of Beds	Location	Cost	Date Placed in Service or Expected Completion
Bed Addition	60	Garden City, SC	$5,259,014	1st Quarter 2007
Bed Addition	60	Columbia, SC	4,325,726	1st Quarter 2007
Bed Addition	60	North Augusta, SC	6,657,000	April 2008

In November 2007, we purchased the real estate, personal property, inventory and net working capital of a 544-bed long-term care center and a 66-unit assisted living facility located in Chattanooga, Tennessee for approximately $14,760,000.  The property has been leased to a third party provider.

In January 2008, we purchased a 109-bed skilled nursing and rehabilitation facility for $6,347,000 located in Knoxville, Tennessee.  In addition, we purchased two tracts of land located in South Carolina and one tract located in Tennessee.  These tracts were undeveloped and are held for future development.

Competition

In most of the communities in which we operate health care centers, there are other health care centers with which we compete.  We own, lease or manage (through subsidiaries) 73 long-term health care facilities located in 10 states.  Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities.  There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including us, dominates any of these state=s long-term health care markets, except for some small rural markets which might have only one long-term health care facility.  In competing for patients and staff with these centers, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations.  The reputation in the community and the physical appearance of our health care centers are important in obtaining patients, since members of the patient=s family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital.  We believe that by providing and emphasizing rehabilitative as well as skilled care services at our centers, we are able to broaden our patient base and to differentiate our centers from competing health care centers.

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

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees.  In order to enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs.  We support the Foundation for Geriatric Education.  We also conduct an AAdministrator in Training@ course, 24 months in duration, for the professional training of administrators.  Presently, we have four full-time individuals in this program.   Four of our six regional vice presidents and 48 of our 73 health care center administrators are graduates of this program.

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

Employees

As of December 31, 2007, our Administrative Services Contractor plus our managed centers had approximately 11,000 full and part time employees, who we call APartners@.  No employees are represented by a bargaining unit.  We believe our current relations with our employees are good.

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

Item 1A.  Risk Factors

You should carefully consider the risk factors set forth below, as well as the other information contained in this Annual Report on Form 10-K.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K, because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements.  The risks described below are not the only risks facing us.  Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations.  Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Relating to Our Company

We depend on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from such payors may be reduced.  - We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs.  For the year ended December 31, 2007, we derived approximately 60% of our net revenues from the Medicare, Medicaid and other government programs.  Third-party payor programs are highly regulated and are subject to frequent and substantial changes.  Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins.  Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits.  Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary.  There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers.  In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance.  We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors.  Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations.  It is possible that the effects of further refinements to PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations.  See Item 1, ABusiness – Regulation and Licenses@ and AMedicare Legislation and Regulations@ and AMedicaid Legislation and Regulations@.

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

We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, have had and could have an adverse effect on our financial position, results of operations and cash flows. See Item 1, "Business - Regulation and Licenses@.

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

We are required to comply with laws governing the transmission and privacy of health information.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, unique identifiers for providers, employers, health plans and individuals, and security, privacy and enforcement.  The Department of Health and Human Services has released final rules to implement a number of these requirements, and several HIPAA initiatives have become effective, including privacy protections, transaction standards, and security standards. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

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

Due to the rising cost and limited availability of professional liability, workers= compensation and health insurance, we are largely self-insured on all of these programs and as a result, there is no limit on the maximum number of claims or amount for which we or our insurance subsidiary can be liable in any policy period.  Although we base our loss estimates on independent actuarial analyses using the information we have to date, the amount of the losses could exceed our estimates.  In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.  In addition, our insurance coverage might not cover all claims made against us.  If we are unable to maintain our current insurance coverage, if judgments are obtained in excess of the coverage we maintain, if we are required to pay uninsured punitive damages, or if the number of claims settled within the self-insured retention currently in place significantly increases, we could be exposed to substantial additional liabilities.  We cannot assure you that the claims we pay under our self-insurance programs will not exceed the reserves we have set aside to pay claims.  The number of claims within the self-insured retention may increase.

We are invested in an enhanced cash fund that has been affected by turmoil in the financial and credit markets that started in the summer of 2007 in the United States.  At December 31, 2007, we reported an aggregate investment of $35,492,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”) which invests principally in high quality corporate debt, mortgage-backed securities and asset-backed securities.  During December, 2007 the Fund’s manager notified us that Fund cash redemptions to investors were suspended and the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders that is expected to be completed in 2009.  As the fund is liquidated, we expect to receive our pro rata share of the Fund in cash distributions.  However, it is possible that Fund distributions may be suspended for a longer period than indicated by the Fund manager and that the Fund value may be less than the current net asset value stated by the Fund manager.  Our inability to withdraw our investment in the Fund may cause us to borrow funds sooner than would otherwise be required. It is possible that future events could require us to make significant adjustments or revisions to our estimates of the Fund value.

Recent legislation and the increasing costs of being publicly owned are likely to impact our future consolidated financial position and results of operations. - In connection with the Sarbanes-Oxley Act of 2002, we are subject to rules requiring our management to report on the effectiveness of our internal controls over financial reporting.  If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information which could, in turn, have an adverse effect on our business, results of operations, financial condition and cash flows.

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

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. - We provide management and/or financial services to health care centers, assisting living centers and independent living centers owned by third parties.  At December 31, 2007, we perform management services (which include financial services) for 25 such centers and accounting and financial services for an additional 28 such centers. Furthermore, we previously provided advisory services to NHR, prior to the merger with NHC, a publicly traded REIT and financial services to Management Advisory Source, LLC which company provides advisory services to NHI, a publicly traded REIT.  The ARisk Factors@ contained herein as applying to us may in many instances apply equally to these other entities for which we provide services.  We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities.  Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

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

We may not be able to successfully integrate our acquisition of NHR or realize the potential benefits of the acquisition, which could cause our business to suffer. – In October 2007, we acquired NHR.  We may not be able to combine successfully the operations of NHR with our operations and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition.  The integration of NHR with our operations will also require attention from management, possibly reducing its ability to focus on other operations or other projects.  Any delays or increased costs of combining the two companies could adversely affect our operations, financial results, and liquidity.

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. - As of December 31, 2007, we leased or owned 48 skilled nursing centers, 22 assisted living centers, and six independent living centers.  Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment.  Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers.  In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers.  We are undertaking a process to allocate more aggressively capital spending within our owned and leased centers in an effort to address issues that arise in connection with an aging physical plant.

If factors, including factors indicated in these ARisk Factors@ and other factors beyond our control render us unable to direct the necessary financial and human resources to the maintenance, upgrade and modernization of our physical plant and equipment, our business, results of operations, financial condition and cash flow could be adversely impacted.

Provision for losses in our financial statements may not be adequate. - Loss provisions in our financial statements for self-insured programs are made on an undiscounted basis in the relevant period. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claims history and independent actuarially determined estimates. The external analysis is completed by a certified actuary with extensive experience in the long-term care industry. Our management reviews the methods of determining these estimates and establishing the resulting accrued liabilities frequently, with any material adjustments resulting therefrom being reflected in current earnings. Although we believe that our provisions for self-insured losses in our financial statements are adequate, the ultimate liability may be in excess of the amounts recorded. In the event the provisions for loss reflected in our financial statements are inadequate, our financial condition and results of operations may be materially affected.

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

If we fail to compete effectively with other health care providers, our revenues and profitability may decline. -  The long-term health care services industry is highly competitive.  Our skilled nursing health care centers, assisted living centers, independent living facilities, home care services and other operations compete on a local and regional basis with other nursing centers, health care providers, and senior living service providers.  Some of our competitors' facilities are located in newer buildings and may offer services not provided by us or are operated by entities having greater financial and other resources than us.  Our skilled nursing facilities face competition from skilled nursing, assisted living, independent living facilities, homecare services, and other operations that provide services comparable to those offered by our skilled nursing facilities.  Many competing general acute care hospitals are larger and more established than our facilities.

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

We are exposed to market risk due to the fact that outstanding debt and future borrowings are or will be subject to wide fluctuations based on changing interest rates. - Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices.  Our primary exposure to market risk is interest rate risk associated with variable rate borrowings.  We currently have an undrawn $75,000,000 revolving credit agreement.  The revolving credit agreement provides for variable rates and if market interest rates rise, so will our required interest payments on any future borrowings under the revolving credit facility.

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

We are permitted to incur substantially more debt, which could further exacerbate the risks described above. - We and our subsidiaries may be able to incur substantial additional indebtedness in the future.  The terms of our current debt do not completely prohibit us or our subsidiaries from incurring additional indebtedness.  If new debt is added to our current debt levels, the related risks that we now face could intensify.

To service our current as well as anticipated indebtedness and future dividends, we will require a significant amount of cash, the availability of which depends on many factors beyond our control. - Our ability to make payments on and to refinance our indebtedness, including our present indebtedness, to fund planned capital expenditures, and to fund future dividend payments will depend on our ability to generate cash in the future.  This, to a certain extend, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We may not be able to meet all of our capital needs. -  We cannot assure you that our business will generate cash flow from operations that anticipated revenue growth and improvement of operating efficiencies will be realized or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or curtain discretionary capital expenditures.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Long-Term Health Care Centers

				Total	Joined
State	City	Center Name	Affiliation	Beds	NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	1973
	Moulton	NHC HealthCare, Moulton	Leased(1)	136	1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned(2)	135	1989
	Rossville	NHC HealthCare, Rossville	Leased(1)	112	1971

Kansas	Chanute	Chanute HealthCare Center	Managed	77	2001
	Council Grove	Council Grove HealthCare Center	Managed	80	2001
	Haysville	Haysville HealthCare Center	Managed	119	2001
	Larned	Larned HealthCare Center	Managed	80	2001
	Sedgwick	Sedgwick HealthCare Center	Managed	62	2001

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194	1971
	Madisonville	NHC HealthCare, Madisonville	Leased(1)	94	1973

Massachusetts	Greenfield	Buckley Nursing Home	Managed	120	1999
	Holyoke	Buckley Center for Nursing & Rehab.	Managed	102	1999
	Quincy	John Adams Continuing Care Center	Managed	71	1999
	Taunton	Longmeadow of Taunton	Managed	100	1999

Missouri	Columbia	Columbia HealthCare Center	Managed	97	2001
	Desloge	NHC HealthCare, Desloge	Leased(1)	120	1982
	Joplin	Joplin HealthCare Center	Managed	92	2001
	Joplin	NHC HealthCare, Joplin	Leased(1)	126	1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170	1982
	Macon	Macon Health Care Center	Managed	120	1982
	Osage Beach	Osage Beach Health Care Center	Managed	120	1982
	St. Charles	Charlevoix HealthCare Center	Managed	142	2001
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120	1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	1987
	Springfield	Springfield Rehabilitation and	Managed	120	1982
		Health Care Center
	Town & Country	Town & Country HealthCare Center	Owned	200	2001
	West Plains	West Plains Health Care Center	Owned(3)	120	1982

New Hampshire	Epsom	Epsom Manor	Managed	108	1999
	Manchester	Maple Leaf Health Care Center	Managed	114	1999
	Manchester	Villa Crest Health Care Center	Managed	126	1999

Long-Term Health Care Centers
(continued)
				Total	Joined
State	City	Center Name	Affiliation	Beds	NHC
South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290	1973
	Clinton	NHC HealthCare, Clinton	Owned(3)	131	1993
	Columbia	NHC HealthCare, Parklane	Owned(3)	180	1997
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152	1973
	Greenville	NHC HealthCare, Greenville	Owned(3))	176	1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176	1973
	Lexington	NHC HealthCare, Lexington	Owned(3)	120	1994
	Mauldin	NHC HealthCare, Mauldin	Owned(3)	180	1997
	Murrells Inlet	NHC HealthCare, Garden City	Owned(3)	148	1992
	North Augusta	NHC HealthCare, North Augusta	Owned(3)	132	1991
	Sumter	NHC HealthCare, Sumter	Managed	138	1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98	1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	1971
	Columbia	Maury Regional Hospital	Leased(1)	20	1996
	Columbia	NHC HealthCare, Columbia	Managed	106	1973
	Columbia	NHC HealthCare, Hillview	Leased(1)	92	1971
	Cookeville	NHC HealthCare, Cookeville	Leased(1)	94	1975
	Dickson	NHC HealthCare, Dickson	Managed	191	1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120	1976
	Farragut	NHC HealthCare, Farragut	Owned(3)	90	1998
	Franklin	NHC Place, Cool Springs	Leased(1)	160	2004
	Franklin	NHC HealthCare, Franklin	Owned	80	1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	1971
	Knoxville	NHC HealthCare, Fort Sanders	Leased(1)	172	1977
	Knoxville	NHC HealthCare, Knoxville	Owned(2)	139	1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Leased(1)	96	1985
	Lawrenceburg	NHC HealthCare, Scott	Managed	62	1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100	1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60	1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150	1971
	Milan	NHC HealthCare, Milan	Leased(1)	122	1971
	Murfreesboro	AdamsPlace	Owned(3)	90	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Leased(1)	181	1974
	Nashville	The Health Center of Richland Place	Managed	107	1992
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128	1977
	Pulaski	NHC HealthCare, Pulaski	Managed	102	1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72	1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	120	1975
	Springfield	NHC HealthCare, Springfield	Leased(1)	107	1973

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120	1973

Assisted Living Units

State	City	Center	Affiliation	Units

Alabama	Anniston	NHC Place/Anniston	Owned(3)	68

Arizona	Gilbert	The Place at Gilbert	Managed	50
	Glendale	The Place at Glendale	Managed	38
	Tucson	The Place at Tucson	Managed	50
	Tucson	The Place at Tanque Verde	Managed	38

Kansas	Larned	Larned Health Care Center	Managed	19

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	8

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	25

New Hampshire	Epsom	Heartland Place	Managed	54
	Manchester	Villa Crest Assisted Living	Managed	29

South Carolina	Conway	The Place at Conway	Managed	42

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned(3)	84
	Franklin	NHC Place, Cool Springs	Owned	46
	Gallatin	The Place at Gallatin	Managed	42
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	6
	Kingsport	The Place at Kingsport	Managed	44
	Murfreesboro	AdamsPlace	Owned(3)	83
	Nashville	Richland Place	Managed	24
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	12
	Tullahoma	The Place at Tullahoma	Managed	42

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units	Est.
Kansas	Larned	Larned HealthCare Center	Managed	10	2001

Missouri	St. Charles	Lake St. Charles Retirement	Leased(1)	155	1984
		Apartments

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30	1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63	1987
	Murfreesboro	AdamsPlace	Owned(3)	93	1997
	Nashville	Richland Place Retirement Apartments	Managed	137	1993

Homecare Programs

State	City	Homecare Programs	Affiliation	Est.

Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned	1994
	Chipley	NHC HomeCare of Chipley	Owned	1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned	1994
	Marianna	NHC HomeCare of Marianna	Owned	1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned	1999
	Ocala	NHC HomeCare of Ocala	Owned	1996
	Panama City	NHC HomeCare of Panama City	Owned	1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned	1994
	Quincy	NHC HomeCare of Quincy	Owned	1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned	1997

South Carolina	Aiken	NHC HomeCare of Aiken	Owned	1996
	Greenville	NHC HomeCare of Greenville	Owned	2007
	Greenwood	NHC HomeCare of Greenwood	Owned	1996
	Laurens	NHC HomeCare of Laurens	Owned	1996

Tennessee	Athens	NHC HomeCare of Athens	Owned	1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned	1985
	Columbia	NHC HomeCare of Columbia	Owned	1977
	Cookeville	NHC HomeCare of Cookeville	Owned	1976
	Dickson	NHC HomeCare of Dickson	Owned	1977
	Franklin	NHC HomeCare of Franklin	Owned	2007
	Johnson City	NHC HomeCare of Johnson City	Owned	1978
	Knoxville	NHC HomeCare of Knoxville	Owned	1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned	1977
	Lebanon	NHC HomeCare of Lebanon	Owned	1997
	Lewisburg	NHC HomeCare of Lewisburg	Owned	1977
	McMinnville	NHC HomeCare of McMinnville	Owned	1976
	Milan	NHC HomeCare of Milan	Owned	1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned	1976
	Pulaski	NHC HomeCare of Pulaski	Owned	1985
	Somerville	NHC HomeCare of Somerville	Owned	1983
	Sparta	NHC HomeCare of Sparta	Owned	1984
	Springfield	NHC HomeCare of Springfield	Owned	1984

(1)

Leased from NHI

(2)

NHC HealthCare/Fort Oglethorpe and NHC HealthCare/Fort Sanders are owned by separate limited partnerships.  The Company owns approximately 80% of the partnership interest in Fort Oglethorpe and 25% of the partnership interest in Fort Sanders.

(3)

Acquired upon merger of NHR and NHC.

 The following table includes certain information regarding Healthcare Facilities which are owned by us and leased to others:

		No. of
Name of Facility	Location	Beds
Long-Term Care
The Aristocrat	Naples, FL	60
The Health Center at Coconut Creek	Coconut Creek, FL	120
The Health Center of Daytona Beach	Daytona Beach, FL	73
The Imperial Health Care Center	Naples, FL	113
The Health Center of Windermere	Orlando, FL	120
Charlotte Harbor Health Care Center	Port Charlotte, FL	180
Standifer Place Property	Chattanooga, TN	544

Assisted Living
The Place at Vero Beach	Vero Beach, FL	120
The Place at Merritt Island	Merritt Island, FL	84
The Place at Stuart	Stuart, FL	84
Standifer Place Property	Chattanooga, TN	66

Item 3.  Legal Proceedings.

General and Professional Liability Lawsuits and Insurance

The long term care industry has experienced significant amounts of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2007, we and/or our managed centers are currently defendants in 62 such claims covering the years 1995 through December 31, 2007.   Ten of the 62 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the ten Florida suits, three suits relate to events before and seven suits relate to events after our cessation of business in Florida.  These latter seven suits assert allegations of continued exposure even after we ceased operations.

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

Beginning in 2003, both primary and excess professional liability insurance coverage is being provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $11.0 million in 2003, $12.0 million in 2004 and $14.0 million in years 2005 through 2007.  Years 2003-2007 have a $7.5 million annual excess aggregate.

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

(a)

A Special Meeting of Stockholders was held on October 25, 2007.

(c)

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of common stock of National HealthCare Corporation are listed on the American Stock Exchange under the symbol NHC.  The closing price for the NHC common shares on March 10, 2008 was $46.45.  On December 31, 2007, NHC had approximately 4,224 shareholders, comprised of approximately 2,332 shareholders of record and an additional 1,892 shareholders indicated by security position listings.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC's common shares.

			Cash
	Stock Prices		Dividends
2006	High	Low	Declared
1st Quarter	$42.58	$36.50	$.150
2nd Quarter	47.75	38.26	.180
3rd Quarter	55.81	39.22	.180
4th Quarter	59.00	49.84	.180

2007
1st Quarter	$57.50	$50.02	$.180
2nd Quarter	57.50	49.80	.210
3rd Quarter	54.59	48.73	.210
4th Quarter	55.75	46.75	.210

There was no repurchase or publicly announced programs to repurchase our common stock in 2006 or 2007.

Although we intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.

Since November 1, 2007, the shares of convertible preferred stock of NHC are listed on the American Stock Exchange under the symbol NHC.PR.A.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC’s preferred shares.

			Cash
	Stock Prices		Dividends
2007	High	Low	Declared
4th Quarter (from November 1, 2007)	$15.00	$13.00	$.1689

Item 6.  Selected Financial Data.

The following table represents selected financial information for the five years ended December 31, 2007.  The data for 2007, 2006 and 2005 has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

	Year Ended December 31,
	2007(1)(2)	2006(3)	2005	2004	2003
	(in thousands, except per share data)

Operating Data:
Net revenues	$598,034	$562,958	$542,381	$521,829	$472,864
Total costs and expenses	525,800	508,679	495,691	481,774	439,577
Income before income taxes	72,234	54,279	46,690	40,055	33,287
Income tax provision	26,785	17,539	18,055	16,083	13,335
Net income	45,449	36,740	28,635	23,972	19,952
Dividends to preferred shareholders	1,831	–	–	–	–
Net income available to common shareholders	43,618	36,740	28,635	23,972	19,952

Earnings per share:
Basic	$3.47	$2.99	$2.34	$2.05	$1.72
Diluted	3.36	2.85	2.24	1.95	1.65

Cash dividends declared:
Per preferred share	$.169	$–	$–	$–	$–
Per common share	.810	.690	.575	.500	–

Balance Sheet Data:
Total assets	$698,408	$471,477	$410,625	$373,117	$352,393
Accrued risk reserves	88,382	76,471	70,290	62,354	43,953
Long-term debt, less current portion	10,000	10,381	13,568	16,025	19,000
Debt serviced by other parties	–	–	–	1,494	1,727
Stockholders= equity	455,708	249,142	203,059	182,348	151,027

(1)

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48.

(2)

On October 31, 2007, the Company completed its acquisition of NHR.

(3)

Effective January 1, 2006, the Company adopted FASB Statement No. 123(revised 2004).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview—

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of long-term health care services.  At December 31, 2007, we operate or manage 73 long-term health care centers with 9,153 beds in 10 states and provide other services in two additional states.  These operations are provided by separately funded and maintained subsidiaries.  We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, hospice care, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services to owners of long-term health care centers.

Executive Summary

Merger of National HealthCare Corporation and National Health Realty, Inc., and Issuance of NHC Convertible Preferred Stock - On October 31, 2007, NHC completed its acquisition of National Health Realty, Inc., (“NHR”) as contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 20, 2006, by and among Davis Acquisition sub LLC, NHC/OP, L.P., NHR and NHC, following the approval of the merger by the stockholders of NHR and the adoption of the amendment to the Certificate of Incorporation of NHC and approval of the issuance of shares of NHC Series A Convertible Preferred Stock (“NHC Preferred”) by the stockholders of NHC.  The acquisition is expected to enable us to move forward with future growth opportunities, to enhance our cash flows, and to provide us with ownership of a portfolio of first class health care, retirement and assisted living centers.  We estimate that we experienced a reduction in 2007 earnings per share of approximately 9 cents per share basic and one cent per share diluted due to the merger.  We believe, however, that the negative consequence is offset by the accretive effect that the merger has had and is expected to have in the future on NHC’s free cash flow.

$75,000,000 Revolving Credit Agreement – On October 30, 2007, National HealthCare Corporation entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”).  The Credit Agreement provides for a $75,000,000 revolving credit facility (the “Credit Facility”), of which of up to $5,000,000 may be utilized for letters of credit.  Amounts outstanding under the Credit Facility bear interest at either (i) the Eurodollar rate plus 0.25% or (ii) the base rate.

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

Development and Growth – We are undertaking to expand our long-term care operations while protecting our existing operations and markets.  The following table lists our recent or expected construction and purchase activities.

Description	Beds	Location	Placed in Service (PS) or Began Construction (BC)
Purchase	200	Town & Country , MO	March 2006 – PS
Addition	30	Farragut, TN	Third Quarter 2006 – PS
Addition	60	Mauldin, SC	Third Quarter 2006 – PS
Addition	60	Columbia, SC	First Quarter 2007 – PS
Addition	60	Garden City, SC	First Quarter 2007 – PS
Addition	60	North Augusta, SC	Second Quarter 2008 –BC
Addition	20	Franklin, TN	2008 – PS
New Center	120	Bluffton, SC	2008 – BC
Purchase	109	Knoxville, TN	January 2008 – PS

In April 2007, we purchased 32 long-term health care beds and received Certificate of Need approval for an additional 30 beds to construct a new 62 bed facility to be located in Hendersonville, Tennessee.  Construction of the new facility is expected to begin in 2008.

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

Accrued Risk Reserves – Our accrued professional liability reserves, workers= compensation reserves and health insurance reserves totaled $88,382,000 at December 31, 2007 and are a primary area of management focus.  We have set aside restricted cash and marketable securities to fund our professional liability and workers= compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors - Approximately 60% (2007), and 63% (2006 and 2005) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  We have made provisions of approximately $12,339,000 for other various Medicare and Medicaid issues for current and prior year cost reports.  Consistent with our revenue recognition policies, we will record revenues associated with the approved requests and the other various issues when the approvals, including the final cost report audits, are assured. We recorded revenues of $2,910,000 and a $3,928,000 for such settlements in 2007 and 2006, respectively.  Adjustments of a similar nature were not significant in 2005.

Revenue Recognition - Private Pay - For private pay patients in skilled nursing or assisted living facilities, we bill room and board in advance for the current month with payment being due upon receipt of the statement in the month the services are performed.  Charges for ancillary, pharmacy, therapy and other services to private patients are billed in the month following the performance of services; however, all billings are recognized as revenue when the services are performed.

Valuations and Impairments to our Investment in Enhanced Cash Fund – At December 31, 2007, we reported an aggregate investment of $35,492,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”) which invests principally in high quality corporate debt, mortgage-backed securities and asset-backed securities.  During December, 2007 the Fund’s manager notified us that due to turmoil in credit markets in the United States (1) Fund cash redemptions to investors were suspended, (2) the Fund’s valuation will be based on the market value of the underlying securities instead of amortized cost, (3) interest would continue to accrue and be paid and (4) the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders that is expected to be completed in 2009.  As the Fund is liquidated, we expect to receive our pro rata share of the Fund in cash distributions.

The Fund’s valuation will fluctuate based on changes in the market values of the securities held by the Fund.  At December 31, 2007 we adjusted our carrying value to the Fund’s net asset value, which adjustment required us to write down our carrying value by $453,000.  We will continue to evaluate our investment in the Fund for other-than-temporary impairments.  It is possible that future events could require us to make significant adjustments or revisions to our estimates of the Fund value.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of December 31, 2007, we and/or our managed centers are defendants in 62 such claims inclusive of years 1995 through 2007.   It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all provider locations owned, leased or managed by us.  The coverages include both primary policies and umbrella policies.

For 2002, we maintain primary coverage through our own insurance company with excess coverage provided by a third party insurance company.  For 2003-2007, we maintain both primary and excess coverage through our own insurance subsidiary.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

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

Potential Recognition of Deferred Income - During 1988, we sold the assets of eight long-term health care centers to National Health Corporation (ANational@), our administrative general partner at the time of the sale.  The resulting profit of $15,745,000 was deferred.  $10,000,000 of the deferred gain and related deferred income taxes of $4,000,000 was recognized as income in December, 2007 with the collection of the $10,000,000 note from National.  $3,745,000 of the deferred gain has been amortized into income on a straight-line basis over the 20-year management contract period.  Additional deferred income of $2,000,000 will be reported when the Company no longer has an obligation to advance the $2,000,000 working capital loan which obligation was extended until January 20, 2018 with the extension of the management agreement with National to that date.

Guarantees - We guarantee the debt of National and the ESOP ($3,073,000).  It is possible that future events could cause us to make adjustments to our estimates and liability under this guarantee and cause our reported net income to vary from period to period.

Uncertain Tax Positions - NHC continually evaluates for uncertain tax positions.  These uncertain positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have adequate provisions for our uncertain tax positions including related penalties and interest.  However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.

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

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2007, 2006 and 2005.

Percentage of Net Revenues

Year Ended December 31,	2007	2006	2005

Revenues:
Net patient revenues	90.3%	89.1%	87.9%
Other revenues	9.7	10.9	12.1
Net Revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	54.6	53.8	52.6
Other operating	29.4	28.0	27.7
Write-off (recovery) of notes receivable	(2.3)	(1.3)	.2
Recognition of deferred gain – National	(1.7)	–	–
Gain on sale of assets	(1.8)	–	–
Rent	6.7	7.2	7.7
Depreciation and amortization	2.8	2.5	2.9
Interest	.2	.2	.3
Total costs and expenses	87.9	90.4	91.4
Income before income taxes	12.1	9.6%	8.6%
Income tax provision	(4.5)	(3.1)	(3.3)
Net Income	7.6	6.5	5.3

The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)

	2007 vs. 2006		2006 vs. 2005
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$38,053	7.6	$25,109	5.3
Other revenues	(2,977)	(4.9)	(4,532)	(6.9)
Net revenues	35,076	6.2	20,577	3.8
Costs and Expenses:
Salaries, wages and benefits	23,583	7.8	17,374	6.1
Other operating	17,985	11.4	7,504	5.0
Recognition of deferred gain – National	(10,000)	100.0	–	–
Write-off (recovery) of notes receivable	(6,262)	(85.7)	(8,309)	(830.9)
Gain on sale of assets	(11,108)	100.0	--	--
Rent	(105)	(.3)	(1,739)	(4.1)
Depreciation and amortization	2,836	20.0	(1,291)	(8.3)
Interest	192	19.6	(551)	36.0
Total costs and expenses	17,121	3.4	12,988	2.6
Income Before Income Taxes	17,955	33.1	7,589	16.3
Income Tax Provision	(9,246)	(52.7)	516	2.9
Net Income	$8,709	23.7	$8,105	28.3

Our long-term health care services, including therapy and pharmacy services, provided 91.8% of net patient revenues in 2007, 2006, and 2005.  Homecare programs provided 8.2%, 9.0%, and 9.7% of net patient revenues in 2007, 2006, and 2005, respectively.

The overall average census in owned and leased health care centers for 2007 was 92.5% compared to 93.6% in 2006 and 94.0% in 2005.

Approximately 60% (2007) and 63% (2006 and 2005) of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  As discussed above in the Application of Critical Accounting Policies section, amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  See Application of Critical Accounting Policies for discussion of the effects that this revenue concentration and the uncertainties related to such revenues have on our revenue recognition policies.

Government Program Financial Changes

Cost containment will continue to be a priority for Federal and State governments for health care services, including the types of services we provide.  Government reimbursement programs such as Medicare and Medicaid prescribe, by law, the billing methods and amounts that health care providers may charge and be reimbursed to care for patients covered by these programs. Congress has passed a number of laws that have effected major changes in the Medicare and Medicaid programs. The Balanced Budget Act of 1997, or the Budget Act, sought to achieve a balanced federal budget by, among other things, reducing federal spending on Medicare and Medicaid to various providers.  In February 2006, Congress enacted the Deficit Reduction Act, or DRA, which reduced net Medicare and Medicaid spending, and in December 2006, Congress passed the Tax Relief and Health Care Act of 2006, which also affects payments under the Medicare and Medicaid programs. In the Tax Relief and Health Care Act of 2006, Congress reduced the limit on Medicaid provider taxes for the period January 1, 2008 through September 30, 2011 from the 6 percent set by CMS regulations to a 5.5 percent limit set by statute.

Medicare—

Effective October 1, 2007, our PPS rates were increased by 5.5% due to inflation update (3.3%) and Care Based Statistical Area (CBSA) designations.  We estimate that the positive revenue effect of the Centers for Medicare and Medicaid Services (CMS) final rule was $1,842,000 for the fourth quarter of 2007.  The inflation update (or market basket increase) was 3.1% in 2005 and 3.1% in 2006.

Overall our average Medicare per diem increased 7.3% in 2007 compared to 2006.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Medicaid—

Tennessee annual Medicaid rate increases were implemented effective July 1, 2007.  The increase in revenue was approximately $533,000 per quarter.  Minimum wage pass thru impact was $318,000 per quarter.

Missouri Medicaid funded a global rate increase for all providers of $3.00 per day effective for February 1, 2007 through June 30, 2007.  Effective July 1, 2007, an additional $6.00 per day increase was funded.  The combined effect of the eleven months in rate increases was approximately $1,275,000 in 2007.

South Carolina Medicaid annual per diem rate increases resulted in additional revenues of approximately $251,000 per quarter.

Overall our average Medicaid per diem increased 4.82% in 2007 compared to 2006. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

2007 Compared to 2006

Results for 2007 compared to 2006 include a 6.2% increase in net revenues and a 33.1% increase in net income before income taxes after excluding the consideration of the effect of the recovery of a note receivable previously written off.

Net patient revenues increased $38,053,000 or 7.6% compared to the same period last year due to government and program and private pay rate increases and bed additions.  Medicaid rate changes that became effective July 1, 2007 increased our revenues by approximately $1,702,000.  Additionally, the March 2006 acquisition of our 200 bed long-term care facility located in Town and Country, Missouri added approximately $2,627,000 to net patient revenue.

Other revenues this year decreased $2,977,000 or 4.9% to $58,276,000.  Other revenues in 2007 include management and accounting service fees of $16,799,000 ($16,420,000 in 2006) and insurance services revenue of $15,914,000 ($18,814,000 in 2006).   The decrease in other revenue was offset in part due to an increase of $1,713,000 in the amount of our equity in earnings of our unconsolidated investment (Caris HealthCare, L.P.)  Rental income increased $1,459,000 in 2007 compared to 2006, which increase includes $1,112,000 of rent on properties acquired from NHR.  During 2007, NHC provided management, accounting and financial services for 28 facilities as compared to 32 facilities during 2006.  See Application of Critical Accounting Policies, Revenue Recognition - Subordination of Fees and Uncertain Collections above.

The decrease in insurance service revenues is due to a decline of approximately 15.4% in the number of centers covered and decreased premiums for professional liability insurance and decreased premiums for workers= compensation insurance from our wholly-owned insurance subsidiaries.  The premiums charged are based on factors considering actuarially determined estimates of potential liability.

Total costs and expenses for 2007 increased $17,121,000 or 3.4% to $525,800,000 from $508,679,000 in 2006.  Salaries, wages and benefits, the largest operating costs of this service company, increased $23,583,000 or 7.8% to $326,191,000 from $302,862,000.  Other operating expenses increased $17,985,000 or 11.4% to $175,649,000 for 2007 compared to $157,664,000 in 2006.  Rent expense decreased $105,000 or .3% to $40,205,000 due to decreased rates and due to reduction in rent expense in November and December due to the October 31, 2007 merger with NHR.  Depreciation and amortization increased 20.0% to $17,008,000.  Interest costs increased 19.6% to $1,172,000.

Increases in salaries, wages and benefits are due in part to increased numbers of employees due to newly opened long-term care bed additions or facilities (approximately $6,532,000 of increase) and to inflationary wage increases.

Increases in other operating costs and expenses are due in part to the acquisition of a 200 bed long-term care center, newly opened additions (approximately $7,322,000 of increase) and from inflationary increases.  Other operating costs and expenses include professional liability insurance and workers= compensation insurance expense.

Costs and expenses for 2007 include a $7,376,000 recovery of a note receivable from a health care center we provided management and accounting services for in Chattanooga, Tennessee which had been previously written off.  In addition, cost and expenses included $6,195,000 which had been previously written off.  We had a participation in a note receivable that was repaid by the other party in the participation agreement.  We continue to monitor closely our other notes receivable from centers to which we provide management or accounting services.

Costs and expenses for 2007 also includes a gain on the sale of assets in the amount of $11,108,000 and recognition of deferred gain – National in the amount of $10,000,000.   In the third quarter of 2007, we recognized a gain of approximately $10,785,000 on the sale of undeveloped land located in Charleston, South Carolina and a gain of approximately $323,000 on the sale of land in McMinnville, Tennessee.  In addition, a $10,000,000 deferred gain was recognized as income in December, 2007 with the collection of a $10,000,000 note receivable from National (See Note 4).

The increase in depreciation expense is due primarily to recording depreciation of approximately $1,211,000 on assets we acquired in the merger with NHR.

The increase in interest costs is primarily due to recording capitalized interest for construction projects financed internally of approximately $26,000 in the current period compared to $370,000 in the period ended December 31, 2006.  Additionally, as a result of the merger with NHR, effective November 1, 2007, we assumed a note payable in the amount of $7,050,000 with a 6.2% interest rate at December 31, 2007.  The weighted average interest rate for our debt decreased to 7.5% in 2007 from 8.0% in 2006.

The income tax provision for 2007 is $26,785,000 (an effective tax rate of 37.1%).  The income tax provision and effective tax rate for 2007 were impacted by statute of limitations expirations of $1,504,000 (including $499,000 of interest and penalties) under FIN 48, or 2.1% of income before taxes in 2007.

The income tax provision for 2006 was $17,539,000 (an effective tax rate of 32.3%).  The income tax provision and effective tax rate for 2006 were impacted by a one-time benefit of $4,205,000 (7.8% of income before taxes in 2006) from the reversal of previously accrued taxes related to changed facts and circumstances, issue resolutions, and statute of limitation expirations concerning positions taken on our tax returns.

The effective tax rate for 2008 is estimated to be in the range of 35.0% to 40.0%.

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

The income tax provision for 2006 was $17,539,000 (an effective tax rate of 32.3%).  The income tax provision and effective tax rate for 2006 were impacted by a one-time benefit of $4,205,000 (7.8% of income before taxes in 2006) from the reversal of previously accrued taxes related to changed facts and circumstances, issue resolutions, and statute of limitation expirations concerning positions taken on our tax returns.

The income tax provision for 2005 was $18,055,000 (an effective tax rate of 38.7%).

Liquidity, Capital Resources and Financial Condition—

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	12/31/05	12/31/06	$	%	12/31/07	$	%	$	%
Cash and Cash equivalents
at beginning of period	$40,601	$60,870	$20,269	50%	$50,678	$(10,192)	(17)%	$10,077	25%

Cash provided from (used
in) operating activities	47,504	35,729	(11,775)	(25)%	45,936	10,207	29%	(1,568)	(3)%

Cash provided from (used
in) investing activities	(20,038)	(42,273)	(22,235)	(111)%	(118,950)	(76,677)	181%	(98,912)	494%

Cash provided from (used
in) financing activities	(7,197)	(3,648)	3,549	49%	24,715	28,363	777%	31,912	443%

Cash and cash equivalents
at end of period	$60,870	$50,678	$(10,192)	(17)%	$2,379	$(48,299)	(95)%	$(58,491)	96%

Operating Activities - Net cash provided by operating activities for the year ended December 31, 2007, was $45,936,000 as compared to $35,729,000 for 2006 and $47,504,000 in 2005.  Cash provided by operating activities for the current year benefited from increases in various accrued current liabilities including accrued risk reserves, amounts due third party payors which are payables to Medicare and Medicaid intermediaries, and accrued payroll.  The increases were offset by increases in accounts receivable and increases in restricted cash. Increases in restricted cash totaled $6,268,000 compared to an increase of $8,199,000 in the prior year.  The increase in accounts receivable is due to increases in revenues and timing differences.

The increase in restricted cash is due primarily to the cash reserved for our accrued risk reserves, including professional liability claims, workers= compensation claims and health insurance claims, net of cash paid out for those claims.

The increase in other current liabilities and accrued risks reserves accounted for $13,753,000 in 2007, $5,054,000 in 2006 and $11,912,000 in 2005 of the cash provided by operating activities.  If the risks materialize as expected, which may not be finally known for several years, they will require the use of our restricted cash.

Investing Activities - Cash used in investing activities totaled $118,950,000 for the year ended December 31, 2007, as compared to $42,273,000 used in investing activities for the year ended December 31, 2006 and $20,038,000 in 2005.  Cash used for property and equipment additions was $17,764,000 for the year ended December 31, 2007 and $37,401,000 in the comparable period in 2006.  Investments in notes receivable totaled $3,903,000 in 2007 compared to $5,858,000 in 2006.  Cash provided by net collections of notes receivable was $17,472,000 in 2007 compared to net collections in notes receivable in 2006 of $1,186,000.  Cash provided by the sale of marketable securities totaled $5,236,000 in 2007 compared to $3,245,000 in 2006 and changes in our investment in the enhanced cash fund balance totaled $35,492,000 in 2007 compared to $-0- in 2006.

Construction costs included in additions to property and equipment includes $1,182,000 to complete construction of two 60 bed additions to existing facilities located in Columbia, South Carolina and Murrells Inlet, South Carolina.  Approximately $2,258,000 is for partial construction of a 60 bed addition to an existing facility located in North Augusta, South Carolina.  The remaining $14,323,900 of additions to property and equipment were for capital improvements at our 48 leased or owned centers.  We expect to incur $4,399,000 in bed additions during 2008.  Cash used to facilitate the merger was approximately $91,070,000 which consisted of $97,571,000 paid to the NHR shareholders, $1,671,000 in transaction related costs, less $8,172,000 of cash acquired in the merger.

Financing Activities - Net cash provided by financing activities totaled $24,715,000 for the year ended December 31, 2007 compared to cash used in financing activities of $3,648,000 in 2006 and $7,197,000 in 2005.  Payments on debt were $2,690,000 in 2007 compared to $2,451,000 in 2006.  Dividends paid to common shareholders for the year were $9,769,000 compared to $8,109,000 in 2006.  Proceeds from the issuance of common stock, primarily from the exercise of stock options, total $5,977,000 compared to $5,670,000 in the prior period.

Investment in Enhanced Cash Fund - At December 31, 2007, we reported an aggregate investment of $35,492,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”) in current assets in our Consolidated Balance Sheets.  The Fund invests in obligations denominated in U.S. dollars  consisting of asset backed securities, corporate bonds and notes, certificates of deposit, short-term corporate debt obligations, commercial paper, extendible commercial notes, and municipal bonds.

We have invested in the Fund for a number of years and prior to December 6, 2007, we had considered the investment to be a cash equivalent because the funds were immediately available for distribution.  By a series of notices from December 6, 2007 through December 20, 2007, the Fund’s manager notified us that (1) cash redemptions were suspended, although redemptions could under certain circumstances be fulfilled through a pro rata distribution of the underlying securities; (2) the Fund’s valuation will be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; (3) interest would continue to accrue; and (4) the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the fund holders that is expected to be completed in 2009.

Our investment in the Fund of $35,492,000 at December 31, 2007 is not considered a cash equivalent due to the suspension of Fund redemptions.    At December 31, 2006, our aggregate investment in the Fund was $40,900,000 which amount was included in Cash and Cash Equivalents in the Consolidated Balance Sheets.

As the Fund is liquidated, we expect to receive our pro rata share of the Fund in cash distributions.  The Fund has begun making distributions.  We received $3,513,000 of cash distributions in December, 2007 and $8,748,000 in January, 2008.  In that time period, the Fund has reported $162,000 of realized losses, of which amount $42,000 was reported in 2007.

The Fund’s valuation will fluctuate based on changes in the market values of the securities held by the Fund.  At December 31, 2007, we adjusted our carrying value to the Fund’s net asset value, which adjustment required us to write down our carrying value through a charge to earnings by $453,000.  Because the Fund is invested in financial instruments with exposure to the current turmoil in the credit markets in the United States, we consider the write-down amount to be an other-than-temporary impairment.  It is difficult to predict the timing or magnitude of these other-than-temporary impairments and additional impairments may occur.  Management does not expect that the current illiquidity of the Fund will prevent us from meeting our obligations as they come due or from making new investments when and as opportunities arise.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2007 are as follows (in 000’s):

	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 Years
Long-term debt principal	$17,435	$7,435	$--	$--	$10,000
Long-term debt - interest	9,083	833	1,650	1,650	4,950
Obligations to complete construction	2,741	2,741	–	–	–
Obligation to purchase senior secured notes from financial institutions	3,073	3,073	–	–	–
Operating leases	457,544	28,948	57,896	67,400	303,300
Total Contractual Cash Obligations	$489,876	$43,030	$59,546	$69,050	$318,250

We have guaranteed debt obligations of certain other entities totaling approximately $3,073,000.  These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

NHC has entered into agreements to complete construction of leasehold improvements at three long-term health care facilities.  At December 31, 2007, we are obligated on construction contracts in the amount of approximately $2,741,000.

Income taxes payable for uncertain tax positions under FIN 48 of $4,595,000, attributable to permanent differences, at December 31, 2007 has not been included in the above table because of the inability to estimate the period in which it is expected to occur.  See Note 12 of the Consolidated Financial Statements for a discussion on income taxes.

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

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed certain of the debt obligations of National and the ESOP.  This guarantee, which is not included as debt obligations in our consolidated financial statements, totals $3,073,000 at December 31, 2007.

The $3,073,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions.  The total outstanding balance of National and the ESOP=s obligations under these senior secured notes is $3,455,000.  Of this obligation, $382,000 has been included in our debt obligations because we are a direct obligor on this indebtedness.  The remaining $3,073,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP.

The $382,000 of senior secured notes payable and the $3,073,000 guarantee described above have cross-default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

As of December 31, 2007, our maximum potential loss related to debt guarantees and financial guarantees is $3,073,000.

We have no outstanding letters of credit.  We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2007, we did not participate in any such financial investments.

New Accounting Pronouncements—

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk.

INTEREST RATE RISK

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.  As a result of the short-term nature of our cash instruments, a hypothetical 10% change in interest rates would have minimal impact on our future earnings and cash flows related to these instruments.

Approximately $13.4 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

Approximately $9.1 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $46,000.

As of December 31, 2007, none of our long-term debt bears interest at fixed interest rates.  All of our long-term debt ($17.4 million at December 31, 2007) bears interest at variable rates.  Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $35,000.

We do not currently use any derivative instruments to hedge our interest rate exposure.  We have not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by our senior officers.

EQUITY PRICE RISK

We consider the majority of our investments in marketable securities as available for sale securities and unrealized gains and losses that are not considered to be other-than-temporary are recorded in stockholders= equity in accordance with Statement of Financial Accounting Standards No. 115, AAccounting for Certain Investments in Debt and Equity Securities@.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of $57,670,000 and a 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately $5,767,000.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders= equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company=s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National HealthCare Corporation at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 12 of the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  Also, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National HealthCare Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee

March 17, 2008

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share and per share amounts)

Years Ended December 31	2007	2006	2005

Revenues:
Net patient revenues	$539,758	$501,705	$476,596
Other revenues	58,276	61,253	65,785
Net revenues	598,034	562,958	542,381

Costs and Expenses:
Salaries, wages and benefits	326,445	302,862	285,488
Other operating	175,649	157,664	150,160
Write-off (recovery) of notes receivable	(13,571)	(7,309)	1,000
Recognition of deferred gain – National	(10,000)	–	–
Gain on sale of assets	(11,108)	–	–
Rent	40,205	40,310	42,049
Depreciation and amortization	17,008	14,172	15,463
Interest	1,172	980	1,531
Total costs and expenses	525,800	508,679	495,691

Income Before Income Taxes	72,234	54,279	46,690
Income Tax Provision	26,785	17,539	18,055
Net Income	45,449	36,740	28,635

Dividends to Preferred Shareholders	1,831	–	–

Net income available to common shareholders	$43,618	$36,740	$28,635

Earnings Per Common Share:
Basic	$3.47	$2.99	$2.34
Diluted	$3.36	$2.85	$2.24

Weighted Average Common Shares Outstanding:
Basic	12,562,347	12,294,730	12,240,423
Diluted	12,993,930	12,886,171	12,789,994

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

December 31	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$2,379	$50,678
Restricted cash	72,238	95,970
Marketable securities	56,322	70,799
Restricted marketable securities	1,348	1,799
Investment in enhanced cash fund	35,492	–
Accounts receivable, less allowance for doubtful
accounts of $4,381 and $4,873, respectively	69,606	63,712
Notes receivable	189	189
Inventories	6,654	6,377
Prepaid expenses and other assets	1,786	1,087
Total current assets	246,014	290,611

Property and Equipment:
Property and equipment, at cost	519,983	256,767
Accumulated depreciation and amortization	(135,696)	(130,564)
Net property and equipment	384,287	126,203

Other Assets:
Bond reserve funds, mortgage replacement reserves
and other deposits	88	101
Deposits reserved for land acquisition	12,361	–
Goodwill	3,033	3,033
Unamortized financing costs, net	–	32
Notes receivable	18,392	10,099
Notes receivable from National	3,903	16,351
Deferred income taxes	21,303	18,892
Investments in limited liability companies and other	9,027	6,155
Total other assets	68,107	54,663
Total assets	$698,408	$471,477

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

December 31	2007	2006

Liabilities and Stockholders= Equity

Current Liabilities:
Current portion of long-term debt	$7,435	$2,267
Trade accounts payable	13,418	11,823
Accrued payroll	46,792	43,740
Amounts due to third party payors	12,339	11,780
Accrued risk reserves	88,382	76,471
Deferred income taxes	3,797	10,032
Other current liabilities	12,110	10,168
Dividends payable	4,506	2,248
Accrued interest	46	19
Total current liabilities	188,825	168,548

Long-Term Debt, less Current Portion	10,000	10,381
Other Noncurrent Liabilities	23,790	11,586
Deferred Lease Credits	4,847	6,058
Deferred Revenue	15,238	25,762

Commitments, Contingencies and Guarantees

Stockholders= Equity:
Series A Convertible Preferred Stock; $.01 par value;
25,000,000 shares authorized; 10,841,062 shares
issued and outstanding; stated at liquidation
of $15.75 per share	170,555	–
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,757,907 and 12,519,671 shares,
respectively, issued and outstanding	127	125
Capital in excess of par value	103,221	93,751
Retained earnings	164,003	129,681
Unrealized gains on marketable securities, net of taxes	17,802	25,585
Total stockholders= equity	455,708	249,142
Total liabilities and stockholders= equity	$698,408	$471,477

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

Year Ended December 31	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$45,449	$36,740	$28,635
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	16,976	14,130	15,189
Write-off (recovery) of notes receivable	(7,376)	–	1,000
Provision for doubtful accounts receivable	2,764	27	2,641
Realized loss (gain) on sale of marketable securities	265	(1,457)	–
Gain on sale of South Carolina land	(10,967)	–	–
Amortization of intangibles and deferred charges	32	42	274
Amortization of deferred income	(10,472)	(1,459)	(1,313)
Increase in restricted cash	(6,268)	(8,199)	(16,335)
Equity in earnings of unconsolidated investments	(5,951)	(4,300)	(226)
Tax benefit from exercise of stock options	–	–	(207)
Deferred income taxes	10,693	(1,720)	(2,317)
Stock-based compensation	2,318	2,309	–
Changes in operating assets and liabilities:
Accounts (and other) receivables	(6,707)	(12,479)	(8,026)
Tax refund receivable	–	–	6,311
Inventories	(103)	(754)	(364)
Prepaid expenses and other assets	12	(427)	173
Trade accounts payable	122	1,392	(98)
Accrued payroll	1,945	1,811	9,086
Amounts due to third party payors	559	6,965	(704)
Accrued interest	(12)	(259)	209
Other current liabilities and accrued risk reserves	13,753	5,054	11,912
Entrance fee deposits	(52)	730	868
Other noncurrent liabilities	(1,044)	(2,417)	796
Net cash provided by operating activities	45,936	35,729	47,504
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(17,764)	(37,401)	(18,408)
Disposals of property and equipment	346	2,795	1,417
Acquisition of NHR, net of cash acquired	(91,070)	–	–
Investments in notes receivable	(3,903)	(5,858)	(2,197)
Collections of notes receivable	17,472	1,186	163
Cash acquired in purchase of facility	3,704	–	–
Purchase of marketable securities	–	(50,137)	(3,592)
Changes in enhanced cash fund balance	(35,492)	–	–
Sale of marketable securities	5,236	46,892	2,424
Distributions from unconsolidated investments	2,521	250	155
Net cash used in investing activities	(118,950)	(42,273)	(20,038)
Cash Flows From Financing Activities:
Payments on debt	(2,690)	(2,451)	(2,257)
Increase (decrease) in minority interests in consolidated subsidiaries	7	(57)	311
Tax benefit from exercise of stock options	1,177	1,343	–
Dividends paid to common shareholders	(9,769)	(8,109)	(6,721)
Restricted cash to fund the acquisition of NHR	30,000	–	–
Issuance of common shares	5,977	5,670	1,426
(Increase) decrease in bond reserve funds, mortgage
replacement reserves and other deposits	13	(44)	44
Net cash provided by (used in) financing activities	24,715	(3,648)	(7,197)
Net (Decrease) Increase in Cash and Cash Equivalents	(48,299)	(10,192)	20,269
Cash and Cash Equivalents, Beginning of Period	50,678	60,870	40,601
Cash and Cash Equivalents, End of Period	$2,379	$50,678	$60,870

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued)

Year Ended December 31		2007		2006		2005
(in thousands)
Supplemental Information:
Cash payments for interest		$800		$1,239		$1,322

Cash payments for income taxes		19,629		22,894		10,643

During 2005, NHC was released from its liability on debt service by other parties by the respective lenders
Debt serviced by other parties	$	C	$	C		$(1,500)
Deferred lease credit		C		C		1,500

During 2006, NHC was released from its liability on debt related to debt service rent payable to NHI
Long-term debt	$	C		$(930)	$	C
Deferred lease credit		C		930		C

During 2006, NHC obtained an additional 25.9% interest in a
partnership in a noncash transaction involving the exchange of property.
Financial statements of the partnership are consolidated
in our consolidated financial statements.
Minority interest	$	C		$1,407	$	C
Property		C		(1,407)		C

Effective July 9, 2007, we sold undeveloped land located in Charleston,
South Carolina. The proceeds are being held by a facilitator pending completion of an IRS §1031 exchange
Gain on sale of land		$10,967		C		C
Land		1,394		C		C
Deposits reserved for land acquisition		(12,361)		C		C

Effective November 1, 2007, NHC acquired the assets and assumed certain liabilities of a 544 bed long-term health care and a 66-unit assisted living facility. The consideration given was first mortgage bonds owned by us.
Real and personal property		$(10,829)		C		C
Current assets acquired		(5,876)		C		C
Current liabilities assumed		1,945		C		C
First mortgage revenue bonds		14,760		C		C

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Shareholders’ Equity

(in thousands)

								Unrealized
						Capital in		Gains (Losses)	Total
	Preferred Stock			Common Stock		Excess of	Retained	on Marketable	Shareholders’
	Shares		Amount	Shares	Amount	Par Value	Earnings	Securities	Equity
Balance at December 31, 2004	C	$	C	12,219,451	$122	$82,799	$79,866	$19,561	$182,348
Net income	C		C	C	C	C	28,635	C	28,635
Unrealized losses on securities
(net of tax of $1,675)	C		C	C	C	C	C	(2,517)	(2,517)
Total comprehensive income									26,118
Tax benefit from exercise of stock options				C	C	207	C	C	207
Shares sold - stock purchase plans
(including 13,774 options exercised)	C		C	56,242	1	1,425	C	C	1,426
Dividends declared to common
shareholders ($.575 per share)	C		C	C	C	C	(7,040)	C	(7,040)
Balance at December 31, 2005	C	$	C	12,275,693	$123	$84,431	$101,461	$$17,044	$203,059
Net income	C		C	C	C	C	36,740	C	36,740
Unrealized gains on securities
(net of tax of $5,694)	C		C	C	C	C	C	8,541	8,541
Total comprehensive income									45,281
Stock option compensation	C		C	C	C	2,309	C	C	2,309
Tax benefit from exercise of stock options	C		C	C	C	1,343	C	C	1,343
Shares sold - stock purchase plans
(including 239,174 options exercised)	C		C	243,978	2	5,668	C	C	5,670
Dividends declared to common
shareholders ($.69 per share)	C		C	C	C	C	(8,520)	C	(8,520)
Balance at December 31, 2006	C	$	C	12,519,671	$125	$93,751	$129,681	$25,585	$249,142
Net income							45,449		45,449
Unrealized losses on securities
(net of tax benefit of $3,392)	C		C	C	C	C	C	(4,925)	(4,925)
Total comprehensive income									40,524
Preferred shares issued to complete merger of NHR	10,841,062		170,555	C	C	C	C	C	170,555
Investment surrendered in merger (net of
tax benefit of $1,906)	C		C	C	C	C	C	(2,858)	(2,858)
Stock option compensation	C		C	C	C	2,318	C	C	2,318
Tax benefit from exercise of stock options	C		C	C	C	1,177	C	C	1,177
Shares sold - stock purchase plans
(including 229,480 options exercised)	C		C	238,236	2	5,975	C	C	5,977
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	C		C	C	C	C	900	C	900
Dividends declared to preferred
shareholders ($0.1689 per share)	C		C	C	C	C	(1,831)	C	(1,831)
Dividends declared to common
shareholders ($0.81 per share)	C		C	C	C	C	(10,196)	C	(10,196)
Balance at December 31, 2007	10,841,062		$170,555	12,757,907	$127	$103,221	$164,003	$17,802	$455,708

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations—

National HealthCare Corporation operates, manages or provides services to long-term health care centers and associated assisted living centers, retirement centers and home health care programs located in 12 Southeastern, Northeastern and Midwestern states in the United States.  The most significant part of our business relates to skilled and intermediate nursing care in which setting we provide assisted living and retirement services, hospice care, home health care and rehabilitative therapy services.  The long-term health care environment has continually undergone changes with regard to Federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues.  We continually monitor these industry developments as well as other factors that affect our business.

Principles of Consolidation and Basis of Presentation—

The consolidated financial statements include the accounts of National HealthCare Corporation and its majority-owned subsidiaries (ANHC@ or the ACompany@).  All material intercompany balances, profits, and transactions have been eliminated in consolidation, and minority interests are reflected in consolidation.  Investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  Under the equity method, the investment, originally recorded at cost, is adjusted to recognize our share of the net earnings or losses of the affiliate as they occur.  Losses are limited to the extent of our investments in, advances to and guarantees for the entity.  Our most significant equity method investment is a 50% ownership and voting interest in Caris HealthCare L.P., a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Investments in entities in which we lack the ability to exercise significant influence are included in the consolidated financial statements at the lower of the cost or fair value of our investment.

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

Net Patient Revenues and Accounts Receivable—

Revenues are derived from services rendered to patients for long-term care, including skilled and intermediate nursing, rehabilitation therapy, hospice, assisted living and retirement and home health care services.

Revenues are recorded when services are provided based on established rates adjusted to amounts expected to be received under governmental programs and other third-party contractual arrangements based on contractual terms. These revenues and receivables are stated at amounts estimated by management to be at their net realizable value.

For private pay patients in skilled nursing or assisted living and retirement facilities, we bill in advance for the following month, with the remittance being due on receipt of the statement and generally by the 10th day of the month the services are performed. A portion of the episodic Medicare payments for home health services are also received in advance of the services being rendered.  All advance billings are recognized as revenue when the services are performed.

We receive payments from the Medicare program under a prospective payment system (“PPS”).  For skilled nursing services, Medicare pays a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs, ancillary costs and capital related costs.

Medicaid program payments for long-term care services are generally based on fixed per diem rates subject to program cost ceilings.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation.  Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs.  We believe that we are in material compliance with all applicable laws and regulations.

The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups (RUGs) based on the acuity level of the patient to determine the amount paid to us for patient services.  The assignment of patients to the various RUG categories is subject to post-payment review by Medicare intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between the net revenues recorded and the final determination will be adjusted in future periods as adjustments become known or as the period of payment is no longer subject to audits or reviews.

Furthermore, Medicare program revenues prior to June 1999 for skilled nursing facilities and October 2000 for home health agencies, as well as certain Medicaid program revenues currently, are subject to audit and retroactive adjustment by government representatives.  Retroactive adjustments for these periods are estimated in the recording of revenues in the period the related services are rendered.  The estimated amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits or reviews. We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements.

Net third-party settlements amounted to a $4,466,000, $3,090,000 and $169,000 net favorable adjustments in 2007, 2006 and 2005, respectively.

Approximately 70% in 2007 and 72% in 2006 and 2005 of our net patient revenues are derived from participation in Medicare and Medicaid programs.

Other Revenues—

As discussed in Note 5, other revenues include revenues from the provision of insurance, management and accounting services to other long-term care providers, guarantee fees, advisory fees (prior to the acquisition) from National Health Realty, Inc. (ANHR@), dividends and other realized gains on marketable securities, equity in earnings of unconsolidated investments, interest income, rental income, and amortization of deferred income.  Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income as earned over the related policy period.  We charge for management and accounting services based on a percentage of net revenues or based on a fixed fee per bed of the long-term care center under contract.  Advisory fees based on our contractual agreements with NHR through October 31, 2007, when the arrangement was terminated, are discussed in Notes 2 and 3.

We generally record other revenues on the accrual basis based on the terms of our contractual arrangements.  However, with respect to management and accounting services revenue and interest income from certain long-term care providers, including but not limited to National Health Corporation (ANational@) and certain centers formerly owned by NHI, as discussed in Note 5, where collection is not reasonably assured based on insufficient historical collections and the lack of expected future collections, our policy is to recognize income only in the period in which collection is assured and the amounts at question are believed by management to be fixed and determined.

Certain management contracts, including, but not limited to, contracts with National and with certain centers formerly owned by NHI, subordinate the payment of management fees earned under those contracts to other expenditures of the long-term care center and to the availability of cash provided by the facility=s operations.  Revenues from management services provided to the facilities that generate insufficient cash flow to pay the management fee, as prioritized under the contractual arrangement, are not recognized until such time as the amount of revenue earned is fixed or determinable and collectibility is reasonably assured.  This recognition policy has caused our reported revenues and net income from management services to vary significantly from period to period.

Rental Income –

We recognize rental income based on the terms of our operating leases.  Under certain of our leases, we receive contingent rent, which is based on the increase in revenues of a lessee over a base year.  We recognize contingent rent annually or monthly, as applicable, when, based on the actual revenue of the lessee, receipt of such income is assured.  We identify leased real estate properties as nonperforming if a required payment is not received within 30 days of the date it is due.  Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the income is received.

Provision for Doubtful Accounts—

We evaluate the collectibility of our accounts receivable based on factors such as pay type, historical collection trends and aging categories.  We review these factors and determine an estimated provision for doubtful accounts.  Historically, bad debts have resulted primarily from uncollectible private balances or from uncollectible coinsurance and deductibles.  Receivables that are deemed to be uncollectible are written off against the allowance.  The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period first identified.

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of income.  The provisions for doubtful accounts were $2,764,000, $27,000, and $2,641,000 for 2007, 2006 and 2005, respectively.

Property and Equipment—

Property and equipment are recorded at cost.  Depreciation is provided by the straight-line method over the expected useful lives of the assets estimated as follows:  buildings and improvements, 20-40 years and equipment and furniture, 3-15 years.  The provision for depreciation and amortization includes the amortization of properties under capital leases.

Leasehold improvements attached to properties owned by NHI and, prior to the October 31, 2007 merger of NHC and NHR, owned by NHR are amortized over periods that do not exceed the non-cancelable respective lease terms using the straight-line method.

Expenditures for repairs and maintenance are charged against income as incurred.  Betterments, which significantly extend the useful life, are capitalized.  We remove the costs and related allowances for accumulated depreciation or amortization from the accounts for properties sold or retired, and any resulting gains or losses are included in income.  We include interest costs incurred during construction periods in the cost of buildings ($26,000 in 2007, $370,000 in 2006, and $31,000 in 2005).

In accordance with Statement of Financial Accounting Standards No. 144, AAccounting for the Impairment or Disposal of Long-Lived Assets@ (ASFAS 144@), we evaluate the recoverability of the carrying values of our properties on a property by property basis.  We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable.  The need to recognize an impairment is based on estimated future undiscounted cash flows from a property over the remaining useful life compared to the carrying value of that property.  If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

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

Investments in Marketable Securities—

Our investments in marketable securities include available for sale securities, which are recorded at fair value.  Unrealized gains and losses on available for sale securities are recorded in stockholders= equity in accordance with Statement of Financial Accounting Standards No. 115, AAccounting for Certain Investments in Debt and Equity Securities@ (ASFAS 115@) until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and other general market conditions.

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

Income Taxes—

We utilize Statement of Financial Accounting Standards No. 109, AAccounting for Income Taxes@, which requires an asset and liability approach for financial accounting and reporting for income taxes.  Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  See Note 12 for further discussion of our accounting for income taxes.

On January 1, 2007, we adopted the recognition and disclosure provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, tax positions are evaluated for recognition using a more-than-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

Concentration of Credit Risks—

Our credit risks primarily relate to cash and cash equivalents, restricted cash held by trustees, investments in enhanced cash funds, accounts receivable, marketable securities and notes receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest bearing accounts.  Our investments in enhanced cash funds are held in mutual funds that invest in fixed income and money market securities denominated in U.S. dollars with maturities generally ranging from four to twelve months.  Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services.  We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable.  Marketable securities are held primarily in accounts with brokerage institutions.  Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) as discussed in Note 9.  We also have notes receivable from National and the National Health Corporation Leveraged Employee Stock Ownership Plan (AESOP@) as discussed in Note 4.

Our financial instruments, principally our notes receivable and our enhanced cash funds, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable.  We obtain various collateral and other protective rights, and continually monitor these rights in order to reduce such possibilities of loss.  We evaluate the need to provide reserves for potential losses on our financial instruments based on management's periodic review of the portfolio on an instrument by instrument basis.  See Notes 4 and 9 for additional information on the notes receivable.

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

Accrued Risk Reserves—

We are principally self-insured for risks related to employee health insurance and utilize wholly-owned limited purpose insurance companies for workers= compensation and professional liability claims.  Accrued risk reserves primarily represent the accrual for risks associated with employee health insurance, workers= compensation and professional liability claims.  The accrued risk reserves include a liability for unpaid reported claims and estimates for incurred but unreported claims.  Our policy with respect to a significant portion of our workers= compensation and professional and general liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims.  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of income in the period first identified.

Stock-Based Compensation—

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

For periods prior to adoption of SFAS 123(R), SFAS 123 required us to determine pro forma net income and earnings per share as if compensation cost for our employee stock option and stock purchase plans had been determined based upon fair values at the grant date.  These pro forma amounts for the years ended December 31, 2005 are as follows:

2005
(dollars in thousands, except per share amounts)
Net income - as reported	$28,635
Less compensation cost that would
be recognized under fair value method, net of tax	(1,234)
Net income - pro forma	$27,401

Net earnings per share - as reported
Basic	$2.34
Diluted	$2.24

Net earnings per share - pro forma
Basic	$2.24
Diluted	$2.14

Deferred Lease Credits—

Deferred lease credits include amounts being amortized to properly reflect expenses on a straight line basis under the terms of our existing lease agreements based on the physical use of the property.

Other Noncurrent Liabilities—

Other noncurrent liabilities include reserves primarily related to various uncertain income tax positions (See Note 12).

At the inception of any guarantee agreement, we recognize a liability for the estimated fair value of the obligation assumed, if any, with the provisions of Interpretation No. 45, AGuarantor=s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others@ (AFIN 45"),

On January 1, 2007, we adopted the recognition and disclosure provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

Prior to January 1, 2007, we accounted for our uncertain income tax matters in accordance with the provisions of SFAS 5.  Liabilities for income tax matters include amounts for income taxes, applicable penalties, and interest thereon and are the result of the potential alternative interpretations of tax laws and the judgmental nature of the timing of recognition of taxable income.

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

Comprehensive Income—

Statement of Financial Accounting Standards No. 130, AReporting Comprehensive Income@ requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be shown in the consolidated financial statements as comprehensive income.  We report our comprehensive income in the consolidated statements of stockholders= equity.

Segment Disclosures—

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

New Accounting Pronouncements—

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109."  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values.  FIN 48 became effective for annual periods beginning after December 15, 2006.  Upon adoption, the cumulative effect of applying the provision of FIN 48 was reported as an adjustment to the opening balance of retained earnings for 2007.  The cumulative effect of adopting the provisions of FIN 48 increased the opening balance of retained earnings in 2007 by $900,000.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which replaces SFAS No. 141, Business Combinations.  This Statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS 141(R) will have on its consolidated financial statements, but the impact will be limited to any future acquisitions beginning in fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This Statement requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company will adopt this Statement effective January 1, 2009.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated results of operations or financial position.

Note 2 - Relationship with National Health Realty, Inc.

On October 31, 2007, NHC acquired, through a merger recorded as a business combination, all of the net assets of National Health Realty, Inc. (“NHR”).  The results of operations from the assets acquired and liabilities assumed have been included in the NHC consolidated financial statements since that date.  Prior to the acquisition, NHR was a real estate investment trust which owned 23 health care facilities including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living facility (the Healthcare Facilities) and six first promissory notes secured by the real property of healthcare facilities.

As a result of the acquisition, NHC is provided with a larger asset and equity base, which in turn should result in enhanced future growth and prospects for long term increases in stockholder value.  Furthermore, NHC expects to capitalize on increases in NHC’s annual recurring free cash flow resulting from the elimination of annual lease payments to NHR, even after providing for dividends on the preferred stock issued in the acquisition.

The aggregate purchase price was $297,686,000 including cash of $97,571,000, $10,841,062 shares of convertible preferred stock valued at $170,747,000 (based on independent valuation which confirmed the liquidation value of $15.75 per share as the fair value), assets including leasehold improvements, common stock of NHR surrendered in the purchase and transaction costs of the purchase that were capitalized totaling $29,368,000 and liabilities assumed of $8,249,000.

Prior to our acquisition of the Healthcare Facilities, we leased 14 properties from NHR on which we had constructed improvements (leasehold improvements) which had a net book value of approximately $24,845,000.  In addition, prior to the merger, we owned 363,200 shares of NHR common stock in which we had a cost basis of $3,045,000 at October 31, 2007.  Our investment in NHR common stock has also been considered in the purchase of the NHR assets.  Finally, the legal, accounting and other costs of the acquisition that were included in the allocation of the purchase price totaled $1,478,000.  Components of the purchase price as summarized as follows:

Cash to selling shareholders ($9.00 per share)	$97,571
Series A Convertible Preferred Stock
(10,841,062 shares valued at $15.75 per share)	170,747
Carrying amount of leasehold improvements	24,845
NHR shares previously acquired, at cost	3,045
Transaction costs	1,478
$297,686

The acquisition has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141).  NHC was aided in arriving at the estimates required under SFAS No. 141, including the value of the preferred stock issued as consideration in the acquisition, by third party valuations and cost segregation studies.  The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Cash and cash equivalents	$8,172
Marketable securities	6,590
Dividends receivable	113
Mortgage notes receivable	16,798
Fixed assets:
Land	26,613
Real Property	247,649
Total Assets	305,935
Liabilities Assumed	(8,249)
Total Purchase Price	$297,686

The following unaudited pro forma consolidated financial summary is presented as if the acquisition of NHR was completed at the beginning of each reporting period.  The unaudited pro forma combined results have been prepared for informational purposes only and do not purport to be indicative of the results which have actually been attained had the business combination been consummated on the dates indicated or of the results which may be expected to occur in the future.

	(in thousands)
Year Ended December 31	2007	2006
	(unaudited)
Net revenues	$600,157	$566,314

Net Income	$48,671	$40,609
Dividends to Preferred Shareholders	(8,672)	(8,647)
Net income available to common shareholders	$39,999	$31,962

Earnings Per Share:
Basic	$3.18	$2.60
Diluted	$3.08	$2.48

Relationship with NHR Prior to the Merger—

Prior to October 31, 2007 and the merger described above, NHC leased from NHR the real estate of ten long-term care centers, three assisted living centers and one retirement center.  The term of the leases after being renegotiated in 2005 had been extended to December 31, 2017 with certain renewal options at the expiration date.  NHC accounted for the leases as operating leases.  For 2007, 2006, and 2005, NHC paid base rent, percentage rent and expansion rent totaling $9,422,000, $11,382,000 and $11,181,000, excluding rent paid on nine Florida health care facilities as described below.

On October 1, 2000, we terminated our individual leases on nine Florida long-term care facilities.  Also effective October 1, 2000, the facilities were leased by NHR under a five year term to nine separate limited liability corporations, none of which we own or control. These leases have currently been extended through December 31, 2010.  Lease payments to NHR from the new leases offset our lease obligations pursuant to the master operating lease.  Effective October 31, 2007, these Florida leases were assigned to us as a result of the merger with NHR.

Under terms of the lease agreements, base rent on the nine Florida properties is $6,505,000 per year.  Base rent earned by us during the two month period ended December 31, 2007 totaled $1,085,000.  In addition to base rent, NHC will earn percentage rent equal to 3% of the amount by which gross revenue of each Florida health care facility in such later year exceeds the gross revenues of such health care facility in the base year of 2005.  For the two month period ended December 31, 2007, we earned $28,000 of percentage rent.

At December 31, 2007, the approximate future minimum base rent commitments (which exclude percentage rents) to be received by us on non-cancelable operating leases are as described in the following table.

2008	$6,505,000
2009	6,505,000
2010	6,505,000
Thereafter	---

In addition to the lease relationship prior to October 31, 2007, NHC had an Advisory Agreement relationship with NHR whereby NHC provided day-to-day management services to NHR.  For 2007, 2006, and 2005, advisory fees earned by NHC under the agreement were $417,000, $524,000 and $508,000, respectively.  The terms of the advisory agreement allowed either party to terminate the arrangement upon 90 days written notice.

Prior to the merger described above, NHC owned 363,200 shares (or 3.5%) of NHR’s outstanding common stock with a cost basis on October 31, 2007 of $3,045,000.  NHC accounted for its investment in NHR common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.

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

Leases—

On October 17, 1991, concurrent with our conveyance of real property to NHI, we leased from NHI the real property of 40 long-term health care centers and three retirement centers. Each lease was for an initial term originally expiring December 31, 2001, with two additional five-year renewal terms at our option, assuming no defaults.  During 2000, we exercised our option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term.

On December 27, 2005, we exercised our option to extend the existing master lease on 41 properties for the second renewal term.  The 41 properties include four Florida properties that are leased to and operated by others, but for which we continue to guarantee the lease payments to NHI under the master lease.  The 15-year lease extension began on January 1, 2007, and includes three additional five-year renewal options, each at fair market value.  Under the terms of the lease, base rent for 2007 will total $33,700,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.    The lease renewal provides for no percentage rent in 2007 since 2007 is the new base year.  Percentage rent for years subsequent to 2007 will be 4% of the increase in revenue over the base year.  The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis.

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

Although on October 1, 2000 we terminated our individual leases with NHI on four Florida long-term health care facilities, we remain obligated to NHI under our master lease agreement to make the lease payments to NHI.  Subsequent to the October 1, 2000 termination by us, the facilities were immediately leased by NHI for a five year term to four separate corporations, none of which we own or control.  Lease payments received by NHI from the new lessees offset our lease obligations pursuant to the master operating lease.  These leases have currently been extended through December 31, 2010.  Through December 31, 2007, all such lease payments have been received by NHI and offset against our obligations.

Base rent expense to NHI was $33,700,000 in 2007.  At December 31, 2007, the approximate future minimum base rent to be paid by us on non-cancelable operating leases with NHI are as follows:

	Total	Total
	Commitments	Commitments
	Including	Excluding
	Florida Facilities	Florida Facilities
2008	$33,700,000	$28,948,000
2009	33,700,000	28,948,000
2010	33,700,000	28,948,000
2011	33,700,000	33,700,000
2012	33,700,000	33,700,000
Thereafter	303,300,000	303,300,000

Lease Terms Prior to 2007—

During the initial term and first renewal term of the leases beginning in 1991, we were obligated to pay NHI annual base rent on all 43 facilities of $19,355,000 as adjusted for new construction since inception.

Prior to 2007, the leases also obligated us to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject.  The payments were required over the remaining life of the mortgages as of the conveyance date, but only during the term of the lease or until such time that NHC is no longer obligated on the debt.  Payments for debt service rent were treated by us as payments of principal and interest if we remained obligated on the debt (Aobligated debt service rent@) and as operating expense payments if we had been relieved of the debt obligation by the lender (Anon-obligated debt service rent@).  Debt service rent to NHI was

$8,014,000 in 2006 and $8,191,000 in 2005.  With the extension which became effective January 1, 2007, we are no longer obligated to pay debt service rent.

In addition to base rent and the debt service rent, prior to 2007 we were required to pay percentage rent to NHI equal to 3% of the increase in the gross revenues of each facility. Percentage rent for 2006 and 2005 was approximately $4,829,000 and $4,525,000, respectively.

By mutual agreement between NHC and NHI, leases for two of the original 43 properties in the master lease were terminated in 2004.

Previous Relationships with NHI Now Terminated —

From 1991 until November 1, 2004, we had an Advisory Agreement with NHI whereby we provided to NHI services related to investment activities and day-to-day management and operations.

Effective November 1, 2004, NHC=s Advisory Agreement with NHI was terminated.  On that date, Management Advisory Source, LLC (AAdvisors@), a new unrelated company formed by Mr. W. Andrew Adams, undertook to provide advisory services to NHI.  Mr. Adams served both as NHI=s President and Board Chairman and as NHC’s Chief Executive Officer and Board Chairman prior to November 1, 2004.  Effective November 1, 2004, and to enhance the independence of NHI from NHC, Mr. Adams resigned as NHC’s Chief Executive Officer and terminated his managerial responsibilities with NHC.  Mr. Adams remains on the NHC Board as Chairman, focusing on strategic planning, but has no management involvement with NHC.

From November 1, 2004 through December 31, 2006, NHC, through its wholly-owned subsidiary, Tennessee Management Advisory Source, LLC (ATHA@) provided financial, accounting, data processing and administrative services to Advisors.    Under the agreement, THA provided to Advisors and, at the request of Advisors, to NHI, services related to accounting, data processing, administration and evaluation of investments.  THA’s role under the agreement was that of advisor and service provider, and THA is no way assumed responsibility for accounting, administrative, or investment decisions which are to be made by Advisors or NHI.

On March 13, 2006, we announced an agreement with National Health Investors, Inc. (NHI) to not permit any person to serve as an officer of both NHC and NHI effective December 31, 2006.  Also effective on December 31, 2006, NHC’s agreement to provide services to Advisors was terminated.  NHC=s Board believes it to be in the best interest of NHC to accentuate its independence from NHI, its largest landlord.

For our services under the agreement with Advisors, we were entitled to compensation of $1,250,000 per year, payable monthly and annually inflated by 5%.  We received compensation of approximately $1,313,000 in 2006 and $1,250,000 in 2005.  No compensation from Advisors was earned in 2007.

Investment in NHI Common Stock —

At December 31, 2007, we own 1,630,642 shares (or 5.9%) of NHI=s outstanding common stock.  We account for our investment in NHI common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.

Note 4 - Relationship with National Health Corporation

National, which is wholly-owned by the National Health Corporation Leveraged Employee Stock Ownership Plan (AESOP@), was formed in 1986 and served as our administrative general partner through December 31, 1997, when we operated as a master limited partnership.  As discussed below, all of the personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National only through their participation as employees in the ESOP.

Sale of Long–Term Health Care Centers to and Notes Receivable from National, Recognition of $10,000,000 of Previously Deferred Gain in 2007—

During 1988, we sold the assets (inventory, property and equipment) of eight long–term health care centers (1,121 licensed beds) to National for a total consideration of $40,000,000.  The consideration consisted of $30,000,000 in cash and an 8.5% $10,000,000 note receivable due December 31, 2007.  We manage the centers under a management contract for management fees comparable to those in the industry.  With our prior consent, National sold one center to an unrelated third party in 1997 and two centers to an unrelated third party in 1999.  Thus, we now manage five centers for National under a management contract that has been extended until January 20, 2018. See Note 5 for additional information on management fees recognized from National.

Our carrying amount in the assets sold in 1988 to National was approximately $24,255,000.  The resulting profit of $15,745,000 was deferred.  $10,000,000 of the deferred gain and related deferred income taxes of $4,000,000 was recognized as income in December, 2007 with the collection of the $10,000,000 note receivable from National.  The $10,000,000 gain on the sale of assets was reported as the recognition of deferred gain in Costs and Expenses in the Consolidated Statements of Income.  $3,745,000 of the deferred gain was amortized into income on a straight line basis over the original 20-year term of the management contract (through December 31, 2007).   $2,000,000 of deferred gain is related to NHC’s obligation to loan up to $2,000,000 to National under a line-of-credit agreement.  That amount is expected to remain deferred until the obligation expires, currently scheduled in January, 2018.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due to or due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000, the interest rate on the line of credit is prime plus one percent and the final maturity is January 20, 2018.  At December 31, 2007, $3,903,000 had been loaned to National in relation to benefit plan obligations, which amount was fully collected in the following month.

ESOP Financing Activities—

During 1988, we obtained from National long-term financing of $8,500,000 for the construction of our headquarters building.  National obtained its financing through the ESOP.  The note required quarterly principal and interest payments with interest at 9% and was secured by the headquarters building.  At December 31, 2007 and 2006, the outstanding balance on the note was approximately $-0- and $519,000, respectively, which is included in notes and other obligations in Note 11.  The building is owned by a separate partnership of which we are the general partner and building tenants are limited partners.  We own 96.5% of the partnership and consolidate the financial statements of the partnership in our consolidated financial statements.

In addition, our $382,000 senior secured notes payable described in Note 11 were financed by National.  National obtained its financing through the ESOP.  Our interest costs, financing expenses and principal payments with National are consistent with National and the ESOP=s terms with their respective lenders.  We also have agreed to guarantee $3,073,000 of additional debt of National and the ESOP that is not reflected in our consolidated financial statements.  See Note 14 for additional information on guarantees.

During 1991, we borrowed $10,000,000 from National.  The term note payable requires quarterly interest payments at 8.5% until December 31, 2007 and at the prime rate plus two percent thereafter.  The entire principal is due at maturity in 2018.

Payroll and Related Services—

The personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National only through their participation in the ESOP.  National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance.  We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs.  Such costs of personnel totaling approximately $326,191,000, $302,862,000, and $285,000,000 for 2007, 2006 and 2005, respectively, are reflected as salaries, wages and benefits in the accompanying consolidated statements of income.  The administrative fee paid to National for 2007, 2006, and 2005 was $2,830,000, $2,700,000, and $2,393,000, respectively.  National owes us $3,903,000 and $6,351,000 at December 31, 2007 and 2006, respectively, as a result of the differences between interim payments for payroll and benefits services costs that we made during the respective year and such actual costs.  These receivables are included in notes receivable from National in the consolidated balance sheets.  National maintains and makes contributions to its ESOP for the benefit of eligible employees.

National=s Ownership of Our Stock—

At December 31, 2007 and 2006, National owns 1,238,924 shares (or approximately 9.7%) of our outstanding common stock and 1,217,417 shares (or approximately 11.7%) of our outstanding preferred stock.

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

Note 5 - Other Revenues and Income

Other revenues are outlined in the table below.  Revenues from insurance services include premiums for workers= compensation and professional liability insurance policies that our wholly-owned limited purpose insurance subsidiaries have written for certain long-term health care centers to which we provide management or accounting services. Revenues from management and accounting services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers.  AOther@ revenues include non-health care related earnings.

Year ended December 31,	2007	2006	2005
(in thousands)
Insurance services	$15,914	$18,814	$23,585
Management and accounting service fees	16,799	16,420	24,684
Guarantee fees	4	14	296
Advisory fees from Management Advisory Source, LLC	−	1,313	1,250
Advisory fees from NHR	417	525	508
Dividends and other realized gains on securities	5,028	5,983	3,642
Equity in earnings of unconsolidated investments	5,951	4,300	225
Interest income	8,240	9,954	7,005
Rental income	4,078	2,619	3,664
Other	1,845	1,311	926
	$58,276	$61,253	$65,785

Management Fees from National—

We have managed long-term care centers for National since 1988 and we currently manage five centers.  See Note 4 to the Consolidated Financial Statements regarding our relationship with National.

During 2007, 2006 and 2005, National paid and we recognized approximately $-0-, $29,000, and $867,000, respectively, of management fees and interest on management fees, which amounts are included in management and accounting service fees.  Unrecognized management fees from National total $16,436,000, $12,936,000, and $10,775,000 at December 31, 2007, 2006 and 2005, respectively.  We have recognized approximately $25,504,000 of management fees and interest from these centers since 1988.

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

Management Fees from Nursing Centers Formerly Owned by NHI—

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

  We continue to manage 18 long-term care centers that were previously owned by NHI.  During 2007, 2006 and 2005, we recognized $2,892,000, $2,792,000, and $2,662,000, respectively, of management fees and interest from these 18 long-term care centers.  Unrecognized and unpaid management fees from these centers total $8,654,000, $6,379,000, and $3,961,000 at December 31, 2007, 2006 and 2005, respectively.  We have recognized approximately $13,302,000 of management fees and interest from these centers since 2002.

Of the total 18 centers managed, the management fee revenues from eight centers were currently paid and recognized on the accrual method in 2007.  The fees from the remaining ten centers, because of insufficient historical collections and the lack of expected future collections, are recognized only when realized.  Under the terms of our management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care providers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized and uncollected management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Accounting Service Fees and Rental Income from Florida Centers—

During 2007, 2006, and 2005, we recognized $7,109,000, $6,121,000, and $5,220,000, respectively, of accounting services fees from long-term health care centers in Florida that we previously operated or managed.  Amounts recognized are included in management and accounting service fees.

During 2007, 2006, and 2005, we also recognized $3,581,000, $2,557,000, and $3,250,000, respectively, of rental income from the divested operations of long-term health care centers in Florida related to our two owned facilities and the furniture, fixtures and leasehold improvements of 13 other facilities previously leased from NHI and NHR.  These amounts are included in rental income.

Discontinued Management Agreement—

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

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

Year Ended December 31,	2007	2006	2005
(dollars in thousands, except per share amounts)
Basic:
Weighted average common shares outstanding	12,562,347	12,294,730	12,240,423
Net income	$45,449	$36,740	$28,635
Dividends to preferred stockholders	1,831	−	−
Net income available to common stockholders	$43,618	$36,740	$28,635
Earnings per common share, basic	$3.47	$2.99	$2.34

Diluted:
Weighted average common shares outstanding	12,562,347	12,294,730	12,240,423
Dilutive effect of stock	431,583	591,441	549,571
Assumed average common shares outstanding	12,993,930	12,886,171	12,789,994

Net income	$43,618	$36,740	$28,635
Earnings per common share, diluted	$3.36	$2.85	$2.24

Excluded in the above table for 2007 are 18,494 shares of stock options and 442,082 preferred stock potential common shares issuable upon the conversion of preferred stock due to their antidilutive impact.

Note 7 - Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities consist of the following:

December 31,	2007		2006
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
Marketable equity securities	$29,604	$56,322	$26,059	$65,771
U.S. government securities	1,322	1,348	1,821	1,799
Corporate bonds fund	−	−	5,000	5,028
	$30,926	$57,670	$32,880	$72,598

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)
December 31,	2007			2006
			Fair			Fair
	Shares	Cost	Value	Shares	Cost	Value
NHI Common	1,630,642	$24,734	$45,495	1,405,642	$18,144	$46,386
NHR Common	−	−	−	363,200	3,045	8,717

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

December 31,	2007		2006
(in thousands)		Fair		Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$225	$225	$500	$499
1 to 5 years	1,097	1,123	1,321	1,300
No stated maturity	−	−	5,000	5,028
	$1,322	$1,348	$6,821	$6,827

Gross unrealized gains related to available for sale securities are $26,744,000 and $39,740,000 as of December 31, 2007 and 2006, respectively.  Gross unrealized losses related to available for sale securities are $-0- and $22,000 as of December 31, 2007 and 2006, respectively.

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2007, 2006 and 2005 were $5,236,000, $46,892,000, and $2,431,000, respectively.  Gross investment losses of $265,000 were realized in these sales during the year ended December 31, 2007.  Gross investment gains of $1,457,000 and $8,000 were realized on these sales during the years ended December 31, 2006 and 2005, respectively.

As described in Note 2, on October 31, 2007, NHC surrendered (through merger with NHR) 363,200 shares of NHR common stock with a cost of $3,045,000 and unrealized gain of $4,764,000.  NHC also acquired (thru merger with NHR) 225,000 shares of NHI common stock at a value of $6,590,000 ($29.29 per common share).

Note 8 – Investment in Enhanced Cash Fund

At December 31, 2007, we reported an aggregate investment of $35,492,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”) in current assets in our Consolidated Balance Sheets.  The Fund invests in obligations denominated in U.S. dollars  consisting of asset backed securities, corporate bonds and notes, certificates of deposit, short-term corporate debt obligations, commercial paper, extendible commercial notes, and municipal bonds.

We have invested in the Fund for a number of years and prior to December 6, 2007, we had considered the investment to be a cash equivalent because the funds were immediately available for distribution.  By a series of notices from December 6, 2007 through December 20, 2007, the Fund’s manager notified us that (1) cash redemptions were suspended, although redemptions could under certain circumstances be fulfilled through a pro rata distribution of the underlying securities; (2) the Fund’s valuation will be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; (3) interest would continue to accrue; and (4) the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the fund holders that is expected to be completed in 2009.

As to balance sheet classification, the fair value of our investment in the Fund at December 31, 2007 (total of $35,492,000) is not considered a cash equivalent due to the suspension by the Fund manager of Fund redemptions.  At that date, our investment is shown as Investments in Enhanced Cash Fund in the Consolidated Balance Sheets.  Our investment in the Fund at December 31, 2006 (total of $40,900,000) was considered to be a cash equivalent and was included in Cash and Cash Equivalents in the Consolidated Balance Sheets.  We have classified the Fund as a current asset because we believe that the Fund will be substantially liquidated during 2008.

As the Fund is liquidated, we expect to receive our pro rata share of the Fund in cash distributions.  The Fund has begun making distributions.  We received $3,513,000 of cash distributions in December, 2007 and $8,748,000 in January, 2008.  Through January 2008, our portion of the Fund has reported $162,000 of realized losses, of which amount $42,000 was reported in 2007.

The Fund’s valuation will fluctuate based on changes in the market values of the securities held by the Fund.  At December 31, 2007, we adjusted our carrying value to the Fund’s net asset value, which adjustment required us to write down with a charge to earnings our carrying value by $453,000.  Because the Fund is invested in financial instruments with exposure to the current turmoil in the credit markets in the United States, we consider the write-down amount to be an other-than-temporary impairment.  It is difficult to predict the timing or magnitude of these other-than-temporary impairments and additional impairments may occur.  Under such circumstances, our earnings will be negatively effected.

Note 9 - Property and Equipment

Property and equipment, at cost, consists of the following:

December 31,	2007	2006
(in thousands)
Land	$37,590	$11,129
Leasehold improvements	70,788	89,948
Buildings and improvements	304,303	42,043
Furniture and equipment	100,892	98,156
Construction in progress	6,410	15,491
	519,983	256,767
Less: Accumulated Depreciation	(135,696)	(130,564)
	$384,287	$126,203

As a result of the merger with NHR, NHC acquired land and real property of 16 long-term health care centers, six assisted living facilities and one independent living facility valued at approximately $274,263,000.

At December 31, 2007, we have obligations to complete construction of approximately $2,741,000.

Note 10 - Notes Receivable

On October 31, 2007, we acquired, in the merger with NHR, notes receivable with an estimated fair value at date of acquisition of $16,798,000 ($16,616,000 at December 31, 2007).  The notes are first and second mortgages with interest rates ranging from Prime plus 2% to 10.5% fixed rate with periodic payments required prior to maturity.  The notes mature in the years from 2012 through 2016.

We have notes receivable from managed and other long-term health care centers totaling $5,868,000, the proceeds of which were used by the long-term health care centers for construction costs, development costs incurred during construction and working capital during initial operating periods.  The notes generally require monthly payments with maturities beginning in 2006 through 2007.  Interest on the notes is generally at rates ranging from prime plus 2% to 7%.  The collateral for the notes consists of first and second mortgages, certificates of need, personal guarantees and stock pledges.

Recovery and Write-off of Notes Receivable—

In May 2007, we collected a note receivable which had previously been written off in the amount of $6,195,000.  The collections are directly attributable to operations and are reported as recoveries of notes receivable in the consolidated statements of income.

In November 2007, we purchased a long-term health care center (544 beds) and an assisted living facility (66 units) located in Chattanooga, Tennessee.  The consideration we gave for the purchase was the outstanding first mortgage bonds of these centers that were held by us.  The first mortgage bonds had a face value of approximately $14,760,000 but had been previously written down by approximately $7,376,000.  Therefore, as a result of acquiring the property, we recorded a recovery of notes receivable in the amount of $7,376,000 in our Consolidated Statements of Income.

On June 30, 2006, we collected a note receivable in the amount of $7,309,000 which had previously been written off in 1994.  The collection is reported as a recovery of notes receivable in the Consolidated Statements of Income.

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

Note 11 - Long-Term Debt and Commitments

Long-Term Debt—

Long-term debt consists of the following:

	Weighted
	Average		Long-Term Debt
December 31,	Interest Rate	Maturities	2007		2006
(dollars in thousands)
Term loan, interest	variable,
payable monthly	6.2%	2008	$7,050	$	−

Senior notes, secured, principal	variable,
and interest payable quarterly	5.5%	2008	382		2,113

Notes and other obligations,
principal and interest payable	variable,
periodically	5.43%	2008	3		535

Unsecured term note payable
to National, interest payable
quarterly, principal payable at	Fixed
maturity	8.5%	2018	10,000		10,000
			17,435		12,648
Less current portion			(7,435)		(2,267)
			$10,000		$10,381

As a result of the merger with NHR, we assumed an unsecured note payable to NHI in the amount of $7,050,000.  The unsecured note requires monthly interest payments at the rate of 30 days LIBOR plus 1.00% (6.2% at December 31, 2007).  The unpaid principal ($7,050,000 at December 31, 2007) was due at maturity (January 2, 2008) and subsequently repaid.

 $75,000,000 Revolving Credit Agreement—

On October 30, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”).  The Credit Agreement provides for a $75,000,000 revolving credit facility (the “Credit Facility”), of which of up to $5,000,000 may be utilized for letters of credit.

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

The Credit Facility is available for general corporate purposes, including working capital and acquisitions.  There were no borrowings under the Credit Facility at December 31, 2007.

The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 2007 are as follows:

Long-Term
Debt

2008	$7,435
2009	−
Thereafter	10,000
Total	$17,435

Through a guarantee agreement, as discussed in Note 14, our $382,000 senior secured notes have cross-default provisions with other debt of National.  Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and stockholders= equity by us and by National.  All such covenants have been met by us and we believe that National is in compliance with or has obtained waivers or amendments to remedy all events of non-compliance with the covenants as of December 31, 2007.

Lease Commitments—

Operating expenses for the years ended December 31, 2007, 2006, and 2005 include expenses for leased premises and equipment under operating leases of $40,205,000, $40,310,000, and $42,049,000, respectively.  See Note 3 for the approximate future minimum rent commitments on non-cancelable operating leases with NHI.

Note 12 - Income Taxes

The provision for income taxes is comprised of the following components:

Year Ended December 31,	2007	2006	2005
(in thousands)
Current Tax Provision
Federal	$13,891	$16,993	$18,363
State	2,679	2,266	2,216
	16,570	19,259	20,579
Deferred Tax Provision (Benefit)
Federal	8,832	(1,494)	(2,249)
State	1,341	(226)	(275)
	10,173	(1,720)	(2,524)
Interest and penalties	42	−	−
Income Tax Provision	$26,785	$17,539	$18,055

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows:

December 31,	2007	2006
(in thousands)
Current deferred tax asset:
Allowance for doubtful accounts receivable	$1,601	$1,493
Accrued expenses	6,302	5,418
	7,903	6,911
Current deferred tax liability:
Unrealized gains on marketable securities	(10,696)	(15,888)
Other	(1,004)	(1,055)
	(11,700)	(16,943)
Net current deferred tax liability	$(3,797)	$(10,032)

Noncurrent deferred tax asset:
Financial reporting depreciation in excess of tax depreciation	$9,425	$10,193
Deferred gain on sale of assets (net)	(3,215)	4,879
Guarantee obligation	−	2,950
Stock-based compensation	1,851	924
Other	(385)	(54)
Accrued expenses	8,047	−
Deferred revenue	5,580	−
Net noncurrent deferred tax asset	$21,303	$18,892

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

Year Ended December 31,	2007	2006	2005
(in thousands)
Tax provision at statutory rates:
Federal	$25,282	$18,998	$16,369
State, net of federal benefit	3,804	2,140	1,977
	29,086	21,138	18,346
Increase (decrease) in income taxes
resulting from:
Tax exempt interest	(321)	(388)	(390)
Nondeductible expenses	120	128	99
Insurance expense	(220)	887	−
Other, net	(376)	(21)	−
Expiration of statute of limitations-primarily states	(1,504)	−	−

Reduction in reserve for uncertain tax positions-noncurrent
Federal	−	(3,475)	−
State, net of federal benefit	−	(730)	−
	−	(4,205)	−
Effective tax expense	$26,785	$17,539	$18,055

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price.  During 2007, 2006 and 2005, $1,177,000, $1,343,000, and $207,000, respectively, attributable to the tax benefit of stock options exercised, was credited to additional paid-in capital.

We experienced a one-time benefit of $4,205,000 in the fourth quarter of 2006 from the reversal of previously accrued taxes related to changed facts and circumstances, issue resolutions, and statute of limitation expirations concerning positions taken in our tax returns.

We believe that our liabilities reflect the anticipated outcome of known uncertain tax positions in conformity with FIN 48.  Our uncertain tax position liabilities are presented in the consolidated balance sheet within Other Noncurrent Liabilities.

NHC continually evaluates for uncertain tax positions.  Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have adequate provisions for tax contingencies.  However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.  We believe we have made adequate provision for unrecognized tax benefits related to uncertain tax positions.

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

Prior to January 1, 2007, we maintained a liability for the estimated amount of contingent liabilities for income tax matters in accordance with SFAS 5, “Accounting for Contingencies”.

In accordance with the adoption of FIN 48, the Company has established a liability for unrecognized tax benefits, which are differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to this Interpretation.  Generally a liability is created for an unrecognized tax benefit because it represents a company’s potential future obligation to a taxing authority for a tax position that was not recognized per above.

As a result of adopting FIN 48, we reported a $900,000 increase to our January 1, 2007, balance of retained earnings and a decrease in our accruals for uncertain tax positions and related interest and penalties of a corresponding amount.  On January 1, 2007, we had $21,051,000 of unrecognized tax benefits, composed of $11,409,000 of deferred tax assets, $–0– of deferred tax liabilities, $4,117,000 of permanent differences, and $5,525,000 of accrued interest and penalties payable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

			Liability	Liability
			For	For
		Deferred	Unrecognized	Interest
		Tax	Tax	and
		Asset	Benefits	Penalties	Total
Balance, December 31, 2006 under SFAS 5	$	−	$4,799	$5,743	$10,542
Adoption of FIN 48 on January 1, 2007		11,409	10,727	(218)	10,509
Balance, January 1, 2007		11,409	15,526	5,525	21,051
Additions based on tax positions related to the current year		−	1,483	358	1,841
Additions for tax positions of prior years		3,219	3,219	466	3,685
Reductions for tax positions of prior years		(1,001)	(1,001)	(282)	(1,283)
Reductions for statute of limitation expirations		−	(1,005)	(499)	(1,504)

Balance, December 31, 2007		$13,627	$18,222	$5,568	$23,790

During the year ended December 31, 2007, we have recognized a $1,504,000 decrease in unrecognized tax benefits (including $499,000 of related interest and penalties) due to the effect of statute of limitations lapse on permanent differences.  We have also recognized an increase in unrecognized tax benefits of $1,841,000 (including $358,000 of related interest and penalties) attributable to permanent differences during the same period.  The $1,504,000 decrease in unrecognized tax benefits attributable to permanent differences has favorably impacted our effective tax rate.

At December 31, 2007, we had $23,790,000 of unrecognized tax benefits, composed of $13,627,000 of deferred tax assets, $-0- of deferred tax liabilities, $4,595,000 of permanent differences, and $5,568,000 of accrued interest and penalties.  Unrecognized tax benefits of $6,221,000 (including $1,627,000 of accrued interest and penalties) at December 31, 2007, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months of December 31, 2007, except for the effect of decreases related to statute of limitations lapse estimated at $3,016,000, composed of permanent tax differences of $2,137,000 and interest and penalties of $879,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2004.  Currently, there are no U.S. federal or state returns under examination.

Note 13 - Stock Option Plan

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

	Year Ended December 31
	2007	2006	2005
Risk-free interest rate	4.64%	4.77%	3.81%
Expected volatility	27.9%	27.2%	29.3%
Expected life, in years	2.1 years	2.6 years	5 years
Expected dividend yield	1.92%	1.98%	2.79%
Expected forfeiture rate	0.00%	1.48%	0.00%

The following table summarizes option activity:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Options outstanding at December 31, 2004	1,383,000	$20.83	−
Options granted	90,000	33.24	−
Options exercised	(25,000)	18.11	−
Options forfeited	(17,000)	14.72	−
Options outstanding at December 31, 2005	1,431,000	21.72	−
Options granted	122,394	42.33	−
Options exercised	(239,174)	24.33	−
Shares cancelled	(22,901)	3,813	−
Options forfeited	(2,140)	37.00	−
Options outstanding at December 31, 2006	1,289,179	23.13	−
Options granted	161,748	53.67	−
Options exercised	(229,480)	24.95	−
Options forfeited	(1,797)	55.45	−
Options cancelled	(53,000)	20.90	−
Options outstanding at December 31, 2007	1,166,650	27.06	$28,747,000

Options exercisable	314,898	$38.84	$4,048,000

Options			Weighted Average
Outstanding		Weighted Average	Remaining Contractual
December 31, 2007	Exercise Prices	Exercise Price	Life in Years

831,650	$19.60 to $20.90	$20.86	1.2
335,000	$27.01 to $55.00	$42.44	2.8
1,166,650

At December 31, 2007, 314,898 options outstanding are exercisable.  Exercise prices on the options range from $19.60 to $55.00.  The weighted average remaining contractual life of options outstanding at December 31, 2007 is 1.67 years.  The total intrinsic value of shares exercised during the year ended December 31, 2007 was $6,139,000.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions.  The plan allows employees to terminate participation at any time.

Our policy is to issue new shares to satisfy share option exercises.  In May 2005, our shareholders approved the 2005 National HealthCare Corporation Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan.  We have reserved 965,787 shares of common stock for issuance under these plans.

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

NHC recognized $2,318,000 and $2,309,000 of compensation expense for the year ended December 31, 2007 and 2006, respectively.  Such expense is included in salaries, wages and benefits in the consolidated statements of income.  SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $2,942,000 and $3,357,000 for the year ended December 31, 2007 and 2006, respectively.  No share based compensation cost was capitalized during the current periods.  The total compensation cost related to non-vested awards not yet recognized as of December 31, 2007 is $1,677,000 and the weighted average period over which it is to be recognized is 1.25 years.

Note 14 - Contingencies and Guarantees

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers= compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $88,382,000 and $76,471,000 at December 31, 2007 and 2006, respectively.  This liability is classified as current based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets.  The amounts are subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

As a result of the terms of our insurance policies and our use of wholly-owned limited purpose insurance companies, we have retained significant insurance risk with respect to workers’ compensation and general and professional liability.  We use independent actuaries to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations.  Such estimates are based on many variables including historical and statistical information and other factors.  It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the financial statements as AOther Revenues@ for 2007, 2006 and 2005, respectively, are $7,250,000, $9,481,000, and $13,554,000.  Associated losses and expenses are reflected in the consolidated financial statements as AOther operating costs and expenses@.

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced significant amounts of personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2007, we and/or our managed centers are currently defendants in 62 such claims covering the years 1995 through December 31, 2007.   Ten of the 62 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the ten Florida suits, three suits relate to events before and seven suits relate to events after our cessation of business in Florida.  These latter seven suits assert allegations of continued exposure even after we ceased operations.

When bids were solicited for third party professional liability insurance coverage for 2002, only two companies would quote coverage.  Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned licensed captive insurance company, incorporated in the Cayman Islands, for the purpose of managing the Company=s losses related to these risks.  Thus, for years 2002-2007, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned insurance company.  Policies are written for a duration of twelve months.

Our coverages for all years include both primary policies and excess policies. Commencing with 2002, deductibles were eliminated with first dollar coverage being provided through the wholly-owned insurance company.  The excess coverage is provided by a third party insuror for 2002.

For 2003-2007, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $12.0 million, $14.0 million, and $14.0 million, respectively.  There is a $7.5 million annual excess aggregate applicable to each year.

For these professional liability insurance operations, the premium revenues reflected in the financials as AOther revenues@ for 2007, 2006 and 2005, respectively, are $3,467,000, $3,823,000, and $4,095,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as AOther operating costs and expenses@.

Debt Guarantees—

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed certain of the debt obligations of National and the ESOP.  This guarantee, which is not included as debt obligations in our consolidated financial statements, totals $3,073,000 at December 31, 2007.

The $3,073,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions.  The total outstanding balance of National and the ESOP=s obligations under these senior secured notes is $3,455,000.  Of this obligation, $382,000 has been included in our debt obligations because we are a direct obligor on this indebtedness.  The remaining $3,073,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP.

The $382,000 of senior secured notes payable and the $3,073,000 guarantee described above have cross-default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

As of December 31, 2007, our maximum potential loss related to debt guarantees and financial guarantees is $3,073,000.

Note 15 - Disclosures about Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate fair value due to their short-term nature.  We calculate the fair values of other financial instruments based upon our estimate of current industry conditions and relevant factors.  At December 31, 2007 and 2006, there were no material differences between the carrying amounts and fair values of NHC=s financial instruments.

To meet the reporting requirements of Statements of Financial Accounting Standards No. 107, ADisclosures About Fair Value of Financial Instruments@, we calculate the fair value of financial instruments using discounted cash flow techniques.  At December 31, 2007 and 2006, there were no material differences between the carrying amounts and fair values of our financial instruments.

Note 16 - Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Revenues	$146,504	$149,946	$147,726	$153,858
Net Income	7,040	11,892	13,126	13,391
Preferred Dividends	−	−	−	1,831
Net income available to common shareholders	7,040	11,892	13,126	11,560
Basic Earnings Per Share	.56	.95	1.05	.91
Diluted Earnings Per Share	.54	.92	1.01	.89

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Revenues	$136,951	$140,669	$143,768	$141,570
Net Income	5,420	10,363	9,271	11,686
Basic Earnings Per Share	.44	.84	.75	.95
Diluted Earnings Per Share	.42	.80	.71	.91

In the third quarter of 2007, we recognized a gain of approximately $10,800,000 related to the sale of land in South Carolina.  In the fourth quarter of 2007, we recognized deferred income of approximately $10,000,000 related to the sale of long-term care centers to National in 1988.

In the fourth quarter of 2006, we recorded $3,928,000 of net favorable cost report settlements.  In addition, we experienced a one-time benefit of $4,025,000 in the fourth quarter of 2006 from the reversal of previously accrued taxes related to changed facts and circumstances, issue resolutions, and statute of limitation expirations concerning positions taken in our tax returns.

Note 17 - Gain on Sale of Assets and Recognition of Deferred Gain - National

Effective July 9, 2007, we sold undeveloped land located in Charleston, South Carolina for approximately $12,200,000 and recognized a gain of approximately $10,785,000 related to the sale.  Proceeds from the sale are being held by a facilitator pending completion of an IRC§1031 exchange.  The unexpended proceeds are included in “Other Assets” in the Consolidated Balance Sheets.

In December 2007 we sold an undeveloped parcel of land located in McMinnville, Tennessee for $323,000.  We had nominal basis allocated to the land.  Therefore, the sale resulted in a gain on $323,000.

Amortization of Deferred Income—

We recognized as income in 2007 $10,000,000 of gain on the sale of assets to National that had been deferred since 1988.  See Note 4 – Relationship with National Health Corporation for more information.

The gain on the sale of land and the recognition of the deferred gain on sale of assets to National are included in “Total Costs and Expenses” on the Consolidated Statements of Income.

Note 18 - Purchase of Healthcare Center

Effective on November 1, 2007, we purchased certain assets and assumed certain liabilities of a 544-bed long-term care center and 66 unit assisted living facility located in Chattanooga, Tennessee.  The facilities were immediately leased to an unrelated third party and the rent income has been included in other revenues in the Consolidated Statements of Income since the date of purchase. The lease agreement is for a two year term and the approximate future minimum rent commitment to be received by us on this non-cancelable operating lease is $2,400,000 in 2008, $2,000,000 in 2009 and -0- thereafter.

The aggregate purchase price was $14,760,000, including $14,710,000 principal balance of the outstanding 1st Mortgage Bonds of the center purchased (which Bonds were owned by us) and the assumption of $50,000 of debt.  The value of the 1st Mortgage Bonds paid was determined based on an appraisal of the property purchased which appraisal value exceeded the purchase price paid.  The carrying value of the 1st Mortgage Bonds had been previously written down by us.  As a result of acquiring the property, we recorded a recovery of notes receivable of $7,376,000 in the Consolidated Statements of Income.

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

Note 19 - Series A Convertible Preferred Stock

On October 31, 2007, NHC issued $170,555,000 of NHC Series A Convertible Preferred Stock (the “Preferred Stock”) with a liquidation preference of $15.75.  Each share of the Preferred Stock is entitled to annual preferred dividends of $0.80 per share.

The Preferred Stock, which is listed on the American Stock Exchange with the symbol “NHC.PR.A” is convertible at any time at the option of the shareholder into NHC common stock at a conversion price of $65.07.  Each share of the Preferred Stock will be convertible into 0.24204 of a share of NHC common stock.  After the fifth anniversary of the closing date, NHC will have the option to redeem the Preferred Stock, in whole or in part, for $15.75 cash per share (plus accrued but unpaid dividends); provided that the Preferred Stock will not be redeemable prior to the eighth anniversary of the closing date unless the average closing price for NHC common stock for 20 trading sessions equals or exceeds the conversion price.  The conversion price will be adjusted to reflect any future NHC common stock splits or stock dividends.

Note 20 – Series B. Junior Participating Preferred Stock

On August 2, 2007, the NHC board of directors approved the adoption of a stockholder rights plan and declared a dividend distribution of one right (a "Right") for each outstanding share of NHC common stock to stockholders of record at the close of business on August 2, 2007. Each Right entitles the registered holder to purchase from NHC a unit consisting of one one-ten thousandth of a share of Series B Junior Participating Preferred Stock, $0.01 par value at a purchase price of $250 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a rights agreement between NHC and Computershare Trust Company, N.A., as rights agent, dated as of August 2, 2007, as may be amended, restated or otherwise modified from time to time.  No shares have been issued pursuant to this stockholder rights plan.

Note 21 - Subsequent Events.

On January 2, 2008 we purchased a 109-bed skilled nursing and rehabilitation facility from the St. Mary’s Health System for $6,347,000 in cash.  Holston Health and Rehabilitation Center is located in Knoxville, Tennessee.

In January, 2008, we purchased for $5,073,000 two tracts of land located in the state of South Carolina and one tract of land located in Tennessee.  The tracts were undeveloped and are held for future development.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2007, the president and principal accounting officer of the Company have concluded that the Company=s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC=s rules and instructions for Form 10-K.

MANAGEMENT=S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).   We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (ACOSO@) in Internal Control-Integrated Framework.  We have concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  National HealthCare Corporation=s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control  Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, National HealthCare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National HealthCare Corporation as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders= equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee

March 17, 2008

Changes in Internal Control - There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information in our definitive 2008 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

Item 11.  Executive Compensation.

The information in our definitive 2008 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in our definitive 2008 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information in our definitive 2008 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

Item 14.  Principal Accounting Fees and Services.

The information in our definitive 2008 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

(a)

(1)

Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)

Financial Statement Schedules:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

The audits referred to in our report dated March 17, 2008 relating to the consolidated financial statements of National HealthCare Corporation, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company=s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Nashville, Tennessee

March 17, 2008

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
	Balance-	Charged to		Charged		Balance-
	Beginning	Costs and		to other		End of
Description	of Period	Expenses		Accounts	Deductions	Period

For the year ended December 31, 2005
Allowance for doubtful accounts	$4,893	$2,641	$	−	$1,433(1)	$6,101
Accrued risk reserve	$62,354	$32,806	$	−	$24,870	$70,290

For the year ended December 31, 2006
Allowance for doubtful accounts	$6,101	$27	$	−	$1,257(1)	$4,873
Accrued risk reserve	$70,290	$27,283	$	−	$21,102	$76,471

For the year ended December 31, 2007
Allowance for doubtful accounts	$4,873	$2,764	$	−	$3,256(1)	$4,381
Accrued risk reserve	$76,471	$40,994	$	−	$29,083	$88,382

(1) Amounts written off, net of recoveries

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

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert G. Adams	/s/ Richard F. LaRoche, Jr.
Robert G. Adams	Richard F. LaRoche, Jr.
Chief Executive Officer	Director

/s/ W. Andrew Adams	/s/ Donald K. Daniel
W. Andrew Adams	Donald K. Daniel
Director	Senior Vice President and Controller
Principal Accounting Officer
(Principal Financial Officer)

/s/ Ernest G. Burgess	/s/ Lawrence C. Tucker
Ernest G. Burgess	Lawrence C. Tucker
Director	Director

/s/ J. Paul Abernathy	/s/ Emil E. Hassan
J. Paul Abernathy	Emil E. Hassan
Director	Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2007
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

2.1	Agreement and Plan of Merger, dated December 20, 2006, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the SEC on December 20, 2006

2.2	Amendment and Waiver No. 1 to Agreement and Plan of Merger, dated April 6, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 11, 2007

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated August 3, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on August 6, 2007

3.1	Certificate of Incorporation of National HealthCare Corporation 3.2	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

Exhibit No.	Description	Page No. or Location
3.5	By-laws	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.2	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

4.3	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

10	Material Contracts	Incorporated by reference from Exhibits 10.1 thru 10.9 attached to Form S-4, (Proxy Statement-Prospectus), as amended, Registration No. 333-37185 (December 5, 1997)

10.11	Employee Stock Purchase Plan	Specifically incorporated by reference to Exhibit A attached to Form S-4), Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

Exhibit No.	Description	Page No. or Location
10.12	1997 Stock Option Plan	Incorporated by reference from 1997 Proxy Statement/Prospectus filed on December 5, 1997

10.13	2004 Non-Qualified Stock Option Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.14	2005 Stock Option, Employee Stock Pur- chase, Physician Stock Purchase and Stock Appreciation Rights Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.15	Amendment No. 1 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.15 from 2005 Form 10-K filed March 16, 2006

10.16	Amendment No. 2 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.16 from 2005 Form 10-K filed March 16, 2006

10.17	Amendment No. 3 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.17 from 2005 Form 10-K filed March 16, 2006

10.18	Amendment No. 4 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.18 from 2005 Form 10-K filed March 16, 2006

10.19	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10-K filed March 16, 2006

10.20	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10-K filed March 16, 2006

Exhibit No.	Description	Page No. or Location
10.21	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10-K filed March 16, 2006

10.22	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10-K filed March 16, 2006

10.23	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10-K filed March 16, 2006

10.24	Letter Agreement dated December 15, 2006, between NHC and AdamsMark, L.P.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 16, 2007

10.25	2002 Stock Option Plan	Incorporated by reference to Exhibit B to Schedule 14A filed on March 1, 2002

10.24	Credit Agreement, dated October 30, 2007, between National HealthCare Corporation and Bank of America, N.A	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on November 2, 2007

14	Code of Ethics	Available at NHC’s website www.nhccare.com or in print upon request to National HealthCare Corporation, Attn: Investor Relations, P. O. Box 1398, Murfreesboro, TN 37133-1398, telephone (615) 890-2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

Exhibit No.	Description	Page No. or Location

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith