Form 10-Q
period 2008-03-31
NATIONAL HEALTHCARE CORP
filed 2008-05-06
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (as defined in Rule 12b-2 of the Act).  Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐   Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b–2 of the Exchange
Act). Yes ☐ No ☒

12,782,905 shares of common stock of the registrant were outstanding as of May 6, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31
	2008	2007
	(in thousands, except share and
Revenues:	per share amounts)
Net patient revenues	$143,965	$133,480
Other revenues	16,176	13,024
Net revenues	160,141	146,504

Costs and Expenses:
Salaries, wages and benefits	87,541	79,174
Other operating	45,314	41,828
Rent	7,918	10,523
Depreciation and amortization	5,997	3,756
Interest	219	276
Total costs and expenses	146,989	135,557

Income Before Income Taxes	13,152	10,947
Income Tax Provision	(4,980)	(3,907)
Net Income	8,172	7,040

Dividends to Preferred Shareholders	2,168	–

Net income available to common shareholders	$6,004	$7,040

Earnings Per Common Share:
Basic	$.47	$.56
Diluted	$.46	$.54

Weighted Average Common Shares Outstanding:
Basic	12,767,696	12,526,231
Diluted	13,118,218	12,992,219

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	March 31	December 31
	2008	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$17,288	$2,379
Restricted cash	82,422	72,238
Marketable securities	61,964	56,322
Restricted marketable securities	1,376	1,348
Investment in enhanced cash fund	23,116	35,492
Accounts receivable, less allowance for doubtful
accounts of $4,750 and $4,381, respectively	61,846	69,606
Notes receivable	189	189
Inventories	6,931	6,654
Prepaid expenses and other assets	2,406	1,786
Total current assets	257,538	246,014

Property and Equipment:
Property and equipment, at cost	536,306	519,983
Accumulated depreciation and amortization	(141,989)	(135,696)
Net property and equipment	394,317	384,287

Other Assets:
Deposits	292	88
Deposits reserved for land acquisition	–	12,361
Goodwill	3,033	3,033
Notes receivable	19,988	18,392
Notes receivable from National	–	3,903
Deferred income taxes	21,517	21,303
Investments in limited liability companies and other	10,380	9,027
Total other assets	55,210	68,107
Total assets	$707,065	$698,408

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2007 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	March 31	December 31
	2008	2007
	(unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Current portion of long-term debt	$7,503	$7,435
Trade accounts payable	13,072	13,418
Accrued payroll	38,533	46,792
Amounts due to third party payors	12,119	12,339
Accrued risk reserves	93,136	88,382
Deferred income taxes	5,417	3,797
Other current liabilities	12,709	12,110
Dividends payable	4,849	4,506
Accrued interest	47	46
Total current liabilities	187,385	188,825

Long-Term Debt, less Current Portion	10,000	10,000
Other Noncurrent Liabilities	24,037	23,790
Deferred Lease Credits	4,544	4,847
Deferred Revenue	17,982	15,238

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value;
25,000,000 shares authorized; 10,841,062 shares
issued and outstanding; stated at liquidation
of $15.75 per share	170,555	170,555
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,767,805 and 12,757,907 shares,
respectively, issued and outstanding	127	127
Capital in excess of par value	103,903	103,221
Retained earnings	167,326	164,003
Unrealized gains on marketable securities, net of taxes	21,206	17,802
Total stockholders’ equity	463,117	455,708
Total liabilities and stockholders’ equity	$707,065	$698,408

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31
	2008	2007
Cash Flows From Operating Activities:	(in thousands)
Net income	$8,172	$7,040
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,997	3,792
Provision for doubtful accounts receivable	369	388
Amortization of intangibles and deferred charges	---	10
Amortization of deferred income	(74)	(354)
Deferred income	3,035	2,669
Increase in restricted cash	(10,184)	(5,594)
Equity in earnings of unconsolidated investments	(1,539)	(1,175)
Deferred income taxes	(860)	(12,804)
Stock-based compensation	364	305
Changes in operating assets and liabilities:
Accounts (and other) receivables	7,391	2,354
Inventories	(277)	(91)
Prepaid expenses and other assets	(479)	(1,194)
Trade accounts payable	(346)	(783)
Accrued payroll	(8,259)	(5,522)
Amounts due to third party payors	(220)	(216)
Accrued interest	1	205
Other current liabilities and accrued risk reserves	5,353	6,871
Entrance fee deposits	(217)	(217)
Other noncurrent liabilities	247	11,574
Net cash provided by operating activities	8,474	7,258
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(4,910)	(4,814)
Decrease in deposits reserved for land acquisition	941	---
Investments in notes receivable	(1,900)	---
Collections of notes receivable	4,207	6,447
Changes in enhanced cash fund balance	12,376	---
Distributions from unconsolidated investments	58	118
Net cash provided by investing activities	10,772	1,751
Cash Flows From Financing Activities:
Proceeds from debt	7,500	---
Payments on debt	(7,431)	(554)
Decrease in minority interests in consolidated subsidiaries	(14)	(11)
Tax benefit from exercise of stock options	124	62
Dividends paid to preferred shareholders	(1,831)	--
Dividends paid to common shareholders	(2,675)	(2,248)
Issuance of common shares	194	317
Increase in deposits	(204)	(7)
Net cash used in financing activities	(4,337)	(2,441)
Net Increase in Cash and Cash Equivalents	14,909	6,568
Cash and Cash Equivalents, Beginning of Period	2,379	50,678
Cash and Cash Equivalents, End of Period	$17,288	$57,246

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(continued)

	Three Months Ended
	March 31
	2008		2007
(in thousands)
Supplemental Information:

Effective January 7, 2008, cash proceeds that were being held by a facilitator pending the completion of an IRC §1031 exchange were disbursed to acquire property and equipment
Acquisitions of property and equipment	$(11,420)	$	---
Deposits reserved for land acquisition	11,420		---

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

							Unrealized
					Capital in		Gains (Losses)	Total
	Preferred Stock		Common Stock		Excess of	Retained	on Marketable	Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Securities	Equity
Balance at December 31, 2006	–	$–	12,519,671	$125	$93,751	$129,681	$25,585	$249,142
Net income	–	–	–	–	–	7,040	–	7,040
Unrealized losses on securities
(net of tax benefit of $956)	–	–	–	–	–	–	(1,434)	(1,434)
Total comprehensive income								5,606
Stock option compensation	–	–	–	–	305	–	–	305
Tax benefit from exercise of stock options	–	–	–	–	62	–	–	62
Shares sold - stock purchase plans
(including 229,480 options exercised)	–	–	8,556	–	317	–	–	317
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	–	–	–	–	–	900	–	900
Dividends declared to common
shareholders ($0.21 per share)	–	–	–	–	–	(2,255)	–	(2,255)
Balance at March 31, 2007	–	$–	12,528,227	$125	$94,435	$135,366	$24,151	$254,077

Balance at December 31, 2007	10,841,062	$170,555	12,757,907	$127	$103,221	$164,003	$17,802	$455,708
Net income	–	–	–	–	–	8,172	–	8,172
Unrealized gains on securities
(net of tax of $2,266)	–	–	–	–	–	–	3,404	3,404
Total comprehensive income								11,576
Stock option compensation	–	–	–	–	364	–	–	364
Tax benefit from exercise of stock options	–	–	–	–	124	–	–	124
Shares sold – options exercised	–	–	9,898		194	–	–	194
Dividends declared to preferred
shareholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common
shareholders ($0.21 per share)	–	–	–	–	–	(2,681)	–	(2,681)
Balance at March 31, 2008	10,841,062	$170,555	12,767,805	$127	$103,903	$167,326	$21,206	$463,117

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

Note 1 – Consolidated Financial Statements

The unaudited financial statements to which these notes are attached include, in our opinion, all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation (ANHC@ or the ACompany@).  We assume that users of these interim financial statements have read or have access to the audited December 31, 2007 consolidated financial statements and Management=s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.  Our audited December 31, 2007 consolidated financial statements are available at our web site: www.nhccare.com.

Note 2 – Other Revenues

Other revenues are outlined in the table below.  Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly-owned limited purpose insurance subsidiaries have written for certain long-term health care centers to which we provide management or accounting services. Revenues from management and accounting services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers.  “Other” revenues include non-health care related earnings.

Other revenues include the following:

	Three Months Ended
	March 31
	2008	2007
	(in thousands)
Insurance services	$4,048	$3,772
Management and accounting service fees	4,069	3,333
Advisory fees from NHR	---	125
Dividends and other realized gains on securities	1,188	916
Equity in earnings of unconsolidated investments	1,539	1,175
Interest income	1,238	2,585
Rental income	3,669	643
Other	425	475
	$16,176	$13,024

Interest income decreased in 2008 compared to 2007 due primarily to the expenditure of approximately $89,600,000 in cash to complete the merger with National Health Realty, Inc. (“NHR”) effective on October 31, 2007.  Rental income increased in 2008 compared to 2007 due primarily to the acquisition of (1) the real estate of nine leased properties in Florida in the October 31, 2007 merger with NHR ($1,870,000) and (2) the fixtures and real estate of a leased 544 bed long term care center and associated 66 unit assisted living facility in Chattanooga, Tennessee in a November 1, 2007 purchase and subsequent lease to a third party operator ($600,000).

We manage five long-term care centers owned by National Health Corporation (“National”).  During the three months ended March 31, 2008 and 2007, National paid and we recognized no management fees or interest on management fees.

The unpaid fees from the five centers owned by National, because the amount collectable could not be reasonably determined when the management services were provided, and because we cannot estimate the timing or amount of expected future collections, will be recognized as revenues only when fixed or determinable and collectibility of these fees

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

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

We manage 18 long-term care centers that were previously owned by National Health Investors, Inc. (“NHI”).  During the three months ended March 31, 2008 and 2007, we recognized $757,000 and $704,000, respectively, of management fees and interest from these 18 long-term care centers.

Of the total 18 centers managed, the management fee revenues from eight centers were currently paid and recognized on the accrual method in 2008 and 2007.  The fees from the remaining ten centers, because of insufficient historical collections and the lack of expected future collections, are recognized only when realized.  Under the terms of our management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care providers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Note 3 – Accounting for Uncertainty in Income Taxes

We believe that our liabilities reflect the anticipated outcome of known uncertain tax positions in conformity with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  Our uncertain tax position liabilities are presented in the consolidated balance sheet within Other Noncurrent Liabilities.

NHC continually evaluates for uncertain tax positions.  Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have adequate provisions for uncertain tax positions.  However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.  We believe we have made adequate provision for unrecognized tax benefits related to uncertain tax positions.

On January 1, 2007, we adopted the recognition and disclosure provisions of FIN 48.  Under FIN 48, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

amount.  On January 1, 2007, we had $21,051,000 of unrecognized tax benefits, composed of $11,409,000 of deferred tax assets, $–0– of deferred tax liabilities, $4,117,000 of permanent differences, and $5,525,000 of accrued interest and penalties payable.

At March 31, 2008, we had $24,037,000 of unrecognized tax benefits, composed of $13,627,000 of deferred tax assets, $-0- of deferred tax liabilities, $4,595,000 of permanent differences, and $5,815,000 of accrued interest and penalties.  Unrecognized tax benefits of $6,387,000 (including $1,792,000 of accrued interest and penalties) at March 31, 2008, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months of March 31, 2008, except for the effect of decreases related to statute of limitations lapse estimated at $6,278,000, composed of temporary differences of $2,101,000, permanent tax differences of $2,137,000 and interest and penalties of $2,040,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2004.  Currently, there are no U.S. federal or state returns under examination.

Note 4 – Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period.

Diluted earnings per share assume the exercise of options using the treasury stock method and the conversion of the Series A Convertible Preferred Stock using the if converted method, to the extent dilutive.

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2008	2007
(dollars in thousands, except per share amounts)
Basic:
Weighted average common shares outstanding	12,767,696	12,526,231
Net income	$8,172	$7,040
Dividends to preferred stockholders	2,168	−
Net income available to common stockholders	$6,004	$7,040
Earnings per common share, basic	$.47	$.56

Diluted:
Weighted average common shares outstanding	12,767,696	12,526,231
Dilutive effect of stock options	350,522	465,988
Assumed average common shares outstanding	13,118,218	12,992,219

Net income	$6,004	$7,040
Earnings per common share, diluted	$.46	$.54

Excluded in the above table are 21,746 shares of stock options and 2,623,971 preferred stock potential common shares issuable upon the conversion of the preferred stock due to their anti-dilutive impact.

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

Note 5 – Investment in Enhanced Cash Fund

At March 31, 2008, we reported in current assets in our Consolidated Balance Sheets an investment of $23,116,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”).  The Fund invests in obligations denominated in U.S. dollars consisting of asset backed securities, corporate bonds and notes, certificates of deposit, short-term corporate debt obligations, commercial paper, extendible commercial notes, and municipal bonds.

We received notice in December, 2007 at a time when our carrying value in the Fund was $39,500,000, that the Fund cash redemptions were suspended and that the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders, including to NHC.  Since that time we have received $15,456,000 of cash distributions including $3,513,000 of cash distributions in December, 2007 and $11,943,000 in the first quarter of 2008.  From December 2007 through March 2008, the Fund has reported and we have recorded $215,000 of realized losses, of which amount $42,000 was recorded in the fourth quarter of 2007 and $173,000 was recorded in the first quarter of 2008.

The Fund’s valuation fluctuates based on changes in the market values of the securities held by the Fund.  Since December, 2007 we have adjusted our carrying value to the Fund’s net asset value, which adjustments have required us to charge earnings and reduce our carrying value in the Fund by a total of $712,000, of which amount $453,000 was expensed in the fourth quarter of 2007 and $259,000 in the first quarter of 2008.  Because the Fund is invested in financial instruments with exposure to the current turmoil in the credit markets in the United States, we consider the write-down amount to be an other-than-temporary impairment.  It is difficult to predict the timing or magnitude of these other-than-temporary impairments and additional impairments may occur.  Under such circumstances, our earnings will be negatively affected.

As to balance sheet classification, prior to December 6, 2007, we classified the investment as a cash equivalent in the Consolidated Balance Sheets because the funds were immediately available for distribution.  Since the suspension by the Fund manager of Fund redemptions, we no longer consider the investment in the Fund to be a cash equivalent and classify it instead as Investments in Enhanced Cash Fund.  We have classified the Fund as a current asset because we believe that the Fund will be substantially liquidated during the next twelve months.

Note 6 - Purchases of Property

On January 2, 2008 we purchased a 109-bed skilled nursing and rehabilitation facility from the St. Mary’s Health System for $6,347,000 in cash.  Holston Health and Rehabilitation Center is located in Knoxville, Tennessee.

In January, 2008, we purchased for $5,073,000 in cash two tracts of land located in the state of South Carolina and one tract of land located in Tennessee.  The tracts were undeveloped and are held for future development.

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

Note 7 - Long-Term Debt and Commitments

Long-Term Debt—

Long-term debt consists of the following:

	Weighted
	Average			Long-Term Debt
	Interest Rate	Maturities		3/31/08	12/31/07
(dollars in thousands)
Term loan, interest
payable monthly	Repaid	−	$	−	$7,050

Revolving Credit Facility	Variable	2008		7,500	−
	3.4%

Senior notes, secured, principal
and interest payable quarterly	Repaid	−		−	382

Notes and other obligations,
principal and interest payable	Variable,
periodically	12%	2008		3	3

Unsecured term note payable
to National, interest payable
quarterly, principal payable at	Variable
maturity	4.2%	2018		10,000	10,000
				17,503	17,435
Less current portion				(7,503)	(7,435)
				$10,000	$10,000

Our Credit Facility is available for general corporate purposes, including working capital and acquisitions.  At March 31, 2008 $7,500,000 was borrowed under the Credit Facility primarily to repay our term loan ($7,050,000).

Note 8 – Stock Option Plans

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

five year period and have a maximum five year term.  Options issued to employees in 2007 vest over a 2.1 year period and have a maximum 2.1 year term.

The fair value of each option award is estimated on the grant date, using the Black–Scholes option valuation model with the weighted average assumptions indicated in the following table.  Generally, awards are subject to cliff vesting.  Each grant is valued as a single award with an expected term based upon expected participants and termination behavior.  Compensation cost is recognized over the requisite service period in a manner consistent with the option vesting provisions.  The straight–line attribution method requires that compensation expense is recognized at least equal to the portion of the grant–date fair value that is vested at that date.  The expected volatility is derived using weekly historical data for periods immediately preceding the date of grant.  The risk–free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant.  The expected life is an estimate of the number of years an option will be held before it is exercised.  The following table summarizes to assumptions used to value the options granted in the periods shown.

	Three Months Ended
	March 31
	2008	2007
Risk-free interest rate	3.14%	4.82%
Expected volatility	19.7%	28.6%
Expected life, in years	1.0 years	1.8 years
Expected dividend yield	1.88%	1.51%
Expected forfeiture rate	0.00%	0.00%

The following table summarizes option activity:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Options outstanding at December 31, 2005	1,431,000	$21.72	−
Options granted	122,394	42.33	−
Options exercised	(239,174)	24.33	−
Shares cancelled	(22,901)	3,813	−
Options forfeited	(2,140)	37.00	−
Options outstanding at December 31, 2006	1,289,179	23.13	−
Options granted	161,748	53.67	−
Options exercised	(229,480)	24.95	−
Options forfeited	(1,797)	55.45	−
Options cancelled	(53,000)	20.90	−
Options outstanding at December 31, 2007	1,166,650	27.06	−
Options granted	22,586	50.94	−
Options exercised	(9,898)	19.6	−
Options outstanding at March 31, 2008	1,179,338	$27.58	$37,408,000

Options exercisable at March 31, 2008	305,000	$43.24	$1,665,000

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

Options			Weighted Average
Outstanding		Weighted Average	Remaining Contractual
March 31, 2008	Exercise Prices	Exercise Price	Life in Years

821,752	$19.60 to $20.90	$20.88	1.0
357,586	$27.01 to $55.00	$42.98	2.4
1,179,338

At March 31, 2008, 305,000 options outstanding are exercisable.  Exercise prices on the options range from $19.60 to $55.00.  The weighted average remaining contractual life of options outstanding at March 31, 2008 is 1.0 years  The weighted average fair value of options granted during the three months ended March 31, 2008 and 2007 were $4.23 ($96,000) and $9.22 ($662,000) per share, respectively.  The total intrinsic value of shares exercised during the three months ended March 31, 2008 and 2007 was $288,000 and $-0-, respectively.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions.  The plan allows employees to terminate participation at any time.

Our policy is to issue new shares to satisfy share option exercises.  In May 2005, our shareholders approved the 2005 National HealthCare Corporation Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan.  We have reserved 955,889 shares of common stock for issuance under these plans.

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

NHC recognized $364,000 and $305,000 of share-based compensation expense for the three month periods ended March 31, 2008 and 2007, respectively.  SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $310,000 and $156,000 for the three months ended March 31, 2008 and 2007, respectively.  No share based compensation cost was capitalized during the current periods.  The total compensation cost related to non–vested awards not yet recognized at March 31, 2008  is $1,407,238 and the weighted average period over which it is to be recognized is 1.4 years.

Note 9 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $93,136,000 and $88,382,000 at March 31, 2008 and December 31, 2007, respectively.  This liability is classified as current based on the

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets.  The amounts are subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financial statements as “Other Revenues” for 2008 and 2007, respectively, are $1,524,000 and $1,613,000.  Associated losses and expenses are reflected in the consolidated financial statements as “Other operating costs and expenses”.

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced significant amounts of personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of March 31, 2008, we and/or our managed centers are currently defendants in 69 such claims covering the years 1996 through March 31, 2008.   Eleven of the 69 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the eleven Florida suits, four suits relate to events before and seven suits relate to events after our cessation of business in Florida.  These latter seven suits assert allegations of continued exposure even after we ceased operations.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

For these professional liability insurance operations, the premium revenues reflected in the financials as “Other revenues” for the quarters ended March 31, 2008 and 2007, respectively, are $1,004,000 and $867,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as “Other operating costs and expenses”.

Debt Guarantees—

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed certain of the debt obligations of National and the ESOP.  This guarantee, which is not included as debt obligations in our consolidated financial statements, totals $2,255,000 at March 31, 2008.

The $2,255,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions.  The total outstanding balance of National and the ESOP’s obligations under these senior secured notes is $2,255,000.  None of this obligation has been included in our debt obligations because we are not a direct obligor on this indebtedness.  The $2,255,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP.

The $2,255,000 guarantee described above has cross-default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

As of March 31, 2008, our maximum potential loss related to debt guarantees and financial guarantees is $2,255,000.

Note 10 - Fair Value Measurements

As described in Note 11, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008 for financial assets and financial liabilities.  SFAS 157 is a technical standard which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  Valuation techniques are the market, cost or income approach.

As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:  Level 1 – quoted prices for identical assets or liabilities in active markets, Level 2 – quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and model-based valuations in which significant inputs are corroborated by observable market data and Level 3 – valuation techniques in which significant inputs are unobservable.

Financial assets and financial liabilities measured at fair value on a recurring basis during the period are as follows (in thousands):

	Fair Value At 3/31/08	Quoted Prices in Active Markets For Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Valuation Technique
Marketable securities	$61,964	$61,964	$	---	Market
Restricted marketable securities	1,376	1,376		---	Market
Investment in enhanced cash fund	23,116	---		23,116	Market

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

Note 11 – New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety.  Statement 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.  SFAS 157 is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years, with the following exception.  FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The implementation of FAS 157, for financial assets and financial liabilities, did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”.  This Statement amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This statement allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The implementation of FAS 159 did not have a material impact on the Company’s consolidated financial statements.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (ANHC@ or the ACompany@) is a leading provider of long–term health care services.  We operate or manage 75 long–term health care centers with 9,587 beds in 10 states and provide other services

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

in two additional states.  These operations are provided by separately funded and maintained subsidiaries.  We provide long–term health care services to patients in a variety of settings including long–term nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, hospice programs, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services to owners of long–term health care centers.

Summary of Goals and Areas of Focus

Earnings – To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Development and Growth - During the first quarter of 2007, we placed in service 60 bed additions to existing long–term care facilities located in Garden City and Columbia, South Carolina.  We expect to complete construction in the summer of 2008 of a 60 bed addition to an existing facility located in North Augusta, South Carolina (expected cost $6,403,000).  We expect to break ground in the summer of 2008 for construction of a new 120 bed health care center in Bluffton, South Carolina and a new assisted living facility in Parklane, South Carolina.

In January, 2008, we purchased a 109-bed skilled nursing rehabilitation facility from the St. Mary’s Health System for $6,437,000 in cash.  Holston Health and Rehabilitation Center is located in Knoxville, Tennessee.

Also in January 2008, we purchased for $5,073,000 two tracts of land located in the state of South Carolina and one tract of land located in the state of Tennessee.  The tracts are undeveloped and are held for future development.

Effective on February 1, 2008, we were selected by the McKendree Village, Inc. to manage under a five-year contract McKendree Village, a continuing care retirement community located on 42 acres in the Nashville, Tennessee suburb of Hermitage.  McKendree Village offers nursing care in the 300-bed McKendree Health Center, assisted living services in the 85-unit McKendree Manor, and independent senior care living in a 234-unit residential tower and in 30 individually designed cottages.

In 2008 we are continuing to develop an active hospice program in South Carolina independently of our partnership with Caris Healthcare and are also exploring opportunities to expand our home health care services.  Also during 2008, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.

Accrued Risk Reserves – Our accrued professional liability reserves, workers= compensation reserves and health insurance reserves totaled $93,136,000 at March 31, 2008 and are a primary area of management focus.  We have set aside restricted cash to fund our professional liability and workers= compensation reserves.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition – Third Party Payors – Approximately 60% (2007), 63% (2006), and 63% (2005) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  We have made provisions of approximately $13,250,000 for other various Medicare and Medicaid issues for current and prior year cost reports.  Consistent with our revenue recognition policies, we will record revenues associated with the various issues when the approvals, including the final cost report audits, are assured. Revenues for such cost report adjustments in the three months ended March 31, 2008 and 2007 were not significant.

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

Valuations and Impairments to our Investment in Enhanced Cash Fund – At March 31, 2008, we reported an aggregate investment of $23,116,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”) which invests principally in high quality corporate debt, mortgage-backed securities and asset-backed securities.  During December, 2007 the Fund’s manager notified us that due to turmoil in credit markets in the United States (1) Fund cash redemptions to investors were suspended, (2) the Fund’s valuation will be based on the market value of the underlying securities instead of amortized cost, (3) interest would continue to accrue and be paid and (4) the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders that is expected to be completed in early 2009.  As the Fund is liquidated, we expect to receive our pro rata share of the Fund in cash distributions.

The Fund’s valuation will fluctuate based on changes in the market values of the securities held by the Fund.  Since December, 2007 we have we adjusted our carrying value to the Fund’s net asset value, which adjustments have required us to charge earnings and reduce our carrying value in the Fund by a total of $712,000, of which amount $453,000 was expensed in the fourth quarter of 2007 and $259,000 in the first quarter of 2008.  We will continue to evaluate our investment in the Fund for other-than-temporary impairments.  It is possible that future events could require us to make significant adjustments or revisions to our estimates of the Fund value.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of March 31, 2008, we and/or our managed centers are defendants in 69 such claims inclusive of years 1996 through 2008.  It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.   It is

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all provider locations owned, leased or managed by us.  The coverages include both primary policies and umbrella policies.

For 2002, we maintain primary coverage through our own insurance company with excess coverage provided by a third party insurance company.  For 2003–2008, we maintain both primary and excess coverage through our own insurance subsidiary.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

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

Guarantees – We guarantee certain debt of National and the ESOP ($2,255,000).  It is possible that future events could cause us to make significant adjustments to our estimates and liability under this guarantee and cause our reported net income to vary from period to period.

Uncertain Tax Positions –  NHC continually evaluates for uncertain tax positions.  These uncertain positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have adequate provisions for our uncertain tax positions including related penalties and interest.  However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.

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

For the first quarter of 2008 our average Medicare per diem increased by 3.22% over the first quarter of 2007.   No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Medicaid—

Tennessee annual Medicaid rate increases were implemented effective July 1, 2007.  The increase in revenue was approximately $533,000 per quarter.  Minimum wage pass thru impact was $318,000 per quarter.

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

Missouri Medicaid funded a global rate increase for all providers of $3.00 per day effective for February 1, 2007 through June 30, 2007.  Effective July 1, 2007, an additional $6.00 per day increase was funded.  The combined effect of the eleven months in rate increases was approximately $1,275,000 in 2007.  The first quarter of 2008 effect was approximately $509,000.

South Carolina Medicaid annual per diem rate increases resulted in additional revenues of approximately $251,000 per quarter.

For the first quarter of 2008 our average Medicaid per diem increased by 4.70% over the first quarter of 2007.  We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

Results for the three month period ended March 31, 2008 include a 9.3% increase in net revenues and a 16.1% increase in net income compared to the same period in 2007.

Net patient revenues increased $10,485,000 or 7.9% compared to the same period last year.  Medicaid rate changes that became effective October 1, 2006 increased our revenues for the 2008 first quarter by approximately $1,450,000.  Additionally, the January 2, 2008 acquisition of a 109-bed skilled nursing and rehabilitation facility located in Knoxville, Tennessee added approximately $1,674,000 in net patient revenues.  Finally, improved per diem revenue rates from Medicare, Medicaid and private pay payors and improved census mix increased our first quarter revenues compared to the same quarter last year.

The total census at owned and leased centers for the quarter averaged  93.0% compared to an average of 92.4% for the same quarter a year ago.

Other revenues increased $3,152,000 or 24.2% in the three month 2008 period to $16,176,000 from $13,024,000 in the 2007 three month period.  Increases in other revenues include increased premiums from insurance services ($276,000), increased collections of  management and accounting services fees ($736,000), increased dividends and other realized gains on securities due both to higher dividend rates and greater numbers of securities owned ($272,000), greater earnings from our equity in unconsolidated investments (primarily from Caris HealthCare L.P., $364,000), and increased rental income ($3,026,000).  The increased rental income is due primarily to (1) rental  revenues from nine Florida facilities received on October 31, 2007 in the merger with NHR ($1,870,000) and (2) rental revenues from the real estate of a 544 bed long term care center and 66 unit assisted living center located in Chattanooga, Tennessee acquired on November 1, 2007 ($600,000).

Increases in other revenues in the 2008 period over the 2007 period were offset in part due to decreases in interest revenue ($1,347,000) and in advisory fees ($125,000).  Interest revenue decreased in 2008 compared to 2007 due primarily to decreased investments caused by the expenditure by NHC of approximately $89,600,000 in cash to complete the merger with NHR effective on October 31, 2007.  Further, interest income decreased in 2008 compared to 2007 due to the collection of notes receivable of $13,571,000 occurring in the second, ($6,195,000) and fourth ($7,376,000) quarters

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

of 2007.  The advisory fee income from NHR was terminated with completion of the NHR merger with NHC on October 31, 2007.

Total costs and expenses for the 2008 first quarter compared to the 2007 first quarter increased $11,432,000 or 8.4% to $146,989,000 from $135,557,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $8,367,000 or 10.6% to $87,541,000 from $79,174,000.  Other operating expenses increased $3,486,000 or 8.3% to $45,314,000 for the 2008 period compared to $41,828,000 in the 2007 period.  Rent expense decreased $2,605,000 to $7,918,000 compared to $10,523,000 in the 2007 period.  Depreciation and amortization increased $2,241,000 or 59.7% to $5,997,000 from $3,756,000.  Interest costs decreased $57,000 to $219,000.

Increases in salaries, wages and benefits are due to increased staffing due to the acquisition of a 109-bed skilled health care facility ($778,000), increased costs for therapist services ($1,532,000), increases in the provision for workers’ compensation and health insurance claims accrued ($802,000) and inflationary wage increases.  Increases in other operating costs are due to costs associated with the acquisition of a 109-skilled health care facility ($1,131,000) and inflationary increases offset in part due to decreases in workers compensation ($582,000).

Rent expense in the first quarter of 2008 declined by approximately $2,784,000 compared to the same quarter last year because NHC is no longer paying rent to NHR after the October 31, 2007 merger between the two companies.   This decline in rent expense is offset in part due to increased percentage rent to NHI ($216,000).  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 base year revenues.

Depreciation expense increased primarily due to the acquisition of assets in the last year.  The merger with NHR effected on October 31, 2007 added depreciable real property of $247,649,000 and the net increase in depreciation in the quarter ended March 31, 2008 was $1,840,000.

The income tax provision for the three months ended March 31, 2008 is $4,980,000 (an effective tax rate of 37.9%), which is in line with management’s expectations.  The income tax provision for the three months ended March 31, 2007 was $3,907,000 (an effective tax rate of 35.7%).  The 2.2% increase in the effective tax rate in 2008 is due to permanent differences including a reduction in the tax exempt income.

Liquidity, Capital Resources, and Financial Condition

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

	Three Months Ended		Three Month Change
	March 31		$	%
	2008	2007
Cash and Cash equivalents at beginning of period	$2,379	$50,678	$(48,299)	(95.3)%

Cash provided from operating activities	8,474	7,258	17,325	238.7%

Cash provided from investing activities	10,772	1,751	9,022	615.2%

Cash used in financing activities	(4,337)	(2,441)	(1,896)	(77.7)%

Cash and cash equivalents at end of period	$17,288	$57,246	$(23,848)	(41.7)%

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

Operating Activities - Net cash provided by operating activities for the three months ended March 31, 2008, was $8,474,000 as compared to $7,258,000 provided in the same period last year.  Cash provided by operating activities for the current period benefited from increases in various accrued current liabilities including accrued risk reserves and decreases in deferred income, and accounts receivable.  The increases were offset by increases in the equity in earnings of unconsolidated investments and decreases in accrued payroll.  Increases in restricted cash totaled $10,184,000 compared to $5,594,000 in the prior period.  The decrease in accounts receivable is due to collections and timing differences.

The increase in restricted cash in the current period is due primarily to the increase in cash reserved for our accrued risk reserves, including professional liability claims and workers’ compensation insurance claims, due to cash paid out for those claims.

The increase in other current liabilities and accrued risks reserves accounted for $5,353,000 in 2008 and $6,871,000 in 2007 of the cash provided by operating activities.  If the risks materialize as expected, which may not be finally known for several years, they will require the use of our restricted cash.

Investing Activities - Cash provided from investing activities totaled $10,772,000 for the three months ended March 31, 2008, as compared to $1,751,000 provided from investing activities for the three months ended March 31, 2007.  Cash used for property and equipment additions was $4,910,000 for the three months ended March 31, 2008 and $4,814,000 in the comparable period in 2007.  Investments in notes receivable totaled $1,900,000 in 2008 compared to $0 in 2007.  Cash provided by net collections of notes receivable was $4,207,000 in 2008 compared to $6,447,000 in 2007.  Collections of our investment in the enhanced cash fund balance totaled $12,376,000 in the first three months of 2008 compared to $-0- in 2007.

Construction costs included in additions to property and equipment includes $3,814,000 incurred toward the construction of a 60 bed addition to an existing facility located in North Augusta, South Carolina.

Net cash used in financing activities totaled $4,337,000 in the three months ended March 31, 2008 compared to $2,441,000 for the same period in 2007.  Cash used for payments of debt totaled $7,431,000 and dividend payments to common and preferred shareholders totaled $4,506,000.  In the prior year, cash used for payments of debt totaled $554,000, dividend payments to common shareholders totaled $2,248,000.  Tax benefits from exercise of stock options provided cash of $124,000 in 2008 and $62,000 in 2007.  In the current period, $7,500,000 cash was provided by borrowing against our revolving credit facility compared to -0- borrowings in the same period in 2007.

At March 31, 2008, our ratio of long–term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 3.5%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2008 are as follows (in thousands):

	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 Years
Long-term debt principal	$17,503	$7,503	$--	$--	$10,000
Long-term debt - interest	8,847	1,447	1,650	1,650	4,100
Obligations to complete construction	2,025	2,025	–	–	–
Obligation to purchase senior secured notes from financial institutions	2,255	2,255	–	–	–
Operating leases	449,120	28,948	57,896	67,400	294,876
Total Contractual Cash Obligations	$479,750	$42,178	$59,546	$69,050	$308,976

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

We have guaranteed debt obligations of certain other entities totaling approximately $2,255,000.  These guarantees are not included in the table above because we do not anticipate material obligations under these commitments.

Income taxes payable for uncertain tax positions under FIN 48 of $4,595,000, attributable to permanent differences, at March 31, 2008 has not been included in the above table because of the inability to estimate the period in which it is expected to occur.  See Note 2 of the Consolidated Financial Statements for a discussion on income taxes.

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

Guarantees and Contingencies

Debt Guarantees—

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed certain of the debt obligations of National and the ESOP.  This guarantee, which is not included as debt obligations in our consolidated financial statements, totals $2,255,000 at March 31, 2008.

The $2,255,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions.  The total outstanding balance of National and the ESOP’s obligations under these senior secured notes is $2,255,000.  None of this obligation has been included in our debt obligations because we are not a direct obligor on this indebtedness.  The $2,255,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP.

The $2,255,000 guarantee described above has cross-default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

As of March 31, 2008, our maximum potential loss related to debt guarantees and financial guarantees is $2,255,000.

Debt Cross Defaults

Through a guarantee agreement, our $2,255,000 guarantee described above has cross–default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety.  Statement 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.  SFAS 157 is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years, with

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

the following exception.  FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The implementation of FAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”.  This Statement amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This statement allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The implementation of FAS 159 did not have a material impact on the Company’s consolidated financial statements.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

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

C

demographic changes.

See the notes to the quarterly financial statements, and AItem 1.  Business@ as is found in our 2007 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  This may be found on our web side at www.nhccare.com.  You should carefully consider these risks before making any investment in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months.  As a result of the short–term nature of our cash instruments, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments.  Approximately $13.5 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $6.7 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $51,000.  As of March 31, 2008, all of our long–term debt bears interest at variable interest rates. Because the interest rates of these instruments are variable, a

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $68,000.

Equity Price Risk

We consider our investments in marketable securities as Aavailable for sale@ securities and unrealized gains and losses, net of applicable income taxes, are recorded in stockholders= equity in accordance with Statement of Financial Accounting Standards No. 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market price. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of our investments in marketable securities.

Investment in Enhanced Cash Fund

Please see Note 5 – Investment in Enhanced Cash Fund and Application of Critical Accounting Policies regarding market risk related to our investment in an enhanced cash fund.

Item 4.  Controls and Procedures.

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company=s management, including the Chief Executive Officer (ACEO@) and Principal Accounting Officer (APAO@), of the effectiveness of the design and operation of the Company=s disclosure controls and procedures.  Based on that evaluation, the Company=s management, including the CEO and PAO, concluded that the Company=s disclosure controls and procedures were effective as of March 31, 2008.  There have been no changes in the Company=s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company=s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 6 of this Form 10–Q.

Item 1A.

Risk Factors.

During the three months ended March 31, 2008, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation=s Annual Report on Form 10–K for the year ended December 31, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.

Defaults Upon Senior Securities.  None

Item 4.

Submission of Matters to Vote of Security Holders.

(a) The Annual Meeting of Shareholders was held on May 1, 2008.

(b)  Matters voted upon at the meeting and the results were as follows:

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

PROPOSAL NO. 1:  Re-election of W. Andrew Adams, Ernest G. Burgess, III, and Emil E. Hassan, to serve as directors for terms of three years or until their successors have been fully elected and qualified.

Nominee	Voting For	Withholding Authority
W. Andrew Adams	10,981,464	2,732,542
Ernest G. Burgess, III	11,210,229	2,503,777
Emil E. Hassan	11,186,169	2,527,837

PROPOSAL NO. 2:  Approval of an Amendment to the “NHC Executive Officer Performance Based Compensation Plan”.

Voting For	Voting Against	Abstaining
13,571,300	118,893	23,810

Item 5.

Other Information.  None

Item 6.

Exhibits.

(a)

List of exhibits

Exhibit No.	Description

31.1	Rule 13a–14(a)/15d–14(a) Certification of Chief Executive Officer

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer

32	Certification pursuant to 18 U.S.C. Section 906 by Chief Executive
Officer and Principal Financial Officer

NATIONAL HEALTHCARE CORPORATION

March 31, 2008

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date May 6, 2008	/s/ Robert G. Adams
Robert G. Adams
President
Chief Executive Officer

Date May 6, 2008	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)