Form 10-Q
period 2008-06-30
NATIONAL HEALTHCARE CORP
filed 2008-08-06
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

12,782,905 shares of common stock of the registrant were outstanding as of August 4, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$143,163	$134,031	$287,128	$267,511
Other revenues	17,399	15,915	33,575	28,939
Net revenues	160,562	149,946	320,703	296,450

COSTS AND EXPENSES:
Salaries, wages and benefits	86,312	81,539	173,853	160,713
Other operating	44,639	40,933	89,953	82,761
Recovery of notes receivable	—	(6,195)	—	(6,195)
Rent	7,876	10,486	15,794	21,009
Depreciation and amortization	6,024	3,828	12,021	7,584
Interest	170	294	389	570
Total costs and expenses	145,021	130,885	292,010	266,442

Income Before Income Taxes	15,541	19,061	28,693	30,008
Income Tax Provision	(6,055)	(7,169)	(11,035)	(11,076)
Net Income	9,486	11,892	17,658	18,932

Dividends to Preferred Shareholders	2,168	—	4,336	—

Net income available to common shareholders	$7,318	$11,892	$13,322	$18,932

Earnings Per Common Share:
Basic	$.57	$.95	$1.04	$1.51
Diluted	$.56	$.92	$1.02	$1.46

Weighted Average Common Shares Outstanding:
Basic	12,779,58	12,538,104	12,773,63	12,532,200
Diluted	13,125,40	12,994,966	13,121,81	12,993,625

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	June 30	December 31
	2008	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$29,791	$2,379
Restricted cash	86,492	72,238
Marketable securities	57,322	56,322
Restricted marketable securities	1,352	1,348
Investment in enhanced cash fund	18,234	35,492
Accounts receivable, less allowance for doubtful
accounts of $5,203 and $4,381, respectively	66,862	69,606
Notes receivable	189	189
Inventories	6,837	6,654
Prepaid expenses and other assets	2,193	1,786
Total current assets	269,272	246,014

Property and Equipment:
Property and equipment, at cost	545,960	519,983
Accumulated depreciation and amortization	(148,268)	(135,696)
Net property and equipment	397,692	384,287

Other Assets:
Deposits	171	88
Deposits reserved for land acquisition	—	12,361
Goodwill	3,033	3,033
Notes receivable	20,591	18,392
Notes receivable from National	—	3,903
Deferred income taxes	21,324	21,303
Investments in limited liability companies and other	9,721	9,027
Total other assets	54,840	68,107
Total assets	$721,804	$698,408

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2007 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30	December 31
	2008	2007
	(unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Current portion of long-term debt	$7,503	$7,435
Trade accounts payable	12,700	13,418
Accrued payroll	45,973	46,792
Amounts due to third party payors	12,927	12,339
Accrued risk reserves	96,839	88,382
Deferred income taxes	3,295	3,797
Other current liabilities	15,093	12,110
Dividends payable	5,236	4,506
Accrued interest	618	46
Total current liabilities	200,184	188,825

Long-Term Debt, less Current Portion	10,000	10,000
Other Noncurrent Liabilities	24,173	23,790
Deferred Lease Credits	4,241	4,847
Deferred Revenue	17,056	15,238

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value;
25,000,000 shares authorized; 10,841,062 shares
issued and outstanding; stated at liquidation
of $15.75 per share	170,555	170,555
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,782,905 and 12,757,907 shares,
respectively, issued and outstanding	127	127
Capital in excess of par value	105,487	103,221
Retained earnings	171,576	164,003
Unrealized gains on marketable securities, net of taxes	18,405	17,802
Total stockholders’ equity	466,150	455,708
Total liabilities and stockholders’ equity	$721,804	$698,408

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30
	2008	2007
Cash Flows From Operating Activities:	(in thousands)
Net income	$17,658	$18,932
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	12,021	7,563
Provision for doubtful accounts receivable	822	817
Amortization of intangibles and deferred charges	—	21
Amortization of deferred income	(127)	(822)
Equity in earnings of unconsolidated investments	(3,493)	(2,597)
Deferred income taxes	(924)	(12,810)
Stock-based compensation	1,460	1,561
Changes in operating assets and liabilities:
Increase in restricted cash	(14,254)	(7,150)
Accounts (and other) receivables	1,922	4,925
Inventories	(183)	(99)
Prepaid expenses and other assets	(266)	(1,253)
Trade accounts payable	(718)	(4,652)
Accrued payroll	(819)	(2,327)
Amounts due to third party payors	588	(1,512)
Accrued interest	572	(7)
Other current liabilities and accrued risk reserves	11,440	9,628
Entrance fee deposits	(139)	175
Other noncurrent liabilities	383	9,322
Deferred income	2,084	1,799
Net cash provided by operating activities	28,027	21,514
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(14,612)	(8,422)
Decrease in deposits reserved for land acquisition	941	—
Investments in notes receivable	(2,746)	—
Collections of notes receivable	4,450	6,509
Sale of marketable securities, net	—	498
Changes in enhanced cash fund balance	17,258	—
Distributions from unconsolidated investments	2,677	1,899
Net cash provided by investing activities	7,968	484
Cash Flows From Financing Activities:
Proceeds from debt	7,500	—
Payments on debt	(7,432)	(1,117)
Decrease in minority interests in consolidated subsidiaries	(19)	(10)
Tax benefit from exercise of stock options	314	195
Dividends paid to preferred shareholders	(3,999)	—
Dividends paid to common shareholders	(5,356)	(4,503)
Issuance of common shares	492	494
Increase in deposits	(83)	(33)
Net cash used in financing activities	(8,583)	(4,974)
Net Increase in Cash and Cash Equivalents	27,412	17,024
Cash and Cash Equivalents, Beginning of Period	2,379	50,678
Cash and Cash Equivalents, End of Period	$29,791	$67,702

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(continued)

	Six Months Ended
	June 30
	2008	2007
(in thousands)
Supplemental Information:

Effective January 7, 2008, cash proceeds that were being held by a facilitator pending the completion of an IRC §1031 exchange were disbursed to acquire property and equipment
Acquisitions of property and equipment	$(11,420)	$—
Deposits reserved for land acquisition	11,420	—

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

							Unrealized
					Capital in		Gains (Losses)	Total
	Preferred Stock		Common Stock		Excess of	Retained	on Marketable	Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Securities	Equity
Balance at December 31, 2006	–	$–	12,519,671	$125	$93,751	$129,681	$25,585	$249,142
Net income	–	–	–	–	–	18,932	–	18,932
Unrealized losses on securities
(net of tax benefit of $956)	–	–	–	–	–	–	(1,699)	(1,699)
Total comprehensive income								17,233
Stock option compensation	–	–	–	–	1,561	–	–	1,561
Tax benefit from exercise of stock options	–	–	–	–	195	–	–	195
Shares sold - stock purchase plans
(including 10,000 options exercised)	–	–	18,656	–	494	–	–	494
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	–	–	–	–	–	900	–	900
Dividends declared to common
shareholders ($0.39 per share)	–	–	–	–	–	(4,888)	–	(4,888)
Balance at June 30, 2007	–	$–	12,538,327	$125	$96,001	$144,625	$23,886	$264,637

Balance at December 31, 2007	10,841,062	$170,555	12,757,907	$127	$103,221	$164,003	$17,802	$455,708
Net income	–	–	–	–	–	17,658	–	17,658
Unrealized gains on securities
(net of tax of $401)	–	–	–	–	–	–	603	603
Total comprehensive income								18,261
Stock option compensation	–	–	–	–	1,460	–	–	1,460
Tax benefit from exercise of stock options	–	–	–	–	314	–	–	314
Shares sold – options exercised	–	–	24,998	–	492	–	–	492
Dividends declared to preferred
shareholders ($0.40 per share)	–	–	–	–	–	(4,336)	–	(4,336)
Dividends declared to common
shareholders ($0.45 per share)	–	–	–	–	–	(5,749)	–	(5,749)
Balance at June 30, 2008	10,841,062	$170,555	12,782,905	$127	$105,487	$171,576	$18,405	$466,150

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

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

Other revenues include the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(in thousands)
Insurance services	$4,184	$4,288	$8,232	$8,060
Management and accounting service fees	5,306	5,053	9,376	8,386
Advisory fees from NHR	—	125	—	250
Dividends and other realized gains on securities	1,062	983	2,250	1,898
Equity in earnings of unconsolidated investments	1,954	1,423	3,493	2,598
Interest income	1,403	2,962	2,641	5,547
Rental income	3,061	651	6,730	1,294
Other	429	430	853	906
	$17,399	$15,915	$33,575	$28,939

Interest income decreased in 2008 compared to 2007 due primarily to the expenditure of approximately $89,600,000 in cash to complete the merger with National Health Realty, Inc. (“NHR”) effective on October 31, 2007.  Rental income increased in 2008 compared to 2007 due primarily to the acquisition of (1) the real estate of nine leased properties in Florida in the October 31, 2007 merger with NHR (total revenue of $3,609,000) and (2) the fixtures and real estate of a leased 544 bed long term care center and associated 66 unit assisted living facility in Chattanooga, Tennessee in a November 1, 2007 purchase and subsequent lease to a third party operator ($1,200,000).

Certain of our affiliates manage five long-term care centers owned by National Health Corporation (“National”).  During the six months ended June 30, 2008 and 2007, National paid and we recognized no management fees or interest on management fees.

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

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

Certain of our affiliates manage 18 long-term care centers that were previously owned by National Health Investors, Inc. (“NHI”).  During the six months ended June 30, 2008 and 2007, we recognized $1,506,000 and $1,425,000, respectively, of management fees and interest from these 18 long-term care centers.

Of the total 18 centers managed, the management fee revenues from eight centers were currently paid and recognized on the accrual method in 2008 and 2007.  The fees from the remaining ten centers, because of insufficient historical collections and the lack of expected future collections, are recognized only when realized.  Under the terms of the management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care providers.  Our affiliates continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

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

Prior to January 1, 2007, we maintained a liability for the estimated amount of contingent liabilities for income tax matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5).

In accordance with the adoption of FIN 48, the Company has established a liability for unrecognized tax benefits, which are differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to this Interpretation.  Generally a liability is created for an unrecognized tax benefit because it

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

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

At June 30, 2008, we had $24,173,000 of unrecognized tax benefits, composed of $13,627,000 of deferred tax assets, $-0- of deferred tax liabilities, $4,595,000 of permanent differences, and $5,951,000 of accrued interest and penalties.  Unrecognized tax benefits of $6,489,000 (including $1,894,000 of accrued interest and penalties) at June 30, 2008, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months of June 30, 2008, except for the effect of decreases related to statute of limitations lapse estimated at $6,282,000, composed of temporary differences of $2,101,000, permanent tax differences of $2,137,000 and interest and penalties of $2,044,000.

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Basic:
Weighted average common shares outstanding	12,779,582	12,538,104	12,773,639	12,532,200
Net income	$9,486,000	$11,892,000	$17,658,000	$18,932,000
Dividends to preferred stockholders	2,168,000	–	4,336,000	–
Net income available to common stockholders	7,318,000	11,892,000	13,322,000	18,932,000
Earnings per common share, basic	$.57	$.95	$1.04	$1.51

Diluted:
Weighted average common shares outstanding	12,779,582	12,538,104	12,773,639	12,532,200
Dilutive effect of stock options	345,820	456,862	348,171	461,425
Assumed average common shares outstanding	13,125,402	12,994,966	13,121,810	12,993,625

Net income	$7,318,000	$11,892,000	$13,322,000	$18,932,000
Earnings per common share, diluted	$.56	$.92	$1.02	$1.46

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

Excluded in the above table are 244,043 shares of stock options and 2,623,971 preferred stock potential common shares issuable upon the conversion of the preferred stock due to their anti-dilutive impact.

Note 5 – Investment in Enhanced Cash Fund

At June 30, 2008, we reported in current assets in our Consolidated Balance Sheets an investment of $18,234,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”).  The Fund invests in obligations denominated in U.S. dollars consisting of asset backed securities, corporate bonds and notes, certificates of deposit, short-term corporate debt obligations, commercial paper, extendible commercial notes, and municipal bonds.

We received notice on December 6, 2007 at a time when our carrying value in the Fund was $39,500,000, that the Fund cash redemptions were suspended and that the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders, including to NHC.  Activity in the Fund may be summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Fund balance, beginning of period	$23,116	$—	$35,492	$—
Realized gains (losses)	12	—	(161)	—
Reduction to adjust the Fund balance to its net asset value and charged to earnings	—	—	(259)	—
Cash distributed to NHC	(4,894)	—	(16,838)	—
Fund balance, end of period	$18,234	$—	$18,234	$—

Not included in the periods shown above, in December 2007, we reported realized losses of $42,000, reductions to adjust the Fund to its net asset value of $453,000 and cash distributed from the fund to NHC of $3,513,000.

The Fund’s valuation fluctuates based on changes in the market values of the securities held by the Fund.  In addition to the transaction gains or losses reported by the Fund to us, since December, 2007 we have adjusted our carrying value to the Fund’s net asset value, which adjustments have required us to charge earnings and reduce our carrying value in the Fund.  Because the Fund is invested in financial instruments with exposure to the current turmoil in the credit markets in the United States, we consider the write-down amount to be an other-than-temporary impairment.  It is difficult to predict the timing or magnitude of these other-than-temporary impairments and additional impairments may occur.  Under such circumstances, our earnings will be negatively affected.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

In January, 2008, we purchased for $5,073,000 in cash two tracts of land located in the state of South Carolina and one tract of land located in Tennessee.  The tracts were undeveloped and are held for future development.

Note 7 - Long-Term Debt and Commitments

Long-Term Debt—

Long-term debt consists of the following:

	Weighted
	Average			Long-Term Debt
	Interest Rate	Maturities		6/30/08	12/31/07
(dollars in thousands)
Term loan, interest payable monthly	Repaid	−	$	−	$7,050

Revolving Credit Facility	Variable, 2.7%	2008		7,500	−

Senior notes, secured, principal and interest payable quarterly	Repaid	−		−	382

Notes and other obligations, principal and interest payable periodically	Variable, 12%	2008		3	3

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 4.2%	2018		10,000	10,000
				17,503	17,435
Less current portion				(7,503)	(7,435)
				$10,000	$10,000

Our Credit Facility is available for general corporate purposes, including working capital and acquisitions.  At June 30, 2008, $7,500,000 was borrowed under the Credit Facility primarily to repay our term loan ($7,050,000).  The Credit Facility provides for a $75,000,000 line of credit which matures on October 27, 2008.

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

June 30, 2008

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

The fair value of each option award is estimated on the grant date, using the Black–Scholes option valuation model with the weighted average assumptions indicated in the following table.  Generally, awards are subject to cliff vesting.  Each grant is valued as a single award with an expected term based upon expected participants and termination behavior.  Compensation cost is recognized over the requisite service period in a manner consistent with the option vesting provisions.  The straight–line attribution method requires that compensation expense is recognized at least equal to the portion of the grant–date fair value that is vested at that date.  The expected volatility is derived using weekly historical data for periods immediately preceding the date of grant.  The risk–free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant.  The expected life is an estimate of the number of years an option will be held before it is exercised.  The following table summarizes the assumptions used to value the options granted in the periods shown.

	Six Months Ended
	June 30
	2008	2007
Risk-free interest rate	2.60%	4.64%
Expected volatility	25.5%	27.9%
Expected life, in years	2.0 years	2.1 years
Expected dividend yield	2.36%	1.92%
Expected forfeiture rate	0.00%	0.00%

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

The following table summarizes option activity:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Options outstanding at December 31, 2005	1,431,000	$21.72	−
Options granted	122,394	42.33	−
Options exercised	(239,174)	24.33	−
Shares cancelled	(22,901)	38.13	−
Options forfeited	(2,140)	37.00	−
Options outstanding at December 31, 2006	1,289,179	23.13	−
Options granted	161,748	53.67	−
Options exercised	(229,480)	24.95	−
Options forfeited	(1,797)	55.45	−
Options cancelled	(53,000)	20.90	−
Options outstanding at December 31, 2007	1,166,650	27.06	−
Options granted	112,586	51.39	−
Options forfeited	(1,543)	50.94	−
Options exercised	(24,898)	19.60	−
Options outstanding at June 30, 2008	1,252,795	$29.36	$20,629,000

Options exercisable at June 30, 2008	380,000	$43.10	$1,037,000

Options			Weighted Average
Outstanding		Weighted Average	Remaining Contractual
June 30, 2008	Exercise Prices	Exercise Price	Life in Years

858,752	$20.90 to $27.01	$21.27	0.8
394,043	$32.01 to $55.00	$47.00	3.0
1,252,795

At June 30, 2008, 380,000 options outstanding are exercisable.  Exercise prices on the options range from $20.90 to $55.00.  The weighted average remaining contractual life of options outstanding at June 30, 2008 is 1.5 years  The weighted average fair value of options granted during the six months ended June 30, 2008 and 2007 were $7.36 ($829,000) and $9.47 ($1,532,000) per share, respectively.  The total intrinsic value of shares exercised during the six months ended June 30, 2008 and 2007 was $653,000 and $343,500, respectively.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions.  The plan allows employees to terminate participation at any time.

Our policy is to issue new shares to satisfy share option exercises.  In May 2005, our shareholders approved the 2005 National HealthCare Corporation Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan.  We have reserved 940,889 shares of common stock for issuance under these plans.

NHC recognized $1,460,000 and $1,561,000 of share-based compensation expense for the six month periods ended June 30, 2008 and 2007, respectively.  SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $314,000 and $195,000 for the six months ended June 30, 2008 and 2007, respectively.  No share based compensation cost was capitalized during the current periods.  The total compensation cost related to non–vested awards not yet recognized at June 30, 2008  is $1,039,000 and the weighted average period over which it is to be recognized is 1.5 years.

Note 9 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $96,839,000 and $88,382,000 at June 30, 2008 and December 31, 2007, respectively.  This liability is classified as current based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets.  The amounts are subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Workers’ Compensation

For workers’ compensation, we utilize a wholly-owned Tennessee domiciled property/casualty insurance company to write coverage for NHC affiliates and for third-party customers.  Policies are written for a duration of twelve months and cover only risks related to workers’ compensation losses.  All customers are companies which operate in the long-term care industry.  Business is written on a direct basis.  Direct business coverage is written for statutory limits and the insurance company’s losses in excess of $1,000,000 per claim up to $10,000,000 are covered by reinsurance.

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financial statements within “Other Revenues” for 2008 and 2007, respectively, are $3,062,000 and $3,722,000.  Associated losses and expenses are reflected in the consolidated financial statements as “Other operating costs and expenses”.

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced significant amounts of personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of June 30, 2008, we and/or our managed centers are currently defendants in 67 such claims covering the years 1996 through June 30, 2008.   Eleven of the 67 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the eleven Florida suits, four suits relate to events before and seven suits relate to events after our cessation of business in Florida.  These latter seven suits assert allegations of continued exposure even after we ceased operations.

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

When bids were solicited for third party professional liability insurance coverage for 2002, only two companies would quote coverage.  Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned licensed captive insurance company, incorporated in the Cayman Islands, for the purpose of managing the Company’s losses related to these risks.  Thus, for years 2002-2008, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned insurance company. Policies are written for a duration of twelve months.

Our coverages for all years include both primary policies and excess policies. Commencing with 2002, deductibles were eliminated with first dollar coverage being provided through the wholly-owned insurance company.  The excess coverage is provided by a third party insuror for 2002.

For the period 2003-2008, both primary and excess professional liability insurance coverage is provided through our wholly-owned liability insurance company.  Primary coverage is in the amount of $1 million per incident, $3 million per location subject to an annual primary aggregate limit.  That limit is $16 million for 2008.  Excess coverage under a $7.5 million annual excess aggregate policy is applicable to years 2003-2007.  The 2008 year is subject to annual excess aggregate policies in the total amount of $29 million.

For these professional liability insurance operations, the premium revenues reflected in the financials within “Other revenues” for the quarters ended June 30, 2008 and 2007, respectively, are $2,008,000 and $1,733,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as “Other operating costs and expenses”.

Debt Guarantees—

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed certain of the debt obligations of National and the ESOP.  This guarantee, which is not included as debt obligations in our consolidated financial statements, totals $1,030,000 at June 30, 2008.

The $1,030,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions.  The total outstanding balance of National and the ESOP’s obligations under these senior secured notes is $1,030,000.  None of this obligation has been included in our debt obligations because we are not a direct obligor on this indebtedness.  The $1,030,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP.

The $1,030,000 guarantee described above has cross-default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

As of June 30, 2008, our maximum potential loss related to debt guarantees and financial guarantees is $1,030,000.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

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

Financial assets and financial liabilities measured at fair value on a recurring basis during the period are as follows (in thousands):

	Fair Value At June 30, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Valuation Technique
Marketable securities	$57,322	$57,322	$		Market
Restricted marketable securities	1,352	1,352			Market
Investment in enhanced cash fund	18,234			18,234	Market

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (“the GAAP hierarchy”).  The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS No. 69”).  The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve that result.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendments to SAS No. 69.  We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial position, results of operations, or cash flows.

Note 12 – Subsequent Event

On August 1, 2008, we purchased a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility for $13,757,000 in cash.  These health care facilities are located in Charleston, South Carolina.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (ANHC@ or the ACompany@) is a leading provider of long–term health care services.  We operate or manage, through certain affiliates, 75 long–term health care centers with 9,642 beds in 10 states and provide other services in two additional states.  These operations are provided by separately funded and maintained subsidiaries.  We provide long–term health care services to patients in a variety of settings including long–term nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, hospice programs, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services to owners of long–term health care centers.

Summary of Goals and Areas of Focus

Earnings – To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Development and Growth - During the first quarter of 2007, we placed in service 60 bed additions to existing long–term care facilities located in Garden City and Columbia, South Carolina.  We expect to complete construction in the summer of 2008 of a 60 bed addition to an existing facility located in North Augusta, South Carolina (expected cost

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

$6,403,000).  We expect to break ground in the summer of 2008 for construction of a new 120 bed health care center in Bluffton, South Carolina and a new assisted living facility in Parklane, South Carolina (expected cost of $21,657,000).

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

Effective February 1, 2008, we were selected by the McKendree Village, Inc. to manage under a five-year contract McKendree Village, a continuing care retirement community located on 42 acres in the Nashville, Tennessee suburb of Hermitage.  McKendree Village offers nursing care in the 300-bed McKendree Health Center, assisted living services in the 85-unit McKendree Manor, and independent senior care living in a 234-unit residential tower and in 30 individually designed cottages.

In 2008, we are continuing to develop an active hospice program in South Carolina independently of our partnership with Caris Healthcare and are also exploring opportunities to expand our home health care services.  Also during 2008, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.

Accrued Risk Reserves – Our accrued professional liability reserves, workers= compensation reserves and health insurance reserves totaled $96,839,000 at June 30, 2008 and are a primary area of management focus.  We have set aside restricted cash to fund substantially all of our professional liability and workers= compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition – Third Party Payors – Approximately 60% (2007), 63% (2006), and 63% (2005) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  At June 30, 2008, we have made provisions of approximately $13,157,000 for other various Medicare and Medicaid issues for current and prior year cost reports.  Consistent with our revenue recognition policies, we will record revenues associated with the various issues when the

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

approvals, including the final cost report audits, are assured. Revenues for such cost report adjustments in the three and six months ended June 30, 2008 and 2007 were not significant.

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

Valuations and Impairments to our Investment in Enhanced Cash Fund – At June 30, 2008, we reported an aggregate investment of $18,234,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”) which invests principally in high quality corporate debt, mortgage-backed securities and asset-backed securities.  During December, 2007 the Fund’s manager notified us that due to turmoil in credit markets in the United States (1) Fund cash redemptions to investors were suspended, (2) the Fund’s valuation will be based on the market value of the underlying securities instead of amortized cost, (3) interest would continue to accrue and be paid and (4) the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders that is expected to be completed in early 2009.  As the Fund is liquidated, we expect to receive our pro rata share of the Fund in cash distributions.

The Fund’s valuation fluctuates based on changes in the market values of the securities held by the Fund.  In addition to any transaction gains or losses reported by the Fund to us, since December, 2007 we have adjusted our carrying value to the Fund’s net asset value, which adjustments have required us to charge earnings and reduce our carrying value in the Fund by a total of $712,000, of which amount $453,000 was expensed in the fourth quarter of 2007 and $259,000 in the first quarter of 2008.  We will continue to evaluate our investment in the Fund for other-than-temporary impairments.  It is possible that future events could require us to make significant adjustments or revisions to our estimates of the Fund value.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of June 30, 2008, we and/or our managed centers are defendants in 67 such claims inclusive of years 1996 through 2008.  It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.   It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

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

Guarantees – We guarantee certain debt of National and the ESOP ($1,030,000).  It is possible that future events could cause us to make significant adjustments to our estimates and liability under this guarantee and cause our reported net income to vary from period to period.

Uncertain Tax Positions –  NHC continually evaluates for uncertain tax positions.  These uncertain positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have adequate provisions for our uncertain tax positions including related penalties and interest.

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

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

Medicare—

Effective October 1, 2007, our PPS rates were increased by 5.5% due to inflation update (3.3%) and Care Based Statistical Area (CBSA) designations.  We estimate that the positive revenue effect of the Centers for Medicare and Medicaid Services (CMS) final rule was $2,535,000 for the first six months of 2008.  The inflation update (or market basket increase) was 3.1% in 2006 and 3.3% in 2007.

For the first six months of 2008 our average Medicare per diem increased by 3.62% over the same period of 2007.   No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Medicaid—

Tennessee annual Medicaid rate increases were implemented effective July 1, 2007.  The increase in revenue was approximately $533,000 per quarter.  Minimum wage pass through impact was $318,000 per quarter.

Missouri Medicaid funded a global rate increase for all providers of $3.00 per day effective for February 1, 2007 through June 30, 2007.  Effective July 1, 2007, an additional $6.00 per day increase was funded.  The combined effect of the eleven months in rate increases was approximately $1,275,000 in 2007.  The first six months of 2008 effect was approximately $695,000.

South Carolina Medicaid annual per diem rate increases that were implemented on October 1, 2007 have resulted in additional revenues of approximately $251,000 per quarter.

For the first six months of 2008 our average Medicaid per diem increased by 3.96% over the same period in 2007.  We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.

Results for the three month period ended June 30, 2008 include a 7.1% increase in net revenues and a 16.0% increase in net income compared to the same period in 2007 after removing the after tax effect of the recovery of the note receivable occurring in the 2007 period.

Net patient revenues increased $9,132,000 or 6.8% compared to the same period last year. Medicare, Medicaid and private pay per diem rates increased 4.0%, 3.2% and 6.7%, respectively, compared to the quarter a year ago.  Additionally, the January 2, 2008 acquisition of a 109-bed skilled nursing and rehabilitation facility located in Knoxville, Tennessee added approximately $1,824,000 in net patient revenues.

The total census at owned and leased centers for the quarter averaged 92.8% compared to an average of 92.7% for the same quarter a year ago.

Other revenues increased $1,484,000 or 9.3% in the three month 2008 period to $17,399,000 from $15,915,000 in the 2007 three month period.  Increases in other revenues include increased collections of management and accounting services fees ($253,000), increased dividends and other realized gains on securities due both to higher dividend rates and greater numbers of securities owned ($79,000), greater earnings from our equity in unconsolidated investments (primarily from Caris HealthCare L.P., $531,000), and increased rental income ($2,410,000).  The increased rental income is due primarily to (1) rental  revenues from nine Florida facilities received on October 31, 2007 in the merger with NHR ($1,836,000) and (2) rental revenues from the real estate of a 544 bed long term care center and 66 unit assisted living center located in Chattanooga, Tennessee acquired on November 1, 2007 ($600,000).

Increases in other revenues in the 2008 period over the 2007 period were offset in part due to decreases in interest revenue ($1,559,000) and in advisory fees ($125,000).  Interest revenue decreased in 2008 compared to 2007 due primarily to decreased investments caused by the expenditure by NHC of approximately $89,600,000 in cash to complete the merger with NHR effective on October 31, 2007.  Further, interest income decreased in 2008 compared to 2007 due to the collection of notes receivable of $13,571,000 occurring in the second, ($6,195,000) and fourth ($7,376,000) quarters of 2007.  The advisory fee income from NHR was terminated with completion of the NHR merger with NHC on October 31, 2007.

Total costs and expenses for the 2008 second quarter compared to the 2007 second quarter increased $14,136,000 or 10.8% to $145,021,000 from $130,885,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $4,773,000 or 5.9% to $86,312,000 from $81,539,000.  Other operating expenses increased $3,706,000 or 9.1% to $44,639,000 for the 2008 period compared to $40,933,000 in the 2007 period.  Rent expense decreased $2,610,000 to $7,876,000 compared to $10,486,000 in the 2007 period.  Depreciation and amortization increased $2,196,000 or 57.4% to $6,024,000 from $3,828,000.  Interest costs decreased $124,000 to $170,000.   Costs and expenses for the 2007 second quarter include a $6,195,000 recovery of a note receivable which had previously been written off.

Increases in salaries, wages and benefits are due to increased staffing due to the acquisition of a 109-bed skilled health care facility ($971,000), increased costs for therapist services ($831,000), increases in the provision for workers’ compensation and health insurance claims accrued ($1,084,000) and inflationary wage increases.  Increases in other

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

operating costs are due to costs associated with the acquisition of a 109-skilled health care facility ($889,000) and inflationary increases offset in part due to decreases in workers compensation ($960,000).

Rent expense in the first quarter of 2008 declined by approximately $2,829,000 compared to the same quarter last year because NHC is no longer paying rent to NHR after the October 31, 2007 merger between the two companies.   This decline in rent expense is offset in part due to increased percentage rent to NHI ($141,000).  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 base year revenues.

Depreciation expense increased primarily due to the acquisition of assets during the last year.  The merger with NHR completed on October 31, 2007 added depreciable real property of $247,649,000 and the net increase in depreciation in the quarter ended June 30, 2008 was $2,196,000.

The income tax provision for the three months ended June 30, 2008 is $6,055,000 (an effective tax rate of 39.0%), which is in line with management’s expectations.  The income tax provision for the three months ended June 30, 2007 was $7,169,000 (an effective tax rate of 37.6%).  The 1.4% increase in the effective tax rate in 2008 is due to permanent differences including a reduction in the tax exempt income.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

Results for the six month period ended June 30, 2008 include an 8.2% increase in net revenues and a 16.1% increase in net income compared to the same period in 2007 after removing the after tax effect of the recovery of the note receivable occurring in the 2007 period.

Net patient revenues increased $19,617,000 or 7.3% compared to the same period last year.  Medicare, Medicaid and private pay per diem rates increased 3.6%, 4.0% and 6.3% compared to the six month period last year.  Additionally, the January 2, 2008 acquisition of a 109-bed skilled nursing and rehabilitation facility located in Knoxville, Tennessee added approximately $3,507,000 in net patient revenues.

The total census at owned and leased centers for the six months averaged 92.9% compared to an average of 92.5% for the same six months a year ago.

Other revenues increased $4,636,000 or 16.0% in the six month 2008 period to $33,575,000 from $28,939,000 in the 2007 six month period.  Increases in other revenues include increased premiums from insurance services ($172,000), increased collections of management and accounting services fees ($990,000), increased dividends and other realized gains on securities due both to higher dividend rates and greater numbers of securities owned ($352,000), greater earnings from our equity in unconsolidated investments (primarily from Caris HealthCare L.P., $895,000), and increased rental income ($5,436,000).  The increased rental income is due primarily to (1) rental  revenues from nine Florida facilities received on October 31, 2007 in the merger with NHR ($3,306,000) and (2) rental revenues from the real estate of a 544 bed long term care center and 66 unit assisted living center located in Chattanooga, Tennessee acquired on November 1, 2007 ($1,200,000).

Increases in other revenues in the 2008 period over the 2007 period were offset in part due to decreases in interest revenue ($2,906,000) and in advisory fees ($250,000).  Interest revenue decreased in 2008 compared to 2007 due primarily to decreased investments caused by the expenditure by NHC of approximately $89,600,000 in cash to complete the merger with NHR effective on October 31, 2007.  Further, interest income decreased in 2008 compared to 2007 due to the collection of notes receivable of $13,571,000 occurring in the second, ($6,195,000) and fourth ($7,376,000) quarters of 2007.  The advisory fee income from NHR was terminated with completion of the NHR merger with NHC on October 31, 2007.

Total costs and expenses for the 2008 six months compared to the 2007 six months increased $25,568,000 or 9.6% to $292,010,000 from $266,442,000.  Salaries, wages and benefits, the largest operating costs of this service

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

company, increased $13,140,000 or 8.2% to $173,853,000 from $160,713,000.  Other operating expenses increased $7,192,000 or 8.7% to $89,953,000 for the 2008 period compared to $82,761,000 in the 2007 period.  Rent expense decreased $5,215,000 to $15,794,000 compared to $21,009,000 in the 2007 period.  Depreciation and amortization increased $4,437,000 or 58.5% to $12,021,000 from $7,584,000.  Interest costs decreased $181,000 to $389,000.

Costs and expenses for the 2007 six months included a $6,195,000 recovery of a note receivable which had previously been written off.

Increases in salaries, wages and benefits are due to increased staffing due to the acquisition of a 109-bed skilled health care facility ($1,803,000), increased costs for therapist services ($2,363,000), increases in the provision for workers’ compensation and health insurance claims accrued ($1,703,000) and inflationary wage increases.  Increases in other operating costs are due to costs associated with the acquisition of a 109-skilled health care facility ($1,966,000) and inflationary increases offset in part due to decreases in workers compensation ($960,000).

Rent expense in the 2008 period declined by approximately $5,215,000 compared to the same period last year because NHC is no longer paying rent to NHR after the October 31, 2007 merger between the two companies.   This decline in rent expense is offset in part due to increased percentage rent to NHI ($327,000).  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 base year revenues.

Depreciation expense increased primarily due to the acquisition of assets in the last year.  The merger with NHR completed on October 31, 2007 added depreciable real property of $247,649,000 and the net increase in depreciation in the six months ended June 30, 2008 was $4,437,000.

The income tax provision for the six months ended June 30, 2008 is $11,035,000 (an effective tax rate of 38.5%), which is in line with management’s expectations.  The income tax provision for the six months ended June 30, 2007 was $11,076,000 (an effective tax rate of 36.9%).  The 1.6% increase in the effective tax rate in 2008 is due to permanent differences including a reduction in the tax exempt income.

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

	Three Months Ended				Six Months Ended
	June 30		Three Month Change		June 30		Six Month Change
	2008	2007	$	%	2008	2007	$	%
Cash and Cash equivalents
at beginning of period	$17,288	$57,246	$(39,958)	(69.8)%	$2,379	$50,678	$(48,299)	(95.3)%

Cash provided from (used
in) operating activities	19,553	16,195	3,358	20.7%	28,027	21,514	6,513	130.3%

Cash provided from (used
in) investing activities	(2,804)	(3,195)	391	12.2%	7,968	484	7,484	1,546.3%

Cash provided from (used
in) financing activities	(4,246)	(2,544)	(1,702)	(66.9)%	(8,583)	(4,974)	(3,609)	(72.6)%

Cash and cash equivalents
at end of period	$29,791	$67,702	$(37,911)	(56.0)%	$29,791	$67,702	$(37,911)	(56.0)%

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

Operating Activities - Net cash provided by operating activities for the six months ended June 30, 2008, was $28,027,000 as compared to $21,514,000 provided in the same period last year.  Cash provided by operating activities for the current period benefited from increases in various accrued current liabilities including accrued risk reserves and decreases in deferred income, and accounts receivable.  The increases were offset by increases in the equity in earnings of unconsolidated investments and decreases in accrued payroll.  Increases in restricted cash totaled $14,254,000 compared to a $7,150,000 increase in the prior period.  The decrease in accounts receivable is due to collections and timing differences.

The increase in restricted cash in the current period is due primarily to the increase in cash reserved for our accrued risk reserves, including professional liability claims and workers’ compensation insurance claims, due to cash paid out for those claims.

The increase in other current liabilities and accrued risks reserves accounted for $11,440,000 in 2008 and $9,628,000 in 2007 of the cash provided by operating activities.  If the risks materialize as expected, which may not be finally known for several years, they will require the use of our restricted cash.

Investing Activities - Cash provided from investing activities totaled $7,968,000 for the six months ended June 30, 2008, as compared to $484,000 provided from investing activities for the six months ended June 30, 2007.  Cash used for property and equipment additions was $14,612,000 for the six months ended June 30, 2008 and $8,422,000 in the comparable period in 2007.  Investments in notes receivable totaled $2,746,000 in 2008 compared to $0 in 2007.  Cash provided by net collections of notes receivable was $4,450,000 in 2008 compared to $6,509,000 in 2007.  Collections of our investment in the enhanced cash fund balance totaled $17,258,000 in the first six months of 2008 compared to $-0- in 2007.

Construction costs included in additions to property and equipment includes $3,319,000 incurred toward the construction of a 60 bed addition to an existing facility located in North Augusta, South Carolina.  The majority of the investments in notes receivable was a working capital loan to a leased facility.

Net cash used in financing activities totaled $8,583,000 in the six months ended June 30, 2008 compared to $4,974,000 for the same period in 2007.  Cash used for payments of debt totaled $7,432,000 and dividend payments to common and preferred shareholders totaled $9,355,000.  In the prior year, cash used for payments of debt totaled $1,117,000, dividend payments to common shareholders totaled $4,503,000.  Tax benefits from exercise of stock options provided cash of $314,000 in 2008 and $195,000 in 2007.  In the current period, $7,500,000 cash was provided by borrowing against our revolving credit facility compared to -0- borrowings in the same period in 2007.

At June 30, 2008, our ratio of long–term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 2.3%.

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2008 are as follows (in thousands):

	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 Years
Long-term debt principal	$17,503	$7,503	$–	$–	$10,000
Long-term debt - interest	4,524	485	850	850	2,339
Obligations to complete construction	235	235	–	–	–
Obligation to purchase senior secured notes from financial institutions	1,030	1,030	–	–	–
Operating leases	443,072	28,948	60,272	67,400	286,452
Total Contractual Cash Obligations	$466,364	$38,201	$61,122	$68,250	$298,791

We have guaranteed debt obligations of certain other entities totaling approximately $1,030,000.  These guarantees are included in the table above; however, we do not anticipate material obligations under these commitments.

Income taxes payable for uncertain tax positions under FIN 48 of $4,595,000, attributable to permanent differences, at June 30, 2008 has not been included in the above table because of the inability to estimate the period in which it is expected to occur.  See Note 2 of the Consolidated Financial Statements for a discussion on income taxes.

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

Guarantees and Contingencies

Debt Guarantees—

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed certain of the debt obligations of National and the ESOP.  This guarantee, which is not included as debt obligations in our consolidated financial statements, totals $1,030,000 at June 30, 2008.

The $1,030,000 of guarantees of debt of National and the ESOP relates to senior secured notes held by financial institutions.  The total outstanding balance of National and the ESOP’s obligations under these senior secured notes is $1,030,000.  None of this obligation has been included in our debt obligations because we are not a direct obligor on this indebtedness.  The $1,030,000, which is not included in our debt obligations because we are not a direct obligor, is due from NHI to National and the ESOP.

The $1,030,000 guarantee described above has cross-default provisions with other debt of National and the ESOP.  We currently believe that National and the ESOP are in compliance with the terms of their debt agreements.

As of June 30, 2008, our maximum potential loss related to debt guarantees and financial guarantees is $1,030,000.

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (“the GAAP hierarchy”).  The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS No. 69”).  The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve that result.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendments to SAS No. 69.  We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial position, results of operations, or cash flows.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months.  As a result of the short–term nature of our cash instruments, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments.  Approximately $13.8 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $7.7 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $52,000.  As of June 30, 2008, all of our long–term debt bears interest at variable interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $68,000.

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

Item 4.  Controls and Procedures.

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company=s management, including the Chief Executive Officer (ACEO@) and Principal Accounting Officer (APAO@), of the effectiveness of the design and operation of the Company=s disclosure controls and procedures.  Based on that evaluation, the Company=s management, including the CEO and PAO, concluded that the Company=s disclosure controls and procedures were effective as of June 30, 2008.  There have been no changes in the Company=s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company=s internal control over financial reporting.

NATIONAL HEALTHCARE CORPORATION

June 30, 2008

(unaudited)

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 6 of this Form 10–Q.

Item 1A.

Risk Factors.

During the six months ended June 30, 2008, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation=s Annual Report on Form 10–K for the year ended December 31, 2007.

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

June 30, 2008

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date August 6, 2008	/s/ Robert G. Adams
Robert G. Adams
President
Chief Executive Officer

Date August 6, 2008	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)