Form 10-Q
period 2008-09-30
NATIONAL HEALTHCARE CORP
filed 2008-11-06
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

12,995,925 shares of common stock of the registrant were outstanding as of October 31, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$146,521	$134,131	$433,649	$401,642
Other revenues	16,750	13,588	50,325	42,527
Net revenues	163,271	147,719	483,974	444,169

COSTS AND EXPENSES:
Salaries, wages and benefits	88,036	83,540	261,889	244,253
Other operating	44,755	40,992	134,708	123,753
Recovery of notes receivable	—	—	—	(6,195)
Gain on sale of assets	—	(10,792)	—	(10,792)
Rent	7,834	10,535	23,628	31,544
Depreciation and amortization	6,218	3,892	18,239	11,476
Interest	274	281	663	851
Total costs and expenses	147,117	128,448	439,127	394,890

Income Before Income Taxes	16,154	19,271	44,847	49,279
Income Tax Provision	(2,381)	(6,145)	(13,416)	(17,221)
Net Income	13,773	13,126	31,431	32,058

Dividends to Preferred Shareholders	(2,169)	—	(6,505)	—

Net income available to common shareholders	$11,604	$13,126	$24,926	$32,058

Earnings Per Common Share:
Basic	$.91	$1.05	$1.95	$2.56
Diluted	$.88	$1.01	$1.90	$2.47

Weighted Average Common Shares Outstanding:
Basic	12,788,968	12,538,340	12,778,786	12,534,269
Diluted	15,678,702	12,981,366	13,099,488	12,989,561

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	Sept. 30	December 31
	2008	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$49,757	$2,379
Restricted cash	86,165	72,238
Marketable securities	68,565	56,322
Restricted marketable securities	1,511	1,348
Investment in enhanced cash fund	12,662	35,492
Accounts receivable, less allowance for doubtful
accounts of $5,997 and $5,739, respectively	61,996	69,606
Notes receivable	189	189
Inventories	6,538	6,654
Prepaid expenses and other assets	1,791	1,786
Total current assets	289,174	246,014

Property and Equipment:
Property and equipment, at cost	565,578	519,983
Accumulated depreciation and amortization	(154,652)	(135,696)
Net property and equipment	410,926	384,287

Other Assets:
Deposits	201	88
Deposits reserved for land acquisition	–	12,361
Goodwill	3,033	3,033
Notes receivable	20,367	18,392
Notes receivable from National	–	3,903
Deferred income taxes	18,615	21,303
Investments in limited liability companies and other	9,987	9,027
Total other assets	52,203	68,107
Total assets	$752,303	$698,408

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2007 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	Sept. 30	December 31
	2008	2007
	(unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Current portion of long-term debt	$2	$7,435
Trade accounts payable	12,158	13,418
Accrued payroll	45,255	46,792
Amounts due to third party payors	13,432	12,339
Accrued risk reserves	96,032	88,382
Deferred income taxes	7,419	3,797
Other current liabilities	15,016	12,110
Dividends payable	5,287	4,506
Accrued interest	514	46
Total current liabilities	195,115	188,825

Long-Term Debt, less Current Portion	10,000	10,000
Revolving credit facility	20,500	–
Other Noncurrent Liabilities	19,302	23,790
Deferred Lease Credits	3,938	4,847
Deferred Revenue	15,888	15,238

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value;
25,000,000 shares authorized; 10,841,062 shares
issued and outstanding; stated at liquidation
of $15.75 per share	170,555	170,555
Common stock, $.01 par value; 30,000,000 shares
authorized; 12,995,825 and 12,757,907 shares,
respectively, issued and outstanding	129	127
Capital in excess of par value	111,660	103,221
Retained earnings	180,061	164,003
Unrealized gains on marketable securities, net of taxes	25,155	17,802
Total stockholders’ equity	487,560	455,708
Total liabilities and stockholders’ equity	$752,303	$698,408

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30
	2008	2007
Cash Flows From Operating Activities:	(in thousands)
Net income	$31,431	$32,058
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	18,239	11,444
Provision for doubtful accounts receivable	1,616	866
Amortization of intangibles and deferred charges	---	31
Gain on sale of land	---	(10,792)
Amortization of deferred income	(243)	(1,362)
Equity in earnings of unconsolidated investments	(5,415)	(4,331)
Deferred income taxes	(692)	(8,747)
Stock-based compensation	1,822	1,947
Changes in operating assets and liabilities:
Increase in restricted cash	(13,927)	(4,781)
Accounts (and other) receivables	5,994	(922)
Inventories	116	74
Prepaid expenses and other assets	136	(1,070)
Trade accounts payable	(1,260)	(4,072)
Accrued payroll	(1,537)	7,901
Amounts due to third party payors	1,093	363
Accrued interest	468	(10)
Other current liabilities and accrued risk reserves	10,556	6,065
Entrance fee deposits	(139)	(55)
Other noncurrent liabilities	(2,387)	9,310
Deferred income	1,032	867
Net cash provided by operating activities	46,903	34,784
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(34,367)	(11,821)
Decrease in deposits reserved for land acquisition	941	—
Investments in notes receivable	(2,746)	—
Collections of notes receivable	4,674	7,195
Purchase of marketable securities, net	(152)	498
Changes in enhanced cash fund balance	22,830	—
Distributions from unconsolidated investments	4,354	2,210
Net cash used in investing activities	(4,466)	(1,918)
Cash Flows From Financing Activities:
Proceeds from debt	20,500	—
Payments on debt	(7,433)	(1,686)
Decrease in minority interests in consolidated subsidiaries	(40)	(6)
Tax benefit from exercise of stock options	1,439	195
Dividends paid to preferred shareholders	(6,168)	—
Dividends paid to common shareholders	(8.424)	(7,136)
Issuance of common shares	5,180	499
Increase in deposits	(113)	(63)
Net cash provided by (used in) financing activities	4,941	(8,197)
Net Increase in Cash and Cash Equivalents	47,378	24,669
Cash and Cash Equivalents, Beginning of Period	2,379	50,678
Cash and Cash Equivalents, End of Period	$49,757	$75,347

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(continued)

	Nine Months Ended
	September 30
	2008	2007
(in thousands)
Supplemental Information:

Effective January 7, 2008, cash proceeds that were being held by a facilitator pending the completion of an IRC §1031 exchange were disbursed to acquire property and equipment
Acquisitions of property and equipment	$(11,420)	$—
Deposits reserved for land acquisition	11,420	—

Effective July 10, 2007, we sold undeveloped land located in Charleston, South
Carolina. The proceeds were held by a facilitator pending completion of an
IRC §1031 exchange
Gain on sale of land	---	10,792
Land	---	1,394
Deposits reserved for land acquisition	---	(12,186)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

							Unrealized
					Capital in		Gains (Losses)	Total
	Preferred Stock		Common Stock		Excess of	Retained	on Marketable	Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Securities	Equity
Balance at December 31, 2006	–	$–	12,519,671	$125	$93,751	$129,681	$25,585	$249,142
Net income	–	–	–	–	–	32,058	–	32,058
Unrealized losses on securities
(net of tax benefit of $1,377)	–	–	–	–	–	–	(2,062)	(2,062)
Total comprehensive income								29,996
Stock-based compensation	–	–	–	–	1,947	–	–	1,947
Tax benefit from exercise of stock options	–	–	–	–	195	–	–	195
Shares sold - stock purchase plans
(including 10,000 options exercised)	–	–	18,756	–	499	–	–	499
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	–	–	–	–	–	900	–	900
Dividends declared to common
shareholders ($0.60 per share)	–	–	–	–	–	(7,521)	–	(7,521)
Balance at September 30, 2007	–	$–	12,538,427	$125	$96,392	$155,118	$23,523	$275,158

Balance at December 31, 2007	10,841,062	$170,555	12,757,907	$127	$103,221	$164,003	$17,802	$455,708
Net income	–	–	–	–	–	31,431	–	31,431
Unrealized gains on securities
(net of tax of $4,901)	–	–	–	–	–	–	7,353	7,353
Total comprehensive income								38,784
Stock-based compensation	–	–	–	–	1,822	–	–	1,822
Tax benefit from exercise of stock options	–	–	–	–	1,439	–	–	1,439
Shares sold – options exercised	–	–	237,918	2	5,178	–	–	5,180
Dividends declared to preferred
shareholders ($0.60 per share)	–	–	–	–	–	(6,505)	–	(6,505)
Dividends declared to common
shareholders ($0.69 per share)	–	–	–	–	–	(8,868)	–	(8,868)
Balance at September 30, 2008	10,841,062	$170,555	12,995,825	$129	$111,660	$180,061	$25,155	$487,560

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

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

Other revenues include the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(in thousands)
Insurance services	$4,539	$3,900	$12,771	$11,960
Management and accounting service fees	4,354	3,490	13,535	11,876
Guarantee fees	–	–	–	5
Advisory fees from NHR	–	125	–	375
Dividends and other realized gains on securities	1,062	983	3,311	2,881
Equity in earnings of unconsolidated investments	1,922	1,734	5,415	4,331
Interest income	1,301	2,022	3,942	7,570
Rental income	3,169	645	10,094	1,939
Other	403	689	1,257	1,590
	$16,750	$13,588	$50,325	$42,527

Interest income decreased in 2008 compared to 2007 due primarily to the expenditure of approximately $89,600,000 in cash to complete the merger with National Health Realty, Inc. (“NHR”) effective on October 31, 2007.  Rental income increased in 2008 compared to 2007 due primarily to the acquisition of (1) the real estate of nine leased properties in Florida in the October 31, 2007 merger with NHR (total revenue of $5,654,000 through September 30, 2008) and (2) the fixtures and real estate of a leased 544 bed long term care center and associated 66 unit assisted living facility in Chattanooga, Tennessee in a November 1, 2007 purchase and subsequent lease to a third party operator ($1,800,000 through September 30, 2008).

Certain of our affiliates manage five long-term care centers owned by National Health Corporation (“National”).  During the nine months ended September 30, 2008 and 2007, National paid and we recognized no management fees or interest on management fees.

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

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

Certain of our affiliates manage 18 long-term care centers that were previously owned by National Health Investors, Inc. (“NHI”).  During the nine months ended September 30, 2008 and 2007, we recognized $2,219,000 and $2,158,000, respectively, of management fees and interest from these 18 long-term care centers.

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

Note 3 – Accounting for Uncertainty in Income Taxes

We believe that our liabilities reflect the anticipated outcome of known uncertain tax positions in conformity with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  Our liabilities for unrecognized tax benefits are presented in the consolidated balance sheet within Other Noncurrent Liabilities.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

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

During the nine months ended September 30, 2008, we have recognized a $6,288,000 decrease in unrecognized tax benefits (including $2,101,000 of temporary differences and $2,050,000 of related interest and penalties), due to the effect of statute of limitations lapse.  The favorable impact on our tax provision was $4,187,000 composed of $2,137,000 tax and $934,000 interest and penalties on permanent differences, and $1,116,000 interest and penalties on temporary differences.

At September 30, 2008, we had $19,302,000 of unrecognized tax benefits, composed of $11,526,000 of deferred tax assets, $-0- of deferred tax liabilities, $3,664,000 of permanent differences, and $4,112,000 of accrued interest and penalties.  Unrecognized tax benefits of $4,797,000 (including $1,133,000 of accrued interest and penalties) at September 30, 2008, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months of September 30, 2008, except for the effect of decreases related to statute of limitations lapse estimated at $1,448,000, composed of temporary differences of $-0-, permanent tax differences of $975,000 and interest and penalties of $473,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2005.  Currently, there are no U.S. federal or state returns under examination.

Note 4 – Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period.

Diluted earnings per share assumes the exercise of options using the treasury stock method and the conversion of the Series A Convertible Preferred Stock using the if converted method, to the extent dilutive.

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share.

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Basic:
Weighted average common shares outstanding	12,788,968	12,538,340	12,778,786	12,534,269
Net income	$13,773,000	$13,126,000	$31,431,000	$32,058,000
Dividends to preferred stockholders	(2,169,000)	–	(6,505,000)	–
Net income available to common stockholders	11,604,000	13,126,000	24,926,000	32,058,000
Earnings per common share, basic	$.91	$1.05	$1.95	$2.56

Diluted:
Weighted average common shares outstanding	12,788,968	12,538,340	12,778,786	12,534,269
Dilutive effect of stock options	265,763	443,026	320,702	455,292
Convertible preferred stock	2,623,971	–	–	–
Assumed average common shares outstanding	15,678,702	12,981,366	13,099,488	12,989,561

Net income available to common shareholders	$11,604,000	$13,126,000	$24,926,000	$32,058,000
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	2,169,000	–	–	–

Net income for diluted net income per common share	$13,773,000	$13,126,000	$24,926,000	$32,058,000
Earnings per common share, diluted	$.88	$1.01	$1.90	$2.47

In the above table, 238,590 shares of stock options have been excluded in the three and nine month periods and 2,623,971 of preferred stock potential common shares issuable upon the conversion of the preferred stock have been excluded in the nine month period, due to their anti-dilutive impact.

Note 5 – Investment in Enhanced Cash Fund

At September 30, 2008, we reported in current assets in our Consolidated Balance Sheets an investment of $12,662,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”).  The Fund invests in obligations denominated in U.S. dollars consisting of asset backed securities, corporate bonds and notes, certificates of deposit, short-term corporate debt obligations, commercial paper, extendible commercial notes, and municipal bonds.

We received notice on December 6, 2007 at a time when our carrying value in the Fund was $39,500,000, that the Fund cash redemptions were suspended and that the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders, including to NHC.  Activity in the Fund may be summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(in thousands)
Fund balance, beginning of period	$18,234	$—	$35,492	$—
Realized losses	(202)	—	(363)	—
Reduction to adjust the Fund balance to its net asset value, and charged to earnings	(12)	—	(272)	—
Cash distributed to NHC	(5,358)	—	(22,195)	—
Fund balance, end of period	$12,662	$—	$12,662	$—

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

Not included in the periods shown above, in December 2007, we reported realized losses of $42,000, reductions to adjust the Fund to its net asset value of $453,000 and cash distributed from the fund to NHC of $3,513,000.

The Fund’s valuation fluctuates based on changes in the market values of the securities held by the Fund.  In addition to the transaction gains or losses reported by the Fund to us, since December, 2007 we have adjusted our carrying value to the Fund’s net asset value, which adjustments have required us to charge earnings and reduce our carrying value in the Fund.  Because the Fund is invested in financial instruments with exposure to the current turmoil in the credit markets in the United States and because the Fund currently intends to liquidate the investments in the fund within the next twelve months, we consider the write-down amount to be an other-than-temporary impairment.  It is difficult to predict the timing or magnitude of these other-than-temporary impairments and additional impairments may occur.  Under such circumstances, our earnings will be negatively affected.

The Fund assets are valued each business day by a third party accounting agent.  A third party pricing service, or services, delivers the nightly security valuations based on widely available market data and sources to the accounting agents.

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

Note 6 - Purchases of Property

On August 1, 2008, we purchased a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility for approximately $13,250,000 located in Charleston, South Carolina.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

Note 7 - Long-Term Debt and Commitments

Long-Term Debt—

Long-term debt consists of the following:

	Weighted
	Average			Long-Term Debt
	Interest Rate	Maturities		9/30/08	12/31/07
(dollars in thousands)
Term loan, interest payable monthly	Repaid	−	$	−	$7,050

Senior notes, secured, principal and interest payable quarterly	Repaid	−		−	382

Notes and other obligations, principal and interest payable periodically	Variable, 12%	2008		2	3

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 4.2%	2018		10,000	10,000
				10,002	17,435
Less current portion				(2)	(7,435)
				$10,000	$10,000

Note 8 - $75,000,000 Revolving Credit Facility

 Effective October 28, 2008, we extended the maturity of our Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”).  The Credit Agreement provides for a $75,000,000 revolving credit facility (the “Credit Facility”), of which of up to $5,000,000 may be utilized for letters of credit.

Borrowings bear interest at either (i) the Eurodollar rate plus 0.375% or (ii) the prime rate.  Letter of credit fees are equal to 0.25% times the maximum amount available to be drawn under outstanding letters of credit.  Prior to the extension, borrowings bore interest at the Eurodollar rate plus 0.25% (2.7% at September 30, 2008).

Beginning October 28, 2008, commitment fees are payable on the daily unused portion of the Credit Facility at a rate of five (5) basis points per annum for each day when utilization is less than $37,500,000 and two (2) basis points per annum when utilization is equal to or more than $37,500,000.

The Credit Facility matures on October 27, 2009.  Between 90 and 120 days prior to the maturity date, NHC may request the extension of the maturity date.  If the Lender elects to consent to such extension, subject to certain conditions, the maturity date will be extended to the date which is 364 days after the then maturity date.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

The Credit Agreement contains customary representations and warranties, and covenants, including covenants that restrict, among other things, asset dispositions, mergers and acquisitions, dividends, restricted payments, debt, liens, investments and affiliate transactions.  The Credit Agreement contains customary events of default.

The Credit Facility is available for general corporate purposes, including working capital and acquisitions.  Borrowings under the Credit Facility at September 30, 2008 before renewal were $20,500,000 which were used primarily to repay our term loan ($7,050,000) and to finance the acquisition of a 132-bed nursing and rehabilitation facility and a 60-bed assisted living facility ($13,250,000).  This amount has been classified as a non current liability in the accompanying September 30, 2008 consolidated balance sheet based on the maturity date of the Credit Facility, as amended.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

	Nine Months Ended
	September 30
	2008	2007
Risk-free interest rate	2.60%	4.64%
Expected volatility	25.5%	27.9%
Expected life, in years	2.0 years	2.1 years
Expected dividend yield	2.36%	1.92%
Expected forfeiture rate	0.00%	0.00%

The following table summarizes option activity:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Options outstanding at December 31, 2005	1,431,000	$21.72	−
Options granted	122,394	42.33	−
Options exercised	(239,174)	24.33	−
Shares cancelled	(22,901)	38.13	−
Options forfeited	(2,140)	37.00	−
Options outstanding at December 31, 2006	1,289,179	23.13	−
Options granted	161,748	53.67	−
Options exercised	(229,480)	24.95	−
Options cancelled	(53,000)	20.90	−
Options forfeited	(1,797)	55.45	−
Options outstanding at December 31, 2007	1,166,650	27.06	−
Options granted	112,586	51.39	−
Options exercised	(237,818)	21.76	−
Options forfeited	(1,996)	50.94	−
Options outstanding at September 30, 2008	1,039,422	$29.36	$17,857,000

Options exercisable at September 30, 2008	369,000	$43.58	$1,646,000

Options			Weighted Average
Outstanding		Weighted Average	Remaining Contractual
Sept. 30, 2008	Exercise Prices	Exercise Price	Life in Years

650,832	$20.90 to $27.01	$21.28	0.5
388,590	$32.01 to $55.00	$46.90	2.7
1,039,422

At September 30, 2008, 369,000 options outstanding are exercisable.  Exercise prices on the options range from $20.90 to $55.00.  The weighted average remaining contractual life of options outstanding at September 30, 2008 is 1.3 years  The weighted average fair value of options granted during the nine months ended September 30, 2008 and 2007 were $7.36 ($829,000) and $9.47 ($1,532,000) per share, respectively.  The total intrinsic value of shares exercised during the nine months ended September 30, 2008 and 2007 was $6,249,000 and $341,000, respectively.

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

Additionally, the Plan allows employees to purchase our shares of stock through payroll deductions.  Employees may terminate participation at any time.

Our policy is to issue new shares to satisfy share option exercises.  In addition to the stock options issued and outstanding under the Plan, we have reserved an additional 875,787 shares of common stock for issuance under these plans.

NHC recognized $1,822,000 and $1,947,000 of share-based compensation expense for the nine month periods ended September 30, 2008 and 2007, respectively.  SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $3,597,000 and $488,000 for the nine months ended September 30, 2008 and 2007, respectively.  No share based compensation cost was capitalized during the current periods.  The total compensation cost related to non–vested awards not yet recognized at September 30, 2008 is $675,000 and the weighted average period over which it is to be recognized is 1.3 years.

Note 9 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $96,032,000 and $88,382,000 at September 30, 2008 and December 31, 2007, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financial statements within “Other Revenues” for 2008 and 2007, respectively, are $4,992,000 and $5,462,000.  Associated losses and expenses are reflected in the consolidated financial statements as “Other operating costs and expenses”.

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced significant amounts of personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of September 30, 2008, we and/or our managed centers are currently defendants in 67 such claims covering the years 1999 through September 30, 2008.   Eleven of the 67 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the 11 Florida suits, four suits relate to events before and seven suits relate to events after our cessation of business in Florida.  These latter seven suits assert allegations of continued exposure even after we ceased operations.

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

For these professional liability insurance operations, the premium revenues reflected in the financials within “Other revenues” for the quarters ended September 30, 2008 and 2007, respectively, are $3,013,000 and $2,600,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as “Other operating costs and expenses”.

Debt Guarantees—

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed certain of the debt obligations of National and the ESOP.  This guarantee, which is not included as debt obligations in our consolidated financial statements, totals $1,030,000 at September 30, 2008.

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

As of September 30, 2008, our maximum potential loss related to debt guarantees and financial guarantees is $1,030,000.

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

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

Financial assets and financial liabilities measured at fair value on a recurring basis during the period are as follows (in thousands):

	Fair Value At Sept. 30, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Valuation Technique
Marketable securities	$68,565	$68,565	$		Market
Restricted marketable securities	1,511	1,511			Market
Investment in en-hanced cash fund	12,662			12,662	Market

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

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

Note 12 – Subsequent Events

Subsequent to September 30, 2008, the credit and liquidity crisis in the United States and throughout the global financial system triggered significant events and substantial volatility in world financial markets and the banking system that have had a significant negative impact on foreign and domestic financial markets.  As a result, our investment portfolio has incurred a significant decline in fair value since September 30, 2008.  However, because the values of our individual investments have and will fluctuate in response to changing market conditions, the amount of losses that will be recognized in subsequent periods, if any, cannot be determined.

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (ANHC@ or the ACompany@) is a leading provider of long–term health care services.  We operate or manage, through certain affiliates, 76 long–term health care centers with 9,772 beds in 10 states and provide other services in two additional states.  These operations are provided by separately funded and maintained subsidiaries.  We provide long–term health care services to patients in a variety of settings including long–term nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, hospice programs, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services to owners of long–term health care centers.

Summary of Goals and Areas of Focus

Earnings – To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Development and Growth - During the first quarter of 2007, we placed in service 60 bed additions to existing long–term care facilities located in Garden City and Columbia, South Carolina.  In July, 2008 we opened a 60 bed addition to an existing facility located in North Augusta, South Carolina.  We broke ground in September, 2008 for construction of a new 120 bed health care center in Bluffton, South Carolina (expected cost $21,657,000), and we expect to break ground in the winter of 2008 on a new assisted living facility in Mauldin, South Carolina (expected cost of $8,000,000).

In January, 2008, we purchased a 109-bed skilled nursing rehabilitation facility from the St. Mary’s Health System for $6,437,000 in cash.  Holston Health and Rehabilitation Center is located in Knoxville, Tennessee.

Also in January 2008, we purchased for $5,073,000 in cash, two tracts of land located in the state of South Carolina and one tract of land located in the state of Tennessee.  The tracts are undeveloped and are held for future development.

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

In August 2008, we purchased for $13,250,000 in cash, a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility located in Charleston, South Carolina.

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

Accrued Risk Reserves – Our accrued professional liability reserves, workers= compensation reserves and health insurance reserves totaled $96,032,000 at September 30, 2008 and are a primary area of management focus.  We have set aside restricted cash to fund substantially all of our professional liability and workers= compensation reserves.

As to exposure for professional liability claims, we have developed for our centers performance certification criteria to measure and bring focus to the patient care issues most likely to produce professional liability exposure, including in–house acquired pressure ulcers, significant weight loss and numbers of falls. These programs for certification,

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition – Third Party Payors – Approximately 60% (2007), 63% (2006), and 63% (2005) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  At September 30, 2008, we have made provisions of approximately $13,432,000 for other various Medicare and Medicaid issues for current and prior year cost reports.  Consistent with our revenue recognition policies, we will record revenues associated with the various issues when the approvals, including the final cost report audits, are assured. Revenues for such cost report adjustments in the three and nine months ended September 30, 2008 and 2007 were not significant.

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

Valuations and Impairments to our Investment in Enhanced Cash Fund – At September 30, 2008, we reported an aggregate investment of $12,662,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”) which invests principally in high quality corporate debt, mortgage-backed securities and asset-backed securities.  During December, 2007 the Fund’s manager notified us that due to turmoil in credit markets in the United States (1) Fund cash redemptions to investors were suspended, (2) the Fund’s valuation will be based on the market value of the underlying securities instead of amortized cost, (3) interest would continue to accrue and be paid and (4) the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders that is expected to be completed in early 2009.  As the Fund is liquidated, we expect to receive our pro rata share of the Fund in cash distributions.

The Fund’s valuation fluctuates based on changes in the market values of the securities held by the Fund.  In addition to any transaction gains or losses reported by the Fund to us, since December 7, 2007 we have adjusted our carrying value to the Fund’s net asset value, which adjustments have required us to charge earnings and reduce our carrying value in the Fund by a total of $724,000, of which amount $453,000 was expensed in the fourth quarter of 2007, $259,000 in the first quarter of 2008, $0.00 in the second quarter of 2008, and $12,000 in the third quarter of 2008.  We will continue to evaluate our investment in the Fund for other-than-temporary impairments.  It is possible that future events could require us to make significant adjustments or revisions to our estimates of the Fund value.

As to valuation methods, all Fund assets are valued each business day by a third party accounting agent under the oversight of a valuation committee within Columbia Management.  Historically, in over 95% of the cases, a third party

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

pricing service, or services, delivers the nightly security valuations based on widely available market data and sources to the accounting agent for the Fund.

For securities where prices from third party valuation services are not available (in less than 5% of the cases) , the Columbia Management valuation committee meets and determines a value for the security based on an evaluation of available data, portfolio manager input, trading desk input as well as any other appropriate factors. The portfolio manager of the Fund may present facts to the valuation committee but does not have a vote in this process.

The valuation committee comprises investment professionals, fixed income and equity traders, risk management professionals and accountants and is advised at each meeting by legal, compliance and internal audit professionals.  Valuations used for each individual security within the Fund are reviewed every night by Columbia Management fixed income traders prior to the calculation of the Fund’s NAV for that day. If the fixed income traders determine that adjustments are required, they must be verified by an independent third party or approved by the valuation committee.

The Fund does not provide detailed information on prices on individual securities except annually at December 31.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of September 30, 2008, we and/or our managed centers are defendants in 67 such claims inclusive of years 1999 through 2008.  It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.   It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

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

Medicare—

Effective October 1, 2007, our PPS rates were increased by 5.5% due to inflation update (3.3%) and Care Based Statistical Area (CBSA) designations.  We estimate that the positive revenue effect of the Centers for Medicare and Medicaid Services (CMS) final rule was $3,946,766 for the first nine months of 2008.  The inflation update (or market basket increase) was 3.1% in 2006 and 3.3% in 2007.

For the first nine months of 2008 our average Medicare per diem increased by 3.80% over the same period of 2007.   No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Medicaid—

Tennessee annual Medicaid rate increases were implemented effective July 1, 2008.  The increase in revenue was approximately $513,000 per quarter.

Missouri Medicaid funded a global rate increase for all providers of $3.00 per day effective for February 1, 2007 through June 30, 2007.  Effective July 1, 2007, an additional $6.00 per day increase was funded.  The combined effect of the eleven months in rate increases was approximately $1,275,000 in 2007.  The first nine months of 2008 effect was approximately $1,528,000.

South Carolina Medicaid annual per diem rate increases that were implemented on October 1, 2007 have resulted in additional revenues of approximately $251,000 per quarter.

For the first nine months of 2008 our average Medicaid per diem increased by 3.60% over the same period in 2007.  We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

Results for the three month period ended September 30, 2008 include a 10.5% increase in net revenues and a 107.1% increase in net income compared to the same period in 2007 after removing the after tax effect of a gain on sale of assets ($6,475,000) occurring in the 2007 period.

Net patient revenues increased $12,390,000 or 9.2% compared to the same period last year. Medicare, Medicaid and private pay per diem rates increased 4.1%, 2.85% and 5.84%, respectively, compared to the quarter a year ago.  Additionally, the January 2, 2008 acquisition of a 109-bed skilled nursing and rehabilitation facility located in Knoxville, Tennessee, the acquisition of a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility located in Charleston, South Carolina, effective August 1, 2008, and the completion of a 60-bed addition to an existing facility located in North Augusta, South Carolina, effective July 1, 2008 added approximately $4,351,000 in net patient revenues.

The total census at owned and leased centers for the quarter averaged 92.4% compared to an average of 93.1% for the same quarter a year ago.

Other revenues increased $3,162,000 or 23.3% in the three month 2008 period to $16,750,000 from $13,588,000 in the 2007 three month period.  Increases in other revenues include increased collections of management and accounting services fees ($864,000), increased dividends and other realized gains on securities due both to higher dividend rates and greater numbers of securities owned ($79,000), greater earnings from our equity in unconsolidated investments (primarily from Caris HealthCare L.P., $188,000), and increased rental income ($2,524,000).  The increased rental income is due primarily to (1) rental  revenues from nine Florida facilities acquired on October 31, 2007 in the merger with NHR ($1,850,000) and (2) rental revenues from the real estate of a 544 bed long term care center and 66 unit assisted living center located in Chattanooga, Tennessee acquired on November 1, 2007 ($600,000).

Increases in other revenues in the 2008 period over the 2007 period were offset in part due to decreases in interest revenue ($721,000) and in advisory fees ($125,000).  Interest revenue decreased in 2008 compared to 2007 due primarily to decreased investments caused by the expenditure by NHC of approximately $89,600,000 in cash to complete the merger with NHR effective on October 31, 2007.  Further, interest income decreased in 2008 compared to 2007 due to the collection of notes receivable of $13,571,000 occurring in the second, ($6,195,000) and fourth ($7,376,000) quarters of 2007.  The advisory fee income from NHR was terminated with completion of the NHR merger with NHC on October 31, 2007.

Total costs and expenses for the 2008 third quarter compared to the 2007 third quarter increased $18,669,000 or 14.5% to $147,117,000 from $128,448,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $4,496,000 or 5.4% to $88,036,000 from $83,540,000.  Other operating expenses increased $3,763,000 or 9.2% to $44,755,000 for the 2008 period compared to $40,992,000 in the 2007 period.  Rent expense decreased $2,701,000 to $7,834,000 compared to $10,535,000 in the 2007 period.  Depreciation and amortization increased $2,326,000 or 59.8% to $6,218,000 from $3,892,000.  Interest costs decreased $7,000 to $274,000.   Costs and expenses for the 2007 third quarter include a $10,792,000 gain from the sale of land located in South Carolina.

Increases in salaries, wages and benefits are due to increased staffing due to the acquisition of two long-term skilled health care facilities (241 long-term beds), a 60-bed assisted living facility and due to completion of construction of a 60-bed addition to an existing facility ($2,374,000), increased costs for therapist services ($728,000) and inflationary wage increases.  Increases in other operating costs are due to costs associated with the acquisition of two long-term skilled health care facilities (241 long-term beds), a 60-bed assisted living facility and due to completion of construction of a 60-bed addition to an existing facility ($1,723,000) and inflationary increases offset in part due to decreases in workers compensation ($820,000).

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

Rent expense in the third quarter of 2008 declined by approximately $2,701,000 compared to the same quarter last year because NHC is no longer paying rent to NHR after the October 31, 2007 merger between the two companies.   This decline in rent expense is offset in part due to increased percentage rent to NHI ($101,000).  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 base year revenues.

Depreciation expense increased primarily due to the acquisition of certain depreciable assets during the last year.  The merger with NHR completed on October 31, 2007 added depreciable real property of $247,649,000 and the net increase in depreciation in the quarter ended September 30, 2008 was $2,326,000.

The income tax provision for the three months ended September 30, 2008 is $2,381,000 (an effective income tax rate of 14.7%).  The income tax provision and effective tax rate for 2008 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $4,187,000 (including $2,050,000 of interest and penalties) under FIN 48, or 25.9% of income before taxes. The income tax provision for the three months ended September 30, 2007 was $6,145,000 (an effective tax rate of 31.9%). The income tax provision and effective tax rate for 2007 were favorably impacted by statute of limitation expirations of $1,504,000 (including $499,000 of interest and penalties) under FIN 48, or 7.8% of income before taxes.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

Results for the nine month period ended September 30, 2008 include a 9.0% increase in net revenues and a 43.7% increase in net income compared to the same period in 2007 after removing both recovery and tax effect of the recovery of the note receivable and gain on sale of land occurring in the 2007 period.

Net patient revenues increased $32,007,000 or 8.0% compared to the same period last year.  Medicare, Medicaid and private pay per diem rates increased 3.8%, 3.6% and 6.1%, respectively, compared to the nine month period last year.  Additionally, the January 2, 2008 acquisition of a 109-bed skilled nursing and rehabilitation facility located in Knoxville, Tennessee, the acquisition of a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility located in Charleston, South Carolina effective August 1, 2008 and due to completion of construction of a 60-bed addition to an existing facility added approximately $7,857,000 in net patient revenues.

The total census at owned and leased centers for the nine months averaged 92.7% compared to an average of 92.75% for the same nine months a year ago.

Other revenues increased $7,798,000 or 18.3% in the nine month 2008 period to $50,325,000 from $42,527,000 in the 2007 nine month period.  Increases in other revenues include increased premiums from insurance services ($811,000), increased collections of management and accounting services fees ($1,659,000) increased dividends and other realized gains on securities due both to higher dividend rates and greater numbers of securities owned ($430,000), greater earnings from our equity in unconsolidated investments (primarily from Caris HealthCare L.P., $1,084,000), and increased rental income ($8,155,000).  The increased rental income is due primarily to (1) rental  revenues from nine Florida facilities received on October 31, 2007 in the merger with NHR ($5,654,000) and (2) rental revenues from the real estate of a 544 bed long term care center and 66 unit assisted living center located in Chattanooga, Tennessee acquired on November 1, 2007 ($1,800,000).

Increases in other revenues in the 2008 period over the 2007 period were offset in part due to decreases in interest revenue ($3,628,000) and in advisory fees ($375,000).  Interest revenue decreased in 2008 compared to 2007 due primarily to decreased investments caused by the expenditure by NHC of approximately $89,600,000 in cash to complete the merger with NHR effective on October 31, 2007.  Further, interest income decreased in 2008 compared to 2007 due to the collection of notes receivable of $13,571,000 occurring in the second, ($6,195,000) and fourth ($7,376,000) quarters of 2007.  The advisory fee income from NHR was terminated with completion of the NHR merger with NHC on October 31, 2007.

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

Total costs and expenses for the 2008 nine months compared to the 2007 nine months increased $44,237,000 or 11.2% to $439,127,000 from $394,890,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $17,636,000 or 7.2% to $261,889,000 from $244,253,000.  Other operating expenses increased $10,955,000 or 8.9% to $134,708,000 for the 2008 period compared to $123,753,000 in the 2007 period.  Rent expense decreased $7,916,000 to $23,628,000 compared to $31,544,000 in the 2007 period.  Depreciation and amortization increased $6,763,000 or 58.9% to $18,239,000 from $11,476,000.  Interest costs decreased $188,000 to $663,000.

Costs and expenses for the 2007 nine months included a $6,195,000 recovery of a note receivable which had previously been written off and $10,792,000 gain on the sale of land.

Increases in salaries, wages and benefits are due to increased staffing due to the acquisition of two long-term health care facilities (241 long-term beds) and a 60-bed assisted living facility and due to the completion of construction of a 60-bed addition to an existing facility ($4,177,000), increased costs for therapist services ($3,091,000), increases in the provision for workers’ compensation and health insurance claims accrued ($1,239,000) and inflationary wage increases.  Increases in other operating costs are due to costs associated with the acquisition of two long-term health care facilities (241 long-term beds) and a 60-bed assisted living facility and due to the completion of construction of a 60-bed addition to an existing facility ($3,689,000) and inflationary increases offset in part due to decreases in workers compensation ($1,781,000).

Rent expense in the 2008 period declined by approximately $7,916,000 compared to the same period last year because NHC is no longer paying rent to NHR after the October 31, 2007 merger between the two companies.   This decline in rent expense is offset in part due to increased percentage rent to NHI ($429,000).  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 base year revenues.

Depreciation expense increased primarily due to the acquisition of depreciable assets in the last year.  The merger with NHR completed on October 31, 2007 added depreciable real property of $247,649,000 and the net increase in depreciation in the nine months ended September 30, 2008 was $6,763,000.

The income tax provision for the nine months ended September 30, 2008 is $13,416,000 (an effective tax rate of 29.9%).  The income tax provision and effective tax rate for 2008 were favorably impacted by statute of limitation expirations of $4,187,000 (including $2,050,000 of interest and penalties) under FIN 48, or 9.3% of income before taxes.  The income tax provision for the nine months ended September 30, 2007 was $17,221,000 (an effective tax rate of 34.9%).  The income tax provision and effective tax rate for 2007 were favorably impacted by statute of limitation expirations of $1,504,000 (including $499,000 of interest and penalties) under FIN 48, or 3.1% of income before taxes.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

	Three Months Ended				Nine Months Ended
	September 30		Three Month Change		September 30		Nine Month Change
	2008	2007	$	%	2008	2007	$	%
Cash and Cash equivalents
at beginning of period	$29,791	$67,702	$(37,911)	(56.0)	$2,379	$50,678	$(48,299)	(95.3)

Cash provided from (used
in) operating activities	18,876	13,270	5,606	42.2	46,903	34,784	12,199	34.8

Cash provided from (used
in) investing activities	(12,434)	(2,402)	(10,032)	(417.6)	(4,466)	(1,918)	(2,548)	(132.8)

Cash provided from (used
in) financing activities	13,524	(3,223)	16,747	519.6	4,941	(8,197)	13,138	160.3

Cash and cash equivalents
at end of period	$49,757	$75,347	$(25,590)	(34.0)	$49,757	$75,347	$(25,590)	(34.0)

Operating Activities - Net cash provided by operating activities for the nine months ended September 30, 2008, was $46,903,000 as compared to $34,784,000 provided in the same period last year.  Cash provided by operating activities for the current period benefited from increases in various accrued current liabilities including accrued risk reserves and decreases in deferred income, and accounts receivable.  The increases were offset by increases in the equity in earnings of unconsolidated investments and decreases in accrued payroll.  Increases in restricted cash totaled $13,927,000 compared to a $4,781,000 increase in the prior period.  The decrease in accounts receivable is due to collections and timing differences.

The increase in restricted cash in the current period is due primarily to the increase in cash reserved for our accrued risk reserves, including professional liability claims and workers’ compensation insurance claims, due to cash paid out for those claims.

The increase in other current liabilities and accrued risks reserves accounted for $10,556,000 in 2008 and $6,065,000 in 2007 of the cash provided by operating activities.  If the risks materialize as expected, which may not be finally known for several years, they will require the use of our restricted cash.

Investing Activities - Cash used in investing activities totaled $4,466,000 for the nine months ended September 30, 2008, as compared to $1,918,000 used in investing activities for the nine months ended September 30, 2007.  Cash used for property and equipment additions was $34,367,000 for the nine months ended September 30, 2008 and $11,821,000 in the comparable period in 2007.  Investments in notes receivable totaled $2,746,000 in 2008 compared to $0 in 2007.  Cash provided by net collections of notes receivable was $4,674,000 in 2008 compared to $7,195,000 in 2007.  Collections of our investment in the enhanced cash fund balance totaled $22,830,000 in the first nine months of 2008 compared to $-0- in 2007.

Costs included in property and equipment additions include $3,648,000 for a 60-bed addition to an existing facility located in North Augusta, South Carolina and $13,250,000 for the acquisition of a 132-bed long-term health care facility and a 60-bed assisted living facility located in Charleston, South Carolina.  The majority of the investments in notes receivable was a working capital loan to a leased facility.

Net cash provided by financing activities totaled $4,941,000 in the nine months ended September 30, 2008 compared to $8,197,000 net cash used for the same period in 2007.  Cash used for payments of debt totaled $7,433,000 and dividend payments to common and preferred shareholders totaled $14,592,000.  In the prior year, cash used for payments of debt totaled $1,686,000, dividend payments to common shareholders totaled $7,136,000.  Tax benefits from exercise of stock options provided cash of $1,439,000 in 2008 and $195,000 in 2007.  In the current period, $20,500,000 cash was provided by borrowing against our revolving credit facility compared to -0- borrowings in the same period in 2007.

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

At September 30, 2008, our ratio of long–term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 1.9%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2008 are as follows (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt principal	$30,502	$2	$20,500	$–	$10,000
Long-term debt - interest	5,235	988	893	850	2,231
Obligations to complete construction	279	279
Obligation to purchase senior secured notes from financial institutions	1,030	1,030	–	–	–
Operating leases	435,833	28,948	61,460	67,400	278,025
Total Contractual Cash Obligations	$472,879	$31,247	$82,853	$68,250	$290,256

We have guaranteed debt obligations of certain other entities totaling approximately $1,030,000.  These guarantees are included in the table above; however, we do not anticipate material obligations under these commitments.

Income taxes payable for uncertain tax positions under FIN 48 of $3,664,000, attributable to permanent differences, at September 30, 2008 has not been included in the above table because of the inability to estimate the period in which it is expected to occur.  See Note 2 of the Consolidated Financial Statements for a discussion on income taxes.

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

Guarantees and Contingencies

Debt Guarantees—

In addition to our primary debt obligations, which are included in our consolidated financial statements, we have guaranteed certain of the debt obligations of National and the ESOP.  This guarantee, which is not included as debt obligations in our consolidated financial statements, totals $1,030,000 at September 30, 2008.

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

As of September 30, 2008, our maximum potential loss related to debt guarantees and financial guarantees is $1,030,000.

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

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

C

liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 9:  Guarantees and Contingencies);

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months.  As a result of the short–term nature of our cash instruments, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments.  Approximately $13.8 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $7.6 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $48,000.  As of September 30, 2008, all of our long–term debt bears interest at variable interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $75,000.

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

Subsequent to September 30, 2008, the credit and liquidity crisis in the United States and throughout the global financial system triggered significant events and substantial volatility in world financial markets and the banking system that have had a significant negative impact on foreign and domestic financial markets.  As a result, our investment portfolio has incurred a significant decline in fair value since December 31, 2007.  However, because the values of our individual investments have and will fluctuate in response to changing market conditions, the amount of losses that will be recognized in subsequent periods, if any, cannot be determined.

Investment in Enhanced Cash Fund

Please see Note 5 – Investment in Enhanced Cash Fund and Application of Critical Accounting Policies regarding market risk related to our investment in an enhanced cash fund.

NATIONAL HEALTHCARE CORPORATION

September 30, 2008

(unaudited)

Item 4.  Controls and Procedures.

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company=s management, including the Chief Executive Officer (ACEO@) and Principal Accounting Officer (APAO@), of the effectiveness of the design and operation of the Company=s disclosure controls and procedures.  Based on that evaluation, the Company=s management, including the CEO and PAO, concluded that the Company=s disclosure controls and procedures were effective as of September 30, 2008.  There have been no changes in the Company=s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company=s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 9 of this Form 10–Q.

Item 1A.

Risk Factors.

During the nine months ended September 30, 2008, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation=s Annual Report on Form 10–K for the year ended December 31, 2007.

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

September 30, 2008

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 6, 2008	/s/ Robert G. Adams
Robert G. Adams
President
Chief Executive Officer

Date: November 6, 2008	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)