Form 10-K
period 2008-12-31
NATIONAL HEALTHCARE CORP
filed 2009-03-06
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Telephone Number: 615-890-2020
____________________________
Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Name of Each Exchange on which Registered
Shares of Common Stock Shares of Preferred Cumulative Convertible Stock	NYSE Alternext-US NYSE Alternext-US
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

The aggregate market value of Common Stock held by non-affiliates on June 30, 2008 (based on the closing price of such shares on the NYSE Alternext-US) was approximately $288 million.  For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.  The number of shares of Common Stock outstanding as of March 4, 2009 was 13,332,068.

Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K:
The Registrant’s definitive proxy statement for its 2009 shareholder’s meeting.

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

30

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

30

Item 7a.

Quantitative and Qualitative Disclosures about Market Risk

42

Item 8.

Financial Statements and Supplementary Data

44

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

83

Item 9A.

Controls and Procedures

83

Item 9B.

Other Information

86

Part III

Item 10.

Directors, Executive Officers and Corporate Governance.

86

Item 11.

Executive Compensation

86

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

86

Item 13.

Certain Relationships and Related Transactions and Director Independence

86

Item 14.

Principal Accounting Fees and Services

86

Part IV

Item 15.

Exhibits and Financial Statement Schedules

87

SIGNATURES

89

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

Merger in 2007 of National HealthCare Corporation and National Health Realty, Inc. and Issuance of NHC Convertible Preferred Stock

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

Each share of the NHC Preferred is entitled to annual preferred dividends of $0.80 per share and has a liquidation preference of $15.75 per share.  The NHC Preferred, which is listed on the NYSE Alternext-US Exchange with the symbol “NHC.PR.A”, is convertible at any time at the option of the shareholder into NHC common stock at a conversion price of $65.07.  Each share of the NHC Preferred is convertible into 0.24204 of a share of NHC common stock.  After the 5th anniversary of the closing date, NHC will have the option to redeem the NHC Preferred, in whole or in part, for $15.75 cash per share (plus accrued but unpaid dividends); provided that the NHC Preferred will not be redeemable prior to the 8th anniversary of the closing date unless the average closing price for NHC common stock for 20 trading sessions equals or exceeds the conversion price. The conversion price will be adjusted to reflect any future NHC stock splits or stock dividends. The cash required to complete the merger was provided substantially from NHC’s existing liquidity reserves.

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

We estimate that we experienced a reduction in our earnings per share as a result of the merger in 2008 of approximately 11%.  We believe, however, that this negative consequence is offset by the accretive effect that the merger has had and is expected to have on NHC’s free cash flow. We estimate that our net cash flows increased by approximately $4,000,000 in 2008 as a result of the merger.

Narrative Description of the Business.

Our business is long-term health care services.  At December 31, 2008, we operate or manage 76 long-term health care centers with a total of 9,772 licensed beds.  These numbers include 50 centers with 6,858 beds that we lease or own and 26 centers with 2,914 beds that we manage for others.  Of the 50 leased or owned centers, 34 are leased from National Health Investors, Inc. (NHI).  Through October 31, 2007, ten centers were leased from National Health Realty, Inc. (“NHR”).  Effective October 31, 2007, these previously leased properties were acquired by us.

Our 23 assisted living centers (11 leased or owned and 12 managed) have 921 units (418 units leased or owned and 503 units managed).  Our seven independent living centers (four leased or owned and three managed) have 761 retirement apartments (341 apartments leased or owned and 420 apartments managed).

During 2008, we operated 32 homecare programs and provided 405,945 homecare patient visits to 11,320 patients.

In 2003, we entered into a partnership agreement with Caris HealthCare, LP (Caris), in which we have a 50% ownership, in order to develop hospice services in selected market locations in Tennessee.  In December 2007, we licensed our first owned hospice program in Greenville, South Carolina and began providing services in January 2008.  Combined, we provide hospice care to over 1,000 patients per day in 16 locations.

We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units, sub-acute nursing units and a number of in-house pharmacies.  Similar specialty units are under consideration at a number of our centers, as well as free standing projects.

Long-Term Care Services and Net Patient Revenues. Health care services we provide include a comprehensive range of services.  In fiscal 2008, 90% of our net revenues was derived from such health care services.  Highlights of health care services activities during 2008 were as follows:

A.

Long-Term Health Care Centers.  The most significant portion of our business and the base for our other long-term health care services is the operation of our skilled nursing centers.  In our centers, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day.  In addition, our centers provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services.  We own or lease and operate 50 long-term health care centers as of December 31, 2008, of which two were acquired during 2008. We manage 26 centers for third party owners.  Revenues from the 50 centers we own or lease are reported as patient revenues in our financial statements.  Management fee income is recorded as other revenues from the 26 facilities that we manage.   We generally charge 6% to 7% of facility net revenues for our management services.  Average occupancy in long-term health care centers we operate was 92.5% during the year ended December 31, 2008.

B.

Rehabilitative Services.  We provide therapy services through Professional Health Services, a division of NHC.  Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities.  We maintained a rehabilitation staff of over 700 highly trained, professional therapists in 2008.  The majority of our rehabilitative services are for patients in our owned and managed long-term care centers.  However, we also provide services to over 100 additional health care providers and operate three free-standing outpatient rehabilitation clinics in Tennessee.  We are the designated sports medicine provider for Middle Tennessee State University in Murfreesboro, Tennessee.  Our rates for these services are competitive with other market rates.

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

D.

Managed Care Contracts.  We operate one South Carolina, one Missouri, and three Tennessee  regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of our owned and managed centers.  Managed care patient days were 101,574 in 2008, 74,428 in 2007, and 57,203 in 2006.

E.

Hospice.  Hospice services provide for the physical, spiritual and psychosocial needs of individuals facing a life-limiting illness. Resources including palliative and clinical care, education, spiritual, counseling and other services take into consideration both the needs of patients and the needs of family members.  We licensed our first owned hospice program in Greenville, South Carolina in December 2007 and began providing services in January 2008.  By December 2008, we had admitted over 100 patients.  A branch office in Anderson, South Carolina is planned for the first quarter of 2009.  This hospice is owned by us and managed by Caris HealthCare, L.P. (“Caris”).  See Other Revenues in this section for more about Caris.

F.

Pharmacy Operations.  At December 31, 2008, we operated four regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina, and one in Missouri).  These pharmacy operations use a central location to supply (on a separate contractual basis) pharmaceutical services (consulting and medications) and supplies.  Effective January 1, 2006, Medicare Part D was implemented by Centers for Medicare and Medicaid Services (CMS).  Part D shifted payment of most pharmaceuticals from Medicaid plans to other payors (e.g. Private Pay, Insurance).   Regional pharmacies bill Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.  Our regional pharmacies currently serve approximately 50 long-term care centers.

G.

Assisted Living Projects.  Our assisted living centers are dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities.  We own or lease 11 and manage 12 assisted living centers.  Of these 23 centers, 11 are located within the physical structure of a skilled nursing center or retirement center and 12 are freestanding.  In 2008, the rate of occupancy was 92.7%.  Certificates of Need are not required to build these projects and we believe that overbuilding has occurred in some of our markets.

H.

Retirement Centers.  Our four owned or leased and three managed retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas.  In most cases, retirement centers also include long-term health care facilities, either in contiguous or adjacent licensed health care centers.  Charges for services are paid from private sources without assistance from governmental programs.  Retirement centers may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need such as is required for health care centers.  We have, in several cases, developed retirement centers adjacent to our health care properties with an initial construction of 40 to 80 units and which units are rented by the month; thus these centers offer an expansion of our continuum of care.  We believe these retirement units offer a positive marketing aspect of our health care centers.

We have one managed and one owned retirement center which are “continuing care communities”, where the resident pays a substantial endowment fee and a monthly maintenance fee.  The resident then receives a full range of services - including nursing home care - without additional charge.

I.

Homecare Programs.  Our home health care programs (we call them homecare) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities.  Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies.  Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment.  NHC operates 32 homecare licensed and Medicare-certified offices in three states (Tennessee, South Carolina, and Florida) and some of our homecare patients are previously discharged from our long-term health care centers.  Medicare reimbursement for homecare services is paid under a prospective payment system.  Under this payment system, we receive a prospectively determined amount per patient per 60 day episode as defined by Medicare guidelines.  Medicare episodes increased from 16,277 in 2007 to 17,266 in 2008 primarily due to an increase in the number of patients served, which increased from 10,230 in 2007 to 11,320 in 2008.  Visits increased from 388,321 in 2007 to 405,945 in 2008.

Other Revenues.  We generate revenues from insurance services to our managed centers, from management, accounting and financial services to third party long-term care, assisted living and independent living centers, from dividends and other realized gains and losses on securities and from rental and interest income.  In fiscal 2008, 10% of our net revenues was derived from such other sources.  The significant sources of our other revenues are described as follows:

A.

Insurance Services.  NHC owns a Tennessee domestic licensed insurance company.  The company is licensed in several states and provides workers’ compensation coverage to the majority of NHC operated and managed facilities in addition to other nursing homes, assisted living and retirement centers.  A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC’s owned and managed centers.  This company elects to be taxed as a domestic subsidiary.  We also self-insure our employees’ (referred to as “partners”) health insurance benefit program at a cost we believe is less than a commercially obtained policy.  Finally, we operate a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies.  NHC’s revenues from insurance services totaled $16,690,000 in 2008.

B.

Management, Accounting and Financial Services.  We provide management services to long-term health care centers, assisted living centers and independent living centers operated by third party owners.  We typically charge 6% of the managed centers’ revenues as a fee for these services.  Additionally, we provide accounting and financial services to other long-term care or related types of entities who typically have been or are in the process of being transferred from bankrupt organizations or from entities operating in states with economically unreasonable liability insurance premiums into the hands of small operators or not-for-profit entities.  No management services are provided to these entities.  As of December 31, 2008, we perform management services for 26 centers and accounting and financial services for 28 centers.  NHC’s revenues from management, accounting and financial services totaled $18,496,000 in 2008.

C.

 Equity in Earnings of Unconsolidated Investments.  Earnings from investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  If the earnings from our equity investments are from business operations that are long-term care services, we report the earnings in Other Revenues in the Consolidated Statements of Income.  Our most significant equity method investment is a 50% ownership and voting interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services in NHC owned health care centers and in other settings.  In 2003, we entered into a partnership agreement with Caris in order to develop hospice programs in selected market locations.  We currently have fifteen locations in Tennessee.

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

Long-Term Care Center Occupancy Rates

The following table shows certain information relating to occupancy rates for our continuing owned and leased long-term health care centers:

	Year Ended December 31
	2008	2007	2006

Overall census	92.5%	92.5%	93.6%

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

Certain groups of patients receive funds to pay the cost of their care from a common source.  The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31
Source	2008	2007	2006
Private	30%	29%	28%
Medicare	40%	39%	39%
Medicaid/Skilled	9%	9%	10%
Medicaid/Intermediate	20%	22%	22%
VA and Other	1%	1%	1%
Total	100%	100%	100%

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

Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts.  We attempt to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing the marketing of those services through market areas and “Managed Care Offices”, of which five were open at December 31, 2008.  These services are designed to speed the patient's recovery and allow the patient to return home as soon as is practical.  In addition to educating physicians and patients to the advantages of the rehabilitative services, we have also implemented incentive programs which provide for the payment of bonuses to our regional and center personnel if they are able to achieve private and Medicare goals at their centers.

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

In all states in which we operate, before a long-term care facility can make a capital expenditure exceeding certain specified amounts or construct any new long-term health care beds, approval of the state health care regulatory agency or agencies must be obtained and a Certificate of Need issued.  The appropriate state health planning agency must determine that a need for the new beds or expenditure exists before a Certificate of Need can be issued.  A Certificate of Need is generally issued for a specific maximum amount of expenditure and the project must be completed within a specific time period.  There is no advance assurance that we will be able to obtain a certificate of need in any particular instance.  In some states, approval is also necessary in order to purchase existing health care beds, although the purchaser is normally permitted to avoid a full scale certificate of need application procedure by giving advance written notice of the acquisition and giving written assurance to the state regulatory agency that the change of ownership will not result in a change in the number of beds, services offered and, in some cases, reimbursement rates at the facility.

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

Medicare and Medicaid Participation by Our Centers

All health care centers, owned, leased or managed by us are certified to participate in Medicare.  Health care centers participating in Medicare are known as SNFs (Skilled Nursing Facilities).  All but six of our affiliated nursing centers participate in Medicaid.  All of our homecares (Home Health Agencies) participate in Medicare which comprises over 95% of their revenue.  Homecares also participate in Medicaid.

During the fiscal year, each nursing center receives payments from Medicare and, if participating, from Medicaid.  We record as receivables the amounts we ultimately expect to receive under the Medicare and Medicaid programs and record into profit or loss any differences in amounts actually received at the time of interim or final settlements.  Adjustments have not had a material adverse effect within the last three years.

Certifications and Participation Requirements; Efforts to Impose Reduced Payments

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs.  Failure to obtain and maintain Medicare and Medicaid certification at our nursing centers would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue.  In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients.  Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.  For the fiscal year ended December 31, 2008, we derived 40% and 29% of our net patient revenues from the Medicare and Medicaid programs, respectively.  Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our profitability.  We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations.  No assurance can be given that such reforms will not have a material adverse effect on us.

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

Effective October 1, 2008, our PPS rates were increased by 3.4% due to inflation factors.

Prescription Drugs - Medicare Part D - On December 8, 2003, the Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act (MMA) of 2003.  This landmark legislation has caused significant changes to the long term care business.  The MMA legislation provides seniors and people with disabilities with the first comprehensive prescription drug benefit ever offered under the Medicare program, the most significant improvement to senior health care in nearly 40 years.  Under Part D, private insurance companies contract with Medicare to provide coverage for anyone eligible for Part D that chooses to enroll in a Prescription Drug Plan (PDP).  Most patients are enrolled in a PDP including Medicaid and Private Pay patients.  There are multiple PDP’s.

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

Most of our nursing centers and assisted living centers are supplied prescriptions by our owned regional pharmacies known as Network Pharmacies.  Network provides prescriptions to 46 owned, 11 managed, and 15 trade entities.  MMA brought great concern over prescription revenue and collections as with any new reimbursement plan.  Network personnel worked tirelessly in 2006 to successfully implement Part D in addition to accepting new business.  Write-offs of uncollectible claims have been less than what we expected.  We expect that changes to PDP payment methodology by CMS could have a negative effect on rates.  Substantial increases in drug costs could occur which would negatively impact our gross margin for prescriptions.

Therapy -Therapy caps went into effect on January 1, 2006.  The DRA of 2005 provides an exception process under which additional services could be approved when medically justified.  Therapy caps are increased to $1,810, effective January 1, 2008, per patient per calendar year for Physical/Speech and Occupational therapy.  The financial impact of therapy caps is not measurable at this time.  The effect to our business may or may not be significant.

Homecares (HHAs)

Medicare is uniform nationwide and reimburses homecares under a fixed payment methodology named the Prospective Payment System (HH PPS).  PPS was instituted as mandated by the Balanced Budget Act of 1997.  PPS became effective for our homecares effective October 1, 2000.  Generally, Medicare makes payment under the HH PPS on the basis of a national standardized 60-day episode payment, adjusted for case mix and geographical wage index. Payment rates are updated periodically and were last adjusted on January 1, 2008.  The acuity classification system is named HHRGs (Home Health Resource Groups).

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

In Tennessee, annual Medicaid rate increases were implemented effective July 1, 2008.  The Tennessee increase in revenue was approximately $514,000 per quarter.  In Missouri, Medicaid implemented a global increase in all providers’ rates on July 1, 2008 of $6.00 per day.  The quarterly effect of the Missouri increase was a $330,000 increase in revenues.

Health Care Center Construction and Purchases

We have completed or anticipate completion of the following long-term health care centers.

Description	Number of Beds	Location	Cost	Date Placed in Service or Expected Completion
Bed Addition	60	North Augusta, SC	$6,657,000	3rd Quarter 2008
New Facility	120	Bluffton, SC	$17,753,000	4th Quarter 2009

We have purchased or leased the following facilities:

Description	Location	Capitalized Cost	Date Placed in Service
544-Bed Long-Term Care Center 66-Unit Assisted Living Facility	Chattanooga, TN	$14,760,000	November 2007
109-bed Skilled Nursing and Rehabilitation Facility	Knoxville, TN	$6,347,000	January 2008
132-Bed Skilled Nursing and Rehabilitation Facility 60-Bed Assisted Living Facility	Charleston, SC	$13,250,000	August 2008

The Chattanooga, Tennessee property has been leased to a third party provider and generates rental revenue for NHC.

In addition, effective in January 2008 we purchased two tracts of land located in South Carolina and one tract located in Tennessee.  These tracts were undeveloped and are held for future development.

Competition

In most of the communities in which we operate health care centers, there are other health care centers with which we compete.  We own, lease or manage (through subsidiaries) 76 long-term health care facilities located in 10 states.  Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities.  There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including us, dominates any of these state’s long-term health care markets, except for some small rural markets which might have only one long-term health care facility.  In competing for patients and staff with these centers, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations.  The reputation in the community and the physical appearance of our health care centers are important in obtaining patients, since members of the patient’s family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital.  We believe that by providing and emphasizing rehabilitative as well as skilled care services at our centers, we are able to broaden our patient base and to differentiate our centers from competing health care centers.

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

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees.  In order to enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs.  We support the Foundation for Geriatric Education.  We also conduct an “Administrator in Training” course, 24 months in duration, for the professional training of administrators.  Presently, we have four full-time individuals in this program.   Four of our six regional vice presidents and 52 of our 76 health care center administrators are graduates of this program.

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

Employees

As of December 31, 2008, our Administrative Services Contractor plus our managed centers had approximately 12,000 full and part time employees, who we call “Partners”.  No employees are represented by a bargaining unit.  We believe our current relations with our employees are good.

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

Item 1A.  Risk Factors

You should carefully consider the risk factors set forth below, as well as the other information contained in this Annual Report on Form 10-K.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K, because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements.  The risks described below are not the only risks facing us.  Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations.  Any of the following risks could materially adversely affect our business, financial condition or results of operations and cash flows.

Risks Relating to Our Company

We depend on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from such payors may be reduced.  - We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs.  For the year ended December 31, 2008, we derived approximately 61% of our net revenues from the Medicare, Medicaid and other government programs.  Third-party payor programs are highly regulated and are subject to frequent and substantial changes.  Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins.  Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits.  Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary.  There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers.  In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance.  We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors.

Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations.  It is possible that the effects of further refinements to PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations.  See Item 1, “Business – Regulation and Licenses” and “Medicare Legislation and Regulations” and “Medicaid Legislation and Regulations”.

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

We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, have had and could have an adverse effect on our financial position, results of operations and cash flows. See Item 1, "Business - Regulation and Licenses”.

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

We are defendants in significant legal actions, which are commonplace in our industry, and which could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our liquidity and financial condition - As is typical in the health care industry, we are subject to claims that our services have resulted in resident injury or other adverse effects.  We, like our industry peers, have experienced an increasing trend in the frequency and severity of professional liability, workers’ compensation, and health insurance claims and litigation asserted against us.  In some states in which we have significant operations, insurance coverage for the risk of punitive damages arising from professional liability claims and/or litigation may not, in certain cases, be available due to state law prohibitions or limitations of availability.  We cannot assure you that we will not be liable for punitive damage awards that are either not covered or are in excess of our insurance policy limits. We also believe that there have been, and will continue to be, governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations.  Insurance is not available to cover such losses.  Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.

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

We are invested in a cash fund in liquidation that has been affected by turmoil in the financial and credit markets that started in the summer of 2007 in the United States.  At December 31, 2008, we reported an aggregate investment of $7,804,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”) which invests principally in corporate debt, mortgage-backed securities and asset-backed securities.  During December, 2007 the Fund’s manager notified us that Fund cash redemptions to investors were suspended and the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders that is expected to be substantially completed in 2009.  As the fund is liquidated, we expect to receive our pro rata share of the Fund in cash distributions.  However, it is possible that Fund distributions may be suspended for a longer period than indicated by the Fund manager and that the Fund value may be less than the current net asset value stated by the Fund manager.  Our inability to withdraw our investment in the Fund may cause us to borrow funds sooner than would otherwise be required. It is possible that future events could require us to make significant adjustments or revisions to our estimates of the Fund value.

Recent legislation and the increasing costs of being publicly owned are likely to impact our future consolidated financial position and results of operations. - In connection with the Sarbanes-Oxley Act of 2002, we are subject to rules requiring our management to report on the effectiveness of our internal control over financial reporting.  If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information which could, in turn, have an adverse effect on our business, results of operations, financial condition and cash flows.

Significant regulatory changes, including the Sarbanes-Oxley Act and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, have increased, and in the future are likely to further increase, general and administrative costs.  In order to comply with the Sarbanes-Oxley Act of 2002, the listing standards of the NYSE Alternext-US exchange, and rules implemented by the Securities and Exchange Commission (SEC), we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources.  Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations.  As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

New accounting pronouncements or new interpretations of existing standards could require us to make adjustments in our accounting policies that could affect our financial statements. - The Financial Accounting Standards Board, the SEC, or other accounting organizations or governmental entities issue new pronouncements or new interpretations of existing accounting standards that sometimes require us to change our accounting policies and procedures.  Future pronouncements or interpretations could require us to change our policies or procedures and have a significant impact on our future financial statements.

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. - We provide management and/or financial services to health care centers, assisting living centers and independent living centers owned by third parties.  At December 31, 2008, we perform management services (which include financial services) for 26 such centers and accounting and financial services for an additional 28 such centers. Furthermore, we previously provided advisory services to NHR, prior to the merger with NHC, a publicly traded REIT and financial services to Management Advisory Source, LLC which company provides advisory services to NHI, a publicly traded REIT.  The ARisk Factors” contained herein as applying to us may in many instances apply equally to these other entities for which we provide services.  We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities.  Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. - As of December 31, 2008, we leased or owned 76 skilled nursing centers, 23 assisted living centers, and seven independent living centers.  Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment.  Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers.  In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers.  We are undertaking a process to allocate more aggressively capital spending within our owned and leased centers in an effort to address issues that arise in connection with an aging physical plant.

If factors, including factors indicated in these “Risk Factors” and other factors beyond our control render us unable to direct the necessary financial and human resources to the maintenance, upgrade and modernization of our physical plant and equipment, our business, results of operations, financial condition and cash flow could be adversely impacted.

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

We are exposed to market risk due to the fact that outstanding debt and future borrowings are or will be subject to wide fluctuations based on changing interest rates. - Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices.  Our primary exposure to market risk is interest rate risk associated with variable rate borrowings.  We currently have a $75,000,000 revolving credit agreement.  The revolving credit agreement provides for variable rates and if market interest rates rise, so will our required interest payments on any future borrowings under the revolving credit facility.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Long-Term Health Care Centers

				Total	Joined
State	City	Center Name	Affiliation	Beds	NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	1973
	Moulton	NHC HealthCare, Moulton	Leased(1)	136	1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned(2)	135	1989
	Rossville	NHC HealthCare, Rossville	Leased(1)	112	1971

Kansas	Chanute	Chanute HealthCare Center	Managed	77	2001
	Council Grove	Council Grove HealthCare Center	Managed	80	2001
	Haysville	Haysville HealthCare Center	Managed	119	2001
	Larned	Larned HealthCare Center	Managed	80	2001
	Sedgwick	Sedgwick HealthCare Center	Managed	62	2001

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194	1971
	Madisonville	NHC HealthCare, Madisonville	Leased(1)	94	1973

Massachusetts	Greenfield	Buckley-Greenfield Health Care Center	Managed	120	1999
	Holyoke	Holyoke Health Care Center	Managed	102	1999
	Quincy	John Adams Health Care Center	Managed	71	1999
	Taunton	Longmeadow of Taunton	Managed	100	1999

Missouri	Columbia	Columbia HealthCare Center	Managed	97	2001
	Desloge	NHC HealthCare, Desloge	Leased(1)	120	1982
	Joplin	Joplin HealthCare Center	Managed	92	2001
	Joplin	NHC HealthCare, Joplin	Leased(1)	126	1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170	1982
	Macon	Macon Health Care Center	Managed	120	1982
	Osage Beach	Osage Beach Health Care Center	Managed	120	1982
	St. Charles	Charlevoix HealthCare Center	Managed	142	2001
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120	1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	1987
	Springfield	Springfield Rehabilitation and	Managed	120	1982
		Health Care Center
	Town & Country	NHC HealthCare, Town & Country	Owned	200	2001
	West Plains	NHC HealthCare, West Plains	Owned(3)	120	1982

New Hampshire	Epsom	Epsom Health Care Center	Managed	108	1999
	Manchester	Maple Leaf Health Care Center	Managed	114	1999
	Manchester	Villa Crest Health Care Center	Managed	126	1999

Long-Term Health Care Centers
(continued)
				Total	Joined
State	City	Center Name	Affiliation	Beds	NHC
South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290	1973
	Charleston	NHC HealthCare, Charleston	Owned	132	2008
	Clinton	NHC HealthCare, Clinton	Owned(3)	131	1993
	Columbia	NHC HealthCare, Parklane	Owned(3)	180	1997
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152	1973
	Greenville	NHC HealthCare, Greenville	Owned(3)	176	1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176	1973
	Lexington	NHC HealthCare, Lexington	Owned(3)	120	1994
	Mauldin	NHC HealthCare, Mauldin	Owned(3)	180	1997
	Murrells Inlet	NHC HealthCare, Garden City	Owned(3)	148	1992
	North Augusta	NHC HealthCare, North Augusta	Owned(3)	192	1991
	Sumter	NHC HealthCare, Sumter	Managed	138	1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98	1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	1971
	Columbia	Maury Regional Hospital	Managed	20	1996
	Columbia	NHC HealthCare, Columbia	Leased(1)	106	1973
	Columbia	NHC HealthCare, Hillview	Leased(1)	92	1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94	1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191	1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120	1976
	Farragut	NHC HealthCare, Farragut	Owned(3)	90	1998
	Franklin	NHC Place, Cool Springs	Owned	180	2004
	Franklin	NHC HealthCare, Franklin	Leased(1)	80	1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	1971
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	172	1977
	Knoxville	Holston Health & Rehabilitation Center	Owned	109	2008
	Knoxville	NHC HealthCare, Knoxville	Leased(1)	139	1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96	1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60	1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100	1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60	1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150	1971
	Milan	NHC HealthCare, Milan	Leased(1)	122	1971
	Murfreesboro	AdamsPlace	Owned(3)	90	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	1974
	Nashville	The Health Center of Richland Place	Managed	107	1992
	Nashville	McKendree Village	Managed	300	2008
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128	1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102	1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72	1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	120	1975
	Springfield	NHC HealthCare, Springfield	Leased(1)	107	1973

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120	1973

Assisted Living Units

State	City	Center	Affiliation	Units

Alabama	Anniston	NHC Place/Anniston	Owned(3)	68

Arizona	Gilbert	The Place at Gilbert	Managed	50
	Glendale	The Place at Glendale	Managed	38
	Tucson	The Place at Tucson	Managed	50
	Tucson	The Place at Tanque Verde	Managed	38

Kansas	Larned	Larned Health Care Center	Managed	19

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	8

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	25

New Hampshire	Manchester	Villa Crest Assisted Living	Managed	29

South Carolina	Charleston	NHC Place/Charleston	Owned	60
	Conway	The Place at Conway	Managed	42

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned(3)	84
	Franklin	NHC Place, Cool Springs	Owned	46
	Gallatin	The Place at Gallatin	Managed	42
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	6
	Kingsport	The Place at Kingsport	Managed	44
	Murfreesboro	AdamsPlace	Owned(3)	83
	Nashville	McKendree Manor	Managed	85
	Nashville	Richland Place	Managed	24
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	12
	Tullahoma	The Place at Tullahoma	Managed	42

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units	Est.
Kansas	Larned	Larned HealthCare Center	Managed	10	2001

Missouri	St. Charles	Lake St. Charles Retirement	Leased(1)	155	1984
		Apartments

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30	1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63	1987
	Murfreesboro	AdamsPlace	Owned(3)	93	1997
	Nashville	McKendree Tower and Cottages	Managed	273	2008
	Nashville	Richland Place Retirement Apartments	Managed	137	1993

Homecare Programs

State	City	Homecare Programs	Affiliation	Est.

Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned	1994
	Chipley	NHC HomeCare of Chipley	Owned	1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned	1994
	Marianna	NHC HomeCare of Marianna	Owned	1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned	1999
	Ocala	NHC HomeCare of Ocala	Owned	1996
	Panama City	NHC HomeCare of Panama City	Owned	1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned	1994
	Quincy	NHC HomeCare of Quincy	Owned	1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned	1997

South Carolina	Aiken	NHC HomeCare of Aiken	Owned	1996
	Greenville	NHC HomeCare of Greenville	Owned	2007
	Greenwood	NHC HomeCare of Greenwood	Owned	1996
	Laurens	NHC HomeCare of Laurens	Owned	1996

Tennessee	Athens	NHC HomeCare of Athens	Owned	1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned	1985
	Columbia	NHC HomeCare of Columbia	Owned	1977
	Cookeville	NHC HomeCare of Cookeville	Owned	1976
	Dickson	NHC HomeCare of Dickson	Owned	1977
	Franklin	NHC HomeCare of Franklin	Owned	2007
	Johnson City	NHC HomeCare of Johnson City	Owned	1978
	Knoxville	NHC HomeCare of Knoxville	Owned	1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned	1977
	Lebanon	NHC HomeCare of Lebanon	Owned	1997
	Lewisburg	NHC HomeCare of Lewisburg	Owned	1977
	McMinnville	NHC HomeCare of McMinnville	Owned	1976
	Milan	NHC HomeCare of Milan	Owned	1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned	1976
	Pulaski	NHC HomeCare of Pulaski	Owned	1985
	Somerville	NHC HomeCare of Somerville	Owned	1983
	Sparta	NHC HomeCare of Sparta	Owned	1984
	Springfield	NHC HomeCare of Springfield	Owned	1984

(1)

Leased from NHI

(2)

NHC HealthCare/Fort Oglethorpe and NHC HealthCare/Fort Sanders are owned by separate limited partnerships.  The Company owns approximately 80% of the partnership interest in Fort Oglethorpe and 25% of the partnership interest in Fort Sanders.

(3)

Acquired upon merger of NHR and NHC.

 The following table includes certain information regarding Healthcare Facilities which are owned or leased by us and leased to others:

Name of Facility	Location	No. of Beds
Long-Term Care
The Aristocrat	Naples, FL	60
The Health Center at Coconut Creek	Coconut Creek, FL	120
The Health Center of Daytona Beach	Daytona Beach, FL	73
The Imperial Health Care Center	Naples, FL	113
The Health Center of Windermere	Orlando, FL	120
Charlotte Harbor Health Care Center	Port Charlotte, FL	180
The Health Center at Standifer Place	Chattanooga, TN	544

Assisted Living
The Place at Vero Beach	Vero Beach, FL	120
The Place at Merritt Island	Merritt Island, FL	84
The Place at Stuart	Stuart, FL	84
Standifer Place Assisted Living	Chattanooga, TN	66

Item 3.  Legal Proceedings.

General and Professional Liability Lawsuits and Insurance

The long term care industry has experienced significant amounts of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2008, we and/or our managed centers are currently defendants in 59 such claims covering the years 1999 through December 31, 2008.   Eleven of the 59 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the 11 Florida suits, four suits relate to events before and seven suits relate to events after our cessation of business in Florida.  These latter seven suits assert allegations of continued exposure even after we ceased operations.

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

Beginning in 2003, both primary and excess professional liability insurance coverage is being provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $11.0 million in 2003, $12.0 million for years 2004-2005, $14.0 million for years 2006-2007 and $16.0 million for year 2008.  Years 2003-2007 have a $7.5 million annual excess aggregate while 2008 has a $9 million excess annual aggregate.

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

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of common stock of National HealthCare Corporation are listed on the NYSE Alternext-US exchange under the symbol NHC.  NHC was previously listed on the American Stock Exchange until its acquisition by NYSE in October 2008.  The closing price for the NHC common shares on March 4, 2009 was $40.15.  On December 31, 2008, NHC had approximately 4,100 shareholders, comprised of approximately 2,400 shareholders of record and an additional 1,700 shareholders indicated by security position listings.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC's common shares.

2007	Stock Prices		Cash Dividends Declared
	High	Low
1st Quarter	$57.50	$50.02	$.180
2nd Quarter	57.50	49.80	.210
3rd Quarter	54.59	48.73	.210
4th Quarter	55.75	46.75	.210

2008
1st Quarter	$51.70	45.75	$.210
2nd Quarter	53.95	45.75	.240
3rd Quarter	53.95	42.75	.240
4th Quarter	50.64	34.10	.240

There was no repurchase or publicly announced programs to repurchase our common stock in 2007 or 2008.

Although we intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.

Since November 1, 2007, the shares of convertible preferred stock of NHC are listed on the NYSE Alternext-US exchange under the symbol NHC.PR.A.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC’s preferred shares.

	Stock Prices		Cash Dividends Declared
2007	High	Low
4th Quarter (from November 1, 2007)	$15.00	$13.00	$.1689

2008
1st Quarter	$15.24	$13.00	$.20
2nd Quarter	14.30	12.73	.20
3rd Quarter	14.16	12.75	.20
4th Quarter	14.00	9.00	.20

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	992,196	$30.55	866,652
Equity compensation plans not approved by security holders	–	–	–
Total	992,196	$30.55	866,652

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2003 through December 31, 2008 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and (iii) the Standard & Poor’s Health Care Index (“S&P Health Care Index”).  Cumulative total stockholder return assumes the reinvestment of all dividends.  Stock price performances shown in the graph are not necessarily indicative of future price performances.

**Comparison of Cumulative Total Return**

350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
DOLLARS

| | 2003 | 2004 | 2005 | 2006 | 2007 | 2008 |
|---|---|---|---|---|---|---|
| NHC | $100 | $180 | $193 | $289 | $275 | $275 |
| S & P 500 | $100 | $111 | $116 | $135 | $142 | $90 |
| S & P Health Care Index | $100 | $102 | $108 | $116 | $125 | $96 |

Item 6.  Selected Financial Data.

The following table represents selected financial information for the five years ended December 31, 2008.  The data for 2008, 2007 and 2006 has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements, accompanying footnotes and Management’s Discussion and Analysis.

	As of and for the Year Ended December 31,
	2008	2007(1)(2)	2006(3)	2005	2004
	(in thousands, except per share data)

Operating Data:
Net revenues	$648,943	$598,034	$562,958	$542,381	$521,829
Total costs and expenses	595,656	525,800	508,679	495,691	481,774
Income before income taxes	53,287	72,234	54,279	46,690	40,055
Income tax provision	16,916	26,785	17,539	18,055	16,083
Net income	36,371	45,449	36,740	28,635	23,972
Dividends to preferred shareholders	8,673	1,831	–	–	–
Net income available to common shareholders	27,698	43,618	36,740	28,635	23,972

Earnings per common share:
Basic	$2.16	$3.47	$2.99	$2.34	$2.05
Diluted	2.11	3.36	2.85	2.24	1.95

Cash dividends declared:
Per preferred share	$.80	$.169	$–	$–	$–
Per common share	.93	.810	.690	.575	.500

Balance Sheet Data:
Total assets	$777,296	$698,408	$471,477	$410,625	$373,117
Accrued risk reserves	106,000	88,382	76,471	70,290	62,354
Long-term debt, less current portion	10,000	10,000	10,381	13,568	16,025
Debt serviced by other parties	–	–	–	–	1,494
Stockholders’ equity	480,817	455,708	249,142	203,059	182,348

(1)

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48.

(2)

On October 31, 2007, the Company completed its acquisition of NHR.

(3)

Effective January 1, 2006, the Company adopted FASB Statement No. 123(revised 2004).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview—

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of long-term health care services.  At December 31, 2008, we operate or manage 76 long-term health care centers with 9,772 beds in 10 states and provide other services in two additional states.  These operations are provided by separately funded and maintained subsidiaries.  We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, hospice care, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services to owners of long-term health care centers.

Executive Summary

Merger of National HealthCare Corporation and National Health Realty, Inc., and Issuance of NHC Convertible Preferred Stock - On October 31, 2007, NHC completed its acquisition of National Health Realty, Inc., (“NHR”) as contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), following the approval of the merger and approval of the issuance of shares of NHC Series A Convertible Preferred Stock (“NHC Preferred”) by the stockholders of NHC.  The acquisition has provided us with ownership of a portfolio of first class health care, retirement and assisted living centers and has enhanced our net cash flows by approximately $4,000,000 in 2008.  We estimate that we experienced a reduction in 2008 earnings per share of approximately 26 cents per common share basic (9 cents per share basic in 2007) and 25 cents per common share diluted (one cent per share diluted in 2007) due to the merger.  We believe, however, that the negative consequence is offset by the accretive effect that the merger has had and is expected to have in the future on NHC’s free cash flow.

$75,000,000 Revolving Credit Agreement – On October 28, 2008, National HealthCare Corporation extended its Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”).  The Credit Agreement provides for a $75,000,000 revolving credit facility (the “Credit Facility”).  Amounts outstanding under the Credit Facility bear interest at either, (i) the Eurodollar rate plus 0.375% or (ii) the prime rate.

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

Description	Beds	Location	Placed in Service (PS) or Began Construction (BC)
Purchase	200	Town & Country , MO	March 2006 – PS
Addition	30	Farragut, TN	Third Quarter 2006 – PS
Addition	60	Mauldin, SC	Third Quarter 2006 – PS
Addition	60	Columbia, SC	First Quarter 2007 – PS
Addition	60	Garden City, SC	First Quarter 2007 – PS
Addition	20	Franklin, TN	January 2008 – PS
Purchase	109	Knoxville, TN	January 2008 – PS
Addition	60	North Augusta, SC	June 2008 - PS
Purchase	132	Charleston, SC	August 2008 – PS
Purchase	60	Charleston, SC	August 2008 – PS
New Center	120	Bluffton, SC	October 2008 – BC

We expect to begin construction in 2009 of a new 92-bed facility in Hendersonville, Tennessee and a new 60-bed long-term care facility in Tullahoma, Tennessee.   During 2009, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.

In 2008, we developed an active hospice program in South Carolina independently of our partnership with Caris Healthcare.  On December 15, 2008, we licensed five new hospice locations in South Carolina.  One additional office is scheduled to open in the first quarter of 2009.

Accrued Risk Reserves – Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $106,000,000 at December 31, 2008 and are a primary area of management focus.  We have set aside restricted cash and marketable securities to fund our professional liability and workers’ compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors - Approximately 61% (2008), 60% (2007), and 63% (2006) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  We have made provisions of approximately $15,594,000 for other various Medicare and Medicaid issues for current and prior year cost reports and claims reviews.  Consistent with our revenue recognition policies, we will record revenues associated with the approved requests and the other various issues when the approvals, including the final cost report audits, are assured. We recorded revenues of $490,000, $2,910,000, and $3,928,000 for such settlements in 2008, 2007, and 2006, respectively

Revenue Recognition - Private Pay - For private pay patients in skilled nursing or assisted living facilities, we bill room and board in advance for the current month with payment being due upon receipt of the statement in the month the services are performed.  Charges for ancillary, pharmacy, therapy and other services to private patients are billed in the month following the performance of services; however, all billings are recognized as revenue when the services are performed.

Valuations and Impairments to our Investment in a Cash Fund in Liquidation – At December 31, 2008, we reported an aggregate investment of $7,804,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”) which invests principally in corporate debt, mortgage-backed securities and asset-backed securities.  On December 7,  2007 at which time our investment in the Fund totaled $39,500,000 the Fund’s manager notified us that due to turmoil in credit markets in the United States (1) Fund cash redemptions to investors were suspended, (2) the Fund’s valuation will be based on the market value of the underlying securities instead of amortized cost, (3) interest would continue to accrue and be paid and (4) the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders.  As the Fund is being liquidated, we have and expect to continue to receive our pro rata share of the Fund in cash distributions.

According to the Fund’s manager, total distributions from the Fund since December 6, 2007 through December 31, 2008 have totaled approximately 76% of original units.  During that period, we have received cash distributions of $29,041,000, reported realized losses of $859,000, and reported losses to reduce the Fund balance to its net asset value of $1,796,000.  During that same period, we have reported interest income from the fund of $810,000.

The Fund’s valuation fluctuates based on changes in the market values of the securities held by the Fund.  We will continue to evaluate our investment in the Fund for other-than-temporary impairments.  It is possible that future events could require us to make significant adjustments or revisions to our estimates of the Fund value.

As to valuation methods, all Fund assets are valued each business day by a third party accounting agent under the oversight of a valuation committee within Columbia Management.  Historically, a third party pricing service, or services, delivers the nightly security valuations based on widely available market data and sources to the accounting agent for the Fund.

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

Accrued Risk Reserves - We are principally self-insured for risks related to employee health insurance, workers’ compensation and professional and general liability claims.  Our accrued risk reserves primarily represent the accrual for self-insured risks associated with employee health insurance, workers’ compensation and professional and general liability claims.  The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims.  Our policy with respect to a significant portion of our workers’ compensation and professional and general liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims.  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis.

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of December 31, 2008, we and/or our managed centers are defendants in 59 such claims inclusive of years 1999 through 2008.   It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all provider locations owned, leased or managed by us.  The coverages include both primary policies and umbrella policies.

For 2002, we maintain primary coverage through our own insurance company with excess coverage provided by a third party insurance company.  For 2003-2008, we maintain both primary and excess coverage through our own insurance subsidiary.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

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

Potential Recognition of Deferred Income - During 1988, we sold the assets of eight long-term health care centers to National Health Corporation (“National”), our administrative general partner at the time of the sale.  The resulting profit of $15,745,000 was deferred.  $10,000,000 of the deferred gain and related deferred income taxes of $4,000,000 was recognized as income in December, 2007 with the collection of the $10,000,000 note from National.  $3,745,000 of the deferred gain has been amortized into income on a straight-line basis over the 20-year management contract period (through December 31, 2007).  Additional deferred income of $2,000,000 will be recognized when the Company no longer has an obligation to advance the $2,000,000 working capital loan which obligation was extended until January 20, 2018 with the extension of the management agreement with National to that date.

Guarantees – At December 31, 2008, no agreements to guarantee the debt of other parties are outstanding.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with limited need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2008, 2007 and 2006.

Percentage of Net Revenues

Year Ended December 31,	2008	2007	2006

Revenues:
Net patient revenues	89.8%	90.3%	89.1%
Other revenues	10.2	9.7	10.9
Net Revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	53.6	54.6	53.8
Other operating	29.4	29.4	28.0
Recovery of notes receivable	–	(2.3)	(1.3)
Recognition of deferred gain – National	–	(1.7)	–
Gain on sale of assets	–	(1.8)	–
Rent	4.9	6.7	7.2
Depreciation and amortization	3.8	2.8	2.5
Interest	.1	.2	.2
Total costs and expenses	91.8	87.9	90.4
Income before income taxes	8.2	12.1	9.6
Income tax provision	(2.6)	(4.5)	(3.1)
Net Income	5.6	7.6	6.5
Dividends to preferred shareholders	(1.3)	(.3)	–
Net income available to common shareholders	4.3	7.3	6.5

The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)

	2008 vs. 2007		2007 vs. 2006
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$43,296	8.0	$38,053	7.6
Other revenues	7,613	13.1	(2,977)	(4.9)
Net revenues	50,909	8.5	35,076	6.2
Costs and Expenses:
Salaries, wages and benefits	21,489	6.6	23,583	7.8
Other operating	14,929	8.5	17,985	11.4
Write-off (recovery) of notes receivable	13,571	100.0	(6,262)	(85.7)
Recognition of deferred gain – National	10,000	100.0	(10,000)	(100.0)
Gain on sale of assets	11,108	100.0	(11,108)	(100.0)
Rent	(8,752)	(21.8)	(105)	(.3)
Depreciation and amortization	7,810	45.9	2,836	20.0
Interest	(299)	(25.5)	192	19.6
Total costs and expenses	69,856	13.3	17,121	3.4
Income Before Income Taxes	(18,947)	(26.2)	17,955	33.1
Income Tax Provision	9,869	36.8	(9,246)	(52.7)
Net Income	(9,078)	(20.0)	8,709	23.7
Dividends paid to preferred shareholders	(6,842)	(373.7)	(1,831)	(100.0)
Net income available to common shareholders	$(15,920)	(36.5)	$6,878	18.7

Our long-term health care services, including therapy and pharmacy services, provided 91.4%, 91.8% and 91.0% of net patient revenues in 2008, 2007, and 2006, respectively.  Homecare programs provided 8.6%, 8.2%, and 9.0% of net patient revenues in 2008, 2007, and 2006, respectively.

The overall average census in owned and leased health care centers for 2008 was 92.5% compared to 92.5% in 2007 and 93.6% in 2006.

Approximately 61% (2008), 60% (2007) and 63% (2006) of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  As discussed above in the Application of Critical Accounting Policies section, amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  See Application of Critical Accounting Policies for discussion of the effects that this revenue concentration and the uncertainties related to such revenues have on our revenue recognition policies.

Government Program Financial Changes

Cost containment will continue to be a priority for Federal and State governments for health care services, including the types of services we provide.  Government reimbursement programs such as Medicare and Medicaid prescribe, by law, the billing methods and amounts that health care providers may charge and be reimbursed to care for patients covered by these programs. Congress has passed a number of laws that have effected major changes in the Medicare and Medicaid programs. The Balanced Budget Act of 1997 sought to achieve a balanced federal budget by, among other things, reducing federal spending on Medicare and Medicaid to various providers.  In February 2006, Congress enacted the Deficit Reduction Act, or DRA, which reduced net Medicare and Medicaid spending, and in December 2006, Congress passed the Tax Relief and Health Care Act of 2006, which also affects payments under the Medicare and Medicaid programs. In the Tax Relief and Health Care Act of 2006, Congress reduced the limit on Medicaid provider taxes for the period January 1, 2008 through September 30, 2011 from the 6 percent set by CMS regulations to a 5.5 percent limit set by statute.

Medicare—

Effective October 1, 2008, our PPS rates were increased by 3.4% due to an inflation update. Our annual 2008 Medicare revenues increased by 6.5% over our annual 2007 Medicare revenues.  The inflation update (or market basket increase) was 3.1% in 2006 and 3.3% in 2007.

Overall our average Medicare per diem increased 1.8% in 2008 compared to 2007.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Medicaid—

Tennessee annual Medicaid rate increases were implemented effective July 1, 2008.  We estimate that the resulting increase in revenue was approximately $514,000 per quarter.

Missouri Medicaid funded a global rate increase for all providers of $6.00 per day effective after July 1, 2008.  The quarterly effect of these rate increases was approximately $330,000 in 2008.

Overall our average Medicaid per diem increased 3.23% in 2008 compared to 2007. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

2008 Compared to 2007

Results for 2008 compared to 2007 include an 8.5% increase in net revenues and a 41.9% increase in net income before income taxes after removing the recovery of notes receivable previously written off ($13,571,000), the recognition of deferred gain ($10,000,000) and the gain on sale of assets ($11,108,000), all occurring in the 2007 period.

Net patient revenues increased $43,296,000 or 8.0% compared to the same period last year.   Medicare, Medicaid and private pay per diem rates increased 1.8%, 3.2% and 6.2%, respectively, in 2008 compared to 2007.  Additionally, the January 2, 2008 acquisition of a 109-bed skilled nursing and rehabilitation facility located in Knoxville, Tennessee, the June 2008 completion of a 60-bed addition to our existing North Augusta, South Carolina facility, and the acquisition of a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility located in Charleston, South Carolina added approximately $11,952,000 to net patient revenue.

Other revenues this year increased $7,613,000 or 13.1% to $65,889,000.  Other revenues in 2008 include management and accounting service fees of $18,496,000 ($16,799,000 in 2007) and insurance services revenue of $16,690,000 ($15,914,000 in 2007).   Other revenues also included an increase of $1,626,000 in the amount of our equity in earnings of our unconsolidated investment (Caris HealthCare, L.P.)  Rental income increased $9,195,000 in 2008 compared to 2007.  The increase in rental income is due primarily to (1) rental revenues from nine Florida facilities received in the October 31, 2007 merger with NHR ($6,392,000) and (2) rental revenues from the November 1, 2007 purchase of the real estate of a 544-bed long-term care center and 66 unit assisted living center located in Chattanooga, Tennessee ($2,000,000).  NHC provided management, accounting and financial services for 28 facilities in both 2008 and 2007.  See Application of Critical Accounting Policies, Revenue Recognition - Subordination of Fees and Uncertain Collections for a discussion of the factors that may cause management fee revenues to fluctuate from period to period.

Increases in other revenues were offset in part due to decreases in interest revenue ($4,455,000) and dividends and other realized gains on securities ($427,000) and advisory fees from NHR ($417,000).  Interest revenue decreased in

2008 compared to 2007 due primarily to decreased investments caused by the expenditure by NHC of approximately $89,600,000 in cash to complete the merger with NHR effective October 31, 2007.  Further, interest income decreased in 2008 compared to 2007 due to the collection of notes receivable of $13,571,000 occurring in the second quarter ($6,195,000) and fourth quarter ($7,376,000) of 2007.  The advisory fee income from NHR was terminated with completion of the NHC merger with NHC on October 31, 2007.

Total costs and expenses for 2008 increased $69,856,000 or 13.3% to $595,656,000 from $525,800,000 in 2007.  Salaries, wages and benefits, the largest operating costs of this service company, increased $21,489,000 or 6.6% to $347,934,000 from $326,445,000.  Other operating expenses increased $14,929,000 or 8.5% to $190,578,000 for 2008 compared to $175,649,000 in 2007.  Rent expense decreased $8,752,000 or 21.8% to $31,453,000 due primarily to reduction in rent expense due to the October 31, 2007 merger with NHR.  Depreciation and amortization increased 45.9% to $24,818,000.  Interest costs decreased 25.5% to $873,000.

Costs and expenses in 2007 included $13,571,000 from the recovery of notes receivable which had previously been written off, $10,000,000 for the recognition of a previously deferred gain, and $11,108,000 on the sale of land.

Increases in salaries, wages and benefits are due to increased staffing due to the acquisition of two long-term health care facilities (241 long-term beds) and a 60-bed assisted living facility and due to the completion of construction of a 60-bed addition to an existing facility ($7,281,000), increased costs for therapist services ($4,211,000), increases in the provision for workers’ compensation and health insurance claims ($983,000) and inflationary wage increases.  Increases in other operating costs are due to the bed additions mentioned above ($5,856,000) and inflationary increases offset in part due to decreases in workers compensation ($907,000).

Rent expense in the 2008 period declined by approximately $8,752,000 compared to the same period last year because NHC is no longer paying rent to NHR after the October 31, 2007 merger between the two companies.  This decline in rent expense is offset in part due to increased percentage rent to NHI ($530,000).  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 base year revenues.

Depreciation expense increased primarily due to the acquisition of depreciable assets in the last year.  The merger with NHR completed on October 31, 2007 added depreciable real property of $247,649,000 and the net increase in depreciation in the twelve months ended December 31, 2008 was $7,810,000.

The decrease in interest costs is primarily due to recording capitalized interest for construction projects financed internally of approximately $150,000 in the current period compared to $26,000 in the period ended December 31, 2007. Furthermore, the weighted average interest rate for our debt decreased to 1.1% in 2008 from 7.5% in 2007 due to new financing.

The income tax provision for 2008 is $16,916,000 (an effective tax rate of 31.7%).  The income tax provision and effective tax rate for 2008 were favorably impacted by statute of limitations expirations of $4,086,000 composed of $2,067,000 tax and $904,000 interest and penalties on permanent differences, and $1,115,000 interest and penalties on temporary differences under FIN 48, or 6.7% of income before taxes in 2008.  The income tax provision for 2007 is $26,785,000 (an effective tax rate of 37.1%).  The income tax provision and effective tax rate for 2007 were impacted by statute of limitations expirations of $1,504,000 (including $499,000 of interest and penalties) under FIN 48, or 2.1% of income before taxes in 2007.

The effective tax rate for 2009 is expected to be in the range of 35% to 40%.

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

The decrease in insurance service revenues is due to a decline of approximately 15.4% in the number of centers covered and decreased premiums for professional liability insurance and decreased premiums for workers’ compensation insurance from our wholly-owned insurance subsidiaries.  The premiums charged are based on factors considering actuarially determined estimates of potential liability.

Total costs and expenses for 2007 increased $17,121,000 or 3.4% to $525,800,000 from $508,679,000 in 2006.  Salaries, wages and benefits, the largest operating costs of this service company, increased $23,583,000 or 7.8% to $326,445,000 from $302,862,000.  Other operating expenses increased $17,985,000 or 11.4% to $175,649,000 for 2007 compared to $157,664,000 in 2006.  Rent expense decreased $105,000 or .3% to $40,205,000 due to decreased rates and due to reduction in rent expense in November and December due to the October 31, 2007 merger with NHR.  Depreciation and amortization increased 20.0% to $17,008,000.  Interest costs increased 19.6% to $1,172,000.

Increases in salaries, wages and benefits are due in part to increased numbers of employees due to newly opened long-term care bed additions or facilities (approximately $6,532,000 of increase) and to inflationary wage increases.

Increases in other operating costs and expenses are due in part to the acquisition of a 200 bed long-term care center, newly opened additions (approximately $7,322,000 of increase) and from inflationary increases.  Other operating costs and expenses include professional liability insurance and workers’ compensation insurance expense.

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

Costs and expenses for 2007 also include a gain on the sale of assets in the amount of $11,108,000 and recognition of deferred gain in the amount of $10,000,000.   In the third quarter of 2007, we recognized a gain of approximately $10,785,000 on the sale of undeveloped land located in Charleston, South Carolina and a gain of approximately $323,000 on the sale of land in McMinnville, Tennessee.  In addition, a $10,000,000 deferred gain was recognized as income in December, 2007 with the collection of a $10,000,000 note receivable from National (See Note 4).

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	12/31/06	12/31/07	$	%	12/31/08	$	%	$	%
Cash and Cash equivalents at beginning of period	$60,870	$50,678	$(10,192)	(17)%	$2,379	$(48,299)	(95%)	(58,491)	(96)%

Cash provided from (used in) operating activities	35,729	47,824	12,095	34%	56,881	9,057	19%	21,152	59%

Cash provided from (used in) investing activities	(42,273)	(120,838)	(78,565)	(186)%	(11,117)	109,721	91%	31,156	74%

Cash provided from (used in) financing activities	(3,648)	24,715	28,363	777%	890	(23,825)	(96)%	4,538	124%

Cash and cash equivalents at end of period	$50,678	$2,379	$(48,299)	(95)%	$49,033	$46,654	1,961%	(1,645)	(3)%

Operating Activities - Net cash provided by operating activities for the year ended December 31, 2008, was $56,881,000 as compared to $47,824,000 for 2007 and $35,729,000 in 2006.  Cash provided by operating activities for the current year benefited from increases in various accrued current liabilities including accrued risk reserves, amounts due third party payors which are payables to Medicare and Medicaid intermediaries, and accrued payroll.  The increases were offset by increases in accounts receivable and increases in restricted cash. Increases in restricted cash totaled $17,169,000 compared to an increase of $6,268,000 in the prior year.  The increase in accounts receivable is due to increases in revenues and timing differences.

The increase in restricted cash is due primarily to the cash reserved for our accrued risk reserves, including professional liability claims, workers’ compensation claims and health insurance claims, net of cash paid out for those claims.

The increase in other current liabilities and accrued risks reserves accounted for $13,907,000 in 2008, $13,753,000 in 2007 and $5,054,000 in 2006 of the cash provided by operating activities.  If the risks materialize as expected, which may not be finally known for several years, they will require the use of our restricted cash.

Investing Activities - Cash used in investing activities totaled $11,117,000 for the year ended December 31, 2008, as compared to $120,838,000 used in investing activities for the year ended December 31, 2007 and $42,273,000 in 2006.  Cash used for property and equipment additions was $42,660,000 for the year ended December 31, 2008 and $19,157,000 in the comparable period in 2007.  Investments in notes receivable totaled $5,914,000 in 2008 compared to $3,903,000 in 2007.  Cash provided by net collections of notes receivable was $4,902,000 in 2008 compared to net collections in notes receivable in 2007 of $17,472,000.  Cash provided by the sale of marketable securities totaled $225 in 2008 compared to $5,236,000 in 2007 and collections of our investment in the cash fund in liquidation balance totaled $25,528,000 cash provided in 2008 compared to $35,987,000 cash used in 2007.

Construction costs included in additions to property and equipment includes $3,810,000 to complete construction of a 60 bed additions to existing facilities located in North Augusta, South Carolina and $13,250,000 for the acquisition of a 132-bed long-term health care facility and a 60-bed assisted living facility located in Charleston, South Carolina.  The remaining $25,600,000 of additions to property and equipment were for capital improvements at our 48 leased or owned centers.  The majority of the investments in notes receivable was a working capital loan to a leased facility.

Financing Activities - Net cash provided by financing activities totaled $890,000 for the year ended December 31, 2008 compared to cash used in financing activities of $24,715,000 in 2007 and $3,648,000 in 2006.  Payments on debt were $7,433,000 in 2008 compared to $2,690,000 in 2007.  Dividends paid to common shareholders for the year were $11,543,000 compared to $9,769,000 in 2007.  Dividends paid to preferred shareholders were $8,336,000 in 2008 compared to $-0- in 2007.  Proceeds from the issuance of common stock, primarily from the exercise of stock options, total $6,663,000 compared to $5,977,000 in the prior period.  Tax benefits from the exercise of stock options provided cash of $1,549,000 in 2008 and $1,177,000 in 2007.  In 2008, $50,500,000 cash was provided by borrowing against our revolving credit facility compared to no borrowings in 2007.  The 2008 borrowing was used to repay restricted cash, used to fund the acquisition of NHR in 2007 and to fund 2008 acquisitions and improvements.  In 2008, $30,000,000 cash was used to repay restricted cash which had been used in 2007 to fund the acquisition of NHR.

Investment in Cash Fund in Liquidation - We have invested in the Columbia Strategic Cash Portfolio Fund (the “Fund”) for a number of years and prior to December 7, 2007, we had considered the investment to be a cash equivalent because the funds were immediately available for distribution.  On December 7, 2007, the Fund’s manager notified us that (1) cash redemptions were suspended; (2) the Fund’s valuation will be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; (3) interest would continue to accrue; and (4) the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the fund holders.

Our investment in the Fund totaled $35,900,000 on December 7, 2007.  Since that date, we have received cash distributions of $29,041,000, reported realized losses of $859,000, and reported losses to reduce the Fund balance to its net asset value of $1,796,000.  Our investment in the Fund totaled $7,804,000 at December 31, 2008.

Since the December 7, 2007 notice from the Fund’s manager, we have not considered our investment in the Fund to be a cash equivalent due to the suspension of Fund redemptions.  As the Fund is liquidated, we receive our pro rata share of the Fund in cash distributions.  We report the cash distributions received as cash flows from investing activities in our Consolidated Statements of Cash Flows.

The Fund’s valuation fluctuates based on changes in the market values of the securities held by the Fund.  It is possible that future events could require us to make significant adjustments or revisions to our estimates of the Fund value.  Because the Fund is invested in financial instruments with exposure to the current turmoil in the credit markets in the United States, we consider the write-down amounts to be other-than-temporary impairments.  It is difficult to predict the timing or magnitude of these other-than-temporary impairments and additional impairments may occur.  Management does not expect that the current illiquidity of the Fund will prevent us from meeting our obligations as they come due or from making new investments when and as opportunities arise.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2008 are as follows (in 000’s):

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt principal	$60,502	$50,502	$–	$–	$10,000
Long-term debt – interest	2,837	626	553	553	1,105
Obligations to complete construction	16,530	16,530	–	–	–
Operating leases	428,596	28,948	62,648	67,400	269,600
Total Contractual Cash Obligations	$508,465	$96,606	$63,201	$67,953	$280,705

NHC has entered into an agreement to complete construction of a 120-bed long-term health care center located in Bluffton, South Carolina.  At December 31, 2008, we are obligated on construction contracts in the amount of approximately $16,530,000.

Income taxes payable for uncertain tax positions under FIN 48 of $3,733,000, attributable to permanent differences, at December 31, 2008 has not been included in the above table because of the inability to estimate the period in which it is expected to occur.  See Note 12 of the Consolidated Financial Statements for a discussion on income taxes.

Our current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity are expected to be adequate to meet these contractual obligations and to finance our operating requirements, growth and development plans.

We started paying quarterly dividends (which are cumulative) in the second quarter of 2004 and anticipate the continuation of dividend payments as approved quarterly by the Board of Directors.

At December 31, 2008, we have no guaranteed debt obligations.   All prior guaranteed debt obligations have been repaid by the direct obligor on the debt.

We have no outstanding letters of credit.  We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2008, we did not participate in any such financial investments.

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

Approximately $13.1 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

Approximately $10.4 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $57,000.

As of December 31, 2008, none of our current or long-term debt bears interest at fixed interest rates.  All of our debt ($60.5 million at December 31, 2008) bears interest at variable rates.  Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $69,000.

We do not currently use any derivative instruments to hedge our interest rate exposure.  We have not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to strict approvals by our senior officers.

EQUITY PRICE RISK

We consider the majority of our investments in marketable securities as available for sale securities and unrealized gains and losses that are not considered to be other-than-temporary are recorded in stockholders’ equity in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of $5,622,000 and a 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately $5,622,000.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National HealthCare Corporation at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 12 of the consolidated financial statements, effective January 1, 2007, the Company changed its method for accounting for uncertain income tax positions due to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National HealthCare Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2009, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee

March 5, 2009

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share and per share amounts)

Years Ended December 31	2008	2007	2006

Revenues:
Net patient revenues	$583,054	$539,758	$501,705
Other revenues	65,889	58,276	61,253
Net revenues	648,943	598,034	562,958

Costs and Expenses:
Salaries, wages and benefits	347,934	326,445	302,862
Other operating	190,578	175,649	157,664
Recovery of notes receivable	–	(13,571)	(7,309)
Recognition of deferred gain	–	(10,000)	–
Gain on sale of assets	–	(11,108)	–
Rent	31,453	40,205	40,310
Depreciation and amortization	24,818	17,008	14,172
Interest	873	1,172	980
Total costs and expenses	595,656	525,800	508,679

Income Before Income Taxes	53,287	72,234	54,279
Income Tax Provision	16,916	26,785	17,539
Net Income	36,371	45,449	36,740

Dividends to Preferred Shareholders	(8,673)	(1,831)	–

Net income available to common shareholders	$27,698	$43,618	$36,740

Earnings Per Common Share:
Basic	$2.16	$3.47	$2.99
Diluted	$2.11	$3.36	$2.85

Weighted Average Common Shares Outstanding:
Basic	12,834,630	12,562,347	12,294,730
Diluted	13,133,419	12,993,930	12,886,171

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

December 31	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$49,033	$2,379
Restricted cash	119,407	72,238
Marketable securities	54,682	56,322
Restricted marketable securities	1,537	1,348
Investment in cash fund in liquidation	7,804	35,492
Accounts receivable, less allowance for doubtful
accounts of $5,017 and $4,381, respectively	70,728	68,213
Notes receivable	189	189
Inventories	7,142	6,654
Prepaid expenses and other assets	1,246	1,786
Deferred income taxes	984	–
Total current assets	312,752	244,621

Property and Equipment:
Property and equipment, at cost	571,960	521,376
Accumulated depreciation and amortization	(158,478)	(135,696)
Net property and equipment	413,482	385,680

Other Assets:
Deposits	529	88
Deposits reserved for land acquisition	–	12,361
Goodwill	3,033	3,033
Notes receivable	20,389	18,392
Notes receivable from National	2,918	3,903
Deferred income taxes	13,672	21,303
Investments in limited liability companies and other	10,521	9,027
Total other assets	51,062	68,107
Total assets	$777,296	$698,408

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

December 31	2008	2007

Liabilities and Stockholders’ Equity

Current Liabilities:
Current portion of long-term debt	$50,502	$7,435
Trade accounts payable	13,809	13,418
Accrued payroll	48,480	46,792
Amounts due to third party payors	15,594	12,339
Accrued risk reserves	106,000	88,382
Deferred income taxes	–	3,797
Other current liabilities	12,139	12,110
Dividends payable	5,291	4,506
Accrued interest	104	46
Total current liabilities	251,919	188,825

Long-Term Debt, less Current Portion	10,000	10,000
Other Noncurrent Liabilities	15,807	23,790
Deferred Lease Credits	3,635	4,847
Deferred Revenue	15,118	15,238

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,841,062 shares issued and outstanding; stated at liquidation value of $15.75 per share	170,555	170,555
Common stock, $.01 par value; 30,000,000 shares authorized; 13,031,696 and 12,757,907 shares, respectively, issued and outstanding	130	127
Capital in excess of par value	113,580	103,221
Retained earnings	179,710	164,003
Unrealized gains on marketable securities, net of taxes	16,842	17,802
Total stockholders’ equity	480,817	455,708
Total liabilities and stockholders’ equity	$777,296	$698,408

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

Year Ended December 31	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$36,371	$45,449	$36,740
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	24,818	16,976	14,130
Write-off (recovery) of notes receivable	–	(7,376)	–
Provision for doubtful accounts receivable	2,464	2,764	27
Realized loss (gain) on sale of marketable securities, including other-than-temporary charges	2,160	760	(1,457)
Gain on sale of South Carolina land	–	(10,967)	–
Amortization of intangibles and deferred charges	–	32	42
Amortization of deferred income	(322)	(10,472)	(1,459)
Equity in earnings of unconsolidated investments	(7,556)	(5,951)	(4,300)
Deferred income taxes	(4,489)	10,693	(1,720)
Stock-based compensation	2,150	2,318	2,309
Changes in operating assets and liabilities:
Increase in restricted cash	(17,169)	(6,268)	(8,199)
Accounts (and other) receivables	(4,979)	(5,314)	(12,479)
Inventories	(488)	(103)	(754)
Prepaid expenses and other assets	681	12	(427)
Trade accounts payable	391	122	1,392
Accrued payroll	1,688	1,945	1,811
Amounts due to third party payors	3,255	559	6,965
Accrued interest	58	(12)	(259)
Other current liabilities and accrued risk reserves	17,647	13,753	5,054
Entrance fee deposits	201	(52)	730
Other noncurrent liabilities	–	(1,044)	(2,417)
Net cash provided by operating activities	56,881	47,824	35,729
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(42,660)	(19,157)	(37,401)
Disposals of property and equipment	248	346	2,795
Acquisition of NHR, net of cash acquired	–	(91,070)	–
Decrease in deposits for land acquisition	941	–	–
Investments in notes receivable	(5,914)	(3,903)	(5,858)
Collections of notes receivable	4,902	17,472	1,186
Cash acquired in purchase of facility	–	3,704	–
Purchase of marketable securities	(377)	–	(50,137)
Changes in cash fund in liquidation	25,528	(35,987)	–
Sale of marketable securities	225	5,236	46,892
Distributions from unconsolidated investments	5,990	2,521	250
Net cash used in investing activities	(11,117)	(120,838)	(42,273)
Cash Flows From Financing Activities:
Proceeds from debt	50,500	–	–
Payments on debt	(7,433)	(2,690)	(2,451)
Increase (decrease) in minority interests in consolidated subsidiaries	(69)	7	(57)
Tax benefit from exercise of stock options	1,549	1,177	1,343
Dividends paid to preferred shareholders	(8,336)	–	–
Dividends paid to common shareholders	(11,543)	(9,769)	(8,109)
Restricted cash to fund (repay) the acquisition of NHR	(30,000)	30,000	–
Issuance of common shares	6,663	5,977	5,670
(Increase) decrease in bond reserve funds, mortgage replacement reserves and other deposits	(441)	13	(44)
Net cash provided by (used in) financing activities	890	24,715	(3,648)
Net Increase (Decrease) in Cash and Cash Equivalents	46,654	(48,299)	(10,192)
Cash and Cash Equivalents, Beginning of Period	2,379	50,678	60,870
Cash and Cash Equivalents, End of Period	$49,033	$2,379	$50,678

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued)

Year Ended December 31	2008	2007	2006
(in thousands)
Supplemental Information:
Cash payments for interest	$965	$800	$1,239

Cash payments for income taxes	15,488	19,629	22,894

Effective January 7, 2008, cash proceeds that were being held by a facilitator pending the completion of an IRC §1031 exchange were disbursed to acquire property and equipment
Acquisition of property and equipment	$(11,420)	–	–
Deposits reserved for land acquisition	11,420	–	–

During 2006, NHC was released from its liability on debt related to debt service rent payable to NHI
Long-term debt	$–	$–	$(930)
Deferred lease credit	–	–	930

During 2006, NHC obtained an additional 25.9% interest in a partnership in a noncash transaction involving the exchange of property.  Financial statements of the partnership are consolidated in our consolidated financial statements.

Minority interest	$–	$–	$1,407
Property	–	–	(1,407)

Effective July 9, 2007, we sold undeveloped land located in Charleston, South Carolina. The proceeds are being held by a facilitator pending completion of an IRS §1031 exchange
Gain on sale of land	$–	10,967	–
Land	–	1,394	–
Deposits reserved for land acquisition	–	(12,361)	–

Effective November 1, 2007, NHC acquired the assets and assumed certain liabilities of a 544 bed long-term health care and a 66-unit assisted living facility.  The consideration given was first mortgage bonds owned by us.

Real and personal property	$–	(10,829)	–
Current assets acquired	–	(5,876)	–
Current liabilities assumed	–	1,945	–
First mortgage revenue bonds	–	14,760	–

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Shareholders’ Equity

(in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Unrealized Gains (Losses) on Marketable Securities	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	–	$–	12,275,693	$123	$84,431	$101,461	$$17,044	$203,059
Net income	–	–	–	–	–	36,740	–	36,740
Unrealized gains on securities (net of tax of $5,694)	–	–	–	–	–	–	8,541	8,541
Total comprehensive income								45,281
Stock option compensation	–	–	–	–	2,309	–	–	2,309
Tax benefit from exercise of stock options	–	–	–	–	1,343	–	–	1,343
Shares sold - stock purchase plans (including 239,174 options exercised)	–	–	243,978	2	5,668	–	–	5,670
Dividends declared to common shareholders ($.69 per share)	–	–	–	–	–	(8,520)	–	(8,520)
Balance at December 31, 2006	–	$–	12,519,671	$125	$93,751	$129,681	$25,585	$249,142
Net income						45,449		45,449
Unrealized losses on securities (net of tax benefit of $3,392)	–	–	–	–	–	–	(4,925)	(4,925)
Total comprehensive income								40,524
Preferred shares issued to complete merger of NHR	10,841,062	170,555	–	–	–	–	–	170,555
Investment surrendered in merger (net of tax benefit of $1,906)	–	–	–	–	–	–	(2,858)	(2,858)
Stock option compensation	–	–	–	–	2,318	–	–	2,318
Tax benefit from exercise of stock options	–	–	–	–	1,177	–	–	1,177
Shares sold - stock purchase plans (including 229,480 options exercised)	–	–	238,236	2	5,975	–	–	5,977
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	–	–	–	–	–	900	–	900
Dividends declared to preferred shareholders ($0.1689 per share)	–	–	–	–	–	(1,831)	–	(1,831)
Dividends declared to common shareholder ($0.81 per share)	–	–	–	–	–	(10,196)	–	(10,196)
Balance at December 31, 2007	10,841,062	$170,555	12,757,907	$127	$103,221	$164,003	$17,802	$455,708
Net income	–	–	–	–	–	36,371	–	36,371
Unrealized losses on securities (net of tax benefit of $643)	–	–	–	–	–	–	(960)	(960)
Total comprehensive income								35,411
Stock option compensation	–	–	–	–	2,150	–	–	2,150
Tax benefit from exercise of stock options	–	–	–	–	1,549	–	–	1,549
Shares sold - stock purchase plans (including 273,589 options exercised)	–	–	273,789	3	6,660	–	–	6,663
Dividends declared to preferred shareholders ($0.80 per share)	–	–	–	–	–	(8,673)	–	(8,673)
Dividends declared to common shareholders ($0.93 per share)	–	–	–	–	–	(11,991)	–	(11,991)
Balance at December 31, 2008	10,841,062	$170,555	13,031,696	$130	$113,580	$179,710	$16,842	$480,817

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

Principles of Consolidation and Basis of Presentation—

The consolidated financial statements include the accounts of National HealthCare Corporation and its majority-owned subsidiaries (“NHC” or the “Company”).  All material intercompany balances, profits, and transactions have been eliminated in consolidation, and minority interests are reflected in consolidation.  Investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  Under the equity method, the investment, originally recorded at cost, is adjusted to recognize our share of the net earnings or losses of the affiliate as they occur.  Losses are limited to the extent of our investments in, advances to and guarantees for the entity.  Our most significant equity method investment is a 50% ownership and voting interest in Caris HealthCare L.P., a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Investments in entities in which we lack the ability to exercise significant influence are included in the consolidated financial statements at cost unless there has been a decline in the market value of our investment that is deemed to be other than temporary.

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

For private pay patients in skilled nursing or assisted living and retirement facilities, we bill in advance for the following month, with the remittance being due on receipt of the statement and generally by the 10th day of the month the services are performed. A portion of the episodic Medicare payments for home health services are also received in advance of the services being rendered.  All advance billings are initially deferred and then are recognized as revenue when the services are performed.

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

Net third-party settlements amounted to $700,000, $4,466,000, and $3,090,000 net favorable adjustments in 2008, 2007 and 2006, respectively.

Approximately 69% in 2008, 70% in 2007 and 72% in 2006 of our net patient revenues are derived from participation in Medicare and Medicaid programs.

Other Revenues—

As discussed in Note 5, other revenues include revenues from the provision of insurance, management and accounting services to other long-term care providers, guarantee fees, advisory fees (prior to the acquisition) from National Health Realty, Inc. (“NHR”), dividends and other realized gains on marketable securities, equity in earnings of unconsolidated investments, interest income and rental income.  Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income as earned over the related policy period.  We charge for management and accounting services based on a percentage of net revenues or based on a fixed fee per bed of the long-term care center under contract.  Advisory fees based on our contractual agreements with NHR through October 31, 2007, when the arrangement was terminated, are discussed in Notes 2 and 3.  We generally record other revenues on the accrual basis based on the terms of our contractual arrangements.  However, with respect to management and accounting services revenue and interest income from certain long-term care providers, including but not limited to National Health

Corporation (“National”) and certain centers formerly owned by National Health Investors, Inc. (“NHI”), as discussed in Note 5, where collection is not reasonably assured based on insufficient historical collections and the lack of expected future collections, our policy is to recognize income only in the period in which collection is assured and the amounts at question are believed by management to be fixed and determined.

Certain management contracts, including, but not limited to, contracts with National and with certain centers formerly owned by NHI, subordinate the payment of management fees earned under those contracts to other expenditures of the long-term care center and to the availability of cash provided by the facility’s operations.  Revenues from management services provided to the facilities that generate insufficient cash flow to pay the management fee, as prioritized under the contractual arrangement, are not recognized until such time as the amount of revenue earned is fixed or determinable and collectability is reasonably assured.  This recognition policy has caused our reported revenues and net income from management services to vary significantly from period to period.

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

Provision for Doubtful Accounts—

We evaluate the collectability of our accounts receivable based on factors such as pay type, historical collection trends and aging categories.  We review these factors and determine an estimated provision for doubtful accounts.  Historically, bad debts have resulted primarily from uncollectible private balances or from uncollectible coinsurance and deductibles.  Receivables that are deemed to be uncollectible are written off against the allowance.  The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of income in the period first identified.

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of income.  The provisions for doubtful accounts were $2,464,000, $2,764,000, and $27,000 for 2008, 2007 and 2006, respectively.

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

Expenditures for repairs and maintenance are charged against income as incurred.  Betterments, which significantly extend the useful life, are capitalized.  We remove the costs and related allowances for accumulated depreciation or amortization from the accounts for properties sold or retired, and any resulting gains or losses are included in income.  We include interest costs incurred during construction periods in the cost of buildings ($150,000 in 2008, $26,000 in 2007, and $370,000 in 2006).

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

Investments in Marketable Securities—

Our investments in marketable securities include available for sale securities, which are recorded at fair value.  Unrealized gains and losses on available for sale securities are recorded in stockholders’ equity in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

Goodwill—

The Company accounts for goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under the provisions of the statement, goodwill and intangible assets with indefinite useful lives are not amortized but are subject to impairment tests based on their estimated fair value.  Unamortized goodwill is continually reviewed for impairment in accordance with the provisions of SFAS 142.  The Company performs its annual impairment assessment on the first day of the fourth quarter.

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

Concentration of Credit Risks—

Our credit risks primarily relate to cash and cash equivalents, restricted cash held by trustees, investments in cash funds in liquidation, accounts receivable, marketable securities and notes receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest bearing accounts.  Our investments in cash funds in liquidation are held in mutual funds that invest in fixed income and money market securities denominated in U.S. dollars with maturities generally ranging from four to twelve months.  Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services.  We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable.  Marketable securities are held primarily in accounts with brokerage institutions.  Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) as discussed in Note 9.  We also have notes receivable from National and the National Health Corporation Leveraged Employee Stock Ownership Plan (“ESOP”) as discussed in Note 4.

At any point in time we have funds in our operating accounts and restricted cash accounts that are with third party financial institutions.  These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits.  While we monitor the cash balances in our operating accounts, these cash and restricted cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

Our financial instruments, principally our notes receivable and our investment in cash funds in liquidation, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable.  We obtain various collateral and other protective rights, and continually monitor these rights in order to reduce such possibilities of loss.  We evaluate the need to provide reserves for potential losses on our financial instruments based on management's periodic review of the portfolio on an instrument by instrument basis.  See Notes 4 and 9 for additional information on the notes receivable.

Cash and Cash Equivalents—

Cash equivalents include highly liquid investments with an original maturity of three months or less when purchased.

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

Accrued Risk Reserves—

We are principally self-insured for risks related to employee health insurance and utilize wholly-owned limited purpose insurance companies for workers’ compensation and professional liability claims.  Accrued risk reserves primarily represent the accrual for risks associated with employee health insurance, workers’ compensation and professional liability claims.  The accrued risk reserves include a liability for unpaid reported claims and estimates for incurred but unreported claims.  Our policy with respect to a significant portion of our workers’ compensation and professional and general liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims.  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of income in the period first identified.

Stock-Based Compensation—

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method.  Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date.  Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our employee stock benefit plans.  We adopted the disclosure-only provisions of SFAS 123 and accordingly, prior to January 1, 2006, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.  Results for prior periods have not been restated for the adoption of SFAS 123(R).  See Note 13 for additional disclosures about our stock option plan.

Deferred Lease Credits—

Deferred lease credits include amounts being amortized to properly reflect expenses on a straight line basis under the terms of our existing lease agreements based on the physical use of the property.

Other Noncurrent Liabilities—

Other noncurrent liabilities include reserves primarily related to various uncertain income tax positions (See Note 12).

At the inception of any guarantee agreement, we recognize a liability for the estimated fair value of the obligation assumed, if any, in accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45"),

Deferred Revenue—

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

Comprehensive Income—

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be shown in the consolidated financial statements as comprehensive income.  We report our comprehensive income in the consolidated statements of stockholders’ equity.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which replaces SFAS No. 141, Business Combinations.  This Statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS 141(R) will have on its consolidated financial statements, but the impact will be limited to any future acquisitions beginning in fiscal year 2009 with the exception of certain adjustments relating to income taxes.

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

The aggregate purchase price was $297,686,000 including cash of $97,571,000, 10,841,062 shares of convertible preferred stock valued at $170,747,000 (based on independent valuation which confirmed the liquidation value of $15.75 per share as the fair value), assets including leasehold improvements, common stock of NHR surrendered in the purchase and transaction costs of the purchase that were capitalized totaling $29,368,000 and liabilities assumed of $8,249,000.

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

(in thousands)
Cash to selling shareholders ($9.00 per share)	$97,571
Series A Convertible Preferred Stock (10,841,062 shares valued at $15.75 per share)	170,747
Carrying amount of leasehold improvements	24,845
NHR shares previously acquired, at cost	3,045
Transaction costs	1,478
$297,686

The acquisition has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141).  NHC was aided in arriving at the estimates required under SFAS No. 141, including the value of the preferred stock issued as consideration in the acquisition, by third party valuations and cost segregation studies.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

	(in thousands, except per share amounts)
Year Ended December 31	2007	2006
	(unaudited)
Net revenues	$600,157	$566,314

Net Income	$48,671	$40,609
Dividends to Preferred Shareholders	(8,672)	(8,647)
Net income available to common shareholders	$39,999	$31,962

Earnings Per Share:
Basic	$3.18	$2.60
Diluted	$3.08	$2.48

Relationship with NHR Prior to the Merger—

Prior to October 31, 2007 and the merger described above, NHC leased from NHR the real estate of ten long-term care centers, three assisted living centers and one retirement center.  The term of the leases after being renegotiated in 2005 had been extended to December 31, 2017 with certain renewal options at the expiration date.  NHC accounted for the leases as operating leases.  For 2007 (prior to the merger) and 2006, NHC paid base rent, percentage rent and expansion rent totaling $9,422,000 and $11,382,000, excluding rent paid on nine Florida health care facilities as described below.

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

Under terms of the lease agreements, we earn base rent on the nine Florida properties of $6,505,000 per year.  Base rent earned by us during the year ended December 31, 2008 and during the two month period ended December 31, 2007 totaled $6,625,000 and $1,085,000, respectively.  In addition to base rent, NHC will earn percentage rent equal to 3% of the amount by which gross revenue of each Florida health care facility in such later year exceeds the gross revenues of such health care facility in the base year of 2005.  For the year ended December 31, 2008 and the two month period ended December 31, 2007, we earned $489,000 and $28,000 of percentage rent, respectively.

At December 31, 2008, the approximate future minimum base rent commitments (which exclude percentage rents) to be received by us on non-cancelable operating leases are as described in the following table.

2009	$6,505,000
2010	6,505,000
Thereafter	---

In addition to the lease relationship prior to October 31, 2007, NHC had an Advisory Agreement relationship with NHR whereby NHC provided day-to-day management services to NHR.  For 2007 (prior to the merger), and 2006, advisory fees earned by NHC under the agreement were $417,000 and $524,000, respectively.  The terms of the advisory agreement allowed either party to terminate the arrangement upon 90 days written notice.

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

On December 27, 2005, we exercised our option to extend the existing master lease on 41 properties for the second renewal term.  The 41 properties include four Florida properties that are leased to and operated by others, but for which we continue to guarantee the lease payments to NHI under the master lease.  The 15-year lease extension began on January 1, 2007, and includes three additional five-year renewal options, each at fair market value.  Under the terms of the lease, base rent for 2007 will total $33,700,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.    The lease renewal provides for no percentage rent in 2007 since 2007 is the new base year.  The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis.  Percentage rent for 2008 was approximately $531,000.

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

As part of our lease with NHI, we lease four Florida long-term care centers that we sublease to four separate corporations, none of which we own or control.

Base rent expense to NHI was $33,700,000 in 2008.  At December 31, 2008, the approximate future minimum base rent to be paid by us on non-cancelable operating leases with NHI are as follows:

	Total Commitments Including Florida Facilities	Total Commitments Excluding Florida Facilities
2009	$33,700,000	$28,948,000
2010	33,700,000	28,948,000
2011	33,700,000	33,700,000
2012	33,700,000	33,700,000
2013	33,700,000	33,700,000
Thereafter	269,600,000	269,600,000

Lease Terms Prior to 2007—

During the initial term and first renewal term of the leases beginning in 1991, we were obligated to pay NHI annual base rent on all 43 facilities of $19,355,000 as adjusted for new construction since inception.

Prior to 2007, the leases also obligated us to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject.  The payments were required over the remaining life of the mortgages as of the conveyance date, but only during the term of the lease or until such time that NHC is no longer obligated on the debt.  Payments for debt service rent were treated by us as payments of principal and interest if we remained obligated on the debt (“obligated debt service rent”) and as operating expense payments if we had been relieved of the debt obligation by the lender (“non-obligated debt service rent”).  Debt service rent to NHI was $8,014,000 in 2006.  With the extension which became effective January 1, 2007, we are no longer obligated to pay debt service rent.

In addition to base rent and the debt service rent, prior to 2007 we were required to pay percentage rent to NHI equal to 3% of the increase in the gross revenues of each facility. Percentage rent for 2006 was approximately $4,829,000.

By mutual agreement between NHC and NHI, leases for two of the original 43 properties in the master lease were terminated in 2004.

Previous Relationships with NHI Now Terminated —

From 1991 until November 1, 2004, we had an Advisory Agreement with NHI whereby we provided to NHI services related to investment activities and day-to-day management and operations.

Effective November 1, 2004, NHC’s Advisory Agreement with NHI was terminated.  On that date, Management Advisory Source, LLC (“Advisors”), a new unrelated company formed by Mr. W. Andrew Adams, undertook to provide advisory services to NHI.  Mr. Adams served both as NHI’s President and Board Chairman and as NHC’s Chief Executive Officer and Board Chairman prior to November 1, 2004.  Effective November 1, 2004, and to enhance the independence of NHI from NHC, Mr. Adams resigned as NHC’s Chief Executive Officer and terminated his managerial responsibilities with NHC.  Mr. Adams remains on the NHC Board but has no management involvement with NHC.

From November 1, 2004 through December 31, 2006, NHC, through its wholly-owned subsidiary, Tennessee Management Advisory Source, LLC (“THA”) provided financial, accounting, data processing and administrative services to Advisors.    Under the agreement, THA provided to Advisors and, at the request of Advisors, to NHI, services related to accounting, data processing, administration and evaluation of investments.  THA’s role under the agreement was that of advisor and service provider, and THA is no way assumed responsibility for accounting, administrative, or investment decisions which are to be made by Advisors or NHI.

On March 13, 2006, we announced an agreement with National Health Investors, Inc. (NHI) to not permit any person to serve as an officer of both NHC and NHI effective December 31, 2006.  Also effective on December 31, 2006, NHC’s agreement to provide services to Advisors was terminated.  NHC’s Board believes it to be in the best interest of NHC to accentuate its independence from NHI, its largest landlord.

For our services under the agreement with Advisors, we were entitled to compensation of $1,250,000 per year, payable monthly and annually increased by 5%.  We received compensation of approximately $1,313,000 in 2006.  No compensation from Advisors was earned in 2008 or 2007.

Investment in NHI Common Stock —

At December 31, 2008 and 2007, we own 1,630,642 shares (or 5.9%) of NHI’s outstanding common stock.  We account for our investment in NHI common stock as available for sale marketable securities in accordance with the provisions of SFAS 115.

Note 4 - Relationship with National Health Corporation

National, which is wholly-owned by the National Health Corporation Leveraged Employee Stock Ownership Plan (AESOP”), was formed in 1986 and served as our administrative general partner through December 31, 1997, when we operated as a master limited partnership.  As discussed below, all of the personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National only through their participation as employees in the ESOP.

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

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due to or due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000, the interest rate on the line of credit is prime plus one percent and the final maturity is January 20, 2018.  At December 31, 2008, $2,918,000 had been loaned to National in relation to benefit plan obligations, which amount was fully collected in the following month.

ESOP Financing Activities—

During 1988, we obtained from National long-term financing of $8,500,000 for the construction of our headquarters building.  National obtained its financing through the ESOP.  The note required quarterly principal and interest payments with interest at 9% and was secured by the headquarters building.  At December 31, 2008 and 2007, the outstanding balance on the note was $-0-.  The building is owned by a separate partnership of which we are the general partner and building tenants are limited partners.  We own 96.5% of the partnership and consolidate the financial statements of the partnership in our consolidated financial statements.

In addition, our senior secured notes payable described in Note 11 were financed by National.  National obtained its financing through the ESOP.  The senior secured notes payable were repaid by us during 2008.  Prior to repayment, our interest costs, financing expenses and principal payments with National were consistent with National and the ESOP’s terms with their respective lenders.  We also guaranteed additional debt of National and the ESOP that was not reflected in our consolidated financial statements.  The guaranteed debt was also repaid during 2008 by the direct obligor.  See Note 14 for additional information on guarantees.

During 1991, we borrowed $10,000,000 from National.  The term note payable currently requires quarterly interest payments at the prime rate plus two percent.  Prior to December 31, 2007, the term note required quarterly interest payments at 8.5%.  The entire principal is due at maturity in 2018.

Payroll and Related Services—

The personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National only through their participation in the ESOP.  National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance.  We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs.  Such costs of personnel totaling approximately $347,934,000, $326,445,000, and $302,862,000 for 2008, 2007 and 2006, respectively, are reflected as salaries, wages and benefits in the accompanying consolidated statements of income.  The administrative fee paid to National for 2008, 2007, and 2006 was $3,019,000, $2,830,000, and $2,700,000, respectively.  National owes us $2,918,000 and $3,903,000 at December 31, 2008 and 2007, respectively, as a result of the differences between interim payments for payroll and benefits services costs that we made during the respective year and such actual costs.  These receivables are included in notes receivable from National in the consolidated balance sheets.  National maintains and makes contributions to its ESOP for the benefit of eligible employees.

National’s Ownership of Our Stock—

At December 31, 2008 and 2007, National owns 1,271,147 shares (or approximately 9.8%) of our outstanding common stock and 1,271,147 shares (or approximately 11.7%) of our outstanding preferred stock.

Consolidation Considerations—

Because of the considerable contractual and management relationships between NHC and National as described in this note above, we have considered whether National should be consolidated by NHC under the guidance provided in FASB Interpretation No. 46(R) (As Amended), “Consolidation of Variable Interest Entities” “FIN 46(R)”.  We do not consolidate National because (1) National’s equity at risk is sufficient to finance its activities without past or future subordinated support from NHC or other parties, and (2) the equity holders of National (that is collectively the ESOP, its trustees, and the ESOP participants) possess the characteristics of a controlling financial interest, including voting rights that are proportional to their economic interests.  Supporting the assertions above is the following:  (1) substantive independent trustees are appointed for the benefit of the ESOP participants when decisions must be made that may create the appearance of a conflict of interest between NHC and the ESOP, and (2) National was designed, formed and is operated for the purpose of creating variability and passing that variability along to the ESOP participants—that is, to provide retirement benefits and value to the employees of NHC and NHC’s affiliates.

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

Year ended December 31,	2008	2007	2006
(in thousands)
Insurance services	$16,690	$15,914	$18,814
Management and accounting service fees	18,496	16,799	16,420
Guarantee fees	−	4	14
Advisory fees from Management Advisory Source, LLC	−	−	1,313
Advisory fees from NHR	−	417	525
Dividends and other net realized gains on sales of securities	4,601	5,028	5,983
Equity in earnings of unconsolidated investments	7,556	5,951	4,300
Interest income	3,785	8,240	9,954
Rental income	13,273	4,078	2,619
Other	1,488	1,845	1,311
	$65,889	$58,276	$61,253

Management Fees from National—

We have managed long-term care centers for National since 1988 and we currently manage five centers.  See Note 4 to the Consolidated Financial Statements regarding our relationship with National.

During 2008, 2007 and 2006, National paid and we recognized approximately $-0-, $-0-, and $29,000, respectively, of management fees and interest on management fees, which amounts are included in management and accounting service fees.  Unrecognized management fees from National total $19,789,000, $16,436,000, and $12,936,000 at December 31, 2008, 2007 and 2006, respectively.  We have recognized approximately $25,504,000 of management fees and interest from these centers since 1988.

The unpaid fees from these five centers, because the amount collectable could not be reasonably determined when the management services were provided, and because we cannot estimate the timing or amount of expected future collections, will be recognized as revenues only when fixed or determinable and collectability of these fees can be reasonably assured.  Under the terms of our management agreement with National, the payment of these fees to us may be subordinated to other expenditures of the five long-term care centers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the five centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

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

We continue to manage 18 long-term care centers that were previously owned by NHI.  During 2008, 2007 and 2006, we recognized $6,024,000, $2,892,000, and $2,792,000, respectively, of management fees and interest from these 18 long-term care centers.  Unrecognized and unpaid management fees from these centers total $7,790,000, $8,654,000, and $6,379,000 at December 31, 2008, 2007 and 2006, respectively.  We have recognized approximately $19,226,000 of management fees and interest from these centers since 2002.

Of the total 18 centers managed, the management fee revenues from eight centers were currently paid and recognized on the accrual method in 2008.  The fees from the remaining ten centers, because of insufficient historical collections and the lack of expected future collections, are recognized only when realized.  Under the terms of our management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care providers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized and uncollected management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Accounting Service Fees and Rental Income from Florida Centers—

During 2008, 2007, and 2006, we recognized $6,042,000, $7,109,000, and $6,121,000, respectively, of accounting services fees from long-term health care centers in Florida that we previously operated or managed.  Amounts recognized are included in management and accounting service fees.

During 2008, 2007, and 2006, we also recognized $10,807,000, $3,581,000, and $2,557,000, respectively, of rental income from the divested operations of long-term health care centers in Florida related to our two owned facilities and the furniture, fixtures and leasehold improvements of four facilities previously leased from NHI and facilities acquired as a result of the merger with NHR effective October 31, 2007.  These amounts are included in rental income.

Rental Income from a Health Care and Assisted Living Center located in Tennessee –

During 2008, 2007 and 2006, we earned $2,400,000, $400,000 and $-0-, respectively, of rental revenue as a result of the purchase and lease on November 1,2007 of the real estate of a 544-bed long-term care center and a 66-unit assisted living center located in Chattanooga, Tennessee.  These amounts are also included in rental income.

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

The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share.

Year Ended December 31,	2008	2007	2006
(dollars in thousands, except per share amounts)
Basic:
Weighted average common shares outstanding	12,834,630	12,562,347	12,294,730
Net income	$36,371	$45,449	$36,740
Dividends to preferred stockholders	8,673	1,831	−
Net income available to common stockholders	$27,698	$43,618	$36,740
Earnings per common share, basic	$2.16	$3.47	$2.99

Diluted:
Weighted average common shares outstanding	12,834,630	12,562,347	12,294,730
Dilutive effect of stock options	298,789	431,583	591,441
Assumed average common shares outstanding	13,133,419	12,993,930	12,886,171

Net income available to common stockholders	$27,698	$43,618	$36,740
Earnings per common share, diluted	$2.11	$3.36	$2.85

Excluded in the above table are 290,620; 18,494; and -0-  shares of stock options and 2,623,971; 442,082;  and  -0- preferred stock potential common shares for 2008, 2007 and 2006, respectively, issuable upon the conversion of preferred stock due to their antidilutive impact.

Note 7 - Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities consist of the following:

December 31,	2008		2007
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Marketable equity securities	$29,604	$54,682	$29,604	$56,322
U.S. government securities	1,474	1,537	1,322	1,348
	$31,078	$56,219	$30,926	$57,670

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)
December 31,	2008			2007
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$44,729	1,630,642	$24,734	$45,495

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

December 31,		2008			2007
(in thousands)		Cost		Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$	−	$	−	$225	$225
1 to 5 years		1,474		1,537	1,097	1,123
		$1,474		$1,537	$1,322	$1,348

Gross unrealized gains related to available for sale securities are $25,141,000 and $26,744,000 as of December 31, 2008 and 2007, respectively.  There were no gross unrealized losses related to available for sale securities as of December 31, 2008 and 2007, respectively.

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2008, 2007 and 2006 were $225,000, $5,236,000, and $46,892,000, respectively.  Gross investment losses of $265,000 were realized in these sales during the year ended December 31, 2007.  Gross investment gains of $-0- and $1,457,000 were realized on these sales during the years ended December 31, 2008 and 2006, respectively.

As described in Note 2, on October 31, 2007, NHC surrendered (through merger with NHR) 363,200 shares of NHR common stock with a cost of $3,045,000 and unrealized gain of $4,764,000.  NHC also acquired (thru merger with NHR) 225,000 shares of NHI common stock at a value of $6,590,000 ($29.29 per common share at October 31, 2007).

Note 8 – Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable approximate fair value due to their short-term nature.  Our long-term debt approximates fair value due to variable interest rates.  We calculate the fair values of other financial instruments based upon our estimate of current industry conditions, relevant factors and using discounted cash flow techniques.  At December 31, 2008 and 2007, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

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

As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:  Level 1 – quoted prices for identical assets or liabilities in active markets, Level 2 – quoted prices for similar assets of liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and model-based valuations in which significant inputs are corroborated by observable market data and Level 3 – valuation techniques in which significant inputs are unobservable.

The Company’s adoption of SFAS 157 did not have an impact on our financial position, results of operations or cash flows.  In February 2008, the FASB issued FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities until January 1, 2009, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

We adopted the provisions of SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”) as of January 1, 2008.  SFAS 159 provides companies the option to measure many financial instruments and certain other items at fair value.  Companies that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date.  The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value.  The adoption of SFAS 159 did not have an impact on our financial position, results of operations or cash flows.

Financial assets and financial liabilities measured at fair value on a recurring basis during the period are as follows (in thousands):

	Fair Value At Dec. 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$54,682	$54,682	$–	$–
Restricted marketable securities	1,537	1,537	–	–
Investment in en-hanced cash fund	7,804	–	–	7,804

Marketable securities and restricted marketable securities –

The fair value of our investments in marketable securities and restricted marketable securities is derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

Cash Fund in Liquidation –

At December 31, 2008, we reported in current assets in our Consolidated Balance Sheets an investment of $7,804,000 ($35,492,000 at December 31, 2007) in the Columbia Strategic Cash Portfolio Fund (the “Fund”).  The Fund invests in obligations denominated in U.S. dollars consisting of asset-backed and mortgage-backed securities, structured investment vehicles, corporate bonds and notes, certificates of deposit, short-term corporate debt obligations, commercial paper, extendible commercial notes and municipal bonds.  A portion of the securities in the Fund have their fair values determined through readily available market data; however, some of the securities in the Fund have limited market activity such that the determination of fair value requires significant judgment or estimation.  Given current market conditions, as these securities are not actively traded, certain significant inputs (e.g. spreads, yield curves, prepayments and volatilities) are unobservable.  These securities are valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity.  As a result, the Company has categorized its investments in the Fund as Level 3 within the fair value hierarchy at December 31, 2008.

The following table presents a reconciliation of Level 3 assets measured at fair value on a recurring basis at December 31, 2008.  Considering the continuing deterioration in market conditions during the fourth quarter of 2008 and the lack of current observable market activity, our investment in the Fund was transferred from Level 2 to Level 3 as of October 1, 2008.

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)		Cash Fund in Liquidation		Total
Balance at October 1, 2008	$	−	$	−
Total gains or losses (realized/unrealized):
Included in earnings		(1,525)		(1,525)
Included in other comprehensive income		−		−
Purchases, issuances and settlements		(3,332)		(3,332)
Transfers in/out or out of Level 3		12,661		12,661
Balance at December 31, 2008		$7,804		$7,804

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date		$(1,071)		$(1,071)

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the period (above) are reported in interest income as follows:

(in thousands)	Interest Income
Total gains or losses included in earnings (or changes in net assets) for the period (above)	$(1,525)

Change in unrealized gains or losses relating to assets still held at reporting date	$(1,071)

The Company has adopted an accounting policy for Level 3 fair value measurements that provides for transfer of the asset or liability into/out of Level 3 as of the beginning of the quarter in which the change is determined.  As such, the above tables present the fair value disclosure as if the transfer into Level 3 occurred as of October 1, 2008.

We received notice on December 6, 2007 at a time when our carrying value in the Fund was $39,500,000, that the Fund cash redemptions were suspended and that the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders, including to NHC.  Activity in the Fund for the year ended December 31, 2008 is summarized as follows:

(in thousands)	25 Days Ended December 31, 2007	Year Ended December 31, 2008
Fund balance, beginning of period	$39,500	$35,492
Realized losses	(42)	(817)
Reduction to adjust the Fund balance to its net asset value, charged to earnings	(453)	(1,343)
Cash distributed to NHC	(3,513)	(25,528)
Fund balance, end of period	$35,492	$7,804

Interest earned, in addition to the cash distributed above	$156	$654

The Fund’s valuation fluctuates based on changes in the market value of the securities held by the Fund.  In addition to the transaction gains or losses reported by the Fund to us, since December, 2007, we have adjusted our carrying value to the Fund’s net asset value, which adjustments have required us to charge earnings and reduce our carrying value in the Fund.  Because the Fund is invested in financial instruments with exposure to the current turmoil in the credit markets in the United States and because the Fund currently intends to substantially liquidate the investments in the Fund within the next twelve months, we consider the write-down amount to be an other-than-temporary impairment.  The Company recorded realized and unrealized losses of $2.2 million and $.5 million for the year ended December 31, 2008 and the 25 days ended December 31, 2007, respectively.  It is difficult to predict the timing or magnitude of these other-than-temporary impairments and additional impairments may occur.  Under such circumstances, our earnings will be negatively affected.

As to balance sheet classification, prior to December 6, 2007, we classified the investment as a cash equivalent in the Consolidated Balance Sheets because the funds were immediately available for distribution.  Since the suspension by the Fund manager of Fund redemptions, we no longer consider the investment in the Fund to be a cash equivalent and classify it instead as Investments in Cash Fund in Liquidation.  We have classified the Fund as a current asset because we believe that the Fund will be substantially liquidated during the next twelve months.

Note 9 - Property and Equipment

Property and equipment, at cost, consists of the following:

December 31,	2008	2007
(in thousands)
Land	$46,542	$37,590
Leasehold improvements	77,783	70,788
Buildings and improvements	331,046	304,303
Furniture and equipment	106,341	100,892
Construction in progress	10,248	7,803
	571,960	521,376
Less: Accumulated Depreciation	158,478	(135,696)
	$413,482	$385,680

As a result of the merger with NHR, NHC acquired land and real property of 16 long-term health care centers, six assisted living facilities and one independent living facility valued at approximately $274,263,000.

At December 31, 2008, we have obligations to complete construction of approximately $16,530,000.

Note 10 - Notes Receivable

On October 31, 2007, we acquired, in the merger with NHR, notes receivable with an estimated fair value at date of acquisition of $16,798,000 ($15,747,000 at December 31, 2008).  The notes are first and second mortgages with interest rates ranging from Prime plus 2% to 10.5% fixed rate with periodic payments required prior to maturity.  The notes mature in the years from 2012 through 2016.

We have notes receivable from managed and other long-term health care centers totaling $7,427,000, the proceeds of which were used by the long-term health care centers for construction costs, development costs incurred during construction and working capital during initial operating periods.  The notes generally require monthly payments with maturities beginning in 2009 through 2016.  Interest on the notes is generally at rates ranging from prime plus 2% to 7%.  The collateral for the notes consists of first and second mortgages, certificates of need, personal guarantees and stock pledges.

Recovery and Write-off of Notes Receivable—

In May 2007, we collected a note receivable which had previously been written off in the amount of $6,195,000.  The collections are directly attributable to operations and are reported as recoveries of notes receivable in the consolidated statements of income.

In November 2007, we purchased the lease of a long-term health care center (544 beds) and an assisted living facility (66 units) located in Chattanooga, Tennessee.  The consideration we gave for the lease was substantially all of  the outstanding first mortgage bonds of these centers that were held by us.  The first mortgage bonds had a face value of approximately $14,760,000 but had been previously written down by approximately $7,376,000.  Therefore, as a result of capitalizing the property, we recorded a recovery of notes receivable in the amount of $7,376,000 in our Consolidated Statements of Income.

On June 30, 2006, we collected a note receivable in the amount of $7,309,000 which had previously been written off in 1994.  The collection is reported as a recovery of notes receivable in the Consolidated Statements of Income.

Note 11 - Long-Term Debt and Commitments

Long-Term Debt—

Long-term debt consists of the following:

December 31,	Weighted Average Interest Rate	Maturities	Long-Term Debt
			2008		2007
(dollars in thousands)
Revolving Credit Facility interest payable monthly	Variable, 0.8%	2009	$50,500	$	−

Term loan, interest payable monthly		Repaid	−		7,050

Senior notes, secured, principal and interest payable quarterly		Repaid	−		382

Notes and other obligations, principal and interest payable periodically	Variable, 5.43%	2009	2		3

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000		10,000
			60,502		17,435
Less current portion			(50,502)		(7,435)
			$10,000		$10,000

As a result of the merger with NHR, we assumed an unsecured note payable to NHI in the amount of $7,050,000.  The unsecured note required monthly interest payments at the rate of 30 days LIBOR plus 1.00% (6.2% at December 31, 2007).  The unpaid principal ($7,050,000 at December 31, 2007) was repaid in January 2008.

 $75,000,000 Revolving Credit Agreement—

On October 30, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”).  The Credit Agreement provides for a $75,000,000 revolving credit facility (the “Credit Facility”), of which of up to $5,000,000 may be utilized for letters of credit.

The Credit Facility matured 364 days after the closing date of October 30, 2007.  Effective October 28, 2008, we extended the maturity of the Credit Agreement to October 27, 2009.  Between 90 and 120 days prior to the maturity date, NHC may request the extension of the maturity date.  If the Lender elects to consent to such extension, subject to certain conditions, the maturity date will be extended to the date which is 364 days after the then maturity date.

NHC is permitted to prepay the loans outstanding under the Credit Facility at any time, without penalty.  Loans bear interest at either (i) the Eurodollar rate plus 0.375% (.8% at December 31, 2008) or (ii) the prime rate.  Letter of credit fees are equal to 0.375% times the maximum amount available to be drawn under outstanding letters of credit.  Prior to extension, borrowings bore interest at the Eurodollar rate plus 0.25%.

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

The Credit Facility is available for general corporate purposes, including working capital and acquisitions at December 31, 2008.

The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 2008 are as follows:

Long-Term Debt
(in thousands)
2009	$50,502
2010	−
2011	−
2012	−
2013	−
Thereafter	10,000
Total	$60,502

Lease Commitments—

Operating expenses for the years ended December 31, 2008, 2007, and 2006 include expenses for leased premises and equipment under operating leases of $31,453,000, $40,205,000, and $40,310,000, respectively.  See Note 3 for the approximate future minimum rent commitments on non-cancelable operating leases with NHI.

Note 12 - Income Taxes

The provision for income taxes is comprised of the following components:

Year Ended December 31,	2008	2007	2006
(in thousands)
Current Tax Provision
Federal	$16,632	$12,850	$16,023
State	3,912	3,720	3,236
	20,544	16,570	19,259
Deferred Tax Provision (Benefit)
Federal	(1,997)	8,110	(1,373)
State	(442)	2,063	(347)
	(2,439)	10,173	(1,720)
Interest and penalties	(1,189)	42	−
Income Tax Provision	$16,916	$26,785	$17,539

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows:

December 31,	2008	2007
(in thousands)
Current deferred tax asset:
Allowance for doubtful accounts receivable	$1,836	$1,601
Accrued expenses	10,205	6,302
	12,041	7,903
Current deferred tax liability:
Unrealized gains on marketable securities	(10,053)	(10,696)
Other	(1,004)	(1,004)
	(11,057)	(11,700)
Net current deferred tax asset (liability)	$984	$(3,797)

Noncurrent deferred tax asset:
Financial reporting depreciation in excess of tax depreciation	$4,193	$9,425
Deferred gain on sale of assets (net)	(3,215)	(3,215)
Tax basis intangible asset in excess of financial reporting basis	2,349	−
Stock-based compensation	2,711	1,851
Other	(60)	(385)
Accrued expenses	1,326	8,047
Deferred revenue	6,368	5,580
Net noncurrent deferred tax asset	$13,672	$21,303

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

Year Ended December 31,	2008	2007	2006
(in thousands)
Tax provision at federal statutory rate	$18,650	$25,282	$18,998

Increase (decrease) in income taxes
resulting from:
State, net of federal benefit	2,155	3,804	2,140
Tax exempt interest	−	(321)	(388)
Nondeductible expenses	159	120	128
Insurance expense	(450)	(220)	887
Other, net	488	(376)	(21)
Expiration of statute of limitations	(4,086)	(1,504)	−
	(1,734)	1,503	2,746

Reduction in reserve for uncertain tax positions-noncurrent
Federal	−	−	(3,475)
State, net of federal benefit	−	−	(730)
	−	−	(4,205)
Effective tax expense	$16,916	$26,785	$17,539

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price.  During 2008, 2007 and 2006, $1,549,000, $1,177,000, and $1,343,000, respectively, attributable to the tax benefit of stock options exercised, was credited to additional paid-in capital.

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

NHC continually evaluates for uncertain tax positions.  Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have adequate provisions for unrecognized tax benefits related to uncertain tax positions.  However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

		Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, December 31, 2006 under SFAS 5	$	−	$4,799	$5,743	$10,542
Adoption of FIN 48 on January 1, 2007		11,409	10,727	(218)	10,509
Balance, January 1, 2007		11,409	15,526	5,525	21,051
Additions based on tax positions related to the current year		−	1,483	358	1,841
Additions for tax positions of prior years		3,219	3,219	466	3,685
Reductions for tax positions of prior years		(1,001)	(1,001)	(282)	(1,283)
Reductions for statute of limitation expirations		−	(1,005)	(499)	(1,504)
Balance, December 31, 2007		13,627	18,222	5,568	23,790
Additions based on tax positions related to the current year		−	1,206	245	1,451
Additions for tax positions of prior years		−	−	586	586
Reductions for tax positions of prior years		(3,832)	(3,832)	−	(3,832)
Reductions for statute of limitation expirations		(2,101)	(4,169)	(2,019)	(6,188)
Balance, December 31, 2008		$7,694	$11,427	$4,380	$15,807

During the year ended December 31, 2008, we have recognized a $6,188,000 decrease in unrecognized tax benefits (including $2,101,000 of temporary differences and $2,019,000 of related interest and penalties), due to the effect of statute of limitations lapse.  The favorable impact on our tax provision was $4,086,000 composed of $2,067,000 tax and $904,000 interest and penalties on permanent differences, and $1,115,000 interest and penalties on temporary differences.

At December 31, 2008, we had $15,807,000 of unrecognized tax benefits, composed of $7,694,000 of deferred tax assets, $-0- of deferred tax liabilities, $3,733,000 of permanent differences, and $4,380,000 of accrued interest and penalties.  Unrecognized tax benefits of $5,125,000 (including $1,391,000 of accrued interest and penalties) at December 31, 2008, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months of December 31,

2008, except for the effect of decreases related to statute of limitations lapse estimated at $1,575,000, composed of temporary differences of $-0-, permanent tax differences of $1,045,000 and interest and penalties of $530,000.

During the year ended December 31, 2007, we recognized a $1,504,000 decrease in unrecognized tax benefits (including $499,000 of related interest and penalties) due to the effect of statute of limitations lapse on permanent differences.  We have also recognized an increase in unrecognized tax benefits of $1,841,000 (including $358,000 of related interest and penalties) attributable to permanent differences during the same period.  The $1,504,000 decrease in unrecognized tax benefits attributable to permanent differences has favorably impacted our effective tax rate.

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

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2005, (with one state exception for the year 2004).  Currently, there are no U.S. federal or state returns under examination, (with one state exception for the years 2007, 2006, and 2005).

Note 13 - Stock Option Plan

Our shareholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (the “Plan”) which provides for the grant of stock options to key employees, directors and non-employee consultants.  Under the Plan, the Compensation Committee of the Board of Directors (“the Committee”) has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option (“ISO”), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding.  The exercise price of any ISO’s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years.  The exercise price of any non-qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

Under the Plan, options issued to non-employee directors are granted automatically on the date of our annual shareholder meeting, vest immediately upon grant and have a maximum five year term.  Options issued to employees in 2000 vest over a six year period and have a maximum six year term.  Options issued to employees in 2004 vest over a five year period and have a maximum five year term.  Options issued to employees in 2007 vest over a 2.1 year period and have a maximum 2.1 year term.  No options were granted to employees during 2008.

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

	Year Ended December 31
	2008	2007	2006
Risk-free interest rate	2.60%	4.64%	4.77%
Expected volatility	25.5%	27.9%	27.2%
Expected life, in years	2.0 years	2.1 years	2.6 years
Expected dividend yield	2.36%	1.92%	1.98%
Expected forfeiture rate	0.00%	0.00%	1.48%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2005	1,431,000	21.72	−
Options granted	122,394	42.33	−
Options exercised	(239,174)	24.33	−
Shares cancelled	(22,901)	38.13	−
Options forfeited	(2,140)	37.00	−
Options outstanding at December 31, 2006	1,289,179	23.13	−
Options granted	161,748	53.67	−
Options exercised	(229,480)	24.95	−
Options forfeited	(1,797)	55.45	−
Options cancelled	(53,000)	20.90	−
Options outstanding at December 31, 2007	1,166,650	27.06	−
Options granted	112,586	51.86	−
Options exercised	(273,589)	24.34	−
Options forfeited	(3,451)	50.94	−
Options cancelled	(10,000)	20.90	−
Options outstanding at December 31, 2008	992,196	30.55	$19,936,000

Options exercisable	352,364	$44.19	$2,272,000

Options Outstanding December 31, 2008	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

626,576	$20.90 to $27.01	$21.16	.3
365,620	$32.01 to $55.00	$46.66	2.6
992,196

At December 31, 2008, 352,364 options outstanding are exercisable.  Exercise prices on the options range from $20.90 to $55.00.  The weighted average remaining contractual life of options outstanding at December 31, 2008 is 1.1 years.  The total intrinsic value of shares exercised during the year ended December 31, 2008 was $7,195,000.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions.  The plan allows employees to terminate participation at any time.

Our policy is to issue new shares to satisfy share option exercises.  In May 2005, our shareholders approved the 2005 National HealthCare Corporation Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan.  We have reserved 866,652 shares of common stock for issuance under these plans.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method.  Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date.  Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our employee stock benefit plans.  Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.  Results for prior periods have not been restated.

NHC recognized $2,150,000, $2,318,000 and $2,309,000 of compensation expense for the year ended December 31, 2008, 2007 and 2006, respectively.  Such expense is included in salaries, wages and benefits in the consolidated statements of income.  SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $3,871,000, $2,942,000 and $3,357,000 for the year ended December 31, 2008, 2007 and 2006, respectively.  No share based compensation cost was capitalized during the current periods.  The total compensation cost related to non-vested awards not yet recognized as of December 31, 2008 is $310,000 and the weighted average period over which it is to be recognized is .3 years.

Note 14 - Contingencies and Guarantees

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $106,000,000 and $88,382,000 at December 31, 2008 and 2007, respectively.  This liability is classified as current based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets.  The amounts are subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Workers’ Compensation

For workers’ compensation, we utilize a wholly-owned Tennessee domiciled property/casualty insurance company to write coverage for NHC affiliates and for third-party customers.  Policies are written for a duration of twelve months and cover only risks related to workers’ compensation losses.  All customers are companies which operate in the long-term care industry.  Business is written on a direct basis.  For direct business, coverage is written for statutory limits and the insurance company’s losses in excess of $1,000,000 per claim are covered by reinsurance.

For these workers’ compensation insurance operations, the premium revenues reflected in the financial statements as “Other Revenues” for 2008, 2007 and 2006, respectively, are $6,339,000, $7,250,000, and $9,481,000.  Associated losses and expenses are reflected in the consolidated financial statements as “Other operating costs and expenses”.

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced significant amounts of personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2008, we and/or our managed centers are currently defendants in 59 such claims covering the years 1999 through December 31, 2008.   Eleven of the 59 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the eleven Florida suits, four suits relate to events before and seven suits relate to events after our cessation of business in Florida.  These latter seven suits assert allegations of continued exposure even after we ceased operations.

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

For 2003-2008, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit of $14.0 million, $14.0 million, and $16.0 million, respectively.  There is a $7.5 million annual excess aggregate applicable to years 2003-2007 while year 2008 has a $9.0 million annual excess aggregate.

For these professional liability insurance operations, the premium revenues reflected in the financials as “Other revenues” for 2008, 2007 and 2006, respectively, are $4,011,000, $3,467,000, and $3,823,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as “Other operating costs and expenses”.

Debt Guarantees—

At December 31, 2008, no agreement to guarantee the debt of other parties exists.

Note 15 – Equity Method Investment in Caris HealthCare, L.P.

We have a 50% ownership and voting interest in Caris HealthCare L.P., a business that specializes in hospice care services in NHC owned health care centers and in other settings.  In 2003 we entered into a partnership agreement with Caris in order to develop hospice programs in selected market locations.  Summarized financial information as of and for the year ended December 31, 2008, 2007 and 2006 is provided below.

	2008	2007	2006
( in thousands)
Current assets	$19,890	$17,211	$11,303
Noncurrent assets	1,008	977	582
Liabilities	4,104	3,581	4,116
Partners’ Capital	16,793	14,607	7,769
Revenue	37,579	31,959	19,706
Expenses	23,379	20,366	13,164
Net Income	14,120	11,592	6,542

Note 16 - Gain on Sale of Assets and Recognition of Deferred Gain - National

Effective July 9, 2007, we sold undeveloped land located in Charleston, South Carolina for approximately $12,200,000 and recognized a gain of approximately $10,785,000 related to the sale.  Proceeds from the sale were held by a facilitator pending completion of an IRC§1031 exchange in January 2008.  The unexpended proceeds were included in “Other Assets” in the Consolidated Balance Sheets at December 31, 2007.

In December 2007, we sold an undeveloped parcel of land located in McMinnville, Tennessee for $323,000 in cash.  We had nominal basis allocated to the land.  Therefore, the sale resulted in a gain on $323,000.

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

Note 17- Purchases of Healthcare Centers

On August 1, 2008, we purchased a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility for approximately $13,250,000 located in Charleston, South Carolina.

On January 2, 2008, we purchased a 109-bed skilled nursing and rehabilitation facility from the St. Mary’s Health System for $6,347,000 in cash.  Holston Health and Rehabilitation Center is located in Knoxville, Tennessee.

The aggregate capitalized cost related to the transaction was $14,760,000, including $14,710,000 principal balance of the outstanding 1st Mortgage Bonds of the center purchased (which Bonds were owned by us).  $50,000 remains outstanding on the bonds.  The value of the 1st Mortgage Bonds paid was determined based on an appraisal of the property purchased which appraisal value exceeded the purchase price paid.  The carrying value of the 1st Mortgage Bonds had been previously written down by us.  As a result of acquiring the property, we recorded a recovery of notes receivable of $7,376,000 in the Consolidated Statements of Income.

On March 1, 2006, we purchased for $5,400,000 a 200 bed health care center located in Town & Country, Missouri.  The health care center was purchased from SeniorTrust of Murfreesboro, Tennessee.  NHC has been managing the center since 2001.  NHC provides management and/or accounting services for nine centers owned by SeniorTrust and located in Kansas, Missouri and Tennessee.

The operating results for the acquisitions described above are included in the consolidated statement of income from their respective acquisition dates.  Disclosure of pro forma results is not materially different than actual results.

Effective in January, 2008, we purchased for $5,073,000 in cash two tracts of land located in the state of South Carolina and one tract of land located in Tennessee.  The tracts were undeveloped and are held for future development.

Effective on November 1, 2007, we purchased a lease with an option to purchase a 544-bed long-term care center and 66 unit assisted living facility located in Chattanooga, Tennessee.  The facilities were immediately subleased to an unrelated third party and the rent income has been included in other revenues in the Consolidated Statements of Income since the date of purchase. The sublease agreement is for a two year term and the approximate future minimum rent commitment to be received by us on this non-cancelable operating lease is $2,400,000 in 2008, $2,000,000 in 2009 and -0- thereafter.

Note 18 - Series A Convertible Preferred Stock

On October 31, 2007, NHC issued $170,555,000 of NHC Series A Convertible Preferred Stock (the “Preferred Stock”) with a liquidation preference of $15.75.  Each share of the Preferred Stock is entitled to annual preferred dividends of $0.80 per share.  Dividends on the Preferred Stock are cumulative.

The Preferred Stock, which is listed on the NYSE Alternext-US exchange with the symbol “NHC.PR.A” is convertible at any time at the option of the shareholder into NHC common stock at a conversion price of $65.07.  Each share of the Preferred Stock will be convertible into 0.24204 of a share of NHC common stock.  After the fifth anniversary of the closing date, NHC will have the option to redeem the Preferred Stock, in whole or in part, for $15.75 cash per share (plus accrued but unpaid dividends); provided that the Preferred Stock will not be redeemable prior to the eighth anniversary of the closing date unless the average closing price for NHC common stock for 20 trading sessions equals or exceeds the conversion price.  The conversion price will be adjusted to reflect any future NHC common stock splits or stock dividends.

Note 19 – Series B. Junior Participating Preferred Stock

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

Note 20 - Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Revenues	$160,141	$160,562	$163,271	$164,969
Net Income	8,172	9,486	13,773	4,940
Preferred Dividends	2,168	2,168	2,169	2,168
Net income available to common shareholders	6,004	7,318	11,604	2,772
Basic Earnings Per Share	.47	.57	.91	.21
Diluted Earnings Per Share	.46	.56	.88	.21

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Revenues	$146,504	$149,946	$147,726	$153,858
Net Income	7,040	11,892	13,126	13,391
Preferred Dividends	−	−	−	1,831
Net income available to common shareholders	7,040	11,892	13,126	11,560
Basic Earnings Per Share	.56	.95	1.05	.91
Diluted Earnings Per Share	.54	.92	1.01	.89

In the third quarter of 2007, we recognized a gain of approximately $10,800,000 related to the sale of land in South Carolina.  In the fourth quarter of 2007, we recognized deferred income of approximately $10,000,000 related to the sale of long-term care centers to National in 1988.

In the third quarter of 2008, our income tax provision was favorably impacted by statute of limitation expirations of $4,187,000 under FIN 48.  In the fourth quarter of 2008, we experienced increases in net costs related to workers’ compensation, health insurance and patient liability claims of approximately $5,800,000.

Note 21 - Subsequent Events.

Effective January 1, 2009, we purchased five hospice locations in South Carolina for approximately $3,100,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2008, the president and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).   We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  We have concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  National HealthCare Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, National HealthCare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National HealthCare Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee

March 5, 2009

Changes in Internal Control - There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information in our definitive 2009 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

Item 11.  Executive Compensation.

The information in our definitive 2009 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in our definitive 2009 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information in our definitive 2009 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services.

The information in our definitive 2009 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

(a)

(1)

Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)

Financial Statement Schedules:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

The audits referred to in our report dated March 5, 2009 relating to the consolidated financial statements of National HealthCare Corporation, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Nashville, Tennessee

March 5, 2009

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance- Beginning of Period	Charged to Costs and Expenses		Charged to other Accounts	Deductions	Balance- End of Period
For the year ended December 31, 2006
Allowance for doubtful accounts	$6,101	$27	$	−	$1,255(1)	$4,873
Accrued risk reserve	$70,290	$27,283	$	−	$21,102	$76,471

For the year ended December 31, 2007
Allowance for doubtful accounts	$4,873	$2,764	$	−	$3,256(1)	$4,381
Accrued risk reserve	$76,471	$40,994	$	−	$29,083	$88,382

For the year ended December 31, 2008
Allowance for doubtful accounts	$4,381	$2,464	$	−	$1,828(1)	$5,017
Accrued risk reserve	$88,382	$53,007	$	−	$35,389	$106,000

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
Chairman
Chief Executive Officer

Date: March 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert G. Adams	/s/ Richard F. LaRoche, Jr.
Robert G. Adams	Richard F. LaRoche, Jr.
Chief Executive Officer	Director

/s/ W. Andrew Adams	/s/ Donald K. Daniel
W. Andrew Adams	Donald K. Daniel
Director	Senior Vice President and Controller
Principal Accounting Officer
(Principal Financial Officer)

/s/ Ernest G. Burgess	/s/ Lawrence C. Tucker
Ernest G. Burgess	Lawrence C. Tucker
Director	Director

/s/ J. Paul Abernathy	/s/ Emil E. Hassan
J. Paul Abernathy	Emil E. Hassan
Director	Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2007
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

2.1	Agreement and Plan of Merger, dated December 20, 2006, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the SEC on December 20, 2006

2.2	Amendment and Waiver No. 1 to Agreement and Plan of Merger, dated April 6, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 11, 2007

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated August 3, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on August 6, 2007

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

Exhibit No.	Description	Page No. or Location
3.5	By-laws	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement-Prospectus), amended, Registration No. 333-37185, (December 5, 1997)

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.2	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

4.3	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

10	Material Contracts	Incorporated by reference from Exhibits 10.1 thru 10.9 attached to Form S-4, (Proxy Statement-Prospectus), as amended, Registration No. 333-37185 (December 5, 1997)

10.11	Employee Stock Purchase Plan	Specifically incorporated by reference to Exhibit A attached to Form S-4), Proxy Statement-Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

Exhibit No.	Description	Page No. or Location
10.12	1997 Stock Option Plan	Incorporated by reference from 1997 Proxy Statement/Prospectus filed on December 5, 1997

10.13	2004 Non-Qualified Stock Option Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.14	2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.15	Amendment No. 1 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.15 from 2005 Form 10-K filed March 16, 2006

10.16	Amendment No. 2 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.16 from 2005 Form 10-K filed March 16, 2006

10.17	Amendment No. 3 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.17 from 2005 Form 10-K filed March 16, 2006

10.18	Amendment No. 4 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.18 from 2005 Form 10-K filed March 16, 2006

10.19	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10-K filed March 16, 2006

10.20	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10-K filed March 16, 2006

Exhibit No.	Description	Page No. or Location
10.21	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10-K filed March 16, 2006

10.22	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10-K filed March 16, 2006

10.23	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10-K filed March 16, 2006

10.24	Letter Agreement dated December 15, 2006, between NHC and AdamsMark, L.P.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 16, 2007

10.25	2002 Stock Option Plan	Incorporated by reference to Exhibit B to Schedule 14A filed on March 1, 2002

10.24	Credit Agreement, dated October 30, 2007, between National HealthCare Corporation and Bank of America, N.A	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on November 2, 2007

10.25	First Amendment to Credit Agreement dated October 28, 2008 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 17, 2008

14	Code of Ethics	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133-1398 Telephone (615) 890-2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

Exhibit No.	Description	Page No. or Location

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith