Form 10-Q
period 2009-03-31
NATIONAL HEALTHCARE CORP
filed 2009-05-07
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b–2 of the Exchange
Act). Yes ☐ No ☒

13,647,000 shares of common stock of the registrant were outstanding as of May 1, 2009.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31
	2009	2008
REVENUES:
Net patient revenues	$153,067	$143,965
Other revenues	15,602	16,176
Net revenues	168,669	160,141

COSTS AND EXPENSES:
Salaries, wages and benefits	90,726	87,541
Other operating	47,968	45,314
Rent	7,968	7,918
Depreciation and amortization	6,243	5,997
Interest	207	219
Total costs and expenses	153,112	146,989

Income Before Income Taxes	15,557	13,152
Income Tax Provision	(6,373)	(4,980)
Net Income	9,184	8,172

Dividends to Preferred Shareholders	2,168	2,168

Net income available to common shareholders	$7,016	$6,004

Earnings Per Common Share:
Basic	$.53	$.47
Diluted	$.53	$.46

Weighted Average Common Shares Outstanding:
Basic	13,228,845	12,767,696
Diluted	13,254,437	13,118,218

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	March 31	December 31
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$60,618	$49,033
Restricted cash	119,957	119,407
Marketable securities	51,270	54,682
Restricted marketable securities	1,521	1,537
Investment in cash fund in liquidation	5,618	7,804
Accounts receivable, less allowance for doubtful accounts of $5,187 and $5,017, respectively	67,557	70,728
Notes receivable	189	189
Inventories	6,784	7,142
Prepaid expenses and other assets	2,370	1,246
Deferred income taxes	3,009	984
Total current assets	318,893	312,752

Property and Equipment:
Property and equipment, at cost	578,866	571,960
Accumulated depreciation and amortization	(165,019)	(158,478)
Net property and equipment	413,847	413,482

Other Assets:
Deposits	187	529
Goodwill	5,978	3,033
Notes receivable	20,150	20,389
Notes receivable from National	2	2,918
Deferred income taxes	12,236	13,672
Investments in limited liability companies and other	12,475	10,521
Total other assets	51,028	51,062
Total assets	$783,768	$777,296

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2008 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31	December 31
	2009	2008
	(unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Current portion of long-term debt	$50,501	$50,502
Trade accounts payable	16,340	13,809
Accrued payroll	30,560	48,480
Amounts due to third party payors	15,662	15,594
Accrued risk reserves	105,370	106,000
Other current liabilities	14,797	12,139
Dividends payable	5,443	5,291
Accrued interest	76	104
Total current liabilities	238,749	251,919

Long-Term Debt, less Current Portion	10,000	10,000
Other Noncurrent Liabilities	15,900	15,807
Deferred Lease Credits	3,332	3,635
Deferred Revenue	18,281	15,118

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,841,062 shares issued and outstanding; stated at liquidation of $15.75 per share	170,555	170,555
Common stock, $.01 par value; 30,000,000 shares authorized; 13,646,900 and 13,031,696 shares, respectively, issued and outstanding	136	130
Capital in excess of par value	128,579	113,580
Retained earnings	183,451	179,710
Unrealized gains on marketable securities, net of taxes	14,785	16,842
Total stockholders’ equity	497,506	480,817
Total liabilities and stockholders’ equity	$783,768	$777,296

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31
	2009	2008
Cash Flows From Operating Activities:	(in thousands)
Net income	$9,184	$8,172
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	6,243	5,997
Provision for doubtful accounts receivable	170	369
Amortization of deferred income	(68)	(74)
Equity in earnings of unconsolidated investments	(2,003)	(1,539)
Deferred income taxes	(1,142)	(860)
Stock-based compensation	339	364
Changes in operating assets and liabilities:
Increase in restricted cash	(550)	(10,184)
Accounts (and other) receivables	3,001	7,391
Inventories	358	(277)
Prepaid expenses and other assets	(1,124)	(479)
Trade accounts payable	2,531	(346)
Accrued payroll	(17,920)	(8,259)
Amounts due to third party payors	68	(220)
Accrued interest	(28)	1
Other current liabilities and accrued risk reserves	2,028	5,353
Entrance fee deposits	(254)	(217)
Other noncurrent liabilities	93	247
Deferred income	3,485	3,035
Net cash provided by operating activities	4,411	8,474
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(9,456)	(4,910)
Decrease in deposits reserved for land acquisition	—	941
Investments in notes receivable	(11)	(1,900)
Collections of notes receivable	3,166	4,207
Changes in cash fund in liquidation	2,186	12,376
Distributions from unconsolidated investments	67	58
Net cash provided by (used in) investing activities	(4,048)	10,772
Cash Flows From Financing Activities:
Proceeds from debt	—	7,500
Payments on debt	(1)	(7,431)
Tax benefit from exercise of stock options	3,499	124
Dividends paid to preferred shareholders	(2,168)	(1,831)
Dividends paid to common shareholders	(3,123)	(2,675)
Issuance of common shares	13,091	194
Decrease (increase) in deposits	342	(204)
Other	(418)	(14)
Net cash provided by (used in) financing activities	11,222	(4,337)
Net Increase in Cash and Cash Equivalents	11,585	14,909
Cash and Cash Equivalents, Beginning of Period	49,033	2,379
Cash and Cash Equivalents, End of Period	$60,618	$17,288

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(continued)

	Three Months Ended
	March 31
	2009	2008
(in thousands)
Supplemental Information:

Effective January 7, 2008, cash proceeds that were being held by a facilitator pending the completion of an IRC §1031 exchange were disbursed to acquire property and equipment
Acquisitions of property and equipment	$–	$(11,420)
Deposits reserved for land acquisition	–	11,420

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

							Unrealized
					Capital in		Gains (Losses)	Total
	Preferred Stock		Common Stock		Excess of	Retained	on Marketable	Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Securities	Equity
Balance at December 31, 2007	10,841,062	$170,555	12,757,907	$127	$103,221	$164,003	$17,802	$455,708
Net income	–	–	–	–	–	8,172	–	8,172
Unrealized gains on securities (net of tax of $2,266)	–	–	–	–	–	–	3,404	3,404
Total comprehensive income								11,576
Stock-based compensation	–	–	–	–	364	–	–	364
Tax benefit from exercise of stock options	–	–	–	–	124	–	–	124
Shares sold - options exercised	–	–	9,898	–	194	–	–	194
Dividends declared to preferred shareholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common shareholders ($0.21 per share)	–	–	–	–	–	(2,681)	–	(2,681)
Balance at March 31, 2008	10,841,062	$170,555	12,767,805	$127	$103,903	$167,326	$21,206	$463,117

Balance at December 31, 2008	10,841,062	$170,555	13,031,696	$130	$113,580	$179,710	$16,842	$480,817
Net income	–	–	–	–	–	9,184	–	9,184
Unrealized losses on securities (net of tax benefit of $1,370)	–	–	–	–	–	–	(2,057)	(2,057)
Total comprehensive income								7,127
Stock-based compensation	–	–	–	–	339	–	–	339
Tax benefit from exercise of stock options	–	–	–	–	1,575	–	–	1,575
Shares sold – options exercised	–	–	615,204	6	13,085	–	–	13,091
Dividends declared to preferred shareholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common shareholders ($0.24 per share)	–	–	–	–	–	(3,275)	–	(3,275)
Balance at March 31, 2009	10,841,062	$170,555	13,646,900	$136	$128,579	$183,451	$14,785	$497,506

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

March 31, 2009

(unaudited)

Note 1 – Consolidated Financial Statements

The unaudited financial statements to which these notes are attached include, in our opinion, all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation (ANHC@ or the ACompany@).  We assume that users of these interim financial statements have read or have access to the audited December 31, 2008 consolidated financial statements and Management=s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.  Our audited December 31, 2008 consolidated financial statements are available at our web site: www.nhccare.com.

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

Other revenues include the following:

	Three Months Ended
	March 31
	2009	2008
(in thousands)
Insurance services	$4,275	$4,048
Management and accounting service fees	3,795	4,069
Dividends and other realized gains on securities	1,062	1,188
Equity in earnings of unconsolidated investments	2,003	1,539
Interest income	983	1,238
Rental income	3,096	3,669
Other	388	425
	$15,602	$16,176

Certain of our affiliates manage five long-term care centers owned by National Health Corporation (“National”).  During the three months ended March 31, 2009 and 2008, National paid and we recognized no management fees or interest on management fees.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2009

(unaudited)

Certain of our affiliates manage 18 long-term care centers that were previously owned by National Health Investors, Inc. (“NHI”).  During the three months ended March 31, 2009 and 2008, we recognized $738,000 and $757,000, respectively, of management fees and interest from these 18 long-term care centers.

Of the total 18 centers managed, the management fee revenues from eight centers were currently paid and recognized on the accrual method in 2009 and 2008.  The fees from the remaining ten centers, because of insufficient historical collections and the lack of expected future collections, are recognized only when realized.  Under the terms of the management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care providers.  Our affiliates continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

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

At March 31, 2009, we had $15,900,000 of unrecognized tax benefits, composed of $7,694,000 of deferred tax assets, $-0- of deferred tax liabilities, $3,733,000 of permanent differences, and $4,473,000 of accrued interest and penalties.  Unrecognized tax benefits of $5,250,000 (including $1,517,000 of accrued interest and penalties) at March 31, 2009, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months of March 31, 2009, except for the effect of decreases related to statute of limitations lapse estimated at $1,588,000, composed of temporary differences of $-0-, permanent tax differences of $1,045,000 and interest and penalties of $543,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2005 (with one state exception for the year 2004). Currently, there are no U.S. federal or state returns under examination, (with one state exception for the years 2007, 2006, and 2005).

Note 4 – Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period.

Diluted earnings per share assumes the exercise of options using the treasury stock method and the conversion of the Series A Convertible Preferred Stock using the if converted method, to the extent dilutive.

NATIONAL HEALTHCARE CORPORATION

March 31, 2009

(unaudited)

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31
(in thousands, except for share and per share amounts)	2009	2008
Basic:
Weighted average common shares outstanding	13,228,845	12,767,696
Net income	$9,184	$8,172
Dividends to preferred stockholders	2,168	2,168
Net income available to common stockholders	$7,016	$6,004
Earnings per common share, basic	$.53	$.47

Diluted:
Weighted average common shares outstanding	13,228,845	12,767,696
Dilutive effect of stock options	25,592	350,522
Assumed average common shares outstanding	13,254,437	13,118,218

Net income available to common shareholders	$7,016	$6,004

Net income for diluted earnings per common share	$7,016	$6,004
Earnings per common share, diluted	$.53	$.46

In the above table, 269,245 shares and 21,746 shares of stock options have been excluded in the 2009 and 2008 three month periods, respectively and 2,623,971 of preferred stock potential common shares issuable upon the conversion of the preferred stock have been excluded for 2009 and 2008, due to their anti-dilutive impact.

Note 5 – Acquisition of South Carolina Hospice Business

Effective January 1, 2009, we purchased for $3,100,000 in cash certain assets and assumed certain liabilities of five hospice locations in the state of South Carolina.  We accounted for the acquisition in accordance with SFAS No. 141(R), in which the purchase price was allocated based upon the fair value of the identifiable assets acquired and liabilities assumed with the excess of the fair value of the consideration provided over the fair value of the identifiable assets and liabilities recorded as goodwill. As a result of the acquisition, we recorded $2.9 million as goodwill, all of which is expected to be fully deductible for income tax purposes.  The results of the five hospice locations have been included in the consolidated financial statements since January 1, 2009, the acquisition date.  The unaudited pro forma results are not disclosed due to the results being immaterial to the consolidated financial statements.

NATIONAL HEALTHCARE CORPORATION

March 31, 2009

(unaudited)

Note 6 - Long-Term Debt and Commitments

Long-Term Debt—

Long-term debt consists of the following:

	Weighted Average Interest Rate	Maturities	Long-Term Debt
			3/31/09	12/31/08
(dollars in thousands)

Revolving Credit Facility interest payable monthly	Variable, 0.9%	2009	$50,500	$50,500

Notes and other obligations, principal and interest payable periodically	Variable, 5.43%	2009	1	2

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			60,501	60,502
Less current portion			(50,501)	(50,502)
			$10,000	$10,000

Note 7 - $75,000,000 Revolving Credit Facility

 Effective October 28, 2008, we extended the maturity of our Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”).  The Credit Agreement provides for a $75,000,000 revolving credit facility (the “Credit Facility”), of which of up to $5,000,000 may be utilized for letters of credit.

Borrowings bear interest at either (i) the Eurodollar rate plus 0.375% or (ii) the prime rate.  Letter of credit fees are equal to 0.25% times the maximum amount available to be drawn under outstanding letters of credit.  Prior to the extension, borrowings bore interest at the Eurodollar rate plus 0.25% (0.9% at March 31, 2009).

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

March 31, 2009

(unaudited)

The Credit Agreement contains customary representations and warranties, and covenants, including covenants that restrict, among other things, asset dispositions, mergers and acquisitions, dividends, restricted payments, debt, liens, investments and affiliate transactions.  The Credit Agreement contains customary events of default.

The Credit Facility is available for general corporate purposes, including working capital and acquisitions at March 31, 2009.

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

Under the Plan, options issued to non–employee directors are granted automatically on the date of our annual shareholder meeting, vest immediately upon grant and have a maximum five year term.  Options issued to employees in 2000 vested over a six year period and had a maximum six year term.  Options issued to employees in 2004 vested over a five year period and have a maximum five year term.  Options issued to employees in 2007 vested over a 2.1 year period and have a maximum 2.1 year term.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2009

(unaudited)

	Three Months Ended
	March 31
	2009	2008
Risk-free interest rate	4.00%	3.14%
Expected volatility	32.9%	19.7%
Expected life, in years	1.0 years	1.0 years
Expected dividend yield	2.07%	1.88%
Expected forfeiture rate	0.00%	0.00%

The following table summarizes option activity:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Options outstanding at December 31, 2007	1,166,650	$27.06	−
Options granted	112,586	51.86	−
Options exercised	(237,589)	24.34	−
Options forfeited	(3,451)	50.94	−
Options cancelled	(10,000)	20.90	−
Options outstanding at December 31, 2008	992,196	30.55	−
Options granted	18,625	50.60	−
Options exercised	(615,204)	21.28	−
Options forfeited	(35,000)	55.00	−
Options outstanding at March 31, 2009	360,617	45.02	$(1,756,000)

Options exercisable at March 31, 2009	341,992	$44.71	$(1,559,000)

Options			Weighted Average
Outstanding		Weighted Average	Remaining Contractual
March 31, 2009	Exercise Prices	Exercise Price	Life in Years

166,372	$27.01-$44.25	$37.04	1.4
194,245	$50.60-$52.50	$51.85	3.3
360,617

At March 31, 2009, 341,992 options outstanding are exercisable.  Exercise prices on the options range from $27.01 to $52.50.  The weighted average remaining contractual life of options outstanding at March 31, 2009 is 2.4 years The weighted average fair value of options granted during the three months ended March 31, 2009 and 2008 were $6.13 ($114,000) and $4.23 ($96,000) per share, respectively.  The total intrinsic value of shares exercised during the three months ended March 31, 2009 and 2008 was $11,609,000 and $288,000, respectively.

Additionally, the Plan allows employees to purchase our shares of stock through payroll deductions.  Employees may terminate participation at any time.

NATIONAL HEALTHCARE CORPORATION

March 31, 2009

(unaudited)

Our policy is to issue new shares to satisfy share option exercises.  In addition to the stock options issued and outstanding under the Plan, we have reserved an additional 883,027 shares of common stock for issuance under these plans.

NHC recognized $339,000 and $364,000 of share-based compensation expense for the three month periods ended March 31, 2009 and 2008, respectively.  SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $8,747,000 and $310,000 for the three months ended March 31, 2009 and 2008, respectively.  No share based compensation cost was capitalized during the current periods.  The total compensation cost related to non–vested awards not yet recognized at March 31, 2009 is $86,000 and the weighted average period over which it is to be recognized is .75 years.

Note 9 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $105,370,000 and $106,000,000 at March 31, 2009 and December 31, 2008, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financial statements within “Other Revenues” for 2009 and 2008, respectively, are $1,318,000 and $1,524,000.  Associated losses and expenses are reflected in the consolidated financial statements as “Other operating costs and expenses”.

NATIONAL HEALTHCARE CORPORATION

March 31, 2009

(unaudited)

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced significant amounts of personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of March 31, 2009, we and/or our managed centers are currently defendants in 53 such claims covering the years 1999 through March 31, 2009.  Eleven of the 53 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the 11 Florida suits, four suits relate to events before and seven suits relate to events after our cessation of business in Florida.  These latter seven suits assert allegations of continued exposure even after we ceased operations.

When bids were solicited for third party professional liability insurance coverage for 2002, only two companies would quote coverage.  Both quotations were so onerous and expensive that we elected to pay the premiums into a wholly-owned licensed captive insurance company, incorporated in the Cayman Islands, for the purpose of managing the Company’s losses related to these risks.  Thus, for years 2002-2009, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned insurance company. Policies are written for a duration of twelve months.

Our coverages for all years include both primary policies and excess policies. Commencing with 2002, deductibles were eliminated with first dollar coverage being provided through the wholly-owned insurance company.  The excess coverage is provided by a third party insuror for 2002.

For the period 2003-2009, both primary and excess professional liability insurance coverage is provided through our wholly-owned liability insurance company.  Primary coverage is in the amount of $1 million per incident, $3 million per location subject to an annual primary aggregate limit.  That limit was $16 million for 2008 and $17 million for 2009.  Excess coverage under a $7.5 million annual excess aggregate policy is applicable to years 2003-2007.  The 2008 and 2009 years are subject to annual excess aggregate policies in the total amount of $9 million.

For these professional liability insurance operations, the premium revenues reflected in the financials within “Other revenues” for the quarters ended March 31, 2009 and 2008, respectively, are $1,162,000 and $1,004,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as “Other operating costs and expenses”.

Note 10 - Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable approximate fair value due to their short-term nature.  Our long-term debt approximates fair value due to variable interest rates.  We calculate the fair values of other financial instruments based upon our estimate of current industry conditions, relevant factors and using discounted cash flow techniques.  At March 31, 2009 and 2008, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

Effective January 1, 2009, we fully adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as it relates to both financial and nonfinancial assets and liabilities.  Prior to January 1, 2009, and in accordance with FASB Staff Position No. 157-2, SFAS 157 only applied to our financial assets and financial liabilities.  SFAS 157 is a technical standard which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  Valuation techniques are the market, cost or income approach.  The Company’s adoption of SFAS 157 or FASB Staff Position No. 157-2 did not have an impact on our financial position, results of operations or cash flows.

NATIONAL HEALTHCARE CORPORATION

March 31, 2009

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

The following table summarizes fair value measurements by level at March 31, 2009 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value At March 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$51,270	$51,270	$–	$–
Restricted marketable securities	1,521	1,521	–	–
Investment in cash fund in liquidation	5,618	–	–	5,618

Marketable securities and restricted marketable securities –

The fair value of our investments in marketable securities and restricted marketable securities is derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

Investment in Cash Fund in Liquidation –

At March 31, 2009, we reported in current assets in our Consolidated Balance Sheets an investment of $5,618,000 ($7,804,000 at December 31, 2008) in the Columbia Strategic Cash Portfolio Fund (the “Fund”).  The Fund invests in obligations denominated in U.S. dollars consisting of asset-backed and mortgage-backed securities, structured investment vehicles, corporate bonds and notes, certificates of deposit, short-term corporate debt obligations, commercial paper, extendible commercial notes and municipal bonds.  A portion of the securities in the Fund have their fair values determined through readily available market data; however, some of the securities in the Fund have limited market activity such that the determination of fair value requires significant judgment or estimation.  Given current market conditions, as these securities are not actively traded, certain significant inputs (e.g. spreads, yield curves, prepayments and volatilities) are unobservable.  These securities are valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity.  As a result, the Company has categorized its investments in the Fund as Level 3 within the fair value hierarchy at March 31, 2009.

The following table presents a reconciliation of Level 3 assets measured at fair value on a recurring basis at March 31, 2009.  Considering the continuing deterioration in market conditions during the fourth quarter of 2008 and the

NATIONAL HEALTHCARE CORPORATION

March 31, 2009

(unaudited)

lack of current observable market activity, our investment in the Fund was transferred from Level 2 to Level 3 as of October 1, 2008.

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)		Cash Fund in Liquidation		Total
Balance at December 31, 2008		$7,804		$7,804
Total gains or losses (realized/unrealized):
Included in earnings		51		51
Included in other comprehensive income		−		−
Purchases, issuances and settlements		(2,237)		(2,237)
Transfers in/out or out of Level 3		−		−
Balance at March 31, 2009		$5,618		$5,618

The amount of total gains or losses for the quarter ended March 31, 2009 period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date

	$	−	$	−

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the quarter ended March 31, 2009 (above) are reported in interest income as follows:

(in thousands)		Interest Income
Total gains or losses included in earnings (or changes in net assets) for the period (above)		$51

Change in unrealized gains or losses relating to assets still held at reporting date	$	−

The Company has adopted an accounting policy for Level 3 fair value measurements that provides for transfer of the asset or liability into/out of Level 3 as of the beginning of the quarter in which the change is determined.

Historical Information Related to the Investment in Cash Fund in Liquidation - We received notice on December 6, 2007 at a time when our carrying value in the Fund was $39,500,000, that the Fund cash redemptions were suspended and that the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders, including to NHC.  Activity in the Fund for the periods indicated is summarized as follows:

NATIONAL HEALTHCARE CORPORATION

March 31, 2009

(unaudited)

(in thousands)	25 Days Ended December 31, 2007	Year Ended December 31, 2008	Three Months Ended March 31, 2009
Fund balance, beginning of period	$39,500	$35,492	$7,804
Realized gains (losses)	(42)	(817)	51
Reduction to adjust the Fund balance to its net asset value, charged to earnings	(453)	(1,343)	---
Cash distributed to NHC	(3,513)	(25,528)	(2,237)
Fund balance, end of period	$35,492	$7,804	$5,618

Interest earned, in addition to the cash distributed above	$156	$654	$21

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

Note 11 – New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which replaces SFAS No. 141, Business Combinations.  This Statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this Statement effective January 1, 2009.  The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This Statement requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted this Statement effective January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”).  FSP 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company’s adoption of FSP 03-6-1 as of January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

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

Development and Growth - In July, 2008 we opened a 60 bed addition to an existing facility located in North Augusta, South Carolina.  We broke ground in September, 2008 for construction of a new 120 bed health care center in Bluffton, South Carolina (expected cost $22,645,000), and in 2009 we broke ground on a new assisted living facility in Mauldin, South Carolina (expected cost of $6,600,000).

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

Effective February 1, 2008, we were selected by the McKendree Village, Inc. to manage under a five-year contract McKendree Village, a continuing care retirement community located on 42 acres in the Nashville, Tennessee suburb of Hermitage.  McKendree Village offers nursing care in the 300-bed McKendree Health Center, assisted living services in the 85-unit McKendree Manor, and independent senior care living in a 234-unit residential tower and in 39 individually designed cottages.

In August 2008, we purchased for $13,250,000 in cash, a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility located in Charleston, South Carolina.

In 2009, we are continuing to develop an active hospice program in South Carolina independently of our partnership with Caris Healthcare and are also exploring opportunities to expand our home health care services.  Effective January 1, 2009, we purchased five hospice locations in South Carolina for approximately $3,100,000.  Also during 2009, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.

Accrued Risk Reserves – Our accrued professional liability reserves, workers= compensation reserves and health insurance reserves totaled $105,370,000 at March 31, 2009 and are a primary area of management focus.  We have set aside restricted cash to fund substantially all of our professional liability and workers= compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition – Third Party Payors – Approximately 61% (2008), 60% (2007), and 63% (2006) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  At March 31, 2009, we have made provisions of approximately $15,662,000 for other various Medicare and Medicaid issues for current and prior year cost reports.  Consistent with our revenue recognition policies, we will record revenues associated with the various issues when the approvals, including the final cost report audits, are assured. Revenues for such cost report adjustments in the three months ended March 31, 2009 and 2008 were not significant.

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

Valuations and Impairments to our Investment in Cash Fund in Liquidation – At March 31, 2009, we reported an aggregate investment of $5,618,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”) which invests principally in high quality corporate debt, mortgage-backed securities and asset-backed securities.  During December, 2007 the Fund’s manager notified us that due to turmoil in credit markets in the United States (1) Fund cash redemptions to investors were suspended, (2) the Fund’s valuation will be based on the market value of the underlying securities instead of amortized cost, (3) interest would continue to accrue and be paid and (4) the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders that is expected to be completed in early 2009.  As the Fund is liquidated, we expect to receive our pro rata share of the Fund in cash distributions.

Our investment in the Fund totaled $35,900,000 on December 7, 2007.  Since that date, we have received cash distributions of $31,278,000, reported realized losses of $808,000, and reported losses to reduce the Fund balance to its net asset value of $1,796,000.  Our investment in the Fund totaled $5,618,000 at March 31, 2009.

The Fund’s valuation fluctuates based on changes in the market values of the securities held by the Fund.  Considering the continuing deterioration in market conditions during the fourth quarter of 2008 and the lack of current observable market activity, our investment in the Fund was transferred from Level 2 to Level 3 as of October 1, 2008 under the three-tier value hierarchy of SFAS 157.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of March 31, 2009, we and/or our managed centers are defendants in 53 such claims inclusive of years 1999 through 2009.  It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.   It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all provider locations owned, leased or managed by us.  The coverages include both primary policies and umbrella policies.

For 2002, we maintain primary coverage through our own insurance company with excess coverage provided by a third party insurance company.  For 2003–2009, we maintain both primary and excess coverage through our own insurance subsidiary.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

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

Potential Recognition of Deferred Income - During 1988, we sold the assets of eight long-term health care centers to National Health Corporation (ANational@), our administrative general partner at the time of the sale.  The resulting profit of $15,745,000 was deferred.  $10,000,000 of the deferred gain and related deferred income taxes of $4,000,000 was recognized as income in December 2007 with the collection of the $10,000,000 note from National.  $3,745,000 of the deferred gain has been amortized into income on a straight-line basis over the 20-year management contract period.  Additional deferred income of $2,000,000 will be reported when the Company no longer has an obligation to advance the $2,000,000 working capital loan which obligation was extended until January 20, 2018 with the extension of the management agreement with National to that date.

Guarantees – At March 31, 2009, no agreements to guarantee debt of other parties are outstanding.

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

For the first three months of 2009 our average Medicare per diem increased by 4.9% over the same period of 2008.   No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Medicaid—

Tennessee annual Medicaid rate increases were implemented effective July 1, 2008.  The increase in revenue was approximately $514,000 per quarter.

Missouri Medicaid funded a global rate increase for all providers of $6.00 per day effective after July 1, 2008.  The first three months of 2009 effect was approximately $330,000.

For the first three months of 2009, our average Medicaid per diem increased by 2.4% over the same period in 2008.  We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

NATIONAL HEALTHCARE CORPORATION

March 31, 2009

(unaudited)

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

Results for the three month period ended March 31, 2009 include a 5.3% increase in net revenues and a 12.4% increase in net income compared to the same period in 2008.

Net patient revenues increased $9,102,000 or 6.3% compared to the same period last year. Medicare, Medicaid and private pay per diem rates increased 4.9%, 2.4%, and 5.3%, respectively, compared to the quarter a year ago.  Additionally, the January 1, 2009 acquisition of five hospice locations in South Carolina and acquisition of a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility located in Charleston, South Carolina, effective August 1, 2008 added approximately $4,497,000 in net patient revenues.

The total census at owned and leased centers for the quarter averaged 91.6% compared to an average of 93.0% for the same quarter a year ago.

Other revenues decreased $574,000 or 3.5% in the three month 2009 period to $15,602,000 from $16,176,000 in the 2008 three month period.  Decreases in other revenues include decreased collections of management and accounting services fees ($274,000), decreased dividends and other realized gains on securities due to lower dividend rates ($126,000), and decreased rental income ($573,000).

Decreases in other revenues in the 2009 period over the 2008 period were offset in part due to greater earnings from our equity in unconsolidated investments (primarily from Caris HealthCare L.P. ($464,000) and increased insurance revenues ($227,000).

Total costs and expenses for the 2009 first quarter compared to the 2008 first quarter increased $6,123,000 or 4.2% to $153,067,000 from $146,989,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $3,185,000 or 3.6% to $90,726,000 from $87,541,000.  Other operating expenses increased $2,654,000 or 5.9% to $47,968,000 for the 2009 period compared to $45,314,000 in the 2008 period.  Rent expense increased $50,000 to $7,968,000 compared to $7,918,000 in the 2008 period.  Depreciation and amortization increased $246,000 or 4.1% to $6,243,000 from $5,997,000.  Interest costs decreased $12,000 to $207,000.

Increases in salaries, wages and benefits are due to increased staffing due to the acquisition of a skilled health care facility (132 long-term beds), a 60-bed assisted living facility and five hospice locations and due to inflationary wage increases.  Increases in other operating costs are due to costs associated with the acquisition of a health care facility (132 long-term beds), a 60-bed assisted living facility, five hospice locations and inflationary increases offset in part due to decreases in professional liability expenses ($930,000).

Depreciation expense increased primarily due to the acquisition of certain depreciable assets during the last year, including a 132-bed skilled health facility and a 60-bed assisted living facility.

The income tax provision for the three months ended March 31, 2009 is $6,373,000 (an effective income tax rate of 41.0%), which is in line with management’s expectations.  The income tax provision for the three months ended March 31, 2008 was $4,980,000 (an effective tax rate of 37.9%).   The 3.1% increase in the effective tax rate in 2009 is due to the effect of permanent differences.

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

	Three Months Ended March 31		Three Month Change
	2009	2008	$	%
Cash and Cash equivalents at beginning of period	$49,033	$2,379	$46,654	1,961.1%

Cash provided from (used in) operating activities	4,411	8,474	(4,063)	(47.9)%

Cash provided from (used in) investing activities	(4,048)	10,772	(14,820)	(137.6)%

Cash provided from (used in) financing activities	11,222	(4,337)	15,559	358.8%

Cash and cash equivalents at end of period	$60,618	$17,288	$43,330	250.6%

Operating Activities - Net cash provided by operating activities for the three months ended March 31, 2009, was $4,411,000 as compared to $8,474,000 provided in the same period last year.  Cash provided by operating activities for the current period benefited from increases in other current liabilities and accrued risk reserves, deferred income, and accounts receivable.  The increases to operating activities were offset by increases in the equity in earnings of unconsolidated investments, restricted cash and decreases in accrued payroll.  Increases in restricted cash totaled $550,000 compared to $10,184,000 the prior period.  The decrease in accounts receivable is due to collections and timing differences.

The increase in restricted cash in the current period is due primarily to the increase in cash reserved for our accrued risk reserves, including professional liability claims and workers’ compensation insurance claims, due to cash paid out for those claims.

The increase in other current liabilities and accrued risks reserves accounted for $2,028,000 in 2009 and $5,353,000 in 2008 of the cash provided by operating activities.  If the risks materialize as expected, which may not be finally known for several years, they will require the use of our restricted cash.

Investing Activities - Cash used in investing activities totaled $4,448,000 for the three months ended March 31, 2009, as compared to $10,772,000 provided from investing activities for the three months ended March 31, 2008.  Cash used for property and equipment additions was $9,456,000 for the three months ended March 31, 2009 and $4,910,000 in the comparable period in 2008.  Investments in notes receivable totaled $11,000 in 2009 compared to $1,900,000 in 2008.  Cash provided by net collections of notes receivable was $3,166,000 in 2009 compared to $4,207,000 in 2008.  Collections of our investment in the cash fund in liquidation balance totaled $2,186,000 in the first three months of 2009 compared to $12,376,000 in 2008.

Costs included in property and equipment additions include $3,972,000 for a new 120-bed long-term health care center under construction in Mauldin, South Carolina and $111,000 for a 60-bed assisted living facility in Columbia, South Carolina.

Net cash provided by financing activities totaled $11,620,000 in the three months ended March 31, 2009 compared to $4,337,000 net cash used for the same period in 2008.  Cash used for payments of debt totaled $-0- and dividend payments to common and preferred shareholders totaled $5,291,000.  In the prior year, cash used for payments of debt totaled $7,431,000, dividend payments to common and preferred shareholders totaled $4,506,000.  Tax benefits from exercise of stock options provided cash of $3,499,000 in 2009 and $124,000 in 2008.  In the current period, $13,091,000 cash was provided by the issuance of common stock compared to $194,000 in the same period last year.

At March 31, 2009, our ratio of long–term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 10.4%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2009 are as follows (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt principal	$60,501	$50,501	$–	$–	$10,000
Long-term debt - interest	2,671	531	553	553	1,034
Obligations to complete construction	12,734	12,734	–	–	–
Operating leases	421,359	28,948	63,836	67,400	261,175
Total Contractual Cash Obligations	$497,265	$92,714	$64,389	$67,953	$272,209

Income taxes payable for uncertain tax positions under FIN 48 of $3,733,000, attributable to permanent differences, at March 31, 2009 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 2 of the Consolidated Financial Statements for a discussion on income taxes.

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

Guarantees and Contingencies

Debt Guarantees—

At March 31, 2009, we have no guaranteed debt obligations.  All prior guaranteed debt obligations have been repaid by the direct obligor on the debt.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety.  Statement 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.  SFAS 157 is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years, with the following exception.  FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted SFAS No. 157 as of January 1, 2008 with respect to financial assets and liabilities.  The Company has adopted the provisions of FSP 157-2 as of January 1, 2009.  The adoption of SFAS No. 157 and the related FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which replaces SFAS No. 141, Business Combinations.  This Statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this Statement effective January 1, 2009.  The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This Statement requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted this Statement effective January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”).  FSP 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company’s adoption of FSP 03-6-1 as of January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

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

C

liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 10:  Guarantees and Contingencies);

C

the ability of third parties for whom we have guaranteed debt to refinance certain short term debt obligations;

C

the ability to attract and retain qualified personnel;

C

the availability and terms of capital to fund acquisitions and capital improvements;

C

the competitive environment in which we operate;

C

the ability to maintain and increase census levels; and

C

demographic changes.

See the notes to the quarterly financial statements, and AItem 1.  Business@ as is found in our 2008 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  This may be found on our web side at www.nhccare.com.  You should carefully consider these risks before making any investment in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months.  As a result of the short–term nature of our cash instruments, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments.  Approximately $12.6 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $7.7 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $39,000.  As of March 31, 2009 all of our long–term debt bears interest at variable interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $71,000.

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

Investment in Cash Fund in Liquidation

Please see Note 10 - Fair Value Measurements regarding market risk related to our investment in a cash fund in liquidation.

Item 4.  Controls and Procedures.

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company=s management, including the Chief Executive Officer (ACEO@) and Principal Accounting Officer (APAO@), of the effectiveness of the design and operation of the Company=s disclosure controls and procedures.  Based on that evaluation, the Company=s management, including the CEO and PAO, concluded that the Company=s disclosure controls and procedures were effective as of March 31, 2009.  There have been no changes in the Company=s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company=s internal control over financial reporting.

NATIONAL HEALTHCARE CORPORATION

March 31, 2009

(unaudited)

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 9 of this Form 10–Q.

Item 1A.

Risk Factors.

During the three months ended March 31, 2009, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation=s Annual Report on Form 10–K for the year ended December 31, 2008.

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

March 31, 2009

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 7, 2009	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: May 7, 2009	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)