Form 10-Q
period 2009-06-30
NATIONAL HEALTHCARE CORP
filed 2009-08-06
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ____________

Commission file number 001–13489

(Exact name of registrant as specified in its Charter)

Delaware	52–2057472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

100 E. Vine Street
Murfreesboro, TN 37130
(Address of principal executive offices)
(Zip Code)

(615) 890–2020
Registrant=s telephone number, including area code

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).

Yes ☐      No  ☐

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

13,663,372 shares of common stock of the registrant were outstanding as of August 5, 2009.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in thousands, except share and per share amounts)
REVENUES:
Net patient revenues	$155,849	$143,163	$308,916	$287,128
Other revenues	16,187	17,399	31,789	33,575
Net revenues	172,036	160,562	340,705	320,703

COSTS AND EXPENSES:
Salaries, wages and benefits	91,875	86,312	182,601	173,853
Other operating	47,421	44,639	95,389	89,953
Rent	8,064	7,876	16,032	15,794
Depreciation	6,287	6,024	12,530	12,021
Interest	188	170	395	389
Total costs and expenses	153,835	145,021	306,947	292,010

Income Before Income Taxes	18,201	15,541	33,758	28,693
Income Tax Provision	(6,834)	(6,055)	(13,207)	(11,035)
Net Income	11,367	9,486	20,551	17,658

Dividends to Preferred Shareholders	2,168	2,168	4,336	4,336

Net income available to common shareholders	$9,199	$7,318	$16,215	$13,322

Earnings Per Common Share:
Basic	$.67	$.57	$1.21	$1.04
Diluted	$.67	$.56	$1.20	$1.02

Weighted Average Common Shares Outstanding:
Basic	13,658,141	12,779,582	13,444,679	12,773,639
Diluted	13,675,285	13,125,402	13,466,047	13,121,810

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	June 30 2009	December 31 2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$64,536	$49,033
Restricted cash	118,930	119,407
Marketable securities	51,952	54,682
Restricted marketable securities	1,513	1,537
Investment in cash fund in liquidation	5,111	7,804
Accounts receivable, less allowance for doubtful accounts of $5,364 and $5,017, respectively	71,316	70,728
Notes receivable	189	189
Inventories	6,685	7,142
Prepaid expenses and other assets	2,263	1,246
Deferred income taxes	2,810	984
Total current assets	325,305	312,752

Property and Equipment:
Property and equipment, at cost	588,921	571,960
Accumulated depreciation and amortization	(171,159)	(158,478)
Net property and equipment	417,762	413,482

Other Assets:
Deposits	186	529
Goodwill	5,978	3,033
Notes receivable	20,172	20,389
Notes receivable from National	1	2,918
Deferred income taxes	12,419	13,672
Investments in limited liability companies and other	11,449	10,521
Total other assets	50,205	51,062
Total assets	$793,272	$777,296

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2008 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30 2009	December 31 2008
	(unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Current portion of long-term debt	$50,501	$50,502
Trade accounts payable	12,938	13,809
Accrued payroll	37,481	48,480
Amounts due to third party payors	17,168	15,594
Accrued risk reserves	105,754	106,000
Other current liabilities	12,744	12,139
Dividends payable	5,721	5,291
Accrued interest	75	104
Total current liabilities	242,382	251,919

Long-Term Debt, less Current Portion	10,000	10,000
Other Noncurrent Liabilities	15,959	15,807
Deferred Lease Credits	3,029	3,635
Deferred Revenue	17,157	15,118

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,841,062 shares, issued and outstanding; stated at liquidation of $15.75 per share	170,555	170,555
Common stock, $.01 par value; 30,000,000 shares authorized; 13,663,372 and 13,031,696 shares, respectively, issued and outstanding	136	130
Capital in excess of par value	129,768	113,580
Retained earnings	189,097	179,710
Unrealized gains on marketable securities, net of taxes	15,189	16,842
Total stockholders’ equity	504,745	480,817
Total liabilities and stockholders’ equity	$793,272	$777,296

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2009	2008
Cash Flows From Operating Activities:	(in thousands)
Net income	$20,551	$17,658
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	12,530	12,021
Provision for doubtful accounts receivable	347	822
Amortization of deferred income	-	(127)
Equity in earnings of unconsolidated investments	(4,342)	(3,493)
Deferred income taxes	(1,482)	(924)
Stock-based compensation	1,087	1,460
Changes in operating assets and liabilities:
Restricted cash	477	(14,254)
Accounts (and other) receivables	(935)	1,922
Inventories	457	(183)
Prepaid expenses and other assets	(1,017)	(266)
Trade accounts payable	(871)	(718)
Accrued payroll	(10,999)	(819)
Amounts due to third party payors	1,574	588
Accrued interest	(29)	572
Other current liabilities and accrued risk reserves	359	11,440
Entrance fee deposits	(400)	(139)
Other noncurrent liabilities	152	383
Deferred income	2,439	2,084
Net cash provided by operating activities	19,898	28,027
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(19,961)	(14,612)
Decrease in deposits reserved for land acquisition	-	941
Investments in notes receivable	(278)	(2,746)
Collections of notes receivable	3,412	4,450
Changes in cash fund in liquidation	2,693	17,258
Distributions from unconsolidated investments	3,462	2,677
Net cash provided by (used in) investing activities	(10,672)	7,968
Cash Flows From Financing Activities:
Proceeds from debt	-	7,500
Payments on debt	(1)	(7,432)
Tax benefit from exercise of stock options	3,582	314
Dividends paid to preferred shareholders	(4,336)	(3,999)
Dividends paid to common shareholders	(6,398)	(5,356)
Issuance of common shares	13,534	492
Decrease (increase) in deposits	343	(83)
Other	(447)	(19)
Net cash provided by (used in) financing activities	6,277	(8,583)
Net Increase in Cash and Cash Equivalents	15,503	27,412
Cash and Cash Equivalents, Beginning of Period	49,033	2,379
Cash and Cash Equivalents, End of Period	$64,536	$29,791

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

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Unrealized Gains (Losses) on Marketable Securities	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	10,841,062	$170,555	12,757,907	$127	$103,221	$164,003	$17,802	$455,708
Net income	–	–	–	–	–	17,658	–	17,658
Unrealized gains on securities (net of tax of $401)	–	–	–	–	–	–	603	603
Total comprehensive income								18,261
Stock-based compensation	–	–	–	–	1,460	–	–	1,460
Tax benefit from exercise of stock options	–	–	–	–	314	–	–	314
Shares sold - options exercised	–	–	24,998	–	492	–	–	492
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,336)	–	(4,336)
Dividends declared to common stockholders ($0.45 per share)	–	–	–	–	–	(5,749)	–	(5,749)
Balance at June 30, 2008	10,841,062	$170,555	12,782,905	$127	$105,487	$171,576	$18,405	$466,150

Balance at December 31, 2008	10,841,062	$170,555	13,031,696	$130	$113,580	$179,710	$16,842	$480,817
Net income	–	–	–	–	–	20,551	–	20,551
Unrealized losses on securities (net of tax benefit of $1,101)	–	–	–	–	–	–	(1,653)	(1,653)
Total comprehensive income								18,898
Stock-based compensation	–	–	–	–	1,087	–	–	1,087
Tax benefit from exercise of stock options	–	–	–	–	1,573	–	–	1,573
Shares sold – options exercised	–	–	631,676	6	13,528	–	–	13,534
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,336)	–	(4,336)
Dividends declared to common stockholders ($0.50 per share)	–	–	–	–	–	(6,828)	–	(6,828)
Balance at June 30, 2009	10,841,062	$170,555	13,663,372	$136	$129,768	$189,097	$15,189	$504,745

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

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

Other revenues include the following:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in thousands)
Insurance services	$4,337	$4,184	$8,612	$8,232
Management and accounting services fees	3,837	5,306	7,633	9,376
Dividends and other realized gains on securities	1,062	1,062	2,123	2,250
Equity in earnings of unconsolidated investments	2,340	1,954	4,342	3,493
Interest income	1,040	1,403	2,023	2,641
Rental income	3,207	3,061	6,303	6,730
Other	364	429	753	853
	$16,187	$17,399	$31,789	$33,575

Certain of our affiliates manage five long-term care centers owned by National Health Corporation (“National”).  During the six months ended June 30, 2009 and 2008, National paid and we recognized no management fees or interest on management fees.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

Certain of our affiliates manage 15 long-term care centers that were previously owned by National Health Investors, Inc. (“NHI”).  During the six months ended June 30, 2009 and 2008, we recognized $1,488,040 and $1,506,000, respectively, of management fees and interest from these 15 long-term care centers.

Of the total 15 centers managed, the management fee revenues from seven centers were currently paid and recognized on the accrual method in 2009 and 2008.  The fees from the remaining eight centers, because of insufficient historical collections and the lack of expected future collections, are recognized only when realized.  Under the terms of the management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care providers.  Our affiliates continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

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

At June 30, 2009, we had $11,427,000 of unrecognized tax benefits, composed of $7,694,000 of deferred tax assets, $-0- of deferred tax liabilities, and $3,733,000 of permanent differences.  Accrued interest and penalties of $4,532,000 relate to unrecognized tax benefits at June 30, 2009.  Unrecognized tax benefits of $3,733,000 at June 30, 2009, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,609,000 relate to these permanent differences at June 30, 2009.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months of June 30, 2009, except for the effect of decreases related to statute of limitations lapse estimated at $1,045,000, composed of temporary differences of $-0-,  and permanent tax differences of $1,045,000.  Interest and penalties of $561,000 relate to these permanent difference changes within 12 months of June 30, 2009.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2005 (except for certain state exceptions). Currently, there are no U.S. federal or state returns under examination.

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except for share and per share amounts)	2009	2008	2009	2008
Basic:
Weighted average common shares outstanding	13,658,141	12,779,582	13,444,679	12,773,639
Net income	$11,367	$9,486	$20,551	$17,658
Dividends to preferred stockholders	2,168	2,168	4,336	4,336
Net income available to common stockholders	9,199	7,318	16,215	13,322
Earnings per common share, basic	$.67	$.57	$1.21	$1.04

Diluted:
Weighted average common shares outstanding	13,658,141	12,779,582	13,444,679	12,773,639
Dilutive effect of stock options	17,144	345,820	21,368	348,171
Assumed average common shares outstanding	13,675,285	13,125,402	13,466,047	13,121,810

Net income available to common stockholders	$9,199	$7,318	$16,215	$13,322

Net income for diluted earnings per common share	$9,199	$7,318	$16,215	$13,322
Earnings per common share, diluted	$.67	$.56	$1.20	$1.02

In the above table, 269,245 shares and 244,043 shares of stock options have been excluded for 2009 and 2008, respectively and 2,623,971 of preferred stock potential common shares issuable upon the conversion of the preferred stock have been excluded for 2009 and 2008, due to their anti-dilutive impact.

Note 5 – Acquisition of South Carolina Hospice Business

Effective January 1, 2009, we purchased for $3,100,000 in cash certain assets and assumed certain liabilities of five hospice locations in the state of South Carolina.  We accounted for the acquisition in accordance with SFAS No. 141(R), in which the purchase price was allocated based upon the fair value of the identifiable assets acquired and liabilities assumed with the excess of the fair value of the consideration provided over the fair value of the identifiable assets and liabilities recorded as goodwill. As a result of the acquisition, we recorded $2,900,000 as goodwill, all of which is expected to be fully deductible for income tax purposes.  The results of the five hospice locations have been included in the consolidated financial statements since January 1, 2009, the acquisition date.  The unaudited pro forma results are not disclosed due to the results being immaterial to the consolidated financial statements.

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

Note 6 - Long-Term Debt and Commitments

Long-Term Debt—

Long-term debt consists of the following:

	Weighted Average Interest Rate	Maturities	Long-Term Debt
(dollars in thousands)			6/30/09	12/31/08

Revolving Credit Facility interest payable monthly	Variable, 0.7%	2009	$50,500	$50,500

Notes and other obligations, principal and interest payable periodically	Variable, 5.43%	2009	1	2

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			60,501	60,502
Less current portion			(50,501)	(50,502)
			$10,000	$10,000

Note 7 - $75,000,000 Revolving Credit Facility

 Effective October 28, 2008, we extended the maturity of our Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”).  The Credit Agreement provides for a $75,000,000 revolving credit facility (the “Credit Facility”), of which up to $5,000,000 may be utilized for letters of credit.

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

June 30, 2009

(unaudited)

The Credit Agreement contains customary representations and warranties, and covenants, including covenants that restrict, among other things, asset dispositions, mergers and acquisitions, dividends, restricted payments, debt, liens, investments and affiliate transactions.  The Credit Agreement contains customary events of default.

The Credit Facility is available for general corporate purposes, including working capital and acquisitions at June 30, 2009.

We have held recent discussions with financial institutions regarding a new revolving credit facility.  No assurances can be made that we will enter into a new credit facility.  We believe that the lack of a credit facility does not impair our ability to meet our current expected liquidity needs.

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

Under the Plan, options issued to non–employee directors are granted automatically on the date of our annual shareholder meeting, vest immediately upon grant and have a maximum five year term.  Options issued to employees in 2000 vested over a six year period and had a maximum six year term.  Options issued to employees in 2004 vested over a five year period and had a maximum five year term.  Options issued to employees in 2007 vested over a 2.1 year period and have a maximum 2.1 year term.

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

The fair value of each option award is estimated on the grant date, using the Black–Scholes option valuation model with the weighted average assumptions indicated in the following table.  Generally, awards are subject to cliff vesting.  Each grant is valued as a single award with an expected term based upon expected employment and termination behavior.  Compensation cost is recognized over the requisite service period in a manner consistent with the option vesting provisions.  The straight–line attribution method requires that compensation expense is recognized at least equal to the portion of the grant–date fair value that is vested at that date.  The expected volatility is derived using weekly historical data for periods immediately preceding the date of grant.  The risk–free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant.  The expected life is an estimate of the number of years an option will be held before it is exercised.  The following table summarizes the assumptions used to value the options granted in the periods shown.

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

	Six Months Ended June 30
	2009	2008
Risk-free interest rate	0.96%	2.60%
Expected volatility	29.19%	25.5%
Expected life, in years	2.0 years	2.0 years
Expected dividend yield	2.98%	2.36%
Expected forfeiture rate	0.00%	0.00%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	1,166,650	$27.06	−
Options granted	112,586	51.86	−
Options exercised	(273,589)	24.34	−
Options forfeited	(3,451)	50.94	−
Options cancelled	(10,000)	20.90	−
Options outstanding at December 31, 2008	992,196	30.55	−
Options granted	108,625	39.91	−
Options exercised	(631,576)	21.41	−
Options forfeited	(35,000)	55.00	−
Options outstanding at June 30, 2009	434,245	44.18	$(2,710,000)

Options exercisable at June 30, 2009	415,620	$43.89	$(2,473,000)

Options Outstanding June 30, 2009	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

240,000	$32.01-$44.25	$37.97	2.9
194,245	$50.60-$52.50	$51.85	3.3
434,245

At June 30, 2009, 415,620 options outstanding are exercisable.  Exercise prices on the options range from $32.01 to $52.50.  The weighted average remaining contractual life of options outstanding at June 30, 2009 is 3.1 years.  The weighted average fair value of options granted during the six months ended June 30, 2009 and 2008 were $6.67 ($835,000 in total) and $7.36 ($829,000 in total) per share, respectively.  The total intrinsic value of shares exercised during the six months ended June 30, 2009 and 2008 was $10,438,000 and $653,000, respectively.

Additionally, the Plan allows employees to purchase our shares of stock through payroll deductions.  Employees may terminate participation at any time.

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

Our policy is to issue new shares to satisfy share option exercises.  In addition to the stock options issued and outstanding under the Plan, we have reserved an additional 811,652 shares of common stock for issuance under these plans.

NHC recognized $1,087,000 and $1,460,000 of share-based compensation expense for the six month periods ended June 30, 2009 and 2008, respectively.  SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $8,954,000 and $314,000 for the six months ended June 30, 2009 and 2008, respectively.  No share based compensation cost was capitalized during the current periods.  The total compensation cost related to non–vested awards not yet recognized at June 30, 2009 is $58,000 and the weighted average period over which it is to be recognized is .5 years.

Note 9 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $105,754,000 and $106,000,000 at June 30, 2009 and December 31, 2008, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financials within “Other Revenues” for the six months ended June 30, 2009 and 2008, respectively, are $2,666,000 and $3,062,000.  Associated losses and expenses are reflected in the consolidated financial statements as “Other operating costs and expenses”.

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced significant amounts of personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of June 30, 2009, we and/or our managed centers are currently defendants in 42 such claims covering the years 1999 through June 30, 2009.  Five of the 42 suits are in Florida, where we have not operated or managed long-term care providers since September 30, 2000. Of the five Florida suits, three suits relate to events before and two suits relate to events after our cessation of business in Florida.  These latter two suits assert allegations of continued exposure even after we ceased operations.

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

For these professional liability insurance operations, the premium revenues reflected in the financials within “Other revenues” for the six months ended June 30, 2009 and 2008, respectively, are $2,323,000 and $2,008,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as “Other operating costs and expenses”.

Other Matters

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company is in the process of responding to the demand and will comply as required with the terms of the demand.

Note 10 - Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable approximate fair value due to their short-term nature.  Our long-term debt approximates fair value due to variable interest rates and the short term maturity of the Revolving Credit Facility.  At June 30, 2009 and 2008, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

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

The following table summarizes fair value measurements by level at June 30, 2009 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value At June 30, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$51,952	$51,952	$–	$–
Restricted marketable securities	1,513	1,513	–	–
Investment in cash fund in liquidation	5,111	–	–	5,111

Marketable securities and restricted marketable securities –

The fair value of our investments in marketable securities and restricted marketable securities is derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

Marketable securities consist of the following:

	June 30, 2009		December 31, 2008
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Marketable equity securities	$29,604	$51,952	$29,604	$54,682
U.S. government securities	1,475	1,513	1,474	1,537
	$31,079	$53,465	$31,078	$56,219

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)
	June 30, 2009			December 31, 2008
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$43,554	1,630,642	$24,734	$44,729

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	June 30, 2009			December 31, 2008
(in thousands)	Cost	Fair Value		Cost		Fair Value
Maturities:
Within 1 year	$1,250	$1,282	$	−	$	−
1 to 5 years	225	231		1,474		1,537
	$1,475	$1,513		$1,474		$1,537

Gross unrealized gains related to available for sale securities are $22,386,000 and $25,141,000 as of June 30, 2009 and December 31, 2008, respectively.  There were no gross unrealized losses related to available for sale securities as of June 30, 2009 and December 31, 2008, respectively.

Proceeds from the sale of investments in marketable securities during the six months ended June 30, 2009 and 2008 were -0- and $225,000, respectively.  No gross investment gains or losses were realized on these sales for the six months ended June 30, 2008.

Investment in Cash Fund in Liquidation –

At June 30, 2009, we reported in current assets in our Consolidated Balance Sheets an investment of $5,111,000 ($7,804,000 at December 31, 2008) in the Columbia Strategic Cash Portfolio Fund (the “Fund”).  The Fund invests in obligations denominated in U.S. dollars consisting of asset-backed and mortgage-backed securities, structured investment vehicles, corporate bonds and notes, certificates of deposit, short-term corporate debt obligations, commercial paper, extendible commercial notes and municipal bonds.  A portion of the securities in the Fund have their fair values determined through readily available market data; however, some of the securities in the Fund have limited market activity such that the determination of fair value requires significant judgment or estimation.  Given current market conditions, as these securities are not actively traded, certain significant inputs (e.g. spreads, yield curves, prepayments and volatilities) are unobservable.  These securities are valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity.  As a result, the Company has categorized its investments in the Fund as Level 3 within the fair value hierarchy at June 30, 2009.

The following table presents a reconciliation of Level 3 assets measured at fair value on a recurring basis at June 30, 2009.  Considering the continuing deterioration in market conditions during the fourth quarter of 2008 and the lack of current observable market activity, our investment in the Fund was transferred from Level 2 to Level 3 as of October 1, 2008.

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Balance at beginning of the period	$5,618	$23,116	$7,804	$35,492
Total gains or losses (realized/unrealized):
Included in earnings	247	12	298	(420)
Included in other comprehensive income	−	−	−	−
Purchases, issuances and settlements	(754)	(4,894)	(2,991)	(16,838)
Transfers in/out or out of Level 3	−	−	−	−
Balance at end of the period	$5,111	$18,234	$5,111	$18,234

Gains and losses (realized and unrealized) included in earnings for the periods ended above are reported in interest income as follows:

		Three Months Ended				Six Months Ended
		June 30				June 30
(in thousands)		2009		2008		2009	2008
Total realized gains or losses		$247		$12		$298	$(161)

Change in unrealized gains or losses relating to assets still held at reporting date	$	−	$	−	$	−	$(259)

The Company has adopted an accounting policy for Level 3 fair value measurements that provides for transfer of the asset or liability into/out of Level 3 as of the beginning of the quarter in which the change is determined.

Historical Information Related to the Investment in Cash Fund in Liquidation - We received notice on December 6, 2007, at a time when our carrying value in the Fund was $39,500,000, that the Fund cash redemptions were suspended and that the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders, including to NHC.  Activity in the Fund for the periods indicated is summarized as follows:

(in thousands)	25 Days Ended December 31, 2007	Year Ended December 31, 2008	Six Months Ended June 30, 2009
Fund balance, beginning of period	$39,500	$35,492	$7,804
Realized gains (losses)	(42)	(817)	298
Reduction to adjust the Fund balance to its net asset value, charged to earnings	(453)	(1,343)	−
Cash distributed to NHC	(3,513)	(25,528)	(2,991)
Fund balance, end of period	$35,492	$7,804	$5,111

Interest earned, in addition to the cash distributed above	$156	$654	$27

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

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

Note 11 – New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”), which is effective for interim and annual periods ending after September 15, 2009.  SFAS 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance.  Under SFAS 168 there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance.  The adoption of SFAS 168 will not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three related FASB Staff Positions:  (1) FSP FAS No. 115-2 and FAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), (2) FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and (3) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009.  FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures.  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements.  The adoption of these FASB Staff Positions did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  FAS 165 is effective for interim and annual periods ending after June 15, 2009.  Accordingly, the Company has adopted the provisions of FAS 165 and has evaluated events through August 5, 2009; the issuance date of the Company’s consolidated financial statements, and notes that no subsequent event disclosure is needed.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations.  This Statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this Statement effective January 1, 2009.  The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This Statement requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted this Statement effective January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

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

In January, 2008, we purchased a 109-bed skilled nursing rehabilitation facility located in Knoxville, Tennessee for $6,347,000 in cash.

Also in January 2008, we purchased for $5,073,000 in cash, two tracts of land located in the state of South Carolina and one tract of land located in the state of Tennessee.  The tracts are undeveloped and are held for future development.

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

Effective February 1, 2008, we were selected by McKendree Village, Inc. to manage under a five-year contract McKendree Village, a continuing care retirement community located on 42 acres in the Nashville, Tennessee suburb of Hermitage.  McKendree Village offers nursing care in the 300-bed McKendree Health Center, assisted living services in the 85-unit McKendree Manor, and independent senior care living in a 234-unit residential tower and in 39 individually designed cottages.

In August 2008, we purchased for $13,250,000 in cash, a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility located in Charleston, South Carolina.

In 2009, we are continuing to develop an active hospice program in South Carolina independently of our partnership with Caris Healthcare and are also exploring opportunities to expand our home health care services.  Effective January 1, 2009, we purchased five hospice locations in South Carolina for approximately $3,100,000.  During 2009, we will apply for Certificates of Need for additional beds in select markets and new NHC construction opportunities for skilled nursing and assisted living facilities.  NHC will also continue to seek prudent acquisition opportunities in each of our lines of business.

Accrued Risk Reserves – Our accrued professional liability reserves, workers= compensation reserves and health insurance reserves totaled $105,754,000 at June 30, 2009 and are a primary area of management focus.  We have set aside restricted cash to fund substantially all of our professional liability and workers= compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition – Third Party Payors – Approximately 61% (2008), 60% (2007), and 63% (2006) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  At June 30, 2009, we have made provisions for amounts due third party payors of approximately $17,168,000.  Revenues and results of operations in the six months ended June 30, 2009 and 2008 were not materially impacted by changes in estimates of settlements and final determinations.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

Valuations and Impairments to our Investment in Cash Fund in Liquidation – At June 30, 2009, we reported an aggregate investment of $5,111,000 in the Columbia Strategic Cash Portfolio Fund (the “Fund”) which invests principally in corporate debt, mortgage-backed securities and asset-backed securities.  During December, 2007 the Fund’s manager notified us that due to turmoil in credit markets in the United States (1) Fund cash redemptions to investors were suspended, (2) the Fund’s valuation will be based on the market value of the underlying securities instead of amortized cost, (3) interest would continue to accrue and be paid and (4) the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders that is expected to be completed in 2009.  As the Fund is liquidated, we expect to receive our pro rata share of the Fund in cash distributions.

Our investment in the Fund totaled $35,900,000 on December 7, 2007.  Since that date, we have received cash distributions of $32,032,000, reported realized losses of $562,000, and reported losses of $1,796,000 to reduce the Fund balance to its net asset value.  Our investment in the Fund totaled $5,111,000 at June 30, 2009.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of June 30, 2009, we and/or our managed centers are defendants in 42 such claims inclusive of years 1999 through 2009.  It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.   It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

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

Potential Recognition of Deferred Income - During 1988, we sold the assets of eight long-term health care centers to National Health Corporation (ANational@), our administrative general partner at the time of the sale.  The resulting profit of $15,745,000 was deferred.  $10,000,000 of the deferred gain and related deferred income taxes of $4,000,000 were recognized as income in December 2007 with the collection of the $10,000,000 note from National.  $3,745,000 of the deferred gain has been amortized into income on a straight-line basis over the 20-year management contract period.  Additional deferred income of $2,000,000 will be recognized when the Company no longer has an obligation to advance the $2,000,000 working capital loan which obligation was extended until January 20, 2018 with the extension of the management agreement with National to that date.

Guarantees – At June 30, 2009, no agreements to guarantee debt of other parties are outstanding.

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

June 30, 2009

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

For the first six months of 2009 our average Medicare per diem increased by 5.04% over the same period of 2008.   No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

CMS released the final Medicare SNF PPS rule on July 31, 2009.  In this rule, payment system changes for fiscal years 2010 and 2011 are made including:

Fiscal Year 2010 – Effective October 1, 2009

•

The federal rates will be updated by a market basket increase of 2.2%.

•

A recalibration of the nursing weights will be implemented, resulting in a reduction of 3.3%.

•

The net impact of these adjustments is a reduction of 1.1%.

Fiscal Year 2011 – Effective October 1, 2010

•

The MDS 3.0 and RUG-IV payment system will be implemented on October 1, 2010.

•

Services rendered prior to the admission of the individual to the SNF will no longer be counted for classification to a RUG category.  Only services rendered in the SNF will be reported on the MDS 3.0, and recognized for reimbursement purposes.

•

Concurrent therapy cannot be provided to more than 2 individuals.  The MDS 3.0 will capture individual and concurrent therapy separately.

The changes effective October 1, 2010 (fiscal year 2011) have now been finalized.

Medicaid—

South Carolina Medicaid fully funded their normal October 1, 2008 rate increases and a retroactive settlement was received and recognized in June, 2009.  The per diem rate increases have resulted in additional revenues of approximately $321,000 per quarter.

Tennessee annual Medicaid rate increases were implemented effective July 1, 2008.  The increase in revenue was approximately $514,000 per quarter.

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

Missouri Medicaid funded a global rate increase for all providers of $6.00 per day effective after July 1, 2008.  The first six months of 2009 effect was approximately $660,000.

For the first six months of 2009, our average Medicaid per diem increased by 3.40% over the same period in 2008.  We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

Results for the three month period ended June 30, 2009 include a 7.1% increase in net revenues and a 19.8% increase in net income compared to the same period in 2008.

Net patient revenues increased $12,686,000 or 8.9% compared to the same period last year. Medicare, Medicaid and private pay per diem rates increased 5.2%, 4.3%, and 4.5%, respectively, compared to the quarter a year ago.  Additionally, the January 1, 2009 acquisition of five hospice locations in South Carolina and acquisition of a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility located in Charleston, South Carolina, effective August 1, 2008 added approximately $4,796,000 in net patient revenues.

The total census at owned and leased centers for the quarter averaged 92.1% (92.5% if operations owned less than one year are removed) compared to an average of 92.8% for the same quarter a year ago.

Other revenues decreased $1,212,000 or 7.0% in the three month 2009 period to $16,187,000 from $17,399,000 in the 2008 three month period.  Decreases in other revenues include decreased management and accounting services fees ($1,223,000) and decreased dividends and other realized gains on securities due to lower dividend rates ($363,000).

Decreases in other revenues in the 2009 period over the 2008 period were offset in part due to greater earnings from our equity in unconsolidated investments (primarily from Caris HealthCare L.P. ($386,000) and increased insurance revenues ($153,000).

Total costs and expenses for the 2009 second quarter compared to the 2008 second quarter increased $8,814,000 or 6.1% to $153,835,000 from $145,021,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $5,563,000 or 6.4% to $91,875,000 from $86,312,000.  Other operating expenses increased $2,782,000 or 6.2% to $47,421,000 for the 2009 period compared to $44,639,000 in the 2008 period.  Rent expense increased $188,000 to $8,064,000 compared to $7,876,000 in the 2008 period.  Depreciation and amortization increased $263,000 or 4.4% to $6,287,000 from $6,024,000.  Interest costs increased $18,000 to $188,000.

Increases in salaries, wages and benefits are due to increased staffing due to the acquisition of a skilled health care facility (132 long-term beds), a 60-bed assisted living facility and five hospice locations and due to inflationary wage increases.  Increases in other operating costs are due to costs associated with the acquisition of a health care facility (132 long-term beds), a 60-bed assisted living facility, five hospice locations and inflationary increases offset in part due to decreases in professional liability expenses ($500,000).

Depreciation expense increased primarily due to the acquisition of certain depreciable assets during the last year, including a 132-bed skilled health facility and a 60-bed assisted living facility.

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

The income tax provision for the three months ended June 30, 2009 is $6,834,000 (an effective income tax rate of 37.5%), which is in line with management’s expectations.  The income tax provision for the three months ended June 30, 2008 was $6,055,000 (an effective tax rate of 39.0%).   The 1.5% decrease in the effective tax rate in 2009 is due to the effect of permanent differences.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.

Results for the six month period ended June 30, 2009 include a 6.2% increase in net revenues and a 16.4% increase in net income compared to the same period in 2008.

Net patient revenues increased $21,788,000 or 7.6% compared to the same period last year. Medicare, Medicaid and private pay per diem rates increased 5.0%, 3.4%, and 4.9%, respectively, compared to the six months a year ago.  Additionally, the January 1, 2009 acquisition of five hospice locations in South Carolina and acquisition of a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility located in Charleston, South Carolina, effective August 1, 2008 added approximately $9,293,000 in net patient revenues.

The total census at owned and leased centers for the six month period averaged 91.9% (92.3% if operations owned less than one year are removed) compared to an average of 92.9% for the same six month period a year ago.

Other revenues decreased $1,786,000 or 5.3% in the six month 2009 period to $31,789,000 from $33,575,000 in the 2008 six month period.  Decreases in other revenues include decreased management and accounting services fees ($1,601,000), decreased dividends and other realized gains on securities due to lower dividend rates ($618,000), and decreased rental income ($621,000).

Decreases in other revenues in the 2009 period over the 2008 period were offset in part due to greater earnings from our equity in unconsolidated investments (primarily from Caris HealthCare L.P. ($850,000) and increased insurance revenues ($380,000).

Total costs and expenses for the 2009 six months compared to the 2008 six months increased $14,937,000 or 5.1% to $306,947,000 from $292,010,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $8,748,000 or 5.0% to $182,601,000 from $173,853,000.  Other operating expenses increased $5,436,000 or 6.0% to $95,389,000 for the 2009 period compared to $89,953,000 in the 2008 period.  Rent expense increased $238,000 to $16,032,000 compared to $15,794,000 in the 2008 period.  Depreciation and amortization increased $509,000 or 4.2% to $12,530,000 from $12,021,000.  Interest costs increased $6,000 to $395,000.

Increases in salaries, wages and benefits are due to increased staffing due to the acquisition of a skilled health care facility (132 long-term beds), a 60-bed assisted living facility and five hospice locations and due to inflationary wage increases.  Increases in other operating costs are due to costs associated with the acquisition of a health care facility (132 long-term beds), a 60-bed assisted living facility, five hospice locations and inflationary increases offset in part due to decreases in professional liability expenses ($1,430,000).

Depreciation expense increased primarily due to the acquisition of certain depreciable assets during the last year, including a 132-bed skilled health facility and a 60-bed assisted living facility.

The income tax provision for the six months ended June 30, 2009 is $13,207,000 (an effective income tax rate of 39.1%), which is in line with management’s expectations.  The income tax provision for the six months ended June 30, 2008 was $11,035,000 (an effective tax rate of 38.5%).   The 0.6% increase in the effective tax rate in 2009 is due to the effect of permanent differences.

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

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

	Three Months Ended June 30		Three Month Change
	2009	2008	$	%
Cash and Cash equivalents at beginning of period	$60,618	$17,288	$43,330	250.6%

Cash provided from (used in) operating activities	15,487	19,553	(4,066)	(20.8)%

Cash provided from (used in) investing activities	(6,624)	(2,804)	(3,820)	(136.2)%

Cash provided from (used in) financing activities	(4,945)	(4,246)	(699)	(16.5)%

Cash and cash equivalents at end of period	$64,536	$29,791	$34,745	116.6%

	Six Months Ended June 30		Six Month Change
	2009	2008	$	%
Cash and Cash equivalents at beginning of period	$49,033	$2,379	$46,654	1,961.1%

Cash provided from (used in) operating activities	19,898	28,027	(8,129)	(29.0)%

Cash provided from (used in) investing activities	(10,672)	7,968	(18,640)	(233.9)%

Cash provided from (used in) financing activities	6,277	(8,583)	14,860	173.1%

Cash and cash equivalents at end of period	$64,536	$29,791	$34,745	116.6%

Operating Activities - Net cash provided by operating activities for the six months ended June 30, 2009, was $19,898,000 as compared to $28,027,000 provided in the same period last year.  Cash provided by operating activities for the current period benefited from increases in other current liabilities and accrued risk reserves, deferred income, amounts due to third party payors, and decreases in inventory and restricted cash.  The increases to operating activities were offset by increases in the equity in earnings of unconsolidated investments, accounts receivable, prepaid expenses and other assets and decreases in accrued payroll, accounts payable and entrance fee deposits.  The decrease in accrued payroll is due to the timing of pay periods.

Investing Activities - Cash used in investing activities totaled $10,672,000 for the six months ended June 30, 2009, as compared to $7,968,000 provided from investing activities for the six months ended June 30, 2008.  Cash used for property and equipment additions was $19,961,000 for the six months ended June 30, 2009 and $14,612,000 in the comparable period in 2008.  Investments in notes receivable totaled $278,000 in 2009 compared to $2,746,000 in 2008.  Cash provided by net collections of notes receivable was $3,412,000 in 2009 compared to $4,450,000 in 2008.  Collections of our investment in the cash fund in liquidation balance totaled $2,693,000 in the first six months of 2009 compared to $17,258,000 in 2008.

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

Costs included in property and equipment additions include $9,200,000 for a new 120-bed long-term health care center under construction in Bluffton, South Carolina and $1,200,000 for a 60-bed assisted living facility in Mauldin, South Carolina.

Financing Activities - Net cash provided by financing activities totaled $6,277,000 in the six months ended June 30, 2009 compared to $8,583,000 net cash used for the same period in 2008.  Cash used for payments of debt totaled $1,000 and dividend payments to common and preferred shareholders totaled $10,734.000.  In the prior year, cash used for payments of debt totaled $7,432,000, and dividend payments to common and preferred shareholders totaled $9,355,000.  Tax benefits from exercise of stock options provided cash of $3,582,000 in 2009 and $314,000 in 2008.  In the current period, $13,534,000 of cash was provided by the issuance of common stock compared to $492,000 in the same period last year.

At June 30, 2009, our ratio of long–term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 10.4%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2009 are as follows (in thousands):

	Total	Less than 1 year		1-3 Years		3-5 Years	After 5 Years
Long-term debt principal	$60,501	$50,501	$	−	$	−	$10,000
Long-term debt – interest	2,468	395		553		553	967
Obligations to complete construction	12,995	12,995		−		−	−
Operating leases	414,122	28,948		65,024		67,400	252,750
Total Contractual Cash Obligations	$490,086	$92,839		$65,577		$67,953	$263,717

Income taxes payable for uncertain tax positions under FIN 48 of $3,733,000, attributable to permanent differences, at June 30, 2009 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 3 of the Interim Condensed Consolidated Financial Statements for a discussion on income taxes.

We have held recent discussions with financial institutions regarding a new revolving credit facility.  No assurances can be made that we will enter into a new credit facility.  We believe that the lack of a credit facility does not impair our ability to meet our current expected liquidity needs.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

Guarantees and Contingencies

Debt Guarantees—

At June 30, 2009, we have no guaranteed debt obligations.  All prior guaranteed debt obligations have been repaid by the direct obligor on the debt.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS168”), which is effective for interim and annual periods ending after September 15, 2009.  SFAS 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance.  Under SFAS 168 there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance.  The adoption of SFAS 168 will not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three related FASB Staff Positions:  (1) FSP FAS No. 115-2 and FAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), (2) FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and (3) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009.  FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures.  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements.  The adoption of these FASB Staff Positions did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  FAS 165 is effective for interim and annual periods ending after June 15, 2009.  Accordingly, the Company has adopted the provisions of FAS 165 and the adoption has not had a material impact on the Company’s consolidated financial statements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations.  This Statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this Statement effective January 1, 2009.  The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This Statement requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted this Statement

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

effective January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

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

C

the ability of third parties for whom we have guaranteed debt, if any, to refinance certain short term debt obligations;

C

the ability to attract and retain qualified personnel;

C

the availability and terms of capital to fund acquisitions and capital improvements;

C

the ability to refinance existing debt on favorable terms;

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months.  As a result of the short–term nature of our cash instruments, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments.  Approximately $12.5 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $7.9 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $40,000.  As of June 30, 2009 all of our long–term debt bears interest at variable interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $63,000.

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

Item 4.  Controls and Procedures.

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company=s management, including the Chief Executive Officer (ACEO@) and Principal Accounting Officer (APAO@), of the

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

effectiveness of the design and operation of the Company=s disclosure controls and procedures.  Based on that evaluation, the Company=s management, including the CEO and PAO, concluded that the Company=s disclosure controls and procedures were effective as of June 30, 2009.  There have been no changes in the Company=s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company=s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 9 of this Form 10–Q.

Item 1A.

Risk Factors.

During the six months ended June 30, 2009, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation=s Annual Report on Form 10–K for the year ended December 31, 2008.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.

Defaults Upon Senior Securities.  None

Item 4.

Submission of Matters to Vote of Security Holders.

(a)

The Annual Meeting of Shareholders was held on May 5, 2009.

(b)

Matters voted upon at the meeting and the results were as follows:

PROPOSAL NO. 1:  Re-election of J. Paul Abernathy and Robert G. Adams to serve as directors for terms of three years or until their successors have been fully elected and qualified.

Nominee	Voting For	Withholding Authority	Percent For
J. Paul Abernathy	13,252,928	576,323	95.8%
Robert G. Adams	13,295,437	533,814	96.1%

Item 5.

Other Information.  None

Item 6.

Exhibits.

(a)

List of exhibits

Exhibit No.	Description

31.1	Rule 13a–14(a)/15d–14(a) Certification of Chief Executive Officer

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer

32	Certification pursuant to 18 U.S.C. Section 906 by Chief Executive
Officer and Principal Financial Officer

NATIONAL HEALTHCARE CORPORATION

June 30, 2009

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 6, 2009	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: August 6, 2009	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Accounting Officer)