Form 10-Q
period 2009-09-30
NATIONAL HEALTHCARE CORP
filed 2009-11-05
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

13,682,787 shares of common stock of the registrant were outstanding as of November 4, 2009.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

REVENUES:
Net patient revenues	$154,546	$146,521	$463,462	$433,649
Other revenues	17,084	16,750	48,873	50,325
Net revenues	171,630	163,271	512,335	483,974

COSTS AND EXPENSES:
Salaries, wages and benefits	91,834	88,036	274,435	261,889
Other operating	47,199	44,755	142,588	134,708
Rent	8,032	7,834	24,064	23,628
Depreciation	6,335	6,218	18,865	18,239
Interest	159	274	554	663
Total costs and expenses	153,559	147,117	460,506	439,127

Income Before Income Taxes	18,071	16,154	51,829	44,847
Income Tax Provision	(5,727)	(2,381)	(18,934)	(13,416)
Net Income	12,344	13,773	32,895	31,431

Dividends to preferred stockholders	2,169	2,169	6,505	6,505

Net income available to common stockholders	$10,175	$11,604	$26,390	$24,926

Earnings Per Common Share:
Basic	$.74	$.91	$1.95	$1.95
Diluted	$.74	$.88	$1.95	$1.90

Weighted Average Common Shares Outstanding:
Basic	13,675,162	12,788,968	13,522,351	12,778,786
Diluted	13,685,572	15,678,702	13,540,066	13,099,488

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	September 30 2009	December 31 2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$75,119	$49,033
Restricted cash	112,192	119,407
Marketable securities	61,783	54,682
Restricted marketable securities	1,502	1,537
Investment in cash fund in liquidation	1,739	7,804
Accounts receivable, less allowance for doubtful accounts of $5,349 and $5,017, respectively	64,822	70,728
Notes receivable	189	189
Inventories	6,884	7,142
Prepaid expenses and other assets	1,716	1,246
Deferred income taxes	–	984
Total current assets	325,946	312,752

Property and Equipment:
Property and equipment, at cost	600,986	571,960
Accumulated depreciation and amortization	(177,753)	(158,478)
Net property and equipment	423,233	413,482

Other Assets:
Deposits	186	529
Goodwill	5,978	3,033
Notes receivable	26,937	20,389
Notes receivable from National	–	2,918
Deferred income taxes	15,898	13,672
Investments in limited liability companies and other	11,893	10,521
Total other assets	60,892	51,062
Total assets	$810,071	$777,296

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2008 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30 2009	December 31 2008
	(unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Current portion of long-term debt	$50,500	$50,502
Trade accounts payable	11,781	13,809
Accrued payroll	34,723	48,480
Amounts due to third party payors	17,659	15,594
Accrued risk reserves	107,821	106,000
Deferred income taxes	1,031	–
Other current liabilities	14,224	12,139
Dividends payable	5,726	5,291
Accrued interest	99	104
Total current liabilities	243,564	251,919

Long-Term Debt, less Current Portion	10,000	10,000
Other Noncurrent Liabilities	19,458	15,807
Deferred Lease Credits	2,726	3,635
Deferred Revenue	16,383	15,118

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,841,062 shares, issued and outstanding; stated at liquidation of $15.75 per share	170,555	170,555
Common stock, $.01 par value; 30,000,000 shares authorized; 13,682,787 and 13,031,696 shares, respectively, issued and outstanding	137	130
Capital in excess of par value	130,453	113,580
Retained earnings	195,715	179,710
Unrealized gains on marketable securities, net of taxes	21,080	16,842
Total stockholders’ equity	517,940	480,817
Total liabilities and stockholders’ equity	$810,071	$777,296

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2009	2008
Cash Flows From Operating Activities:	(in thousands)
Net income	$32,895	$31,431
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	18,865	18,239
Provision for doubtful accounts receivable	332	1,616
Amortization of deferred income	(3)	(243)
Equity in earnings of unconsolidated investments	(6,593)	(5,415)
Deferred income taxes	(5,056)	(692)
Stock-based compensation	1,116	1,822
Changes in operating assets and liabilities:
Restricted cash	7,215	(13,927)
Accounts (and other) receivables	5,574	5,994
Inventories	258	116
Prepaid expenses and other assets	(470)	136
Trade accounts payable	(2,028)	(1,.260)
Accrued payroll	(13,757)	(1,537)
Amounts due to third party payors	2,065	1,093
Accrued interest	(5)	468
Other current liabilities and accrued risk reserves	3,906	10,556
Entrance fee deposits	(400)	(139)
Other noncurrent liabilities	3,651	(2,387)
Deferred income	1,668	1,032
Net cash provided by operating activities	49,233	46,903
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(32,070)	(34,367)
Decrease in deposits reserved for land acquisition	–	941
Investments in notes receivable	(8,327)	(2,746)
Collections of notes receivable	4,697	4,674
Purchase of marketable securities, net	–	(152)
Changes in cash fund in liquidation	6,065	22,830
Distributions from unconsolidated investments	5,285	4,354
Net cash provided by (used in) investing activities	(24,350)	(4,466)
Cash Flows From Financing Activities:
Proceeds from debt	–	20,500
Payments on debt	(2)	(7,433)
Tax benefit from exercise of stock options	3,602	1,439
Dividends paid to preferred shareholders	(6,505)	(6,168)
Dividends paid to common shareholders	(9,950)	(8,424)
Issuance of common shares	14,179	5,180
Decrease (increase) in deposits	343	(113)
Other	(464)	(40)
Net cash provided by financing activities	1,203	4,941
Net Increase in Cash and Cash Equivalents	26,086	47,378
Cash and Cash Equivalents, Beginning of Period	49,033	2,379
Cash and Cash Equivalents, End of Period	$75,119	$49,757

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

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Unrealized Gains on Marketable Securities	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	10,841,062	$170,555	12,757,907	$127	$103,221	$164,003	$17,802	$455,708
Net income	–	–	–	–	–	31,431	–	31,431
Unrealized gains on securities (net of tax of $4,901)	–	–	–	–	–	–	7,353	7,353
Total comprehensive income								38,784
Stock-based compensation	–	–	–	–	1,822	–	–	1,822
Tax benefit from exercise of stock options	–	–	–	–	1,439	–	–	1,439
Shares sold - options exercised	–	–	237,918	2	5,178	–	–	5,180
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,505)	–	(6,505)
Dividends declared to common stockholders ($0.69 per share)	–	–	–	–	–	(8,868)	–	(8,868)
Balance at September 30, 2008	10,841,062	$170,555	12,995,825	$129	$111,660	$180,061	$25,155	$487,560

Balance at December 31, 2008	10,841,062	$170,555	13,031,696	$130	$113,580	$179,710	$16,842	$480,817
Net income	–	–	–	–	–	32,895	–	32,895
Unrealized gains on securities (net of tax of $2,828)	–	–	–	–	–	–	4,238	4,238
Total comprehensive income								37,133
Stock-based compensation	–	–	–	–	1,116	–	–	1,116
Tax benefit from exercise of stock options	–	–	–	–	1,585	–	–	1,585
Shares sold – options exercised	–	–	651,091	7	14,172	–	–	14,179
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,505)	–	(6,505)
Dividends declared to common stockholders ($0.76 per share)	–	–	–	–	–	(10,385)	–	(10,385)
Balance at September 30, 2009	10,841,062	$170,555	13,682,787	$137	$130,453	$195,715	$21,080	$517,940

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

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

Note 2 – Other Revenues

Other revenues are outlined in the table below.  Revenues from insurance services include premiums for workers’ compensation, health insurance, and professional liability insurance policies that our wholly-owned limited purpose insurance subsidiaries have written for certain long-term health care centers to which we provide management or accounting services. Revenues from management and accounting services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers.  “Other” revenues include non-health care related earnings.

Other revenues include the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in thousands)
Insurance services	$4,329	$4,539	$12,941	$12,771
Management and accounting services fees	5,054	4,354	12,686	13,535
Dividends and other realized gains on securities	1,062	1,062	3,185	3,311
Equity in earnings of unconsolidated investments	2,251	1,922	6,593	5,415
Interest income	930	1,301	2,953	3,942
Rental income	3,161	3,169	9,464	10,094
Other	297	403	1,051	1,257
	$17,084	$16,750	$48,873	$50,325

Certain of our affiliates manage five long-term care centers owned by National Health Corporation (“National”).  During the nine months ended September 30, 2009 and 2008, we recognized management fees and interest on management fees of $1,200,000 and $-0-, respectively.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

the fees.  There can be no assurance that such future improved cash flows will occur.

Certain of our affiliates manage 15 long-term care centers that were previously owned by National Health Investors, Inc. (“NHI”).  During the nine months ended September 30, 2009 and 2008, we recognized $2,248,000 and $2,219,000, respectively, of management fees and interest from these 15 long-term care centers.

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

Note 3 – Other Operating Expenses

Other operating expenses include the costs of care and services that we provide to the residents of our facilities and the costs of maintaining our facilities.  Our primary patient care costs include drugs, medical supplies, purchased professional services, food, professional insurance and licensing fees.  The primary facility costs include utilities and property insurance.

Note 4 – Accounting for Uncertainty in Income Taxes

NHC continually evaluates for uncertain tax positions.  Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have made adequate provision for unrecognized tax benefits related to uncertain tax positions.  However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.  We believe that our liabilities reflect the anticipated outcome of known uncertain tax positions in conformity with ASC Topic 740, Income Taxes (previously FIN 48, “Accounting for Uncertainty of Income Taxes – an interpretation of SFAS No. 109”).  Our liabilities for unrecognized tax benefits are presented in the consolidated balance sheets within Other Noncurrent Liabilities.

At September 30, 2009, we had $13,755,000 of unrecognized tax benefits, composed of $10,330,000 of deferred tax assets, $-0- of deferred tax liabilities, and $3,425,000 of permanent differences.  Accrued interest and penalties of $5,703,000 relate to unrecognized tax benefits at September 30, 2009.  Unrecognized tax benefits of $3,425,000, net of federal benefit, at September 30, 2009, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,996,000 relate to these permanent differences at September 30, 2009.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months of September 30, 2009, except for the effect of decreases related to the lapse of statute of limitations estimated at $1,704,000, composed of temporary differences of $-0-, and permanent tax differences of $1,704,000.  Interest and penalties of $941,000 relate to these permanent difference changes within 12 months of September 30, 2009.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2006 (except for certain state exceptions). Currently, there are no U.S. federal or state returns under examination.

Note 5 – Earnings per Share

Effective January 1, 2009, we compute earnings per share using the two-class method.  Under the two-class method, earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except for share and per share amounts)	2009	2008	2009	2008
Basic:
Weighted average common shares outstanding	13,675,162	12,788,968	13,522,351	12,778,786
Net income	$12,344	$13,773	$32,895	$31,431
Dividends to preferred stockholders	2,169	2,169	6,505	6,505
Net income available to common stockholders	10,175	11,604	26,390	24,926
Earnings per common share, basic	$.74	$.91	$1.95	$1.95

Diluted:
Weighted average common shares outstanding	13,675,162	12,788,968	13,522,351	12,778,786
Dilutive effect of stock options	10,410	265,763	17,715	320,702
Convertible preferred stock	–	2,623,971	–	–
Assumed average common shares outstanding	13,685,572	15,678,702	13,540,066	13,099,488

Net income available to common stockholders	$10,175	$11,604	$26,390	$24,926
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	–	2,169	–	–

Net income for diluted earnings per common share	$10,175	$13,773	$26,390	$24,926
Earnings per common share, diluted	$.74	$.88	$1.95	$1.90

In the above table, 269,245 shares and 238,590 equivalent shares of stock options have been excluded for 2009 and 2008, respectively and 2,623,971 of preferred stock potential common shares issuable upon the conversion of the preferred stock have been excluded for 2009 and 2008, due to their anti-dilutive impact.

Note 6 – Acquisition of South Carolina Hospice Business

Effective January 1, 2009, we purchased for $3,100,000 in cash certain assets and assumed certain liabilities of five hospice locations in the state of South Carolina.  We accounted for the acquisition in accordance with ASC Topic 805, Business Combinations (previously SFAS No. 141(R), “Business Combinations”), in which the purchase price was allocated based upon the fair value of the identifiable assets acquired and liabilities assumed with the excess of the fair value of the consideration provided over the fair value of the identifiable assets and liabilities recorded as goodwill. As a result of the acquisition, we recorded $2,900,000 as goodwill, all of which is expected to be fully deductible for income tax purposes.  The results of the five hospice locations have been included in the consolidated financial statements since January 1, 2009, the acquisition date.  The unaudited pro forma results are not disclosed due to the results being immaterial to the consolidated financial statements.

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

Note 7 - Long-Term Debt and Commitments

Long-Term Debt—

Long-term debt consists of the following:

	Weighted Average Interest Rate	Maturities	Long-Term Debt
(dollars in thousands)			9/30/09	12/31/08

Revolving Credit Facility interest payable monthly	Variable, 0.6%	2009	$50,500	$50,500

Notes and other obligations, principal and interest payable periodically	Variable, 5.43%	2009	–	2

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			60,500	60,502
Less current portion			(50,500)	(50,502)
			$10,000	$10,000

Note 8 - $75,000,000 Revolving Credit Facility

 Effective October 27, 2009, we extended the maturity of our Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”).  The Credit Agreement provides for a $75,000,000 revolving credit facility (the “Credit Facility”), of which up to $5,000,000 may be utilized for letters of credit.

Borrowings bear interest at either (i) the Eurodollar rate plus 1.00% or (ii) the prime rate.  Letter of credit fees are equal to 1.00% times the maximum amount available to be drawn under outstanding letters of credit.  Prior to the extension, the borrowing bore interest at either (i) the Eurodollar rate plus 0.375% or (ii) the prime rate.

Beginning October 27, 2009, commitment fees are payable on the daily unused portion of the Credit Facility at a rate of twenty (20) basis points per annum.

The Credit Facility matures on October 26, 2010.  Between 90 and 120 days prior to the maturity date, NHC may request the extension of the maturity date.  If the Lender elects to consent to such extension, subject to certain conditions, the maturity date will be extended to the date which is 364 days after the then maturity date.

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

September 30, 2009

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

Note 9 – Stock Option Plans

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

Under the Plan, options issued to non–employee directors are granted automatically on the date of our annual shareholder meeting, vest immediately upon grant and have a maximum five year term.  Options granted to employees in 2000 vested over a six year period and had a maximum six year term.  Options granted to employees in 2004 vested over a five year period and had a maximum five year term.  Options granted to employees in 2007 vested over a 2.1 year period and had a maximum 2.1 year term.

The Company is required to estimate the fair value of share-based awards on the date of grant.  The fair value of each option award is estimated using the Black–Scholes option valuation model with the weighted average assumptions indicated in the following table.  Generally, awards are subject to cliff vesting.  Each grant is valued as a single award with an expected term based upon expected employment and termination behavior.  Compensation cost is recognized as “Salaries, wages and benefits” in the Consolidated Statements of Income over the requisite service period in a manner consistent with the option vesting provisions.  The straight–line attribution method requires that compensation expense is recognized at least equal to the portion of the grant–date fair value that is vested at that date.  The expected volatility is derived using weekly historical data for periods immediately preceding the date of grant.  The risk–free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant.  The expected life is an estimate of the number of years an option will be held before it is exercised.  The following table summarizes the assumptions used to value the options granted in the periods shown.

	Nine Months Ended September 30
	2009	2008
Risk-free interest rate	0.96%	2.60%
Expected volatility	29.19%	25.5%
Expected life, in years	2.0 years	2.0 years
Expected dividend yield	2.98%	2.36%
Expected forfeiture rate	0.00%	0.00%

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	1,166,650	$27.06	−
Options granted	112,586	51.86	−
Options exercised	(273,589)	24.34	−
Options forfeited	(3,451)	50.94	−
Options cancelled	(10,000)	20.90	−
Options outstanding at December 31, 2008	992,196	30.55	−
Options granted	108,625	39.91	−
Options exercised	(650,891)	21.78	−
Options forfeited	(35,000)	55.00	−
Options outstanding at September 30, 2009	414,930	44.71	$(2,734,000)

Options exercisable at September 30, 2009	396,305	$44.43	$(2,501,000)

Options Outstanding Sept. 30, 2009	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

220,685	$32.01-$44.25	$38.41	2.5
194,245	$50.60-$52.50	$51.85	2.8
414,930

At September 30, 2009, 396,305 options outstanding are exercisable.  Exercise prices on the options range from $32.01 to $52.50.  The weighted average remaining contractual life of options outstanding at September 30, 2009 is 2.6 years.  The weighted average fair value of options granted during the nine months ended September 30, 2009 and 2008 were $6.67 ($835,000 in total) and $7.36 ($829,000 in total) per share, respectively.  The total intrinsic value of shares exercised during the nine months ended September 30, 2009 and 2008 was $10,641,000 and $6,249,000, respectively.

Additionally, the Plan allows employees to purchase our shares of stock through payroll deductions.  Employees may terminate participation at any time.

Our policy is to issue new shares to satisfy share option exercises.  In addition to the stock options issued and outstanding under the Plan, we have reserved an additional 811,652 shares of common stock for issuance under the Plan.

NHC recognized $1,116,000 and $1,822,000 of share-based compensation expense for the nine month periods ended September 30, 2009 and 2008, respectively.  Current accounting guidance requires the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $9,006,000 and $3,597,000 for the nine months ended September 30, 2009 and 2008, respectively.  No share based compensation cost was capitalized during the current periods.  The total compensation cost related to non–vested awards not yet recognized at September 30, 2009 is $29,000 and the weighted average period over which it is to be recognized is .25 years.

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

Note 10 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $107,821,000   and $106,000,000 at September 30, 2009 and December 31, 2008, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financial statements within “Other Revenues” for the nine months ended September 30, 2009 and 2008, respectively, are $4,037,000 and $4,992,000.  Associated losses and expenses are reflected in the consolidated financial statements as “Other operating costs and expenses”.

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced significant amounts of personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of September 30, 2009, we and/or our managed centers are currently defendants in 34 such claims covering the years 1999 through September 30, 2009.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

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

For these professional liability insurance operations, the premium revenues reflected in the consolidated financial statements within “Other revenues” for the nine months ended September 30, 2009 and 2008, respectively, are $3,485,000 and $3,013,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as “Other operating costs and expenses”.

Other Matters

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company is in the process of responding to the demand and will comply as required with the terms of the demand.

Note 11 - Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable approximate fair value due to their short-term nature.  Our long-term debt approximates fair value due to variable interest rates and the short term maturity of the Revolving Credit Facility.  At September 30, 2009 and 2008, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

Effective January 1, 2009, we fully adopted ASC Topic 820, Fair Value Measurements and Disclosures (previously SFAS No. 157, “Fair Value Measurements”), as it relates to both financial and nonfinancial assets and liabilities.  Prior to January 1, 2009, the standard applied only to our financial assets and financial liabilities.  ASC Topic 820 defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  Valuation techniques are the market, cost or income approach.  The adoption did not have an impact on our financial position, results of operations or cash flows.

As a basis for considering such assumptions, fair value guidance establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:  Level 1 – quoted prices for identical assets or liabilities in active markets, Level 2 – quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and model-based valuations in which significant inputs are corroborated by observable market data and Level 3 – valuation techniques in which significant inputs are unobservable.

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

The following table summarizes fair value measurements by level at September 30, 2009 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value At Sept. 30, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$61,783	$61,783	$–	$–
Restricted marketable securities	1,502	1,502	–	–
Investment in cash fund in liquidation	1,739	–	–	1,739

Marketable securities and restricted marketable securities –

The fair value of our investments in marketable securities and restricted marketable securities is derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

Marketable securities consist of the following:

	September 30, 2009		December 31, 2008
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Marketable equity securities	$29,604	$61,783	$29,604	$54,682
U.S. government securities	1,475	1,502	1,474	1,537
	$31,079	$63,285	$31,078	$56,219

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)
	September 30, 2009			December 31, 2008
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$51,610	1,630,642	$24,734	$44,729

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	September 30, 2009			December 31, 2008
(in thousands)	Cost	Fair Value		Cost		Fair Value
Maturities:
Within 1 year	$1,475	$1,502	$	−	$	−
1 to 5 years	−	−		1,474		1,537
	$1,475	$1,502		$1,474		$1,537

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

Gross unrealized gains related to available for sale securities are $32,206,000 and $25,141,000 as of September 30, 2009 and December 31, 2008, respectively.  There were no gross unrealized losses related to available for sale securities as of September 30, 2009 and December 31, 2008, respectively.

Proceeds from the sale of investments in marketable securities during the nine months ended September 30, 2009 and 2008 were $-0- and $225,000, respectively.  No gross investment gains or losses were realized on these sales for the nine months ended September 30, 2008.

Investment in Cash Fund in Liquidation –

At September 30, 2009, we reported in current assets in our consolidated balance sheets an investment of $1,739,000 ($7,804,000 at December 31, 2008) in the Columbia Strategic Cash Portfolio Fund (the “Fund”).  The Fund invests in obligations denominated in U.S. dollars consisting of asset-backed and mortgage-backed securities, structured investment vehicles, corporate bonds and notes, certificates of deposit, short-term corporate debt obligations, commercial paper, extendible commercial notes and municipal bonds.  A portion of the securities in the Fund have their fair values determined through readily available market data; however, some of the securities in the Fund have limited market activity such that the determination of fair value requires significant judgment or estimation.  Given current market conditions, as these securities are not actively traded, certain significant inputs (e.g. spreads, yield curves, prepayments and volatilities) are unobservable.  These securities are valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity.  As a result, the Company has categorized its investment in the Fund as Level 3 within the fair value hierarchy at September 30, 2009.

The following table presents a reconciliation of Level 3 assets measured at fair value on a recurring basis at September 30, 2009.  Considering the continuing deterioration in market conditions during the fourth quarter of 2008 and the lack of current observable market activity, our investment in the Fund was transferred from Level 2 to Level 3 as of October 1, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2009	2008	2009	2008
Balance at beginning of the period	$5,111	$–	$7,804	$–
Total gains or losses (realized/unrealized):
Included in earnings	57	–	355	–
Included in other comprehensive income	–	–	–	–
Purchases, issuances and settlements	(3,429)	–	(6,420)	–
Transfers in/out or out of Level 3	–	–	–	–
Balance at end of the period	$1,739	$–	$1,739	$–

The Company has adopted an accounting policy for Level 3 fair value measurements that provides for transfer of the asset or liability into/out of Level 3 as of the beginning of the quarter in which the change is determined.

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

As to our total investment in the Fund, gains and losses (realized and unrealized) included in earnings for the periods ended above are reported in interest income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2009	2008	2009	2008
Total realized gains or losses	$57	$(202)	$355	$(363)

Change in unrealized gains or losses relating to assets still held at reporting date	$–	$(12)	$–	$(272)

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

(in thousands)	25 Days Ended December 31, 2007	Year Ended December 31, 2008	Nine Months Ended Sept. 30, 2009
Fund balance, beginning of period	$39,500	$35,492	$7,804
Realized gains (losses)	(42)	(817)	355
Reduction to adjust the Fund balance to its net asset value, charged to earnings	(453)	(1,343)	–
Cash distributed to NHC	(3,513)	(25,528)	(6,420)
Fund balance, end of period	$35,492	$7,804	$1,739

Interest earned, in addition to the cash distributed above	$156	$654	$32

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

Note 12 – New Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 810, Consolidation-Overall (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”).  This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This update is effective for our fiscal year beginning January 1, 2010 and we are currently evaluating the

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

impact of this update in our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 105, Generally Accepted Accounting Principles (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”), which is effective for interim and annual periods ending after September 15, 2009.  The Accounting Standards Codification (“ASC”) does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance.  ASC will be the single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance.  The adoption of ASC did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (previously SFAS 165, “Subsequent Events”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.    The Company adopted this pronouncement for the quarter ended June 30, 2009.  We evaluated subsequent events through November 5, 2009; the issuance date of the Company’s consolidated financial statements, and determined that no subsequent event disclosure is needed.

In April 2009, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosure – Overall  (previously FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which provides additional guidance for estimating fair value in accordance with ASC Topic 820 (previously SFAS No. 157, “Fair Value Measurements”), when the volume and level of activity for the asset or liability have significantly decreased.  The Company adopted this guidance on April 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC Topic 320, Investments-Debt and Equity Securities  (previously FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) to amend the other-than-temporary guidance in debt securities to be based on intent and not more likely than not that the Company would be required to sell the security before the recovery and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The Company adopted this guidance on April 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC Topic 825, Financial Instruments (previously FSP SFAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments”).  This update requires fair value disclosures for financial instruments for interim reporting periods as well as in annual financial statements.  The Company adopted this guidance on April 1, 2009.

In June 2008, the FASB issued ASC Topic 260, Earnings per Share (previously FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”).  This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  Non-vested share awards granted to employees contain nonforfeitable dividend rights and, therefore, are now considered participating securities.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company’s adoption as of January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC Topic 805, Business Combinations (previously SFAS No. 141(R), “Business Combinations”).  This guidance establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance applies prospectively to business combinations for which

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company’s adoption as of January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC Topic 810, Consolidation (previously SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”).  This guidance clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income.  These presentation and disclosure provisions require retrospective application to all prior periods presented.  The Company’s adoption as of January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (ANHC@ or the ACompany@) is a leading provider of long–term health care services.  We operate or manage, through certain affiliates, 76 long–term health care centers with 9,772 beds in 10 states and provide other services in two additional states.  These operations are provided by separately funded and maintained subsidiaries.  We provide long–term health care services to patients in a variety of settings including long–term nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, hospice programs, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services and lease properties to owners of long–term health care centers.

Summary of Goals and Areas of Focus

Earnings – To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Development and Growth - In July, 2008 we opened a 60 bed addition to an existing facility located in North Augusta, South Carolina.  We broke ground in September, 2008 for construction of a new 120 bed health care center in Bluffton, South Carolina (expected cost of $22,645,000), and in 2009 we broke ground on a new assisted living facility in Mauldin, South Carolina (expected cost of $6,600,000).

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

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

Accrued Risk Reserves – Our accrued professional liability reserves, workers= compensation reserves and health insurance reserves totaled $107,821,000 at September 30, 2009 and are a primary area of management focus.  We have set aside restricted cash to fund substantially all of our professional liability and workers= compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition – Third Party Payors – Approximately 61% (2008), 60% (2007), and 63% (2006) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  At September 30, 2009, we have made provisions for amounts due third party payors of approximately $17,659,000.  Revenues and results of operations in the nine months ended September 30, 2009 and 2008 were not materially impacted by changes in estimates of settlements and final determinations.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of September 30, 2009, we and/or our managed centers are defendants in 34 such claims inclusive of years 1999 through 2009.  It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.   It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

We continually monitor and evaluate the carrying amount of our notes receivable in accordance with ASC Topic 310, Receivables (previously SFAS No. 114, “Accounting by Creditors for Impairment of a Loan  - an Amendment of SFAS Nos. 5 and 15”) .  It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of the receivables changes over time.  We continually review and refine our estimation process to make it as reactive to these changes as possible.  However, we cannot guarantee that we will be able to accurately estimate credit losses on these balances.  It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

deferred gain has been amortized into income on a straight-line basis over the 20-year management contract period.  Additional deferred income of $2,000,000 will be recognized when the Company no longer has an obligation to advance the $2,000,000 working capital loan which obligation was extended until January 20, 2018 with the extension of the management agreement with National to that date.

Guarantees – At September 30, 2009, no agreements to guarantee debt of other parties are outstanding.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management=s judgment in their application.  There are also areas in which management=s judgment in selecting any available alternative would not produce a materially different result.  See our December 31, 2008 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

Medicare—

Effective October 1, 2008, our SNF PPS rates were increased by 3.4% due to an inflation update. Our annual 2008 Medicare revenues increased by 6.5% over our annual 2007 Medicare revenues.  The inflation update (or market basket increase) was 3.1% in 2006 and 3.3% in 2007.

For the first nine months of 2009 our average Medicare per diem increased by 3.08% over the same period of 2008.   No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

CMS released the final Medicare SNF PPS rule on July 31, 2009.  In this rule, payment system changes for fiscal years 2010 and 2011 include the following:

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

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

Tennessee annual Medicaid rate increases were implemented effective July 1, 2009.  Due to budget cuts, the increase in revenue to our owned and leased centers is limited by approximately $89,000 per quarter.  The amount is approximately 20% of the amount of increases that would have been paid if Tennessee had fully funded its payment formula.

Missouri Medicaid funded a global rate increase for all providers of $6.00 per day effective after July 1, 2008.  The first nine months of 2009 effect was approximately $990,000.  Missouri has indicated that it will increase current reimbursement rates retroactively to July 1, 2009.  However, no increase in rates has been implemented currently.

For the first nine months of 2009, our average Medicaid per diem increased by 3.03% over the same period in 2008.  We face challenges with respect to states’ Medicaid payments, because many states currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce or slow the rate of increase in Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Potential Healthcare Reform –

The increase in the number of individuals and families without healthcare coverage has heightened debate about whether and how to implement comprehensive reform of the United States healthcare system.  The Obama administration has made healthcare reform its primary domestic agenda item, and Congress is currently considering multiple plans on how to change the healthcare system and how to fund those changes. Generally, President Obama and most members of Congress believe that the current healthcare system is too inefficient and leaves too many individuals without healthcare coverage.  Much of the current healthcare reform debate includes the following considerations; whether a public insurance option should be established; the impact to private insurance companies; the impact to consumer choice of healthcare services; the impact to small businesses; and the impact of funding alternatives including personal tax rate increases, business surcharges, service provider assessments and increasing the federal deficit.  We are not able to predict whether healthcare reform will be implemented, what provisions a potential reform plan may include or what impact these developments may have on our future operating results or cash flows at this time.

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.

Results for the three month period ended September 30, 2009 include a 5.1% increase in net revenues and an 11.9% increase in income before taxes compared to the same period in 2008.

Net patient revenues increased $8,025,000 or 5.5% compared to the same period last year. Medicare, Medicaid and private pay per diem rates increased 3.1%, 2.4%, and 5.2%, respectively, compared to the quarter a year ago.  Additionally, the January 1, 2009 acquisition of five hospice locations in South Carolina and the acquisition of a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility located in Charleston, South Carolina, effective August 1, 2008 added approximately $2,339,000 in net patient revenues. Homecare operations also increased net patient revenues in the amount of $1,895,000.

The total census at owned and leased centers for the quarter averaged 92.0% (92.4% if operations owned less than one year are removed) compared to an average of 92.4% (92.7% if operations owned less than one year are removed) for the same quarter a year ago.

Other revenues increased $334,000 or 2.0% in the three month 2009 period to $17,084,000 from $16,750,000 in the 2008 three month period.  Increases in other revenues include increased management and accounting services fees ($699,000) and greater earnings from our equity in unconsolidated investments (primarily from Caris HealthCare L.P. ($329,000).  The increases were offset due to a decrease in interest income ($371,000).  Interest income decreased due to decreasing interest rate yields.

Total costs and expenses for the 2009 third quarter compared to the 2008 third quarter increased $6,442,000 or 4.4% to $153,559,000 from $147,117,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $3,798,000 or 4.3% to $91,834,000 from $88,036,000.  Other operating expenses increased $2,444,000 or 5.5% to $47,199,000 for the 2009 period compared to $44,755,000 in the 2008 period.  Rent expense increased $198,000 or 2.5% to $8,032,000 compared to $7,834,000 in the 2008 period.  Depreciation and amortization increased $117,000 or 1.9% to $6,335,000 from $6,218,000.  Interest costs decreased $115,000 to $159,000.

Increases in salaries, wages and benefits are due to increased staffing due to the acquisition of a skilled health care facility (132 long-term beds), a 60-bed assisted living facility and five hospice locations ($1,686,000), increased costs for therapist services ($1,082,000), increased costs for homecare services ($1,033,000), and inflationary wage increases.  Increases in other operating costs are due to costs associated with the recently acquired health care facility (132 long-term beds), a 60-bed assisted living facility, five hospice locations ($891,000), increased operating costs for homecare services ($806,000) and also an increase in professional liability expenses ($590,000).

Depreciation expense increased primarily due to the acquisition of certain depreciable assets during the last year, including a 132-bed skilled health facility and a 60-bed assisted living facility.

The income tax provision for the three months ended September 30, 2009 is $5,727,000 (an effective income tax rate of 31.7%).  The income tax provision and effective tax rate for 2009 were favorably impacted by statute of limitation expirations and adjustment to unrecognized tax benefits resulting in a benefit to the provision of $1,553,000 (including $612,000 of interest and penalties) or 8.6% of income before taxes.  The income tax provision for the three months ended September 30, 2008 was $2,381,000 (an effective tax rate of 14.7%).   The income tax provision and effective tax rate for the three months ended 2008 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $4,187,000 (including $2,050,000 of interest and penalties) or 25.9% of income before taxes.

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.

Results for the nine month period ended September 30, 2009 include a 5.9% increase in net revenues and a 15.6% increase in income before income taxes compared to the same period in 2008.

Net patient revenues increased $29,813,000 or 6.9% compared to the same period last year. Medicare, Medicaid and private pay per diem rates increased 3.1%, 3.0%, and 5.0%, respectively, compared to the nine months a year ago.  Additionally, the January 1, 2009 acquisition of five hospice locations in South Carolina and the acquisition of a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility located in Charleston, South Carolina, effective August 1, 2008 added approximately $11,632,000 in net patient revenues.  Homecare operations also increased net patient revenues in the amount of $4,773,000.

The total census at owned and leased centers for the nine month period averaged 92.0% (92.3% if operations owned less than one year are removed) compared to an average of 92.7% (92.4% if operations owned less than one year are removed) for the same nine month period a year ago.

Other revenues decreased $1,452,000 or a decline of 2.9% in the nine month 2009 period to $48,873,000 from $50,325,000 in the 2008 nine month period.  Decreases in other revenues include decreased management and accounting services fees ($849,000), decreased interest income due to lower yield rates ($989,000), and decreased rental income ($630,000).  Decreases in other revenues in the 2009 period over the 2008 period were offset in part due to greater earnings from our equity in unconsolidated investments (primarily from Caris HealthCare L.P. ($1,178,000).

Total costs and expenses for the 2009 nine months compared to the 2008 nine months increased $21,379,000 or 4.9% to $460,506,000 from $439,127,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $12,546,000 or 4.8% to $274,435,000 from $261,889,000.  Other operating expenses increased $7,880,000 or 5.8% to $142,588,000 for the 2009 period compared to $134,708,000 in the 2008 period.  Rent expense increased $436,000 or 1.8% to $24,064,000 compared to $23,628,000 in the 2008 period.  Depreciation and amortization increased $626,000 or 3.4% to $18,865,000 from $18,239,000.  Interest costs decreased $109,000 to $554,000.

Increases in salaries, wages and benefits are due to increased staffing due to the acquisition of a skilled health care facility (132 long-term beds), a 60-bed assisted living facility and five hospice locations ($6,962,000), increased costs for therapist services ($2,327,000), increased costs for homecare services ($2,815,000), and inflationary wage increases.  Increases in other operating costs are due to costs associated with the acquisition of a health care facility (132 long-term beds), a 60-bed assisted living facility, five hospice locations ($4,746,000) and increased homecare services ($1,750,000).

Depreciation expense increased primarily due to the acquisition of certain depreciable assets during the last year, including a 132-bed skilled health facility and a 60-bed assisted living facility.

The income tax provision for the nine months ended September 30, 2009 is $18,934,000 (an effective income tax rate of 36.5%).    The income tax provision and effective tax rate for 2009 were favorably impacted by statute of limitation expirations and adjustment to unrecognized tax benefits resulting in a benefit to the provision of $1,553,000 (including $612,000 of interest and penalties) or 3.0% of income before taxes.  The income tax provision for the nine months ended September 30, 2008 was $13,416,000 (an effective tax rate of 29.9%).   The income tax provision and effective tax rate for the nine months ending 2008 were favorably impacted by statute of limitation expirations of $4,187,000 (including $2,050,000 of interest and penalties) or 9.3% of income before taxes.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

distributions.  These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended September 30		Three Month Change
	2009	2008	$	%
Cash and Cash equivalents at beginning of period	$64,536	$29,791	$34,745	116.6%

Cash provided from (used in) operating activities	29,335	18,876	10,459	55.4%

Cash provided from (used in) investing activities	(13,678)	(12,434)	(1,244)	(10.0%)

Cash provided from (used in) financing activities	(5,074)	13,524	(18,598)	(137.5%)

Cash and cash equivalents at end of period	$75,119	$49,757	$25,362	51.0%

	Nine Months Ended September 30		Nine Month Change
	2009	2008	$	%
Cash and Cash equivalents at beginning of period	$49,033	$2,379	$46,654	1,961.1%

Cash provided from (used in) operating activities	49,233	46,903	2,330	5.0%

Cash provided from (used in) investing activities	(24,350)	(4,466)	(19,884)	(445.2%)

Cash provided from (used in) financing activities	1,203	4,941	(3,738)	(75.7%)

Cash and cash equivalents at end of period	$75,119	$49,757	$25,362	51.0%

Operating Activities - Net cash provided by operating activities for the nine months ended September 30, 2009, was $49,233,000 as compared to $46,903,000 provided in the same period last year.  Cash provided by operating activities for the current period benefited from increases in other current liabilities and accrued risk reserves, deferred income, other non-current liabilities, amounts due to third party payors, and decreases in inventory, accounts receivable, and restricted cash.  The increases to operating activities were offset by increases in the equity in earnings of unconsolidated investments, prepaid expenses and other assets and decreases in accrued payroll, accounts payable and entrance fee deposits.  The decrease in accrued payroll is due to the timing of payroll payments as well as payments of payroll taxes and accrued bonuses.  The decrease in accounts receivable is due to collections and timing differences.

Investing Activities - Cash used in investing activities totaled $24,350,000 for the nine months ended September 30, 2009, as compared to $4,466,000 provided from investing activities for the nine months ended September 30, 2008.  Cash used for property and equipment additions was $32,070,000 for the nine months ended September 30, 2009 and $34,367,000 in the comparable period in 2008.  Investments in notes receivable totaled $8,327,000 in 2009 compared to $2,746,000 in 2008.  Cash provided by net collections of notes receivable was $4,697,000 in 2009 compared to $4,674,000 in 2008.  Collections of our investment in the cash fund in liquidation balance totaled $6,065,000 in the first nine months of 2009 compared to $22,830,000 in 2008.

Costs included in property and equipment additions include $12,138,000 for a new 120-bed long-term health care center under construction in Bluffton, South Carolina and $2,620,000 for a 60-bed assisted living facility in Mauldin, South Carolina.  A note receivable investment was made during the period in the amount of $8,049,000 to a third party healthcare provider in which we provide financial/accounting services.

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

Financing Activities - Net cash provided by financing activities totaled $1,203,000 in the nine months ended September 30, 2009 compared to $4,941,000 net cash used for the same period in 2008.  Cash used for payments of debt totaled $2,000 and dividend payments to common and preferred shareholders totaled $16,455,000.  In the prior year, cash used for payments of debt totaled $7,433,000, proceeds from debt totaled $20,500,000 and dividend payments to common and preferred shareholders totaled $14,592,000.  Tax benefits from exercise of stock options provided cash of $3,602,000 in 2009 and $1,439,000 in 2008.  In the current period, $14,179,000 of cash was provided by the issuance of common stock compared to $5,180,000 in the same period last year.

At September 30, 2009, our ratio of long–term debt to total capitalization (total debt plus deferred income plus shareholders equity) is 10.2% compared to 10.9% at December 31, 2008.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2009 are as follows (in thousands):

	Total	Less than 1 year		1-3 Years		3-5 Years	After 5 Years
Long-term debt principal	$60,500	$50,500	$	−	$	−	$10,000
Long-term debt – interest	2,376	303		553		553	967
Obligations to complete construction	7,986	7,986		−		−	−
Operating leases	412,825	33,700		67,400		67,400	244,325
Total Contractual Cash Obligations	$483,687	$92,489		$67,953		$67,953	$255,292

Income taxes payable for uncertain tax positions of $5,269,000, attributable to permanent differences, at September 30, 2009 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 4 of the Interim Condensed Consolidated Financial Statements for a discussion on income taxes.

We started paying quarterly dividends in the second quarter of 2004 and anticipate the continuation of dividend payments as approved quarterly by the Board of Directors.

Short-term liquidity

Effective October 27, 2009, we extended the maturity of our $75,000,000 revolving credit agreement to October 26, 2010.  We have currently borrowed $50,500,000 against the credit agreement and an additional amount up to $24,500,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

As to short-term liquidity commitments, we have entered into an agreement to complete construction of a 120-bed long-term health care center located in Bluffton, South Carolina.  At September 30, 2009, we are obligated on construction contracts in the amount of approximately $7,986,000, all of which is expected to require funding within the next twelve months.

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities.   In addition to cash flows from operations, our current cash on hand of $75,119,000 at September 30, 2009, marketable securities of $61,783,000 at September 30, 2009 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

Long-term liquidity

Our $75,000,000 revolving credit agreement upon which we have currently borrowed $50,500,000 matures on October 26, 2010.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender that there is any question about renewal, there has been no commitment at this time.  We entered into this loan originally on October 30, 2007, and have renewed the loan twice with one year maturities.  At the inception and at each renewal, the lender offered longer maturities, but the Company chose a one-year maturity because of the terms.  If we are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt obligations and will be limited in our ability to fund future growth opportunities.

Our ability to refinance the credit agreement, to meet our long-term contractual obligations and to finance our operating requirements, growth and development plans will depend upon our future performance, which will be affected by business, economic, financial and other factors, including potential changes in state and federal government payment rates for healthcare, customer demand, success of our marketing efforts, pressures from competitors, and the state of the economy, including the state of financial and credit markets.

Guarantees and Contingencies

Debt Guarantees—

At September 30, 2009, we have no guaranteed debt obligations.

Governmental Regulations –

Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation.  Management believes that it is in compliance with all applicable laws and regulations in all material respects.  However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare, Medicaid and other federal healthcare programs.  We are not aware of any material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing.

Acquisitions –

We have acquired and will continue to acquire businesses with prior operating histories.  Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, anti-kickback and physician self-referral laws. Although we institute policies designed to conform practices to our standards following completion of acquisitions and attempts to structure our acquisitions as asset acquisitions in which we do not assume liability for seller wrongful actions, there can be no assurance that we will not become liable for past activities that may later be alleged to be improper by private plaintiffs or government agencies.  Although we obtain general indemnifications from sellers covering such matters, there can be no assurance that any specific matter will be covered by such indemnifications, or if covered, that such indemnifications will be adequate to cover potential losses and fines.

New Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 810, Consolidation-Overall (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”).  This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This update is effective for our fiscal year beginning January 1, 2010 and we are currently evaluating the impact of this update in our consolidated financial statements.

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 105, Generally Accepted Accounting Principles (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”), which is effective for interim and annual periods ending after September 15, 2009.  The Accounting Standards Codification (“ASC”) does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance.  ASC will be the single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance.  The adoption of ASC did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (previously SFAS 165, “Subsequent Events”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.    The Company adopted this pronouncement for the quarter ended June 30, 2009.  We evaluated subsequent events through November 5, 2009; the issuance date of the Company’s consolidated financial statements, and notes that no subsequent event disclosure is needed.

In April 2009, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosure – Overall  (previously FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which provides additional guidance for estimating fair value in accordance with ASC Topic 820 (previously SFAS No. 157, “Fair Value Measurements”), when the volume and level of activity for the asset or liability have significantly decreased.  The Company adopted this guidance on April 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC Topic 320, Investments-Debt and Equity Securities  (previously FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) to amend the other-than-temporary guidance in debt securities to be based on intent and not more likely than not that the Company would be required to sell the security before the recovery and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The Company adopted this guidance on April 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC Topic 825, Financial Instruments (previously FSP SFAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments”).  This update requires fair value disclosures for financial instruments for interim reporting periods as well as in annual financial statements.  The Company adopted this guidance on April 1, 2009.

In June 2008, the FASB issued ASC Topic 260, Earnings per Share (previously FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”).  This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  Non-vested share awards granted to employees contain nonforfeitable dividend rights and, therefore, are now considered participating securities.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company’s adoption as of January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC Topic 805, Business Combinations (previously SFAS No. 141(R), “Business Combinations”).  This guidance establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15,

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

2008.  The Company’s adoption as of January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC Topic 810, Consolidation (previously SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”).  This guidance clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income.  These presentation and disclosure provisions require retrospective application to all prior periods presented.  The Company’s adoption as of January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

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

C

the competitive environment in which we operate;

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months.  As a result of the short–term nature of our cash instruments, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments.  Approximately $20.4 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $6.7 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $34,000.  As of September 30, 2009 all of our long–term debt bears interest at variable interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $59,000.

Equity Price Risk

We consider our investments in marketable securities as Aavailable for sale@ securities and unrealized gains and losses, net of applicable income taxes, are recorded in stockholders= equity in accordance with ASC Topic 320, Investments – Debt and Equity Securities (previously SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities).  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market price. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of our investments in marketable securities.

Investment in Cash Fund in Liquidation

Please see Note 10 - Fair Value Measurements regarding market risk related to our investment in a cash fund in liquidation.

Item 4.  Controls and Procedures.

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Company=s management, including the Chief Executive Officer (ACEO@) and Principal Accounting Officer (APAO@), of the

NATIONAL HEALTHCARE CORPORATION

September 30, 2009

(unaudited)

effectiveness of the design and operation of the Company=s disclosure controls and procedures.  Based on that evaluation, the Company=s management, including the CEO and PAO, concluded that the Company=s disclosure controls and procedures were effective as of September 30, 2009.  There have been no changes in the Company=s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company=s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 9 of this Form 10–Q.

Item 1A.

Risk Factors.

During the nine months ended September 30, 2009, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation=s Annual Report on Form 10–K for the year ended December 31, 2008.

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

September 30, 2009

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 5, 2009	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: November 5, 2009	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Accounting Officer)