Form 10-K
period 2009-12-31
NATIONAL HEALTHCARE CORP
filed 2010-03-02
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Telephone Number: 615-890-2020
____________________________
Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Name of Each Exchange on which Registered
Shares of Common Stock Shares of Preferred Cumulative Convertible Stock	NYSE Amex NYSE Amex
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

The aggregate market value of Common Stock held by non-affiliates on June 30, 2009 (based on the closing price of such shares on the NYSE Amex) was approximately $235 million.  For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.  The number of shares of Common Stock outstanding as of February 28, 2010 was 13,717,701.

Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K:
The Registrant’s definitive proxy statement for its 2010 shareholder’s meeting.

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

Financial Statements and Supplementary Data

43

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

82

Item 9A.

Controls and Procedures

82

Item 9B.

Other Information

85

Part III

Item 10.

Directors, Executive Officers and Corporate Governance.

85

Item 11.

Executive Compensation

85

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

85

Item 13.

Certain Relationships and Related Transactions and Director Independence

85

Item 14.

Principal Accounting Fees and Services

85

Part IV

Item 15.

Exhibits and Financial Statement Schedule

86

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

Each share of the NHC Preferred is entitled to annual preferred dividends of $0.80 per share and has a liquidation preference of $15.75 per share.  The NHC Preferred, which is listed on the NYSE Amex Exchange with the symbol “NHC.PRA”, is convertible at any time at the option of the shareholder into NHC common stock at a conversion price of $65.07.  Each share of the NHC Preferred is convertible into 0.24204 of a share of NHC common stock.  After the 5th anniversary of the closing date, NHC will have the option to redeem the NHC Preferred, in whole or in part, for $15.75 cash per share (plus accrued but unpaid dividends); provided that the NHC Preferred will not be redeemable prior to the 8th anniversary of the closing date unless the average closing price for NHC common stock for 20 trading sessions equals or exceeds the conversion price. The conversion price will be adjusted to reflect any future NHC stock splits or stock dividends. The cash required to complete the merger was provided substantially from NHC’s existing liquidity reserves.

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

As a result of the merger, we estimate that we experienced a reduction in our earnings per share of approximately 5% and 11% for the years ended December 31, 2009 and 2008, respectively.  We believe, however, that this negative consequence is offset by the accretive effect that the merger has had and is expected to have on NHC’s free cash flow.  We estimate that our net cash flows increased by approximately $5,400,000 in 2009 and $4,000,000 in 2008 due to the merger.

Narrative Description of the Business.

Our business is long-term health care services.  At December 31, 2009, we operate or manage 76 long-term health care centers with a total of 9,772 licensed beds.  These numbers include 50 centers with 6,858 beds that we lease or own and 26 centers with 2,914 beds that we manage for others.  Of the 50 leased or owned centers, 34 are leased from National Health Investors, Inc. (NHI).  Through October 31, 2007, ten centers were leased from National Health Realty, Inc. (“NHR”).  Effective October 31, 2007, these previously leased properties were acquired by us.

Our 23 assisted living centers (11 leased or owned and 12 managed) have 921 units (418 units leased or owned and 503 units managed).  Our seven independent living centers (four leased or owned and three managed) have 761 retirement apartments (341 apartments leased or owned and 420 apartments managed).

During 2009, we operated 33 homecare programs and provided 449,991 homecare patient visits to 12,548 patients.

We have a partnership agreement with Caris HealthCare, LP (Caris), in which we have a 50% ownership, in order to develop hospice services in selected market locations in Tennessee.  In December 2007, we licensed our first owned hospice program in Greenville, South Carolina and began providing services in January 2008.  In January 2009, we purchased five hospice locations in South Carolina and also opened a branch location in Anderson, South Carolina during the first quarter of 2009.  Combined, we provide hospice care to over 1,300 patients per day in 23 locations.

We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units, sub-acute nursing units and a number of in-house pharmacies.  Similar specialty units are under consideration at a number of our centers, as well as free standing projects.

Long-Term Care Services and Net Operating Revenues. Health care services we provide include a comprehensive range of services.  In fiscal 2009, 93% of our net operating revenues were derived from such health care services.  Highlights of health care services activities during 2009 were as follows:

A.

Long-Term Health Care Centers.  The most significant portion of our business and the base for our other long-term health care services is the operation of our skilled nursing centers.  In our centers, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day.  In addition, our centers provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services.  We own or lease and operate 50 long-term health care centers as of December 31, 2009. We manage 26 centers for third party owners.  Revenues from the 50 centers we own or lease are reported as patient revenues in our financial statements.  Management fee income is recorded as other revenues from the 26 facilities that we manage.  We generally charge 6% to 7% facility net revenues for our management services.

Average occupancy in long-term health care centers we operate was 92.0% during the year ended December 31, 2009.

B.

Rehabilitative Services.  We provide therapy services through Professional Health Services, a division of NHC.  Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities.  We maintained a rehabilitation staff of over 930 highly trained, professional therapists in 2009.  The majority of our rehabilitative services are for patients in our owned and managed long-term care centers.  However, we also provide services to over 100 additional health care providers.  Our rates for these services are competitive with other market rates.  We are the designated sports medicine provider for Middle Tennessee State University in Murfreesboro, Tennessee.

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

D.

Managed Care Contracts.  We operate five regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of our owned and managed centers.  Managed care patient days were 113,675 in 2009, 101,574 in 2008, and 74,428 in 2007.

E.

Hospice.  Hospice services provide for the physical, spiritual and psychosocial needs of individuals facing a life-limiting illness. Resources including palliative and clinical care, education, spiritual, counseling and other services take into consideration both the needs of patients and the needs of family members.  We licensed our first owned hospice program in Greenville, South Carolina in December 2007 and began providing services in January 2008.  In January 2009, we purchased five hospice locations in South Carolina and also opened a branch office in Anderson, South Carolina during the first quarter of 2009.  These hospice programs operate under the name Solaris Hospice.

F.

Pharmacy Operations.  At December 31, 2009, we operated four regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina, and one in Missouri).  These pharmacy operations use a central location to supply (on a separate contractual basis) pharmaceutical services (consulting and medications) and supplies.  Regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.  Our regional pharmacies currently serve 44 owned facilities, eight managed facilities, and 17 trade entities.

G.

Assisted Living Centers.  Our assisted living centers are dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities.  We own or lease 11 and manage 12 assisted living centers.  Of these 23 centers, 11 are located within the physical structure of a skilled nursing center or retirement center and 12 are freestanding.  In 2009, the rate of occupancy was 89.9%.  Certificates of Need are not required to build these projects and we believe that overbuilding has occurred in some of our markets.  Effective January 1, 2010, our management contract was not extended on eight of the twelve assisted living centers we managed in 2009.  We do not expect the loss of the management contracts to have a material impact on our consolidated financial statements.

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

I.

Homecare Programs.  Our home health care programs (we call them homecare) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities.  Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies.  Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment.  NHC operates 33 homecare licensed and Medicare-certified offices in three states (Tennessee, South Carolina, and Florida) and some of our homecare patients are previously discharged from our long-term health care centers.  Medicare reimbursement for homecare services is paid under a prospective payment system.  Under this payment system, we receive a prospectively determined amount per patient per 60 day episode as defined by Medicare guidelines.  Medicare episodes increased from 17,266 in 2008 to 18,292 in 2009 primarily due to an increase in the number of patients served, which increased from 11,320 in 2008 to 12,548 in 2009.  Visits increased from 405,945 in 2008 to 449,991 in 2009.

Other Revenues.  We generate revenues from insurance services to our managed centers, from management, accounting and financial services to third party long-term care, assisted living and independent living centers, and from rental income.  In fiscal 2009, 7.0% of our net operating revenues were derived from such other sources.  The significant sources of our other revenues are described as follows:

A.

Insurance Services.  NHC owns a Tennessee domestic licensed insurance company.  The company is licensed in several states and provides workers’ compensation coverage to the majority of NHC operated and managed facilities in addition to other nursing homes, assisted living and retirement centers.  A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC’s owned and managed centers.  This company elects to be taxed as a domestic subsidiary.  We also self-insure our employees’ (referred to as “partners”) health insurance benefit program at a cost we believe is less than a commercially obtained policy.  Finally, we operate a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies.  NHC’s revenues from insurance services totaled $14,560,000 in 2009.

B.

Management, Accounting and Financial Services.  We provide management services to long-term health care centers, assisted living centers and independent living centers operated by third party owners.  We typically charge 6% to 7% of the managed centers’ revenues as a fee for these services.  Additionally, we provide accounting and financial services to other long-term care or related types of entities for small operators or not-for-profit entities.  No management services are provided for entities in which we provide accounting and financial services.  As of December 31, 2009, we perform management services for 26 centers and accounting and financial services for 28 centers.  NHC’s revenues from management, accounting and financial services totaled $17,845,000 in 2009.

We previously provided advisory and/or accounting services to National Health Realty Inc. (“NHR”).  The services to NHR were terminated on October 31, 2007 when we merged with NHR.

Non-Operating Income.  We generate non-operating income from equity in earnings of unconsolidated investments, from dividends and other realized gains and losses on securities, and interest income.  The significant source of non-operating income is described as follows:

A.

Equity in Earnings of Unconsolidated Investments.  Earnings from investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  Our most significant equity method investment is a 50% ownership and voting interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services in NHC owned health care centers and in other settings.  In 2003, we entered into a partnership agreement with Caris in order to develop hospice programs in selected market locations. Caris currently has sixteen locations in Tennessee.

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

We provide centralized management and support services to NHC operated health care nursing centers.  The management and support services include operational support through the use of regional vice presidents and regional nurses, accounting and financial services, cash management, data processing, legal, consulting and services in the area of rehabilitative care.  Our personnel are employed by our administrative services affiliate, National Health Corporation, which is also responsible for overall services in the area of personnel, loss control, insurance, education and training.  We reimburse the administrative services contractor by paying all the costs of personnel employed for our benefit as well as a fee.  National Health Corporation (National) is wholly owned by the National Health Corporation Employee Stock Ownership Plan and provides its services only to us.

We provide management services to centers operated under management contracts and offsite accounting and financial services to other owners, all pursuant to separate contracts.  The term of each contract and the amount of the management fee or accounting and financial services fee is determined on a case-by-case basis.  Typically, we charge 6% to 7% of net revenues of the managed centers for our management contracts and specific item fees for our accounting and financial service agreements. The initial terms of the contracts range from two years to ten years.  In certain contracts, we maintain a right of first refusal should the owner desire to sell a managed center.

Long-Term Care Center Occupancy Rates

The following table shows certain information relating to occupancy rates for our continuing owned and leased long-term health care centers:

	Year Ended December 31
	2009	2008	2007

Overall census	92.0%	92.5%	92.5%

Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).

Customers and Sources of Revenues

No individual customer or related group of customers accounts for a significant portion of our revenues. We do not expect the loss of a single customer or group of related customers would have a material adverse effect.

Certain groups of patients receive funds to pay the cost of their care from a common source.  The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31
Source	2009	2008	2007
Private	30%	30%	29%
Medicare	41%	40%	39%
Medicaid/Skilled	8%	9%	9%
Medicaid/Intermediate	20%	20%	22%
VA and Other	1%	1%	1%
Total	100%	100%	100%

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

Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts.  We attempt to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing the marketing of those services through market areas and “Managed Care Offices”, of which five were open at December 31, 2009.  These services are designed to speed the patient's recovery and allow the patient to return home as soon as is practical.  In addition to educating physicians and patients to the advantages of the rehabilitative services, we have also implemented incentive programs which provide for the payment of bonuses to our regional and center personnel if they are able to achieve private and Medicare goals at their centers.

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

Certifications and Participation Requirements; Efforts to Impose Reduced Payments

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs.  Failure to obtain and maintain Medicare and Medicaid certification at our nursing centers would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue.  In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients.  Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.  For the fiscal year ended December 31, 2009, we derived 41% and 28% of our net patient revenues from the Medicare and Medicaid programs, respectively.  Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our profitability.  We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations.  No assurance can be given that such reforms will not have a material adverse effect on us.

Potential Healthcare Reform

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

Medicare Legislation and Regulations

Skilled Nursing Facilities (SNFs)

SNF PPS - Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System (“SNF PPS”).  PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally increased each October when the federal fiscal year begins.  The acuity classification system is named RUGs (Resource Utilization Groups III).  SNF PPS, as implemented in 1999, had an adverse impact on our industry and our business by decreasing payments materially.  Refinements in the form of temporary add-ons provided some relief until October 1, 2002.  Annual market basket (inflationary) increases have continued to improve payments since that time.

Distribution of payments among providers is determined by patient acuity and classification of 53 RUG groups.  Effective October 1, 2009, the federal RUG rates had a market basket increase of 2.2%.  There was also a recalibration of the nursing weights implemented resulting in a reduction of 3.3%.  The net impact of these adjustments was a reduction of 1.1% to PPS rates.

Prescription Drugs - Medicare Part D – In 2003, the Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act (MMA).  This landmark legislation provides seniors and people with disabilities with a comprehensive prescription drug benefit under the Medicare program.  Under Part D, private insurance companies contract with Medicare to provide coverage for anyone eligible for Part D that chooses to enroll in a Prescription Drug Plan (PDP).  Most patients are enrolled in a PDP including Medicaid and Private Pay patients.  There are multiple PDP’s.

Some patients continue to be covered by other private insurance companies outside of Part D.  As part of the consolidated billing component of the Medicare Part A SNF PPS plan, prescription drugs for patients in a Medicare Part A stay are billed to Part A and not Part D.  The provider purchases prescriptions from a drug supplier and bills charges to Medicare Part A under the per diem established by CMS.  Whereas, for a patient whose prescriptions are billed to Medicare Part D, the drug supplier bills Part D and the provider is only billed for non-covered and co-pay amounts.

Most of our nursing centers and assisted living centers are supplied prescriptions by our owned regional pharmacies known as Network Pharmacies.  Network provides prescriptions to 44 owned, 8 managed, and 17 trade entities.  We expect that changes to PDP payment methodology by CMS could have a negative effect on rates.  Substantial increases in drug costs could occur which would negatively impact our gross margin for prescriptions.

Homecares (HHAs)

Medicare is uniform nationwide and reimburses homecares under a fixed payment methodology named the Prospective Payment System (HH PPS).  Generally, Medicare makes payment under the HH PPS on the basis of a national standardized 60-day episode payment, adjusted for case mix and geographical wage index. Payment rates are updated periodically and were last adjusted on January 1, 2009.  The acuity classification system is named HHRGs (Home Health Resource Groups).

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

For 2009, we received a market basket increase of 2.9% along with the annual 2.75% decrease mentioned above. Wage index changes were also made and were positive for some of our offices and negative for others.  The combined net effect of all pay rate adjustments for 2009 was negligible.

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

In Tennessee, annual Medicaid rate increases were implemented effective July 1, 2009.  The Tennessee increase in revenue was approximately $89,000 per quarter.  In Missouri, Medicaid rate increases were implemented effective July 1, 2009 and the quarterly effect was an increase in revenues of approximately $345,000.  In South Carolina, Medicaid rate increases were implemented October 1, 2009 and the quarterly effect was an increase in revenues of approximately $682,000.

Health Care Center Construction and Purchases

We have completed or anticipate completion of the following long-term health care centers.

Description	Number of Beds	Location	Cost	Date Placed in Service or Expected Completion
Bed Addition	60	North Augusta, SC	$6,657,000	3rd Quarter 2008
New Facility	120	Bluffton, SC	$22,645,000	1st Quarter 2010
New Facility	61	Mauldin, SC	$6,600,000	1st Quarter 2010

We have purchased or leased the following facilities:

Description	Location	Capitalized Cost	Date Placed in Service
544-Bed Long-Term Care Center 66-Unit Assisted Living Facility	Chattanooga, TN	$14,760,000	November 2007
109-bed Skilled Nursing and Rehabilitation Facility	Knoxville, TN	$6,347,000	January 2008
132-Bed Skilled Nursing and Rehabilitation Facility 60-Bed Assisted Living Facility	Charleston, SC	$13,250,000	August 2008

The Chattanooga, Tennessee property has been leased to a third party provider and generates rental revenue for NHC.

In January 2008, we purchased two tracts of land located in South Carolina and one tract located in Tennessee.  These tracts were undeveloped and are held for future development.

In December 2009, we purchased the remaining 20% partnership interest in our Fort Oglethorpe, Georgia facility.  The partnership is now a wholly-owned subsidiary of the Company.

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

Our homecares compete with other home health agencies (HHA’s) in most communities we serve.  Competition occurs for patients and employees.  Our homecares depend on hospital and physician referrals and reputation in order to maintain a healthy census.

As we expanded into the assisted living market, we monitored proposed or existing competing assisted living centers.  Our development goal is to link our health care centers with our assisted living centers, thereby obtaining a competitive advantage for both.

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees.  In order to enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs.  We support the Foundation for Geriatric Education.  We also conduct an “Administrator in Training” course, 24 months in duration, for the professional training of administrators.  Presently, we have nine full-time individuals in this program.   Four of our six regional vice presidents and 51 of our 76 health care center administrators are graduates of this program.

We experience competition in providing management and accounting services to other long-term health care providers.  Those services are provided primarily to owners with whom we have had previous involvement through ownership or leasing arrangements.  Our insurance services are provided primarily to centers for which we also provide management and/or accounting services.

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

Employees

As of December 31, 2009, our Administrative Services Contractor plus our managed centers had approximately 12,800 full and part time employees, who we call “Partners”.  No employees are represented by a bargaining unit.  We believe our current relations with our employees are good.

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

Risks Relating to Our Company

We depend on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from such payors may be reduced.  - We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs.  For the year ended December 31, 2009, we derived approximately 64% of our net operating revenues from the Medicare, Medicaid and other government programs.  Third-party payor programs are highly regulated and are subject to frequent and substantial changes.  Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins.  Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits.  Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary.  There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers.  In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance.  We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors.  Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations.  It is possible that the effects of further refinements to PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations.  See Item 1, “Business – Regulation and Licenses” and “Medicare Legislation and Regulations” and “Medicaid Legislation and Regulations”.

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

Significant regulatory changes, including the Sarbanes-Oxley Act and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, have increased, and in the future are likely to further increase, general and administrative costs.  In order to comply with the Sarbanes-Oxley Act of 2002, the listing standards of the NYSE Amex exchange, and rules implemented by the Securities and Exchange Commission (SEC), we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources.  Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations.  As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

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

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. - We provide management and/or financial services to health care centers, assisting living centers and independent living centers owned by third parties.  At December 31, 2009, we perform management services (which include financial services) for 26 such centers and accounting and financial services for an additional 28 such centers. Furthermore, we previously provided advisory services to NHR, prior to the merger with NHC, a publicly traded REIT and financial services to Management Advisory Source, LLC which company provides advisory services to NHI, a publicly traded REIT.  The ARisk Factors” contained herein as applying to us may in many instances apply equally to these other entities for which we provide services.  We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities.  Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. - As of December 31, 2009, we leased or owned 76 skilled nursing centers, 23 assisted living centers, and seven independent living centers.  Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment.  Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers.  In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers.  We are undertaking a process to allocate more aggressively capital spending within our owned and leased centers in an effort to address issues that arise in connection with an aging physical plant.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Long-Term Health Care Centers

				Total	Joined
State	City	Center Name	Affiliation	Beds	NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	1973
	Moulton	NHC HealthCare, Moulton	Leased(1)	136	1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135	1989
	Rossville	NHC HealthCare, Rossville	Leased(1)	112	1971

Kansas	Chanute	Chanute HealthCare Center	Managed	77	2001
	Council Grove	Council Grove HealthCare Center	Managed	80	2001
	Haysville	Haysville HealthCare Center	Managed	119	2001
	Larned	Larned HealthCare Center	Managed	80	2001
	Sedgwick	Sedgwick HealthCare Center	Managed	62	2001

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194	1971
	Madisonville	NHC HealthCare, Madisonville	Leased(1)	94	1973

Massachusetts	Greenfield	Buckley-Greenfield Health Care Center	Managed	120	1999
	Holyoke	Holyoke Health Care Center	Managed	102	1999
	Quincy	John Adams Health Care Center	Managed	71	1999
	Taunton	Longmeadow of Taunton	Managed	100	1999

Missouri	Columbia	Columbia HealthCare Center	Managed	97	2001
	Desloge	NHC HealthCare, Desloge	Leased(1)	120	1982
	Joplin	Joplin HealthCare Center	Managed	92	2001
	Joplin	NHC HealthCare, Joplin	Leased(1)	126	1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170	1982
	Macon	Macon Health Care Center	Managed	120	1982
	Osage Beach	Osage Beach Health Care Center	Managed	120	1982
	St. Charles	Charlevoix HealthCare Center	Managed	142	2001
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120	1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	1987
	Springfield	Springfield Rehabilitation and	Managed	120	1982
		Health Care Center
	Town & Country	NHC HealthCare, Town & Country	Owned	200	2001
	West Plains	NHC HealthCare, West Plains	Owned(3)	120	1982

New Hampshire	Epsom	Epsom Health Care Center	Managed	108	1999
	Manchester	Maple Leaf Health Care Center	Managed	114	1999
	Manchester	Villa Crest Health Care Center	Managed	126	1999

Long-Term Health Care Centers
(continued)
				Total	Joined
State	City	Center Name	Affiliation	Beds	NHC
South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290	1973
	Charleston	NHC HealthCare, Charleston	Owned	132	2008
	Clinton	NHC HealthCare, Clinton	Owned(3)	131	1993
	Columbia	NHC HealthCare, Parklane	Owned(3)	180	1997
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152	1973
	Greenville	NHC HealthCare, Greenville	Owned(3)	176	1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176	1973
	Lexington	NHC HealthCare, Lexington	Owned(3)	120	1994
	Mauldin	NHC HealthCare, Mauldin	Owned(3)	180	1997
	Murrells Inlet	NHC HealthCare, Garden City	Owned(3)	148	1992
	North Augusta	NHC HealthCare, North Augusta	Owned(3)	192	1991
	Sumter	NHC HealthCare, Sumter	Managed	138	1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98	1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	1971
	Columbia	Maury Regional Hospital	Managed	20	1996
	Columbia	NHC HealthCare, Columbia	Leased(1)	106	1973
	Columbia	NHC HealthCare, Hillview	Leased(1)	92	1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94	1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191	1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120	1976
	Farragut	NHC HealthCare, Farragut	Owned(3)	90	1998
	Franklin	NHC Place, Cool Springs	Owned	180	2004
	Franklin	NHC HealthCare, Franklin	Leased(1)	80	1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	1971
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	172	1977
	Knoxville	Holston Health & Rehabilitation Center	Owned	109	2008
	Knoxville	NHC HealthCare, Knoxville	Leased(1)	139	1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96	1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60	1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100	1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60	1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150	1971
	Milan	NHC HealthCare, Milan	Leased(1)	122	1971
	Murfreesboro	AdamsPlace	Owned(3)	90	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	1974
	Nashville	The Health Center of Richland Place	Managed	107	1992
	Nashville	McKendree Village	Managed	300	2008
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128	1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102	1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72	1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	120	1975
	Springfield	NHC HealthCare, Springfield	Leased(1)	107	1973

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120	1973

Assisted Living Units

State	City	Center	Affiliation	Units

Alabama	Anniston	NHC Place/Anniston	Owned(3)	68

Arizona	Gilbert	The Place at Gilbert	Managed(4)	50
	Glendale	The Place at Glendale	Managed(4)	38
	Tucson	The Place at Tucson	Managed(4)	50
	Tucson	The Place at Tanque Verde	Managed(4)	38

Kansas	Larned	Larned Health Care Center	Managed	19

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	8

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	25

New Hampshire	Manchester	Villa Crest Assisted Living	Managed	29

South Carolina	Charleston	The Palmettos of Charleston	Owned	60
	Conway	The Place at Conway	Managed(4)	42

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned(3)	84
	Franklin	NHC Place, Cool Springs	Owned	46
	Gallatin	The Place at Gallatin	Managed(4)	42
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	6
	Kingsport	The Place at Kingsport	Managed(4)	44
	Murfreesboro	AdamsPlace	Owned(3)	83
	Nashville	McKendree Manor	Managed	85
	Nashville	Richland Place	Managed	24
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	12
	Tullahoma	The Place at Tullahoma	Managed(4)	42

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units	Est.
Kansas	Larned	Larned HealthCare Center	Managed	10	2001

Missouri	St. Charles	Lake St. Charles Retirement	Leased(1)	155	1984
		Apartments

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30	1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63	1987
	Murfreesboro	AdamsPlace	Owned(3)	93	1997
	Nashville	McKendree Tower and Cottages	Managed	273	2008
	Nashville	Richland Place Retirement Apartments	Managed	137	1993

Homecare Programs

State	City	Homecare Programs	Affiliation	Est.

Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned	1994
	Chipley	NHC HomeCare of Chipley	Owned	1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned	1994
	Marianna	NHC HomeCare of Marianna	Owned	1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned	1999
	Ocala	NHC HomeCare of Ocala	Owned	1996
	Panama City	NHC HomeCare of Panama City	Owned	1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned	1994
	Quincy	NHC HomeCare of Quincy	Owned	1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned	1997

South Carolina	Aiken	NHC HomeCare of Aiken	Owned	1996
	Greenville	NHC HomeCare of Greenville	Owned	2007
	Greenwood	NHC HomeCare of Greenwood	Owned	1996
	Laurens	NHC HomeCare of Laurens	Owned	1996

Tennessee	Athens	NHC HomeCare of Athens	Owned	1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned	1985
	Columbia	NHC HomeCare of Columbia	Owned	1977
	Cookeville	NHC HomeCare of Cookeville	Owned	1976
	Dickson	NHC HomeCare of Dickson	Owned	1977
	Franklin	NHC HomeCare of Franklin	Owned	2007
	Hendersonville	NHC HomeCare of Hendersonville	Owned	2009
	Johnson City	NHC HomeCare of Johnson City	Owned	1978
	Knoxville	NHC HomeCare of Knoxville	Owned	1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned	1977
	Lebanon	NHC HomeCare of Lebanon	Owned	1997
	Lewisburg	NHC HomeCare of Lewisburg	Owned	1977
	McMinnville	NHC HomeCare of McMinnville	Owned	1976
	Milan	NHC HomeCare of Milan	Owned	1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned	1976
	Pulaski	NHC HomeCare of Pulaski	Owned	1985
	Somerville	NHC HomeCare of Somerville	Owned	1983
	Sparta	NHC HomeCare of Sparta	Owned	1984
	Springfield	NHC HomeCare of Springfield	Owned	1984

(1)Leased from NHI

(2)NHC HealthCare/Fort Sanders is owned by a separate limited partnership.  The Company owns approximately 25% of the partnership interest in Fort Sanders.

(3)Acquired upon merger of NHR and NHC.

(4)Effective January 1, 2010, management contracts were terminated.

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

Item 3.  Legal Proceedings.

General and Professional Liability Lawsuits and Insurance

The long term care industry has experienced significant amounts of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2009, we and/or our managed centers are currently defendants in 38 such claims covering the years 1999 through December 31, 2009.

In 2002, we established and capitalized a wholly-owned licensed liability insurance company.  Thus, since 2002, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us is provided through this wholly-owned insurance company.

Our coverages for all years include primary policies and excess policies.  In 2002, deductibles were eliminated and first dollar coverage was provided through the wholly-owned insurance company, while the excess coverage was provided by a third party insuror.

For 2003-2009, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company.  The primary coverage is in the amount of $1 million per incident, $3 million per location with an annual primary policy aggregate limit of $17.0 million for 2009, $16.0 million for 2008, and $14 million for 2007.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2003-2007 and subsequently for $9.0 million annual excess in the aggregate for years 2008-2009.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of common stock of National HealthCare Corporation are listed on the NYSE Amex exchange under the symbol NHC.  NHC was previously listed on the American Stock Exchange until its acquisition by NYSE in October 2008.  The closing price for the NHC common shares on February 26, 2010 was $36.79.  On December 31, 2009, NHC had approximately 4,500 shareholders, comprised of approximately 2,300 shareholders of record and an additional 2,211 shareholders indicated by security position listings.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC's common shares.

2008	Stock Prices		Cash Dividends Declared
	High	Low
1st Quarter	$51.70	$45.75	$.210
2nd Quarter	53.95	45.75	.240
3rd Quarter	53.95	42.75	.240
4th Quarter	50.64	34.10	.240

2009
1st Quarter	$51.74	$34.17	$.240
2nd Quarter	43.66	36.10	.260
3rd Quarter	40.00	34.91	.260
4th Quarter	37.74	34.32	.260

There was no repurchase or publicly announced programs to repurchase our common stock in 2008 or 2009.

Although we intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.

Since November 1, 2007, the shares of convertible preferred stock of NHC are listed on the NYSE Amex exchange under the symbol NHC.PRA.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC’s preferred shares.

2008	Stock Prices		Cash Dividends Declared
	High	Low
1st Quarter	$15.24	$13.00	$.20
2nd Quarter	14.30	12.73	.20
3rd Quarter	14.16	12.75	.20
4th Quarter	14.00	9.00	.20

2009
1st Quarter	$14.00	$10.21	$.20
2nd Quarter	12.40	10.48	.20
3rd Quarter	12.50	11.01	.20
4th Quarter	12.25	9.15	.20

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	385,305	44.78	787,738
Equity compensation plans not approved by security holders	–	–	–
Total	385,305	44.78	787,738

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2004 through December 31, 2009 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and (iii) the Standard & Poor’s Health Care Index (“S&P Health Care Index”).  Cumulative total stockholder return assumes the reinvestment of all dividends.  Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulative Total Return

175.00
150.00
125.00
100.00
75.00
50.00
DOLLARS

	2004	2005	2006	2007	2008	2009
NHC	$100	$108	$161	$153	$153	$112
S & P 500	$100	$105	$121	$128	$81	$102
S & P Health Care Index	$100	$106	$114	$123	$95	$111

Item 6.  Selected Financial Data.

The following table represents selected financial information for the five years ended December 31, 2009.  The data for 2009, 2008 and 2007 has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements, accompanying footnotes and Management’s Discussion and Analysis.

	As of and for the Year Ended December 31,
	2009	2008	2007(1)(2)	2006(3)	2005
	(in thousands, except per share data)

Operating Data:
Net operating revenues	$668,221	$633,208	$579,360	$544,005	$533,099
Total costs and expenses	617,349	595,656	525,800	508,679	495,691
Non-operating income	16,784	15,735	18,674	18,953	9,282
Income before income taxes	67,656	53,287	72,234	54,279	46,690
Income tax provision	27,607	16,916	26,785	17,539	18,055
Net income	40,049	36,371	45,449	36,740	28,635
Dividends to preferred shareholders	8,673	8,673	1,831	–	–
Net income available to common shareholders	31,376	27,698	43,618	36,740	28,635

Earnings per common share:
Basic	$2.31	$2.16	$3.47	$2.99	$2.34
Diluted	2.31	2.11	3.36	2.85	2.24

Cash dividends declared:
Per preferred share	$.80	$.80	$.169	$–	$–
Per common share	1.02	.93	.810	.690	.575

Balance Sheet Data:
Total assets	$788,532	$777,296	$698,408	$471,477	$410,625
Accrued risk reserves	107,456	106,000	88,382	76,471	70,290
Long-term debt, less current portion	10,000	10,000	10,000	10,381	13,568
Stockholders’ equity	525,779	480,817	455,708	249,142	203,059

(1)

Effective January 1, 2007, the Company adopted ASC Topic 740, Income Taxes (previously FIN No. 48).

(2)

On October 31, 2007, the Company completed its acquisition of NHR.

(3)

Effective January 1, 2006, the Company adopted ASC Topic 718, Compensation – Stock Compensation (previously SFAS No. 123(revised 2004).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview—

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of long-term health care services.  At December 31, 2009 we operate or manage 76 long-term health care centers with 9,772 beds in 10 states and provide other services in two additional states.  These operations are provided by separately funded and maintained subsidiaries.  We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, hospice care, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services to owners of long-term health care centers.

Executive Summary

Merger of National HealthCare Corporation and National Health Realty, Inc., and Issuance of NHC Convertible Preferred Stock - On October 31, 2007, NHC completed its acquisition of National Health Realty, Inc., (“NHR”) as contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), following the approval of the merger and approval of the issuance of shares of NHC Series A Convertible Preferred Stock (“NHC Preferred”) by the stockholders of NHC.  The acquisition has provided us with ownership of a portfolio of first class health care, retirement and assisted living centers and has enhanced our net cash flows by approximately $5,400,000 in 2009 and $4,000,000 in 2008.  We estimate that we experienced a reduction in 2009 and 2008 earnings per share of approximately 14 cents and 26 cents per common share basic, respectively, and 14 cents and 25 cents per common share diluted, respectively, due to the merger.  We believe, however, that the negative consequence is offset by the accretive effect that the merger has had and is expected to have in the future on NHC’s free cash flow.

$75,000,000 Revolving Credit Agreement – On October 27, 2009, National HealthCare Corporation extended its Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”).  The Credit Agreement provides for a $75,000,000 revolving credit facility (the “Credit Facility”), of which up to $5,000,000 may be utilized for letters of credit.

Amounts outstanding under the Credit Facility bear interest at either, (i) the Eurodollar rate plus 1.0% or (ii) the prime rate.  Letter of credit fees are equal to 1.0% times the maximum amount available to be drawn under outstanding letters of credit.  Commitment fees are payable on the daily unused portion of the Credit Facility at a rate of 20 basis points per annum.

As of December 31, 2009, the outstanding balance on the Credit Facility is $-0-.  The entire amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.  We obtained the line of credit to fund further growth strategies as opportunities arise.

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

Description	Beds	Location	Placed in Service
Addition	60	Columbia, SC	First Quarter 2007
Addition	60	Garden City, SC	First Quarter 2007
Addition	20	Franklin, TN	January 2008
Purchase	109	Knoxville, TN	January 2008
Addition	60	North Augusta, SC	June 2008
Purchase	132	Charleston, SC	August 2008
Purchase	60	Charleston, SC	August 2008
New Center	120	Bluffton, SC	January 2010
New Center	61	Mauldin, SC	March 2010

We expect to begin construction in 2010 of a new 77-bed long-term care facility in Tullahoma, Tennessee, a new 75-unit assisted living facility in Parklane, South Carolina, and a bed addition to our current Cool Springs, Tennessee assisted living facility. During 2010, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.

In 2008, we developed an active hospice program in South Carolina independently of our partnership with Caris Healthcare.  In January 2009, we purchased five hospice locations in South Carolina and opened another location in Greenville, South Carolina.  This brought the total to seven hospice locations in South Carolina as of December 31, 2009.

Accrued Risk Reserves – Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $107,456,000 at December 31, 2009 and are a primary area of management focus.  We have set aside restricted cash and marketable securities to fund our professional liability and workers’ compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors - Approximately 64% (2009), 63% (2008), and 65% (2007) of our net operating revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  We have made provisions of approximately $18,617,000 as of December 31, 2009 for other various Medicare and Medicaid issues for current and prior year cost reports and claims reviews.  Consistent with our revenue recognition policies, we will record revenues when the approved requests, including the final cost report audits, are assured. We recorded revenues of $430,000, $490,000, and $2,910,000 for such settlements in 2009, 2008, and 2007, respectively

Revenue Recognition - Private Pay - For private pay patients in skilled nursing or assisted living facilities, we bill room and board in advance for the current month with payment being due upon receipt of the statement in the month the services are performed.  Charges for ancillary, pharmacy, therapy and other services to private patients are billed in the month following the performance of services; however, all billings are recognized as revenue when the services are performed.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of December 31, 2009, we and/or our managed centers are defendants in 38 such claims inclusive of years 1999 through 2009.   It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all provider locations owned, leased or managed by us.  The coverages include both primary policies and excess policies.

We maintain both primary and excess coverage through our own insurance subsidiary.  Settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Revenue Recognition - Subordination of Fees and Uncertain Collections - We provide management services to certain long-term care facilities and to others we provide accounting and financial services.  We generally charge 6% to 7% of net revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services.  Our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided.  However, under the terms of our management contracts, payments for our management services are subject to subordination to other expenditures of the long-term care center being managed.  Furthermore, for certain of the third parties with whom we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that collection is not reasonably assured, our policy is to recognize income only in the period in which the amounts are realized.  We may receive payment for the unpaid and unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the centers are sufficient to pay the fees.  There can be no assurance that such future cash flows will occur.  The realization of such previously unrecognized revenue could cause our reported net income to vary significantly from period to period.

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

Credit Losses - Certain of our accounts receivable from private paying patients and certain of our notes receivable are subject to credit losses.  We have attempted to reserve for expected accounts receivable credit losses based on our past experience with similar accounts receivable and believe our reserves to be adequate.

We continually monitor and evaluate the carrying amount of our notes receivable in accordance with ASC Topic 310, Receivables (previously SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15.”).  It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of the receivables changes over time.  We continually review and refine our estimation process to make it as reactive to these changes as possible.  However, we cannot guarantee that we will be able to accurately estimate credit losses on these balances.  It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

Potential Recognition of Deferred Income - During 1988, we sold the assets of eight long-term health care centers to National Health Corporation (“National”), our administrative general partner at the time of the sale.  The resulting profit of $15,745,000 was deferred.  $10,000,000 of the deferred gain and related deferred income taxes of $4,000,000 was recognized as income in December, 2007 with the collection of the $10,000,000 note from National.  $3,745,000 of the deferred gain has been amortized into income on a straight-line basis over the 20-year management contract period.  Additional deferred income of $2,000,000 will be recognized when the Company no longer has an obligation to advance the $2,000,000 working capital loan, which was extended until January 20, 2018 with the extension of the management agreement.

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

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2009, 2008 and 2007.

Percentage of Net Revenues

Year Ended December 31,	2009	2008	2007

Revenues:
Net patient revenues	90.8%	89.8%	90.3%
Other revenues	6.8	7.8	6.6
Net operating revenues	97.6	97.6	96.9
Costs and Expenses:
Salaries, wages and benefits	54.1	53.6	54.6
Other operating	27.5	29.4	29.4
Recovery of notes receivable	–	–	(2.3)
Recognition of deferred gain – National	–	–	(1.7)
Gain on sale of assets	–	–	(1.8)
Rent	4.7	4.9	6.7
Depreciation and amortization	3.7	3.8	2.8
Interest	.1	.1	.2
Total costs and expenses	90.1	91.8	87.9
Income before non-operating income	7.5	5.8	9.0
Non-operating income	2.4	2.4	3.1
Income before income taxes	9.9	8.2	12.1
Income tax provision	(4.0)	(2.6)	(4.5)
Net Income	5.9	5.6	7.6
Dividends to preferred shareholders	(1.3)	(1.3)	(.3)
Net income available to common shareholders	4.6	4.3	7.3

The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)

	2009 vs. 2008		2008 vs. 2007
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$38,535	6.6	$43,296	8.0
Other revenues	(3,522)	(7.0)	10,552	26.6
Net operating revenues	35,013	5.5	53,848	9.3
Costs and Expenses:
Salaries, wages and benefits	22,774	6.5	21,489	6.6
Other operating	(2,433)	(1.3)	14,929	8.5
Recovery of notes receivable	–	–	13,571	100.0
Recognition of deferred gain – National	–	–	10,000	100.0
Gain on sale of assets	–	–	11,108	100.0
Rent	898	2.9	(8,752)	(21.8)
Depreciation and amortization	611	2.5	7,810	45.9
Interest	(157)	(18.0)	(299)	(25.5)
Total costs and expenses	21,693	3.6	69,856	13.3
Income before non-operating income	13,320	35.4	(16,008)	(29.9)
Non-operating income	1,049	6.7	(2,939)	(15.7)
Income before income taxes	14,369	27.0	(18,947)	(26.2)
Income tax provision	10,691	63.2	9,869	36.8
Net Income	3,678	10.1	(9,078)	(20.0)
Dividends paid to preferred shareholders	–	–	(6,842)	(373.7)
Net income available to common shareholders	$3,678	13.3	$(15,920)	(36.5)

Our long-term health care services, including therapy and pharmacy services, provided 91.0%, 91.4%, and 91.8% of net patient revenues in 2009, 2008, and 2007, respectively.  Homecare programs provided 9.0%, 8.6%, and 8.2% of net patient revenues in 2009, 2008, and 2007, respectively.

The overall average census in owned and leased health care centers for 2009 was 92.0% compared to 92.5% in 2008 and 2007.

Approximately 64% (2009), 63% (2008), and 65% (2007) of our net operating revenues are derived from Medicare, Medicaid, and other government programs.  As discussed above in the Application of Critical Accounting Policies section, amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  See Application of Critical Accounting Policies for discussion of the effects that this revenue concentration and the uncertainties related to such revenues have on our revenue recognition policies.

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

Medicare—

Effective October 1, 2009, our PPS rates were decreased by a net of 1.1%. There was an inflationary increase of 2.2%, but there was also a recalibration of the nursing weights resulting in a reduction of 3.3%.  The net impact of the adjustments was a reduction of 1.1% to PPS rates.  Our annual 2009 Medicare revenues increased $9,088,000, or 6.1%, over our annual 2008 Medicare revenues.  The inflation update (or market basket increase) was 3.4% in 2008 and 3.3% in 2007.

Overall our average Medicare per diem increased 3.8% in 2009 compared to 2008.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Medicaid—

Tennessee annual Medicaid rate increases were implemented effective July 1, 2009.  Tennessee Medicaid only funded 20% of the normal rate increases for all Skilled and Intermediate providers.  We estimate the resulting increase in revenue from this payment source was approximately $89,000 per quarter.

Missouri Medicaid funded a global rate increase for all providers of $6.15 per day effective July 1, 2009.  The quarterly effect of these rate increases was approximately $345,000.

South Carolina annual Medicaid rate increases were implemented effective October 1, 2009.  We estimate the resulting increase in revenue was approximately $682,000 per quarter.

Overall our average Medicaid per diem increased 3.0% in 2009 compared to 2008. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

2009 Compared to 2008

Results for 2009 compared to 2008 include a 5.5% increase in net operating revenues and a 27.0% increase in net income before income taxes.

Net patient revenues increased $38,535,000 or 6.6% compared to the same period last year.   Medicare, Medicaid and private pay per diem rates increased 3.8%, 3.0% and 4.8%, respectively, in 2009 compared to 2008.  Additionally, the January 1, 2009 acquisition of five hospice locations in South Carolina and the acquisition of a 132-bed skilled nursing and rehabilitation facility and 60-bed assisted living facility located in Charleston, South Carolina, effective August 1, 2008 added approximately $13,334,000 in net patient revenues.  Homecare operations also increased net patient revenues in the amount of $6,131,000.

Other revenues this year decreased $3,522,000 or 7.0% to $46,632,000.  Other revenues in 2009 include management and accounting service fees of $17,845,000 ($18,496,000 in 2008) and insurance services revenue of $14,560,000 ($16,690,000 in 2008).   Rental income decreased $509,000 in 2009 compared to 2008.  NHC provided management services for 26 skilled nursing centers, 12 assisted living facilities, and accounting and financial services for 28 centers in both 2009 and 2008.  Effective January 1, 2010, we will no longer manage eight of the twelve assisted living facilities.  Included in other revenues for these eight facilities was $948,000 and $938,000 for 2009 and 2008, respectively.  We do not expect the discontinuation of these management services to have a material effect on our operating results.  See Application of Critical Accounting Policies, Revenue Recognition - Subordination of Fees and Uncertain Collections for a discussion of the factors that may cause management fee revenues to fluctuate from period to period.

Non-operating income in 2009 increased $1,049,000 or 6.7% to $16,784,000.  The increase is due primarily to the increase in equity in earnings of our unconsolidated investments in Caris Healthcare, L.P.  ($1,123,000).

Total costs and expenses for 2009 increased $21,693,000 or 3.6% to $617,349,000 from $595,656,000 in 2008.  Salaries, wages and benefits, the largest operating costs of this service company, increased $22,774,000 or 6.5% to $370,708,000 from $347,934,000.  Other operating expenses decreased $2,433,000 or 1.3% to $188,145,000 for 2009 compared to $190,578,000 in 2008.  Rent expense increased $898,000 or 2.9% to $32,351,000.  Depreciation and amortization increased 2.5% to $25,429,000.  Interest costs decreased to $716,000.

Increases in salaries, wages and benefits are due to increased staffing due to the acquisition of a 132-bed skilled health care facility and 60-bed assisted living facility in Charleston, South Carolina ($3,462,000) in August 2008, the acquisition of five hospice locations in South Carolina ($4,702,000) in January 2009, increased costs for therapist services ($2,962,000), increased costs for homecare services ($3,587,000), and inflationary wage increases.

Other operating expenses decreased due to favorable professional liability results of approximately $11,795,000 in 2009 compared to the prior year.  The decreased costs were offset in part by increases in costs at newly acquired long-term care and assisted living facilities in Charleston, South Carolina ($1,781,000), the costs of five hospice locations newly purchased in South Carolina ($3,398,000), homecare expenses ($2,504,000) and inflationary increases.

Rent expense in the 2009 period increased by approximately $898,000 compared to the prior year due to increased percentage rent to National Health Investors, Inc. (NHI) of $227,187.  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 revenues, the base year of the lease agreement.

Depreciation expense increased primarily due to the acquisition or construction of depreciable assets in the last year.  The increase in depreciation for the twelve months ended December 31, 2009 was $611,000.

The decrease in interest costs is due primarily to the Company paying off the revolving credit facility during the fourth quarter of 2009.

The income tax provision for 2009 is $27,607,000 (an effective tax rate of 40.8%).  The income tax provision and effective tax rate for 2009 were favorably impacted by statute of limitations expirations and adjustment to unrecognized tax benefits resulting in a benefit to the provision of $1,553,000 composed of $941,000 tax and $612,000 interest and penalties on permanent differences, or 2.3% of income before taxes in 2009.  The income tax provision and effective tax rate for 2009 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $4,179,000 composed of $2,589,000 tax and $1,591,00 interest and penalties or 6.2% of income before taxes in 2009.  The income tax provision for 2008 is $16,916,000 (an effective tax rate of 31.7%).  The income tax provision and effective tax rate for 2008 were favorably impacted by statute of limitations expirations of $4,086,000 composed of $2,067,000 tax and $904,000 interest and penalties on permanent differences, and $1,115,000 interest and penalties on temporary differences, or 7.7% of income before taxes in 2008.

The effective tax rate for 2010 is expected to be in the range of 35% to 39%.

2008 Compared to 2007

Results for 2008 compared to 2007 include an 9.3% increase in net operating revenues and a 41.9% increase in net income before income taxes after removing from consideration the recovery of notes receivable previously written off ($13,571,000), the recognition of deferred gain ($10,000,000) and the gain on sale of assets ($11,108,000), all occurring in the 2007 period.

Net patient revenues increased $43,296,000 or 8.0% compared to the same period last year.   Medicare, Medicaid and private pay per diem rates increased 1.8%, 3.2% and 6.2%, respectively, in 2008 compared to 2007.

Additionally, the January 2, 2008 acquisition of a 109-bed skilled nursing and rehabilitation facility located in Knoxville, Tennessee, the June 2008 completion of a 60-bed addition to our existing North Augusta, South Carolina facility, and the August 2008 acquisition of a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility located in Charleston, South Carolina added approximately $11,952,000 to net patient revenue.

Other operating revenues in 2008 increased $10,552,000 or 13.1% to $50,154,000.  Other operating revenues in 2008 include management and accounting service fees of $18,496,000 ($16,799,000 in 2007) and insurance services revenue of $16,690,000 ($15,914,000 in 2007).  Rental income increased $9,195,000 in 2008 compared to 2007.  NHC provided accounting and financial services for 28 facilities in both 2008 and 2007.  The increase in rental income is due primarily to (1) rental revenues from nine Florida facilities received in the October 31, 2007 merger with NHR ($6,392,000) and (2) rental revenues from the November 1, 2007 purchase of the real estate of a 544-bed long-term care center and 66 unit assisted living center located in Chattanooga, Tennessee ($2,000,000).  See Application of Critical Accounting Policies, Revenue Recognition - Subordination of Fees and Uncertain Collections for a discussion of the factors that may cause management fee revenues to fluctuate from period to period.

Non-operating income in 2008 decreased $2,939,000 or 15.7% to $15,735,000.  The decrease was due in part from interest income ($4,117,000) and dividends and other realized gains on securities ($427,000).  The decrease was offset due to an increase of $1,626,000 in the amount of the equity in earnings of our unconsolidated investment (Caris Healthcare, L.P.).  Interest income decreased in 2008 compared to 2007 due primarily to decreased investments caused by the expenditure by NHC of approximately $89,600,000 in cash to complete the merger with NHR effective October 31, 2007.  Further, interest income decreased in 2008 compared to 2007 due to the collection of notes receivable of $13,571,000 occurring in the second quarter ($6,195,000) and fourth quarter ($7,376,000) of 2007.

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

Increases in salaries, wages and benefits are due to increased staffing due to the acquisition of two long-term health care facilities (241 long-term beds) and a 60-bed assisted living facility and due to the completion of construction of a 60-bed addition to an existing facility ($7,281,000), increased costs for therapist services ($4,211,000), increases in the provision for workers’ compensation and health insurance claims ($983,000) and inflationary wage increases.  Increases in other operating costs are due to the bed additions mentioned above ($5,856,000) and inflationary increases.

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

The income tax provision for 2008 is $16,916,000 (an effective tax rate of 31.7%).  The income tax provision and effective tax rate for 2008 were favorably impacted by statute of limitations expirations of $4,086,000 composed of

$2,067,000 tax and $904,000 interest and penalties on permanent differences, and $1,115,000 interest and penalties on temporary differences under ASC 740, (previously FIN 48), or 7.7% of income before taxes in 2008.  The income tax provision for 2007 is $26,785,000 (an effective tax rate of 37.1%).  The income tax provision and effective tax rate for 2007 were impacted by statute of limitations expirations of $1,504,000 (including $499,000 of interest and penalties) under FIN 48, or 2.1% of income before taxes in 2007.

Liquidity, Capital Resources and Financial Condition

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	12/31/07	12/31/08	$	%	12/31/09	$	%	$	%
Cash and Cash equivalents at beginning of period	$50,678	$2,379	$(48,299)	(95)	$49,033	$46,654	196	$(1,645)	(3)

Cash provided from (used in) operating activities	47,824	56,881	9,057	19	85,150	28,269	50	37,326	78

Cash provided from (used in) investing activities	(120,838)	(11,117)	109,721	91	(39,185)	(28,068)	(252)	81,653	68

Cash provided from (used in) financing activities	24,715	890	(23,825)	(96)	(55,976)	(56,866)	(639)	(80,691)	(327)

Cash and cash equivalents at end of period	$2,379	$49,033	$46,654	1,961	$39,022	$(10,011)	(20)	$36,643	154

Operating Activities - Net cash provided by operating activities for the year ended December 31, 2009, was $85,150,000 as compared to $56,881,000 for 2008, and $47,824,000 for 2007.  Cash provided by operating activities for the current year benefited from decreases in restricted cash and accounts receivable and also benefited from increases in other current liabilities and accrued risk reserves, amounts due third party payors, and other noncurrent liabilities.  The increases were offset by an increase in federal income taxes receivable and decreases in accrued payroll and accounts payable.  The acquisition of NHR enhanced operating cash flows by approximately $5,400,000 in 2009 and $4,000,000 in 2008.

The decrease in accounts receivable was due to collections and timing of payments.  The decreases in accounts payable and accrued payroll were due to timing of payments.

The increase in other current liabilities and accrued risks reserves accounted for $4,434,000 in 2009, $17,647,000 in 2008, and $13,753,000 in 2007 of the cash provided by operating activities.  If the risks materialize as expected, which may not be finally known for several years, they will require the use of our restricted cash.

Investing Activities - Cash used in investing activities totaled $39,185,000 for the year ended December 31, 2009, as compared to $11,117,000 for 2008 and $120,838,000 for 2007.  Cash used for property and equipment additions was $44,064,000 for the year ended December 31, 2009 and $42,660,000 in the comparable period in 2008.  Investments in notes receivable totaled $8,326,000 in 2009 compared to $5,914,000 in 2008.  Cash provided by net collections of notes receivable was $5,017,000 in 2009 compared to $4,902,000 in 2008.  The collections of our investment in the cash fund in liquidation balance totaled $7,804,000 cash provided in 2009 compared to $25,528,000 cash provided in 2008.

Construction costs included in additions to property and equipment in 2009 includes $16,100,000 for a new 120-bed long-term health care center under construction in Bluffton, South Carolina and $5,000,000 for a new 60-bed assisted living facility under construction in Mauldin, South Carolina.  Both of these facilities are opening during the first quarter of 2010.  The remaining $22,964,000 of additions to property and equipment were for capital improvements at our 50 leased or owned centers.  A note receivable investment was made in the amount of $8,049,000 to a third party healthcare provider in which we provide financial/accounting services.  The purchase of marketable securities was transferred out of restricted cash to earn a better rate of return.

Financing Activities - Net cash used in financing activities totaled $55,976,000 for the year ended December 31, 2009 compared to cash provided by financing activities of $890,000 in 2008 and $24,715,000 in 2007.  Payments on debt were $50,502,000 in 2009 compared to $7,433,000 in 2008.  Dividends paid to common shareholders for the year were $13,508,000 compared to $11,543,000 in 2008.  Dividends paid to preferred shareholders were $8,673,000 in 2009 compared to $8,336,000 in 2008.  Proceeds from the issuance of common stock, primarily from the exercise of stock options, total $15,395,000 compared to $6,663,000 in the prior period.  Tax benefits from the exercise of stock options provided cash of $1,566,000 in 2009 and $1,549,000 in 2008.

During the fourth quarter of 2009, $50,500,000 was repaid on our revolving credit facility.  The 2008 borrowing was used to repay $30,000,000 in restricted cash used to fund the acquisition of NHR and to fund 2008 acquisitions and improvements.

Investment in Cash Fund in Liquidation - We invested in the Columbia Strategic Cash Portfolio Fund (the “Fund”) for a number of years and prior to December 7, 2007, we had considered the investment to be a cash equivalent because the funds were immediately available for distribution.  On December 7, 2007, the Fund’s manager notified us that (1) cash redemptions were suspended; (2) the Fund’s valuation will be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; (3) interest would continue to accrue; and (4) the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the fund holders.

Our investment in the Fund totaled $39,500,000 on December 7, 2007.  Since that date, we have received cash distributions of $37,170,000 and reported realized losses of $2,330,000.  At December 31, 2009, our investment in the Fund totaled $-0-.

Since the December 7, 2007 notice from the Fund’s manager, we have not considered our investment in the Fund to be a cash equivalent due to the suspension of Fund redemptions.  As the Fund was liquidated, we received our pro rata share of the Fund in cash distributions.  We reported the cash distributions received as cash flows from investing activities in our Consolidated Statements of Cash Flows.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2009 are as follows (in 000’s):

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt principal	$10,000	$–	$–	$–	$10,000
Long-term debt – interest	2,211	276	553	553	829
Obligations to complete construction	19,260	19,260	–	–	–
Operating leases	404,400	33,700	67,400	67,400	235,900
Total Contractual Cash Obligations	$435,871	$53,236	$67,953	$67,953	$246,729

Income taxes payable for uncertain tax positions under ASC 740 (previously FIN 48) of $8,680,000 attributable to permanent differences, at December 31, 2009 has not been included in the above table because of the inability to estimate the period in which payment is expected to occur.  See Note 14 of the Consolidated Financial Statements for a discussion on income taxes.

Short-term liquidity - Effective October 27, 2009, we extended the maturity of our $75,000,000 revolving credit agreement to October 26, 2010.  At December 31, 2009, we do not have any funds borrowed against the credit agreement.  The entire amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

As to short-term liquidity commitments, NHC has entered into agreements to complete several construction projects.  At December 31, 2009, we are obligated on construction contracts in the amount of approximately $19,260,000, all of which is expected to require funding within the next twelve months.

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $39,022,000, marketable securities of $71,280,000 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.

Long-term liquidity - Our $75,000,000 revolving credit agreement matures on October 26, 2010.  We currently anticipate renewing the credit agreement at that time.  While we have had no indication from the lender there is any question about renewal, there has been no commitment at this time.  We entered into this loan originally on October 30, 2007, and have renewed the loan twice, with a one year maturity.  At the inception and at each renewal, the lender offered alternative notes with longer maturities, but the Company chose a one-year maturity because of the terms.  If we have an outstanding balance and are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt obligations.  This will limit our ability to fund future growth opportunities.

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

Guarantees and Contingencies

We started paying quarterly dividends in the second quarter of 2004.  Although we intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.

At December 31, 2009, we have no guaranteed debt obligations.

We have no outstanding letters of credit.  We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2009, we did not participate in any such financial investments.

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

Other Matters—

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company is in the process of responding to the demand and will comply as required with the terms of the demand.

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for the impact of new accounting standards.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk -

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

Approximately $6.5 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of approximately $33,000.

As of December 31, 2009, none of our current or long-term debt bears interest at fixed interest rates.  All of our debt ($10.0 million at December 31, 2009) bears interest at variable rates.  Because the interest rate of this instrument is variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $28,000.

We do not currently use any derivative instruments to hedge our interest rate exposure.  We have not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to approvals by our senior officers.

Equity Price Risk -

We consider the majority of our investments in marketable securities as available for sale securities and unrealized gains and losses that are not considered to be other-than-temporary are recorded in stockholders’ equity in accordance with ASC Topic 320, Investments – Debt and Equity Securities (previously SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”).  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of $9,063,000 and a 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately $9,063,000.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheet of National HealthCare Corporation as of December 31, 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National HealthCare Corporation at December 31, 2009 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National HealthCare Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheet of National HealthCare Corporation as of December 31, 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National HealthCare Corporation at December 31, 2008 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 14 of the consolidated financial statements, effective January 1, 2007, the Company changed its method for accounting for uncertain income tax positions due to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.

/s/ BDO Seidman LLP

Nashville, Tennessee

March 5, 2009

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share and per share amounts)

Years Ended December 31	2009	2008	2007

Revenues:
Net patient revenues	$621,589	$583,054	$539,758
Other revenues	46,632	50,154	39,602
Net operating revenues	668,221	633,208	579,360

Costs and Expenses:
Salaries, wages and benefits	370,708	347,934	326,445
Other operating	188,145	190,578	175,649
Recovery of notes receivable	–	–	(13,571)
Recognition of deferred gain	–	–	(10,000)
Gain on sale of assets	–	–	(11,108)
Rent	32,351	31,453	40,205
Depreciation and amortization	25,429	24,818	17,008
Interest	716	873	1,172
Total costs and expenses	617,349	595,656	525,800

Income Before Non-Operating Income	50,872	37,552	53,560
Non-Operating Income	16,784	15,735	18,674

Income Before Income Taxes	67,656	53,287	72,234
Income Tax Provision	27,607	16,916	26,785
Net Income	40,049	36,371	45,449

Dividends to Preferred Shareholders	(8,673)	(8,673)	(1,831)

Net Income Available to Common Shareholders	$31,376	$27,698	$43,618

Earnings Per Common Share:
Basic	$2.31	$2.16	$3.47
Diluted	$2.31	$2.11	$3.36

Weighted Average Common Shares Outstanding:
Basic	13,562,850	12,834,630	12,562,347
Diluted	13,577,676	13,133,419	12,993,930

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

December 31	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$39,022	$49,033
Restricted cash	96,934	119,407
Marketable securities	71,280	54,682
Restricted marketable securities	19,350	1,537
Investment in cash fund in liquidation	–	7,804
Accounts receivable, less allowance for doubtful
accounts of $3,502 and $5,017, respectively	62,129	70,728
Notes receivable	189	189
Inventories	7,393	7,142
Prepaid expenses and other assets	1,074	1,246
Federal income tax receivable	3,470	–
Deferred income taxes	–	984
Total current assets	300,841	312,752

Property and Equipment:
Property and equipment, at cost	608,753	571,960
Accumulated depreciation and amortization	(181,177)	(158,478)
Net property and equipment	427,576	413,482

Other Assets:
Deposits	323	529
Goodwill	5,978	3,033
Notes receivable	26,616	20,389
Notes receivable from National	–	2,918
Deferred income taxes	15,555	13,672
Investments in limited liability companies and other	11,643	10,521
Total other assets	60,115	51,062
Total assets	$788,532	$777,296

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

December 31	2009	2008

Liabilities and Stockholders’ Equity

Current Liabilities:
Current portion of long-term debt	$–	$50,502
Trade accounts payable	10,909	13,809
Accrued payroll	46,149	48,480
Amounts due to third party payors	18,617	15,594
Accrued risk reserves	107,456	106,000
Deferred income taxes	8,427	–
Other current liabilities	15,117	12,139
Dividends payable	5,729	5,291
Accrued interest	81	104
Total current liabilities	212,485	251,919

Long-Term Debt, less Current Portion	10,000	10,000
Other Noncurrent Liabilities	22,633	15,807
Deferred Lease Credits	2,423	3,635
Deferred Revenue	15,212	15,118

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,841,062 shares issued and outstanding; stated at liquidation value of $15.75 per share	170,555	170,555
Common stock, $.01 par value; 30,000,000 shares authorized; 13,717,701 and 13,031,696 shares, respectively, issued and outstanding	137	130
Capital in excess of par value	130,867	113,580
Retained earnings	197,140	179,710
Unrealized gains on marketable securities, net of taxes	27,080	16,842
Total stockholders’ equity	525,779	480,817
Total liabilities and stockholders’ equity	$788,532	$777,296

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

Year Ended December 31	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$40,049	$36,371	$45,449
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	25,429	24,818	17,008
Recovery of notes receivable	–	–	(7,376)
Provision for doubtful accounts receivable	(1,121)	2,464	2,764
Realized loss on sale of marketable securities, including other-than-temporary charges	–	2,160	760
Gain on sale of South Carolina land	–	–	(10,967)
Amortization of deferred charges	–	(322)	(10,472)
Equity in earnings of unconsolidated investments	(8,679)	(7,556)	(5,951)
Distributions from unconsolidated investments	7,216	–	–
Deferred income taxes	1,380	(4,489)	10,693
Stock-based compensation	1,134	2,150	2,318
Changes in operating assets and liabilities:
Restricted cash	4,448	(17,169)	(6,268)
Accounts (and other) receivables	9,720	(4,979)	(5,314)
Income tax receivable	(3,470)	–	–
Inventories	(251)	(488)	(103)
Prepaid expenses and other assets	172	681	12
Trade accounts payable	(2,900)	391	122
Accrued payroll	(2,331)	1,688	1,945
Amounts due to third party payors	3,023	3,255	559
Accrued interest	(23)	58	(12)
Other current liabilities and accrued risk reserves	4,434	17,647	13,753
Entrance fee deposits	94	201	(52)
Other noncurrent liabilities	6,826	–	(1,044)
Net cash provided by operating activities	85,150	56,881	47,824
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(44,064)	(42,660)	(19,157)
Disposals of property and equipment	384	248	346
Acquisition of NHR, net of cash acquired	–	–	(91,070)
Decrease in deposits for land acquisition	–	941	–
Investments in notes receivable	(8,326)	(5,914)	(3,903)
Collections of notes receivable	5,017	4,902	17,472
Cash acquired in purchase of facility	–	–	3,704
Decrease in restricted cash	18,025	–	–
Purchase of marketable securities	(18,025)	(377)	–
Changes in cash fund in liquidation	7,804	25,528	(35,987)
Sale of marketable securities	–	225	5,236
Distributions from unconsolidated investments	–	5,990	2,521
Net cash used in investing activities	(39,185)	(11,117)	(120,838)
Cash Flows From Financing Activities:
Proceeds from debt	–	50,500	–
Payments on debt	(50,502)	(7,433)	(2,690)
Tax benefit from exercise of stock options	1,566	1,549	1,177
Dividends paid to preferred shareholders	(8,673)	(8,336)	–
Dividends paid to common shareholders	(13,508)	(11,543)	(9,769)
Restricted cash to fund (repay) the acquisition of NHR	–	(30,000)	30,000
Issuance of common shares	15,395	6,663	5,977
(Increase) decrease in deposits	206	(441)	13
Other	(460)	(69)	7
Net cash provided by (used in) financing activities	(55,976)	890	24,715
Net Increase (Decrease) in Cash and Cash Equivalents	(10,011)	46,654	(48,299)
Cash and Cash Equivalents, Beginning of Period	49,033	2,379	50,678
Cash and Cash Equivalents, End of Period	$39,022	$49,033	$2,379

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued)

Year Ended December 31	2009	2008	2007
(in thousands)
Supplemental Information:
Cash payments for interest	$869	$965	$800

Cash payments for income taxes	21,585	15,488	19,629

Effective January 7, 2008, cash proceeds that were being held by a facilitator pending the completion of an IRC §1031 exchange were disbursed to acquire property and equipment
Acquisition of property and equipment	$–	(11,420)	–
Deposits reserved for land acquisition	–	11,420	–

Effective July 9, 2007, we sold undeveloped land located in Charleston, South Carolina. The proceeds are being held by a facilitator pending completion of an IRS §1031 exchange
Gain on sale of land	$–	–	10,967
Land	–	–	1,394
Deposits reserved for land acquisition	–	–	(12,361)

Effective November 1, 2007, NHC acquired the assets and assumed certain liabilities of a 544 bed long-term health care center and a 66-unit assisted living facility.  The consideration given was first mortgage bonds owned by us.

Real and personal property	$–	–	(10,829)
Current assets acquired	–	–	(5,876)
Current liabilities assumed	–	–	1,945
First mortgage revenue bonds	–	–	14,760

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Shareholders’ Equity

(in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Unrealized Gains (Losses) on Marketable Securities	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	–	$–	12,519,671	$125	$93,751	$129,681	$25,585	$249,142
Net income						45,449		45,449
Unrealized losses on securities (net of tax benefit of $3,392)	–	–	–	–	–	–	(4,925)	(4,925)
Total comprehensive income								40,524
Preferred shares issued to complete merger of NHR	10,841,062	170,555	–	–	–	–	–	170,555
Investment surrendered in merger (net of tax benefit of $1,906)	–	–	–	–	–	–	(2,858)	(2,858)
Stock option compensation	–	–	–	–	2,318	–	–	2,318
Tax benefit from exercise of stock options	–	–	–	–	1,177	–	–	1,177
Shares sold - stock purchase plans (including 229,480 options exercised)	–	–	238,236	2	5,975	–	–	5,977
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	–	–	–	–	–	900	–	900
Dividends declared to preferred shareholders ($0.1689 per share)	–	–	–	–	–	(1,831)	–	(1,831)
Dividends declared to common shareholder ($0.81 per share)	–	–	–	–	–	(10,196)	–	(10,196)
Balance at December 31, 2007	10,841,062	$170,555	12,757,907	$127	$103,221	$164,003	$17,802	$455,708
Net income	–	–	–	–	–	36,371	–	36,371
Unrealized losses on securities (net of tax benefit of $643)	–	–	–	–	–	–	(960)	(960)
Total comprehensive income								35,411
Stock option compensation	–	–	–	–	2,150	–	–	2,150
Tax benefit from exercise of stock options	–	–	–	–	1,549	–	–	1,549
Shares sold - stock purchase plans (including 273,589 options exercised)	–	–	273,789	3	6,660	–	–	6,663
Dividends declared to preferred shareholders ($0.80 per share)	–	–	–	–	–	(8,673)	–	(8,673)
Dividends declared to common shareholders ($0.93 per share)	–	–	–	–	–	(11,991)	–	(11,991)
Balance at December 31, 2008	10,841,062	$170,555	$13,031,696	$130	$113,580	$179,710	$16,842	$480,817
Net income	–	–	–	–	–	40,049	–	40,049
Unrealized gains on securities (net of tax of $6,148)	–	–	–	–	–	–	10,238	10,238
Total comprehensive income								50,287
Stock option compensation	–	–	–	–	1,134	–	–	1,134
Tax benefit from exercise of stock options	–	–	–	–	1,566	–	–	1,566
Other	–	–	–	–	(801)	–	–	(801)
Shares sold - stock purchase plans (including 661,891 options exercised)	–	–	686,005	7	15,388	–	–	15,395
Dividends declared to preferred shareholders ($0.80 per share)	–	–	–	–	–	(8,673)	–	(8,673)
Dividends declared to common shareholders ($1.02 per share)	–	–	–	–	–	(13,946)	–	(13,946)
Balance at December 31, 2009	10,841,062	$170,555	13,717,701	$137	$130,867	$197,140	$27,080	$525,779

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

Principles of Consolidation and Basis of Presentation—

The consolidated financial statements include the accounts of National HealthCare Corporation and its majority-owned subsidiaries (“NHC” or the “Company”).  All material intercompany balances, profits, and transactions have been eliminated in consolidation, and non-controlling interests are reflected in consolidation.  Investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  Under the equity method, the investment, originally recorded at cost, is adjusted to recognize our share of the net earnings or losses of the affiliate as they occur.  Losses are limited to the extent of our investments in, advances to and guarantees for the entity.  Our most significant equity method investment is a 50% ownership and voting interest in Caris HealthCare L.P., a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Investment in entities in which we lack the ability to exercise significant influence are included in the consolidated financial statements at cost unless there has been a decline in the market value of our investment that is deemed to be other than temporary.

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

The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups (“RUGs”) based on the acuity level of the patient to determine the amount paid to us for patient services.  The assignment of patients to the various RUG categories is subject to post-payment review by Medicare intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between the net revenues recorded and the final determination will be adjusted in future periods as adjustments become known or as the period of payment is no longer subject to audits or reviews.

Furthermore, Medicare program revenues, as well as certain Medicaid program revenues, are subject to audit and retroactive adjustment by government representatives.  Retroactive adjustments for these periods are estimated in the recording of revenues in the period the related services are rendered.  The estimated amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits or reviews. We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements.

Net third-party settlements amounted to $817,000, $700,000, and $4,466,000 net favorable adjustments in 2009, 2008 and 2007, respectively.

Approximately 69% in 2009 and 2008, and 70% in 2007 of our net patient revenues are derived from participation in Medicare and Medicaid programs.

Other Revenues—

As discussed in Note 5, other revenues include revenues from the provision of insurance, management and accounting services to other long-term care providers, guarantee fees, advisory fees (prior to the acquisition) from National Health Realty, Inc. (“NHR”), and rental income.  Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income as earned over the related policy period.  We charge for management and accounting services based on a percentage of net revenues or based on a fixed fee per bed of the long-term care center under contract.  Advisory fees based on our contractual agreements with NHR through October 31, 2007, when the arrangement was terminated, are discussed in Notes 2 and 3.  We generally record other revenues on the accrual basis based on the terms of our contractual arrangements.  However, with respect to management and accounting services revenue from certain long-term care providers, including but not limited to National Health Corporation (“National”) and certain centers formerly owned by National Health Investors, Inc. (“NHI”), as discussed in Note 5, where collection is not reasonably assured based on insufficient historical collections and the lack of expected future collections, our policy is to recognize income only in the period in which collection is assured and the amounts at question are believed by management to be fixed and determined.

Certain management contracts, including, but not limited to, contracts with National and with certain centers formerly owned by NHI, subordinate the payment of management fees earned under those contracts to other expenditures of the long-term care center and to the availability of cash provided by the facility’s operations.  Revenues from management services provided to the facilities that generate insufficient cash flow to pay the management fee, as prioritized under the contractual arrangement, are not recognized until such time as the amount of revenue earned is fixed or determinable and collectability is reasonably assured.  This recognition policy could cause our reported revenues and net income from management services to vary significantly from period to period.

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

Non-Operating Income –

As discussed in Note 6, non-operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on securities, and interest income.

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

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of income.  The provisions for doubtful accounts were $1,121,000, $2,464,000, and $2,764,000 for 2009, 2008 and 2007, respectively.

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

Expenditures for repairs and maintenance are charged against income as incurred.  Betterments, which significantly extend the useful life, are capitalized.  We remove the costs and related allowances for accumulated depreciation or amortization from the accounts for properties sold or retired, and any resulting gains or losses are included in income.  We include interest costs incurred during construction periods in the cost of buildings ($130,000 in 2009, $150,000 in 2008, and $26,000 in 2007).

n accordance with ASC Topic 360, Property, Plant, and Equipment (previously SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), we evaluate the recoverability of the carrying values of our properties on a property by property basis.  We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable.  The need to recognize an impairment is based on estimated future undiscounted cash flows from a property over the remaining useful life compared to the carrying value of that property.  If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

Mortgage and Other Notes Receivable—

In accordance with Statement of ASC Topic 310, Receivable (previously SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15”), NHC evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis.  On a quarterly basis, NHC reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

Investments in Marketable Securities—

Our investments in marketable securities include available for sale securities, which are recorded at fair value.  Unrealized gains and losses on available for sale securities that are deemed temporary are recorded as a separate component of stockholders’ equity.  If any adjustment to fair value reflects a significant decline in the value of the security, we consider all available evidence to evaluate the extent to which the decline is “other than temporary” and would mark the security to market through a charge to our earnings.  Credit losses are identified when we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.  In the event of a credit loss, only the amount associated with the credit loss is recognized in earnings, with the amount of loss relating to other factors recorded as a separate component of stockholders’ equity.

Goodwill—

The Company accounts for goodwill under ASC Topic 350, Intangibles – Goodwill and Other (previously SFAS No. 142, “Goodwill and Other Intangible Assets”).  Under the provisions of the statement, goodwill and intangible assets with indefinite useful lives are not amortized but are subject to impairment tests based on their estimated fair value. Unamortized goodwill is continually reviewed for impairment in accordance with the Codification.  The Company performs its annual impairment assessment on the first day of the fourth quarter.

Income Taxes—

We utilize ASC Topic 740, Income Taxes (previously SFAS No. 109, “Accounting for Income Taxes”), which requires an asset and liability approach for financial accounting and reporting for income taxes.  Under this guidance, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  See Note 14 for further discussion of our accounting for income taxes.

On January 1, 2007, we adopted the recognition and disclosure provisions of ASC Topic 740, Income Taxes (previously FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”).  Under this guidance, tax positions are evaluated for recognition using a more-than-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Liabilities for income tax matters include amounts for income taxes, applicable penalties, and interest thereon and are the result of the potential alternative interpretations of tax laws and the judgmental nature of the timing of recognition of taxable income.

Concentration of Credit Risks—

Our credit risks primarily relate to cash and cash equivalents, restricted cash held by trustees, accounts receivable, marketable securities and notes receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest bearing accounts.  Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services.  We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable.  Marketable securities are held primarily in accounts with brokerage institutions.  Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) as discussed in Note 12.

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

Our financial instruments, principally our notes receivable, are subject to the possibility of loss of the carrying values as a result of the failure of other parties to perform according to their contractual obligations.  We obtain various collateral and other protective rights, and continually monitor these rights in order to reduce such possibilities of loss.  We evaluate the need to provide reserves for potential losses on our financial instruments based on management's periodic review of the portfolio on an instrument by instrument basis.  See Note 12 for additional information on the notes receivable.

Cash and Cash Equivalents—

Cash equivalents include highly liquid investments with an original maturity of three months or less when purchased.

Restricted Cash and Investments —

Restricted cash and investments primarily represent assets that are held by trustees for the purpose of our workers’ compensation insurance and professional liability insurance.

Inventories—

Inventories consist generally of food and supplies and are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

Other Current Liabilities—

Other current liabilities primarily represent accruals for current federal and state income taxes, real estate taxes and other current liabilities.

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

Stock-Based Compensation—

Pursuant to ASC Topic 718, Compensation – Stock Compensation  (previously SFAS No. 123(revised 2004), “Share-Based Payment”), the Company measures the cost of employee, director, and non-employee consultant services received in exchange for an award of stock-based compensation based on the grant-date fair value of the award.  The cost is recognized over the requisite service period, except for awards granted to directors, which are fully expensed on the grant date.  No compensation cost is recognized for awards that are subsequently forfeited.  See Note 15 for additional disclosures regarding our stock option plan.

Deferred Lease Credits—

Deferred lease credits include amounts being amortized to properly reflect expenses on a straight line basis under the terms of our existing lease agreements based on the physical use of the property.

Other Noncurrent Liabilities—

Other noncurrent liabilities include reserves primarily related to various uncertain income tax positions (See Note 14).

At the inception of any guarantee agreement, we recognize a liability for the estimated fair value of the obligation assumed, if any, in accordance with the provisions of ASC Topic 460, Guarantees (previously FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”).

Deferred Revenue—

Deferred revenue includes the deferred gain on the sale of assets to National (as discussed in Note 4), certain amounts related to episodic payments received by our home health care providers in advance of providing services (as discussed in Note 1) and entrance fees that have been and are currently being received upon reservation and occupancy of retirement center units for a continuing care retirement community we own.  In accordance with the Accounting Standards Codification (“ASC”) Topic 954-430, Health Care Entities – Deferred Revenue, the estimated amount of entrance fees that are expected to be refunded to current residents should be recorded as deferred revenue.  According to our entrance fee contracts, a portion of the entrance fees are refundable (90%) only after a contract holder’s unit has been resold. The amounts received from new residents in excess of the amounts to be paid to previous residents are deferred and amortized over the estimated life of the facility.  The non-refundable portion (10%) is being recognized over the remaining life expectancies of the residents.

Comprehensive Income—

ASC Topic 220, Comprehensive Income (previously SFAS No. 130, “Reporting Comprehensive Income”) requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be shown in the consolidated financial statements as comprehensive income.  We report our comprehensive income in the consolidated statements of stockholders’ equity.

Segment Disclosures—

ASC Topic 280, Segment Reporting (previously SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”) establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to stockholders.  Management believes that substantially all of our operations are part of the long-term health care industry segment. Our operations outside of the long-term health care industry segment are not material.  See Note 5 for a detail of other revenues provided within the long-term health care industry segment.  Information about the costs and expenses associated with each of the components of other revenues is not separately identifiable.

Reclassifications –

The 2008 and 2007 financial information has been reclassified so the basis of presentation is consistent with that of the 2009 financial information.  Specifically, the Company reclassified “non-operating income” out of “other revenues” in the Consolidated Statements of Income.

New Accounting Pronouncements—

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 810, Consolidation-Overall (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”).  This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This update is effective for our fiscal year beginning January 1, 2010 and we believe the adoption will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”), which is effective for interim and annual periods ending after September 15, 2009.  The Accounting Standards Codification (“ASC”) does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance.  ASC is the single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance.  The adoption of ASC did not have any impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued ASC Topic 320, Investments-Debt and Equity Securities  (previously FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) to amend the other-than-temporary guidance for debt securities to be based on intent and not more likely than not that the Company would be required to sell the security before the recovery and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The Company adopted this guidance on April 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued ASC Topic 810, Consolidation (previously SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”).  This guidance clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income.  These presentation and disclosure provisions require retrospective application to all prior periods presented.  This guidance did not have a material impact on the Company’s consolidated financial statements.

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

Prior to our acquisition of the Healthcare Facilities, we leased 14 properties from NHR on which we had constructed improvements (leasehold improvements) which had a net book value of approximately $24,845,000.  In addition, prior to the merger, we owned 363,200 shares of NHR common stock in which we had a cost basis of $3,045,000 at October 31, 2007.  Our investment in NHR common stock has also been considered in the purchase of the NHR assets.  Finally, the legal, accounting and other costs of the acquisition that were included in the allocation of the purchase price totaled $1,478,000.  Components of the purchase price is summarized as follows:

(in thousands)
Cash to selling shareholders ($9.00 per share)	$97,571
Series A Convertible Preferred Stock (10,841,062 shares valued at $15.75 per share)	170,747
Carrying amount of leasehold improvements	24,845
NHR shares previously acquired, at cost	3,045
Transaction costs	1,478
$297,686

The acquisition has been accounted for under the purchase method of accounting in accordance with ASC Topic 805, Business Combinations (previously SFAS No. 141, “Business Combinations”).  NHC was aided in arriving at the estimates, including the value of the preferred stock issued as consideration in the acquisition, by third party valuations and cost segregation studies.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Cash and cash equivalents	$8,172
Marketable securities	6,590
Dividends receivable	113
Mortgage notes receivable	16,798
Fixed assets:
Land	26,613
Real Property	247,649
Total Assets	305,935
Liabilities Assumed	(8,249)
Total Purchase Price	$297,686

The following unaudited pro forma consolidated financial summary is presented as if the acquisition of NHR was completed at the beginning of the 2007 reporting period.  The unaudited pro forma combined results have been prepared for informational purposes only and do not purport to be indicative of the results which would have been attained had the business combination been consummated on the dates indicated or of the results which may be expected to occur in the future.

Year Ended December 31	2007
(in thousands, except per share amounts)	(unaudited)
Net Operating Revenues	$581,483

Net Income	$48,671
Dividends to Preferred Shareholders	(8,672)
Net Income Available to Common Shareholders	$39,999

Earnings Per Share:
Basic	$3.18
Diluted	$3.08

Relationship with NHR Prior to the Merger—

Prior to October 31, 2007 and the merger described above, NHC leased from NHR the real estate of ten long-term care centers, three assisted living centers and one retirement center.  The term of the leases after being renegotiated in 2005 had been extended to December 31, 2017 with certain renewal options at the expiration date.  NHC accounted for the leases as operating leases.  For 2007 (prior to the merger), NHC paid base rent, percentage rent and expansion rent totaling $9,422,000, excluding rent paid on nine Florida health care facilities as described below.

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

Under terms of the lease agreements, we earn base rent on the nine Florida properties of $6,625,000 per year.  Base rent earned by us during the years ended December 31, 2009 and 2008 and during the two month period ended December 31, 2007 totaled $6,625,000, $6,625,000 and $1,085,000, respectively.  In addition to base rent, NHC will earn percentage rent equal to 3% of the amount by which gross revenue of each Florida health care facility in such later year exceeds the gross revenues of such health care facility in the base year of 2005.  For the years ended December 31, 2009 and 2008 and the two month period ended December 31, 2007, we earned $536,000, $489,000 and $28,000 of percentage rent, respectively.

At December 31, 2009, the approximate future minimum base rent commitments (which exclude percentage rents) to be received by us on non-cancelable operating leases are as described in the following table.

2010	$6,625,000
Thereafter	---

In addition to the lease relationship prior to October 31, 2007, NHC had an Advisory Agreement relationship with NHR whereby NHC provided day-to-day management services to NHR.  For 2007 (prior to the merger), advisory fees earned by NHC under the agreement were $417,000.  The terms of the advisory agreement allowed either party to terminate the arrangement upon 90 days written notice.

Prior to the merger described above, NHC owned 363,200 shares (or 3.5%) of NHR’s outstanding common stock with a cost basis on October 31, 2007 of $3,045,000.  NHC accounted for its investment in NHR common stock as available for sale marketable securities in accordance with the provisions of ASC Topic 320, Investments.

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

On December 27, 2005, we exercised our option to extend the existing master lease on 41 properties for the second renewal term.  The 41 properties include four Florida properties that are leased to and operated by others, but for which we continue to guarantee the lease payments to NHI under the master lease.  A 15-year lease extension began on January 1, 2007, and includes three additional five-year renewal options, each at fair market value.  Under the terms of the lease, base rent for 2007 will total $33,700,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.    The lease renewal provides for no percentage rent in 2007 since 2007 is the new base year.  The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis.  Percentage rent for 2009 and 2008 was approximately $757,000 and $531,000, respectively.

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

Base rent expense to NHI was $33,700,000 in 2009.  At December 31, 2009, the approximate future minimum base rent to be paid by us on non-cancelable operating leases with NHI are as follows:

	Total Commitments Including Florida Facilities	Total Commitments Excluding Florida Facilities
2010	$33,700,000	$28,948,000
2011	33,700,000	28,948,000
2012	33,700,000	33,700,000
2013	33,700,000	33,700,000
2014	33,700,000	33,700,000
Thereafter	235,900,000	235,900,000

Investment in NHI Common Stock —

At December 31, 2009 and 2008, we own 1,630,642 shares (or 5.9%) of NHI’s outstanding common stock.  We account for our investment in NHI common stock as available for sale marketable securities in accordance with the provisions of ASC Topic 320, Investments.

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

Our carrying amount in the assets sold in 1988 to National was approximately $24,255,000.  The resulting profit of $15,745,000 was deferred.  $10,000,000 of the deferred gain and related deferred income taxes of $4,000,000 was recognized as income in December 2007 with the collection of the $10,000,000 note receivable from National.  The $10,000,000 gain on the sale of assets was reported as the recognition of deferred gain in Costs and Expenses in the Consolidated Statements of Income.  $3,745,000 of the deferred gain was amortized into income on a straight line basis over the original 20-year term of the management contract (through December 31, 2007).   $2,000,000 of deferred gain is related to NHC’s obligation to loan up to $2,000,000 to National under a line-of-credit agreement.  That amount is expected to remain deferred until the obligation expires, currently scheduled in January, 2018.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due to or due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000.  The interest rate on the line of credit is prime plus one percent and the final maturity is January 20, 2018.  At December 31, 2009, National did not have an outstanding balance on the line of credit.

Financing Activities—

During 1991, we borrowed $10,000,000 from National.  The term note payable currently requires quarterly interest payments at the prime rate minus .85 percent.  The entire principal is due at maturity in 2018.

Payroll and Related Services—

The personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National only through their participation in the ESOP.  National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance.  We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs.  Such costs of personnel totaling approximately $370,708,000, $347,934,000, and $326,445,000 for 2009, 2008 and 2007 respectively, are reflected as salaries, wages and benefits in the accompanying consolidated statements of income.  The administrative fee paid to National for 2009, 2008, and 2007 was $3,195,000, $3,019,000, and $2,830,000, respectively.  National owes us $6,142,000 and $14,311,000 at December 31, 2009 and 2008, respectively, as a result of the differences between interim payments for payroll and benefits services costs made during the current and previous years and such actual costs.  The amounts are included in accounts receivable, accounts payable and notes receivable from National in the consolidated balance sheets.

National’s Ownership of Our Stock—

At December 31, 2009 and 2008, National owns 1,271,147 shares (or approximately 9.3% and 9.8% for 2009 and 2008, respectively) of our outstanding common stock and 1,271,147 shares (or approximately 11.7%) of our outstanding preferred stock.

Consolidation Considerations—

Because of the considerable contractual and management relationships between NHC and National as described in this note above, we have considered whether National should be consolidated by NHC under the guidance provided in ASC Topic 810, Consolidation (previously FIN No. 46(R), “Consolidation of Variable Interest Entities” and current guidance effective January 1, 2010 of SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”).  We do not consolidate National because (1) NHC does not have any obligation or rights (current or future) to absorb losses or to receive benefits from National.  The ESOP participants bear the current and future financial gain or burden of National,  (2) National’s equity at risk is sufficient to finance its activities without past or future subordinated support from NHC or other parties, and (3) the equity holders of National (that is collectively the ESOP, its trustees, and the ESOP participants) possess the characteristics of a controlling financial interest, including voting rights that are proportional to their economic interests.  Supporting the assertions above is the following:  (1) substantive independent trustees are appointed for the benefit of the ESOP participants when decisions must be made that may create the appearance of a conflict of interest between NHC and the ESOP, and (2) National was designed, formed and is operated for the purpose of creating variability and passing that variability along to the ESOP participants—that is, to provide retirement benefits and value to the employees of NHC and NHC’s affiliates.

Note 5 - Other Revenues

Other revenues are outlined in the table below.  Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly-owned limited purpose insurance subsidiaries have written for certain long-term health care centers to which we provide management or accounting services. Revenues from management and accounting services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers.  “Other” revenues include miscellaneous health care related earnings.

Year ended December 31,	2009	2008	2007
(in thousands)
Insurance services	$14,560	$16,690	$15,914
Management and accounting service fees	17,845	18,496	16,799
Guarantee fees	−	−	4
Advisory fees from NHR	−	−	417
Rental income	12,764	13,273	4,078
Other	1,463	1,695	2,390
	$46,632	$50,154	$39,602

Management Fees from National—

We have managed long-term care centers for National since 1988 and we currently manage five centers.  See Note 4 to the Consolidated Financial Statements regarding our relationship with National.

During 2009, 2008 and 2007, National paid and we recognized approximately $1,200,000, $-0-, and $-0-, respectively, of management fees and interest on management fees, which amounts are included in management and accounting service fees.  Unrecognized management fees from National total $21,890,000, $19,789,000, and $16,436,000 at December 31, 2009, 2008 and 2007, respectively.  We have recognized approximately $26,704,000 of management fees and interest from these centers since 1988.

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

We continue to manage 15 long-term care centers that were previously owned by NHI.  During 2009, 2008 and 2007, we recognized $4,030,000, $6,024,000, and $2,892,000, respectively, of management fees and interest from these 15 long-term care centers.  Unrecognized and unpaid management fees from these centers total $9,051,000, $7,790,000, and $8,654,000 at December 31, 2009, 2008 and 2007, respectively.  We have recognized approximately $23,256,000 of management fees and interest from these centers since 2002.

Of the total 15 centers managed, the management fee revenues from seven centers were currently paid and recognized on the accrual method in 2009.  The fees from the remaining eight centers, because of insufficient historical collections and the lack of expected future collections, are recognized only when realized.  Under the terms of our management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care providers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized and uncollected management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers or proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Accounting Service Fees and Rental Income from Florida Centers—

During 2009, 2008, and 2007, we recognized $6,530,000, $6,042,000, and $7,109,000, respectively, of accounting services fees from long-term health care centers in Florida that we previously operated or managed.  Amounts recognized are included in management and accounting service fees.

During 2009, 2008, and 2007, we also recognized $10,308,000, $10,807,000, and $3,581,000, respectively, of rental income from the divested operations of long-term health care centers in Florida related to our two owned facilities and the facilities acquired as a result of the merger with NHR effective October 31, 2007.  These amounts are included in rental income.

Rental Income from a Health Care and Assisted Living Center located in Tennessee –

During 2009, 2008 and 2007, we earned $2,386,000, $2,400,000, and $400,000, respectively, of rental revenue as a result of the purchase and lease on November 1, 2007 of the real estate of a 544-bed long-term care center and a 66-unit assisted living center located in Chattanooga, Tennessee.  These amounts are also included in rental income.

Note 6 – Non-Operating Income

Non-operating income is outlined in the table below.  Non-operating income includes dividends and other realized gains and losses on securities, interest income and equity in earnings of unconsolidated investments.  Our most significant equity method investment is a 50% ownership and voting interest in Caris HealthCare L.P., a business that specializes in hospice care services.  See Note 17 for additional disclosure regarding Caris.

Year ended December 31,	2009	2008	2007
(in thousands)
Dividends and other net realized gains and losses on sales of securities	$4,409	$4,601	$5,028
Equity in earnings of unconsolidated investments	8,679	7,556	5,951
Interest income	3,696	3,578	7,695
	$16,784	$15,735	$18,674

Note 7 – Other Operating Expenses

Other operating expenses include the costs of care and services that we provide to the residents of our facilities and the costs of maintaining our facilities.  Our primary patient care costs include drugs, medical supplies, purchased professional services, food, professional insurance and licensing fees.  The primary facility costs include utilities and property insurance.

Note 8 - Earnings Per Share

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

Year Ended December 31,	2009	2008	2007
(dollars in thousands, except per share amounts)
Basic:
Weighted average common shares outstanding	13,562,850	12,834,630	12,562,347
Net income	$40,049	$36,371	$45,449
Dividends to preferred stockholders	8,673	8,673	1,831
Net income available to common stockholders	$31,376	$27,698	$43,618
Earnings per common share, basic	$2.31	$2.16	$3.47

Diluted:
Weighted average common shares outstanding	13,562,850	12,834,630	12,562,347
Dilutive effect of stock options	14,826	298,789	431,583
Assumed average common shares outstanding	13,577,676	13,133,419	12,993,930

Net income available to common stockholders	$31,376	$27,698	$43,618
Earnings per common share, diluted	$2.31	$2.11	$3.36

Excluded in the above table are 337,305; 290,620; and 18,494 shares of stock options for 2009, 2008, and 2007, respectively, due to their antidilutive impact.  Also excluded are 2,623,971; 2,623,971; and 442,082 preferred stock potential common shares for 2009, 2008, and 2007, respectively, issuable upon the conversion of preferred stock due to their antidilutive impact.

Note 9 - Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities consist of the following:

December 31,	2009		2008
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Marketable equity securities	$29,604	$71,280	$29,604	$54,682
U.S. government securities	8,918	8,833	1,474	1,537
Mortgage-backed securities	7,422	7,392	–	–
Corporate debt securities	3,159	3,125	–	–
	$49,103	$90,630	$31,078	$56,219

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)

December 31,	2009			2008
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$60,317	1,630,642	$24,734	$44,729

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

December 31,	2009			2008
(in thousands)	Cost	Fair Value		Cost		Fair Value
Maturities:
Within 1 year	$1,475	$1,493	$	−	$	−
1 to 5 years	13,105	12,984		1,474		1,537
6 to 10 years	4,919	4,873		–		−
	$19,499	$19,350		$1,474		$1,537

Gross unrealized gains related to available for sale securities are $41,676,000 and $25,141,000 as of December 31, 2009 and 2008, respectively.  Gross unrealized losses related to available for sale securities were $149,000 and $-0- as of December 31, 2009 and 2008, respectively.

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2009, 2008 and 2007 were $-0-, $225,000, and $5,236,000, respectively.  Gross investment losses of $265,000 were realized in these sales during the year ended December 31, 2007.  Gross investment gains of $-0- were realized on these sales during the year ended December 31, 2008.

As described in Note 2, on October 31, 2007, NHC surrendered (through merger with NHR) 363,200 shares of NHR common stock with a cost of $3,045,000 and unrealized gain of $4,764,000.  NHC also acquired (thru merger with NHR) 225,000 shares of NHI common stock at a value of $6,590,000 ($29.29 per common share at October 31, 2007).

Note 10 – Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable approximate fair value due to their short-term nature.  Our long-term debt approximates fair value due to variable interest rates and the short term maturity of the Revolving Credit Facility.  At December 31, 2009 and 2008, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

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

Financial assets and financial liabilities measured at fair value on a recurring basis during the period are as follows (in thousands):

	Fair Value At Dec. 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$71,280	$71,280	$–	$–
Restricted marketable securities	19,350	11,958	7,392	–

Marketable securities and restricted marketable securities –

The fair value of our investments in marketable securities and restricted marketable securities is derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

Cash Fund in Liquidation –

At December 31, 2009, the Columbia Strategic Cash Portfolio Fund (the “Fund”) has been completely liquidated.  The balance was $7,804,000 at December 31, 2008.  The Fund invested in obligations denominated in U.S. dollars consisting of asset-backed and mortgage-backed securities, structured investment vehicles, corporate bonds and notes, certificates of deposit, short-term corporate debt obligations, commercial paper, extendible commercial notes and municipal bonds.  A portion of the securities in the Fund had their fair values determined through readily available market data; however, some of the securities in the Fund had limited market activity such that the determination of fair value required significant judgment or estimation.  Given current market conditions, these securities were not actively traded, and certain significant inputs (e.g. spreads, yield curves, prepayments and volatilities) were unobservable.  These securities were valued primarily using broker pricing models that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity.  As a result, until the investments were liquidated, the Company categorized the investments as Level 3 within the fair value hierarchy.

The following table presents a reconciliation of Level 3 assets measured at fair value on a recurring basis at December 31, 2009 and 2008.  The Company has adopted an accounting policy for Level 3 fair value measurements that provides for transfer of the asset or liability into/out of Level 3 as of the beginning of the quarter in which the charge is determined.  Considering the continuing deterioration in market conditions during the fourth quarter of 2008 and the lack of current observable market activity, our investment in the Fund was transferred from Level 2 to Level 3 as of October 1, 2008.

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)		Year Ended December 31, 2009		Year Ended December 31, 2008
Balance at beginning of period		$7,804	$	−
Total gains or losses (realized/unrealized):
Included in earnings		325		(1,525)
Included in other comprehensive income		−		−
Purchases, issuances and settlements		(8,129)		(3,332)
Transfers in/out or out of Level 3		−		12,661
Balance at end of period	$	−		$7,804

As to our total investment in the Fund, gains and losses (realized and unrealized) included in earnings for the years ended are reported in interest income as follows:

	Year Ended December 31
(in thousands)	2009	2008
Total realized gains or losses	$325	$(817)

Change in unrealized gains or losses relating to assets still held at reporting date	$–	$(1,343)

We received notice on December 6, 2007 at a time when our carrying value in the Fund was $39,500,000, that the Fund cash redemptions were suspended and that the Fund would begin an orderly liquidation and dissolution of its assets for distribution to the Fund holders, including to NHC.  Activity in the Fund for the periods indicated is summarized as follows:

(in thousands)	Year Ended December 31, 2009	Year Ended December 31, 2008	25 Days Ended December 31, 2007
Fund balance, beginning of period	$7,804	$35,492	$39,500
Realized gains (losses)	325	(817)	(42)
Reduction to adjust the Fund balance to its net asset value, charged to earnings	–	(1,343)	(453)
Cash distributed to NHC	(8,129)	(25,528)	(3,513)
Fund balance, end of period	$–	$7,804	$35,492

Interest earned, in addition to the cash distributed above	$32	$654	$156

The Fund’s valuation fluctuated based on changes in the market value of the securities held by the Fund.  In addition to the transaction gains or losses reported by the Fund to us, since December, 2007, we have adjusted our carrying value to the Fund’s net asset value, which adjustments have required us to charge earnings and reduce our carrying value in the Fund.  Because the Fund was invested in financial instruments with exposure to the current turmoil in the credit markets in the United States, we considered the write-down amount to be an other-than-temporary impairment.  The Company realized gains of $325,000 for the year ended December 31, 2009 and recorded realized and unrealized losses of $2.2 million for the year ended December 31, 2008, and realized and unrealized losses of $.5 million for the 25 days ended December 31, 2007, respectively.

Note 11 - Property and Equipment

Property and equipment, at cost, consists of the following:

December 31,	2009	2008
(in thousands)
Land	$46,595	$46,542
Leasehold improvements	81,531	77,783
Buildings and improvements	338,178	331,046
Furniture and equipment	107,074	106,341
Construction in progress	35,375	10,248
	608,753	571,960
Less: Accumulated Depreciation	(181,177)	(158,478)
	$427,576	$413,482

As a result of the merger with NHR in 2007, NHC acquired land and real property of 16 long-term health care centers, six assisted living facilities and one independent living facility valued at approximately $274,263,000.

At December 31, 2009, we have obligations to complete construction of approximately $19,255,000.

Note 12 - Notes Receivable

On October 31, 2007, we acquired, in the merger with NHR, notes receivable with an estimated fair value at date of acquisition of $16,798,000 ($14,746,000 at December 31, 2009).  The notes are first and second mortgages with interest rates ranging from prime plus 2% to 10.5% fixed rate with periodic payments required prior to maturity.  The notes mature in the years from 2012 through 2016.

We have notes receivable from managed and other long-term health care centers totaling $12,059,000, the proceeds of which were used by the long-term health care centers for construction costs, development costs incurred during construction and working capital.  The notes generally require monthly payments with maturities beginning in 2010 through 2014.  Interest on the notes is generally at rates ranging from prime plus 2% to 8.5%.  The collateral for the notes consists of first and second mortgages, certificates of need, personal guarantees and stock pledges.

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

Note 13 - Long-Term Debt and Commitments

Long-Term Debt—

Long-term debt consists of the following:

December 31,	Weighted Average Interest Rate	Maturities	Long-Term Debt
			2009	2008
(dollars in thousands)
Revolving Credit Facility, interest payable monthly	Variable, 1.24%	2010	$–	$50,500

Notes and other obligations, principal and interest payable periodically	Variable, 5.43%	2009	–	2

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	60,502
Less current portion			–	(50,502)
			$10,000	$10,000

 $75,000,000 Revolving Credit Agreement—

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

The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 2009 are as follows:

Long-Term Debt
(in thousands)
2010	$	−
2011		−
2012		−
2013		−
2014		−
Thereafter		10,000
Total		$10,000

Lease Commitments—

Operating expenses for the years ended December 31, 2009, 2008, and 2007 include expenses for leased premises and equipment under operating leases of $32,351,000, $31,453,000, and $40,205,000, respectively.  See Note 3 for the approximate future minimum rent commitments on non-cancelable operating leases with NHI.

Note 14 - Income Taxes

The provision for income taxes is comprised of the following components:

Year Ended December 31,	2009	2008	2007
(in thousands)
Current Tax Provision
Federal	$18,251	$15,443	$12,892
State	5,743	3,912	3,720
	23,994	19,355	16,612
Deferred Tax Provision (Benefit)
Federal	2,950	(1,997)	8,110
State	663	(442)	2,063
	3,613	(2,439)	10,173
Income Tax Provision	$27,607	$16,916	$26,785

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows:

December 31,	2009	2008
(in thousands)
Current deferred tax asset:
Allowance for doubtful accounts receivable	$1,214	$1,836
Accrued expenses	7,601	10,205
	8,815	12,041
Current deferred tax liability:
Unrealized gains on marketable securities	(16,202)	(10,053)
Other	(1,040)	(1,004)
	(17,242)	(11,057)
Net current deferred tax asset (liability)	$(8,427)	$984

Noncurrent deferred tax asset:
Financial reporting depreciation in excess of tax depreciation	$3,408	$4,193
Deferred gain on sale of assets (net)	(3,135)	(3,215)
Tax basis intangible asset in excess of financial reporting basis	2,057	2,349
Stock-based compensation	1,119	2,711
Other	212	(60)
Accrued expenses	4,209	1,326
Deferred revenue	7,685	6,368
Net noncurrent deferred tax asset	$15,555	$13,672

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

Year Ended December 31,	2009	2008	2007
(in thousands)
Tax provision at federal statutory rate	$23,680	$18,650	$25,282

Increase (decrease) in income taxes
resulting from:
State, net of federal benefit	2,801	2,155	3,804
Tax exempt interest	−	−	(321)
Nondeductible expenses	153	159	120
Insurance expense	108	(450)	(220)
Other, net	(614)	488	(376)
Unrecognized tax benefits	3,032	−	−
Expiration of statute of limitations	(1,553)	(4,086)	(1,504)
	3,927	(1,734)	1,503
Effective income tax expense	$27,607	$16,916	$26,785

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price.  During 2009, 2008 and 2007, $1,566,000, $1,549,000, and $1,177,000, respectively, attributable to the tax benefit of stock options exercised, was credited to additional paid-in capital.

NHC continually evaluates for uncertain tax positions.  Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have adequate provisions for unrecognized tax benefits related to uncertain tax positions.  However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.  We believe that our liabilities reflect the anticipated outcome of known uncertain tax positions in conformity with ASC Topic 740 Income Taxes (previously FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”).  Our liabilities for unrecognized tax benefits are presented in the consolidated balance sheet within Other Noncurrent Liabilities.

On January 1, 2007, we adopted the recognition and disclosure provisions of ASC Topic 740 (previously FIN No. 48).  Under this guidance, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

Prior to January 1, 2007, we maintained a liability for the estimated amount of contingent liabilities for income tax matters in accordance with ASC Topic 450 Contingencies (previously SFAS 5, “Accounting for Contingencies”).

In accordance with current guidance, the Company has established a liability for unrecognized tax benefits, which are differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to this Interpretation.  Generally a liability is created for an unrecognized tax benefit because it represents a company’s potential future obligation to a taxing authority for a tax position that was not recognized per above.

As a result of adopting ASC Topic 740 (previously FIN No. 48), January 1, 2007, we reported a $900,000 increase to our retained earnings and a decrease in our accruals for uncertain tax positions and related interest and penalties of a corresponding amount.  On January 1, 2007, we had $15,526,000 of unrecognized tax benefits, composed of $11,409,000 of deferred tax assets, $–0– of deferred tax liabilities, and $4,117,000 of permanent differences.  Accrued interest and penalties payable of $5,525,000 at January 1, 2007 relate to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

		Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, December 31, 2006 under ASC 450 (previously SFAS 5)	$	−	$4,799	$5,743	$10,542
Adoption of ASC 740 (previously FIN 48) on January 1, 2007		11,409	10,727	(218)	10,509
Balance, January 1, 2007		11,409	15,526	5,525	21,051
Additions based on tax positions related to the current year		−	1,483	358	1,841
Additions for tax positions of prior years		3,219	3,219	466	3,685
Reductions for tax positions of prior years		(1,001)	(1,001)	(282)	(1,283)
Reductions for statute of limitation expirations		−	(1,005)	(499)	(1,504)
Balance, December 31, 2007		13,627	18,222	5,568	23,790
Additions based on tax positions related to the current year		−	1,206	245	1,451
Additions for tax positions of prior years		−	−	586	586
Reductions for tax positions of prior years		(3,832)	(3,832)	−	(3,832)
Reductions for statute of limitation expirations		(2,101)	(4,169)	(2,019)	(6,188)
Balance, December 31, 2008		7,694	11,427	4,380	15,807
Additions based on tax positions related to the current year		323	4,558	487	5,045
Additions for tax positions of prior years		3,877	2,231	1,103	3,334
Reductions for statute of limitation expirations		−	(941)	(612)	(1,553)
Balance, December 31, 2009		$11,894	$17,275	$5,358	$22,633

During the year ended December 31, 2009, we have recognized a $941,000 decrease in unrecognized tax benefits (including $-0- of temporary differences and $941,000 of permanent differences) and an accompanying $612,000 decrease of related interest and penalties due to the effect of statute of limitations lapse.  The favorable impact on our tax provision was $1,553,000 composed of $941,000 tax and $612,000 interest and penalties on permanent differences and $-0- interest and penalties on temporary differences.

At December 31, 2009, we had $17,275,000 of unrecognized tax benefits, composed of $10,618,000 of deferred tax assets, $-0- of deferred tax liabilities, and $6,658,000 of permanent differences.  Accrued interest and penalties payable of $5,358,000 and a related deferred tax asset on interest of $1,275,000 relate to unrecognized tax benefits at December 31, 2009.  Unrecognized tax benefits of $6,658,000, net of federal benefit, at December 31, 2009, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,489,000 relate to these permanent differences at December 31, 2009.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months of December 31, 2009, except for the effect of decreases related to statute of limitations lapse estimated at $2,546,000, composed of temporary differences of $-0- and permanent tax differences of $2,546,000.  Interest and penalties of $1,080,000 relate to these permanent difference changes within 12 months of December 31, 2009.

During the year ended December 31, 2008, we have recognized a $4,169,000 decrease in unrecognized tax benefits (including $2,101,000 of temporary differences and $2,068,000 of permanent differences) and an accompanying $2,019,000 decrease of related interest and penalties due to the effect of statute of limitations lapse.  The favorable impact on our tax provision was $4,086,000 composed of $2,067,000 tax and $904,000 interest and penalties on permanent differences, and $1,115,000 interest and penalties on temporary differences.

At December 31, 2008, we had $11,427,000 of unrecognized tax benefits, composed of $7,694,000 of deferred tax assets, $-0- of deferred tax liabilities, and $3,733,000 of permanent differences.  Accrued interest and penalties payable of $4,380,000 relate to unrecognized tax benefits at December 31, 2008.

During the year ended December 31, 2007, we recognized a $1,005,000 decrease in unrecognized tax benefits and an accompanying $499,000 decrease of related interest and penalties due to the effect of statute of limitations lapse on permanent differences.  We have also recognized an increase in unrecognized tax benefits of $1,483,000 and an accompanying $358,000 increase of related interest and penalties attributable to permanent differences during the same period.  The $1,005,000 decrease in unrecognized tax benefits and an accompanying $499,000 decrease of related interest and penalties attributable to permanent differences have favorably impacted our effective tax rate.

At December 31, 2007, we had $18,222,000 of unrecognized tax benefits, composed of $13,627,000 of deferred tax assets, $-0- of deferred tax liabilities, and $4,595,000 of permanent differences.  Accrued interest and penalties of $5,568,000 relate to unrecognized tax benefits at December 31, 2007.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.  Interest and penalties expense was $979,000; ($1,189,000); and $42,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2006 (with few state exceptions).  Currently, there are no U.S. federal or state returns under examination.

Note 15 - Stock Option Plan

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

Under the Plan, options issued to non-employee directors are granted automatically on the date of our annual shareholder meeting, vest immediately upon grant and have a maximum five year term.  Options granted to employees in 2000 vested over a six year period and had a maximum six year term.  Options granted to employees in 2004 vested over a five year period and had a maximum five year term.  Options granted to employees in 2007 vested over a 2.1 year period and had a maximum 2.1 year term.  No options were granted to employees during 2009 and 2008.

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

	Year Ended December 31
	2009	2008	2007
Risk-free interest rate	0.96%	2.60%	4.64%
Expected volatility	29.1%	25.5%	27.9%
Expected life, in years	2.0 years	2.0 years	2.1 years
Expected dividend yield	2.99%	2.36%	1.92%
Expected forfeiture rate	0.00%	0.00%	0.00%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	1,289,179	$23.13	−
Options granted	161,748	53.67	−
Options exercised	(229,480)	24.95	−
Options forfeited	(1,797)	55.45	−
Options cancelled	(53,000)	20.90	−
Options outstanding at December 31, 2007	1,166,650	27.06	−
Options granted	112,586	51.86	−
Options exercised	(273,589)	24.34	−
Options forfeited	(3,451)	50.94	−
Options cancelled	(10,000)	20.90	−
Options outstanding at December 31, 2008	992,196	30.55	−
Options granted	113,914	37.37	−
Options exercised	(685,805)	22.44	−
Options cancelled	(35,000)	55.00	−
Options outstanding at December 31, 2009	385,305	$44.78	$(3,341,000)

Options exercisable	385,305	$44.78	$(3,341,000)

Options Outstanding December 31, 2009	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

134,685	$32.01 to $37.70	$35.67	2.9
250,620	$44.25 to $52.50	$49.67	2.4
385,305

At December 31, 2009, 385,305 options outstanding are exercisable.  Exercise prices on the options range from $32.01 to $52.50.  The weighted average remaining contractual life of options outstanding at December 31, 2009 is 2.6 years.  The total intrinsic value of shares exercised during the year ended December 31, 2009 was $11,516,000.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions.  The plan allows employees to terminate participation at any time.

Our policy is to issue new shares to satisfy share option exercises.  In May 2005, our shareholders approved the 2005 National HealthCare Corporation Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan.  We have reserved 787,738 shares of common stock for issuance under these plans.

NHC recognized $1,134,000, $2,150,000, and $2,318,000 of compensation expense for the year ended December 31, 2009, 2008 and 2007, respectively.  Such expense is included in salaries, wages and benefits in the consolidated statements of income.  Current accounting guidance requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $9,057,000, $3,871,000, and $2,942,000 for the year ended December 31, 2009, 2008 and 2007, respectively.  No share based compensation cost was capitalized for the years presented.

Note 16 - Contingencies and Guarantees

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $107,456,000 and $106,000,000 at December 31, 2009 and 2008, respectively.  This liability is classified as current based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets.  The amounts are subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the financial statements as “Other Revenues” for 2009, 2008 and 2007, respectively, are $2,687,000, $6,339,000, and $7,250,000.  Associated losses and expenses are reflected in the consolidated financial statements as “Other operating costs and expenses”.

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced significant amounts of personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2009, we and/or our managed centers are currently defendants in 38 such claims covering the years 1999 through December 31, 2009.

Due to either the unavailability and/or prohibitive cost of quoted professional liability insurance coverage in 2002, we elected to pay the premiums into a wholly-owned licensed captive insurance company, incorporated in the Cayman Islands, for the purpose of managing our losses related to these risks.  Thus, for the years 2002-2009, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned insurance company.  Current policies are written for a duration of twelve months.

Our insurance coverage for all years includes both primary and excess policies. In 2002, deductibles were eliminated and first dollar coverage was provided through the wholly-owned insurance company, while the excess coverage was provided by a third party insurer.

For 2003-2009, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit.  The limit was $17.0 million, $16.0 million, and $14.0 million for the years 2009, 2008 and 2007, respectively.  There is a $7.5 million annual excess aggregate applicable to years 2003-2007 while years 2008 and 2009 have a $9.0 million annual excess aggregate.

For these professional liability insurance operations, the premium revenues reflected in the financials as “Other revenues” for 2009, 2008 and 2007, respectively, are $4,646,000, $4,011,000, and $3,467,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as “Other operating costs and expenses”.

Debt Guarantees—

At December 31, 2009, no agreement to guarantee the debt of other parties exists.

Other Matters –

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company is in the process of responding to the demand and will comply as required with the terms of the demand.

Note 17 – Equity Method Investment in Caris HealthCare, L.P.

We have a 50% ownership and voting interest in Caris HealthCare L.P., a business that specializes in hospice care services in NHC owned health care centers and in other settings.  In 2003 we entered into a partnership agreement with Caris in order to develop hospice programs in selected market locations.  Summarized financial information as of and for the years ended December 31, 2009, 2008 and 2007 is provided below.

	2009	2008	2007
( in thousands)
Current assets	$27,289	$19,890	$17,211
Noncurrent assets	816	1,007	977
Liabilities	7,563	4,104	3,581
Partners’ Capital	20,542	16,793	14,607
Revenue	44,086	37,579	31,959
Expenses	26,929	23,379	20,366
Net Income	17,157	14,200	11,593

Note 18 - Gain on Sale of Assets and Recognition of Deferred Gain - National

Effective July 9, 2007, we sold undeveloped land located in Charleston, South Carolina for approximately $12,200,000 and recognized a gain of approximately $10,785,000 related to the sale.  Proceeds from the sale were held by a facilitator pending completion of an IRC§1031 exchange in January 2008.

In December 2007, we sold an undeveloped parcel of land located in McMinnville, Tennessee for $323,000 in cash.  We had nominal basis allocated to the land.  Therefore, the sale resulted in a gain of $323,000.

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

Note 19- Purchases of Healthcare Centers and Hospice Business

On January 1, 2009, we purchased for $3,100,000 in cash certain assets and assumed certain liabilities of five hospice locations in the state of South Carolina.  As a result of the acquisition, we recorded $2,900,000 as goodwill, all of which is expected to be fully deductible for income tax purposes.  The results of the five hospice locations have been included in the consolidated financial statements since January 1, 2009, the acquisition date.  The unaudited pro forma results are not disclosed due to the results being immaterial to the consolidated financial statements.

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

The operating results for the acquisitions described above are included in the Consolidated Statement of Income from their respective acquisition dates.  Pro forma disclosures related to the acquisitions are not material.

In January, 2008, we purchased for $5,073,000 in cash two tracts of land located in the state of South Carolina and one tract of land located in Tennessee.  The tracts were undeveloped and are held for future development.

On November 1, 2007, we purchased a lease with an option to purchase a 544-bed long-term care center and 66 unit assisted living facility located in Chattanooga, Tennessee.  The facilities were immediately subleased to an unrelated third party and the rent income has been included in other revenues in the Consolidated Statements of Income since the date of purchase. The sublease agreement is for a two year term and the approximate future minimum rent commitment to be received by us on this non-cancelable operating lease is $2,316,000 in 2010 and 2011.

The aggregate capitalized cost related to the Chattanooga facilities was $14,760,000, including $14,710,000 principal balance of the outstanding 1st Mortgage Bonds of the center purchased (which Bonds were owned by us).  $50,000 remains outstanding on the bonds.  The value of the 1st Mortgage Bonds paid was determined based on an appraisal of the property purchased which appraisal value exceeded the purchase price paid.  The carrying value of the 1st Mortgage Bonds had been previously written down by us.  As a result of acquiring the property, we recorded a recovery of notes receivable of $7,376,000 in the Consolidated Statements of Income.

Note 20 - Series A Convertible Preferred Stock

On October 31, 2007, NHC issued $170,555,000 of NHC Series A Convertible Preferred Stock (the “Preferred Stock”) with a liquidation preference of $15.75.  Each share of the Preferred Stock is entitled to annual preferred dividends of $0.80 per share.  Dividends on the Preferred Stock are cumulative.

The Preferred Stock, which is listed on the NYSE Amex exchange with the symbol “NHC.PRA” is convertible at any time at the option of the shareholder into NHC common stock at a conversion price of $65.07.  Each share of the Preferred Stock will be convertible into 0.24204 of a share of NHC common stock.  After the fifth anniversary of the closing date, NHC will have the option to redeem the Preferred Stock, in whole or in part, for $15.75 cash per share (plus accrued but unpaid dividends); provided that the Preferred Stock will not be redeemable prior to the eighth anniversary of the closing date unless the average closing price for NHC common stock for 20 trading sessions equals or exceeds the conversion price.  The conversion price will be adjusted to reflect any future NHC common stock splits or stock dividends.

Note 21 – Series B. Junior Participating Preferred Stock

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

Note 22 - Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Operating Revenues	$164,689	$167,647	$167,386	$168,499
Income Before Non-Operating Income	11,577	13,812	13,827	11,656
Non-Operating Income	3,980	4,389	4,244	4,171
Net Income	9,184	11,367	12,344	7,154
Preferred Dividends	2,168	2,168	2,169	2,168
Net Income Available to Common Shareholders	7,016	9,199	10,175	4,986
Basic Earnings Per Share	.53	.67	.74	.37
Diluted Earnings Per Share	.53	.67	.74	.37

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Operating Revenues	$156,208	$156,198	$159,048	$161,754
Income Before Non-Operating Income	9,219	11,177	11,931	5,225
Non-Operating Income	3,933	4,364	4,223	3,215
Net Income	8,172	9,486	13,773	4,940
Preferred Dividends	2,168	2,168	2,169	2,168
Net Income Available to Common Shareholders	6,004	7,318	11,604	2,772
Basic Earnings Per Share	.47	.57	.91	.21
Diluted Earnings Per Share	.46	.56	.88	.21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2009, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).   We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  We have concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  National HealthCare Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, National HealthCare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National HealthCare Corporation as of December 31, 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 2, 2010

Changes in Internal Control - There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information in our definitive 2010 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

Item 11.  Executive Compensation.

The information in our definitive 2010 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in our definitive 2010 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information in our definitive 2010 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services.

The information in our definitive 2010 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule.

The following documents are filed as a part of this report:

(a)

(1)

Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)

Financial Statement Schedule:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of National HealthCare Corporation as of December 31, 2009 and for the year then ended, and have issued our report thereon dated March 2, 2010 (included elsewhere in this Form 10-K).  Our audit also included the financial statement schedule as of December 31, 2009 and for the year then ended, included in Item 15(a) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audit.

In our opinion, the 2009 schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

The audits referred to in our report dated March 5, 2009 relating to the consolidated financial statements of National HealthCare Corporation, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index for the years ended December 31, 2008 and 2007.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Nashville, Tennessee

March 5, 2009

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance- Beginning of Period	Charged to Costs and Expenses		Charged to other Accounts	Deductions	Balance- End of Period
For the year ended December 31, 2007
Allowance for doubtful accounts	$4,873	$2,764	$	−	$3,256(1)	$4,381
Accrued risk reserve	$76,471	$40,994	$	−	$29,083	$88,382

For the year ended December 31, 2008
Allowance for doubtful accounts	$4,381	$2,464	$	−	$1,828(1)	$5,017
Accrued risk reserve	$88,382	$53,007	$	−	$35,389	$106,000

For the year ended December 31, 2009
Allowance for doubtful accounts	$5,017	$1,121		$–	$2,636(1)	$3,502
Accrued risk reserve	$106,000	$47,450		$–	$45,994	$107,456

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

NATIONAL HEALTHCARE CORPORATION

Date: March 2, 2010	BY: /s/ Robert G. Adams
Robert G. Adams
Chairman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2010	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: March 2, 2010	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer
(Principal Financial Officer)

Date: March 2, 2010	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: March 2, 2010	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: March 2, 2010	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: March 2, 2010	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: March 2, 2010	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Director

Date: March 2, 2010	/s/ Lawrence C. Tucker
Lawrence C. Tucker
Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2009
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

2.1	Agreement and Plan of Merger, dated December 20, 2006, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the SEC on December 20, 2006

2.2	Amendment and Waiver No. 1 to Agreement and Plan of Merger, dated April 6, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 11, 2007

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated August 3, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on August 6, 2007

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

Exhibit No.	Description	Page No. or Location
3.5	By-laws	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement-Prospectus), amended, Registration No. 333-37185, (December 5, 1997)

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.2	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

4.3	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

10	Material Contracts	Incorporated by reference from Exhibits 10.1 thru 10.9 attached to Form S-4, (Proxy Statement-Prospectus), as amended, Registration No. 333-37185 (December 5, 1997)

10.11	Employee Stock Purchase Plan	Specifically incorporated by reference to Exhibit A attached to Form S-4), Proxy Statement-Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

Exhibit No.	Description	Page No. or Location
10.12	1997 Stock Option Plan	Incorporated by reference from 1997 Proxy Statement/Prospectus filed on December 5, 1997

10.13	2004 Non-Qualified Stock Option Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.14	2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.15	Amendment No. 1 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.15 from 2005 Form 10-K filed March 16, 2006

10.16	Amendment No. 2 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.16 from 2005 Form 10-K filed March 16, 2006

10.17	Amendment No. 3 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.17 from 2005 Form 10-K filed March 16, 2006

10.18	Amendment No. 4 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.18 from 2005 Form 10-K filed March 16, 2006

10.19	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10-K filed March 16, 2006

10.20	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10-K filed March 16, 2006

10.21	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10-K filed March 16, 2006

10.22	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10-K filed March 16, 2006

Exhibit No.	Description	Page No. or Location
10.23	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10-K filed March 16, 2006

10.24	Letter Agreement dated December 15, 2006, between NHC and AdamsMark, L.P.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 16, 2007

10.25	2002 Stock Option Plan	Incorporated by reference to Exhibit B to Schedule 14A filed on March 1, 2002

10.24	Credit Agreement, dated October 30, 2007, between National HealthCare Corporation and Bank of America, N.A	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on November 2, 2007

10.25	First Amendment to Credit Agreement dated October 28, 2008 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 17, 2008

10.26	Second Amendment to Credit Agreement dated October 27, 2009 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 27, 2009.

14	Code of Ethics	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133-1398 Telephone (615) 890-2020

21	Subsidiaries of Registrant	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

Exhibit No.	Description	Page No. or Location

23.2	Consent of Independent Registered Public Accounting Firm – BDO Seidman LLP	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith