Form 10-K/A
period 2009-12-31
NATIONAL HEALTHCARE CORP
filed 2010-03-03
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K/A Amendment No. 1
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

EXPLANATORY NOTE

After filing the Form 10-K for the year ended December 31, 2009 on March 2, 2010, National HealthCare Corporation realized that there was an error in Exhibit 23.1.  The purpose of this amendment no. 1 is to file the correct Exhibit 23.1 to reflect the correct date of the Auditor’s reports as March 2, 2010.  Pursuant to the rules of the Securities and Exchange Commission, also included are currently dated certifications from the principal executive and principal financial officers, as required by Sections 302 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1 and 31.2 to this amendment no. 1.  Except as described above, no other changes are being made to the Form 10-K for the year ended December 31, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedule.

The following documents are filed as a part of this report:

(a)

(1)

Financial Statements:  (previously filed)

(2)

Financial Statement Schedule: (previously filed)

(3)

Exhibits:

Reference is made to the Exhibit Index, which is found within this amendment

        no. 1 to Form 10-K Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION

Date: March 3, 2010	BY: /s/ Robert G. Adams
Robert G. Adams
Chairman
Chief Executive Officer

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2009
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

2.1	Agreement and Plan of Merger, dated December 20, 2006, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the SEC on December 20, 2006

2.2	Amendment and Waiver No. 1 to Agreement and Plan of Merger, dated April 6, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 11, 2007

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated August 3, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on August 6, 2007

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

3.5	By-laws	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement-Prospectus), amended, Registration No. 333-37185, (December 5, 1997)

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.2	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

4.3	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

10	Material Contracts	Incorporated by reference from Exhibits 10.1 thru 10.9 attached to Form S-4, (Proxy Statement-Prospectus), as amended, Registration No. 333-37185 (December 5, 1997)

10.11	Employee Stock Purchase Plan	Specifically incorporated by reference to Exhibit A attached to Form S-4), Proxy Statement-Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

10.12	1997 Stock Option Plan	Incorporated by reference from 1997 Proxy Statement/Prospectus filed on December 5, 1997

10.13	2004 Non-Qualified Stock Option Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.14	2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.15	Amendment No. 1 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.15 from 2005 Form 10-K filed March 16, 2006

10.16	Amendment No. 2 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.16 from 2005 Form 10-K filed March 16, 2006

10.17	Amendment No. 3 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.17 from 2005 Form 10-K filed March 16, 2006

10.18	Amendment No. 4 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.18 from 2005 Form 10-K filed March 16, 2006

10.19	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10-K filed March 16, 2006

10.20	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10-K filed March 16, 2006

10.21	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10-K filed March 16, 2006

10.22	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10-K filed March 16, 2006

10.23	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10-K filed March 16, 2006

10.24	Letter Agreement dated December 15, 2006, between NHC and AdamsMark, L.P.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 16, 2007

10.25	2002 Stock Option Plan	Incorporated by reference to Exhibit B to Schedule 14A filed on March 1, 2002

10.24	Credit Agreement, dated October 30, 2007, between National HealthCare Corporation and Bank of America, N.A	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on November 2, 2007

10.25	First Amendment to Credit Agreement dated October 28, 2008 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 17, 2008

10.26	Second Amendment to Credit Agreement dated October 27, 2009 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 27, 2009.

14	Code of Ethics	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133-1398 Telephone (615) 890-2020

21	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21 from 2009 Form 10-K filed March 2, 2010

23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

23.2	Consent of Independent Registered Public Accounting Firm – BDO Seidman LLP	Incorporated by reference to Exhibit 23.2 from 2009 Form 10-K March 2, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Incorporated by reference to Exhibit 32 from 2009 Form 10-K filed March 2, 2010