Form 10-Q
period 2010-03-31
NATIONAL HEALTHCARE CORP
filed 2010-05-07
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

13,748,365 shares of common stock of the registrant were outstanding as of April 28, 2010.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31
	2010	2009
Revenues:
Net patient revenues	$157,961	$153,067
Other revenues	14,076	11,622
Net revenues	172,037	164,689

Costs and Expenses:
Salaries, wages and benefits	96,076	90,726
Other operating	49,003	47,968
Rent	8,178	7,968
Depreciation and amortization	6,427	6,243
Interest	114	207
Total costs and expenses	159,798	153,112

Income Before Non-Operating Income	12,239	11,577
Non-Operating Income	4,575	3,980

Income Before Income Taxes	16,814	15,557
Income Tax Provision	(6,407)	(6,373)
Net Income	10,407	9,184

Dividends to Preferred Stockholders	(2,168)	(2,168)

Net Income Available to Common Stockholders	$8,239	$7,016

Earnings Per Common Share:
Basic	$.60	$.53
Diluted	$.60	$.53

Weighted Average Common Shares Outstanding:
Basic	13,721,570	13,228,845
Diluted	13,725,201	13,254,437

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	March 31, 2010	December 31 2009
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$27,789	$39,022
Restricted cash and cash equivalents	55,515	96,934
Marketable securities	74,358	71,280
Restricted marketable securities	66,514	19,350
Accounts receivable, less allowance for doubtful accounts of $4,009 and $3,502, respectively	67,915	62,129
Inventories	7,641	7,393
Prepaid expenses and other assets	2,679	1,074
Federal income tax receivable	–	3,470
Total current assets	302,411	300,652

Property and Equipment:
Property and equipment, at cost	613,703	608,753
Accumulated depreciation and amortization	(187,856)	(181,177)
Net property and equipment	425,847	427,576

Other Assets:
Deposits	415	323
Goodwill	5,978	5,978
Notes receivable	26,257	26,805
Deferred income taxes	16,106	15,555
Investments in limited liability companies and other	12,900	11,643
Total other assets	61,656	60,304
Total assets	$789,914	$788,532

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2009 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$11,986	$10,909
Accrued payroll	30,523	46,149
Amounts due to third party payors	19,520	18,617
Accrued risk reserves	110,821	107,456
Deferred income taxes	9,347	8,427
Other current liabilities	15,154	15,117
Dividends payable	5,740	5,729
Accrued interest	10	81
Total current liabilities	203,101	212,485

Long-Term Debt, less Current Portion	10,000	10,000
Other Noncurrent Liabilities	23,139	22,633
Deferred Lease Credits	2,120	2,423
Deferred Revenue	18,310	15,212

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,841,062 shares issued and outstanding; stated at liquidation of $15.75 per share	170,555	170,555
Common stock, $.01 par value; 30,000,000 shares authorized; 13,737,679 and 13,717,701 shares, respectively, issued and outstanding	137	137
Capital in excess of par value	131,566	130,867
Retained earnings	201,807	197,140
Unrealized gains on marketable securities, net of taxes	29,179	27,080
Total stockholders’ equity	533,244	525,779
Total liabilities and stockholders’ equity	$789,914	$788,532

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2009 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2010	2009
Cash Flows From Operating Activities:	(in thousands)
Net income	$10,407	$9,184
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,427	6,243
Provision for doubtful accounts receivable	507	170
Amortization of deferred charges	(33)	(68)
Equity in earnings of unconsolidated investments	(2,258)	(2,003)
Distributions from unconsolidated investments	1,024	67
Deferred income taxes	(950)	(1,142)
Stock-based compensation	24	339
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(5,407)	(550)
Accounts (and other) receivable	(6,293)	3,001
Income tax receivable	3,470	–
Inventories	(248)	358
Prepaid expenses and other assets	(1,605)	(1,124)
Trade accounts payable	1,077	2,531
Accrued payroll	(15,626)	(17,920)
Amounts due to third party payors	903	68
Accrued interest	(71)	(28)
Other current liabilities and accrued risk reserves	3,402	2,028
Entrance fee deposits	(201)	(254)
Other noncurrent liabilities	506	93
Deferred income	3,332	3,485
Net cash (used in) provided by operating activities	(1,613)	4,478
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(5,001)	(9,456)
Investments in notes receivable	–	(11)
Collections of notes receivable	548	3,166
Decrease in restricted cash and cash equivalents	46,826	–
Purchase of restricted marketable securities	(52,699)	–
Sale of restricted marketable securities	5,875	–
Changes in cash fund in liquidation	–	2,186
Net cash used in investing activities	(4,451)	(4,115)
Cash Flows From Financing Activities:
Payments on debt	–	(1)
Tax benefit from exercise of stock options	13	3,499
Dividends paid to preferred stockholders	(2,168)	(2,168)
Dividends paid to common stockholders	(3,561)	(3,123)
Issuance of common shares	662	13,091
Decrease (increase) in deposits	(92)	342
Other	(23)	(418)
Net cash (used in) provided by financing activities	(5,169)	11,222
Net (Decrease) Increase in Cash and Cash Equivalents	(11,233)	11,585
Cash and Cash Equivalents, Beginning of Period	39,022	49,033
Cash and Cash Equivalents, End of Period	$27,789	$60,618

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Unrealized Gains (Losses) on Marketable Securities	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	10,841,062	$170,555	13,031,696	$130	$113,580	$179,710	$16,842	$480,817
Net income	–	–	–	–	–	9,184	–	9,184
Unrealized losses on securities (net of tax of $1,370)	–	–	–	–	–	–	(2,057)	(2,057)
Total comprehensive income								7,127
Stock-based compensation	–	–	–	–	339	–	–	339
Tax benefit from exercise of stock options	–	–	–	–	1,575	–	–	1,575
Shares sold - options exercised	–	–	615,204	6	13,085	–	–	13,091
Dividends declared to preferred stockholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common stockholders ($0.24 per share)	–	–	–	–	–	(3,275)	–	(3,275)
Balance at March 31, 2009	10,841,062	$170,555	13,646,900	$136	$128,579	$183,451	$14,785	$497,506

Balance at December 31, 2009	10,841,062	$170,555	13,717,701	$137	$130,867	$197,140	$27,080	$525,779
Net income	–	–	–	–	–	10,407	–	10,407
Unrealized gains on securities (net of tax of $1,319)	–	–	–	–	–	–	2,099	2,099
Total comprehensive income								12,506
Stock-based compensation	–	–	–	–	24	–	–	24
Tax benefit from exercise of stock options	–	–	–	–	13	–	–	13
Shares sold – options exercised	–	–	19,978	–	662	–	–	662
Dividends declared to preferred stockholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common stockholders ($0.26 per share)	–	–	–	–	–	(3,572)	–	(3,572)
Balance at March 31, 2010	10,841,062	$170,555	13,737,679	$137	$131,566	$201,807	$29,179	$533,244

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

Note 1 – Consolidated Financial Statements

The unaudited condensed consolidated financial statements to which these notes are attached include, in our opinion, all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation (“NHC@ or the “Company”).  We assume that users of these interim financial statements have read or have access to the audited December 31, 2009 consolidated financial statements and Management=s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.  Our audited December 31, 2009 consolidated financial statements are available at our web site: www.nhccare.com.

Reclassifications –

The 2010 and 2009 financial information has been reclassified so the basis of presentation is consistent with that of the 2010 financial information.  Specifically, the Company reclassified “non-operating income” out of “other revenues” in the Consolidated Statements of Income.

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

Other revenues include the following:

	Three Months Ended March 31
(in thousands)	2010	2009
Insurance services	$4,389	$4,276
Management and accounting services fees	6,207	3,862
Rental income	3,049	3,096
Other	431	388
	$14,076	$11,622

Certain of our affiliates manage five long-term care centers owned by National Health Corporation (“National”).  During the three months ended March 31, 2010 and 2009, we recognized management fees and interest on management fees of $1,446,000 and $-0-, respectively.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

activities of the five centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Certain of our affiliates manage 15 long-term care centers that were previously owned by National Health Investors, Inc. (“NHI”).  During the three months ended March 31, 2010 and 2009, we recognized $1,257,000 and $738,000, respectively, of management fees and interest from these 15 long-term care centers.

Of the total 15 centers managed, the management fee revenues from seven centers were currently paid and recognized on the accrual method in 2010 and 2009.  The fees from the remaining eight centers, because of insufficient historical collections and the lack of expected future collections, are recognized only when realized.  Under the terms of the management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care centers.  Our affiliates continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Note 3 - Non-Operating Income

Non-operating income is outlined in the table below.  Non-operating income includes dividends and other realized gains and losses on securities, interest income and equity in earnings of unconsolidated investments.  Our most significant equity method investment is a 50% ownership and voting interest in Caris HealthCare L.P., a business that specializes in hospice care services.

	Three Months Ended March 31
	2010	2009
(in thousands)
Equity in earnings of unconsolidated investments	$2,258	$2,003
Dividends and other net realized gains and losses on sales of securities	1,140	1,062
Interest income	1,177	915
	$4,575	$3,980

Note 4 – Other Operating Expenses

Other operating expenses include the costs of care and services that we provide to the residents of our facilities and the costs of maintaining our facilities.  Our primary patient care costs include drugs, medical supplies, purchased professional services, food, professional insurance and licensing fees.  The primary facility costs include utilities and property insurance.

Note 5 – Earnings per Share

We compute earnings per share using the two-class method.  Under the two-class method, earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended March 31
(in thousands, except for share and per share amounts)	2010	2009
Basic:
Weighted average common shares outstanding	13,721,570	13,228,845
Net income	$10,407	$9,184
Dividends to preferred stockholders	2,168	2,168
Net income available to common stockholders	8,239	7,016
Earnings per common share, basic	$.60	$.53

Diluted:
Weighted average common shares outstanding	13,721,570	13,228,845
Dilutive effect of stock options	3,631	25,592
Assumed average common shares outstanding	13,725,201	13,254,437

Net income available to common stockholders	$8,239	$7,016

Net income for diluted earnings per common share	8,239	7,016
Earnings per common share, diluted	$.60	$.53

In the above table, 356,791 shares and 269,245 shares of stock options have been excluded in the 2010 and 2009 three month periods, respectively and 2,623,971 of preferred stock potential common shares issuable upon the conversion of the preferred stock have been excluded for 2010 and 2009, due to their anti-dilutive impact.

Note 6 - Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities and restricted marketable securities consist of the following:

	March 31, 2010		December 31, 2009
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$29,604	$74,358	$29,604	$71,280
Restricted investments available for sale:
Corporate debt securities	28,739	28,745	3,159	3,125
Commercial mortgage-backed securities	20,144	20,365	7,422	7,392
U.S. Treasury securities	10,760	10,701	8,918	8,833
U.S. government sponsored enterprise securities	5,379	5,396	–	–
State and municipal securities	1,301	1,307	–	–
	$95,927	$140,872	$49,103	$90,630

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)

	March 31, 2010			December 31, 2009
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$63,204	1,630,642	$24,734	$60,317

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	March 31, 2010		December 31, 2009
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$375	$378	$1,475	$1,493
1 to 5 years	33,907	33,891	13,105	12,984
6 to 10 years	14,000	14,015	4,919	4,873
Over 10 years	18,041	18,230	–	–
	$66,323	$66,514	$19,499	$19,350

Gross unrealized gains related to available for sale securities are $44,987,000 and $41,676,000 as of March 31, 2010 and December 31, 2009, respectively.  Gross unrealized losses related to available for sale securities were $42,000 and $149,000 as of March 31, 2010 and December 31, 2009, respectively.

Proceeds from the sale of investments in marketable securities during the periods ended March 31, 2010 and March 31, 2009 were $5,875,000, and $-0-, respectively.  Gross investment gains of $38,000 were realized on these sales during the period ended March 31, 2010.

Note 7 - Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value due to their short-term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long-term debt approximates fair value due to variable interest rates.  At March 31, 2010 and December 31, 2009, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  This accounting standard establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available.  The following summarizes the three levels of inputs that may be used to measure fair value:

Level 1 – The valuation is based on quoted prices in active markets for identical instruments.

Level 2 – The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – The valuation is based on unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the instrument.  Level 3 valuations are typically performed using pricing

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

models, discounted cash flow methodologies, or similar techniques that incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument, or valuations that require significant management judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices.  The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  Our Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each month, typically utilizing third party pricing services or other market observable data.  The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value.  These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.  We did not have any significant transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2010.

The following table summarizes fair value measurements by level at March 31, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2010	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash and cash equivalents	$43,379	$43,379	$–	$–
Marketable equity securities	74,358	74,358	–	–
Corporate debt securities	28,745	–	28,745	–
Commercial mortgage-backed securities	20,365	–	20,365	–
U.S. Treasury securities	10,701	10,701	–	–
U.S. government sponsored enterprise securities	5,396	–	5,396	–
State and municipal securities	1,307	–	1,307	–
Total financial assets	$184,251	$128,438	$55,813	$–

	Fair Value Measurements Using
December 31, 2009	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash and cash equivalents	$72,301	$72,301	$–	$–
Marketable equity securities	71,280	71,280	–	–
Corporate debt securities	3,125	3,125	–	–
Commercial mortgage-backed securities	7,392	–	7,392	–
U.S. Treasury securities	8,833	8,833	–	–
Total financial assets	$162,931	$155,539	$7,392	$–

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

Note 8 - Long-Term Debt and Commitments

Long-Term Debt—

Long-term debt consists of the following:

	Weighted Average Interest Rate	Maturities	Long-Term Debt
(dollars in thousands)			3/31/10	12/31/09

Revolving Credit Facility, interest payable monthly	Variable, 1.24%	2010	$-	$-

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			-	-
			$10,000	$10,000

Note 9 - $75,000,000 Revolving Credit Facility

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

Note 10 – Stock Option Plans

Our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (the APlan@) which provides for the grant of stock options to key employees, directors and non–employee consultants.  Under the Plan, the Compensation Committee of the Board of Directors (Athe Committee@) has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option (AISO@), a non–qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding.  The exercise price of any ISO=s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years.  The exercise price of any non–qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

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

	Three Months Ended March 31
	2010	2009
Risk-free interest rate	0.45%	4.00%
Expected volatility	31.9%	32.9%
Expected life, in years	1.0 years	1.0 years
Expected dividend yield	3.07%	2.07%
Expected forfeiture rate	0.00%	0.00%

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2008	992,196	$30.55	−
Options granted	113,914	37.37	−
Options exercised	(685,805)	22.44	−
Options cancelled	(35,000)	55.00	−
Options outstanding at December 31, 2009	385,305	44.78	−
Options granted	23,464	36.85	−
Options exercised	(19,978)	33.14	−
Options outstanding at March 31, 2010	388,791	$44.90	$(3,701,000)

Options exercisable at March 31, 2010	365,327	$45.42	$(3,664,000)

Options Outstanding March 31, 2010	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
138,171	$32.01 to $37.70	36.24	2.6
250,620	$44.25 to $52.50	49.67	2.1
388,791

At March 31, 2010, 365,327 options outstanding are exercisable.  Exercise prices on the options range from $32.01 to $52.50.  The weighted average remaining contractual life of options outstanding at March 31, 2010 is 2.3 years.  The weighted average fair value of options granted during the three months ended March 31, 2010 and 2009 were $4.14 ($97,000 in total) and $6.13 ($114,000 in total) per share, respectively.  The total intrinsic value of shares exercised during the three months ended March 31, 2010 and 2009 was $60,000 and $11,609,000, respectively.

Additionally, the Plan allows employees to purchase our shares of stock through payroll deductions.  Employees may terminate participation at any time.

Our policy is to issue new shares to satisfy share option exercises.  In addition to the stock options issued and outstanding under the Plan, we have reserved an additional 787,738 shares of common stock for issuance under the Plan.

NHC recognized $24,000 and $339,000 of share-based compensation expense for the three month periods ended March 31, 2010 and 2009, respectively.  Current accounting guidance requires the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  Tax deductions in excess of amounts recognized as compensation costs totaled $57,000 and $8,747,000 for the three months ended March 31, 2010 and 2009, respectively.  No share based compensation cost was capitalized during the current periods.  The total compensation cost related to non–vested awards not yet recognized at March 31, 2010 is $73,000 and the weighted average period over which it is to be recognized is .75 years.

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

Note 11 – Accounting for Uncertainty in Income Taxes

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

At March 31, 2010, we had $17,650,000 of unrecognized tax benefits, composed of $10,992,000 of deferred tax assets, $-0- of deferred tax liabilities, and $6,658,000 of permanent differences.  Accrued interest and penalties of $5,489,000 relate to unrecognized tax benefits at March 31, 2010.  Unrecognized tax benefits of $6,658,000, net of federal benefit, at March 31, 2010, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,654,000 relate to these permanent differences at March 31, 2010.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months of March 31, 2010, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,546,000, composed of temporary differences of $-0-, and permanent tax differences of $2,546,000.  Interest and penalties of $1,156,000 relate to these permanent difference changes within 12 months of March 31, 2010.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2006 (with certain state exceptions). Currently, there are no U.S. federal or state returns under examination.

Note 12 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $110,821,000   and $107,456,000 at March 31, 2010 and December 31, 2009, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

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

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financial statements within “Other Revenues” for the three months ended March 31, 2010 and 2009, respectively, are $1,299,000 and $1,318,000.  Associated losses and expenses are reflected in the consolidated financial statements as “Other operating costs and expenses”.

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced significant amounts of personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of March 31, 2010, we and/or our managed centers are currently defendants in 38 such claims covering the years 1999 through March 31, 2010.

Due to either the unavailability and/or prohibitive cost of quoted professional liability insurance coverage in 2002, we elected to pay the premiums into a wholly-owned licensed captive insurance company, incorporated in the Cayman Islands, for the purpose of managing our losses related to these risks.  Thus, for the years 2002-2010, insurance coverage for incidents occurring at all providers owned or leased, and most providers managed by us, is provided through this wholly-owned insurance company.  Current policies are written for a duration of twelve months.

Our insurance coverage for all years includes both primary and excess policies. In 2002, deductibles were eliminated and first dollar coverage was provided through the wholly-owned insurance company, while the excess coverage was provided by a third party insurer.

For 2003-2010, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit.  The limit was $17.0 million for the years 2010 and 2009, and $16.0 million for 2008.  There is a $9.0 million annual excess aggregate applicable to years 2008, 2009 and 2010.

For these professional liability insurance operations, the premium revenues reflected in the consolidated financial statements within “Other revenues” for the three months ended March 31, 2010 and 2009, respectively, are $1,111,000 and $1,162,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as “Other operating costs and expenses”.

Other Matters

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company is in the process of responding to the demand and will comply as required with the terms of the demand.

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

Note 13 – Subsequent Event

Effective May 1, 2010, we purchased for $14,850,000 in cash certain assets and assumed certain liabilities of three home health care (we call them homecare) programs located in South Carolina.  The three homecare programs are licensed in five South Carolina counties.

Note 14 – New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, which is included in the Codification under ASC Topic 855, Subsequent Events.  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective immediately.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC Topic 820, Fair Value Measurements and Disclosures.  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance is reflected in Note 7 – Fair Value Measurements.

In June 2009, the FASB issued ASU No. 2009-17, which is included in the Codification under ASC Topic 810, Consolidation (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”).  This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This update is effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption did not have a material impact on the Company’s consolidated financial statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (ANHC@ or the ACompany@) is a leading provider of long–term health care services.  We operate or manage, through certain affiliates, 77 long–term health care centers with 9,892 beds in 10 states and provide other services in two additional states.  These operations are provided by separately funded and maintained subsidiaries.  We provide long–term health care services to patients in a variety of settings including long–term nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, hospice programs, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services and lease properties to owners of long–term health care centers.

Summary of Goals and Areas of Focus

Earnings – To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

Development and Growth – In January 2010, we opened a new 120-bed skilled care and dementia center in Bluffton, South Carolina.  In March 2010, we opened a new 45-unit assisted living community in Mauldin, South Carolina. We have also initiated construction of a new 75-unit assisted living community in Parklane, South Carolina, and a 46-unit addition to our current Franklin, Tennessee assisted living community. We have Certificates of Need for a 92-bed healthcare center in Hendersonville, Tennessee and a 60-bed healthcare center in Tullahoma, Tennessee.  These projects are in preparation for future development.

We are continuing to develop an active hospice program in South Carolina independently of our partnership with Caris Healthcare and are also exploring opportunities to expand our home health care services.  In January 2009, we purchased five hospice locations in South Carolina and also opened a Greenville, South Carolina hospice location.   During 2010, we will apply for Certificates of Need for additional beds in select markets and new NHC construction opportunities for skilled nursing and assisted living facilities.  NHC will also continue to seek prudent acquisition opportunities in each of our lines of business.

Accrued Risk Reserves – Our accrued professional liability reserves, workers= compensation reserves and health insurance reserves totaled $110,821,000 at March 31, 2010 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund substantially all of our professional liability and workers= compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition – Third Party Payors – Approximately 64% (2009), 63% (2008), and 65% (2007) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  At March 31, 2010, we have made provisions for amounts due third party payors of approximately $19,520,000.  Revenues and results of operations in the three months ended March 31, 2010 and 2009 were not materially impacted by changes in estimates of settlements and final determinations.

Revenue Recognition – Private Pay – For private pay patients in skilled nursing or assisted living facilities, we bill room and board in advance for the current month with payment being due upon receipt of the statement in the month

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of March 31, 2010, we and/or our managed centers are defendants in 38 such claims inclusive of years 1999 through 2010.  It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.   It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring at all providers owned or leased by us, and most providers managed by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

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

Potential Recognition of Deferred Income - During 1988, we sold the assets of eight long-term health care centers to National Health Corporation (ANational@), our administrative general partner at the time of the sale.  The resulting profit of $15,745,000 was deferred.  $10,000,000 of the deferred gain and related deferred income taxes of $4,000,000 were recognized as income in December 2007 with the collection of the $10,000,000 note from National.  $3,745,000 of the deferred gain has been amortized into income on a straight-line basis over the 20-year management contract period.  Additional deferred income of $2,000,000 will be recognized when the Company no longer has an obligation to advance a $2,000,000 working capital loan which obligation has been extended until January 20, 2018 with the extension of the management agreement with National to that date.

Guarantees – At March 31, 2010, no agreements to guarantee debt of other parties are outstanding.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management=s judgment in their application.  There are also areas in which management=s judgment in selecting any available alternative would not produce a materially different result.  See our December 31, 2009 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

Recent developments –

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which represents significant changes to the current U.S. health care system (collectively the “Acts”). The Acts affect aging services providers, our partners

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

(employees) and our patients and residents in a multitude of ways.  We are currently evaluating the provisions of the Acts and do not expect material effects on our results of operations, liquidity and cash flows in 2010.  Some of the details affecting skilled nursing providers include a Medicare market basket freeze for fiscal 2010, preservation of the Medicare market basket update for fiscal 2011, and the initiation of the Medicare productivity adjustment starting in fiscal 2012 (which is expected to cut the fiscal 2011 update by an estimated 1%).  The Acts also delay the start of the Medicare RUG-IV classification system until October 1, 2011.  For home-based and community-based services, Medicaid coverage has been expanded.

We anticipate that many of the provisions of the Acts may be subject to further clarification and modification through the rule-making process.  It is uncertain at this time the effect the modifications will have on our future results of operations or cash flows.

Medicare—

Effective October 1, 2009, our PPS rates were decreased by a net of 1.1%. There was an inflationary increase of 2.2%, but there was also a recalibration of the nursing weights resulting in a reduction of 3.3%.  The net impact of the adjustments was a reduction of 1.1% to PPS rates.  The inflation update (or market basket increase) was 3.4% in 2008 and 3.3% in 2007.

For the first three months of 2010, our average Medicare per diem rate decreased 2.6% from the same period of 2009.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

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

For the first three months of 2010, our average Medicaid per diem increased by 3.5% over the same period in 2009.  We face challenges with respect to states’ Medicaid payments because many states currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce or slow the rate of increase in Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

Results for the three month period ended March 31, 2010 include a 4.5% increase in net revenues and an 8.1% increase in income before taxes compared to the same period in 2009.

Net patient revenues increased $4,894,000 or 3.2% compared to the same period last year. Medicare per diem rates decreased 2.6% compared to the quarter a year ago.  Medicaid and private pay per diem rates increased 3.5% and 4.0%, respectively, compared to the quarter a year ago.  Although our Medicare per diem rates decreased, our Medicare patient days increased 4.2%, which increased Medicare revenues 1.5% compared to the quarter a year ago.  Homecare operations also increased net patient revenues in the amount of $1,195,000 compared to the quarter a year ago.

The total census at owned and leased centers for the quarter averaged 92.4% (excluding the 120-bed Bluffton, South Carolina facility which opened January, 2010) compared to an average of 91.6% for the same quarter a year ago.

Other revenues increased $2,454,000 or 21.1% in the three-month 2010 period to $14,076,000 from $11,622,000 in the 2009 three-month period.  The increase in other revenues is primarily due from an increase in management and accounting services fees of $2,345,000.

Non-operating income increased $595,000, or 15.0%, to $4,575,000 in the three-month 2010 period in comparison to the three-month 2009 period.  The increase is due to the increase in equity in earnings of our unconsolidated investment in Caris Healthcare, L.P. ($266,000) and interest income ($262,000).

Total costs and expenses for the 2010 first quarter compared to the 2009 first quarter increased $6,686,000 or 4.4% to $159,798,000 from $153,112,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $5,350,000 or 5.9% to $96,076,000 from $90,726,000.  Other operating expenses increased $1,035,000 or 2.2% to $49,003,000 for the 2010 period compared to $47,968,000 for the 2009 period.  Rent expense increased $210,000 or 2.6% to $8,178,000 compared to $7,968,000 for the 2009 period.  Depreciation and amortization increased $184,000 or 3.0% to $6,427,000 from $6,243,000.  Interest costs decreased $93,000 to $114,000.

Increases in salaries, wages and benefits are due to the increased staffing from the opening of our new 120-bed skilled care and dementia center in Bluffton, South Carolina and our new 45-unit assisted living community in Parklane, South Carolina ($715,000), increased costs for therapist services ($1,061,000), and inflationary increases.  The majority of the increase in other operating expenses was also due to the opening of the two new facilities mentioned above ($465,000). Depreciation expense increased primarily due to the two new facilities being placed into service during the first quarter of 2010.

The income tax provision for the three months ended March 31, 2010 is $6,407,000 (an effective income tax rate of 38.1% which is in line with management’s expectations).  The income tax provision and effective tax rate for 2010 were favorably impacted by permanent differences.  The income tax provision for the three months ended March 31, 2009 was $6,373,000 (an effective tax rate of 41.0%).   The income tax provision and effective tax rate for the three months ended 2009 were unfavorably impacted by permanent differences.

Liquidity, Capital Resources, and Financial Condition

Sources and Uses of Funds - Our primary sources of cash include revenues from the healthcare and senior living facilities we operate, insurance services, management services and accounting services.  Our primary uses of cash include salaries, wages and other operating costs of our home office and the facilities we operate, the cost of additions to and acquisitions of real property, rent expenses, and dividend distributions.  These sources and uses of cash are reflected in

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

our Consolidated Statements of Cash Flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended March 31		Three Month Change
	2010	2009	$	%
Cash and cash equivalents at beginning of period	$39,022	$49,033	$(10,011)	(20.4)%

Cash provided from (used in) operating activities	(1,613)	4,478	(6,091)	(136.0)%

Cash (used in) investing activities	(4,451)	(4,115)	(336)	(8.2)%

Cash provided from (used in) financing activities	(5,169)	11,222	(16,391)	(146.1)%

Cash and cash equivalents at end of period	$27,789	$60,618	$(32,829)	(54.2)%

Operating Activities - Net cash used in operating activities for the three months ended March 31, 2010 was $1,613,000, as compared to $4,478,000 provided by operating activities in the same period last year. Cash used in operating activities for the current period were from increases in accounts receivable, restricted cash and cash equivalents, equity in earnings of unconsolidated investments, prepaid expenses, and a decrease in accrued payroll.  The decreases in operating activities were offset by increases in other current liabilities and accrued risk reserves, deferred income, accounts payable, and a decrease in income tax receivable.  The decrease in accrued payroll is due to the timing of payroll payments as well as payments of payroll taxes.

Investing Activities - Cash used in investing activities totaled $4,451,000 and $4,115,000 for the three months ended March 31, 2010 and 2009, respectively.  Cash used for property and equipment additions was $5,001,000 for the three months ended March 31, 2010 and $9,456,000 in the comparable period in 2009.  Cash provided by net collections of notes receivable was $548,000 in 2010 compared to $3,166,000 in 2009. The enhanced cash fund balance was liquidated in December 2009; therefore, there was no activity during the first quarter of 2010.  Cash was used in purchasing marketable securities of $52,699,000 and cash was provided from the sale of marketable securities of $5,875,000 for the first three months of 2010.   The Company did not purchase or sell any securities for the three months ended March 31, 2009.

Costs included in property and equipment additions include $1,905,000 for the completed 120-bed long-term health care center in Bluffton, South Carolina and $997,000 for the completed 45-unit assisted living community in Mauldin, South Carolina.  The purchases of marketable securities were funded from restricted cash balances to earn a better rate of return.

Financing Activities - Net cash used in financing activities totaled $5,169,000 in the three months ended March 31, 2010 compared to $11,222,000 net cash provided by financing activities in the same period in 2009.  Cash used for dividend payments to common and preferred stockholders totaled $5,729,000.  In the prior period, cash used for dividend payments to common and preferred stockholders totaled $5,291,000.  Tax benefits from exercise of stock options provided cash of $13,000 in 2010 and $3,499,000 in 2009.  In the current period, $662,000 of cash was provided by the issuance of common stock compared to $13,091,000 in the same period last year.

At March 31, 2010 and December 31, 2009, our ratio of long–term debt to total capitalization (total debt plus deferred income plus stockholders equity) was 1.8%.

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2010 are as follows (in thousands):

	Total		Less than 1 year		1-3 Years		3-5 Years	After 5 Years
Long-term debt principal	$10,000	$	−	$	−	$	−	$10,000
Long-term debt – interest	2,141		276		553		553	759
Obligations to complete construction	17,547		17,547		−		−	−
Operating leases	395,975		33,700		67,400		67,400	227,475
Total Contractual Cash Obligations	$425,663		$51,523		$67,953		$67,953	$238,234

Other noncurrent liabilities for uncertain tax positions of $8,680,000, attributable to permanent differences, at March 31, 2010 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 11 of the Interim Condensed Consolidated Financial Statements for a discussion on income taxes.

We started paying quarterly dividends in the second quarter of 2004 and anticipate the continuation of dividend payments as approved quarterly by the Board of Directors.

Short-term liquidity

Effective October 27, 2009, we extended the maturity of our $75,000,000 revolving credit agreement to October 26, 2010.  We currently do not have any funds drawn against the credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

As to short-term liquidity commitments, we have entered into an agreement to complete construction of a 75-unit assisted living community in Parklane, South Carolina and a 46-unit assisted living addition to our Cool Springs, Tennessee community.  At March 31, 2010, we are obligated on construction contracts in the amount of approximately $17,547,000, all of which is expected to require funding within the next twelve months.

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities.   In addition to cash flows from operations, our current cash on hand of $27,789,000 at March 31, 2010, marketable securities of $74,358,000 at March 31, 2010 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

by business, economic, financial and other factors, including potential changes in state and federal government payment rates for healthcare, customer demand, success of our marketing efforts, pressures from competitors, and the state of the economy, including the state of financial and credit markets.

Guarantees and Contingencies

Debt Guarantees—

At March 31, 2010, we have no guaranteed debt obligations.

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

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, which is included in the Codification under ASC Topic 855, Subsequent Events.  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective immediately.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC Topic 820, Fair Value Measurements and Disclosures.  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance is reflected in Note 7 – Fair Value Measurements.

In June 2009, the FASB issued ASU No. 2009-17, which is included in the Codification under ASC Topic 810, Consolidation (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”).  This updated guidance requires an analysis to determine whether a variable interest give the entity a controlling financial interest in a variable

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

interest entity.  It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This update is effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption did not have a material impact on the Company’s consolidated financial statements.

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

C

demographic changes.

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

See the notes to the quarterly financial statements, and AItem 1.  Business@ as is found in our 2009 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  This may be found on our web side at www.nhccare.com.  You should carefully consider these risks before making any investment in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and restricted cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months.  As a result of the short–term nature of our cash instruments, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments.

Approximately $20.0 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $6.2 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $33,000.

As of March 31, 2010 all of our long–term debt bears interest at variable interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $28,000.

The investments in restricted marketable securities, which consist of fixed-income debt securities, are primarily exposed to interest rate risk and credit risk.  Generally, the fair value of fixed-income investments moves inversely with movements in market interest rates.  The majority of the fixed-income portfolio is comprised of investments with short-term and intermediate-term maturities, which allows flexibility in reacting to fluctuations of interest rates.  The fixed-income portfolio is managed to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet current and intermediate obligations.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2010

(unaudited)

Item 4.  Controls and Procedures.

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Company=s management, including the Chief Executive Officer (ACEO@) and Principal Accounting Officer (APAO@), of the effectiveness of the design and operation of the Company=s disclosure controls and procedures.  Based on that evaluation, the Company=s management, including the CEO and PAO, concluded that the Company=s disclosure controls and procedures were effective as of March 31, 2010.  There have been no changes in the Company=s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company=s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 12 of this Form 10–Q.

Item 1A.  Risk Factors.

During the three months ended March 31, 2010, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation=s Annual Report on Form 10–K for the year ended December 31, 2009.

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

March 31, 2010

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 7, 2010	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: May 7, 2010	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Accounting Officer)