Form 10-Q
period 2010-06-30
NATIONAL HEALTHCARE CORP
filed 2010-08-05
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated file," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b–2 of the Exchange
Act). Yes ☐ No ☒

13,778,572 shares of common stock of the registrant were outstanding as of August 4, 2010.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
REVENUES:
Net patient revenues	$162,848	$155,849	$320,809	$308,916
Other revenues	12,787	11,798	26,863	23,420
Net revenues	175,635	167,647	347,672	332,336

COSTS AND EXPENSES:
Salaries, wages and benefits	97,680	91,875	193,756	182,601
Other operating	48,358	47,421	97,361	95,389
Rent	8,170	8,064	16,348	16,032
Depreciation and amortization	6,663	6,287	13,090	12,530
Interest	146	188	260	395
Total costs and expenses	161,017	153,835	320,815	306,947

Income Before Non-Operating Income	14,618	13,812	26,857	25,389
Non-Operating Income	4,959	4,389	9,534	8,369

Income Before Income Taxes	19,577	18,201	36,391	33,758
Income Tax Provision	(7,727)	(6,834)	(14,134)	(13,207)
Net Income	11,850	11,367	22,257	20,551

Dividends to preferred stockholders	(2,168)	(2,168)	(4,336)	(4,336)

Net income available to common stockholders	$9,682	$9,199	$17,921	$16,215

Earnings Per Common Share:
Basic	$.70	$.67	$1.30	$1.21
Diluted	$.70	$.67	$1.30	$1.20

Weighted Average Common Shares Outstanding:
Basic	13,746,482	13,658,141	13,734,095	13,444,679
Diluted	13,747,450	13,675,285	13,736,395	13,466,047

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$22,563	$39,022
Restricted cash and cash equivalents	53,879	96,934
Marketable securities	73,256	71,280
Restricted marketable securities	70,038	19,350
Accounts receivable, less allowance for doubtful accounts of $4,406 and $3,502, respectively	70,021	62,129
Inventories	8,356	7,393
Prepaid expenses and other assets	2,167	1,074
Federal income tax receivable	–	3,470
Total current assets	300,280	300,652

Property and Equipment:
Property and equipment, at cost	620,290	608,753
Accumulated depreciation and amortization	(194,745)	(181,177)
Net property and equipment	425,545	427,576

Other Assets:
Deposits	310	323
Goodwill	20,320	5,978
Notes receivable	26,046	26,805
Deferred income taxes	16,216	15,555
Investments in limited liability companies and other	12,506	11,643
Total other assets	75,398	60,304
Total assets	$801,223	$788,532

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2009 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$10,603	$10,909
Accrued payroll	39,912	46,149
Amounts due to third party payors	19,850	18,617
Accrued risk reserves	109,704	107,456
Deferred income taxes	9,290	8,427
Other current liabilities	14,044	15,117
Dividends payable	6,026	5,729
Accrued interest	48	81
Total current liabilities	209,477	212,485

Long-Term Debt	10,000	10,000
Other Noncurrent Liabilities	23,311	22,633
Deferred Lease Credits	1,817	2,423
Deferred Revenue	16,831	15,212

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,841,062 shares issued; 10,840,614 and 10,841,062 shares, respectively, outstanding; stated at liquidation of $15.75 per share	170,548	170,555
Common stock, $.01 par value; 30,000,000 shares authorized; 13,778,572 and 13,717,701 shares, respectively, issued and outstanding	138	137
Capital in excess of par value	132,158	130,867
Retained earnings	207,631	197,140
Unrealized gains on marketable securities, net of taxes	29,312	27,080
Total stockholders’ equity	539,787	525,779
Total liabilities and stockholders’ equity	$801,223	$788,532

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2009 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2010	2009
Cash Flows From Operating Activities:	(in thousands)
Net income	$22,257	$20,551
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	13,090	12,530
Provision for doubtful accounts receivable	904	347
Equity in earnings of unconsolidated investments	(4,483)	(4,343)
Distributions from unconsolidated investments	3,643	3,462
Deferred income taxes	(1,121)	(1,481)
Share-based compensation	87	1,087
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(5,301)	477
Accounts receivable	(8,796)	(935)
Income tax receivable	3,470	–
Inventories	(963)	457
Prepaid expenses and other assets	(1,093)	(1,017)
Trade accounts payable	(306)	(871)
Accrued payroll	(6,237)	(10,999)
Amounts due to third party payors	1,233	1,574
Accrued interest	(33)	(29)
Other current liabilities and accrued risk reserves	1,175	359
Entrance fee deposits	(549)	(400)
Other noncurrent liabilities	678	152
Deferred income	2,168	2,439
Net cash provided by operating activities	19,823	23,360
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(26,007)	(19,961)
Investments in notes receivable	–	(278)
Collections of notes receivable	759	3,412
Decrease in restricted cash and cash equivalents	48,356	–
Purchase of restricted marketable securities	(64,701)	–
Sale of restricted marketable securities	15,592	–
Changes in cash fund in liquidation	–	2,693
Net cash used in investing activities	(26,001)	(14,134)
Cash Flows From Financing Activities:
Payments on debt	–	(1)
Tax benefit from share-based compensation	189	3,582
Dividends paid to preferred stockholders	(4,336)	(4,336)
Dividends paid to common stockholders	(7,132)	(6,398)
Issuance of common shares	1,009	13,534
Decrease in deposits	13	343
Other	(24)	(447)
Net cash (used in) provided by financing activities	(10,281)	6,277
Net (Decrease) Increase in Cash and Cash Equivalents	(16,459)	15,503
Cash and Cash Equivalents, Beginning of Period	39,022	49,033
Cash and Cash Equivalents, End of Period	$22,563	$64,536

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Unrealized Gains (Losses) on Marketable Securities	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	10,841,062	$170,555	13,031,696	$130	$113,580	$179,710	$16,842	$480,817
Net income	–	–	–	–	–	20,551	–	20,551
Unrealized losses on securities (net of tax of $1,101)	–	–	–	–	–	–	(1,653)	(1,653)
Total comprehensive income								18,898
Share-based compensation	–	–	–	–	1,087	–	–	1,087
Tax benefit from exercise of stock options	–	–	–	–	1,573	–	–	1,573
Shares sold - options exercised	–	–	631,676	6	13,528	–	–	13,534
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,336)	–	(4,336)
Dividends declared to common stockholders ($0.50 per share)	–	–	–	–	–	(6,828)	–	(6,828)
Balance at June 30, 2009	10,841,062	$170,555	13,663,372	$136	$129,768	$189,097	$15,189	$504,745

Balance at December 31, 2009	10,841,062	$170,555	13,717,701	$137	$130,867	$197,140	$27,080	$525,779
Net income	–	–	–	–	–	22,257	–	22,257
Unrealized gains on securities (net of tax of $1,323)	–	–	–	–	–	–	2,232	2,232
Total comprehensive income								24,489
Share-based compensation	–	–	–	–	87	–	–	87
Tax benefit from exercise of stock options	–	–	–	–	189	–	–	189
Shares sold – options exercised	–	–	30,764	1	1,008	–	–	1,009
Restricted stock grants	–	–	30,000	–	–	–	–	–
Shares issued in conversion of preferred stock to common stock	(448)	(7)	107	–	7	–	–	–
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,336)	–	(4,336)
Dividends declared to common stockholders ($0.54 per share)	–	–	–	–	–	(7,430)	–	(7,430)
Balance at June 30, 2010	10,840,614	$170,548	13,778,572	$138	$132,158	$207,631	$29,312	$539,787

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

Note 1 – Consolidated Financial Statements

The unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation ("NHC@ or the "Company").  We assume that users of these interim financial statements have read or have access to the audited December 31, 2009 consolidated financial statements and Management=s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.  Our audited December 31, 2009 consolidated financial statements are available at our web site: www.nhccare.com.

Reclassifications –

The 2009 financial information has been reclassified so the basis of presentation is consistent with that of the 2010 financial information.  Specifically, the Company reclassified "non-operating income" out of "other revenues" in the Consolidated Statements of Income.

Note 2 – Other Revenues

Other revenues are outlined in the table below.  Revenues from insurance services include premiums for workers’ compensation, health insurance, and professional liability insurance policies that our wholly-owned limited purpose insurance subsidiaries have written for certain long-term health care centers to which we provide management or accounting services. Revenues from management and accounting services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers.  "Other" revenues include miscellaneous health care related earnings.

Other revenues include the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2010	2009	2010	2009
Insurance services	$4,361	$4.337	$8,750	$8,612
Management and accounting services fees	4,775	3,837	10,982	7,633
Rental income	3,148	3,207	6,197	6,303
Other	503	417	934	872
	$12,787	$11,798	$26,863	$23,420

Certain of our affiliates manage five long-term care centers owned by National Health Corporation ("National").  During the six months ended June 30, 2010 and 2009, we recognized management fees and interest on management fees of $2,248,000 and $-0-, respectively.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the five centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Certain of our affiliates manage 15 long-term care centers that were previously owned by National Health Investors, Inc. ("NHI").  During the six months ended June 30, 2010 and 2009, we recognized $2,022,000 and $1,488,000, respectively, of management fees and interest from these 15 long-term care centers.

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2010	2009	2010	2009
Equity in earnings of unconsolidated investments	$2,225	$2,340	$4,483	$4,343
Dividends and other net realized gains and losses on sales of securities	1,323	1,061	2,463	2,123
Interest income	1,411	988	2,588	1,903
	$4,959	$4,389	$9,534	$8,369

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

June 30, 2010

(unaudited)

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except for share and per share amounts)	2010	2009	2010	2009
Basic:
Weighted average common shares outstanding	13,746,482	13,658,141	13,734,095	13,444,679
Net income	$11,850	$11,367	$22,257	$20,551
Dividends to preferred stockholders	(2,168)	(2,168)	(4,336)	(4,336)
Net income available to common stockholders	9,682	9,199	17,921	16,215
Earnings per common share, basic	$.70	$.67	$1.30	$1.21

Diluted:
Weighted average common shares outstanding	13,746,482	13,658,141	13,734,095	13,444,679
Dilutive effect of stock options	–	17,144	1,816	21,368
Dilutive effect of restricted stock	968	–	484	–
Assumed average common shares outstanding	13,747,450	13,675,285	13,736,395	13,466,047

Net income available to common stockholders	$9,682	$9,199	$17,921	$16,215

Net income for diluted earnings per common share	9,682	9,199	17,921	16,215
Earnings per common share, diluted	$.70	$.67	$1.30	$1.20

In the above table, 515,007 and 269,245 options to purchase our common stock have been excluded for 2010 and 2009, respectively and 2,623,971 of preferred stock potential common shares issuable upon the conversion of the preferred stock have been excluded for 2010 and 2009, due to their anti-dilutive impact.

Note 6 - Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities and restricted marketable securities consist of the following:

	June 30, 2010		December 31, 2009
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$29,604	$73,256	$29,604	$71,280
Restricted investments available for sale:
Corporate debt securities	27,849	28,314	3,159	3,125
Commercial mortgage-backed securities	22,626	23,162	7,422	7,392
U.S. Treasury securities	8,800	9,096	8,918	8,833
U.S. government sponsored enterprise securities	5,375	5,478	–	–
State and municipal securities	3,958	3,988	–	–
	$98,212	$143,294	$49,103	$90,630

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)

	June 30, 2010			December 31, 2009
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$62,878	1,630,642	$24,734	$60,317

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$2,629	$2,657	$1,475	$1,493
1 to 5 years	54,167	55,110	13,105	12,984
6 to 10 years	10,878	11,334	4,919	4,873
Over 10 years	934	937	–	–
	$68,608	$70,038	$19,499	$19,350

Gross unrealized gains related to available for sale securities are $45,173,000 and $41,676,000 as of June 30, 2010 and December 31, 2009, respectively.  Gross unrealized losses related to available for sale securities were $91,000 and $149,000 as of June 30, 2010 and December 31, 2009, respectively.

Proceeds from the sale of investments in marketable securities during the six months ended June 30, 2010 and June 30, 2009 were $15,592,000 and $-0-, respectively.  Gross investment gains of $258,000 were realized on these sales during the six months ended June 30, 2010.

Note 7 - Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value due to their short-term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long-term debt approximates fair value due to variable interest rates.  At June 30, 2010 and December 31, 2009, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

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

Level 3 – The valuation is based on unobservable inputs that are supported by minimal or no market activity and

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

that are significant to the fair value of the instrument.  Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar techniques that incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument, or valuations that require significant management judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices.  The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  Our Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each month, typically utilizing third party pricing services or other market observable data.  The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value.  These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.  We did not have any significant transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2010.

The following table summarizes fair value measurements by level at June 30, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2010	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash and cash equivalents	$43,045	$43,045	$–	$–
Marketable equity securities	73,256	73,256	–	–
Corporate debt securities	28,314	–	28,314	–
Commercial mortgage-backed securities	23,162	–	23,162	–
U.S. Treasury securities	9,096	9,096	–	–
U.S. government sponsored enterprise securities	5,478	–	5,478	–
State and municipal securities	3,988	–	3,988	–
Total financial assets	$186,339	$125,397	$60,942	$–

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

	Fair Value Measurements Using
December 31, 2009	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash and cash equivalents	$72,301	$72,301	$–	$–
Marketable equity securities	71,280	71,280	–	–
Corporate debt securities	3,125	3,125	–	–
Commercial mortgage-backed securities	7,392	–	7,392	–
U.S. Treasury securities	8,833	8,833	–	–
Total financial assets	$162,931	$155,539	$7,392	$–

Note 8 - Long-Term Debt and Commitments

Long-Term Debt—

Long-term debt consists of the following:

	Weighted Average Interest Rate	Maturities	Long-Term Debt
(dollars in thousands)			6/30/10	12/31/09
Revolving Credit Facility, interest payable monthly	Variable, 1.35%	2010	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

Note 9 - $75,000,000 Revolving Credit Facility

 Effective October 27, 2009, we extended the maturity of our Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as lender (the "Lender").  The Credit Agreement provides for a $75,000,000 revolving credit facility (the "Credit Facility"), of which up to $5,000,000 may be utilized for letters of credit.

Borrowings bear interest at either (i) the Eurodollar rate plus 1.00% or (ii) the prime rate.  Letter of credit fees are equal to 1.00% times the maximum amount available to be drawn under outstanding letters of credit.  Prior to the extension, the borrowing bore interest at either (i) the Eurodollar rate plus 0.375% or (ii) the prime rate.

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

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

Note 10 – Share-Based Compensation

NHC recognizes share-based compensation for all stock options and restricted stock granted over the requisite service period using the fair value for these grants as estimated at the date of grant using the Black-Scholes pricing model.

The 2005 and 2010 Share-Based Compensation Plans

The Compensation Committee of the Board of Directors (“the Committee”) has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option (“ISO”), a non–qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding.  The exercise price of any ISO’s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years.  The exercise price of any non–qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as share-based payments to key employees, directors, and non-employee consultants.  During the second quarter of fiscal 2010, the Company granted and issued 30,000 restricted stock shares in accordance with the 2005 Plan.  These particular restricted stock shares vest on a graded five-year schedule.  At June 30, 2010, 779,052 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as share-based payments to key employees, directors, and non-employee consultants.  During the second quarter of fiscal 2010, the Company granted stock options to purchase 158,000 shares of our common stock in accordance with the 2010 Plan.  These particular stock options become vested and exercisable thirty days prior to the expiration date of the options, which is five years after the date of the grant.  At June 30, 2010, 1,042,000 shares were available for future grants under the 2010 Plan.

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

Compensation expense is recognized only for the awards that ultimately vest.  The compensation expense reported for share-based compensation totaled $87,000 for the six months ended June 30, 2010.  The expense consisted of $56,000 for stock options and $31,000 for restricted stock, as compared to $1,087,000 for the six months ended June 30, 2009, consisting of $1,087,000 for stock options and $-0- for restricted stock.  At June 30, 2010, we had $1,909,000 of unrecognized compensation cost related to unvested share-based compensation awards, which consisted of $906,000 for stock options and $1,003,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 4.7 years for stock options and 2.9 years for restricted stock.  Share-based compensation is included in “Salaries, wages and benefits” in the Consolidated Statements of Income.

The following table summarizes our outstanding stock options for the six months ended June 30, 2010 and for the year ended December 31, 2009.

	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value
Options outstanding at December 31, 2008	992,196	$30.55
Options granted	113,914	37.37
Options exercised	(685,805)	22.44
Options cancelled or expired	(35,000)	55.00
Options outstanding at December 31, 2009	385,305	44.78
Options granted	181,680	35.56
Options exercised	(30,664)	32.75
Options cancelled or expired	(21,314)	32.01
Options outstanding at June 30, 2010	515,007	$42.77	$	−

Options exercisable at June 30, 2010	333,327	$46.70	$	−

Options Outstanding June 30, 2010	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
264,387	35.37 to 37.70	36.23	4.2
250,620	44.25 to 52.50	49.67	1.9
515,007

The following table summarizes our restricted stock activity for the six months ended June 30, 2010.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at December 31, 2009	–	$–
Award shares granted	30,000	34.46
Award shares vested	–	–
Unvested restricted shares at June 30, 2010	30,000	$34.46

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

Note 11 – Accounting for Uncertainty in Income Taxes

NHC continually evaluates for uncertain tax positions.  Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have made adequate provision for unrecognized tax benefits related to uncertain tax positions.  However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.  We believe that our liabilities reflect the anticipated outcome of known uncertain tax positions in conformity with ASC Topic 740, Income Taxes (previously FIN 48, "Accounting for Uncertainty of Income Taxes – an interpretation of SFAS No. 109").  Our liabilities for unrecognized tax benefits are presented in the consolidated balance sheets within Other Noncurrent Liabilities.

At June 30, 2010, we had $17,720,000 of unrecognized tax benefits, composed of $11,062,000 of deferred tax assets, $-0- of deferred tax liabilities, and $6,658,000 of permanent differences.  Accrued interest and penalties of $5,591,000 relate to unrecognized tax benefits at June 30, 2010.  Unrecognized tax benefits of $6,658,000, net of federal benefit, at June 30, 2010, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,791,000 relate to these permanent differences at June 30, 2010.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months beginning June 30, 2010, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,546,000, composed of temporary differences of $-0-, and permanent tax differences of $2,546,000.  Interest and penalties of $1,191,000 relate to these permanent difference changes within 12 months beginning June 30, 2010.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2006 (with certain state exceptions). Currently, there are no U.S. federal or state returns under examination.

Note 12 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $109,704,000   and $107,456,000 at June 30, 2010 and December 31, 2009, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

June 30, 2010

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

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financial statements within "Other Revenues" for the six months ended June 30, 2010 and 2009, respectively, are $2,645,000 and $2,666,000.  Associated losses and expenses are reflected in the consolidated financial statements as "Other operating costs and expenses".

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced significant amounts of personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of June 30, 2010, we and/or our managed centers are currently defendants in 38 such claims covering the years 1999 through June 30, 2010.

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

For these professional liability insurance operations, the premium revenues reflected in the consolidated financial statements within "Other revenues" for the six months ended June 30, 2010 and 2009, respectively, are $2,222,000 and $2,323,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as "Other operating costs and expenses".

Other Matters

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company is in the process of responding to the demand and will comply as required with the terms of the demand.

Note 13 –Acquisition of South Carolina Homecare Business

Effective May 1, 2010, we purchased for $14,850,000 in cash certain assets and assumed certain liabilities of three homecare programs located in South Carolina.  The three homecare programs are licensed in five South Carolina

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

counties.  We accounted for the acquisition in accordance with ASC Topic 805, Business Combinations.  ASC Topic 805 states the purchase price should be allocated based upon the fair value of the identifiable assets acquired and liabilities assumed with the excess of the fair value of the consideration provided over the fair value of the identifiable assets and liabilities recorded as goodwill.  As a result of the acquisition, we recorded $14,342,000 as goodwill, all of which is expected to be fully deductible as amortized for income tax purposes.  The operating results of the three homecare programs have been included in the consolidated financial statements since May 1, 2010, the acquisition date.  The unaudited pro forma results are not disclosed due to the results being immaterial to the consolidated financial statements.

Note 14 – New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-09, which is included in the Codification under ASC Topic 855, Subsequent Events.  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective immediately.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

In June 2009, the FASB issued ASU No. 2009-17, which is included in the Codification under ASC Topic 810, Consolidation (previously SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)").  This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This update is effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption did not have a material impact on the Company’s consolidated financial statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of long–term health care services.  We operate or manage, through certain affiliates, 77 long–term health care centers with 9,742 beds in 10 states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long–term health care services to patients in a variety of settings including long–term nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, hospice programs, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services and lease properties to owners of long–term health care centers.

Summary of Goals and Areas of Focus

Earnings – To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

Development and Growth – In January 2010, we opened a new 120-bed skilled care and dementia center in Bluffton, South Carolina.  In March 2010, we opened a new 45-unit assisted living community in Mauldin, South Carolina. We have also initiated construction of a new 75-unit assisted living community in Parklane, South Carolina, and a 46-unit addition to our existing Franklin, Tennessee assisted living community. We have Certificates of Need for a 92-bed healthcare center in Hendersonville, Tennessee, a 60-bed healthcare center in Tullahoma, Tennessee, and a 150-bed healthcare center in Nashville, Tennessee.  These projects are in preparation for future development.

In January 2009, we purchased five hospice locations in South Carolina and also opened a Greenville, South Carolina hospice location.   In May 2010, we purchased three homecare programs located in South Carolina.  These three homecare locations are licensed in five South Carolina counties.

During 2010, we may apply for Certificates of Need for additional beds in select markets and new NHC construction opportunities for skilled nursing and assisted living facilities.  NHC will also continue to seek prudent acquisition opportunities in each of our lines of business.

Accrued Risk Reserves – Our accrued professional liability reserves, workers= compensation reserves and health insurance reserves totaled $109,704,000 at June 30, 2010 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund substantially all of our professional liability and workers= compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition – Third Party Payors – Approximately 64% (2009), 63% (2008), and 65% (2007) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  At June 30, 2010, we have made provisions for amounts due third party payors of approximately $19,850,000.  Revenues and results of operations in the six months ended June 30, 2010 and 2009 were not materially impacted by changes in estimates of settlements and final determinations.

Revenue Recognition – Private Pay – For private pay patients in skilled nursing or assisted living facilities, we bill room and board in advance for the current month with payment being due upon receipt of the statement in the month

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of June 30, 2010, we and/or our managed centers are defendants in 38 such claims inclusive of years 1999 through 2010.  It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.   It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

We continually monitor and evaluate the carrying amount of our notes receivable in accordance with ASC Topic 310, Receivables (previously SFAS No. 114, "Accounting by Creditors for Impairment of a Loan  - an Amendment of SFAS Nos. 5 and 15") .  It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of the receivables changes over time.  We continually review and refine our estimation process to make it as reactive to these changes as possible.  However, we cannot guarantee that we will be able to accurately estimate credit losses on these balances.  It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

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

Guarantees – At June 30, 2010, no agreements to guarantee debt of other parties are outstanding.

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

Recent developments –

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which represents significant changes to the current U.S. health care system (collectively the "Acts"). The Acts affect aging services providers, our partners

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

(employees) and our patients and residents in a multitude of ways.  We are evaluating the provisions of the Acts and do not expect material effects on our results of operations, liquidity and cash flows in 2010.  We anticipate many of the provisions of the Acts may be subject to further clarification and modification through the rule-making process.  It is uncertain at this time the effect the modifications will have on our future results of operations or cash flows.

Medicare—

Effective October 1, 2010, CMS stated national PPS rates will increase by a net of 1.7%. There will be an inflationary increase of 2.3%, but there will also be a negative .6 percentage point forecast error adjustment.  The net of these two adjustments will be an increase of 1.7% to PPS rates.  The PPS rates had a net decrease in 2009 of 1.1% and an increase of 3.4% in 2008.  The effect of these rate changes on our revenues is dependent upon our total census and the mix of our patients at the PPS pay rates.

For the first six months of 2010, our average Medicare per diem rate decreased 0.2% compared to the same period in 2009.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Effective October 1, 2010, hospice agencies will receive Medicare payments which represent a 1.8% increase.  The effect on NHC revenues is dependent upon our number of hospice patents after this effective date.

Effective January 1, 2011, home health agencies will receive Medicare payments which represent a 4.75% decrease.   We estimate the effect of the revenue decrease for NHC homecare programs to be approximately $3,400,000, or $850,000 per quarter.

Medicaid—

Tennessee annual Medicaid rate increases were implemented effective July 1, 2009.  Tennessee Medicaid only funded 20% of the ceiling rate increases for all skilled and intermediate providers.  We estimate the resulting increase in revenue from this payment source was approximately $89,000 per quarter.  Due to state budgetary allocations, no rate increases will be implemented effective July 1, 2010.

Missouri Medicaid funded a global rate increase for all providers of $6.15 per day effective July 1, 2009.  The quarterly effect of these rate increases for NHC was approximately $345,000.  No increase or decrease in these rates is expected effective July 1, 2010.

South Carolina annual Medicaid rate increases were implemented effective October 1, 2009.  We estimate the resulting increase in revenue for NHC was approximately $682,000 per quarter.  Due to state budgetary allocations, some South Carolina centers' annual Medicaid rates will decrease effective October 1, 2010.  We estimate the resulting decrease in revenue for NHC will be approximately $10,750 per quarter.

Georgia Medicaid funded a new fair rental value system retroactively to July 1, 2009.  We estimate the resulting increase in revenue for NHC from July 1, 2009 through June 30, 2010 was approximately $181,000, or $45,250 per quarter.

For the first six months of 2010, our average Medicaid per diem overall increased by 3.0% compared to the same period in 2009.  We face challenges with respect to states’ Medicaid payments because many states currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce or slow the rate of increase in Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

Results for the three month period ended June 30, 2010 include a 4.8% increase in net revenues and a 7.6% increase in income before taxes compared to the same period in 2009.

Included in the operating results for the three month period ended June 30, 2010 that are not included in the operating results for the same period a year ago are the operations of one skilled nursing facility, one assisted living community, and five homecare programs.   If the operations of these newly constructed or acquired facilities are excluded, results for the three month period ended June 30, 2010 include a 3.3% increase in net revenues and a 13.2% increase in income before taxes compared to the same period in 2009.

Net patient revenues increased $6,999,000 or 4.5% compared to the same period last year. Medicare per diem rates decreased slightly compared to the quarter a year ago (decreased 0.042%).  Medicaid and private pay per diem rates increased 2.4% and 3.2%, respectively, compared to the quarter a year ago.  Although our Medicare per diem rates were flat, our Medicare patient days increased 6.4%, which increased Medicare revenues 6.4% compared to the quarter a year ago.  Homecare operations also increased net patient revenues in the amount of $1,896,000 compared to the quarter a year ago.

The total census at owned and leased centers for the quarter averaged 92.2% (excluding the 120-bed Bluffton, South Carolina facility which opened January, 2010) compared to an average of 92.1% for the same quarter a year ago.

Other revenues increased $989,000 or 8.4% in the three-month 2010 period to $12,787,000 from $11,798,000 in the 2009 three-month period.  The increase in other revenues is primarily due from an increase in management and accounting services fees of $938,000, of which $802,000 of the increase was paid from National.

Non-operating income increased $570,000, or 13.0%, to $4,959,000 in the three-month 2010 period in comparison to the three-month 2009 period.  The increase is primarily due to an increase in interest and investment income related to the increased invested amounts in restricted marketable securities ($708,000).

Total costs and expenses for the 2010 second quarter compared to the 2009 second quarter increased $7,182,000 or 4.7% to $161,017,000 from $153,835,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $5,805,000 or 6.3% to $97,680,000 from $91,875,000.  Other operating expenses increased $937,000 or 2.0% to $48,358,000 for the 2010 period compared to $47,421,000 for the 2009 period.  Rent expense increased $106,000 or 1.3% to $8,170,000 compared to $8,064,000 for the 2009 period.  Depreciation and amortization increased $376,000 or 5.9% to $6,663,000 from $6,287,000.  Interest costs decreased $42,000 to $146,000.

Increases in salaries, wages and benefits are due to the increased staffing from the opening of our new 120-bed skilled care and dementia center in Bluffton, South Carolina and our new 45-unit assisted living community in Mauldin, South Carolina ($825,000), the acquisition and staffing of four new homecare locations in South Carolina and one homecare location in Tennessee ($901,000), increased costs for therapist services ($883,000), an increased provision for workers’ compensation claims ($1,859,000), and inflationary increases.  The increase in other operating expenses was also due to the opening of the two new facilities and five new homecare locations mentioned above ($1,407,000). Depreciation expense increased primarily due to the two new facilities being placed into service during the first quarter of 2010.

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

The income tax provision for the three months ended June 30, 2010 is $7,727,000 (an effective income tax rate of 39.5% which is in line with management’s expectations).  The income tax provision and effective tax rate for 2010 were unfavorably impacted by permanent differences including nondeductible expenses.  The income tax provision for the three months ended June 30, 2009 was $6,834,000 (an effective tax rate of 37.5%).   The income tax provision and effective tax rate for the three months ended 2009 were favorably impacted by permanent differences.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.

Results for the six-month period ended June 30, 2010 include a 4.6% increase in net revenues and a 7.8% increase in income before taxes compared to the same period in 2009.

Included in the operating results for the six-month period ended June 30, 2010 that are not included in the operating results of the same period a year ago are the operations of one skilled nursing facility, one assisted living community, and five homecare programs.   If the operations of these newly constructed or acquired facilities are excluded, results for the six month period ended June 30, 2010 include a 3.8% increase in net revenues and a 14.5% increase in income before taxes compared to the same period in 2009.

Net patient revenues increased $11,893,000 or 3.8% compared to the same period last year. Medicare per diem rates decreased 0.2% compared to the six months a year ago.  Medicaid and private pay per diem rates increased 3.0% and 3.6%, respectively, compared to the six months a year ago.  Although our Medicare per diem rates decreased, our Medicare patient days increased 5.3%, which increased Medicare revenues 4.9% compared to the six months a year ago. Homecare operations also increased net patient revenues in the amount of $3,097,000 compared to the six months a year ago.

The total census at owned and leased centers for the six months averaged 92.0% (excluding the 120-bed Bluffton, South Carolina facility which opened January, 2010) compared to an average of 91.9% for the same period a year ago.

Other revenues increased $3,443,000 or 14.7% in the six-month 2010 period to $26,863,000 from $23,420,000 in the 2009 six-month period.  The increase in other revenues is primarily due from an increase in management and accounting services fees of $3,349,000, of which $2,248,000 of the increase was paid from National.

Non-operating income increased $1,165,000 or 13.9%, to $9,534,000 in the six-month 2010 period in comparison to the six-month 2009 period.  The increase is primarily due to an increase in interest and investment income related to the increased invested amounts in restricted marketable securities ($1,472,000).

Total costs and expenses for the 2010 six-month period compared to the 2009 six-month period increased $13,868,000 or 4.5% to $320,815,000 from $306,947,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $11,155,000 or 6.1% to $193,756,000 from $182,601,000.  Other operating expenses increased $1,972,000 or 2.1% to $97,361,000 for the 2010 period compared to $95,389,000 for the 2009 period.  Rent expense increased $316,000 or 1.9% to $16,348,000 compared to $16,032,000 for the 2009 period.  Depreciation and amortization increased $560,000 or 4.5% to $13,090,000 from $12,530,000.  Interest costs decreased $135,000 to $260,000.

Increases in salaries, wages and benefits are due to the increased staffing from the opening of our new 120-bed skilled care and dementia center in Bluffton, South Carolina and our new 45-unit assisted living community in Mauldin, South Carolina ($1,346,000), the acquisition and staffing of four new homecare locations in South Carolina and one homecare location in Tennessee ($1,096,000), increased costs for therapist services ($1,944,000), an increased provision for workers’ compensation claims ($2,161,000), and inflationary increases.  The increase in other operating expenses was also due to the opening of the two new facilities and five new homecare locations mentioned above ($2,257,000).

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

Depreciation expense increased primarily due to the two new facilities being placed into service during the six-month period of 2010.

The income tax provision for the six months ended June 30, 2010 is $14,134,000 (an effective tax rate of 38.8% which is in line with management’s expectations).  The income tax provision and effective tax rate for 2010 were unfavorably impacted by permanent differences including nondeductible expenses.  The income tax provision for the six months ended June 30, 2009 was $13,207,000 (an effective tax rate of 39.1%).   The income tax provision and effective tax rate for the six months ended 2009 were favorably impacted by permanent differences.

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

	Six Months Ended June 30		Six Month Change
	2010	2009	$	%
Cash and cash equivalents at beginning of period	$39,022	$49,033	$(10,011)	(20.4)%

Cash provided from operating activities	19,823	23,360	(3,537)	(15.1)%

Cash (used in) investing activities	(26,001)	(14,134)	(11,867)	(84.0)%

Cash (used in) provided from financing activities	(10,281)	6,277	(16,558)	(263.8)%

Cash and cash equivalents at end of period	$22,563	$64,536	$(41,973)	(65.0)%

Operating Activities - Net cash provided by operating activities for the six months ended June 30, 2010 was $19,823,000 as compared to $23,360,000 provided by operating activities in the same period last year. Cash used in operating activities for the current period were from increases in accounts receivable, restricted cash and cash equivalents, equity in earnings of unconsolidated investments, prepaid expenses, and a decrease in accrued payroll.  The decreases in operating activities were offset by increases in other current liabilities and accrued risk reserves, deferred income, and a decrease in income tax receivable.  The increase in restricted cash and cash equivalents is from NHC healthcare entities paying insurance premiums into NHC insurance companies, which restrict the cash payment.  The increase in accounts receivable is due to the timing of receipts and payments between NHC and our managed healthcare facilities. The decrease in accrued payroll is due to the timing of payroll payments as well as payments of payroll taxes.

Investing Activities - Cash used in investing activities totaled $26,001,000 and $14,134,000 for the six months ended June 30, 2010 and 2009, respectively.  Cash used for property and equipment additions was $26,007,000 for the six months ended June 30, 2010 and $19,961,000 in the comparable period in 2009.  Cash provided by net collections of notes receivable was $759,000 in 2010 compared to $3,412,000 in 2009. The enhanced cash fund balance was liquidated in December 2009; therefore, there was no activity during the first six months of 2010.  There has been $48,356,000 funded from our restricted cash and cash equivalents into restricted marketable securities for the six months ended June 30, 2010.  Cash was used in purchasing restricted marketable securities of $64,701,000 and cash was provided from the sale of marketable securities of $15,592,000 for the first six months of 2010.

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

Costs included in property and equipment additions include $1,996,000 for the completed 120-bed long-term health care center in Bluffton, South Carolina, $1,285,000 for the completed 45-unit assisted living community in Mauldin, South Carolina, and $2,699,000 for the construction-in-progress of a 75-unit assisted living community in Parklane, South Carolina and a 46-unit assisted living addition to our Franklin, Tennessee community.  Also included in property and equipment additions for the six-month period ended June 30, 2010 was goodwill in the amount of $14,342,000.  Goodwill was recorded from the purchase of three homecare locations effective May 1, 2010.  The purchases of restricted marketable securities were funded from restricted cash balances to earn a better rate of return.

Financing Activities - Net cash used in financing activities totaled $10,281,000 in the six months ended June 30, 2010 compared to $6,277,000 net cash provided by financing activities in the same period in 2009.  Cash used for dividend payments to common and preferred stockholders totaled $11,468,000.  In the prior period, cash used for dividend payments to common and preferred stockholders totaled $10,734,000.  Tax benefits from exercise of stock options provided cash of $189,000 in 2010 and $3,582,000 in 2009.  In the current period, $1,009,000 of cash was provided by the issuance of common stock compared to $13,534,000 in the same period last year.

At June 30, 2010 and December 31, 2009, our ratio of long–term debt to total capitalization (total debt plus deferred income plus stockholders equity) was 1.8%.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2010 are as follows (in thousands):

	Total		1 year		1-3 Years		3-5 Years	After 5 Years
Long-term debt – principal	$10,000	$	−	$	−	$	−	$10,000
Long-term debt – interest	2,072		276		553		553	690
Obligations to complete construction	15,277		15,277		−		−	−
Operating leases	387,550		33,700		67,400		67,400	219,050
Total Contractual Cash Obligations	$414,899		$49,253		$67,953		$67,953	$229,740

Other noncurrent liabilities for uncertain tax positions of $6,658,000, attributable to permanent differences, at June 30, 2010 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 11 of the Interim Condensed Consolidated Financial Statements for a discussion on income taxes.

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

As to short-term liquidity commitments, we have entered into an agreement to complete construction of a 75-unit assisted living community in Parklane, South Carolina and a 46-unit assisted living addition to our Franklin, Tennessee community.  At June 30, 2010, we are obligated on construction contracts in the amount of approximately $15,277,000, all of which is expected to require funding within the next twelve months.

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $22,563,000 at June 30, 2010, marketable securities of $73,256,000 at June 30, 2010 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.

Long-term liquidity

Our $75,000,000 revolving credit agreement matures on October 26, 2010.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender that there is any question about renewal, there has been no commitment at this time.  We entered into this loan originally on October 30, 2007, and have renewed the loan twice with one year maturities.  At the inception and at each renewal, the lender offered longer maturities, but the Company chose a one-year maturity because of the terms.  If we are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt and contractual obligations and will be limited in our ability to fund future growth opportunities.

Our ability to refinance the credit agreement, to meet our long-term contractual obligations and to finance our operating requirements, and growth and development plans will depend upon our future performance, which will be affected by business, economic, financial and other factors, including potential changes in state and federal government payment rates for healthcare, customer demand, success of our marketing efforts, pressures from competitors, and the state of the economy, including the state of financial and credit markets.

Guarantees and Contingencies

Debt Guarantees—

At June 30, 2010, we have no guaranteed debt obligations.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

government agencies.  Although we obtain general indemnifications from sellers covering such matters, there can be no assurance that any specific matter will be covered by such indemnifications, or if covered, that such indemnifications will be adequate to cover potential losses and fines.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-09, which is included in the Codification under ASC Topic 855, Subsequent Events.  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective immediately.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

In June 2009, the FASB issued ASU No. 2009-17, which is included in the Codification under ASC Topic 810, Consolidation (previously SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)").  This updated guidance requires an analysis to determine whether a variable interest give the entity a controlling financial interest in a variable interest entity.  It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This update is effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption did not have a material impact on the Company’s consolidated financial statements.

Forward–Looking Statements

References throughout this document to the Company include National HealthCare Corporation and its wholly–owned subsidiaries.  In accordance with the Securities and Exchange Commissions “Plain English” guidelines, this Quarterly Report on Form 10–Q has been written in the first person.  In this document, the words “we”, “our”, “ours” and “us” refer only to National HealthCare Corporation and its wholly–owned subsidiaries and not any other person.

This Quarterly Report on Form 10–Q and other information we provide from time to time, contains certain “forward–looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995.  All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three–year strategic plan, and similar statements including, without limitations, those containing words such as “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans”, and other similar expressions are forward–looking statements.

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

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

C

the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

C

changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

C

liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 12:  Guarantees and Contingencies);

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

C

demographic changes.

See the notes to the quarterly financial statements, and “Item 1.  Business” as is found in our 2009 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  This may be found on our web side at www.nhccare.com.  You should carefully consider these risks before making any investment in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

Approximately $19.9 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $6.1 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $32,000.

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

As of June 30, 2010 all of our long–term debt bears interest at variable interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $28,000.

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

Equity Price Risk

We consider our investments in marketable securities as “available for sale” securities and unrealized gains and losses, net of applicable income taxes, are recorded in stockholders’ equity in accordance with ASC Topic 320, Investments – Debt and Equity Securities (previously SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities").  The investments in marketable securities, which consist of equity securities, are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market price. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of our investments in marketable equity securities.

Item 4.  Controls and Procedures.

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 12 of this Form 10–Q.

Item 1A.  Risk Factors.

During the six months ended June 30, 2010, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

NATIONAL HEALTHCARE CORPORATION

June 30, 2010

(unaudited)

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 5, 2010	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: August 5, 2010	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)