Form 10-Q
period 2010-09-30
NATIONAL HEALTHCARE CORP
filed 2010-11-08
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

13,575,772 shares of common stock of the registrant were outstanding as of November 1, 2010.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
REVENUES:
Net patient revenues	$165,344	$154,546	$486,153	$463,462
Other revenues	11,920	12,840	38,783	36,260
Net revenues	177,264	167,386	524,936	499,722

COSTS AND EXPENSES:
Salaries, wages and benefits	98,531	91,834	292,287	274,435
Other operating	49,296	47,199	146,657	142,588
Rent	8,231	8,032	24,579	24,064
Depreciation and amortization	6,800	6,335	19,890	18,865
Interest	136	159	396	554
Total costs and expenses	162,994	153,559	483,809	460,506

Income Before Non-Operating Income	14,270	13,827	41,127	39,216
Non-Operating Income	5,424	4,244	14,958	12,613

Income Before Income Taxes	19,694	18,071	56,085	51,829
Income Tax Provision	(4,611)	(5,727)	(18,745)	(18,934)
Net Income	15,083	12,344	37,340	32,895

Dividends to preferred stockholders	(2,169)	(2,169)	(6,505)	(6,505)

Net income available to common stockholders	$12,914	$10,175	$30,835	$26,390

Earnings Per Common Share:
Basic	$.95	$.74	$2.25	$1.95
Diluted	$.95	$.74	$2.25	$1.95

Weighted Average Common Shares Outstanding:
Basic	13,649,174	13,675,162	13,705,477	13,522,351
Diluted	13,650,916	13,685,572	13,707,590	13,540,066

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$28,868	$39,022
Restricted cash and cash equivalents	53,014	96,934
Marketable securities	83,349	71,280
Restricted marketable securities	72,268	19,350
Accounts receivable, less allowance for doubtful accounts of $4,561 and $3,502, respectively	64,169	62,129
Inventories	7,700	7,393
Prepaid expenses and other assets	1,531	1,074
Federal income tax receivable	-	3,470
Total current assets	310,899	300,652

Property and Equipment:
Property and equipment, at cost	622,398	608,753
Accumulated depreciation and amortization	(196,701)	(181,177)
Net property and equipment	425,697	427,576

Other Assets:
Deposits	339	323
Goodwill	20,320	5,978
Notes receivable	25,779	26,805
Deferred income taxes	14,184	15,555
Investments in limited liability companies and other	13,110	11,643
Total other assets	73,732	60,304
Total assets	$810,328	$788,532

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2009 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September. 30, 2010	December 31, 2009
	(unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$10,079	$10,909
Accrued payroll	39,537	46,149
Amounts due to third party payors	20,558	18,617
Accrued risk reserves	109,162	107,456
Deferred income taxes	13,638	8,427
Other current liabilities	13,425	15,117
Dividends payable	5,983	5,729
Accrued interest	12	81
Total current liabilities	212,394	212,485

Long-Term Debt	10,000	10,000
Other Noncurrent Liabilities	20,881	22,633
Deferred Lease Credits	1,515	2,423
Deferred Revenue	15,549	15,212

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,840,614 and 10,841,062 shares, respectively, issued and outstanding; stated at liquidation of $15.75 per share	170,548	170,555
Common stock, $.01 par value; 30,000,000 shares authorized; 13,595,772 and 13,717,701 shares, respectively, issued and outstanding	136	137
Capital in excess of par value	126,337	130,867
Retained earnings	216,739	197,140
Unrealized gains on marketable securities, net of taxes	36,229	27,080
Total stockholders’ equity	549,989	525,779
Total liabilities and stockholders’ equity	$810,328	$788,532

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2009 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2010	2009
Cash Flows From Operating Activities:	(in thousands)
Net income	$37,340	$32,895
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	19,890	18,865
Provision for doubtful accounts receivable	1,059	332
Equity in earnings of unconsolidated investments	(6,899)	(6,593)
Distributions from unconsolidated investments	5,455	5,285
Gains on sale of restricted marketable securities	(702)	–
Deferred income taxes	913	(5,056)
Share-based compensation	205	1,116
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(4,098)	7,215
Accounts receivable	(3,099)	5,574
Income tax receivable	3,470	–
Inventories	(307)	258
Prepaid expenses and other assets	(457)	(470)
Trade accounts payable	(830)	(2,028)
Accrued payroll	(6,612)	(13,757)
Amounts due to third party payors	1,941	2,065
Accrued interest	(69)	(5)
Other current liabilities and accrued risk reserves	14	3,906
Entrance fee deposits	(519)	(400)
Other noncurrent liabilities	(1,752)	3,651
Deferred income	856	1,665
Net cash provided by operating activities	45,799	54,518
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(33,261)	(32,070)
Investments in notes receivable	–	(8,327)
Collections of notes receivable	1,026	4,697
Decrease in restricted cash and cash equivalents	48,018	–
Purchase of restricted marketable securities	(85,484)	–
Sale of restricted marketable securities	36,017	–
Changes in cash fund in liquidation	–	6,065
Net cash used in investing activities	(33,684)	(29,635)
Cash Flows From Financing Activities:
Payments on debt	–	(2)
Tax benefit from share-based compensation	189	3,602
Dividends paid to preferred stockholders	(6,505)	(6,505)
Dividends paid to common stockholders	(10,982)	(9,950)
Issuance of common shares	1,012	14,179
Repurchase of common shares	(5,944)	–
Decrease in deposits	(16)	343
Other	(23)	(464)
Net cash (used in) provided by financing activities	(22,269)	1,203
Net (Decrease) Increase in Cash and Cash Equivalents	(10,154)	26,086
Cash and Cash Equivalents, Beginning of Period	39,022	49,033
Cash and Cash Equivalents, End of Period	$28,868	$75,119

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Unrealized Gains on Marketable Securities	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	10,841,062	$170,555	13,031,696	$130	$113,580	$179,710	$16,842	$480,817
Net income	–	–	–	–	–	32,895	–	32,895
Unrealized gains on securities (net of tax of $2,828)	–	–	–	–	–	–	4,238	4,238
Total comprehensive income								37,133
Share-based compensation	–	–	–	–	1,116	–	–	1,116
Tax benefit from exercise of stock options	–	–	–	–	1,585	–	–	1,585
Shares sold - options exercised	–	–	651,091	7	14,172	–	–	14,179
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,505)	–	(6,505)
Dividends declared to common stockholders ($0.76 per share)	–	–	–	–	–	(10,385)	–	(10,385)
Balance at September 30, 2009	10,841,062	$170,555	13,682,787	$137	$130,453	$195,715	$21,080	$517,940

Balance at December 31, 2009	10,841,062	$170,555	13,717,701	$137	$130,867	$197,140	$27,080	$525,779
Net income	–	–	–	–	–	37,340	–	37,340
Unrealized gains on securities (net of tax of $5,669)	–	–	–	–	–	–	9,149	9,149
Total comprehensive income								46,489
Share-based compensation	–	–	30,000	–	205	–	–	205
Tax benefit from exercise of stock options	–	–	–	–	189	–	–	189
Shares sold – options exercised	–	–	30,864	1	1,011	–	–	1,012
Shares repurchased			(182,900)	(2)	(5,942)			(5,944)
Shares issued in conversion of preferred stock to common stock	(448)	(7)	107	–	7	–	–	–
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,505)	–	(6,505)
Dividends declared to common stockholders ($0.82 per share)	–	–	–	–	–	(11,236)	–	(11,236)
Balance at September 30, 2010	10,840,614	$170,548	13,595,772	$136	$126,337	$216,739	$36,229	$549,989

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

Note 1 – Consolidated Financial Statements

The unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation ("NHC" or the "Company").  We assume that users of these interim financial statements have read or have access to the audited December 31, 2009 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.  Our audited December 31, 2009 consolidated financial statements are available at our web site: www.nhccare.com.

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

Other revenues include the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2010	2009	2010	2009
Insurance services	$4,164	$4,329	$12,914	$12,941
Management and accounting services fees	4,306	5,054	15,288	12,686
Rental income	3,149	3,161	9,346	9,464
Other	301	296	1,235	1,169
	$11,920	$12,840	$38,783	$36,260

Certain of our affiliates manage five long-term care centers owned by National Health Corporation ("National").  During the nine months ended September 30, 2010 and 2009, we recognized management fees and interest on management fees of $3,142,000 and $1,200,000, respectively, from these centers.

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

September 30, 2010

(unaudited)

unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the five centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Certain of our affiliates manage 15 long-term care centers that were previously owned by National Health Investors, Inc. ("NHI").  During the nine months ended September 30, 2010 and 2009, we recognized $3,321,000 and $2,248,000, respectively, of management fees and interest from these 15 long-term care centers.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2010	2009	2010	2009
Equity in earnings of unconsolidated investments	$2,416	$2,251	$6,899	$6,593
Dividends and other net realized gains and losses on sales of securities	1,597	1,061	4,060	3,185
Interest income	1,411	932	3,999	2,835
	$5,424	$4,244	$14,958	$12,613

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

September 30, 2010

(unaudited)

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(in thousands, except for share and per share amounts)	2010	2009	2010	2009
Basic:
Weighted average common shares outstanding	13,649,174	13,675,162	13,705,477	13,522,351
Net income	$15,083	$12,344	$37,340	$32,895
Dividends to preferred stockholders	(2,169)	(2,169)	(6,505)	(6,505)
Net income available to common stockholders	12,914	10,175	30,835	26,390
Earnings per common share, basic	$.95	$.74	$2.25	$1.95

Diluted:
Weighted average common shares outstanding	13,649,174	13,675,162	13,705,477	13,522,351
Dilutive effect of stock options	-	10,410	1,210	17,715
Dilutive effect of restricted stock	1,742	–	903	–
Assumed average common shares outstanding	13,650,916	13,685,572	13,707,590	13,540,066

Net income available to common stockholders	$12,914	$10,175	$30,835	$26,390

Net income for diluted earnings per common share	12,914	10,175	30,835	26,390
Earnings per common share, diluted	$.95	$.74	$2.25	$1.95

In the above table, 514,642 and 269,245 options to purchase our common stock have been excluded for 2010 and 2009, respectively, and 2,623,862 and 2,623,971 of potential common shares issuable upon the conversion of the preferred stock have been excluded for 2010 and 2009, respectively, due to their anti-dilutive impact.

Note 6 - Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities and restricted marketable securities consist of the following:

	September 30, 2010		December 31, 2009
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$29,604	$83,349	$29,604	$71,280
Restricted investments available for sale:
Corporate debt securities	27,792	29,014	3,159	3,125
Commercial mortgage-backed securities	26,338	27,153	7,422	7,392
U.S. Treasury securities	8,201	8,435	8,918	8,833
U.S. government sponsored enterprise securities	3,385	3,534	–	–
State and municipal securities	3,953	4,132	–	–
	$99,273	$155,617	$49,103	$90,630

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)

	September 30, 2010			December 31, 2009
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$71,846	1,630,642	$24,734	$60,317

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$3,151	$3,168	$1,475	$1,493
1 to 5 years	47,092	48,684	13,105	12,984
6 to 10 years	15,538	16,492	4,919	4,873
Over 10 years	3,888	3,924	–	–
	$69,669	$72,268	$19,499	$19,350

Gross unrealized gains related to available for sale securities are $56,364,000 and $41,676,000 as of September 30, 2010 and December 31, 2009, respectively.  Gross unrealized losses related to available for sale securities were $20,000 and $149,000 as of September 30, 2010 and December 31, 2009, respectively.

Proceeds from the sale of investments in marketable securities during the nine months ended September 30, 2010 and September 30, 2009 were $36,017,000 and $-0-, respectively.  Gross investment gains of $702,000 were realized on these sales during the nine months ended September 30, 2010.

Note 7 - Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long-term debt approximates fair value due to variable interest rates.  At September 30, 2010 and December 31, 2009, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

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

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices.  The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  Our Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each month, typically utilizing third party pricing services or other market observable data.  The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value.  These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.  We did not have any significant transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2010.

The following table summarizes fair value measurements by level at September 30, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2010	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$28,868	$28,868	$–	$–
Restricted cash and cash equivalents	53,014	53,014	–	–
Marketable equity securities	83,349	83,349	–	–
Corporate debt securities	29,014	–	29,014	–
Commercial mortgage-backed securities	27,153	–	27,153	–
U.S. Treasury securities	8,435	8,435	–	–
U.S. government sponsored enterprise securities	3,534	–	3,534	–
State and municipal securities	4,132	–	4,132	–
Total financial assets	$237,499	$173,666	$63,833	$–

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

	Fair Value Measurements Using
December 31, 2009	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$39,022	$39,022	$–	$–
Restricted cash and cash equivalents	96,934	96,934	–	–
Marketable equity securities	71,280	71,280	–	–
Corporate debt securities	3,125	3,125	–	–
Commercial mortgage-backed securities	7,392	–	7,392	–
U.S. Treasury securities	8,833	8,833	–	–
Total financial assets	$226,586	$219,194	$7,392	$–

Note 8 - Long-Term Debt and Commitments

Long-Term Debt—

Long-term debt consists of the following:

	Weighted Average Interest Rate	Maturities	Long-Term Debt
(dollars in thousands)			9/30/10	12/31/09
Revolving Credit Facility, interest payable monthly	Variable, 1.26%	2011	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

Note 9 - $75,000,000 Revolving Credit Facility

 Effective October 26, 2010, we extended the maturity of our Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as lender (the "Lender").  The Credit Agreement provides for a $75,000,000 revolving credit facility (the "Credit Facility"), of which up to $5,000,000 may be utilized for letters of credit.

Borrowings bear interest at either (i) the Eurodollar rate plus 1.00% or (ii) the prime rate.  Letter of credit fees are equal to 1.00% times the maximum amount available to be drawn under outstanding letters of credit.  The rates and fees are unchanged from those in effect prior to the extension.

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

Commitment fees are payable on the daily unused portion of the Credit Facility at a rate of twenty (20) basis points per annum.  NHC is permitted to prepay the loans outstanding under the Credit Facility at any time, without penalty.

The Credit Facility matures on October 25, 2011.  Between 90 and 120 days prior to the maturity date, NHC may request the extension of the maturity date.  If the Lender elects to consent to such extension, subject to certain conditions, the maturity date will be extended to the date which is 364 days after the then maturity date.

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

Note 10 – Share-Based Compensation

NHC recognizes share-based compensation for all stock options and restricted stock granted over the requisite service period using the fair value for these grants as estimated at the date of grant either using the Black-Scholes pricing model for stock options or the quoted market price for restricted stock.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as share-based payments to key employees, directors, and non-employee consultants.  During the second quarter of fiscal 2010, the Company granted and issued 30,000 restricted stock shares in accordance with the 2005 Plan.  These particular restricted stock shares vest on a graded five-year schedule.  At September 30, 2010, 779,052 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as share-based payments to key employees, directors, and non-employee consultants.  During the second quarter of fiscal 2010, the Company granted stock options to purchase 158,000 shares of our common stock in accordance with the 2010 Plan.  These particular stock options become vested and exercisable thirty days prior to the expiration date of the options, which is five years after the date of the grant. At September 30, 2010, 1,042,000 shares were available for future grants under the 2010 Plan.

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

Compensation expense is recognized only for the awards that ultimately vest.  The compensation expense reported for share-based compensation totaled $205,000 for the nine months ended September 30, 2010.  The expense consisted of $123,000 for stock options and $82,000 for restricted stock, as compared to $1,116,000 for the nine months ended September 30, 2009, consisting of $1,116,000 for stock options and $-0- for restricted stock.  At September 30, 2010, we had $1,789,000 of unrecognized compensation cost related to unvested share-based compensation awards, which consisted of $838,000 for stock options and $951,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 4.5 years for stock options and 2.8 years for restricted stock.  Share-based compensation is included in “Salaries, wages and benefits” in the Consolidated Statements of Income.

The following table summarizes our outstanding stock options for the nine months ended September 30, 2010 and for the year ended December 31, 2009.

	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value
Options outstanding at December 31, 2008	992,196	$30.55
Options granted	113,914	37.37
Options exercised	(685,805)	22.44
Options cancelled or expired	(35,000)	55.00
Options outstanding at December 31, 2009	385,305	44.78
Options granted	181,315	35.56
Options exercised	(30,664)	32.75
Options cancelled or expired	(21,314)	32.01
Options outstanding at September 30, 2010	514,642	$42.78	$	−

Options exercisable at September 30, 2010	333,327	$46.70	$	−

Options Outstanding Sept. 30, 2010	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
264,022	35.37 to 37.70	36.23	3.9
250,620	44.25 to 52.50	49.67	1.6
514,642

The following table summarizes our restricted stock activity for the nine months ended September 30, 2010.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at December 31, 2009	–	$–
Award shares granted	30,000	34.46
Award shares vested	–	–
Unvested restricted shares at September 30, 2010	30,000	$34.46

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

Note 11 – Accounting for Uncertainty in Income Taxes

NHC continually evaluates for uncertain tax positions.  Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have made adequate provision for unrecognized tax benefits related to uncertain tax positions.  However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.  We believe that our liabilities reflect the anticipated outcome of known uncertain tax positions in conformity with ASC Topic 740, Income Taxes.  Our liabilities for unrecognized tax benefits are presented in the consolidated balance sheets within Other Noncurrent Liabilities.

At September 30, 2010, we had $16,348,000 of unrecognized tax benefits, composed of $10,885,000 of deferred tax assets, $-0- of deferred tax liabilities, and $5,463,000 of permanent differences.  Accrued interest and penalties of $4,533,000 relate to unrecognized tax benefits at September 30, 2010.  Unrecognized tax benefits of $5,463,000, net of federal benefit, at September 30, 2010, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,766,000 relate to these permanent differences at September 30, 2010.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months beginning September 30, 2010, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,450,000, composed of temporary differences of $-0-, and permanent tax differences of $2,450,000.  Interest and penalties of $787,000 relate to these permanent difference changes within 12 months beginning September 30, 2010.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2007 (with certain state exceptions). Currently, there are no U.S. federal or state returns under examination.

Note 12 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $109,162,000   and $107,456,000 at September 30, 2010 and December 31, 2009, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

September 30, 2010

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

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financial statements within "Other Revenues" for the nine months ended September 30, 2010 and 2009, respectively, are $3,827,000 and $4,037,000.  Associated losses and expenses are reflected in the consolidated financial statements as "Other operating costs and expenses".

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced significant amounts of personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of September 30, 2010, we and/or our managed centers are currently defendants in 29 such claims covering the years 2002 through September 30, 2010.

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

For 2003-2010, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit.  The limit was $17.0 million for the years 2010 and 2009, and $16.0 million for 2008.  There is a $9.0 million annual excess aggregate applicable to years 2010, 2009 and 2008.

For these professional liability insurance operations, the premium revenues reflected in the consolidated financial statements within "Other revenues" for the nine months ended September 30, 2010 and 2009, respectively, are $3,331,000 and $3,485,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as "Other operating costs and expenses".

Other Matters

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company has responded to the demand and will comply as required with the terms of the demand.

Note 13 –Acquisition of South Carolina Homecare Business

Effective May 1, 2010, we purchased for $14,850,000 in cash certain assets and assumed certain liabilities of three homecare programs located in South Carolina.  The three homecare programs are licensed in five South Carolina

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

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

Note 14 – New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This update requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.  The guidance is generally effective for reporting periods ending after December 15, 2010.  We are currently assessing the effects of this update and will provide the required disclosure in the 2010 Annual Report.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements.  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective immediately.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance is reflected in Note 7 – Fair Value Measurements.

In September 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (VIEs).  This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE.  The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also who has the obligation to absorb losses or rights to receive benefits from the VIE.  It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise's involvement with variable interest entities.  This update was effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption did not have a material impact on the Company’s consolidated financial statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of long-term health care services.  We operate or manage, through certain affiliates, 77 long-term health care centers with 9,742 beds in 10 states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, hospice programs, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services and lease properties to owners of long-term health care centers.

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

Summary of Goals and Areas of Focus

Earnings – To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Development and Growth – In January 2009, we purchased five hospice locations in South Carolina and also opened a Greenville, South Carolina hospice location.  In January 2010, we opened a new 120-bed skilled care and dementia center in Bluffton, South Carolina.  In March 2010, we opened a new 45-unit assisted living community in Mauldin, South Carolina. In May 2010, we purchased three homecare programs located in South Carolina.  These three homecare locations are licensed in five South Carolina counties.  We have also initiated construction of a new 75-unit assisted living community in Parklane, South Carolina, and a 46-unit addition to our existing Franklin, Tennessee assisted living community.

We have Certificates of Need for a 92-bed healthcare center in Hendersonville, Tennessee, a 90-bed healthcare center in Tullahoma, Tennessee, and a 150-bed healthcare center in Nashville, Tennessee.  These projects are in preparation for future development.  During 2010, we may apply for Certificates of Need for additional beds in select markets and new construction opportunities for skilled nursing and assisted living facilities.  NHC will also continue to seek prudent acquisition opportunities in each of our lines of business.

Accrued Risk Reserves – Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $109,162,000 at September 30, 2010 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund substantially all of our professional liability and workers’ compensation liabilities.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition – Third Party Payors – Approximately 64% (2009), 63% (2008), and 65% (2007) of our net revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.  At September 30, 2010, we have made

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

provisions for amounts due third party payors of approximately $20,558,000.  Revenues and results of operations in the nine months ended September 30, 2010 and 2009 were not materially impacted by changes in estimates of settlements and final determinations.

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

Accrued Risk Reserves – We are principally self-insured for risks related to employee health insurance, workers’ compensation and professional and general liability claims.  The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims.  Our policy with respect to a significant portion of our workers’ compensation and professional and general liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims.  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis.

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of September 30, 2010, we and/or our managed centers are defendants in 29 such claims inclusive of years 2002 through 2010.  It remains possible that these pending matters plus potential unasserted claims could exceed our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.   It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

Our accounts receivable from private paying patients and our notes receivable are subject to credit losses.  We have attempted to reserve for expected accounts receivable credit losses based on our past experience with similar accounts receivable and believe our reserves to be adequate.

We continually monitor and evaluate the carrying amount of our notes receivable in accordance with ASC Topic 310, Receivables.  It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of the receivables changes over time.  We continually review and refine our estimation process to make it as reactive to these changes as possible.  However, we cannot guarantee that we will be able to accurately estimate credit losses on these balances.  It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

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

Guarantees – At September 30, 2010, no agreements to guarantee debt of other parties are outstanding.

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

Government Program Financial Changes

Cost containment will continue to be a priority for Federal and State governments for health care services, including the types of services we provide.  Government reimbursement programs such as Medicare and Medicaid prescribe, by law, the billing methods and amounts that health care providers may charge and be reimbursed to care for patients covered by these programs. Congress has passed a number of laws that have effected major changes in the Medicare and Medicaid programs. The Balanced Budget Act of 1997 sought to achieve a balanced federal budget by, among other things, reducing federal spending on Medicare and Medicaid to various providers.  The Balanced Budget Act of 1997 defined the Medicare Prospective Payment System ("PPS") and this System has subsequently been refined in 1999, 2000, 2005, 2006 and 2010.

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

Recent developments –

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which represents significant changes to the current U.S. health care system (collectively the "Acts"). The Acts affect aging services providers, our partners (employees) and our patients and residents in a multitude of ways.  We are evaluating the provisions of the Acts and do not expect material effects on our results of operations, liquidity and cash flows in 2010.  We anticipate many of the provisions of the Acts may be subject to further clarification and modification through the rule-making process.  It is uncertain at this time the effect the modifications will have on our future results of operations or cash flows.

Medicare—

On July 16, 2010, CMS issued its final rule regarding PPS rates for skilled nursing facilities for the 2011 fiscal year, which commences on October 1, 2010.  This rule provides for an inflationary increase of 2.3% which is reduced by a negative .6 percentage point forecast error adjustment, generating a net market basket increase of 1.7%.  The PPS rates had a net market basket decrease of 1.1% in 2009 and a net market basket increase of 3.4% in 2008.

The final CMS ruling also addressed the postponement of the new Resource Utilization Group (“RUG”) IV system and the development of a new Hybrid RUG III system (“HR-III”).   The HR-III system will not be ready for implementation on the effective date of October 1, 2010.  Consequently, CMS will make payments under the RUG-IV system on an interim basis, beginning with service dates of October 1, 2010 until the HR-III system is implemented.  Payments would then be adjusted retroactively from the date of the HR-III implementation to October 1, 2010.  RUG-IV will be fully implemented in the next fiscal year beginning October 1, 2011.

CMS has stated the transition from RUG-III to HR-III will be on a budget neutral basis.  Based on this assertion, we believe the impact of HR-III will be budget neutral plus a market basket increase of 1.7%.  The effect of these rate changes on our revenues is dependent upon our total census and the mix of our patients at the PPS pay rates.

For the first nine months of 2010, our average Medicare per diem rate increased 0.2% compared to the same period in 2009.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Effective October 1, 2010, hospice agencies will receive Medicare payments which represent a 1.8% increase.  The effect on NHC revenues is dependent upon our number of hospice patents after this effective date.

Effective January 1, 2011, home health agencies will receive Medicare payments which represent a 4.8% decrease.   We estimate the effect of the revenue decrease for NHC homecare programs to be approximately $3,400,000, or $850,000 per quarter.

Medicaid—

Tennessee annual Medicaid rate increases were implemented effective July 1, 2010.  Tennessee Medicaid fully funded the ceiling rate increases for all skilled and intermediate providers.  We estimate the resulting increase in revenue from this payment source is approximately $592,000 per quarter.

Due to state budgetary allocations in South Carolina, some South Carolina centers' annual Medicaid rates will decrease effective October 1, 2010.  We estimate the resulting decrease in revenue for NHC will be approximately $10,750 per quarter.

For the first nine months of 2010, our average Medicaid per diem overall increased by 3.5% compared to the same period in 2009.  We face challenges with respect to states’ Medicaid payments because many states currently do not

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  In February 2006, Congress enacted the Deficit Reduction Act, or DRA, which included several provisions designed to reduce or slow the rate of increase in Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.

Results for the three month period ended September 30, 2010 include a 5.9% increase in net revenues and a 9.0% increase in income before taxes compared to the same period in 2009.

Included in the operating results for the three month period ended September 30, 2010 that are not included in the operating results for the same period a year ago are the operations of one skilled nursing facility, one assisted living community, and three homecare programs.   If the operations of these newly constructed or acquired facilities are excluded, results for the three month period ended September 30, 2010 include a 3.8% increase in net revenues and a 12.4% increase in income before taxes compared to the same period in 2009.

Net patient revenues increased $10,798,000 or 7.0% compared to the same period last year. Medicare per diem rates increased 1.3% compared to the quarter a year ago.  Medicaid and private pay per diem rates increased 4.6% and 4.2%, respectively, compared to the quarter a year ago.  In combination with our Medicare per diem rates increasing, our Medicare patient days increased 5.5%, which increased Medicare revenues 6.8% compared to the quarter a year ago.  Homecare operations also increased net patient revenues in the amount of $1,884,000 compared to the quarter a year ago.

The total census at owned and leased centers for the quarter averaged 92.1% (92.6% if operations owned less than one year are removed) compared to an average of 92.0% (92.4% if operations owned less than a year are removed) for the same quarter a year ago.

Other revenues decreased $920,000 or 7.2% in the three-month 2010 period to $11,920,000 from $12,840,000 in the 2009 three-month period.  The decrease in other revenues is primarily due from a decrease in management and accounting services fees of $748,000, of which $306,000 of the decrease was from National facilities.

Non-operating income increased $1,180,000, or 27.8%, to $5,424,000 in the three-month 2010 period in comparison to the three-month 2009 period.  The increase is primarily due to an increase in interest income related to the increased invested amounts in restricted marketable securities ($479,000) and dividend income related to marketable securities ($536,000).

Total costs and expenses for the 2010 third quarter compared to the 2009 third quarter increased $9,435,000 or 6.1% to $162,994,000 from $153,559,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $6,697,000 or 7.3% to $98,531,000 from $91,834,000.  Other operating expenses increased $2,097,000 or 4.4% to $49,296,000 for the 2010 period compared to $47,199,000 for the 2009 period.  Rent expense increased $199,000 or 2.5% to $8,231,000 compared to $8,032,000 for the 2009 period.  Depreciation and amortization increased $465,000 or 7.3% to $6,800,000 from $6,335,000.  Interest costs decreased $23,000 to $136,000.

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

Increases in salaries, wages and benefits are due to the increased staffing from the opening of our new 120-bed skilled care and dementia center in Bluffton, South Carolina and our new 45-unit assisted living community in Mauldin, South Carolina ($1,060,000), the acquisition and staffing of three new homecare locations in South Carolina ($1,139,000), increased costs for therapist services ($1,008,000), an increased provision for workers’ compensation claims ($1,190,000), and inflationary increases.  The increase in other operating expenses was also due to the opening of the two new facilities and three new homecare locations mentioned above ($1,496,000). Depreciation expense increased primarily due to the two new facilities being placed into service during the first quarter of 2010.

The income tax provision for the three months ended September 30, 2010 is $4,611,000 (an effective income tax rate of 23.4%).  The income tax provision and effective tax rate for the three months ended September 30, 2010 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the provision of $651,000 or 3.3% of income before taxes.  The income tax provision and effective tax rate for 2010 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,721,000 composed of $2,502,000 tax and $1,219,000 of interest and penalties on permanent differences, or 18.9% of income before taxes in 2010.  The income tax provision for the three months ended September 30, 2009 was $5,727,000 (an effective tax rate of 31.7%).   The income tax provision and effective tax rate for the three months ended September 30, 2009 were favorably impacted by statute of limitation expirations and adjustments to unrecognized tax benefits resulting in a benefit to the provision of $1,553,000 composed of $941,000 tax and $612,000 of interest and penalties on permanent differences, or 8.6% of income before taxes in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009.

Results for the nine-month period ended September 30, 2010 include a 5.1% increase in net revenues and an 8.2% increase in income before taxes compared to the same period in 2009.

Included in the operating results for the nine-month period ended September 30, 2010 that are not included in the operating results of the same period a year ago are the operations of one skilled nursing facility, one assisted living community, and three homecare programs.   If the operations of these newly constructed or acquired facilities are excluded, results for the nine month period ended September 30, 2010 include a 3.9% increase in net revenues and a 13.7% increase in income before taxes compared to the same period in 2009.

Net patient revenues increased $22,691,000 or 4.9% compared to the same period last year. Medicare per diem rates increased 0.2% compared to the nine months a year ago.  Medicaid and private pay per diem rates increased 3.5% and 3.8%, respectively, compared to the nine months a year ago.  In combination with our Medicare per diem rates increasing, our Medicare patient days increased 5.4%, which increased Medicare revenues 5.5% compared to the nine months a year ago. Homecare operations also increased net patient revenues in the amount of $4,973,000 compared to the nine months a year ago.

The total census at owned and leased centers for the nine months averaged 92.0% (92.6% if operations owned less than one year are removed) compared to an average of 92.0% (92.3% if operations owned less than one year are removed) for the same period a year ago.

Other revenues increased $2,523,000 or 7.0% in the nine-month 2010 period to $38,783,000 from $36,260,000 in the 2009 nine-month period.  The increase in other revenues is primarily due from an increase in management and accounting services fees of $2,602,000, of which $1,942,000 of the increase was paid from National.

Non-operating income increased $2,345,000, or 18.6%, to $14,958,000 in the nine-month 2010 period in comparison to the nine-month 2009 period.  The increase is primarily due to an increase in interest income related to the increased invested amounts in restricted marketable securities ($1,164,000) and dividend income related to marketable securities ($875,000).

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

Total costs and expenses for the 2010 nine-month period compared to the 2009 nine-month period increased $23,303,000 or 5.1% to $483,809,000 from $460,506,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $17,852,000 or 6.5% to $292,287,000 from $274,435,000.  Other operating expenses increased $4,069,000 or 2.9% to $146,657,000 for the 2010 period compared to $142,588,000 for the 2009 period.  Rent expense increased $515,000 or 2.1% to $24,579,000 compared to $24,064,000 for the 2009 period.  Depreciation and amortization increased $1,025,000 or 5.4% to $19,890,000 from $18,865,000.  Interest costs decreased $158,000 to $396,000.

Increases in salaries, wages and benefits are due to the increased staffing from the opening of our new 120-bed skilled care and dementia center in Bluffton, South Carolina and our new 45-unit assisted living community in Mauldin, South Carolina ($2,406,000), the acquisition and staffing of three new homecare locations in South Carolina ($1,890,000), increased costs for therapist services ($2,952,000), an increased provision for workers’ compensation claims ($3,350,000), and inflationary increases.  The increase in other operating expenses was also due to the opening of the two new facilities and three new homecare locations mentioned above ($3,387,000). Depreciation expense increased primarily due to the two new facilities being placed into service during the nine-month period of 2010.

The income tax provision for the nine months ended September 30, 2010 is $18,745,000 (an effective tax rate of 33.4%).  The income tax provision and effective tax rate for the nine months ended September 30, 2010 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the provision of $786,000 or 1.4% of income before taxes.  The income tax provision and effective tax rate for 2010 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,721,000 composed of $2,502,000 tax and $1,219,000 of interest and penalties on permanent differences, or 6.6% of income before taxes in 2010.  The income tax provision for the nine months ended September 30, 2009 was $18,934,000 (an effective tax rate of 36.5%).   The income tax provision and effective tax rate for the nine months ended 2009 were favorably impacted by statute of limitation expirations and adjustments to unrecognized tax benefits resulting in a benefit to the provision of $1,553,000 composed of $941,000 tax and $612,000 of interest and penalties on permanent differences, or 3.0% of income before taxes in 2009.

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

	Nine Months Ended September 30		Nine Month Change
	2010	2009	$	%
Cash and cash equivalents at beginning of period	$39,022	$49,033	$(10,011)	(20.4%)

Cash provided from operating activities	45,799	54,518	(8,719)	(16.0%)

Cash (used in) investing activities	(33,684)	(29,635)	(4,049)	(13.7%)

Cash (used in) provided from financing activities	(22,269)	1,203	(23,472)	(1,951.1%)

Cash and cash equivalents at end of period	$28,868	$75,119	$(46,251)	(61.6%)

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

Operating Activities - Net cash provided by operating activities for the nine months ended September 30, 2010 was $45,799,000 as compared to $54,518,000 provided by operating activities in the same period last year. Cash used in operating activities for the current period were from increases in accounts receivable, restricted cash and cash equivalents, equity in earnings of unconsolidated investments, and a decrease in accrued payroll and other noncurrent liabilities.  The decreases in operating activities were offset by an increase in amounts due to third party payors and a decrease in income tax receivable.  The increase in restricted cash and cash equivalents is from NHC healthcare entities paying insurance premiums into NHC insurance companies, which restrict the cash payment.  The increase in accounts receivable is due to the timing of receipts and payments between NHC and our managed healthcare facilities. The decrease in accrued payroll is due to the timing of payroll payments as well as payments of payroll taxes.

Investing Activities - Cash used in investing activities totaled $33,684,000 and $29,635,000 for the nine months ended September 30, 2010 and 2009, respectively.  Cash used for property and equipment additions was $33,261,000 for the nine months ended September 30, 2010 and $32,070,000 in the comparable period in 2009.  Cash provided by net collections of notes receivable was $1,026,000 in 2010 compared to $4,697,000 in 2009. The enhanced cash fund balance was liquidated in December 2009; therefore, there was no activity during the first nine months of 2010.  There has been $48,018,000 funded from our restricted cash and cash equivalents into restricted marketable securities for the nine months ended September 30, 2010.  Cash was used in purchasing restricted marketable securities of $85,484,000 and cash was provided from the sale of marketable securities of $36,017,000 for the first nine months of 2010.

Costs included in property and equipment additions include $1,962,000 for the completed 120-bed long-term health care center in Bluffton, South Carolina, $1,299,000 for the completed 45-unit assisted living community in Mauldin, South Carolina, and $5,673,000 for the construction-in-progress of a 75-unit assisted living community in Parklane, South Carolina and a 46-unit assisted living addition to our Franklin, Tennessee community.  Also included in property and equipment additions and acquisitions for the nine-month period ended September 30, 2010 was goodwill in the amount of $14,342,000.  Goodwill was recorded from the purchase of three homecare locations effective May 1, 2010.  The purchases of restricted marketable securities were funded from restricted cash balances to earn a better rate of return.

Financing Activities - Net cash used in financing activities totaled $22,269,000 in the nine months ended September 30, 2010 compared to $1,203,000 net cash provided by financing activities in the same period in 2009.  Cash used for dividend payments to common and preferred stockholders totaled $17,487,000.  In the prior period, cash used for dividend payments to common and preferred stockholders totaled $16,455,000.    In the current period, cash of $5,944,000 was used to repurchase 182,900 shares of common stock and $1,012,000 of cash was provided by the issuance of common stock.  Cash of $14,179,000 was provided by the issuance of common stock in the same period last year.  Tax benefits from exercise of stock options provided cash of $189,000 in 2010 and $3,602,000 in 2009.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2010 are as follows (in thousands):

	Total		1 year		1-3 Years		3-5 Years	After 5 Years
Long-term debt – principal	$10,000	$	−	$	−	$	−	$10,000
Long-term debt – interest	2,003		276		553		553	621
Obligations to complete construction	11,549		11,549		−		−	−
Operating leases	379,125		33,700		67,400		67,400	210,625
Total Contractual Cash Obligations	$402,677		$45,525		$67,953		$67,953	$221,246

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

Other noncurrent liabilities for uncertain tax positions of $5,463,000, attributable to permanent differences, at September 30, 2010 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 11 of the Interim Condensed Consolidated Financial Statements for a discussion on income taxes.

We started paying quarterly dividends in the second quarter of 2004 and anticipate the continuation of dividend payments as approved quarterly by the Board of Directors.

Short-term liquidity

Effective October 26, 2010, we extended the maturity of our $75,000,000 revolving credit agreement to October 25, 2011.  We currently do not have any funds drawn against the credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

As to short-term liquidity commitments, we have entered into an agreement to complete construction of a 75-unit assisted living community in Parklane, South Carolina and a 46-unit assisted living addition to our Franklin, Tennessee community.  At September 30, 2010, we are obligated on construction contracts in the amount of approximately $11,549,000, all of which is expected to require funding within the next twelve months.

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $28,868,000 at September 30, 2010, marketable securities of $83,349,000 at September 30, 2010 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.

Long-term liquidity

Our $75,000,000 revolving credit agreement matures on October 25, 2011.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender that there is any question about renewal, there has been no commitment at this time.  We entered into this loan originally on October 30, 2007, and have renewed the loan three times with one year maturities.  At the inception and at each renewal, the lender offered longer maturities, but the Company chose a one-year maturity because of the terms.  If we are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt and contractual obligations and will be limited in our ability to fund future growth opportunities.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

Guarantees and Contingencies

Debt Guarantees—

At September 30, 2010, we have no guaranteed debt obligations.

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

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company has responded to the demand and will comply as required with the terms of the demand.

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

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This update requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.  The guidance is generally effective for reporting periods ending after December 15, 2010.  We are currently assessing the effects of this update and will provide the required disclosure in the 2010 Annual Report.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements.  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective immediately.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance is reflected in Note 7 – Fair Value Measurements.

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

In September 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (VIEs).  This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE.  The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also who has the obligation to absorb losses or rights to receive benefits from the VIE.  It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise's involvement with variable interest entities.  This update was effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption did not have a material impact on the Company’s consolidated financial statements.

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

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

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

Approximately $19.8 million of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $6.0 million of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $32,000.

As of September 30, 2010 all of our long–term debt bears interest at variable interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest expense of approximately $28,000.

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

Equity Price Risk

We consider our investments in marketable securities as “available for sale” securities and unrealized gains and losses, net of applicable income taxes, are recorded in stockholders’ equity in accordance with ASC Topic 320, Investments – Debt and Equity Securities.  The investments in marketable securities, which consist of equity securities, are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which

NATIONAL HEALTHCARE CORPORATION

September 30, 2010

(unaudited)

is the potential change in fair value due to a change in quoted market price. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of our investments in marketable equity securities.

Item 4.  Controls and Procedures.

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 12 of this Form 10–Q.

Item 1A.  Risk Factors.

During the nine months ended September 30, 2010, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2009.

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

September 30, 2010

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 8, 2010	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: November 8, 2010	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)