Form 10-K
period 2010-12-31
NATIONAL HEALTHCARE CORP
filed 2011-02-22
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Yes ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).  Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates on June 30, 2010 (based on the closing price of such shares on the NYSE Amex) was approximately $264 million.  For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.  The number of shares of Common Stock outstanding as of February 18, 2011 was 13,637,355.

Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K:
The Registrant’s definitive proxy statement for its 2011 shareholder’s meeting.

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

80

Item 9A.

Controls and Procedures

80

Item 9B.

Other Information

83

Part III

Item 10.

Directors, Executive Officers and Corporate Governance.

83

Item 11.

Executive Compensation

83

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

83

Item 13.

Certain Relationships and Related Transactions and Director Independence

83

Item 14.

Principal Accounting Fees and Services

83

Part IV

Item 15.

Exhibits and Financial Statement Schedule

84

SIGNATURES

87

PART 1

Item 1.  Business.

General Development of Business

National HealthCare Corporation, which we also refer to as NHC or the Company, began business in 1971.   Our principal business is the operation of long-term health care centers with associated assisted living and independent living centers.  Our business activities include providing subacute skilled and intermediate nursing and rehabilitative care, senior living services, home health care services, management services, hospice services, accounting and financial services and insurance services.  We operate in 11 states, and our owned and leased properties are located primarily in the southeastern United States.

Narrative Description of the Business

Our business is long-term health care services.  At December 31, 2010, we operate or manage 77 long-term health care centers with a total of 9,742 licensed beds.  These numbers include 54 centers with 7,338 beds that we lease or own and 23 centers with 2,404 beds that we manage for others.  Of the 54 leased or owned centers, 34 are leased from National Health Investors, Inc. ("NHI").

Our 16 assisted living centers (12 leased or owned and four managed) have 620 units (463 units leased or owned and 157 units managed).  Our seven independent living centers (four leased or owned and three managed) have 761 retirement apartments (341 apartments leased or owned and 420 apartments managed).

During 2010, we operated 36 homecare programs licensed in three states (Tennessee, South Carolina and Florida) and provided 435,000 homecare patient visits to 14,500 patients.  We have a partnership agreement with Caris HealthCare, LP ("Caris"), in which we have a 57.4% non-controlling ownership interest, to develop hospice services in selected market locations in Tennessee.  In 2008, we began providing hospice services in the state of South Carolina under the name of Solaris Hospice.  With our Solaris Hospice programs and our partnership with Caris, we provide hospice care to over 1,000 patients per day in 23 locations.

We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units, sub-acute nursing units and a number of in-house pharmacies.  Similar specialty units are under consideration at a number of our centers, as well as free standing projects.

Long-Term Care Services and Net Operating Revenues. Health care services we provide include a comprehensive range of services.  In fiscal 2010, 92.7% of our net operating revenues were derived from such health care services.  Highlights of health care services activities during 2010 were as follows:

A.

Long-Term Health Care Centers.  The most significant portion of our business and the base for our other long-term health care services is the operation of our skilled nursing centers.  In our centers, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day.  In addition, our centers provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services.  We own or lease and operate 54 long-term health care centers as of December 31, 2010. We manage 23 centers for third party owners.  Revenues from the 54 centers we own or lease are reported as net patient revenues in our financial statements.  Management fee income is recorded as other revenues from the 23 facilities that we manage.  We generally charge 6% to 7% of facility net revenues for our management services.

 Average occupancy in long-term health care centers we operate was 92.0% during the year ended December 31, 2010.

B.

Rehabilitative Services.  We provide therapy services through Professional Health Services, a division of NHC.  Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities.  We maintained a rehabilitation staff of over 975 highly trained, professional therapists in 2010.  The majority of our rehabilitative services are for patients in our owned and managed long-term care centers.  However, we also provide services to over 80 additional health care providers.  Our rates for these services are competitive with other market rates.  We are the designated sports medicine provider for Middle Tennessee State University in Murfreesboro, Tennessee.

C.

Medical Specialty Units.  All of our long-term care centers participate in the Medicare program, and we have expanded our range of offerings by the creation of center-specific medical specialty units such as our Alzheimer's disease care units and subacute nursing units.   Our trained staff provides care for Alzheimer’s patients in early, middle and advanced stages of the disease. We provide specialized care and programming for persons with Alzheimer’s or related disorders in dedicated units within many of our skilled nursing centers.  Our specialized rehabilitation programs are designed to shorten or eliminate hospital stays and help to reduce the cost of quality health care. We develop individualized patient care plans to target appropriate medical and functional planning objectives with a primary goal where feasible for a return to home or a similar environment.

D.

Managed Care Contracts.  We operate five regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of our owned and managed centers.  Managed care patient days were 116,973 in 2010, 113,675 in 2009, and 101,574 in 2008.

E.

Hospice.  Hospice services provide for the physical, spiritual and psychosocial needs of individuals facing a life-limiting illness. Resources including palliative and clinical care, education, spiritual, counseling and other services take into consideration both the needs of patients and the needs of family members.  With our Solaris Hospice programs and our partnership with Caris, we provide hospice care to over 1,000 patients per day in 23 locations.

F.

Pharmacy Operations.  At December 31, 2010, we operated four regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina, and one in Missouri).  These pharmacy operations use a central location to supply (on a separate contractual basis) pharmaceutical services (consulting and medications) and supplies.  Regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.  Our regional pharmacies currently serve 47 owned facilities, eight managed facilities, and 14 trade entities.

G.

Assisted Living Centers.  Our assisted living centers are dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities.  We own or lease 12 and manage four assisted living centers.  Of these 16 centers, 11 are located within the physical structure of a skilled nursing center or retirement center and five are freestanding.  In 2010, the rate of occupancy was 87.7%.  Certificates of Need are not required to build these projects and we believe that overbuilding has occurred in some of our markets.

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

We have one managed and one owned retirement center which are "continuing care communities", where the resident pays a substantial endowment fee and a monthly maintenance fee.  The resident then receives a full range of services - including nursing home care - without additional charge.

I.

Homecare Programs.  Our home health care programs (we call them homecare) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities.  Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies.  Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment.  NHC operates 36 homecare licensed and Medicare-certified offices in three states (Tennessee, South Carolina, and Florida) and some of our homecare patients are previously discharged from our long-term health care centers.  Medicare reimbursement for homecare services is paid under a prospective payment system.  Under this payment system, we receive a prospectively determined amount per patient per 60 day episode as defined by Medicare guidelines.  Medicare episodes increased from 18,300 in 2009 to 20,100 in 2010 primarily due to an increase in the number of patients served, which increased from 12,500 in 2009 to 14,500 in 2010.  Visits decreased from 445,000 in 2009 to 435,100 in 2010.

Other Revenues.  We generate revenues from insurance services to our managed centers, from management, accounting and financial services to third party long-term care, assisted living and independent living centers, and from rental income.  In fiscal 2010, 7.3% of our net operating revenues were derived from such other sources.  The significant sources of our other revenues are described as follows:

A.

Insurance Services.  NHC owns a Tennessee domestic licensed insurance company.  The company is licensed in several states and provides workers’ compensation coverage to the majority of NHC operated and managed facilities in addition to other nursing homes, assisted living and retirement centers.  A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC’s owned and managed centers.  This company elects to be taxed as a domestic subsidiary.  We also self-insure our employees’ (referred to as "partners") health insurance benefit program at a cost we believe is less than a commercially obtained policy.  Finally, we operate a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies.  NHC’s revenues from insurance services totaled $17,068,000 in 2010.

B.

Management, Accounting and Financial Services.  We provide management services to long-term health care centers, assisted living centers and independent living centers operated by third party owners.  We typically charge 6% to 7% of the managed centers’ revenues as a fee for these services.  Additionally, we provide accounting and financial services to other long-term care or related types of entities for small operators or not-for-profit entities.  No management services are provided for entities in which we provide accounting and financial services.  As of December 31, 2010, we perform management services for 23 centers and accounting and financial services for 28 centers.  NHC’s revenues from management, accounting and financial services totaled $20,897,000 in 2010.

Non-Operating Income.  We generate non-operating income from equity in earnings of unconsolidated investments, from dividends and other realized gains and losses on securities, interest income, and other miscellaneous non-operating income.  The significant source of non-operating income is described as follows:

A.

Equity in Earnings of Unconsolidated Investments.  Earnings from investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  Our most significant equity method investment is a 57.4% non-controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings.  In 2003, we entered into a partnership agreement with Caris in order to develop hospice programs in selected market locations. Caris currently has sixteen locations in Tennessee.

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

Long-Term Care Center Occupancy Rates

The following table shows certain information relating to occupancy rates for our continuing owned and leased long-term health care centers:

	Year Ended December 31
	2010	2009	2008
Overall census	92.0%	92.0%	92.5%

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

Certain groups of patients receive funds to pay the cost of their care from a common source.  The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31
Source	2010	2009	2008
Private	30%	30%	30%
Medicare	42%	41%	40%
Medicaid/Skilled	8%	8%	9%
Medicaid/Intermediate	19%	20%	20%
VA and Other	1%	1%	1%
Total	100%	100%	100%

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

We attempt to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing the marketing of those services through market areas and "Managed Care Offices", of which five were open at December 31, 2010.  These services are designed to speed the patient's recovery and allow the patient to return home as soon as is practical.  In addition to educating physicians and patients to the advantages of the rehabilitative services, we have also implemented incentive programs which provide for the payment of bonuses to our regional and center personnel if they are able to achieve private and Medicare goals at their centers.

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

Medicare is a health insurance program for the aged and certain other chronically disabled individuals operated by the federal government.  Medicare covers nursing home services for beneficiaries who require nursing care and/or rehabilitation services following a hospitalization of at least three consecutive days.  For each eligible day a Medicare beneficiary is in a long-term health care center, Medicare pays the facility a daily payment, subject to adjustment for certain factors such as wage index in the particular geographic area.  The payment covers all services provided by the long-term care center for the beneficiary that day, including room and board, nursing, therapy and drugs, as well as an estimate of capital-related costs to deliver those services.

Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government.  The states in which we operate currently use prospective cost-based reimbursement systems.  Under cost-based reimbursement systems, the long-term care center is reimbursed for the reasonable direct and indirect allowable costs it incurred in a base year in providing routine resident care services as defined by the program.

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

Changes in the laws or new interpretations of existing laws as applied to the skilled nursing facilities, the assisted living facilities or other components of our health care businesses may have a significant impact on our operations.

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

Certifications and Participation Requirements; Efforts to Impose Reduced Payments

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs.  Failure to obtain and maintain Medicare and Medicaid certification at our nursing centers would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue.  In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients.  Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.  For the fiscal year ended December 31, 2010, we derived 42% and 27% of our net patient revenues from the Medicare and Medicaid programs, respectively.  Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our profitability.  We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations.  No assurance can be given that such reforms will not have a material adverse effect on us.

Medicare Legislation and Regulations

Recent developments

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which represents significant changes to the current U.S. health care system (collectively the "Acts"). The Acts affect aging services providers, our partners (employees) and our patients and residents in a multitude of ways.  We have evaluated the provisions of the Acts and continue to do so.  We do not expect material effects on our results of operations, liquidity and cash flows in 2011.  We anticipate many of the provisions of the Acts may be subject to further clarification and modification through the rule-making process.  It is uncertain at this time the effect the modifications will have on our future results of operations or cash flows.

In December 2010, President Obama signed into law the Medicare and Medicaid Extenders Act (“MMEA”).  This legislation affects numerous health care providers and makes several important technical corrections to the health reform laws enacted earlier in 2010.  An important item provided for in the MMEA legislation is for an immediate and retroactive updated methodology (Resource Utilization Group – Version Four, “RUG-IV”) for determining Medicare payment rates to skilled nursing centers.  The retroactive date goes back to October 1, 2010.  Under the health reform law passed in March 2010, Congress imposed a moratorium on implementing the updated methodology until October 1, 2011.  The MMEA repeals that provision, and ends the delay in implementing RUG-IV, allowing skilled nursing center rates determined by RUG-IV to be applied as of October 1, 2010.

Skilled Nursing Facilities (SNFs)

SNF PPS - Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System ("SNF PPS").  PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally increased each October when the federal fiscal year begins.  The acuity classification system is named RUGs (Resource Utilization Groups IV).  There are currently 67 classifications of RUG groups.  SNF PPS, as implemented in 1999, had an adverse impact on our industry and our business by decreasing payments materially.  Refinements in the form of temporary add-ons provided some relief until October 1, 2002.  Annual market basket (inflationary) increases have continued to improve payments since that time.

Effective October 1, 2010, the federal RUG rates had a market basket increase of 2.3%.  There was also a negative .6 percentage point forecasting error adjustment, generating a net market basket increase of 1.7%.  According to CMS, the transition from RUG-III to RUG-IV would be on a budget neutral basis.  CMS states RUG-IV is needed to recalibrate the case-mix system after changes in fiscal year 2006 caused payments to skilled nursing centers to exceed budget neutrality estimates.  The effect of these rate changes on our revenues is dependent upon our census and the mix of our patients at the PPS pay rates.  The PPS rates had a net market basket decrease of 1.1% in 2009 and a net market basket increase of 3.4% in 2008.

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

Most of our nursing centers and assisted living centers are supplied prescriptions by our owned regional pharmacies known as Network Pharmacies.  Network Pharmacies provides prescriptions to 47 owned, 8 managed, and 14 trade entities.  We expect that changes to the PDP payment methodology by CMS could have a negative effect on rates.  Substantial increases in drug costs could occur which would negatively impact our gross margin for prescriptions.

Homecares (HHAs)

Medicare is uniform nationwide and reimburses homecares under a fixed payment methodology named the Prospective Payment System (HH PPS).  Generally, Medicare makes payment under the HH PPS on the basis of a national standardized 60-day episode payment, adjusted for case mix and geographical wage index. Payment rates are updated periodically and were last adjusted on April 1, 2010 and will be adjusted effective January 1, 2011.  The acuity classification system is named HHRGs (Home Health Resource Groups).

Effective January 2011, we will receive a decrease in the overall HH PPS base rate of 5.2%.  The rate decrease consists of a 2.5% decrease related to outlier funding, a 2.1% market basket index increase for inflation, a 1.0% reduction in the index under the health care reform law, and a 3.8% case-mix creep adjustment.  The change in the wage index applies to all areas.

In January 2010, we received an overall increase in the base rate of 1.75% coupled with changes in wage indexes and the methodology for calculation of outlier payments.  In April 2010, we received an additional 3% increase in the base rate for rural areas only.  The increase in base rate for rural areas only is effective for all episodes ending on or after April 1, 2010 and before January 1, 2016.

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

In Tennessee, annual Medicaid rate increases were implemented effective July 1, 2010.  The Tennessee increase in revenue was approximately $592,000 per quarter.  Due to state budgetary allocations in South Carolina, some South Carolina centers' annual Medicaid rates will decrease effective October 1, 2010.  We estimate the resulting decrease in revenue for NHC will be approximately $10,750 per quarter.

Health Care Center and Assisted Living Construction and Purchases

We have completed or anticipate completion of construction of the following long-term health care or assisted living facilities.

Description	Number of Beds	Location	Cost	Date Placed in Service or Expected Completion
Bed Addition – HCC	60	North Augusta, SC	$6,657,000	3rd Quarter 2008
New Facility – HCC	120	Bluffton, SC	$22,645,000	1st Quarter 2010
New Facility – AL	61	Mauldin, SC	$6,600,000	1st Quarter 2010
New Facility – AL	75	Columbia, SC	$10,560,000	2nd Quarter 2011
Bed Addition – AL	46	Franklin, TN	$6,100,000	2nd Quarter 2011

We have purchased or leased the following facilities:

Description	Location	Capitalized Cost	Date Placed in Service
109-bed Skilled Nursing and Rehabilitation Facility	Knoxville, TN	$6,347,000	January 2008
132-Bed Skilled Nursing and Rehabilitation Facility 60-Bed Assisted Living Facility	Charleston, SC	$13,250,000	August 2008
120-Bed Long-term Health Care Center	Macon, MO	$2,719,800	December 2010
120-Bed Long-Term Health Care Center	Osage Beach, MO	$1,780,200	December 2010
120-Bed Long-Term Health Care Center	Springfield, MO	$4,500,000	December 2010

In December 2009, we purchased the remaining 20% partnership interest in our Fort Oglethorpe, Georgia facility.  The partnership is now a wholly-owned subsidiary of the Company.

In January 2008, we purchased two tracts of land located in South Carolina and one tract located in Tennessee.  These tracts were undeveloped and are held for future development.

Competition

In most of the communities in which we operate health care centers, there are other health care centers with which we compete.  We own, lease or manage (through subsidiaries) 77 long-term health care facilities located in 10 states.  Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities.  There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including us, dominates any of these state’s long-term health care markets, except for some small rural markets which might have only one long-term health care facility.  In competing for patients and staff with these centers, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations.  The reputation in the community and the physical appearance of our health care centers are important in obtaining patients, since members of the patient’s family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital.  We believe that by providing and emphasizing rehabilitative as well as skilled care services at our centers, we are able to broaden our patient base and to differentiate our centers from competing health care centers.

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

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees.  In order to enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs.  We support the Foundation for Geriatric Education.  We also conduct an "Administrator in Training" course, 24 months in duration, for

the professional training of administrators.  Presently, we have eight full-time individuals in this program.   Four of our six regional vice presidents and 48 of our 77 health care center administrators are graduates of this program.

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

Employees

As of December 31, 2010, our Administrative Services Contractor plus our managed centers had approximately 12,760 full and part time employees, who we call "Partners".  No employees are represented by a bargaining unit.  We believe our current relations with our employees are good.

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

Risks Relating to Our Company

We depend on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from such payors may be reduced.  - We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs.  For the year ended December 31, 2010, we derived approximately 70% of our net patient revenues from the Medicare, Medicaid and other government programs.  Third-party payor programs are highly regulated and are subject to frequent and substantial changes.  Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins.  Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits.  Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary.  There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers.  In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance.  We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors.  Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations.  It is possible that the effects of further refinements to PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations.  See Item 1, "Business – Regulation and Licenses" and "Medicare Legislation and Regulations" and "Medicaid Legislation and Regulations".

We conduct business in a heavily regulated industry, and changes in, or violations of regulations may result in increased costs or sanctions that reduce our revenue and profitability. -  In the ordinary course of our business, we are regularly subject to inquiries, investigations and audits by federal and state agencies to determine whether we are in compliance with regulations governing the operation of, and reimbursement for, skilled nursing, assisted living and independent living facilities, hospice, home health agencies and our other operating areas.  These regulations include those relating to licensure, conduct of operations, ownership of facilities, construction of new and additions to existing facilities, allowable costs, services and prices for services. In particular, various laws, including federal and state anti-kickback and anti-fraud statutes, prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under federal and/or state health care programs such as Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by federal governmental programs. Sanctions for violating the anti-kickback and anti-fraud statutes include criminal penalties and civil sanctions, including fines and possible exclusion from governmental programs such as Medicare and Medicaid.

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

We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, have had and could have an adverse effect on our financial position, results of operations and cash flows. See Item 1, "Business - Regulation and Licenses".

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

We are defendants in significant legal actions, which are commonplace in our industry, and which could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our liquidity and financial condition - As is typical in the health care industry, we are subject to claims that our services have resulted in resident injury or other adverse effects.  We, like our industry peers, have experienced an increasing trend in the frequency and severity of professional liability and workers’ compensation claims and litigation asserted against us.  In some states in which we have significant operations, insurance coverage for the risk of punitive damages arising from professional liability claims and/or litigation may not, in certain cases, be available due to state law prohibitions or limitations of availability.  We cannot assure you that we will not be liable for punitive damage awards that are either not covered or are in excess of our insurance policy limits. We also believe that there have been, and will continue to be, governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations.  Insurance is not available to cover such losses.  Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.

Due to the rising cost and limited availability of professional liability and workers’ compensation insurance, we are largely self-insured on all of these programs and as a result, there is no limit on the maximum number of claims or amount for which we or our insurance subsidiaries can be liable in any policy period.  Although we base our loss estimates on independent actuarial analyses using the information we have to date, the amount of the losses could exceed our estimates.  In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.  In addition, our insurance coverage might not cover all claims made against us.  If we are unable to maintain our current insurance coverage, if judgments are obtained in excess of the coverage we maintain, if we are required to pay uninsured punitive damages, or if the number of claims settled within the self-insured retention currently in place significantly increases, we could be exposed to substantial additional liabilities.  We cannot assure you that the claims we pay under our self-insurance programs will not exceed the reserves we have set aside to pay claims.  The number of claims within the self-insured retention may increase.

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

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. - We provide management and/or financial services to health care centers, assisting living centers and independent living centers owned by third parties.  At December 31, 2010, we perform management services (which include financial services) for 23 such centers and accounting and financial services for an additional 28 such centers.  The "Risk Factors" contained herein as applying to us may in many instances apply equally to these other entities for which we provide services.  We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities.  Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

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

Although we currently have no collective bargaining agreements with unions at our facilities, there is no assurance this will continue to be the case.  If any of our facilities enter into collective bargaining agreements with unions, we could experience or incur additional administrative expenses associated with union representation of our employees.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. - As of December 31, 2010, we leased or owned 54 skilled nursing centers, 16 assisted living centers, and seven independent living centers.  Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment.  Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers.  We are undertaking a process to allocate more aggressively capital spending within our owned and leased centers in an effort to address issues that arise in connection with an aging physical plant.

If factors, including factors indicated in these "Risk Factors" and other factors beyond our control render us unable to direct the necessary financial and human resources to the maintenance, upgrade and modernization of our physical plant and equipment, our business, results of operations, financial condition and cash flow could be adversely impacted.

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

Implementation of new information technology could cause business interruptions and negatively affect our profitability and cash flows. - We continue to refine and implement our information technology to improve customer service, enhance operating efficiencies and provide more effective management of business operations. Implementation of information technology carries risks such as cost overruns, project delays and business interruptions and delays.  If we experience a material business interruption as a result of the implementation of our existing or future information technology infrastructure or are unable to obtain the projected benefits of this new infrastructure, it could adversely affect us and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

•

limit our ability to obtain financing to fund future working capital, capital expenditures and other general corporate requirement, or to carry out other aspects of our business plan;

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

•

expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;

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

We are permitted to incur substantially more debt, which could further exacerbate the risks described above. – We and our subsidiaries may be able to incur substantial additional indebtedness in the future.  The terms of our current debt do not completely prohibit us or our subsidiaries from incurring additional indebtedness.  If new debt is added to our current debt levels, the related risks that we now face could intensify.

To service our current as well as anticipated indebtedness and future dividends, we will require a significant amount of cash, the availability of which depends on many factors beyond our control. - Our ability to make payments on and to refinance our indebtedness, including our present indebtedness, to fund planned capital expenditures, and to fund future dividend payments will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We may not be able to meet all of our capital needs. – We cannot assure you that our business will generate cash flow from operations that anticipated revenue growth and improvement of operating efficiencies will be realized or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or certain discretionary capital expenditures.

The performances of our fixed-income and our equity investment portfolios are subject to a variety of investment risks.- Our investment portfolios are comprised principally of fixed-income securities and common equities.  Our fixed-income portfolio is actively managed by an investment group and includes short-term investments and fixed-maturity securities.  The performances of our fixed-income and our equity portfolios are subject to a number of risks, including:

•

Interest rate risk – the risk of adverse changes in the value of fixed-income securities as a result of increases in market interest rates.

•

Investment credit risk – the risk that the value of certain investments may decrease in value due to the deterioration in financial condition of, or the liquidity available to, one or more issuers of those securities or, in the case of asset-backed securities, due to the deterioration of the loans or other assets that underlie the securities, which, in each case, also includes the risk of permanent loss.

•

Concentration risk – the risk that the portfolio may be too heavily concentrated in the securities of NHI, or certain sectors or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition, performance, or outlook of NHI, or those certain sectors or industries.

•

Liquidity risk – the risk that we will not be able to convert investments into cash on favorable terms and on a timely basis or that we will not be able to sell them at all, when we desire to do so.  Disruptions in the financial markets or a lack of buyers for the specific securities that we are trying to sell, could prevent us from liquidating securities or cause a reduction in prices to levels that are not acceptable to us.

In addition, the success of our investment strategies and asset allocations in the fixed-income portfolio may vary depending on the market environment.  The fixed-income portfolio's performance also may be adversely impacted if, among other factors:  there is a lack of transparency regarding the underlying businesses of the issuers of the securities that we purchase; credit ratings assigned to such securities by nationally recognized credit rating agencies are based on incomplete information or prove unwarranted; or our risk mitigation strategies are ineffective for the applicable market conditions.

The common equity portfolio is subject to general movements in the values of equity markets and to the changes in the prices of the securities we hold.  Equity markets, sectors, industries, and individual securities may be subject to high volatility and to long periods of depressed or declining valuations.

If the fixed-income or equity portfolios, or both, were to suffer a decrease in value due to market, sector, or issuer-specific conditions to a substantial degree, our liquidity, financial position, and financial results could be materially adversely affected.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Long-Term Health Care Centers

State	City	Center Name	Affiliation	Total Beds	Joined NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	1973
	Moulton	NHC HealthCare, Moulton	Leased(1)	136	1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135	1989
	Rossville	NHC HealthCare, Rossville	Leased(1)	112	1971

Kansas	Chanute	Chanute HealthCare Center	Managed	77	2001
	Council Grove	Council Grove HealthCare Center	Managed	80	2001
	Haysville	Haysville HealthCare Center	Managed	119	2001
	Larned	Larned HealthCare Center	Managed	80	2001
	Sedgwick	Sedgwick HealthCare Center	Managed	62	2001

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194	1971
	Madisonville	NHC HealthCare, Madisonville	Leased(1)	94	1973

Massachusetts	Greenfield	Buckley-Greenfield Health Care Center	Managed	120	1999
	Holyoke	Holyoke Health Care Center	Managed	102	1999
	Quincy	John Adams Health Care Center	Managed	71	1999
	Taunton	Longmeadow of Taunton	Managed	100	1999

Missouri	Columbia	Columbia HealthCare Center	Managed	97	2001
	Desloge	NHC HealthCare, Desloge	Leased(1)	120	1982
	Joplin	Joplin HealthCare Center	Managed	92	2001
	Joplin	NHC HealthCare, Joplin	Leased(1)	126	1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170	1982
	Macon	Macon Health Care Center	Owned	120	1982
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	120	1982
	St. Charles	Charlevoix HealthCare Center	Managed	142	2001
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120	1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	1987
	Springfield	Springfield Rehabilitation and	Leased	120	1982
		Health Care Center
	Town & Country	NHC HealthCare, Town & Country	Owned	200	2001
	West Plains	NHC HealthCare, West Plains	Owned	120	1982

New Hampshire	Epsom	Epsom Health Care Center	Managed	108	1999
	Manchester	Maple Leaf Health Care Center	Managed	114	1999
	Manchester	Villa Crest Health Care Center	Managed	126	1999

Long-Term Health Care Centers
(continued)
State	City	Center Name	Affiliation	Total Beds	Joined NHC
South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290	1973
	Bluffton	NHC HealthCare, Bluffton	Owned	120	2010
	Charleston	NHC HealthCare, Charleston	Owned	132	2008
	Clinton	NHC HealthCare, Clinton	Owned	131	1993
	Columbia	NHC HealthCare, Parklane	Owned	180	1997
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152	1973
	Greenville	NHC HealthCare, Greenville	Owned	176	1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176	1973
	Lexington	NHC HealthCare, Lexington	Owned	120	1994
	Mauldin	NHC HealthCare, Mauldin	Owned	180	1997
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148	1992
	North Augusta	NHC HealthCare, North Augusta	Owned	192	1991
	Sumter	NHC HealthCare, Sumter	Managed	138	1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98	1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	1971
	Columbia	Maury Regional Hospital	Managed	20	1996
	Columbia	NHC HealthCare, Columbia	Leased(1)	106	1973
	Columbia	NHC HealthCare, Hillview	Leased(1)	92	1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94	1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191	1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120	1976
	Farragut	NHC HealthCare, Farragut	Owned	90	1998
	Franklin	NHC Place, Cool Springs	Owned	180	2004
	Franklin	NHC HealthCare, Franklin	Leased(1)	80	1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	1971
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	172	1977
	Knoxville	Holston Health & Rehabilitation Center	Owned	109	2008
	Knoxville	NHC HealthCare, Knoxville	Leased(1)	139	1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96	1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60	1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100	1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60	1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150	1971
	Milan	NHC HealthCare, Milan	Leased(1)	122	1971
	Murfreesboro	AdamsPlace	Owned	90	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	1974
	Nashville	The Health Center of Richland Place	Managed	107	1992
	Nashville	McKendree Village	Managed(3)	150	2008
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128	1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102	1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72	1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	120	1975
	Springfield	NHC HealthCare, Springfield	Leased(1)	107	1973

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120	1973

Assisted Living Units

State	City	Center	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	68

Kansas	Larned	Larned Health Care Center	Managed	19

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	8

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	25

New Hampshire	Manchester	Villa Crest Assisted Living	Managed	29

South Carolina	Charleston	The Palmettos of Charleston	Owned	60
	Greenville	The Palmettos of Mauldin	Owned	45

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Franklin	NHC Place, Cool Springs	Owned	46
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	6
	Murfreesboro	AdamsPlace	Owned	83
	Nashville	McKendree Manor	Managed(3)	85
	Nashville	Richland Place	Managed	24
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	12

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units	Est.
Kansas	Larned	Larned HealthCare Center	Managed	10	2001

Missouri	St. Charles	Lake St. Charles Retirement	Leased(1)	155	1984
		Apartments

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30	1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63	1987
	Murfreesboro	AdamsPlace	Owned	93	1997
	Nashville	McKendree Tower and Cottages	Managed(3)	273	2008
	Nashville	Richland Place Retirement Apartments	Managed	137	1993

Homecare Programs

State	City	Homecare Programs	Affiliation	Est.
Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned	1994
	Chipley	NHC HomeCare of Chipley	Owned	1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned	1994
	Marianna	NHC HomeCare of Marianna	Owned	1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned	1999
	Ocala	NHC HomeCare of Ocala	Owned	1996
	Panama City	NHC HomeCare of Panama City	Owned	1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned	1994
	Quincy	NHC HomeCare of Quincy	Owned	1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned	1997

South Carolina	Aiken	NHC HomeCare of Aiken	Owned	1996
	Greenville	NHC HomeCare of Greenville	Owned	2007
	Greenwood	NHC HomeCare of Greenwood	Owned	1996
	Laurens	NHC HomeCare of Laurens	Owned	1996
	Rock Hill	NHC HomeCare of Piedmont	Owned	2010
	Summerville	NHC HomeCare of Low Country	Owned	2010
	West Columbia	NHC HomeCare of Midlands	Owned	2010

Tennessee	Athens	NHC HomeCare of Athens	Owned	1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned	1985
	Columbia	NHC HomeCare of Columbia	Owned	1977
	Cookeville	NHC HomeCare of Cookeville	Owned	1976
	Dickson	NHC HomeCare of Dickson	Owned	1977
	Franklin	NHC HomeCare of Franklin	Owned	2007
	Hendersonville	NHC HomeCare of Hendersonville	Owned	2009
	Johnson City	NHC HomeCare of Johnson City	Owned	1978
	Knoxville	NHC HomeCare of Knoxville	Owned	1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned	1977
	Lebanon	NHC HomeCare of Lebanon	Owned	1997
	Lewisburg	NHC HomeCare of Lewisburg	Owned	1977
	McMinnville	NHC HomeCare of McMinnville	Owned	1976
	Milan	NHC HomeCare of Milan	Owned	1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned	1976
	Pulaski	NHC HomeCare of Pulaski	Owned	1985
	Somerville	NHC HomeCare of Somerville	Owned	1983
	Sparta	NHC HomeCare of Sparta	Owned	1984
	Springfield	NHC HomeCare of Springfield	Owned	1984

Hospice Programs

State	City	Hospice Programs	Affiliation	Est.
South Carolina	Aiken	Solaris Hospice – Aiken	Owned	2009
	Anderson	Solaris Hospice – Anderson	Owned	2008
	Charleston	Solaris Hospice – Charleston	Owned	2009
	Columbia	Solaris Hospice – Columbia	Owned	2009
	Greenville	Solaris Hospice – Greenville	Owned	2008
	Myrtle Beach	Solaris Hospice – Myrtle Beach	Owned	2009
	Sumter	Solaris Hospice – Sumter	Owned	2009

Tennessee	Athens	Caris Healthcare – Athens	Caris	2006
	Chattanooga	Caris Healthcare – Chattanooga	Caris	2005
	Columbia	Caris Healthcare – Columbia	Caris	2004
	Cookeville	Caris Healthcare – Cookeville	Caris	2004
	Crossville	Caris Healthcare – Crossville	Caris	2009
	Dickson	Caris Healthcare – Dickson	Caris	2007
	Greeneville	Caris Healthcare – Greeneville	Caris	2007
	Johnson City	Caris Healthcare – Johnson City	Caris	2004
	Knoxville	Caris Healthcare – Knoxville	Caris	2004
	Lenoir City	Caris Healthcare – Lenoir City	Caris	2008
	Milan	Caris Healthcare – Milan	Caris	2004
	Murfreesboro	Caris Healthcare – Murfreesboro	Caris	2005
	Nashville	Caris Healthcare – Nashville	Caris	2004
	Sevierville	Caris Healthcare – Sevierville	Caris	2007
	Somerville	Caris Healthcare – Somerville	Caris	2005
	Springfield	Caris Healthcare – Springfield	Caris	2006

(1)Leased from NHI

(2)NHC HealthCare/Fort Sanders is owned by a separate limited partnership.  The Company owns approximately 25% of the partnership interest in Fort Sanders.

(3)Effective January 31, 2011, management contracts were terminated.

The following table includes certain information regarding Healthcare Facilities which are owned by us and leased to others:

Name of Facility	Location	No. of Beds
Long-Term Care
The Aristocrat	Naples, FL	60
The Health Center at Coconut Creek	Coconut Creek, FL	120
The Health Center of Daytona Beach	Daytona Beach, FL	73
The Imperial Health Care Center	Naples, FL	113
The Health Center of Windermere	Orlando, FL	120
Charlotte Harbor Health Care Center	Port Charlotte, FL	180
The Health Center at Standifer Place	Chattanooga, TN	544
The Health Center of Lake City	Lake City, FL	120
The Health Center of Pensacola	Pensacola, FL	180

Assisted Living
The Place at Vero Beach	Vero Beach, FL	120
The Place at Merritt Island	Merritt Island, FL	84
The Place at Stuart	Stuart, FL	84
Standifer Place Assisted Living	Chattanooga, TN	66

Item 3.  Legal Proceedings.

General and Professional Liability Lawsuits and Insurance

The long term care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2010, we and/or our managed centers are currently defendants in 30 such claims covering the years 2002 through December 31, 2010.

In 2002, we established and capitalized a wholly-owned licensed liability insurance company.  Thus, since 2002, insurance coverage for incidents occurring at all NHC owned providers, and most providers managed by us is provided through this wholly-owned insurance company.

Our coverages for all years include primary policies and excess policies.  In 2002, deductibles were eliminated and first dollar coverage was provided through the wholly-owned insurance company, while the excess coverage was provided by a third party insuror.

For 2003-2010, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company.  The primary coverage is in the amount of $1 million per incident, $3 million per location with an annual primary policy aggregate limit of $17.0 million for 2009 and 2010, $16.0 million for 2008, $14.0 million for 2006 and 2007, and $12.0 million for 2003-2005.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2003-2007 and subsequently for $9.0 million annual excess in the aggregate for years 2008-2010.

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

General Litigation

There is certain additional litigation incidental to our business, none of which, based upon information available to date, would be material to our financial position or results of operations.  In addition, the long-term care industry is continuously subject to scrutiny by governmental regulators, which could result in litigation or claims related to regulatory compliance matters.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of common stock of National HealthCare Corporation are listed on the NYSE Amex exchange under the symbol NHC.  NHC was previously listed on the American Stock Exchange until its acquisition by NYSE in October 2008.  The closing price for the NHC common shares on February 18, 2011 was $46.01.  On December 31, 2010, NHC had approximately 5,200 stockholders, comprised of approximately 2,200 stockholders of record and an additional 3,000 stockholders indicated by security position listings.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC's common shares.

	Stock Prices		Cash Dividends Declared
	High	Low
2009
1st Quarter	$51.74	$34.17	$.24
2nd Quarter	43.66	36.10	.26
3rd Quarter	40.00	34.91	.26
4th Quarter	37.74	34.32	.26

2010
1st Quarter	$38.20	$34.61	$.26
2nd Quarter	36.25	33.02	.28
3rd Quarter	37.18	33.51	.28
4th Quarter	47.99	35.76	.28

At December 31, 2010, there are no publicly announced programs to repurchase our common stock.  On August 10, 2010, NHC repurchased 182,900 shares of its common stock at a price of $32.50 per share.  There were no repurchases of our common stock in 2009.

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

	Stock Prices		Cash Dividends Declared
	High	Low
2009
1st Quarter	$14.00	$10.21	$.20
2nd Quarter	12.40	10.48	.20
3rd Quarter	12.50	11.01	.20
4th Quarter	12.25	9.15	.20

2010
1st Quarter	$13.25	$11.10	$.20
2nd Quarter	13.15	12.00	.20
3rd Quarter	14.59	10.44	.20
4th Quarter	15.01	12.63	.20

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	472,327	43.07	1,798,567
Equity compensation plans not approved by security holders	–	–	–
Total	472,327	43.07	1,798,567

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2005 through December 31, 2010 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index").  Cumulative total stockholder return assumes the reinvestment of all dividends.  Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulative Total Return

$170
$150
$130
$110
$90
$70
$50
Dollars

	2005	2006	2007	2008	2009	2010
NHC	$100	$150	$142	$142	$104	$137
S & P 500	$100	$114	$118	$72	$89	$101
S & P Health Care Index	$100	$106	$112	$84	$99	$99

Item 6.  Selected Financial Data.

The following table represents selected financial information for the five years ended December 31, 2010.  The data for 2010, 2009 and 2008 has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements, accompanying footnotes and Management’s Discussion and Analysis.

	As of and for the Year Ended December 31,
	2010	2009	2008	2007(1)(2)	2006(3)
	(in thousands, except per share data)

Operating Data:
Net operating revenues	$715,504	$668,221	$633,208	$579,360	$544,005
Total costs and expenses	657,877	617,349	595,656	525,800	508,679
Non-operating income	23,340	16,784	15,735	18,674	18,953
Income before income taxes	80,967	67,656	53,287	72,234	54,279
Income tax provision	28,272	27,607	16,916	26,785	17,539
Net income	52,695	40,049	36,371	45,449	36,740
Dividends to preferred stockholders	8,673	8,673	8,673	1,831	–
Net income available to common stockholders	44,022	31,376	27,698	43,618	36,740

Earnings per common share:
Basic	$3.22	$2.31	$2.16	$3.47	$2.99
Diluted	3.22	2.31	2.11	3.36	2.85

Cash dividends declared:
Per preferred share	$.80	$.80	$.80	$.169	$–
Per common share	1.10	1.02	.93	.81	.69

Balance Sheet Data:
Total assets	$829,015	$788,532	$777,296	$698,408	$471,477
Accrued risk reserves	105,059	107,456	106,000	88,382	76,471
Long-term debt, less current portion	10,000	10,000	10,000	10,000	10,381
Stockholders’ equity	561,146	525,779	480,817	455,708	249,142

(1)

Effective January 1, 2007, the Company adopted ASC Topic 740, Income Taxes.

(2)

On October 31, 2007, the Company completed its acquisition of NHR.

(3)

Effective January 1, 2006, the Company adopted ASC Topic 718, Compensation – Stock Compensation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview—

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of long-term health care services.  At December 31, 2010 we operate or manage 77 long-term health care centers with 9,742 beds in 10 states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, hospice care, homecare programs, assisted living centers and independent living centers.  In addition, we provide management and accounting services to owners of long-term health care centers.

Executive Summary

$75,000,000 Revolving Credit Agreement – On October 26, 2010, National HealthCare Corporation extended its Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as lender (the "Lender").  The Credit Agreement provides for a $75,000,000 revolving credit facility (the "Credit Facility"), of which up to $5,000,000 may be utilized for letters of credit.

Amounts outstanding under the Credit Facility bear interest at either, (i) the Eurodollar rate plus 1.0% or (ii) the prime rate.  Letter of credit fees are equal to 1.0% times the maximum amount available to be drawn under outstanding letters of credit.  Commitment fees are payable on the daily unused portion of the Credit Facility at a rate of 20 basis points per annum.

As of December 31, 2010, the outstanding balance on the Credit Facility is $-0-.  The entire amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.  We obtained the line of credit to fund further growth strategies as opportunities arise.

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

Type of Operation	Description	Size	Location	Placed in Service
Skilled Nursing	Addition	20 beds	Franklin, TN	January 2008
Skilled Nursing	Acquisition	109 Beds	Knoxville, TN	January 2008
Skilled Nursing	Addition	60 Beds	North Augusta, SC	June 2008
Skilled Nursing	Acquisition	132 Beds	Charleston, SC	August 2008
Assisted Living	Acquisition	60 Units	Charleston, SC	August 2008
Hospice	Acquisition	133 ADC	Aiken, Charleston, Columbia, Myrtle Beach and Sumter, SC	January, 2009
Skilled Nursing	New Facility	120 Beds	Bluffton, SC	January 2010
Assisted Living	New Facility	45 Units	Mauldin, SC	March 2010
Homecare	Acquisition	353 ADC	Columbia, Rock Hill, and Summerville, SC	May, 2010
Skilled Nursing	Acquisition	120 Beds	Macon, MO	December, 2010
Skilled Nursing	Acquisition	120 Beds	Osage Beach, MO	December, 2010
Skilled Nursing	Acquisition	120 Beds	Springfield, MO	December, 2010

In 2011, we expect to open a 75-unit assisted living community in Columbia, South Carolina, as well as a 46-unit assisted living addition in Franklin, Tennessee.  Also, in 2011, we expect to begin construction on a 90-bed skilled nursing facility in Tullahoma, Tennessee and a 92-bed skilled nursing facility in Hendersonville, Tennessee.

During 2011, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.

Accrued Risk Reserves – Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $105,059,000 at December 31, 2010 and are a primary area of management focus.  We have set aside restricted cash and marketable securities to fund our professional liability and workers’ compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors - Approximately 70% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $17,667,000 as of December 31, 2010 for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Revenue Recognition - Subordination of Fees and Uncertain Collections - We provide management services to certain long-term care facilities and to others we provide accounting and financial services.  We generally charge 6% to 7% of net revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services.  Our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided.  However, under the terms of our management contracts, payments for our management services are subject to subordination to other expenditures of the long-term care center being managed.  Furthermore, for certain of the third parties with whom we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that collection is not reasonably assured, our policy is to recognize income only in the period in which the amounts are realized.  We may receive payment for the unpaid and unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the centers or proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future cash flows will occur.  The realization of such previously unrecognized revenue could cause our reported net income to vary significantly from period to period.

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

See Notes 2, 3 and 4 to the Consolidated Financial Statements regarding our relationships with National, NHI, and the recognition of management fees from long-term care centers owned by third parties.

Accrued Risk Reserves - We are principally self-insured for risks related to employee health insurance, workers’ compensation and professional and general liability claims.  Our accrued risk reserves primarily represent the accrual for self-insured risks associated with employee health insurance, workers’ compensation and professional and general liability claims.  The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims.  Our policy with respect to a significant portion of our workers’ compensation and professional and general liability claims is to use an actuary to estimate our exposure for claims obligations (for both asserted and unasserted claims).  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis.

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of December 31, 2010, we and/or our managed centers are defendants in 30 such claims inclusive of years 2002 through 2010.   It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all providers owned or leased by us, and most providers managed by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

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

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2010, 2009 and 2008.

Percentage of Net Revenues

Year Ended December 31,	2010	2009	2008

Revenues:
Net patient revenues	92.7%	93.0%	92.1%
Other revenues	7.3	7.0	7.9
Net operating revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	55.9	55.5	54.9
Other operating	27.5	28.2	30.1
Rent	4.6	4.8	5.0
Depreciation and amortization	3.8	3.8	3.9
Interest	0.1	0.1	0.1
Total costs and expenses	91.9	92.4	94.1
Income before non-operating income	8.1	7.6	5.9
Non-operating income	3.3	2.5	2.5
Income before income taxes	11.3	10.1	8.4
Income tax provision	(4.0)	(4.1)	(2.7)
Net Income	7.4	6.0	5.7
Dividends to preferred stockholders	(1.2)	(1.3)	(1.4)
Net income available to common stockholders	6.2	4.7	4.4

The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)

	2010 vs. 2009		2009 vs. 2008
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$42,040	6.8	$38,535	6.6
Other revenues	5,243	11.2	(3,522)	(7.0)
Net operating revenues	47,283	7.1	35,013	5.5
Costs and Expenses:
Salaries, wages and benefits	29,562	8.0	22,774	6.5
Other operating	8,871	4.7	(2,433)	(1.3)
Rent	586	1.8	898	2.9
Depreciation and amortization	1,712	6.7	611	2.5
Interest	(203)	(28.4)	(157)	(18.0)
Total costs and expenses	40,528	6.6	21,693	3.6
Income before non-operating income	6,755	13.3	13,320	35.4
Non-operating income	6,556	39.1	1,049	6.7
Income before income taxes	13,311	19.7	14,369	27.0
Income tax provision	(665)	2.4	10,691	63.2
Net Income	12,646	31.6	3,678	10.1
Dividends paid to preferred stockholders	–	–	–	–
Net income available to common stockholders	$12,646	40.3	$3,678	13.3

Our long-term health care services, including therapy and pharmacy services, provided 89.1%, 89.4%, and 91.2% of net patient revenues in 2010, 2009, and 2008, respectively.  Homecare and hospice programs provided 10.9%, 10.6%, and 8.8% of net patient revenues in 2010, 2009, and 2008, respectively.

The overall average census in owned and leased health care centers for 2010 was 92.0% compared to 92.0% and 92.5% in 2009 and 2008, respectively.

Approximately 70% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  As discussed above in the Application of Critical Accounting Policies section, amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  See Application of Critical Accounting Policies for discussion of the effects that this revenue concentration and the uncertainties related to such revenues have on our revenue recognition policies.

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

Recent developments—

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which represents significant changes to the current U.S. health care system (collectively the "Acts"). The Acts affect aging services providers, our partners (employees) and our patients and residents in a multitude of ways.  We have evaluated the provisions of the Acts and continue to do so.  We do not expect material effects on our results of operations, liquidity and cash flows in 2011.  We anticipate many of the provisions of the Acts may be subject to further clarification and modification through the rule-making process.  It is uncertain at this time the effect the modifications will have on our future results of operations or cash flows.

In December 2010, President Obama signed into law the Medicare and Medicaid Extenders Act (“MMEA”).  This legislation affects numerous health care providers and makes several important technical corrections to the health reform laws enacted earlier in 2010.  An important item provided for in the MMEA legislation is for an immediate and retroactive updated methodology (Resource Utilization Group – Version Four, “RUG-IV”) for determining Medicare payment rates to skilled nursing centers.  The retroactive date goes back to October 1, 2010.  Under the health reform law passed in March 2010, Congress imposed a moratorium on implementing the updated methodology until October 1, 2011.  The MMEA repeals that provision, and ends the delay in implementing RUG-IV, allowing skilled nursing center rates determined by RUG-IV to be applied as of October 1, 2010.

Medicare—

Effective October 1, 2010, the federal RUG rates had a market basket increase of 2.3%.  There was also a negative .6 percentage point forecasting error adjustment, generating a net market basket increase of 1.7%.  According to CMS, the transition from RUG-III to RUG-IV would be on a budget neutral basis.  CMS states RUG-IV is needed to recalibrate the case-mix system after changes in fiscal year 2006 caused payments to skilled nursing centers to exceed budget neutrality estimates. The effect of these rate changes on our revenues is dependent upon our census and the mix of our patients at the PPS pay rates.  The PPS rates had a net market basket decrease of 1.1% in 2009 and a net market basket increase of 3.4% in 2008.

For 2010, our average Medicare per diem rate increased 4.8% compared to the same period in 2009.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Effective October 1, 2010, hospice agencies will receive Medicare payments which represent a 1.8% increase.  We estimate the effect of the revenue increase for NHC hospice programs to be approximately $200,000 annually, or $50,000 per quarter.

Effective January 2011, home health agencies will receive Medicare payments which represent a 5.2% decrease.  We estimate the effect of the revenue decrease for NHC homecare programs to be approximately $3,400,000 annually, or $850,000 per quarter.

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

Overall our average Medicaid per diem increased 3.0% in 2010 compared to 2009. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

2010 Compared to 2009

Results for 2010 compared to 2009 include a 7.1% increase in net operating revenues and a 19.7% increase in net income before income taxes.

Net patient revenues increased $42,040,000 or 6.8% compared to the same period last year.   Medicare, Medicaid and private pay per diem rates increased 4.8%, 3.0% and 4.2%, respectively, in 2010 compared to 2009.  In combination with our per diem increases, the addition of our newly constructed or acquired businesses during the 2010 year helped increase net patient revenues approximately $11,208,000.  The new businesses consisted of four skilled nursing facilities, one assisted living community, and three homecare programs.  One of the skilled nursing facilities was opened in January 2010 and the remaining three facilities were acquired or obtained December 1, 2010.  The assisted living community opened in March 2010 and the three homecare programs were acquired May 1, 2010.

Other revenues this year increased $5,243,000 or 11.2% to $51,875,000.  Other revenues in 2010 include management and accounting service fees of $20,897,000 ($17,845,000 in 2009) and insurance services revenue of $17,068,000 ($14,560,000 in 2009).   Rental income of $12,226,000 in 2010 decreased $538,000 compared to 2009.  NHC provided management services for 23 skilled nursing centers, 4 assisted living communities, and accounting and financial services for 28 centers in 2010.  Effective January 31, 2011, we will no longer manage one of our “continuing care communities”, which consist of one skilled nursing center, one assisted living community, and a retirement center.  Included in other revenues for these three facilities was $756,000 and $471,000 for 2010 and 2009, respectively.  We do not expect the discontinuation of these management services to have a material effect on our operating results.  See

Application of Critical Accounting Policies, Revenue Recognition - Subordination of Fees and Uncertain Collections for a discussion of the factors that may cause management fee revenues to fluctuate from period to period.

Non-operating income in 2010 increased $6,556,000 or 39.1% to $23,340,000.  The increase is primarily due to the amount of the recovery of assets ($3,563,000) in the acquisition of two Missouri long-term health care centers acquired on December 1, 2010.  We managed the facilities prior to our acquisition and had written certain assets down or off our balance sheet.  See Footnote 17 to our Consolidated Financial Statements for additional disclosure regarding the acquisition.  The remaining increase is due to an increase in interest and dividend income related to our marketable securities and restricted marketable securities ($2,679,000).

Total costs and expenses for 2010 increased $40,528,000 or 6.6% to $657,877,000 from $617,349,000 in 2009. Salaries, wages and benefits, the largest operating costs of this service company, increased $29,562,000 or 8.0% to $400,270,000 from $370,708,000.  Other operating expenses increased $8,871,000 or 4.7% to $197,016,000 for 2010 compared to $188,145,000 in 2009.  Rent expense increased $586,000 or 1.8% to $32,937,000.  Depreciation and amortization increased 6.7% to $27,141,000.  Interest costs decreased to $513,000.

Salaries, wages and benefits as a percentage of net operating revenue was 55.9% and 55.5% for the years ended December 31, 2010 and 2009, respectively.  The increases in salaries, wages and benefits are primarily due to increased staffing from the opening or acquisition of the four skilled nursing facilities, one assisted living community, and three homecare programs during 2010 ($7,106,000).  We also had increased costs in our existing skilled nursing facilities ($9,165,000), increased costs for therapist services ($4,452,000), an increased provision for workers' compensation claims ($2,728,000), and inflationary wage increases.

Other operating expense as a percentage of net operating revenues was 27.5% and 28.2% for the years ended December 31, 2010 and 2009, respectively.  The increases in other operating expenses are primarily due to the opening or acquisition of the new operations.  The four skilled nursing facilities, one assisted living community, and three homecare programs increased other operating expenses $5,695,000.  Our existing skilled nursing facilities also increased other operating expenses approximately $3,691,000.

Rent expense in 2010 increased by approximately $586,000 compared to the prior year due to increased percentage rent to National Health Investors, Inc. (NHI) of $365,000.  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 revenues, the base year of the lease agreement.

Depreciation expense increased primarily due to the acquisition and construction of depreciable assets in the last year.  The increase in depreciation for the twelve months ended December 31, 2010 was $1,712,000.

The decrease in interest costs is primarily due to the Company paying off the revolving credit facility during the fourth quarter of 2009.

The income tax provision for 2010 is $28,272,000 (an effective tax rate of 34.9%).  The income tax provision and effective tax rate for 2010 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,721,000 composed of $2,502,000 tax and $1,219,000 interest and penalties on permanent differences or 4.6% of income before taxes in 2010.  The income tax provision and effective tax rate for 2010 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $660,000 composed of $449,000 tax and $211,000 interest and penalties or 0.8% of income before taxes in 2010.

The income tax provision for 2009 was $27,607,000 (an effective tax rate of 40.8%).  The income tax provision and effective tax rate for 2009 were favorably impacted by statute of limitations expirations and adjustment to unrecognized tax benefits resulting in a benefit to the provision of $1,553,000 composed of $941,000 tax and $612,000 interest and penalties on permanent differences, or 2.3% of income before taxes in 2009.  The income tax provision and effective tax rate for 2009 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $4,179,000 composed of $2,589,000 tax and $1,591,00 interest and penalties or 6.2% of income before taxes in 2009.

The effective tax rate for 2011 is expected to be in the range of 35% to 39%.

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

Other revenues this year decreased $3,522,000 or 7.0% to $46,632,000.  Other revenues in 2009 include management and accounting service fees of $17,845,000 ($18,496,000 in 2008) and insurance services revenue of $14,560,000 ($16,690,000 in 2008).   Rental income of $12,764,000 in 2009 decreased $509,000 compared to 2008.  NHC provided management services for 26 skilled nursing centers, 12 assisted living facilities, and accounting and financial services for 28 centers in both 2009 and 2008.  See Application of Critical Accounting Policies, Revenue Recognition - Subordination of Fees and Uncertain Collections for a discussion of the factors that may cause management fee revenues to fluctuate from period to period.

Non-operating income in 2009 increased $1,049,000 or 6.7% to $16,784,000.  The increase is due primarily to the increase in equity in earnings of our unconsolidated investment in Caris Healthcare, L.P.  ($1,123,000).

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

Salaries, wages and benefits as a percentage of net operating revenues was 55.5% and 54.9% for the years ended December 31, 2009 and 2008, respectively.  The increases in salaries, wages and benefits are due to increased staffing due to the acquisition of a 132-bed skilled health care facility and 60-bed assisted living facility in Charleston, South Carolina ($3,462,000) in August 2008, the acquisition of five hospice locations in South Carolina ($4,702,000) in January 2009, increased costs for therapist services ($2,962,000), increased costs for homecare services ($3,587,000), and inflationary wage increases.

Other operating expenses as a percentage of net operating revenues was 28.2% and 30.1% for the years ended December 31, 2009 and 2008, respectively.  Other operating expenses decreased due to favorable professional liability results of approximately $11,795,000 in 2009 compared to the prior year.  The decreased costs were offset in part by increases in costs at newly acquired long-term care and assisted living facilities in Charleston, South Carolina ($1,781,000), the costs of five hospice locations newly purchased in South Carolina ($3,398,000), homecare expenses ($2,504,000) and inflationary increases.

Rent expense in 2009 increased by approximately $898,000 compared to the prior year due to increased percentage rent to National Health Investors, Inc. (NHI) of $227,000.  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 revenues, the base year of the lease agreement.

Depreciation expense increased primarily due to the acquisition or construction of depreciable assets in the last year.  The increase in depreciation for the twelve months ended December 31, 2009 was $611,000.

The decrease in interest costs is due primarily to the Company paying off the revolving credit facility during the fourth quarter of 2009.

The income tax provision for 2009 was $27,607,000 (an effective tax rate of 40.8%).  The income tax provision and effective tax rate for 2009 were favorably impacted by statute of limitations expirations and adjustment to unrecognized tax benefits resulting in a benefit to the provision of $1,553,000 composed of $941,000 tax and $612,000 interest and penalties on permanent differences, or 2.3% of income before taxes in 2009.  The income tax provision and effective tax rate for 2009 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $4,179,000 composed of $2,589,000 tax and $1,591,00 interest and penalties or 6.2% of income before taxes in 2009.  The income tax provision for 2008 is $16,916,000 (an effective tax rate of 31.7%).  The income tax provision and effective tax rate for 2008 were favorably impacted by statute of limitations expirations of $4,086,000 composed of $2,067,000 tax and $904,000 interest and penalties on permanent differences, and $1,115,000 interest and penalties on temporary differences, or 7.7% of income before taxes in 2008.

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

	Year Ended		One Year Change		Year Ended	Two Year Change
	12/31/10	12/31/09	$	%	12/31/08	$	%
Cash and Cash equivalents at beginning of period	$39,022	$49,033	$(10,011)	(20)	$2,379	$36,643	154

Cash provided from operating activities	62,404	85,150	(22,746)	(27)	56,881	5,523	10

Cash used in investing activities	(46,351)	(39,185)	(7,166)	(18)	(11,117)	(35,234)	(317)

Cash provided from (used in) financing activities	(26,597)	(55,976)	29,379	53	890	(27,487)	(309)

Cash and cash equivalents at end of period	$28,478	$39,022	$(10,544)	(27)	$49,033	$(20,555)	(42)

Operating Activities - Net cash provided by operating activities for the year ended December 31, 2010, was $62,404,000 as compared to $85,150,000 and $56,881,000 for the years ended December 31, 2009 and 2008, respectively.  Cash provided by operating activities consisted of net income of $52,695,000, adjustments for non-cash items of $26,238,000, and $16,529,000 used for working capital and other activities.  Working capital and other activities primarily consisted of an increase in accounts receivable of $15,817,000, an increase in restricted cash and cash equivalents of $2,509,000, a decrease in other noncurrent liabilities of $3,772,000, and an increase in accrued payroll of $5,205,000.

The increase in accounts receivable was primarily due to an increase in revenue during the fourth quarter of 2010 and due to accounts receivable from National.  Patient accounts receivable increased $8,851,000 in 2010 over 2009.  Interim payments to National for payroll and benefit services exceeded actual cost by $4,725,000 during 2010.  The increase in accrued payroll is due to timing of payments.

Investing Activities - Cash used in investing activities totaled $46,351,000 for the year ended December 31, 2010, as compared to $39,185,000 and $11,117,000 for the years ended December 31, 2009 and 2008, respectively.  Cash used for property and equipment additions was $32,838,000 and $44,064,000 for the years ended December 31, 2010 and 2009, respectively.  Cash in the amount of $14,342,000 was used in the May 1, 2010 acquisition of the three homecare programs in South Carolina.  Purchases and sales of restricted marketable securities resulted in a net use of cash of $2,005,000.  Investments in notes receivable totaled $-0- in 2010 compared to $8,326,000 in 2009.  Cash provided by net collections of notes receivable was $1,300,000 in 2010 compared to $5,017,000 in 2009.  The collections of our investment in the cash fund in liquidation was $-0- in 2010 compared to $7,804,000 cash collected in 2009.

Construction costs included in additions to property and equipment in 2010 include $10,073,000 for the construction in progress of a 75-unit assisted living facility in Columbia, South Carolina and a 46-unit assisted living addition to our Franklin, Tennessee community, $4,994,000 for the December 1, 2010 transaction to obtain control of the 120-bed Springfield, Missouri skilled nursing facility, and $3,308,000 for the completion of both the 120-bed skilled nursing facility in Bluffton, South Carolina and the 45-unit assisted living community in Mauldin, South Carolina.

The purchases of restricted marketable securities were funded primarily from restricted cash and cash equivalents to earn a better rate of return.

Financing Activities - Net cash used in financing activities totaled $26,597,000 and $55,976,000 for the years ended December 31, 2010 and 2009, respectively, compared to cash provided by financing activities of $890,000 for the year ended December 31, 2008.  Payments on debt were $-0- in 2010 compared to $50,502,000 in 2009.  Dividends paid to common stockholders for the 2010 year were $14,780,000 compared to $13,508,000 in 2009.  Dividends paid to preferred stockholders were $8,673,000 in 2010 and 2009.  Proceeds from the issuance of common stock, primarily from the exercise of stock options, totaled $2,655,000 in 2010 compared to $15,395,000 in the prior year.  In August 2010, the Company repurchased 182,900 shares of common stock, which used $5,944,000 of cash.  The tax benefits from the exercise of stock options provided cash of $154,000 in 2010 and $1,566,000 in 2009.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2010 are as follows (in 000’s):

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt principal	$10,000	$–	$–	$–	$10,000
Long-term debt – interest	1,934	276	553	553	552
Obligations to complete construction	5,032	5,032	–	–	–
Operating leases	370,700	33,700	67,400	67,400	202,200
Total Contractual Cash Obligations	$387,666	$39,008	$67,953	$67,953	$212,752

Income taxes payable for uncertain tax positions under ASC 740 of $5,463,000 attributable to permanent differences, at December 31, 2010 has not been included in the above table because of the inability to estimate the period in which payment is expected to occur.  See Note 13 of the Consolidated Financial Statements for a discussion on income taxes.

Short-term liquidity - Effective October 26, 2010, we extended the maturity of our $75,000,000 revolving credit agreement to October 25, 2011.  At December 31, 2010, we do not have any funds borrowed against the credit agreement.  The entire amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

As to short-term liquidity commitments, NHC has entered into agreements to complete several construction projects.  At December 31, 2010, we are committed on construction contracts in the amount of approximately $5,032,000, all of which is expected to require funding within the next twelve months.

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $28,478,000, marketable securities of $85,116,000 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.

Long-term liquidity - Our $75,000,000 revolving credit agreement matures on October 25, 2011.  We currently anticipate renewing the credit agreement at that time.  While we have had no indication from the lender there is any question about renewal, there has been no commitment at this time.  We entered into this loan originally on October 30, 2007, and have renewed the loan three times, with a one year maturity.  At the inception and at each renewal, the lender offered alternative notes with longer maturities, but the Company chose a one-year maturity because of the terms.  If we have an outstanding balance and are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt obligations.  This will limit our ability to fund future growth opportunities.

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

At December 31, 2010, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit.  We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2010, we did not participate in any such financial investments.

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

Other Matters—

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company has responded to the demand and complied as required with the terms of the demand.

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for the impact of new accounting standards.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments.  Currently, our exposure to market risk relates primarily to our fixed-income and equity portfolios.  These investment portfolios are exposed primarily to, but not limited to, interest rate risk, credit risk, equity price risk, and concentration risk.  We also have exposure to market risk that includes our cash and cash equivalents, notes receivable, revolving credit facility, and long-term debt.  The Company's senior management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk –

The fair values of our fixed-income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At December 31, 2010, we have available for sale debt securities in the amount of $70,877,000.  The fixed maturity portfolio is comprised of investments with primarily short-term and intermediate-term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet obligations.

As of December 31, 2010, both our long-term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long-term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75 million and our outstanding long-term debt, a 1% change in interest rates would charge our interest cost by approximately $850,000.

Approximately $5.8 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $59,000.

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.  As a result of the short-term nature of our cash instruments, a hypothetical 1% change in interest rates would have minimal impact on our future earnings and cash flows related to these instruments.

We do not currently use any derivative instruments to hedge our interest rate exposure.  We have not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to approvals by the Investment Committee of the Board.

Credit Risk –

Credit risk is managed by diversifying the fixed maturity portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings.  Corporate debt securities and commercial mortgage-backed securities comprise approximately 79.1% of the fair value of the fixed maturity portfolio.   At December 31, 2010, the credit quality ratings for our fixed maturity portfolio consisted of the following investment grades (as a percent of fair value):  43.7% AAA rated, 21.3% AA rated, 30.7% A rated, 1.5% BBB rated, and 2.8% not rated.

Equity Price and Concentration Risk –

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At December 31, 2010, the fair value of our equity marketable securities is approximately $85,116,000.  Of the $85.1 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $73,412,000, or 86.2%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $8,512,000.  At December 31, 2010, our equity securities had unrealized gains of $55,512,000 and no unrealized losses.  Of the $55,512,000 unrealized gains, $48,678,000 is related to NHI.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National HealthCare Corporation at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National HealthCare Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of National HealthCare Corporation for the year ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National HealthCare Corporation for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

(formerly known as BDO Seidman, LLP)

Nashville, Tennessee

March 5, 2009

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share and per share amounts)

Years Ended December 31	2010	2009	2008

Revenues:
Net patient revenues	$663,629	$621,589	$583,054
Other revenues	51,875	46,632	50,154
Net operating revenues	715,504	668,221	633,208

Costs and Expenses:
Salaries, wages and benefits	400,270	370,708	347,934
Other operating	197,016	188,145	190,578
Rent	32,937	32,351	31,453
Depreciation and amortization	27,141	25,429	24,818
Interest	513	716	873
Total costs and expenses	657,877	617,349	595,656

Income Before Non-Operating Income	57,627	50,872	37,552
Non-Operating Income	23,340	16,784	15,735

Income Before Income Taxes	80,967	67,656	53,287
Income Tax Provision	(28,272)	(27,607)	(16,916)
Net Income	52,695	40,049	36,371

Dividends to Preferred Stockholders	(8,673)	(8,673)	(8,673)

Net Income Available to Common Stockholders	$44,022	$31,376	$27,698

Earnings Per Common Share:
Basic	$3.22	$2.31	$2.16
Diluted	$3.22	$2.31	$2.11

Weighted Average Common Shares Outstanding:
Basic	13,671,053	13,562,850	12,834,630
Diluted	13,676,476	13,577,676	13,133,419

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

December 31	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$28,478	$39,022
Restricted cash and cash equivalents	51,992	96,934
Marketable securities	85,116	71,280
Restricted marketable securities	70,877	19,350
Accounts receivable, less allowance for doubtful
accounts of $3,942 and $3,502, respectively	76,559	62,129
Inventories	7,853	7,393
Prepaid expenses and other assets	1,251	1,074
Federal income tax receivable	–	3,470
Total current assets	322,126	300,652

Property and Equipment:
Property and equipment, at cost	640,150	608,753
Accumulated depreciation and amortization	(203,758)	(181,177)
Net property and equipment	436,392	427,576

Other Assets:
Deposits	302	323
Goodwill	20,320	5,978
Notes receivable	23,671	26,805
Deferred income taxes	12,000	15,555
Investments in limited liability companies and other	14,204	11,643
Total other assets	70,497	60,304
Total assets	$829,015	$788,532

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

December 31	2010	2009

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$10,947	$10,909
Accrued payroll	52,055	46,149
Amounts due to third party payors	17,667	18,617
Accrued risk reserves	105,059	107,456
Deferred income taxes	14,186	8,427
Other current liabilities	17,882	15,117
Dividends payable	5,997	5,729
Accrued interest	13	81
Total current liabilities	223,806	212,485

Long-Term Debt, less Current Portion	10,000	10,000
Other Noncurrent Liabilities	18,861	22,633
Deferred Lease Credits	1,212	2,423
Deferred Revenue	13,990	15,212

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,840,608 and 10,841,062 shares, respectively, issued and outstanding; stated at liquidation value of $15.75 per share	170,548	170,555
Common stock, $.01 par value; 30,000,000 shares authorized; 13,637,258 and 13,717,701 shares, respectively, issued and outstanding	136	137
Capital in excess of par value	128,061	130,867
Retained earnings	226,114	197,140
Unrealized gains on marketable securities, net of taxes	36,287	27,080
Total stockholders’ equity	561,146	525,779
Total liabilities and stockholders’ equity	$829,015	$788,532

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

Year Ended December 31	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$52,695	$40,049	$36,371
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	27,141	25,429	24,818
Provision for doubtful accounts receivable	2,256	1,121	2,464
Equity in earnings of unconsolidated investments	(8,993)	(8,679)	(7,556)
Distributions from unconsolidated investments	6,462	7,216	–
Recovery of assets in acquisition of healthcare centers	(3,563)	–	–
Gains on sale of restricted marketable securities	(891)	–	–
Loss on sale of marketable securities	–	–	2,160
Deferred income taxes	3,505	1,380	(4,489)
Stock-based compensation	321	1,134	2,150
Changes in operating assets and liabilities, net of the effect of acquisitions:
Restricted cash and cash equivalents	(2,509)	4,448	(17,169)
Accounts receivables	(15,817)	7,478	(4,979)
Income tax receivable	3,470	(3,470)	–
Inventories	(372)	(251)	(488)
Prepaid expenses and other assets	(166)	172	681
Trade accounts payable	(352)	(2,900)	391
Accrued payroll	5,205	(2,331)	1,688
Amounts due to third party payors	(891)	3,023	3,255
Accrued interest	(68)	(23)	58
Other current liabilities and accrued risk reserves	(35)	4,434	17,647
Entrance fee deposits	(957)	94	201
Other noncurrent liabilities	(3,772)	6,826	–
Deferred income	(265)	–	(322)
Net cash provided by operating activities	62,404	85,150	56,881
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(32,838)	(44,064)	(42,660)
Disposals of property and equipment	545	384	248
Acquisition of homecare business	(14,342)	–	–
Decrease in deposits for land acquisition	–	–	941
Investments in notes receivable	–	(8,326)	(5,914)
Collections of notes receivable	1,300	5,017	4,902
Decrease in restricted cash and cash equivalents	47,451	18,025	–
Purchases of restricted marketable securities	(93,305)	(18,025)	(377)
Sale of restricted marketable securities	43,849	–	225
Cash acquired in acquisition of facilities	989	–	–
Distributions from unconsolidated investments	–	–	5,990
Changes in cash fund in liquidation	–	7,804	25,528
Net cash used in investing activities	(46,351)	(39,185)	(11,117)
Cash Flows From Financing Activities:
Proceeds from debt	–	–	50,500
Payments on debt	–	(50,502)	(7,433)
Tax benefit from stock-based compensation	154	1,566	1,549
Dividends paid to preferred stockholders	(8,673)	(8,673)	(8,336)
Dividends paid to common stockholders	(14,780)	(13,508)	(11,543)
Restricted cash to repay the acquisition of NHR	–	–	(30,000)
Issuance of common shares	2,655	15,395	6,663
Repurchase of common shares	(5,944)	–	–
(Increase) decrease in deposits	21	206	(441)
Other	(30)	(460)	(69)
Net cash provided by (used in) financing activities	(26,597)	(55,976)	890
Net Increase (Decrease) in Cash and Cash Equivalents	(10,544)	(10,011)	46,654
Cash and Cash Equivalents, Beginning of Period	39,022	49,033	2,379
Cash and Cash Equivalents, End of Period	$28,478	$39,022	$49,033

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued)

Year Ended December 31	2010	2009	2008
(in thousands)
Supplemental Information:
Cash payments for interest	$658	$869	$965

Cash payments for income taxes	22,969	21,585	15,488

Non-cash activities include:

Effective December 1, 2010, NHC acquired the assets and assumed certain liabilities of two 120-bed long-term health care centers. The consideration given was first mortgage bonds owned by us.
Real and personal property	(4,873)	–	–
Current assets acquired	(1,958)	–	–
Current liabilities acquired	1,623	–	–
First mortgage revenue bonds	1,645	–	–
Gain on recovery of assets	3,563	–	–

Effective January 7, 2008, cash proceeds that were being held by a facilitator pending the completion of an IRC §1031 exchange were disbursed to acquire property and equipment
Acquisition of property and equipment	–	–	(11,420)
Deposits reserved for land acquisition	–	–	11,420

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Unrealized Gains (Losses) on Marketable Securities	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	10,841,062	$170,555	12,757,907	$127	$103,221	$164,003	$17,802	$455,708
Net income	–	–	–	–	–	36,371	–	36,371
Unrealized losses on securities (net of tax benefit of $643)	–	–	–	–	–	–	(960)	(960)
Total comprehensive income								35,411
Stock-based compensation	–	–	–	–	2,150	–	–	2,150
Tax benefit from exercise of stock options	–	–	–	–	1,549	–	–	1,549
Shares sold - stock purchase plans (including 273,589 options exercised)	–	–	273,789	3	6,660	–	–	6,663
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,673)	–	(8,673)
Dividends declared to common stockholders ($0.93 per share)	–	–	–	–	–	(11,991)	–	(11,991)
Balance at December 31, 2008	10,841,062	$170,555	13,031,696	$130	$113,580	$179,710	$16,842	$480,817
Net income	–	–	–	–	–	40,049	–	40,049
Unrealized gains on securities (net of tax of $6,148)	–	–	–	–	–	–	10,238	10,238
Total comprehensive income								50,287
Stock-based compensation	–	–	–	–	1,134	–	–	1,134
Tax benefit from exercise of stock options	–	–	–	–	1,566	–	–	1,566
Other	–	–	–	–	(801)	–	–	(801)
Shares sold - stock purchase plans (including 661,891 options exercised)	–	–	686,005	7	15,388	–	–	15,395
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,673)	–	(8,673)
Dividends declared to common stockholders ($1.02 per share)	–	–	–	–	–	(13,946)	–	(13,946)
Balance at December 31, 2009	10,841,062	$170,555	13,717,701	$137	$130,867	$197,140	$27,080	$525,779
Net income	–	–	–	–	–	52,695	–	52,695
Unrealized gains on securities (net of tax of $5,809)	–	–	–	–	–	–	9,207	9,207
Total comprehensive income								61,902
Stock-based compensation	–	–	30,000	–	321	–	–	321
Tax benefit from exercise of stock options	–	–	–	–	154	–	–	154
Shares sold - stock purchase plans (including 49,864 options exercised)	–	–	72,349	1	2,654	–	–	2,655
Shares repurchased	–	–	(182,900)	(2)	(5,942)	–	–	(5,944)
Shares issued in conversion of preferred stock to common stock	(454)	(7)	108	–	7	–	–	–
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,673)	–	(8,673)
Dividends declared to common stockholders ($1.10 per share)	–	–	–	–	–	(15,048)	–	(15,048)
Balance at December 31, 2010	10,840,608	$170,548	13,637,258	$136	$128,061	$226,114	$36,287	$561,146

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

National HealthCare Corporation operates, manages or provides services to long-term health care centers and associated assisted living centers, retirement centers and home health care programs located in 11 Southeastern, Northeastern and Midwestern states in the United States.  The most significant part of our business relates to skilled and intermediate nursing care in which setting we provide assisted living and retirement services, hospice care, home health care and rehabilitative therapy services.  The long-term health care environment has continually undergone changes with regard to Federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues.  We continually monitor these industry developments as well as other factors that affect our business.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) include our wholly owned and controlled subsidiaries and affiliates. Variable interest entities (“VIEs”) in which we have an interest have been consolidated when we have been identified as the primary beneficiary. Investments in ventures in which we have the ability to exercise significant influence but do not have control over are accounted for using the equity method. Equity method investments are initially recorded at cost and subsequently are adjusted for our share of the venture’s earnings or losses and cash distributions.  Our most significant equity method investment is a 57.4% non-controlling ownership interest in Caris Healthcare L.P. (“Caris”), a business that specializes in hospice care services.  Investments in entities in which we lack the ability to exercise significant influence are included in the consolidated financial statements at cost unless there has been a decline in the market value of our investment that is deemed to be other than temporary.  All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

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

Net Patient Revenues and Accounts Receivable

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

Medicare program revenues, as well as certain Medicaid program revenues, are subject to audit and retroactive adjustment by government representatives.  The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services.  The assignment of patients to the various RUG categories is subject to post-payment review by Medicare intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements.  We have made provisions of approximately $17,667,000 as of December 31, 2010 for various Medicare and Medicaid current and prior year cost reports and claims reviews.

Approximately 70% of our net patient revenues are derived from participation in Medicare and Medicaid programs and other government programs.

Other Revenues

As discussed in Note 4 other revenues include revenues from the provision of insurance, management and accounting services to other long-term care providers, and rental income.  Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income as earned over the related policy period.  We charge for management services based on a percentage of net revenues.  We charge for accounting services based on a monthly fee or a fixed fee per bed of the long-term care center under contract.  We generally record other revenues on the accrual basis based on the terms of our contractual arrangements.  However, with respect to management and accounting services revenue from certain long-term care providers, including but not limited to National Health Corporation ("National")  as discussed in Note 4, where collection is not reasonably assured based on insufficient historical collections and the lack of expected future collections, our policy is to recognize income only in the period in which collection is assured and the amounts at question are believed by management to be fixed and determined.

Certain management contracts, including, but not limited to contracts with National, subordinate the payment of management fees earned under those contracts to other expenditures of the long-term care center and to the availability of cash provided by the facility’s operations.  Revenues from management services provided to the facilities that generate insufficient cash flow to pay the management fee, as prioritized under the contractual arrangement, are not recognized until such time as the amount of revenue earned is fixed or determinable and collectability is reasonably assured.  This recognition policy could cause our reported revenues and net income from management services to vary significantly from period to period.

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

Non-Operating Income

As discussed in Note 5, non-operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on securities, interest income, and other miscellaneous non-operating income.

Provision for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on factors such as payor type, historical collection trends and aging categories.  We review these factors and determine an estimated provision for doubtful accounts.  Historically, bad debts have resulted primarily from uncollectible private balances or from uncollectible coinsurance and deductibles.  Receivables that are deemed to be uncollectible are written off against the allowance.  The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of income in the period first identified.

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of income.  The provisions for doubtful accounts were $2,256,000, $1,121,000, and $2,464,000 for 2010, 2009 and 2008, respectively.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided by the straight-line method over the expected useful lives of the assets estimated as follows:  buildings and improvements, 20-40 years and equipment and furniture, 3-15 years.  The provision for depreciation and amortization includes the amortization of properties under capital leases.

Leasehold improvements attached to properties owned by NHI are amortized over periods that do not exceed the non-cancelable respective lease terms using the straight-line method.

Expenditures for repairs and maintenance are charged against income as incurred.  Betterments, which significantly extend the useful life, are capitalized.  We remove the costs and related allowances for accumulated depreciation or amortization from the accounts for properties sold or retired, and any resulting gains or losses are included in income.  We include interest costs incurred during construction periods in the cost of buildings ($77,000 in 2010, $130,000 in 2009, and $150,000 in 2008).

In accordance with ASC Topic 360, Property, Plant, and Equipment, we evaluate the recoverability of the carrying values of our properties on a property by property basis.  We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable.  The need to recognize an impairment is based on estimated future undiscounted cash flows from a property over the remaining useful life compared to the carrying value of that property.  If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

Mortgage and Other Notes Receivable

In accordance with Statement of ASC Topic 310, Receivable, NHC evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis.  On a quarterly basis, NHC reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

Investments in Marketable Securities and Restricted Marketable Securities

Our investments in marketable securities and restricted marketable securities include available for sale securities, which are recorded at fair value.  Unrealized gains and losses on available for sale securities that are deemed temporary are recorded as a separate component of stockholders’ equity.  If any adjustment to fair value reflects a significant decline in the value of the security, we consider all available evidence to evaluate the extent to which the decline is "other than temporary".  Credit losses are identified when we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.  In the event of a credit loss, only the amount associated with the credit loss is recognized in earnings, with the amount of loss relating to other factors recorded as a separate component of stockholders’ equity.

Goodwill

The Company accounts for goodwill under ASC Topic 350, Intangibles – Goodwill and Other.  Under the provisions of the statement, goodwill and intangible assets with indefinite useful lives are not amortized but are subject to impairment tests based on their estimated fair value. Unamortized goodwill is continually reviewed for impairment in accordance with the Codification.  The Company performs its annual impairment assessment on the first day of the fourth quarter.

Income Taxes

We utilize ASC Topic 740, Income Taxes, which requires an asset and liability approach for financial accounting and reporting for income taxes.  Under this guidance, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  See Note 13 for further discussion of our accounting for income taxes.

Also under ASC Topic 740, Income Taxes, tax positions are evaluated for recognition using a more-than-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Liabilities for income tax matters include amounts for income taxes, applicable penalties, and interest thereon and are the result of the potential alternative interpretations of tax laws and the judgmental nature of the timing of recognition of taxable income.

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents, restricted cash held by trustees, accounts receivable, marketable securities and notes receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest bearing accounts.  Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services.  We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable.  Marketable securities are held primarily in accounts with brokerage institutions.  Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) as discussed in Note 11.

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

Our financial instruments, principally our notes receivable, are subject to the possibility of loss of the carrying values as a result of the failure of other parties to perform according to their contractual obligations.  We obtain various collateral and other protective rights, and continually monitor these rights in order to reduce such possibilities of loss.  We evaluate the need to provide reserves for potential losses on our financial instruments based on management's periodic review of the portfolio on an instrument by instrument basis.  See Note 11 for additional information on the notes receivable.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less when purchased.

Restricted Cash and Restricted Marketable Securities

Restricted cash and restricted marketable securities primarily represent assets that are held by our wholly-owned limited purpose insurance companies for workers' compensation and professional liability claims.

Inventories

Inventories consist generally of food and supplies and are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

Other Current Liabilities

Other current liabilities primarily represent accruals for current federal and state income taxes, real estate taxes and other current liabilities.

Accrued Risk Reserves

We are principally self-insured for risks related to employee health insurance and utilize wholly-owned limited purpose insurance companies for workers’ compensation and professional liability claims.  Accrued risk reserves primarily represent the accrual for risks associated with employee health insurance, workers’ compensation and professional liability claims.  The accrued risk reserves include a liability for unpaid reported claims and estimates for incurred but unreported claims.  Our policy with respect to a significant portion of our workers’ compensation and professional and general liability claims is to use an actuary to estimate our exposure for claims obligation (for both asserted and unasserted claims).  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of income in the period first identified.

Stock-Based Compensation

Stock-based awards granted include stock options, restricted stock units, and stock purchased under our employee stock purchase plan.  Stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite service period only for those equity awards expected to vest.

The fair value of the restricted stock units is determined based on the stock price on the date of grant. We estimated the fair value of stock options and stock purchased under our employee stock purchase plan using the Black-Scholes model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the grant, the expected volatility of the price of our common stock, risk-free interest rates and expected dividend yield of our common stock. The fair value is amortized on a straight-line basis over the requisite service periods of the awards.

Deferred Lease Credits

Deferred lease credits include amounts being amortized to properly reflect expenses on a straight line basis under the terms of our existing lease agreements.

Other Noncurrent Liabilities

Other noncurrent liabilities include reserves primarily related to various uncertain income tax positions (See Note 13).

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National (as discussed in Note 3), certain amounts related to episodic payments received by our home health care providers in advance of providing services (as discussed in Note 1) and entrance fees that have been and are currently being received upon reservation and occupancy of retirement center units for a continuing care retirement community we own.  In accordance with the ASC Topic 954-430, Health Care Entities – Deferred Revenue, the estimated amount of entrance fees that are expected to be refunded to current residents should be recorded as deferred revenue.  According to our entrance fee contracts, a portion of the entrance fees are refundable (90%) only after a contract holder’s unit has been resold. The amounts received from new residents in excess of the amounts to be paid to previous residents are deferred and amortized over the estimated life of the facility.  The non-refundable portion (10%) is being recognized over the remaining life expectancies of the residents.

Comprehensive Income

ASC Topic 220, Comprehensive Income, requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be shown in the consolidated financial statements as comprehensive income.  We report our comprehensive income in the consolidated statements of stockholders’ equity.

Segment Disclosures

ASC Topic 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to stockholders.  Management believes that substantially all of our operations are part of the long-term health care industry segment. Our operations outside of the long-term health care industry segment are not material.  See Note 4 for a detail of other revenues provided within the long-term health care industry segment.  Information about the costs and expenses associated with each of the components of other revenues is not separately identifiable.

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This update requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.  The guidance is generally effective for reporting periods ending after December 15, 2010.  The adoption did not have a material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements.  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective immediately.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance is reflected in Note 9 – Fair Value Measurements.

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

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles, which is effective for interim and annual periods ending after September 15, 2009.  The ASC does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance.  ASC is the single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance.  The adoption of ASC did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.    The Company adopted this pronouncement for the quarter ended June 30, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosure – Overall, which provides additional guidance for estimating fair value in accordance with ASC Topic 820 when the volume and level of activity for the asset or liability have significantly decreased.  The Company adopted this guidance on April 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC Topic 320, Investments-Debt and Equity Securities, to amend the other-than-temporary guidance for debt securities to be based on intent and not more likely than not that the Company would be required to sell the security before the recovery and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The Company adopted this guidance on April 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC Topic 825, Financial Instruments.  This update requires fair value disclosures for financial instruments for interim reporting periods as well as in annual financial statements.  The Company adopted this guidance on April 1, 2009.

In June 2008, the FASB issued ASC Topic 260, Earnings per Share.  This guidance addresses whether instruments granted in stock-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  Non-vested share awards granted to employees that contain nonforfeitable dividend rights are now considered participating securities.  The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company’s adoption as of January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

Note 2 - Relationship with National Health Investors, Inc.

In 1991, we formed National Health Investors, Inc. ("NHI") as a wholly-owned subsidiary.  We then transferred to NHI certain healthcare facilities owned by NHC and distributed the shares of NHI to NHC’s stockholders.  The distribution had the effect of separating NHC and NHI into two independent public companies.  As a result of the distribution, all of the outstanding shares of NHI were distributed to the then NHC investors.  NHI is listed on the New York Stock Exchange.

Leases

On October 17, 1991, concurrent with our conveyance of real property to NHI, we leased from NHI the real property of 40 long-term health care centers and three retirement centers. Each lease was for an initial term originally expiring December 31, 2001, with two additional five-year renewal terms at our option, assuming no defaults.

A 15-year lease extension began on January 1, 2007, and includes three additional five-year renewal options, each at fair market value.  Under the terms of the lease, base rent for 2007 will total $33,700,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.  The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis.  Percentage rent for 2010, 2009, and 2008 was approximately $1,122,000, $757,000, and $531,000, respectively.

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

Base rent expense to NHI was $33,700,000 in 2010.  At December 31, 2010, the approximate future minimum base rent to be paid by us on non-cancelable operating leases with NHI are as follows:

	Total Commitments Including Florida Facilities	Total Commitments Excluding Florida Facilities
2011	$33,700,000	$28,948,000
2012	33,700,000	28,948,000
2013	33,700,000	28,948,000
2014	33,700,000	28,948,000
2015	33,700,000	28,948,000
Thereafter	202,200,000	202,200,000

Investment in NHI Common Stock

At December 31, 2010 and 2009, we own 1,630,642 shares (or 5.9%) of NHI’s outstanding common stock.  We account for our investment in NHI common stock as available for sale marketable securities in accordance with the provisions of ASC Topic 320, Investments.

Note 3 - Relationship with National Health Corporation

National Health Corporation ("National"), which is wholly-owned by the National Health Corporation Leveraged Employee Stock Ownership Plan ("ESOP"), was formed in 1986 and served as our administrative general partner through December 31, 1997, when we operated as a master limited partnership.  As discussed below, all of the personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National only through their participation as employees in the ESOP.

Management Contracts

We currently manage five long-term health care centers for National under a management contract.  We manage the centers for management fees that are comparable to those in the industry.  The management contract has been extended until January 20, 2018.  See Note 4 for additional information regarding management fees recognized from National.

Financing Activities

During 1991, we borrowed $10,000,000 from National.  The term note payable currently requires quarterly interest payments at the prime rate minus .85 percent.  The entire principal is due at maturity in 2018.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000.  The interest rate on the line of credit is prime plus one percent and the final maturity is January 20, 2018.  At December 31, 2010, National did not have an outstanding balance on the line of credit.

The maximum line of credit commitment amount of $2,000,000 is also the amount of a deferred gain that has been outstanding since NHC sold certain assets to National in 1988.  The amount of the deferred gain is expected to remain deferred until the management contract with National expires, currently scheduled in January, 2018.  The deferred gain is included in deferred income in the consolidated balance sheets.

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National only through their participation in the ESOP.  National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance.  We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs.  Such costs of personnel totaling approximately $400,270,000, $370,708,000, and $347,934,000 for 2010, 2009 and 2008 respectively, are reflected as salaries, wages and benefits in the accompanying consolidated statements of income.  The administrative fee paid to National for 2010, 2009, and 2008 was $3,299,000, $3,195,000, and $3,019,000, respectively.  National owes us $10,867,000 and $6,142,000 at December 31, 2010 and 2009, respectively, as a result of the differences between interim payments for payroll and benefits services costs made during the current and previous years and such actual costs.  The amounts are included in accounts receivable in the consolidated balance sheets.

National’s Ownership of Our Stock

At December 31, 2010 and 2009, National owns 1,271,147 shares (or approximately 9.3%) of our outstanding common stock and 1,271,147 shares (or approximately 11.7%) of our outstanding preferred stock.

Consolidation Considerations

Because of the contractual and management relationships between NHC and National as described in this note above, we have considered whether National should be consolidated by NHC under the guidance provided in ASC Topic 810, Consolidation.  We do not consolidate National because (1) NHC does not have any obligation or rights (current or future) to absorb losses or to receive benefits from National.  The ESOP participants bear the current and future financial gain or burden of National, (2) National’s equity at risk is sufficient to finance its activities without past or future subordinated support from NHC or other parties, and (3) the equity holders of National (that is collectively the ESOP, its trustees, and the ESOP participants) possess the characteristics of a controlling financial interest, including voting rights that are proportional to their economic interests.  Supporting the assertions above is the following:  (1) substantive independent trustees are appointed for the benefit of the ESOP participants when decisions must be made that may create the appearance of a conflict of interest between NHC and the ESOP, and (2) National was designed, formed and is operated for the purpose of creating variability and passing that variability along to the ESOP participants—that is, to provide retirement benefits and value to the employees of NHC and NHC’s affiliates.

Note 4 - Other Revenues

Other revenues are outlined in the table below.  Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly-owned limited purpose insurance subsidiaries have written for certain long-term health care centers to which we provide management or accounting services. Revenues from management and accounting services include management and accounting fees and revenues from other services provided to managed and other long-term health care centers.  Revenues from rental income include health care real estate properties owned by us and leased to third party operators.  "Other" revenues include miscellaneous health care related earnings.

Year ended December 31,	2010	2009	2008
	(in thousands)
Insurance services	$17,068	$14,560	$16,690
Management and accounting service fees	20,897	17,845	18,496
Rental income	12,226	12,764	13,273
Other	1,684	1,463	1,695
	$51,875	$46,632	$50,154

Management Fees from National

We have managed long-term care centers for National since 1988, and we currently manage five centers.  See Note 3 to the Consolidated Financial Statements regarding our relationship with National.

During 2010, 2009 and 2008, National paid and we recognized approximately $3,982,000, $1,200,000, and $0, respectively, of management fees and interest on management fees, which amounts are included in management and accounting service fees.  Unrecognized management fees from National total $21,320,000, $21,890,000, and $19,789,000 at December 31, 2010, 2009 and 2008, respectively.  We have recognized approximately $30,686,000 of management fees and interest from these centers since 1988.

The unpaid fees from these five centers, because the amount collectable could not be reasonably determined when the management services were provided, and because we cannot estimate the timing or amount of expected future collections, will be recognized as revenues only when the collectability of these fees can be reasonably assured.  Under the terms of our management agreement with National, the payment of these fees to us may be subordinated to other expenditures of the five long-term care centers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of centers or proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Management Fees from Other Nursing Centers

We continue to manage eight long-term health centers (excluding the five National centers) for third-party owners where the management fees are recognized only when realized.  During 2010, 2009, and 2008, we recognized $1,678,000, $1,035,000, $3,046,000, respectively, of management fees and interest from these eight long-term care centers.  Unrecognized and unpaid management fees from these centers total $7,613,000, $7,026,000, and $5,765,000 at December 31, 2010, 2009, and 2008, respectively.  We have recognized approximately $5,759,000 of management fees and interest from these centers since 2005.

The unpaid fees from these eight centers, because of insufficient historical collections and the lack of expected future collections, will be recognized as revenues only when the collectability of the fees can be reasonably assured.  Under the terms of our management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care providers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized and uncollected management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers or proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Rental Income

In 2007, NHC acquired all of the net assets of National Health Realty, Inc., which was a health care real estate investment trust.  The properties acquired in the acquisition are the properties that have generated the majority of the rental income for NHC for the years ended December 31, 2010, 2009, and 2008.  The health care properties currently owned and leased to third party operators include nine skilled nursing facilities and four assisted living communities.

Note 5 – Non-Operating Income

Non-operating income is outlined in the table below.  Non-operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on securities, interest income, and other miscellaneous non-operating income.  Our most significant equity method investment is a 57.4% non-controlling ownership interest in Caris HealthCare L.P., a business that specializes in hospice care services.  See Note 16 for additional disclosure regarding Caris.  See Note 17 for additional disclosure regarding the acquisition of healthcare centers.

Year ended December 31,	2010	2009	2008
	(in thousands)
Equity in earnings of unconsolidated investments	$8,993	$8,679	$7,556
Dividends and other net realized gains and losses on sales of securities	5,404	4,409	4,601
Interest income	5,380	3,696	3,578
Recovery of assets in acquisition of healthcare centers	3,563	–	–
	$23,340	$16,784	$15,735

Note 6 – Other Operating Expenses

Other operating expenses include the costs of care and services that we provide to the residents of our facilities and the costs of maintaining our facilities.  Our primary patient care costs include drugs, medical supplies, purchased professional services, food, professional insurance and licensing fees.  The primary facility costs include utilities and property insurance.

Note 7 - Earnings Per Share

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

Year Ended December 31,	2010	2009	2008
	(dollars in thousands, except per share amounts)
Basic:
Weighted average common shares outstanding	13,671,053	13,562,850	12,834,630
Net income	$52,695	$40,049	$36,371
Dividends to preferred stockholders	8,673	8,673	8,673
Net income available to common stockholders	$44,022	$31,376	$27,698
Earnings per common share, basic	$3.22	$2.31	$2.16

Diluted:
Weighted average common shares outstanding	13,671,053	13,562,850	12,834,630
Dilutive effect of stock options	3,237	14,826	298,789
Dilutive effect of restricted stock	2,186	–	–
Assumed average common shares outstanding	13,676,476	13,577,676	13,133,419

Net income available to common stockholders	$44,022	$31,376	$27,698
Earnings per common share, diluted	$3.22	$2.31	$2.11

Excluded in the above table are 235,620; 337,305; and 290,620 shares associated with stock options for 2010, 2009, and 2008, respectively, due to their antidilutive impact.  Also excluded are 2,623,861; 2,623,971; and 2,623,971 potential common shares for 2010, 2009, and 2008, respectively, issuable upon the conversion of preferred stock due to their antidilutive impact.

Note 8 - Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities and restricted marketable securities consist of the following:

	December 31, 2010		December 31, 2009
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$29,604	$85,116	$29,604	$71,280
Restricted investments available for sale:
Corporate debt securities	28,683	29,182	3,159	3,125
Commercial mortgage-backed securities	26,282	26,866	7,422	7,392
U.S. Treasury securities	8,192	8,030	8,918	8,833
U.S. government sponsored enterprise securities	2,340	2,423	–	–
State and municipal securities	4,348	4,376	–	–
	$99,449	$155,993	$49,103	$90,630

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)

	December 31, 2010			December 31, 2009
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$73,412	1,630,642	$24,734	$60,317

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	December 31, 2010		December 31, 2009
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$3,551	$3,562	$1,475	$1,493
1 to 5 years	46,461	47,340	13,105	12,984
6 to 10 years	18,313	18,454	4,919	4,873
Over 10 years	1,520	1,521	–	–
	$69,845	$70,877	$19,499	$19,350

 Gross unrealized gains related to available for sale securities are $56,911,000 and $41,676,000 as of December 31, 2010 and 2009, respectively.  Gross unrealized losses related to available for sale securities were $367,000 and $149,000 as of December 31, 2010 and 2009, respectively.

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2010, 2009 and 2008 were $43,849,000, $-0-, and $225,000, respectively.  Gross investment gains of $891,000 and $-0- were realized on these sales during the years ended December 31, 2010 and 2009, respectively.  Gross investment losses of $2,160,000 were realized on these sales during the year ended December 31, 2008.

Note 9 – Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long-term debt approximates fair value due to variable interest rates.  At December 31, 2010 and December 31, 2009, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

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

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices.  The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  Our Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each month, typically utilizing third party pricing services or other market observable data.  The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value.  These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.  We did not have any significant transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the twelve months ended December 31, 2010.

The following table summarizes fair value measurements by level at December 31, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$28,478	$28,478	$–	$–
Restricted cash and cash equivalents	51,992	51,992	–	–
Marketable equity securities	85,116	85,116	–	–
Corporate debt securities	29,182	–	29,182	–
Commercial mortgage-backed securities	26,866	–	26,866	–
U.S. Treasury securities	8,030	8,030	–	–
U.S. government sponsored enterprise securities	2,423	–	2,423	–
State and municipal securities	4,376	–	4,376	–
Total financial assets	$236,463	$173,616	$62,847	$–

	Fair Value Measurements Using
December 31, 2009	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$39,022	$39,022	$–	$–
Restricted cash and cash equivalents	96,934	96,934	–	–
Marketable equity securities	71,280	71,280	–	–
Corporate debt securities	3,125	3,125	–	–
Commercial mortgage-backed securities	7,392	–	7,392	–
U.S. Treasury securities	8,833	8,833	–	–
Total financial assets	$226,586	$219,194	$7,392	$–

Note 10 - Property and Equipment

Property and equipment, at cost, consists of the following:

December 31,	2010	2009
	(in thousands)
Land	$47,195	$46,595
Leasehold improvements	85,419	81,531
Buildings and improvements	372,634	338,178
Furniture and equipment	115,874	107,074
Construction in progress	19,028	35,375
	640,150	608,753
Less: Accumulated Depreciation	(203,758)	(181,177)
	$436,392	$427,576

At December 31, 2010, we have commitments to complete construction of approximately $5,032,000.

Note 11 - Notes Receivable

We have notes receivable from managed and other long-term health care centers totaling $23,671,000 and $26,805,000 at December 31, 2010 and 2009, respectively.  The notes are first and second mortgages with interest rates ranging from prime plus 2% to 10.5% fixed rate with periodic payments required prior to maturity.  The notes mature in the years from 2011 through 2016.  The proceeds of the notes were used by the long-term health care centers for construction costs, development costs incurred during construction, and working capital.

Note 12 - Long-Term Debt and Commitments

Long-Term Debt

Long-term debt consists of the following:

December 31,	Weighted Average Interest Rate	Maturities		Long-Term Debt
				2010	2009
(dollars in thousands)
Revolving Credit Facility, interest payable monthly	Variable, 1.26%	2011	$		$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018		10,000	10,000
				10,000	10,000
Less current portion				–	–
				$10,000	$10,000

 $75,000,000 Revolving Credit Agreement

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

The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 2010 are as follows:

Long-Term Debt
(in thousands)
2011	$	−
2012		−
2013		−
2014		−
2015		−
Thereafter		10,000
Total		$10,000

Lease Commitments

Operating expenses for the years ended December 31, 2010, 2009, and 2008 include expenses for leased premises and equipment under operating leases of $32,937,000, $32,351,000, and $31,453,000, respectively.  See Note 2 for the approximate future minimum rent commitments on non-cancelable operating leases with NHI.

Note 13 - Income Taxes

The provision for income taxes is comprised of the following components:

Year Ended December 31,	2010	2009	2008
	(in thousands)
Current Tax Provision
Federal	$23,734	$18,251	$15,443
State	2,953	5,743	3,912
	26,687	23,994	19,355
Deferred Tax Provision (Benefit)
Federal	1,386	2,950	(1,997)
State	199	663	(442)
	1,585	3,613	(2,439)
Income Tax Provision	$28,272	$27,607	$16,916

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows:

December 31,	2010	2009
	(in thousands)
Current deferred tax asset:
Allowance for doubtful accounts receivable	$1,300	$1,214
Accrued expenses	7,580	7,601
	8,880	8,815
Current deferred tax liability:
Unrealized gains on marketable securities	(22,011)	(16,202)
Other	(1,055)	(1,040)
	(23,066)	(17,242)
Net current deferred tax liability	$(14,186)	$(8,427)

Noncurrent deferred tax asset:
Financial reporting depreciation in excess of tax depreciation	$2,373	$3,408
Deferred gain on sale of assets (net)	(3,135)	(3,135)
Tax basis intangible asset in excess of financial reporting basis	1,574	2,057
Stock-based compensation	1,031	1,119
Other	68	212
Accrued expenses	2,394	4,209
Deferred revenue	7,695	7,685
Net noncurrent deferred tax asset	$12,000	$15,555

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

Year Ended December 31,	2010	2009	2008
	(in thousands)
Tax provision at federal statutory rate	$28,338	$23,680	$18,650

Increase (decrease) in income taxes
resulting from:
State, net of federal benefit	2,897	2,801	2,155
Nondeductible expenses	169	153	159
Insurance expense	(133)	108	(450)
Other, net	62	(614)	488
Unrecognized tax benefits	660	3,032	−
Expiration of statute of limitations	(3,721)	(1,553)	(4,086)
	(66)	3,927	(1,734)
Effective income tax expense	$28,272	$27,607	$16,916

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price.  During 2010, 2009 and 2008, $154,000, $1,566,000, and $1,549,000, respectively, attributable to the tax benefit of stock options exercised, was credited to additional paid-in capital.

NHC continually evaluates for uncertain tax positions.  Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have adequate provisions for unrecognized tax benefits related to uncertain tax positions.  However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.  We believe that our liabilities reflect the anticipated outcome of known uncertain tax positions in conformity with ASC Topic 740 Income Taxes.  Our liabilities for unrecognized tax benefits are presented in the consolidated balance sheets within Other Noncurrent Liabilities.

Also under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, December 31, 2007	$13,627	$18,222	$5,568	$23,790
Additions based on tax positions related to the current year	−	1,206	245	1,451
Additions for tax positions of prior years	−	−	586	586
Reductions for tax positions of prior years	(3,832)	(3,832)	−	(3,832)
Reductions for statute of limitation expirations	(2,101)	(4,169)	(2,019)	(6,188)
Balance, December 31, 2008	7,694	11,427	4,380	15,807
Additions based on tax positions related to the current year	323	4,558	487	5,045
Additions for tax positions of prior years	3,877	2,231	1,103	3,334
Reductions for statute of limitation expirations	−	(941)	(612)	(1,553)
Balance, December 31, 2009	11,894	17,275	5,358	22,633
Additions based on tax positions related to the current year	−	1,094	144	1,238
Reductions for tax positions of prior years	(1,510)	(1,356)	67	(1,289)
Reductions for statute of limitation expirations	(295)	(2,502)	(1,219)	(3,721)
Balance, December 31, 2010	$10,089	$14,511	$4,350	$18,861

During the year ended December 31, 2010, we have recognized a $2,502,000 decrease in unrecognized tax benefits (including $-0- of temporary differences and $2,502,000 of permanent differences) and an accompanying $1,219,000 decrease of related interest and penalties due to the effect of statute of limitations lapse.  The favorable impact on our tax provision was $3,721,000 composed of $2,502,000 tax and $1,219,000 interest and penalties on permanent differences and $-0- interest and penalties on temporary differences.

At December 31, 2010, we had $14,511,000 of unrecognized tax benefits, composed of $9,048,000 of deferred tax assets, $-0- of deferred tax liabilities, and $5,463,000 of permanent differences.  Accrued interest and penalties of $4,350,000 related to unrecognized tax benefits at December 31, 2010.  Unrecognized tax benefits of $5,463,000, net of federal benefit, at December 31, 2010, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,931,000 relate to these permanent differences at December 31, 2010.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months beginning December 31, 2010, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,450,000, composed of temporary differences of $-0-, and permanent differences of $2,450,000.  Interest and penalties of $818,000 relate to these permanent difference changes within 12 months beginning December 31, 2010.

During the year ended December 31, 2009, we recognized a $941,000 decrease in unrecognized tax benefits (including $-0- of temporary differences and $941,000 of permanent differences) and an accompanying $612,000 decrease of related interest and penalties due to the effect of statute of limitations lapse.  The favorable impact of our tax provision was $1,553,000 composed of $941,000 tax and $612,000 interest and penalties on permanent differences and $-0- interest and penalties on temporary differences.

At December 31, 2009, we had $17,275,000 of unrecognized tax benefits, composed of $10,618,000 of deferred tax assets, $-0- of deferred tax liabilities, and $6,658,000 of permanent differences.  Accrued interest and penalties payable of $5,358,000 relate to unrecognized tax benefits at December 31, 2009.  Unrecognized tax benefits of $6,658,000, net of federal benefit, at December 31, 2009, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,489,000 relate to these permanent differences at December 31, 2009.

During the year ended December 31, 2008, we recognized a $4,169,000 decrease in unrecognized tax benefits (including $2,101,000 of temporary differences and $2,068,000 of permanent differences) and an accompanying $2,019,000 decrease of related interest and penalties due to the effect of statute of limitations lapse.  The favorable impact on our tax provision was $4,086,000 composed of $2,068,000 tax and $904,000 interest and penalties on permanent differences, and $1,115,000 interest and penalties on temporary differences.

At December 31, 2008, we had $11,427,000 of unrecognized tax benefits, composed of $7,694,000 of deferred tax assets, $-0- of deferred tax liabilities, and $3,733,000 of permanent differences.  Accrued interest and penalties of $4,380,000 relate to unrecognized tax benefits at December 31, 2008.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.  Interest and penalties expense (benefit) was $(1,008,000); $978,000; and ($1,188,000) for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2007 (with few state exceptions).  Currently, there are no U.S. federal or state returns under examination.

Note 14 - Stock-Based Compensation

NHC recognizes stock-based compensation for all stock options and restricted stock granted over the requisite service period using the fair value for these grants as estimated at the date of grant either using the Black-Scholes pricing model for stock options or the quoted market price for restricted stock.

The 2005 and 2010 Stock-Based Compensation Plans

The Compensation Committee of the Board of Directors ("the Committee") has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option ("ISO"), a non–qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding.  The exercise price of any ISO’s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years.  The exercise price of any non–qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan ("the 2005 Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  At December 31, 2010, 756,567 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan ("the 2010 Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  At December 31, 2010, 1,042,000 shares were available for future grants under the 2010 Plan.

Under both the 2005 and 2010 Plans, the individual restricted stock and option grant awards vest over periods up to five years.  The term of the options outstanding under both Plans is five years from the date of the grant.  Our policy is to issue new shares to satisfy option exercises.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions.  The plan allows employees to terminate participation at any time.

Compensation expense is recognized only for the awards that ultimately vest.  Stock-based compensation totaled $321,000, $1,134,000, and $2,150,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  The expense for the 2010 year consisted of $187,000 for stock options and $134,000 for restricted stock.  The expense for the 2009 and 2008 years consisted of stock option expense only and no restricted stock expense.  Tax deductions in excess of amounts recognized as compensation costs totaled $691,000, $9,057,000, and $3,871,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010, we had $1,670,000 of unrecognized compensation cost related to unvested stock-based compensation awards, which consisted of $771,000 for stock options and $899,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 4.4 years for stock options and 2.6 years for restricted stock.  Stock-based compensation is included in "Salaries, wages and benefits" in the Consolidated Statements of Income.

Stock Options

The Company is required to estimate the fair value of stock-based awards on the date of grant.  The fair value of each option award is estimated using the Black–Scholes option valuation model with the weighted average assumptions indicated in the following table.  Generally, awards are subject to cliff vesting.  Each grant is valued as a single award with an expected term based upon expected employment and termination behavior.  Compensation cost is recognized over the requisite service period in a manner consistent with the option vesting provisions.  The straight–line attribution method requires that compensation expense is recognized at least equal to the portion of the grant–date fair value that is vested at that date.  The expected volatility is derived using weekly historical data for periods immediately preceding the date of grant.  The risk–free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant.  The expected life is an estimate of the number of years an option will be held before it is exercised.  The following table summarizes the assumptions used to value the options granted in the periods shown.

	Year Ended December 31
	2010	2009	2008
Risk-free interest rate	1.88%	0.96%	2.60%
Expected volatility	25.3%	29.1%	25.5%
Expected life, in years	4.5 years	2.0 years	2.0 years
Expected dividend yield	3.55%	2.99%	2.36%
Expected forfeiture rate	0.00%	0.00%	0.00%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value

Options outstanding at December 31, 2007	1,166,650	27.06		−
Options granted	112,586	51.86		−
Options exercised	(273,589)	24.34		−
Options forfeited	(3,451)	50.94		−
Options cancelled	(10,000)	20.90		−
Options outstanding at December 31, 2008	992,196	30.55		−
Options granted	113,914	37.37		−
Options exercised	(685,805)	22.44		−
Options cancelled	(35,000)	55.00		−
Options outstanding at December 31, 2009	385,305	44.78		−
Options granted	180,485	35.55		−
Options exercised	(72,149)	36.69		−
Options cancelled	(21,314)	32.01		−
Options outstanding at December 31, 2010	472,327	$43.07		$1,511,000

Options exercisable	314,327	$46.93	$	−

Options Outstanding December 31, 2010	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

236,707	$35.37 to $37.70	$36.14	4.1
235,620	$44.25 to $52.50	$50.02	1.5
472,327

At December 31, 2010, 314,327 options outstanding are exercisable.  Exercise prices on the options range from $35.37 to $52.50.  The weighted average remaining contractual life of all options outstanding at December 31, 2010 is 2.8 years.  The total intrinsic value of shares exercised during the year ended December 31, 2010 was $174,000.

Restricted Stock

The following table summarizes our restricted stock activity for the twelve months ended December 31, 2010.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested restricted shares at December 31, 2009	–	$–	$–
Award shares granted	30,000	34.46	–
Award shares vested	–	–	–
Unvested restricted shares at December 31, 2010	30,000	$34.46	$354,000

The weighted average remaining contractual life of restricted stock at December 31, 2010 is 4.3 years.

Note 15 - Contingencies and Guarantees

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $105,059,000 and $107,456,000 at December 31, 2010 and 2009, respectively.  This liability is classified as current based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets.  The amounts are subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the financial statements as "Other revenues" for 2010, 2009 and 2008, respectively, are $5,122,000, $2,687,000, and $6,339,000.  Associated losses and expenses are reflected in the consolidated financial statements as "Other operating costs and expenses".

General and Professional Liability Lawsuits and Insurance

Across the nation, the entire long term care industry has experienced significant increases in both the number of personal injury/wrongful death claims and awards based on alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2010, we and/or our managed centers are currently defendants in 30 such claims covering the years 2002 through December 31, 2010.

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

For 2003-2010, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company in the amount of $1 million per incident, $3 million per location with an aggregate primary policy limit.  The limit was $17.0 million for 2009 and 2010, $16.0 million for 2008, $14.0 million for 2006 and 2007, and $12.0 million for 2003-2005.  There is a $7.5 million annual excess aggregate applicable to years 2003-2007 while years 2008- 2010 have a $9.0 million annual excess aggregate.

For these professional liability insurance operations, the premium revenues reflected in the financials as "Other revenues" for 2010, 2009 and 2008, respectively, are $4,443,000, $4,646,000, and $4,011,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as "Other operating costs and expenses".

Debt Guarantees

At December 31, 2010, no agreement to guarantee the debt of other parties exists.

Other Matters

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company has responded to the demand and complied as required with the terms of the demand.

Note 16 – Equity Method Investment in Caris HealthCare, L.P.

We have a 57.4% non-controlling ownership interest in Caris HealthCare L.P., a business that specializes in hospice care services in NHC owned health care centers and in other settings.  In 2003, we entered into a partnership agreement with Caris in order to develop hospice programs in selected market locations.  The carrying value of our investment is $12,797,000 and $10,350,000 at December 31, 2010 and 2009, respectively.  The carrying amounts are included in "Investments in limited liability companies and other" in the Consolidated Balance Sheets.  Summarized financial information of Caris as of and for the years ended December 31, 2010, 2009 and 2008 is provided below.

	2010	2009	2008
	( in thousands)
Current assets	$20,257	$27,289	$19,890
Noncurrent assets	599	816	1,007
Liabilities	7,988	7,563	4,104
Partners’ Capital	12,868	20,542	16,793
Revenue	43,896	44,086	37,579
Expenses	26,200	26,929	23,379
Net Income	17,696	17,157	14,200

Consolidation Consideration

Due to our increased ownership percentage in Caris during the 2010 year, we have considered whether Caris should be consolidated by NHC under the guidance provided in ASC Topic 810, Consolidation.  We do not consolidate Caris because (1) Caris’ equity at risk is sufficient to finance its activities without additional subordinated financial support, (2) the general partner of the Partnership has the power to direct the activities that most significantly impact the economic performance of Caris, and (3) the equity holders of Caris possess the characteristics of a controlling financial interest, including voting rights that are proportional to their economic interests.  Supporting the assertions above is the following:  (1) the ownership percentage of the general partner did not change and remains equally divided between NHC and another party, (2) the general partner manages and controls the Partnership with full and complete discretion, and (3) the limited partners have no right or power to take part in the control of the business of the Partnership, which is where our ownership percentage increase occurred.

Note 17- Acquisitions of Healthcare Centers, Homecare and Hospice Businesses

Healthcare Centers

Effective December 1, 2010, we purchased certain assets and assumed certain liabilities of two 120-bed skilled nursing and rehabilitation facilities in Macon, Missouri and Osage Beach, Missouri.  The consideration we gave for the purchase was the outstanding first mortgage bonds of the centers that were held by us.  The first mortgage bonds had a face value of approximately $4,500,000 but had previously been written down.  Therefore, as a result of acquiring the properties, we recorded a recovery of assets in the amount of $3,563,000. The recovery of assets is classified as “Non-operating income” in the Consolidated Statements of Income.   The operating results of the two facilities have been included in the consolidated financial statements since December 1, 2010, the acquisition date.

Also effective December 1, 2010, we entered into an operating agreement to lease a 120-bed skilled nursing and rehabilitation facility in Springfield, Missouri.  The terms of the lease include a ten year lease and include five additional, five year lease options as well as a purchase option.  Although we signed an operating agreement to lease the facility, the lease and financial consideration given was structured in a way such that the owner of the real estate is considered a variable interest entity for which we have determined NHC to be the primary beneficiary.  Therefore, in accordance with ASC Topic 810, Consolidation, we have recorded the real property of the facility, as well as the operating results, in our consolidated financial statements effective December 1, 2010.  We recorded financial assets in the amount of $4,500,000 for land, building and improvements related to the real property.  See Note 18 for additional disclosure regarding the variable interest entity.

On August 1, 2008, we purchased a 132-bed skilled nursing and rehabilitation facility and a 60-bed assisted living facility located in Charleston, South Carolina for approximately $13,250,000.

On January 2, 2008, we purchased a 109-bed skilled nursing and rehabilitation facility located in Knoxville, Tennessee from the St. Mary’s Health System for $6,347,000.

Homecare and Hospice Businesses

On May 1, 2010, we purchased for $14,850,000 in cash certain assets and assumed certain liabilities of three homecare programs located in South Carolina.  The three homecare programs are licensed in five South Carolina counties.  ASC Topic 805, Business Combinations, states the purchase price should be allocated based upon the fair value of the identifiable assets acquired and liabilities assumed with the excess of the fair value of the consideration provided over the fair value of the identifiable assets and liabilities recorded as goodwill.  As a result of the acquisition, we recorded $14,342,000 as goodwill, all of which is expected to be fully deductible as amortized for income tax purposes.  The operating results of the three homecare programs have been included in the consolidated financial statements since May 1, 2010, the acquisition date.

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

The operating results for the acquisitions described above are included in the Consolidated Statements of Income from their respective acquisition dates.  Pro forma disclosures related to the acquisitions are not material.

Note 18 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary.  The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE.  At December 31, 2010, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

Effective December 1, 2010, we signed an operating agreement to lease Springfield Rehabilitation and Heath Care Center, a 120-bed skilled heath care center located in Springfield, Missouri.  The terms of the lease include a ten year lease and include five additional, five year lease options as well as a purchase option.  The operating lease agreement was established on the same date third party owners purchased the real estate of the 120-bed skilled health care center.  The third party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note.  The risks and rewards associated with the operations of the health care center and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC.  At December 31, 2010, the $4,500,000 mortgage note receivable from the third party owners is eliminated in our consolidated financial statements.  Land and buildings and improvements of $4,500,000 have been recorded in our consolidated financial statements, as well as the operations of the center since December 1, 2010, because we are the primary beneficiary in the relationship.

Note 19 - Series A Convertible Preferred Stock

On October 31, 2007, NHC issued $170,555,000 of NHC Series A Convertible Preferred Stock (the "Preferred Stock") with a liquidation preference of $15.75.  Each share of the Preferred Stock is entitled to annual preferred dividends of $0.80 per share.  Dividends on the Preferred Stock are cumulative.

The Preferred Stock, which is listed on the NYSE Amex exchange with the symbol "NHC.PRA", is convertible at any time at the option of the stockholder into NHC common stock at a conversion price of $65.07.  Each share of the Preferred Stock will be convertible into 0.24204 of a share of NHC common stock.  After the fifth anniversary of the closing date, NHC will have the option to redeem the Preferred Stock, in whole or in part, for $15.75 cash per share (plus accrued but unpaid dividends); provided that the Preferred Stock will not be redeemable prior to the eighth anniversary of the closing date unless the average closing price for NHC common stock for 20 trading sessions equals or exceeds the conversion price.  The conversion price will be adjusted to reflect any future NHC common stock splits or stock dividends.

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

Note 21 - Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Operating Revenues	$172,037	$175,635	$177,264	$190,568
Income Before Non-Operating Income	12,239	14,618	14,270	16,500
Non-Operating Income	4,575	4,959	5,424	8,382
Net Income	10,407	11,850	15,083	15,355
Preferred Dividends	2,168	2,168	2,169	2,168
Net Income Available to Common Stockholders	8,239	9,682	12,914	13,187
Basic Earnings Per Share	.60	.70	.95	.97
Diluted Earnings Per Share	.60	.70	.95	.97

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Operating Revenues	$164,689	$167,647	$167,386	$168,499
Income Before Non-Operating Income	11,577	13,812	13,827	11,656
Non-Operating Income	3,980	4,389	4,244	4,171
Net Income	9,184	11,367	12,344	7,154
Preferred Dividends	2,168	2,168	2,169	2,168
Net Income Available to Common Stockholders	7,016	9,199	10,175	4,986
Basic Earnings Per Share	.53	.67	.74	.37
Diluted Earnings Per Share	.53	.67	.74	.37

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2010, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).   We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  We have concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  National HealthCare Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, National HealthCare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National HealthCare Corporation as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended and our report dated February 22, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 22, 2011

Changes in Internal Control - There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including our Chief Executive Officer and Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with NHC have been detected.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information in our definitive 2011 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

Item 11.  Executive Compensation.

The information in our definitive 2011 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in our definitive 2011 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information in our definitive 2011 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services.

The information in our definitive 2011 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule.

The following documents are filed as a part of this report:

(a)

(1)

Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)

Financial Statement Schedule:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited the consolidated financial statements of National HealthCare Corporation as of December 31, 2010 and 2009 and for the years then ended, and have issued our report thereon dated February 22, 2011 (included elsewhere in this Form 10-K).  Our audits also included the financial statement schedule as of December 31, 2010 and 2009 and for the years then ended, included in Item 15(a) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders

National HealthCare Corporation

Murfreesboro, Tennessee

The audit referred to in our report dated March 5, 2009 relating to the consolidated statements of income, stockholders' equity and cash flows of National HealthCare Corporation for the year ended December 31, 2008, which is contained in Item 8 of this Form 10-K, also included the audit of the financial statement schedule for the year ended December 31, 2008, listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

(formerly known as BDO Seidman, LLP)

Nashville, Tennessee

March 5, 2009

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance- Beginning of Period	Charged to Costs and Expenses		Charged to other Accounts	Deductions	Balance- End of Period
For the year ended December 31, 2008
Allowance for doubtful accounts	$4,381	$2,464	$	−	$1,828(1)	$5,017
Accrued risk reserve	$88,382	$53,007	$	−	$35,389	$106,000

For the year ended December 31, 2009
Allowance for doubtful accounts	$5,017	$1,121		$–	$2,636(1)	$3,502
Accrued risk reserve	$106,000	$47,450		$–	$45,994	$107,456

For the year ended December 31, 2010
Allowance for doubtful accounts	$3,502	$2,256	$	−	$1,816(1)	$3,942
Accrued risk reserve	$107,456	$48,076	$	−	$50,473	$105,059

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

NATIONAL HEALTHCARE CORPORATION

Date: February 22, 2011	BY: /s/ Robert G. Adams
Robert G. Adams
Chairman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2011	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: February 22, 2011	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer
(Principal Financial Officer)

Date: February 22, 2011	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 22, 2011	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 22, 2011	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: February 22, 2011	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 22, 2011	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Director

Date: February 22, 2011	/s/ Lawrence C. Tucker
Lawrence C. Tucker
Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2010
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

2.1	Agreement and Plan of Merger, dated December 20, 2006, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the SEC on December 20, 2006

2.2	Amendment and Waiver No. 1 to Agreement and Plan of Merger, dated April 6, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 11, 2007

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated August 3, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on August 6, 2007

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

Exhibit No.	Description	Page No. or Location
3.5	By-laws	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement-Prospectus), amended, Registration No. 333-37185, (December 5, 1997)

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.2	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

4.3	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

10	Material Contracts	Incorporated by reference from Exhibits 10.1 thru 10.9 attached to Form S-4, (Proxy Statement-Prospectus), as amended, Registration No. 333-37185 (December 5, 1997)

10.11	Employee Stock Purchase Plan	Specifically incorporated by reference to Exhibit A attached to Form S-4), Proxy Statement-Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

Exhibit No.	Description	Page No. or Location
10.12	1997 Stock Option Plan	Incorporated by reference from 1997 Proxy Statement/Prospectus filed on December 5, 1997

10.13	2004 Non-Qualified Stock Option Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.14	2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.15	Amendment No. 1 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.15 from 2005 Form 10-K filed March 16, 2006

10.16	Amendment No. 2 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.16 from 2005 Form 10-K filed March 16, 2006

10.17	Amendment No. 3 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.17 from 2005 Form 10-K filed March 16, 2006

10.18	Amendment No. 4 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.18 from 2005 Form 10-K filed March 16, 2006

10.19	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10-K filed March 16, 2006

10.20	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10-K filed March 16, 2006

10.21	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10-K filed March 16, 2006

10.22	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10-K filed March 16, 2006

Exhibit No.	Description	Page No. or Location
10.23	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10-K filed March 16, 2006

10.24	Letter Agreement dated December 15, 2006, between NHC and AdamsMark, L.P.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 16, 2007

10.25	2002 Stock Option Plan	Incorporated by reference to Exhibit B to Schedule 14A filed on March 1, 2002

10.24	Credit Agreement, dated October 30, 2007, between National HealthCare Corporation and Bank of America, N.A	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on November 2, 2007

10.25	First Amendment to Credit Agreement dated October 28, 2008 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 17, 2008

10.26	Second Amendment to Credit Agreement dated October 27, 2009 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 27, 2009.

10.27	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

10.28	Amended NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Exhibit B to 2010 Proxy Statement filed April 1, 2010.

10.29	Third Amendment to Credit Agreement dated October 26, 2010 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 26, 2010

Exhibit No.	Description	Page No. or Location
14	Code of Ethics	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133-1398 Telephone (615) 890-2020

21	Subsidiaries of Registrant	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

23.2	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP (formerly known as BDO Seidman, LLP)	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith