Form 10-Q
period 2011-03-31
NATIONAL HEALTHCARE CORP
filed 2011-05-09
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

13,831,605 shares of common stock of the registrant were outstanding as of May 9, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31
	2011	2010
REVENUES:
Net patient revenues	$177,553	$157,961
Other revenues	15,395	14,076
Net revenues	192,948	172,037

COSTS AND EXPENSES:
Salaries, wages and benefits	108,762	96,076
Other operating	41,389	49,003
Rent	9,865	8,178
Depreciation and amortization	6,962	6,427
Interest	89	114
Total costs and expenses	167,067	159,798

Income Before Non-Operating Income	25,881	12,239
Non-Operating Income	4,561	4,575

Income Before Income Taxes	30,442	16,814
Income Tax Provision	(11,718)	(6,407)
Net Income	18,724	10,407

Dividends to preferred stockholders	(2,168)	(2,168)

Net income available to common stockholders	$16,556	$8,239

Earnings Per Common Share:
Basic	$1.21	$.60
Diluted	$1.15	$.60

Weighted Average Common Shares Outstanding:
Basic	13,680,135	13,721,570
Diluted	16,327,236	13,725,201

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$33,504	$28,478
Restricted cash and cash equivalents	59,619	51,992
Marketable securities	90,881	85,116
Restricted marketable securities	69,504	70,877
Accounts receivable, less allowance for doubtful accounts of $3,724 and $3,942, respectively	68,242	76,559
Inventories	7,699	7,853
Prepaid expenses and other assets	2,970	1,251
Total current assets	332,419	322,126

Property and Equipment:
Property and equipment, at cost	646,312	640,150
Accumulated depreciation and amortization	(211,025)	(203,758)
Net property and equipment	435,287	436,392

Other Assets:
Deposits	455	302
Goodwill	20,320	20,320
Notes receivable	23,319	23,671
Deferred income taxes	12,478	12,000
Investments in limited liability companies	15,462	14,204
Total other assets	72,034	70,497
Total assets	$839,740	$829,015

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2010 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$11,099	$10,947
Accrued payroll	35,375	52,055
Amounts due to third party payors	16,921	17,667
Accrued risk reserves	98,913	105,059
Deferred income taxes	16,704	14,186
Other current liabilities	23,231	17,895
Dividends payable	6,058	5,997
Total current liabilities	208,301	223,806

Long-Term Debt	10,000	10,000
Other Noncurrent Liabilities	18,896	18,861
Deferred Lease Credits	909	1,212
Deferred Revenue	17,116	13,990

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,840,140 and 10,840,608 shares, respectively, issued and outstanding; stated at liquidation of $15.75 per share	170,541	170,548
Common stock, $.01 par value; 30,000,000 shares authorized; 13,804,505 and 13,637,258 shares, respectively, issued and outstanding	138	136
Capital in excess of par value	135,308	128,061
Retained earnings	238,805	226,114
Unrealized gains on marketable securities, net of taxes	39,726	36,287
Total stockholders’ equity	584,518	561,146
Total liabilities and stockholders’ equity	$839,740	$829,015

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2010 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2011	2010
Cash Flows From Operating Activities:	(in thousands)
Net income	$18,724	$10,407
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,962	6,427
Provision for doubtful accounts receivable	503	507
Equity in earnings of unconsolidated investments	(2,081)	(2,258)
Distributions from unconsolidated investments	823	1,024
Gains on sale of restricted marketable securities	(98)	–
Deferred income taxes	(165)	(950)
Stock-based compensation	984	24
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(5,584)	(5,407)
Accounts receivable	7,814	(6,293)
Income tax receivable	–	3,470
Inventories	154	(248)
Prepaid expenses and other assets	(1,719)	(1,605)
Trade accounts payable	152	1,077
Accrued payroll	(16,680)	(15,626)
Amounts due to third party payors	(746)	903
Other current liabilities and accrued risk reserves	(810)	3,331
Entrance fee deposits	(102)	(201)
Other noncurrent liabilities	35	506
Deferred income	3,228	3,299
Net cash provided by (used in) operating activities	11,394	(1,613)
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(6,160)	(5,001)
Collections of notes receivable	352	548
Change in restricted cash and cash equivalents	(2,043)	46,826
Purchase of restricted marketable securities	(12,220)	(52,699)
Sale of restricted marketable securities	13,570	5,875
Net cash used in investing activities	(6,501)	(4,451)
Cash Flows From Financing Activities:
Tax benefit from stock-based compensation	305	13
Dividends paid to preferred stockholders	(2,168)	(2,168)
Dividends paid to common stockholders	(3,804)	(3,561)
Issuance of common shares	5,953	662
Change in deposits	(153)	(92)
Other	–	(23)
Net cash provided by (used in) financing activities	133	(5,169)
Net Increase (Decrease) in Cash and Cash Equivalents	5,026	(11,233)
Cash and Cash Equivalents, Beginning of Period	28,478	39,022
Cash and Cash Equivalents, End of Period	$33,504	$27,789

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Unrealized Gains on Marketable Securities	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	10,841,062	$170,555	13,717,701	$137	$130,867	$197,140	$27,080	$525,779
Net income	–	–	–	–	–	10,407	–	10,407
Unrealized gains on securities (net of tax of $1,319)	–	–	–	–	–	–	2,099	2,099
Total comprehensive income								12,506
Stock option compensation	–	–	–	–	24	–	–	24
Tax benefit from exercise of stock options	–	–	–	–	13	–	–	13
Shares sold - options exercised	–	–	19,978	–	662	–	–	662
Dividends declared to preferred stockholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common stockholders ($0.26 per share)	–	–	–	–	–	(3,572)	–	(3,572)
Balance at March 31, 2010	10,841,062	$170,555	13,737,679	$137	$131,566	$201,807	$29,179	$533,244

Balance at December 31, 2010	10,840,608	$170,548	13,637,258	$136	$128,061	$226,114	$36,287	$561,146
Net income	–	–	–	–	–	18,724	–	18,724
Unrealized gains on securities (net of tax of $2,205)	–	–	–	–	–	–	3,439	3,439
Total comprehensive income								22,163
Stock option compensation	–	–	–	–	984	–	–	984
Tax benefit from exercise of stock options	–	–	–	–	305	–	–	305
Shares sold – options exercised	–	–	167,134	2	5,951	–	–	5,953
Shares issued in conversion of preferred stock to common stock	(468)	(7)	113	–	7	–	–	–
Dividends declared to preferred stockholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common stockholders ($0.28 per share)	–	–	–	–	–	(3,865)	–	(3,865)
Balance at March 31, 2011	10,840,140	$170,541	13,804,505	$138	$135,308	$238,805	$39,726	$584,518

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

Note 1 – Consolidated Financial Statements

The unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National HealthCare Corporation ("NHC" or the "Company").  We assume that users of these interim financial statements have read or have access to the audited December 31, 2010 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.  Our audited December 31, 2010 consolidated financial statements are available at our web site: www.nhccare.com.

Note 2 – Other Revenues

Other revenues are outlined in the table below.  Revenues from insurance services include premiums for workers’ compensation, health insurance, and professional liability insurance policies that our wholly-owned limited purpose insurance subsidiaries have written for certain long-term health care centers to which we provide management or accounting services. Revenues from management and accounting services include management and accounting fees provided to managed and other long-term health care centers. Revenues from rental income include health care real estate properties owned by use and leased to third party operators.  "Other" revenues include miscellaneous health care related earnings.

Other revenues include the following:

	Three Months Ended March 31
(in thousands)	2011	2010
Insurance services	$4,084	$4,389
Management and accounting services fees	5,892	6,207
Rental income	4,859	3,049
Other	560	431
	$15,395	$14,076

Management Fees from National

Certain of our affiliates manage five long-term care centers owned by National Health Corporation ("National").  During the three months ended March 31, 2011 and 2010, we recognized management fees and interest on management fees of $906,000 and $1,446,000, respectively, from these centers.

The unpaid fees from the five centers owned by National, because the amount collectable could not be reasonably determined when the management services were provided, and because we cannot estimate the timing or amount of expected future collections, will be recognized as revenues only when fixed or determinable and collectibility of these fees can be reasonably assured.  Under the terms of our management agreement with National, the payment of these fees to us may be subordinated to other expenditures of the five long-term care centers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the five centers or the proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

Management Fees from Other Nursing Centers

We continue to manage eight long-term care centers (excluding the five National centers) for third-party owners where the management fees are recognized only when realized.  During the three months ended March 31, 2011 and 2010, we recognized $400,000 and $505,000, respectively, of management fees and interest from these eight long-term care centers.

The unpaid fees from these eight centers, because of insufficient historical collections and the lack of expected future collections, are recognized only when realized.  Under the terms of the management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care centers.  Our affiliates continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers or the proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Rental Income

The health care properties currently owned and leased to third party operators include nine skilled nursing facilities and four assisted living communities.  Effective January 1, 2011, we renewed the rental agreements with the third party operators.  The rental agreements continue for a five year period ending on December 31, 2015.

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

	Three Months Ended March 31
(in thousands)	2011	2010
Equity in earnings of unconsolidated investments	$2,081	$2,258
Dividends and other net realized gains and losses on sales of securities	1,270	1,140
Interest income	1,210	1,177
	$4,561	$4,575

Note 4 – Other Operating Expenses

Other operating expenses include the costs of care and services that we provide to the residents of our facilities and the costs of maintaining our facilities.  Our primary patient care costs include drugs, medical supplies, purchased professional services, food, professional insurance and licensing fees.  The primary facility costs include utilities and property insurance.  For the three months ended March 31, 2011, the decrease in other operating expense is primarily due to the favorable results within our accrued risk reserves of approximately $9,236,000 compared to the quarter a year ago.

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

Note 5 – Earnings per Share

Basic net income per share is computed based on the weighted average number of common shares outstanding for each period presented.  Diluted net income per share reflects the potential dilution that would have occurred if securities to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in our earnings.

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended March 31
(in thousands, except for share and per share amounts)	2011	2010
Basic:
Weighted average common shares outstanding	13,680,135	13,721,570
Net income	$18,724	$10,407
Dividends to preferred stockholders	2,168	2,168
Net income available to common stockholders	16,556	8,239
Earnings per common share, basic	$1.21	$.60

Diluted:
Weighted average common shares outstanding	13,680,135	13,721,570
Dilutive effect of stock options	14,559	3,631
Dilutive effect of restricted stock	8,769	–
Convertible preferred stock	2,623,773	–
Assumed average common shares outstanding	16,327,236	13,725,201

Net income available to common stockholders	$16,556	$8,239
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	2,168	–

Net income for diluted earnings per common share	18,724	8,239
Earnings per common share, diluted	$1.15	$.60

In the above table, 1,394,251 and 356,791 options to purchase our common stock have been excluded for 2011 and 2010, respectively, and 2,623,971 of potential common shares issuable upon the conversion of the preferred stock have been excluded for 2010 due to their anti-dilutive impact.

Note 6 - Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

Marketable securities and restricted marketable securities consist of the following:

	March 31, 2011		December 31, 2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$29,604	$90,881	$29,604	$85,116
Restricted investments available for sale:
Corporate debt securities	29,084	29,439	28,683	29,182
Commercial mortgage-backed securities	28,473	29,068	26,282	26,866
U.S. Treasury securities	4,392	4,302	8,192	8,030
U.S. government sponsored enterprise securities	−	−	2,340	2,423
State and municipal securities	6,647	6,695	4,348	4,376
	$98,200	$160,385	$99,449	$155,993

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)

	March 31, 2011			December 31, 2010
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$78,140	1,630,642	$24,734	$73,412

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$3,921	$3,929	$3,551	$3,562
1 to 5 years	47,705	48,591	46,461	47,340
6 to 10 years	16,045	16,057	18,313	18,454
Over 10 years	925	927	1,520	1,521
	$68,596	$69,504	$69,845	$70,877

Gross unrealized gains related to available for sale securities are $62,490,000 and $56,911,000 as of March 31, 2011 and December 31, 2010, respectively.  Gross unrealized losses related to available for sale securities were $306,000 and $367,000 as of March 31, 2011 and December 31, 2010, respectively.

Proceeds from the sale of investments in marketable securities during the three months ended March 31, 2011 and March 31, 2010 were $13,570,000 and $5,875,000, respectively.  Gross investment gains of $98,000 and $38,000 were realized on these sales during the three months ended March 31, 2011 and March 31, 2010, respectively.

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

Note 7 - Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long-term debt approximates fair value due to variable interest rates.  At March 31, 2011 and December 31, 2010, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments stated above.

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

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices.  The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  Our Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each month, typically utilizing third party pricing services or other market observable data.  The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value.  These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.  We did not have any significant transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2011.

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

The following table summarizes fair value measurements by level at March 31, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2011	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$33,504	$33,504	$–	$–
Restricted cash and cash equivalents	59,619	59,619	–	–
Marketable equity securities	90,881	90,881	–	–
Corporate debt securities	29,439	–	29,439	–
Commercial mortgage-backed securities	29,068	–	29,068	–
U.S. Treasury securities	4,302	4,302	–	–
State and municipal securities	6,695	–	6,695	–
Total financial assets	$253,508	$188,306	$65,202	$–

	Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$28,478	$28,478	$–	$–
Restricted cash and cash equivalents	51,992	51,992	–	–
Marketable equity securities	85,116	85,116	–	–
Corporate debt securities	29,182	–	29,182	–
Commercial mortgage-backed securities	26,866	–	26,866	–
U.S. Treasury securities	8,030	8,030	–	–
U.S. government sponsored enterprise securities	2,423	–	2,423	–
State and municipal securities	4,376	–	4,376	–
Total financial assets	$236,463	$173,616	$62,847	$–

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

Note 8 - Long-Term Debt and Commitments

Long-term debt consists of the following:

	Weighted Average Interest Rate	Maturities	Long-Term Debt
(dollars in thousands)			3/31/11	12/31/10
Revolving Credit Facility, interest payable monthly	Variable, 1.25%	2011	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

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

March 31, 2011

(unaudited)

Note 10 – Stock-Based Compensation

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  In March 2011, the Company granted stock options to purchase 756,585 shares of our common stock in accordance with the 2005 Plan.  These particular stock options become vested and exercisable thirty days prior to the expiration date of the options, which is five years after the date of grant.  At March 31, 2011, no shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  In March 2011, the Company granted stock options to purchase 443,417 shares of our common stock in accordance with the 2010 Plan.  These particular stock options become vested and exercisable thirty days prior to the expiration date of the options, which is five years after the date of the grant. At March 31, 2011, 579,952 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock-based compensation totaled $984,000 and $24,000 for the three months ended March 31, 2011 and 2010, respectively.  The expense for the 2011 period increased $771,000 due to the Company choosing to accelerate the vesting date of options to purchase 158,000 shares of stock that were granted in June 2010.  The options had an original vesting date in June 2015.  At March 31, 2011, we had $9,472,000 of unrecognized compensation cost related to unvested stock-based compensation awards, which consisted of $8,624,000 for stock options and $848,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 4.9 years for stock options and 2.5 years for restricted stock.  Stock-based compensation is included in “Salaries, wages and benefits” in the Consolidated Statements of Income.

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

Stock Options

The following table summarizes the assumptions used to value the options granted in the periods shows.

	2011	2010
Risk-free interest rate	2.07%	1.88%
Expected volatility	23.59%	25.30%
Expected life, in years	4.9 years	4.5 years
Expected dividend yield	3.65%	3.55%
Expected forfeiture rate	0.00%	0.00%

The following table summarizes our outstanding stock options for the three months ended March 31, 2011 and for the year ended December 31, 2010.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	385,305	$44.78
Options granted	180,485	35.55
Options exercised	(72,149)	36.69
Options cancelled or expired	(21,314)	32.01
Options outstanding at December 31, 2010	472,327	43.07
Options granted	1,218,615	46.69
Options exercised	(167,134)	35.62
Options cancelled or expired	−	−
Options outstanding at March 31, 2011	1,523,808	$46.78	$765,000

Options exercisable at March 31, 2011	305,177	$47.15	$765,000

Options Outstanding March 31, 2011	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
129,557	$37.70 – $44.25	$40.58	1.8
1,394,251	$46.44 - $52.50	47.35	4.4
1,523,808		$46.78	4.2

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

Restricted Stock

The following table summarizes our restricted stock activity for the three months ended March 31, 2011 and for the year ended December 31, 2010.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested restricted shares at December 31, 2009	–	$–
Award shares granted	30,000	34.46
Award shares vested	–	–
Unvested restricted shares at December 31, 2010	30,000	34.46
Award shares granted	–	–
Award shares vested	–	–
Unvested restricted shares at March 31, 2011	30,000	$34.46	$361,000

The weighted average remaining contractual life of restricted stock at March 31, 2011 is 2.1 years.

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

At March 31, 2011, we had $14,633,000 of unrecognized tax benefits, composed of $9,170,000 of deferred tax assets, $-0- of deferred tax liabilities, and $5,463,000 of permanent differences.  Accrued interest and penalties of $4,263,000 relate to unrecognized tax benefits at March 31, 2011.  Unrecognized tax benefits of $5,463,000, net of federal benefit, at March 31, 2011, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,050,000 relate to these permanent differences at March 31, 2011.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months beginning March 31, 2011, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,450,000, composed of temporary differences of $-0-, and permanent tax differences of $2,450,000.  Interest and penalties of $836,000 relate to these permanent difference changes within 12 months beginning March 31, 2011.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2007 (with certain state exceptions). Currently, there are no U.S. federal or state returns under examination.

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

Note 12 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $98,913,000   and $105,059,000 at March 31, 2011 and December 31, 2010, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financial statements within "Other Revenues" for the three months ended March 31, 2011 and 2010, respectively, are $1,302,000 and $1,299,000.  Associated losses and expenses are reflected in the consolidated financial statements as "Other operating costs and expenses".

General and Professional Liability Lawsuits and Insurance

The long term care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of March 31, 2011, we and/or our managed centers are currently defendants in 25 such claims covering the years 2002 through March 31, 2011.

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

For 2003-2011, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company.  The primary coverage is in the amount of $1 million per incident, $3

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

million per location with an annual primary policy aggregate limit of $19.0 million for 2011, $17.0 million for 2009 and 2010, $16.0 million for 2008, $14.0 million for 2006 and 2007, and $12.0 million for 2003-2005.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2003-2007 and subsequently for $9.0 million annual excess in the aggregate for years 2008-2011.

For these professional liability insurance operations, the premium revenues reflected in the financials as "Other Revenues" for the three months ended March 31, 2011 and 2010, respectively, are $1,096,000 and $1,111,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as "Other operating costs and expenses".

Other Matters

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company has responded to the demand and complied as required with the terms of the demand.

Note 13 – New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, which is included in the Codification under ASC 805, “Business Combinations.” This update provides guidance on the disclosure of supplemental pro forma information for business combinations. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Also in December 2010, the FASB issued ASU No. 2010-28, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other.” This update provides guidance on applying the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In August 2010, the FASB issued ASU No. 2010-24, which is included in the Codification under ASC 954, “Health Care Entities”.  This update provides clarification to companies in the healthcare industry on the accounting for professional liability and workers’ compensation insurance.  This update states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries.  This guidance became effective for our interim and annual reporting periods beginning January 1, 2011.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of long-term health care services.  We operate or manage, through certain affiliates, 76 long-term health care centers with 9,548 beds in 10 states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, hospice programs, homecare programs, assisted living centers and independent living centers.  In addition, we provide insurance services, management and accounting services, and lease properties to owners of long-term health care centers.

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

Summary of Goals and Areas of Focus

Earnings – To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.  Further, our patient revenues, approximately 70% of which are paid by government entities, may be reduced because of the efforts by government entities to contain their costs.

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

In the second quarter of 2011, we expect to open a 75-unit assisted living community in Columbia, South Carolina, as well as a 46-unit assisted living addition in Franklin, Tennessee.  Also, in 2011, we expect to begin construction on a 90-bed skilled nursing facility in Tullahoma, Tennessee and a 92-bed skilled nursing facility in Hendersonville, Tennessee.

During 2011, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.  We will also evaluate the feasibility of construction of new assisted living facilities in select markets.

Accrued Risk Reserves – Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $98,913,000 at March 31, 2011, a 10.7% reduction since March 31, 2010, and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund substantially all of our professional liability and workers’ compensation liabilities.

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

March 31, 2011

(unaudited)

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition – Third Party Payors – Approximately 70% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $16,921,000 as of March 31, 2011 for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of March 31, 2011, we and/or our managed centers are defendants in 25 such claims inclusive of years 2002 through 2011.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

Uncertain Tax Positions - We continually evaluate for uncertain tax positions.  These uncertain positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have adequate provisions for our uncertain tax positions including related penalties and interest.  However, because of uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management, we cannot guarantee we have accurately estimated our tax liabilities.

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

Health Care Reform  – In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which represents

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

significant changes to the current U.S. health care system (collectively the "Acts"). The Acts affect aging services providers, our partners (employees) and our patients and residents in a multitude of ways.  We are evaluating the provisions of the Acts and do not expect material effects on our results of operations, liquidity and cash flows in 2011.  We anticipate many of the provisions of the Acts may be subject to further clarification and modification through the rule-making process.  It is uncertain at this time the effect the modifications will have on our future results of operations or cash flows.

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

Medicare—Effective October 1, 2010, the federal RUG rates had a market basket increase of 2.3%.  There was also a negative .6 percentage point forecasting error adjustment, generating a net market basket increase of 1.7%.  According to CMS, the transition from RUG-III to RUG-IV would be on a budget neutral basis.  CMS states RUG-IV was needed to recalibrate the case-mix system after changes in fiscal year 2006 caused payments to skilled nursing centers to exceed budget neutrality estimates. The effect of the RUG-IV rate changes on our revenues is dependent upon our census and the mix of our patients at the PPS pay rates.  The PPS rates had a net market basket decrease of 1.1% in 2009.

For the first three months of 2011, our average Medicare per diem rate increased 18.8% compared to the same period in 2010.

On April 28, 2011, CMS released its fiscal year 2012 proposed notice of rulemaking which discusses two options the agency is considering for purposes of setting the 2012 Medicare payment rates for skilled nursing facilities (SNF's).  The first option CMS is proposing is a 2.7% market basket increase that will be reduced by a 1.2% productivity adjustment as a result of the Affordable Care Act, which results in a net increase of 1.5% over fiscal year 2011 payments. The second option CMS is considering would adjust for the unanticipated impact of the change to the new RUG-IV payment system in fiscal year 2011.  The proposed second option states that to make the RUG-IV payment system revenue neutral, it would reduce reimbursement rates by approximately 12.8%.  After considering the 1.5% market basket increase, the net impact would be an 11.3% rate reduction effective October 1, 2011.  The proposed notice has not been finalized and is still in the public comment period.  We cannot predict the ultimate impact the proposal will have on our results of operations, liquidity or cash flows in the future.

Effective October 1, 2010, hospice agencies received Medicare payments which represented a 1.8% increase.  We estimate the effect of the revenue increase for NHC hospice programs to be approximately $200,000 annually, or $50,000 per quarter.

Effective January 2011, home health agencies received Medicare payments which represented a 5.2% decrease.  We estimate the effect of the revenue decrease for NHC homecare programs to be approximately $3,400,000 annually, or $850,000 per quarter.

Medicaid—Tennessee annual Medicaid rate increases were implemented effective July 1, 2010.  Tennessee Medicaid fully funded the ceiling rate increases for all skilled and intermediate providers.  We estimate the resulting increase in revenue from this payment source is approximately $592,000 per quarter.

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

On April 18, 2011, effectively immediately, South Carolina implemented a three percent Medicaid rate reduction.  We estimate the resulting decrease in revenue will be approximately $370,000 per quarter.

For the first three months of 2011, our average Medicaid per diem overall increased by 2.2% compared to the same period in 2010.  We face challenges with respect to states’ Medicaid payments because many states currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Results of Operations

The following table and discussion sets forth items from the interim condensed consolidated statements of income as a percentage of net revenues for the three months ended March 31, 2011 and 2010.

Percentage of Net Revenues

Three Months Ended March 31,	2011	2010

Revenues:
Net patient revenues	92.0%	91.8%
Other revenues	8.0	8.2
Net operating revenues	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	56.4	55.8
Other operating	21.5	28.5
Rent	5.1	4.8
Depreciation and amortization	3.6	3.7
Interest	-	0.1
Total costs and expenses	86.6	92.9
Income before non-operating income	13.4	7.1
Non-operating income	2.4	2.7
Income before income taxes	15.8	9.8
Income tax provision	(6.1)	(3.7)
Net Income	9.7	6.1
Dividends to preferred stockholders	(1.1)	(1.3)
Net income available to common stockholders	8.6%	4.8%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The total census at owned and leased centers for the quarter averaged 91.1% compared to an average of 92.4% for the same quarter a year ago.

Results for the three month period ended March 31, 2011 include a 12.2% increase in net revenues and an 81.1% increase in income before taxes compared to the same period in 2010.

Net patient revenues increased $19,592,000 or 12.4% compared to the same period last year. Medicare, Medicaid and private per diem rates increased 18.8%, 2.2% and 6.0%, respectively, compared to the quarter a year ago.  The combination of increased Medicare per diems and a favorable patient mix helped increase Medicare revenues 29.0%

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

compared to the quarter a year ago.  Our Medicare patient mix increased approximately 70 basis points compared to the quarter a year ago.  The newly constructed or acquired businesses (three skilled nursing facilities, one assisted living community, and three homecare programs) helped increase net patient revenues approximately $6,488,000.

Other revenues increased $1,319,000 or 9.4% in the three-month 2011 period to $15,395,000 from $14,076,000 in the 2010 three-month period.  The increase in other revenues is primarily due to an increase in rental income of $1,810,000.  Effective January 1, 2011, we renewed the rental agreements of thirteen of our properties with third party operators.  The rental agreements incurred inflationary increases in the base rent amount and continue for a five year period ending on December 31, 2015.

Non-operating income decreased $14,000 to $4,561,000 in the three-month 2011 period in comparison to the three-month 2010 period.

Total costs and expenses for the 2011 first quarter compared to the 2010 first quarter increased $7,269,000 or 4.5% to $167,067,000 from $159,798,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $12,686,000 or 13.2% to $108,762,000 from $96,076,000.  Other operating expenses decreased $7,614,000 or 15.5% to $41,389,000 for the 2011 period compared to $49,003,000 for the 2010 period.  Rent expense increased $1,687,000 or 20.6% to $9,865,000.  Depreciation and amortization increased to 8.3% to $6,962,000.

Salaries, wages and benefits as a percentage of net operating revenue was 56.4% and 55.8% for the three months ended March 31, 2011 and 2010, respectively.  The increase in salaries, wages and benefits is primarily due to the increased staffing from the opening or acquisition of three skilled nursing facilities, one assisted living community, and three homecare programs ($3,638,000).  We also had increased costs in our existing skilled nursing facilities ($3,872,000), increased costs for therapist services ($1,407,000), an increased provision for health insurance claims ($2,535,000), and inflationary wage increases.

Other operating expense as a percentage of net operating revenue was 21.5% and 28.5% for the three months ended March 31, 2011 and 2010, respectively.  The decrease in other operating expenses is primarily due to the favorable results within our accrued risk reserves of approximately $9,236,000 compared to the quarter a year ago.  The decrease in expense in 2011 is offset by the opening or acquisition of the new operations in the amount of $2,760,000.

Rent expense for the three months ended March 31, 2011 increased by approximately $1,687,000 compared to the quarter a year ago.  The increase is due to the increased percentage rent paid to National Health Investors, Inc. (“NHI”) in the amount of $1,666,000.  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 revenues, the base year of the lease agreement.

Depreciation expense increased primarily due to the acquisition and construction of depreciable assets in the last year.  The increase in depreciation for the three months ended March 31, 2011 was $535,000.

The income tax provision for the three months ended March 31, 2011 is $11,718,000 (an effective income tax rate of 38.5% which is in line with management's expectations).  The income tax provision and effective tax rate for the three months ended March 31, 2011 were unfavorably impacted by permanent differences including non-deductible expenses.  The income tax provision for the three months ended March 31, 2010 was $6,407,000 (an effective tax rate of 38.1%).   The income tax provision and effective tax rate for the three months ended March 31, 2010 were favorably impacted by permanent differences.

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

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

	Three Months Ended March 31		Three Month Change
	2011	2010	$	%
Cash and cash equivalents at beginning of period	$28,478	$39,022	$(10,544)	(27)

Cash provided from (used in) operating activities	11,394	(1,613)	13,007	806

Cash used in investing activities	(6,501)	(4,451)	(2,050)	(46)

Cash provided from (used in) financing activities	133	(5,169)	5,302	103

Cash and cash equivalents at end of period	$33,504	$27,789	$5,715	21

Operating Activities - Net cash provided by operating activities for the three months ended March 31, 2011 was $11,394,000 as compared to $1,613,000 used in operating activities in the same period last year.  Cash provided by operating activities consisted of net income of $18,724,000, adjustments for non-cash items of $6,928,000, and $14,258,000 used for working capital and other activities.  Working capital and other activities primarily consisted of an increase in restricted cash and cash equivalents of $5,584,000, a decrease in accounts receivable of $7,814,000, a decrease in accrued payroll of $16,680,000, and an increase in deferred income of $3,228,000.

The increase in restricted cash and cash equivalents is from NHC healthcare entities paying insurance premiums into NHC insurance companies, which restrict the cash payment.  The decrease in accounts receivable is primarily from National paying balances related to interim payroll and benefit services outstanding at December 31, 2010.  The decrease in accrued payroll is due to the timing of payroll payments related to incentive compensation.  The increase in deferred income is due from the premiums received in our professional liability insurance company which have not yet been earned.

Investing Activities - Cash used in investing activities totaled $6,501,000 and $4,451,000 for the three months ended March 31, 2011 and 2010, respectively.  Cash used for property and equipment additions was $6,160,000 for the three months ended March 31, 2011 and $5,001,000 in the comparable period in 2010.  Cash provided by net collections of notes receivable was $352,000 in 2011 compared to $548,000 in 2010. Purchases and sales of restricted marketable securities resulted in a net use of cash of $693,000 for the 2011 period.

Costs included in property and equipment additions include $2,042,000 for the construction-in-progress of the 75-unit assisted living community in Columbia, South Carolina and $1,113,000 for the 46-unit assisted living addition to our Franklin, Tennessee community.  Both of the projects will be completed in the second quarter of 2011.

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

Financing Activities - Net cash provided by financing activities totaled $133,000 in the three months ended March 31, 2011 compared to $5,169,000 net cash used in financing activities in the same period in 2010.  Cash used for dividend payments to common and preferred stockholders totaled $5,972,000.  In the prior period, cash used for dividend payments to common and preferred stockholders totaled $5,729,000.    In the current period, $5,953,000 of cash was provided by the issuance of common stock.  Cash of $662,000 was provided by the issuance of common stock in the same period last year.  Tax benefits from exercise of stock options provided cash of $305,000 in 2011 and $13,000 for the same period in 2010.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2011 are as follows (in thousands):

	Total		1 year		1-3 Years		3-5 Years	After 5 Years
Long-term debt – principal	$10,000	$	−	$	−	$	−	$10,000
Long-term debt – interest	1,865		276		553		553	483
Obligations to complete construction	1,695		1,695		−		−	−
Operating leases	362,275		33,700		67,400		67,400	193,775
Total Contractual Cash Obligations	$375,835		$35,671		$67,953		$67,953	$204,258

Other noncurrent liabilities for uncertain tax positions of $5,463,000, attributable to permanent differences, at March 31, 2011 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 11 of the Interim Condensed Consolidated Financial Statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short-term liquidity

Effective October 26, 2010, we extended the maturity of our $75,000,000 revolving credit agreement to October 25, 2011.  We currently do not have any funds drawn against the credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

As to short-term liquidity commitments, we have entered into an agreement to complete construction of a 75-unit assisted living community in Columbia, South Carolina and a 46-unit assisted living addition to our Franklin, Tennessee community.  At March 31, 2011, we are obligated on construction contracts in the amount of approximately $1,695,000, all of which is expected to require funding within the next twelve months.

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $33,504,000 at March 31, 2011, marketable securities of $90,881,000 at March 31, 2011 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.

Long-term liquidity

Our $75,000,000 revolving credit agreement matures on October 25, 2011.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender that there is any question about

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

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

Guarantees and Contingencies

Debt Guarantees—

At March 31, 2011, we have no guaranteed debt obligations.

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

New Accounting Pronouncements

See Note 13 to the Interim Condensed Consolidated Financial Statements for the impact of new accounting standards.

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

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

C

demographic changes.

See the notes to the quarterly financial statements, and “Item 1.  Business” as is found in our 2010 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  This may be found on our web side at www.nhccare.com.  You should carefully consider these risks before making any investment in the Company.  These risks and uncertainties are not

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

Interest Rate Risk –

The fair values of our fixed-income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At March 31, 2011, we have available for sale debt securities in the amount of $69,504,000.  The fixed maturity portfolio is comprised of investments with primarily short-term and intermediate-term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet obligations.

As of March 31, 2011, both our long-term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long-term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75 million and our outstanding long-term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

Approximately $5.6 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $56,000.

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

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

(unaudited)

Equity Price and Concentration Risk –

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At March 31, 2011, the fair value of our equity marketable securities is approximately $90,881,000.  Of the $90.8 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $78,140,000, or 86.0%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $9,088,000.  At March 31, 2011, our equity securities had unrealized gains of $61,277,000 and no unrealized losses.  Of the $61,277,000 unrealized gains, $53,406,000 is related to NHI.

Item 4.  Controls and Procedures.

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 12 of this Form 10–Q.

Item 1A.  Risk Factors.

During the three months ended March 31, 2011, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.  Defaults Upon Senior Securities.  None

Item 5.  Other Information.  None

NATIONAL HEALTHCARE CORPORATION

March 31, 2011

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 9, 2011	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: May 9, 2011	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)