Form 10-Q
period 2011-06-30
NATIONAL HEALTHCARE CORP
filed 2011-08-04
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

Yes ☒      No  ☐

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

13,831,995 shares of common stock of the registrant were outstanding as of August 3, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
REVENUES:
Net patient revenues	$176,844	$162,848	$354,397	$320,809
Other revenues	13,939	14,074	29,334	29,437
Net operating revenues	190,783	176,922	383,731	350,246

COSTS AND EXPENSES:
Salaries, wages and benefits	104,793	97,680	213,555	193,756
Other operating	51,888	48,358	93,277	97,361
Facility rent	9,879	9,457	19,744	18,922
Depreciation and amortization	7,075	6,663	14,037	13,090
Interest	108	146	197	260
Total costs and expenses	173,743	162,304	340,810	323,389

Income Before Non-Operating Income	17,040	14,618	42,921	26,857
Non-Operating Income	5,155	4,959	9,716	9,534

Income Before Income Taxes	22,195	19,577	52,637	36,391
Income Tax Provision	(8,584)	(7,727)	(20,302)	(14,134)
Net Income	13,611	11,850	32,335	22,257

Dividends to preferred stockholders	(2,168)	(2,168)	(4,336)	(4,336)

Net income available to common stockholders	$11,443	$9,682	$27,999	$17,921

Earnings Per Common Share:
Basic	$.83	$.70	$2.04	$1.30
Diluted	$.83	$.70	$1.97	$1.30

Weighted Average Common Shares Outstanding:
Basic	13,796,715	13,746,482	13,738,748	13,734,095
Diluted	13,816,191	13,747,450	16,383,703	13,736,395

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$37,331	$28,478
Restricted cash and cash equivalents	50,199	51,992
Marketable securities	85,127	85,116
Restricted marketable securities	78,059	70,877
Accounts receivable, less allowance for doubtful accounts of $3,803 and $3,942, respectively	66,078	76,559
Inventories	7,639	7,853
Prepaid expenses and other assets	2,465	1,251
Total current assets	326,898	322,126

Property and Equipment:
Property and equipment, at cost	653,501	640,150
Accumulated depreciation and amortization	(218,400)	(203,758)
Net property and equipment	435,101	436,392

Other Assets:
Deposits	402	302
Goodwill	20,320	20,320
Notes receivable	22,532	23,671
Deferred income taxes	12,310	12,000
Investments in limited liability companies	16,000	14,204
Total other assets	71,564	70,497
Total assets	$833,563	$829,015

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2010 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$11,847	$10,947
Accrued payroll	37,797	52,055
Amounts due to third party payors	17,706	17,667
Accrued risk reserves	92,242	105,059
Deferred income taxes	14,356	14,186
Other current liabilities	17,608	17,895
Dividends payable	6,344	5,997
Total current liabilities	197,900	223,806

Long-Term Debt	10,000	10,000
Other Noncurrent Liabilities	18,903	18,861
Deferred Lease Credits	606	1,212
Deferred Revenue	15,649	13,990

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,838,526 and 10,840,608 shares, respectively, issued and outstanding; stated at liquidation of $15.75 per share	170,515	170,548
Common stock, $.01 par value; 30,000,000 shares authorized; 13,831,995 and 13,637,258 shares, respectively, issued and outstanding	138	136
Capital in excess of par value	137,117	128,061
Retained earnings	246,098	226,114
Unrealized gains on marketable securities, net of taxes	36,637	36,287
Total stockholders’ equity	590,505	561,146
Total liabilities and stockholders’ equity	$833,563	$829,015

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2010 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2011	2010
Cash Flows From Operating Activities:	(in thousands)
Net income	$32,335	$22,257
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	14,037	13,090
Provision for doubtful accounts receivable	1,033	904
Equity in earnings of unconsolidated investments	(4,738)	(4,483)
Distributions from unconsolidated investments	2,942	3,643
Gains on sale of restricted marketable securities	(164)	(258)
Deferred income taxes	(328)	(1,121)
Stock-based compensation	1,753	87
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(3,438)	(5,301)
Accounts receivable	9,448	(8,796)
Income tax receivable	-	3,470
Inventories	214	(963)
Prepaid expenses and other assets	(1,214)	(1,093)
Trade accounts payable	900	(306)
Accrued payroll	(14,258)	(6,237)
Amounts due to third party payors	39	1,233
Other current liabilities and accrued risk reserves	(13,104)	1,142
Entrance fee deposits	(449)	(549)
Other noncurrent liabilities	42	678
Deferred income	2,108	2,168
Net cash provided by operating activities	27,158	19,565
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(13,352)	(11,665)
Acquisition of homecare business	-	(14,342)
Collections of notes receivable	1,139	759
Change in restricted cash and cash equivalents	5,231	48,356
Purchase of restricted marketable securities	(30,023)	(64,443)
Sale of restricted marketable securities	23,532	15,592
Net cash used in investing activities	(13,473)	(25,743)
Cash Flows From Financing Activities:
Tax benefit from stock-based compensation	120	189
Dividends paid to preferred stockholders	(4,336)	(4,336)
Dividends paid to common stockholders	(7,668)	(7,132)
Issuance of common shares	7,152	1,009
Change in deposits	(100)	13
Other	-	(24)
Net cash used in financing activities	(4,832)	(10,281)
Net Increase (Decrease) in Cash and Cash Equivalents	8,853	(16,459)
Cash and Cash Equivalents, Beginning of Period	28,478	39,022
Cash and Cash Equivalents, End of Period	$37,331	$22,563

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Unrealized Gains on Marketable Securities	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	10,841,062	$170,555	13,717,701	$137	$130,867	$197,140	$27,080	$525,779
Net income	–	–	–	–	–	22,257	–	22,257
Unrealized gains on securities (net of tax of $1,323)	–	–	–	–	–	–	2,232	2,232
Total comprehensive income								24,489
Stock-based compensation	–	–	30,000	–	87	–	–	87
Tax benefit from exercise of stock options	–	–	–	–	189	–	–	189
Shares sold - options exercised	–	–	30,764	1	1,008	–	–	1,009
Shares issued in conversion of preferred stock to common stock	(448)	(7)	107	–	7	–	–	–
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,336)	–	(4,336)
Dividends declared to common stockholders ($0.54 per share)	–	–	–	–	–	(7,430)	–	(7,430)
Balance at June 30, 2010	10,840,614	$170,548	13,778,572	$138	$132,158	$207,631	$29,312	$539,787

Balance at December 31, 2010	10,840,608	$170,548	13,637,258	$136	$128,061	$226,114	$36,287	$561,146
Net income	–	–	–	–	–	32,335	–	32,335
Unrealized gains on securities (net of tax of $187)	–	–	–	–	–	–	350	350
Total comprehensive income								32,685
Stock-based compensation	–	–	–	–	1,753	–	–	1,753
Tax benefit from exercise of stock options	–	–	–	–	120	–	–	120
Shares sold – options exercised	–	–	194,234	2	7,150	–	–	7,152
Shares issued in conversion of preferred stock to common stock	(2,082)	(33)	503	–	33	–	–	–
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,336)	–	(4,336)
Dividends declared to common stockholders ($0.58 per share)	–	–	–	–	–	(8,015)	–	(8,015)
Balance at June 30, 2011	10,838,526	$170,515	13,831,995	$138	$137,117	$246,098	$36,637	$590,505

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of long-term health care services.  We operate or manage, through certain affiliates, 76 long-term health care centers with 9,548 beds in 10 states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, hospice programs, homecare programs, assisted living centers and independent living centers.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of long-term health care centers.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all of our significant accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with limited need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited December 31, 2010 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.  Our audited December 31, 2010 consolidated financial statements are available at our web site: www.nhccare.com.

Basis of Presentation

The unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of NHC.  All significant intercompany transactions and balances have been eliminated in consolidation.  We assume that users of these interim financial statements have read or have access to the audited December 31, 2010 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

Estimates and Assumptions

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

Revenue Recognition – Third Party Payors

Approximately 70% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $17,706,000 and $17,667,000 as of June 30, 2011 and December 31, 2010, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

Revenue Recognition - Private Pay

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of June 30, 2011, we and/or our managed centers are defendants in 24 such claims inclusive of years 2002 through 2011.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all providers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

Credit Losses

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

New Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-07, which is included in the Codification under ASC 954, “Health Care Entities.”  This updated guidance requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires certain qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions. This update is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012. The Company is currently assessing the potential impact of the adoption and believes the adoption will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, which is included in the Codification under ASC 220, “Comprehensive Income.”  This updated guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standard is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012.  The Company has not yet determined which method it will elect upon adoption.

In May 2011, the FASB issued ASU No. 2011-04, which is included in the Codification under ASC 820, “Fair Value Measurement.”  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments are effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012.  We believe this adoption will not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, which is included in the Codification under ASC 470, “Debt.”  This updated guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR).  This new guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be adopted by the Company in the third quarter of 2011. We are currently evaluating the new requirements; however, we do not expect the adoption to have a material effect on our consolidated financial statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

In December 2010, the FASB issued ASU No. 2010-29, which is included in the Codification under ASC 805, “Business Combinations.” This update provides guidance on the disclosure of supplemental pro forma information for business combinations. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s financial position or results of operations.

Note 3 – Other Revenues

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

Other revenues include the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2011	2010	2011	2010
Insurance services	$4,011	$4,361	$8,096	$8,750
Management and accounting services fees	4,731	4,862	10,623	11,070
Rental income	4,753	4,435	9,612	8,771
Other	444	416	1,003	846
	$13,939	$14,074	$29,334	$29,437

Management Fees from National

Certain of our affiliates manage five long-term care centers owned by National Health Corporation ("National"). During the six months ended June 30, 2011 and 2010, we recognized management fees and interest on management fees of $1,793,000 and $2,248,000, respectively, from these centers.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

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

Management Fees from Other Nursing Centers

We continue to manage eight long-term care centers (excluding the five National centers) for third-party owners where the management fees are recognized only when realized.  During the six months ended June 30, 2011 and 2010, we recognized $755,000 and $505,000, respectively, of management fees and interest from these eight long-term care centers.

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

Note 4 - Non-Operating Income

Non-operating income is outlined in the table below.  Non-operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on securities, and interest income.  Our most significant equity method investment is a 57.4% non-controlling ownership interest in Caris HealthCare L.P., a business that specializes in hospice care services.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2011	2010	2011	2010
Equity in earnings of unconsolidated investments	$2,657	$2,225	$4,738	$4,483
Dividends and other net realized gains and losses on sales of securities	1,248	1,323	2,519	2,463
Interest income	1,250	1,411	2,459	2,588
	$5,155	$4,959	$9,716	$9,534

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

Note 5 – Other Operating Expenses

Other operating expenses include the costs of care and services that we provide to the residents of our facilities and the costs of maintaining our facilities.  Our primary patient care costs include drugs, medical supplies, purchased professional services, food, and professional liability insurance and licensing fees.  The primary facility costs include utilities and property insurance.  For the six months ended June 30, 2011, the decrease in other operating expense is primarily due to the favorable results within our accrued risk reserves of approximately $8,269,000 compared to the same period a year ago.

Note 6 – Earnings per Share

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except for share and per share amounts)	2011	2010	2011	2010
Basic:
Weighted average common shares outstanding	13,796,715	13,746,482	13,738,748	13,734,095
Net income	$13,611	$11,850	$32,335	$22,257
Dividends to preferred stockholders	(2,168)	(2,168)	(4,336)	(4,336)
Net income available to common stockholders	11,443	9,682	27,999	17,921
Earnings per common share, basic	$.83	$.70	$2.04	$1.30

Diluted:
Weighted average common shares outstanding	13,796,715	13,746,482	13,738,748	13,734,095
Dilutive effect of stock options	14,368	–	14,464	1,816
Dilutive effect of restricted stock	5,108	968	6,939	484
Convertible preferred stock	–	–	2,623,552	–
Assumed average common shares outstanding	13,816,191	13,747,450	16,383,703	13,736,395

Net income available to common stockholders	$11,443	$9,682	$27,999	$17,921
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	–	–	4,336	–

Net income for diluted earnings per common share	11,443	9,682	32,335	17,921
Earnings per common share, diluted	$.83	$.70	$1.97	$1.30

In the above table, 1,394,379 and 515,007 options to purchase our common stock have been excluded for 2011 and 2010, respectively, due to their anti-dilutive impact.  We have excluded 2,623,552 and 2,623,971 of potential common shares issuable upon the conversion of preferred stock for the three month period ended June 30, 2011 and for both periods presented in 2010 due to their anti-dilutive impact, respectively.

Note 7 - Investments in Marketable Securities

Our investments in marketable securities are classified as available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

Marketable securities and restricted marketable securities consist of the following:

	June 30, 2011		December 31, 2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$29,604	$85,127	$29,604	$85,116
Restricted investments available for sale:
Corporate debt securities	32,729	33,399	28,683	29,182
Commercial mortgage-backed securities	30,966	31,677	26,282	26,866
U.S. Treasury securities	6,388	6,381	8,192	8,030
U.S. government sponsored enterprise securities	–	–	2,340	2,423
State and municipal securities	6,421	6,602	4,348	4,376
	$106,108	$163,186	$99,449	$155,993

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)

	June 30, 2011			December 31, 2010
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$72,449	1,630,642	$24,734	$73,412

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$5,997	$6,035	$3,551	$3,562
1 to 5 years	48,097	49,179	46,461	47,340
6 to 10 years	21,488	21,898	18,313	18,454
Over 10 years	922	947	1,520	1,521
	$76,504	$78,059	$69,845	$70,877

Gross unrealized gains related to available for sale securities are $57,227,000 and $56,911,000 as of June 30, 2011 and December 31, 2010, respectively.  Gross unrealized losses related to available for sale securities were $149,000 and $367,000 as of June 30, 2011 and December 31, 2010, respectively.

Proceeds from the sale of investments in marketable securities during the six months ended June 30, 2011 and 2010 were $23,532,000 and $15,592,000, respectively.  Investment gains of $164,000 and $258,000 were realized on these sales during the six months ended June 30, 2011 and 2010, respectively.

Note 8 - Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

credit status of the receivables.  Our long-term debt approximates fair value due to variable interest rates.  At June 30, 2011 and December 31, 2010, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments stated above.

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

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices.  The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  Our Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each month, typically utilizing third party pricing services or other market observable data.  The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value.  These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2011.

The following table summarizes fair value measurements by level at June 30, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2011	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$37,331	$37,331	$–	$–
Restricted cash and cash equivalents	50,199	50,199	–	–
Marketable equity securities	85,127	85,127	–	–
Corporate debt securities	33,399	–	33,399	–
Commercial mortgage-backed securities	31,677	–	31,677	–
U.S. Treasury securities	6,381	6,381	–	–
State and municipal securities	6,602	–	6,602	–
Total financial assets	$250,716	$179,038	$71,678	$–

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

	Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$28,478	$28,478	$–	$–
Restricted cash and cash equivalents	51,992	51,992	–	–
Marketable equity securities	85,116	85,116	–	–
Corporate debt securities	29,182	–	29,182	–
Commercial mortgage-backed securities	26,866	–	26,866	–
U.S. Treasury securities	8,030	8,030	–	–
U.S. government sponsored enterprise securities	2,423	–	2,423	–
State and municipal securities	4,376	–	4,376	–
Total financial assets	$236,463	$173,616	$62,847	$–

Note 9 - Long-Term Debt and Commitments

Long-term debt consists of the following:

	Weighted Average Interest Rate	Maturities	Long-Term Debt
(dollars in thousands)			6/30/11	12/31/10
Revolving Credit Facility, interest payable monthly	Variable, 1.19%	2011	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

Note 10 - $75,000,000 Revolving Credit Facility

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

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

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

Note 11 – Stock-Based Compensation

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  In March 2011, the Company granted stock options to purchase 756,583 shares of our common stock in accordance with the 2005 Plan.  These particular stock options become vested and exercisable thirty days prior to the expiration date of the options, which is five years after the date of grant.  At June 30, 2011, 30,000 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  In March 2011, the Company granted stock options to purchase 443,417 shares of common stock in accordance with the 2010 Plan.  These particular stock options become vested and exercisable thirty days prior to the expiration date of the options, which is five years after the date of the grant. In May 2011, the Company granted non-employee directors stock options to purchase 45,000 shares of common stock in accordance with the 2010 Plan.  These particular stock options became vested and exercisable immediately and have a maximum five year term.  At

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

June 30, 2011, 534,824 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock-based compensation totaled $1,753,000 and $87,000 for the six months ended June 30, 2011 and 2010, respectively.  The expense for the 2011 period increased $771,000 due to the Company choosing to accelerate the vesting date of options to purchase 158,000 shares of stock that were granted in June 2010.  The options had an original vesting date in June 2015.  At June 30, 2011, we had $8,972,000 of unrecognized compensation cost related to unvested stock-based compensation awards, which consisted of $8,176,000 for stock options and $796,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 4.6 years for stock options and 2.3 years for restricted stock.  Stock-based compensation is included in “Salaries, wages and benefits” in the Interim Condensed Consolidated Statements of Income.

Stock Options

The following table summarizes the assumptions used to value the options granted for the six months ended June 30, 2011 and for the year ended December 31, 2010.

	2011	2010
Risk-free interest rate	2.02%	1.88%
Expected volatility	23.66%	25.30%
Expected life, in years	4.9 years	4.5 years
Expected dividend yield	3.62%	3.55%
Expected forfeiture rate	0.00%	0.00%

The following table summarizes our outstanding stock options for the six months ended June 30, 2011 and for the year ended December 31, 2010.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	385,305	$44.78
Options granted	180,485	35.55
Options exercised	(72,149)	36.69
Options cancelled or expired	(21,314)	32.01
Options outstanding at December 31, 2010	472,327	43.07
Options granted	1,263,843	46.65
Options exercised	(194,234)	36.82
Options cancelled or expired	(30,000)	44.25
Options outstanding at June 30, 2011	1,511,936	$46.84	$4,545,000

Options exercisable at June 30, 2011	293,177	$47.50	$1,031,000

Options Outstanding June 30, 2011	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
72,557	$37.70	$37.70	2.8
1,263,759	$45.80 - $46.69	$46.65	4.6
175,620	$51.50 - $52.50	$51.99	1.3
1,511,936		$46.84	4.1

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

Restricted Stock

The following table summarizes our restricted stock activity for the six months ended June 30, 2011 and for the year ended December 31, 2010.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested restricted shares at December 31, 2009	–	$–
Award shares granted	30,000	34.46
Award shares vested	–	–
Unvested restricted shares at December 31, 2010	30,000	34.46
Award shares granted	–	–
Award shares vested	6,000	34.46
Unvested restricted shares at June 30, 2011	24,000	$34.46	$363,000

The weighted average remaining contractual life of restricted stock at June 30, 2011 is 2.3 years.

Note 12 – Accounting for Uncertainty in Income Taxes

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

At June 30, 2011, we had $14,721,000 of unrecognized tax benefits, composed of $9,258,000 of deferred tax assets, $-0- of deferred tax liabilities, and $5,463,000 of permanent differences.  Accrued interest and penalties of $4,182,000 relate to unrecognized tax benefits at June 30, 2011.  Unrecognized tax benefits of $5,463,000, net of federal benefit, at June 30, 2011, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,161,000 relate to these permanent differences at June 30, 2011.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months beginning June 30, 2011, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,450,000, composed of temporary differences of $-0-, and permanent tax differences of $2,450,000.  Interest and penalties of $856,000 relate to these permanent difference changes within 12 months beginning June 30, 2011.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2007 (with certain state exceptions). Currently, there are no U.S. federal or state returns under examination.

Our deferred tax assets have been evaluated for realization based on historical taxable income, tax planning strategies, the expected timing of reversals of existing temporary differences and future taxable income anticipated.  Our deferred tax assets are more likely than not to be realized in full due to the existence of sufficient taxable income of the appropriate character under the tax law.  There is no need for a valuation allowance.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

Note 13 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $92,242,000   and $105,059,000 at June 30, 2011 and December 31, 2010, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financial statements within "Other Revenues" for the six months ended June 30, 2011 and 2010, respectively, are $2,605,000 and $2,645,000.  Associated losses and expenses are reflected in the interim condensed consolidated financial statements as "Other operating costs and expenses".

General and Professional Liability Lawsuits and Insurance

The long term care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of June 30, 2011, we and/or our managed centers are currently defendants in 24 such claims covering the years 2002 through June 30, 2011.

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

For 2003-2011, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company.  The primary coverage is in the amount of $1 million per incident, $3 million per location with an annual primary policy aggregate limit of $19.0 million for 2011, $17.0 million for 2009 and

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

2010, $16.0 million for 2008, $14.0 million for 2006 and 2007, and $12.0 million for 2003-2005.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2003-2007 and subsequently for $9.0 million annual excess in the aggregate for years 2008-2011.

For these professional liability insurance operations, the premium revenues reflected in the financials as "Other Revenues" for the six months ended June 30, 2011 and 2010, respectively, are $2,191,000 and $2,222,000.  Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated financial statements as "Other operating costs and expenses".

Other Matters

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company has responded to the demand and complied as required with the terms of the demand.

Note 14 – Subsequent Event

On July 29, 2011, the Centers for Medicare & Medicaid Services ("CMS") published its final rule for skilled nursing reimbursement rates for its fiscal 2012 period, which will reduce reimbursement rates by 11.1%.  For a more detailed discussion, see "Item 2 – Management's Discussion and Analysis".

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of long-term health care services.  We operate or manage, through certain affiliates, 76 long-term health care centers with 9,548 beds in 10 states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, hospice programs, homecare programs, assisted living centers and independent living centers.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of long-term health care centers.

Summary of Goals and Areas of Focus

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

Development and Growth

We are undertaking to expand our long-term care operations while protecting our existing operations and markets.  The following table lists our recent or expected construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Skilled Nursing	New Facility	120 Beds	Bluffton, SC	January 2010
Assisted Living	New Facility	45 Units	Mauldin, SC	March 2010
Homecare	Acquisition	353 ADC	Columbia, Rock Hill, and Summerville, SC	May, 2010
Skilled Nursing	Acquisition	120 Beds	Macon, MO	December, 2010
Skilled Nursing	Acquisition	120 Beds	Osage Beach, MO	December, 2010
Skilled Nursing	Acquisition	120 Beds	Springfield, MO	December, 2010
Assisted Living	New Facility	75 Units	Columbia, SC	May, 2011
Assisted Living	Addition	46 Units	Franklin, TN	June, 2011

In the second quarter of 2011, we opened a 75-unit assisted living community in Columbia, South Carolina, as well as a 46-unit assisted living addition in Franklin, Tennessee.  Also, in 2011, we expect to begin construction on a 90-bed skilled nursing facility in Tullahoma, Tennessee and a 92-bed skilled nursing facility in Hendersonville, Tennessee.

During 2011, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.  We will also evaluate the feasibility of construction of new assisted living facilities in select markets.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $92,242,000 at June 30, 2011, a 15.9% reduction since June 30, 2010, and are a primary area of management focus.  The reduction in our accrued risk reserves within the past twelve months is due to the settlements of claims and the revision to estimates within the reserves.  We have set aside restricted cash and cash equivalents and marketable securities to fund substantially all of our professional liability and workers’ compensation liabilities.

As to exposure for professional liability claims, we have developed performance certification criteria to measure and bring focus to the patient care issues most likely to produce professional liability exposure, including in–house acquired pressure ulcers, significant weight loss and numbers of falls. These programs for certification, which we regularly modify and improve, have produced measurable improvements in reducing these incidents.  Our experience is that achieving goals in these patient care areas improves both patient and employee satisfaction.

Application of Critical Accounting Policies

There have been no significant changes during the six month period ended June 30, 2011 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2010 Annual Report on Form 10-K filed with the SEC.

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

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

among other things, reducing federal spending on Medicare and Medicaid to various providers.  The Balanced Budget Act of 1997 defined the Medicare Prospective Payment System ("PPS") and this System has subsequently been refined in 1999, 2000, 2005, 2006 and 2010.

Federal Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which represents significant changes to the current U.S. health care system (collectively the "Acts"). The Acts affect aging services providers, our partners (employees) and our patients and residents in a multitude of ways.  We have evaluated the provisions of the Acts and do not expect material effects on our results of operations, liquidity and cash flows in 2011.  We anticipate many of the provisions of the Acts may be subject to further clarification and modification through the rule-making process.  It is uncertain at this time the effect the Acts and their modifications will have on our future results of operations or cash flows.

In December 2010, President Obama signed into law the Medicare and Medicaid Extenders Act (“MMEA”).  This legislation affects numerous health care providers and makes several important technical corrections to the health reform laws enacted earlier in 2010.  An important item provided for in the MMEA legislation is for an immediate and retroactive updated methodology (Resource Utilization Group – Version Four, “RUG-IV”) for determining Medicare payment rates to skilled nursing centers.  The retroactive date goes back to October 1, 2010.  Under the federal health reform law passed in March 2010, Congress imposed a moratorium on implementing the updated methodology until October 1, 2011.  The MMEA repeals that provision, and ends the delay in implementing RUG-IV, allowing skilled nursing center rates determined by RUG-IV to be applied as of October 1, 2010.

Medicare

Effective October 1, 2010, the federal RUG rates had a market basket increase of 2.3%.  There was also a (0.6%) forecasting error adjustment, generating a net market basket increase of 1.7%.  According to the CMS, the transition from RUG-III to RUG-IV would be on a budget neutral basis.  CMS states RUG-IV was needed to recalibrate the case-mix system after changes in fiscal year 2006 caused payments to skilled nursing centers to exceed budget neutrality estimates. The effect of the RUG-IV rate changes on our revenues is dependent upon our census and the mix of our patients at the PPS pay rates.  The PPS rates had a net market basket decrease of 1.1% in 2009.

For the first six months of 2011, our average Medicare per diem rate increased 19.8% compared to the same period in 2010.

On July 29, 2011, CMS issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS's fiscal year 2012 (which begins October 1, 2011) as compared to PPS payments in CMS's fiscal year 2011 (which ends September 30, 2011).  The 11.1% reduction is on a net basis, after the application of a 2.7% market basket increase less a 1.0% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 ("PPACA").  The final CMS rule also adjusts the method by which group therapy is counted for reimbursement purposes, and changes the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.  We anticipate that, assuming other factors remain constant, CMS's reduced reimbursement rates and other changes effective for its fiscal year 2012 will have a significant and adverse effect on our results of operations when compared to the periods in CMS's fiscal year 2011.  The effect of the fiscal year 2012 Medicare rate changes on our revenues is dependent upon our census and the mix of our patients at the recalibrated PPS pay rates.

Effective October 1, 2010, hospice agencies received Medicare payments which represented a 1.8% increase.  We estimate the effect of the revenue increase for NHC hospice programs to be approximately $200,000 annually, or $50,000 per quarter.  On July 29, 2011, CMS announced its fiscal year 2012 final ruling for Medicare payments to hospice companies.  Effective October 1, 2011, hospice agencies will receive a 2.5% increase in their Medicare payments over fiscal year 2011.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

Effective January 2011, home health agencies received Medicare payments which represented a 5.2% decrease.  We estimate the effect of the revenue decrease for NHC homecare programs to be approximately $3,400,000 annually, or $850,000 per quarter.

Medicaid

Tennessee annual Medicaid rate increases were implemented effective July 1, 2010.  Tennessee Medicaid fully funded the ceiling rate increases for all skilled and intermediate providers.  The resulting increase in revenue from this payment source was approximately $592,000 per quarter.  Due to state budgetary allocations, no rate increases will be implemented effective July 1, 2011.

On April 18, 2011, effectively immediately, South Carolina implemented a three percent Medicaid rate reduction.  We estimate the resulting decrease in revenue will be approximately $370,000 per quarter.

For the first six months of 2011, our average Medicaid per diem overall increased by 1.5% compared to the same period in 2010.  We face challenges with respect to states’ Medicaid payments because many states currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Results for the three month period ended June 30, 2011 include a 7.8% increase in net operating revenues and 13.4% increase in income before taxes compared to the same period in 2010.

Net patient revenues increased $13,996,000 or 8.6% compared to the same period last year. Medicare, Managed Care, and Medicaid per diem rates increased 20.8%, 9.1%, and 0.8%, respectively, compared to the quarter a year ago.  The newly constructed or acquired businesses (three skilled nursing facilities, one assisted living community, and three homecare programs) helped increase net patient revenues approximately $4,599,000.

The total census at owned and leased long-term health care centers for the quarter averaged 90.5% compared to an average of 92.2% for the same quarter a year ago.

Other revenues decreased $135,000 or 1.0% in the three-month 2011 period to $13,939,000 from $14,074,000 in the 2010 three-month period.  Insurance and management fee revenue that is included in other revenues decreased primarily due to the December 2010 acquisition of the three Missouri skilled healthcare facilities.  We previously managed the three facilities; therefore, revenues from these facilities were shown as “Other revenues”.  For the current quarter, operating revenues from these facilities are reported under “Net patient revenues”. Rental income, that is also included in other revenues, increased $318,000 due to the renewed rental agreements of thirteen of our properties with third party operators.  The rental agreements include increases in the base rent amount and continue for a five year period ending on December 31, 2015.

Non-operating income increased by $196,000 to $5,155,000 in the three-month 2011 period in comparison to $4,959,000 for the three-month 2010 period.

Total costs and expenses for the 2011 second quarter compared to the 2010 second quarter increased $11,439,000 or 7.0% to $173,743,000 from $162,304,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $7,113,000 or 7.3% to $104,793,000 from $97,680,000.  Other operating expenses

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

increased $3,530,000 or 7.3% to $51,888,000 for the 2011 period compared to $48,358,000 for the 2010 period.  Facility rent expense increased $422,000 or 5.2% to $9,879,000.  Depreciation and amortization increased to 6.2% to $7,075,000.

The increase in salaries, wages and benefits is primarily due to the increased staffing from the opening or acquisition of three skilled nursing facilities, one assisted living community, and three homecare programs ($2,514,000).  We also had increased costs in our existing skilled nursing facilities ($2,234,000), increased costs for therapist services ($1,423,000), an increased provision for health insurance claims ($782,000), and inflationary wage increases.

The increase in other operating expenses is primarily due to the opening or acquisition of the new operations in the amount of $2,293,000.

Facility rent expense for the three months ended June 30, 2011 increased by approximately $422,000 compared to the quarter a year ago.  The increase is due to the increased percentage rent accrued and paid to National Health Investors, Inc. (“NHI”).  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 revenues, the base year of the lease agreement.

Depreciation expense increased primarily due to the acquisition and construction of depreciable assets in the last year.  The increase in depreciation for the three months ended June 30, 2011 was $412,000.

The income tax provision for the three months ended June 30, 2011 is $8,584,000 (an effective income tax rate of 38.7% which is in line with management's expectations).  The income tax provision and effective tax rate for the three months ended June 30, 2011 were unfavorably impacted by permanent differences including non-deductible expenses.  The income tax provision for the three months ended June 30, 2010 was $7,727,000 (an effective tax rate of 39.5%).   The income tax provision and effective tax rate for the three months ended June 30, 2010 were unfavorably impacted by permanent differences including non-deductible expenses.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Results for the six month period ended June 30, 2011 include a 9.6% increase in net revenues and a 44.6% increase in income before taxes compared to the same period in 2010.

Net patient revenues increased $33,588,000 or 10.5% compared to the same period last year. Medicare, Managed Care, and Medicaid per diem rates increased 19.8%, 9.1%, and 1.5%, respectively, compared to the six months a year ago.  The newly constructed or acquired businesses (three skilled nursing facilities, one assisted living community, and three homecare programs) helped increase net patient revenues approximately $10,627,000.

The total census at owned and leased long-term health care centers for the six months averaged 90.8% compared to an average of 92.0% for the same period a year ago.

Other revenues decreased $103,000 or 0.3% in the six-month 2011 period to $29,334,000 from $29,437,000 in the 2010 six-month period.  Insurance and management fee revenue that is included in other revenues decreased primarily due to the December 2010 acquisition of the three Missouri skilled healthcare facilities.  We previously managed the three facilities; therefore, revenues from these facilities were shown as “Other revenues”.  For the current period, operating revenues from these facilities are reported under “Net patient revenues”. Rental income, that is also included in other revenues, increased $841,000 due to the renewed rental agreements of thirteen of our properties with third party operators.  The rental agreements include increases in the base rent amount and continue for a five year period ending on December 31, 2015.

Non-operating income increased by $182,000 to $9,716,000 in the six-month 2011 period in comparison to $9,534,000 for the six-month 2010 period.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

Total costs and expenses for the 2011 six months compared to the 2010 period increased $17,421,000 or 5.4% to $340,810,000 from $323,389,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $19,799,000 or 10.2% to $213,555,000 from $193,756,000.  Other operating expenses decreased $4,084,000 or 4.2% to $93,277,000 for the 2011 period compared to $97,361,000 for the 2010 period.  Rent expense increased $822,000 or 4.3% to $19,744,000.  Depreciation and amortization increased to 7.2% to $14,037,000.

The increase in salaries, wages and benefits is primarily due to the increased staffing from the opening or acquisition of three skilled nursing facilities, one assisted living community, and three homecare programs ($5,866,000).  We also had increased costs in our existing skilled nursing facilities ($6,106,000), increased costs for therapist services ($2,830,000), and inflationary wage increases.

The decrease in other operating expenses is primarily due to the favorable results within our accrued risk reserves of approximately $8,269,000 compared to the six month period a year ago.  The decrease in expense in 2011 is offset by the opening or acquisition of the new operations in the amount of $4,898,000

Rent expense for the six months ended June 30, 2011 increased by approximately $822,000 compared to the six month period a year ago.  The increase is due to the increased percentage rent accrued and paid to National Health Investors, Inc. (“NHI”).  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 revenues, the base year of the lease agreement.

Depreciation expense increased primarily due to the acquisition and construction of depreciable assets in the last year.  The increase in depreciation for the six months ended June 30, 2011 was $947,000.

The income tax provision for the six months ended June 30, 2011 is $20,302,000 (an effective income tax rate of 38.6% which is in line with management's expectations).  The income tax provision and effective tax rate for the six months ended June 30, 2011 were unfavorably impacted by permanent differences including non-deductible expenses.  The income tax provision for the six months ended June 30, 2010 was $14,134,000 (an effective tax rate of 38.8%).   The income tax provision and effective tax rate for the six months ended June 30, 2010 were unfavorably impacted by permanent differences including non-deductible expenses.

Liquidity, Capital Resources, and Financial Condition

Our primary sources of cash include revenues from the operations of our healthcare and senior living facilities, insurance services, management services and accounting services.  Our primary uses of cash include salaries, wages and other operating costs of our healthcare and senior living facilities, the cost of additions to and acquisitions of real property, facility rent expenses, and dividend distributions.  These sources and uses of cash are reflected in our Interim Condensed Consolidated Statements of Cash Flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended June 30		Six Month Change
	2011	2010	$	%
Cash and cash equivalents at beginning of period	$28,478	$39,022	$(10,544)	27.0%

Cash provided from operating activities	27,158	19,565	7,593	38.8%

Cash used in investing activities	(13,473)	(25,743)	12,270	47.7%

Cash used in financing activities	(4,832)	(10,281)	5,449	53.0%

Cash and cash equivalents at end of period	$37,331	$22,563	$14,768	65.5%

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 was $27,158,000 as compared to $19,565,000 in the same period last year.  Cash provided by operating activities consisted of net income of $32,335,000, adjustments for non-cash items of $14,535,000, and $19,712,000 used for working capital.  Cash used for working capital primarily consisted of an increase in restricted cash and cash equivalents of $3,438,000, a decrease in accounts receivable of $9,448,000, a decrease in accrued payroll of $14,258,000, and a decrease in accrued risk reserves of $12,817,000.

The increase in restricted cash and cash equivalents is from NHC healthcare entities paying insurance premiums into NHC insurance companies, which restrict the cash payment.  The decrease in accounts receivable is primarily from National paying balances related to interim payroll and benefit services outstanding at December 31, 2010.  The decrease in accrued payroll is due to the timing of payroll payments related to incentive compensation.  The decrease in accrued risk reserves is due from the favorable results for the 2011 six month period.

Investing Activities

 Cash used in investing activities totaled $13,473,000 and $25,743,000 for the six months ended June 30, 2011 and 2010, respectively.  Cash used for property and equipment additions was $13,352,000 for the six months ended June 30, 2011 and $11,665,000 in the comparable period in 2010.  For the 2010 six-month period, cash in the amount of $14,342,000 was used in the May 1, 2010 acquisition of three homecare programs in South Carolina.  Cash provided by net collections of notes receivable was $1,139,000 in 2011 compared to $759,000 in 2010. Purchases and sales of restricted marketable securities resulted in a net use of cash of $1,260,000 for the 2011 period compared to $495,000 for the 2010 period.

Costs included in property and equipment additions include $3,075,000 for the construction of the 75-unit assisted living community in Columbia, South Carolina and $2,536,000 for the 46-unit assisted living addition to our Franklin, Tennessee community.  Both of the projects were completed in the second quarter of 2011.

Financing Activities

Net cash used in financing activities totaled $4,832,000 for the six months ended June 30, 2011 compared to $10,281,000 in the same period in 2010.  Cash used for dividend payments to common and preferred stockholders totaled $12,004,000 in the current year period.  In the prior period, cash used for dividend payments to common and preferred stockholders totaled $11,468,000.    In the current period, $7,152,000 of cash was provided by the issuance of common stock.  Cash of $1,009,000 was provided by the issuance of common stock in the same period last year.  Tax benefits from exercise of stock options provided cash of $120,000 in 2011 and $189,000 for the same period in 2010.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2011 are as follows (in thousands):

	Total		1 year		1-3 Years		3-5 Years	After 5 Years
Long-term debt – principal	$10,000	$	−	$	−	$	−	$10,000
Long-term debt – interest	1,796		276		553		553	414
Operating leases	353,850		33,700		67,400		67,400	185,350
Total Contractual Cash Obligations	$365,646		$33,976		$67,953		$67,953	$195,764

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

Other noncurrent liabilities for uncertain tax positions of $5,463,000, attributable to permanent differences, at June 30, 2011 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 12 of the Interim Condensed Consolidated Financial Statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short-term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $37,331,000 at June 30, 2011, marketable securities of $85,127,000 at June 30, 2011 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.  We currently do not have any funds drawn against our revolving credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

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

Commitment and Contingencies

Governmental Regulations

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

Acquisitions

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

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

Inflation

We have historically derived a substantial portion of our revenue from the Medicare and Medicaid programs, along with similar reimbursement programs.  Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually based upon the state’s fiscal year for the Medicaid programs and in each October for the Medicare program.  The adjustments may not continue in the future, and even if received, such adjustments may not reflect the actual increase in our costs for providing healthcare services.

New Accounting Pronouncements

See Note 2 to the Interim Condensed Consolidated Financial Statements for the impact of new accounting standards.

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

•

national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

•

the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

•

changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

•

liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 12:  Guarantees and Contingencies);

•

the ability of third parties for whom we have guaranteed debt, if any, to refinance certain short term debt obligations;

•

the ability to attract and retain qualified personnel;

•

the availability and terms of capital to fund acquisitions and capital improvements;

•

the ability to refinance existing debt on favorable terms;

•

the competitive environment in which we operate;

•

the ability to maintain and increase census levels; and

•

demographic changes.

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

Interest Rate Risk

The fair values of our fixed-income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At June 30, 2011, we have available for sale debt securities in the amount of $78.1 million.  The fixed maturity portfolio is comprised of investments with primarily short-term and intermediate-term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet obligations.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

As of June 30, 2011, both our long-term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long-term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75.0 million and our outstanding long-term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

Approximately $5.0 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $50,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At June 30, 2011, the fair value of our equity marketable securities is approximately $85.1 million.  Of the $85.1 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $72.4 million, or 85.1%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $8.5 million.  At June 30, 2011, our equity securities had unrealized gains of $55.5 million and no unrealized losses.  Of the $55.5 million of unrealized gains, $47.7 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 13 of this Form 10–Q.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

Item 1A.  Risk Factors.

During the six months ended June 30, 2011, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.  Defaults Upon Senior Securities.  None

Item 5.  Other Information.  None

Item 6.  Exhibits.

(a)

List of exhibits

Exhibit No.	Description

31.1	Rule 13a–14(a)/15d–14(a) Certification of Chief Executive Officer

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer

32	Certification pursuant to 18 U.S.C. Section 906 by Chief Executive
Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 4, 2011	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: August 4, 2011	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)