Form 10-Q
period 2011-09-30
NATIONAL HEALTHCARE CORP
filed 2011-11-03
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x] No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).

Yes [x]      No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated file," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated filer [ ]	Accelerated filer [x]

Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b–2 of the Exchange
Act). Yes [ ] No [x]

13,831,995 shares of common stock of the registrant were outstanding as of November 2, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
REVENUES:
Net patient revenues	$182,134	$165,344	$536,531	$486,153
Other revenues	14,930	13,207	44,264	42,644
Net operating revenues	197,064	178,551	580,795	528,797

COSTS AND EXPENSES:
Salaries, wages and benefits	106,870	98,531	320,425	292,287
Other operating	54,807	49,296	148,084	146,657
Facility rent	10,000	9,518	29,744	28,440
Depreciation and amortization	7,307	6,800	21,344	19,890
Interest	136	136	333	396
Total costs and expenses	179,120	164,281	519,930	487,670

Income Before Non-Operating Income	17,944	14,270	60,865	41,127
Non-Operating Income	5,140	5,424	14,856	14,958

Income Before Income Taxes	23,084	19,694	75,721	56,085
Income Tax Provision	(5,873)	(4,611)	(26,175)	(18,745)
Net Income	17,211	15,083	49,546	37,340

Dividends to preferred stockholders	(2,167)	(2,169)	(6,503)	(6,505)

Net income available to common stockholders	$15,044	$12,914	$43,043	$30,835

Earnings Per Common Share:
Basic	$1.09	$.95	$3.13	$2.25
Diluted	$1.05	$.95	$3.02	$2.25

Weighted Average Common Shares Outstanding:
Basic	13,807,995	13,649,174	13,762,084	13,705,477
Diluted	16,444,749	13,650,916	16,404,305	13,707,590

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$53,158	$28,478
Restricted cash and cash equivalents	49,118	51,992
Marketable securities	80,089	85,116
Restricted marketable securities	84,686	70,877
Accounts receivable, less allowance for doubtful accounts of $4,020 and $3,942, respectively	66,875	76,559
Inventories	7,242	7,853
Prepaid expenses and other assets	2,201	1,251
Total current assets	343,369	322,126

Property and Equipment:
Property and equipment, at cost	654,498	640,150
Accumulated depreciation and amortization	(222,478)	(203,758)
Net property and equipment	432,020	436,392

Other Assets:
Deposits	412	302
Goodwill	20,320	20,320
Notes receivable	22,098	23,671
Deferred income taxes	10,933	12,000
Investments in limited liability companies	17,175	14,204
Total other assets	70,938	70,497
Total assets	$846,327	$829,015

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2010 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$9,449	$10,947
Accrued payroll	49,395	52,055
Amounts due to third party payors	18,337	17,667
Accrued risk reserves	96,322	105,059
Deferred income taxes	12,200	14,186
Other current liabilities	14,313	17,895
Dividends payable	6,351	5,997
Total current liabilities	206,367	223,806

Long-Term Debt	10,000	10,000
Other Noncurrent Liabilities	16,954	18,861
Deferred Lease Credits	303	1,212
Deferred Revenue	13,707	13,990

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,838,526 and 10,840,608 shares, respectively, issued and outstanding; stated at liquidation of $15.75 per share	170,515	170,548
Common stock, $.01 par value; 30,000,000 shares authorized; 13,831,995 and 13,637,258 shares, respectively, issued and outstanding	138	136
Capital in excess of par value	137,457	128,061
Retained earnings	256,992	226,114
Unrealized gains on marketable securities, net of taxes	33,894	36,287
Total stockholders’ equity	598,996	561,146
Total liabilities and stockholders’ equity	$846,327	$829,015

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2010 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2011	2010
Cash Flows From Operating Activities:	(in thousands)
Net income	$49,546	$37,340
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21,344	19,890
Provision for doubtful accounts receivable	1,689	1,059
Equity in earnings of unconsolidated investments	(7,203)	(6,899)
Distributions from unconsolidated investments	4,232	5,455
Gains on sale of restricted marketable securities	(399)	(702)
Deferred income taxes	680	913
Stock-based compensation	2,253	205
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(8,027)	(4,098)
Accounts receivable	7,995	(3,099)
Income tax receivable	-	3,470
Inventories	611	(307)
Prepaid expenses and other assets	(950)	(457)
Trade accounts payable	(1,498)	(830)
Accrued payroll	(2,660)	(6,612)
Amounts due to third party payors	670	1,941
Other current liabilities and accrued risk reserves	(12,319)	(55)
Entrance fee deposits	(1,343)	(519)
Other noncurrent liabilities	(1,907)	(1,752)
Deferred income	1,060	856
Net cash provided by operating activities	53,774	45,799
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(17,881)	(18,919)
Acquisition of homecare business	-	(14,342)
Collections of notes receivable	1,573	1,026
Change in restricted cash and cash equivalents	10,901	48,018
Purchase of restricted marketable securities	(48,233)	(85,484)
Sale of restricted marketable securities	35,858	36,017
Net cash used in investing activities	(17,782)	(33,684)
Cash Flows From Financing Activities:
Tax benefit from stock-based compensation	(40)	189
Dividends paid to preferred stockholders	(6,503)	(6,505)
Dividends paid to common stockholders	(11,810)	(10,982)
Issuance of common shares	7,152	1,012
Repurchase of common shares	-	(5,944)
Change in deposits	(111)	(16)
Other	-	(23)
Net cash used in financing activities	(11,312)	(22,269)
Net Increase (Decrease) in Cash and Cash Equivalents	24,680	(10,154)
Cash and Cash Equivalents, Beginning of Period	28,478	39,022
Cash and Cash Equivalents, End of Period	$53,158	$28,868

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Unrealized Gains on Marketable Securities	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	10,841,062	$170,555	13,717,701	$137	$130,867	$197,140	$27,080	$525,779
Net income	–	–	–	–	–	37,340	–	37,340
Unrealized gains on securities (net of tax of $5,669)	–	–	–	–	–	–	9,149	9,149
Total comprehensive income								46,489
Stock-based compensation	–	–	30,000	–	205	–	–	205
Tax benefit from exercise of stock options	–	–	–	–	189	–	–	189
Shares sold - options exercised	–	–	30,864	1	1,011	–	–	1,012
Shares repurchased			(182,900)	(2)	(5,942)			(5,944)
Shares issued in conversion of preferred stock to common stock	(448)	(7)	107	–	7	–	–	–
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,505)	–	(6,505)
Dividends declared to common stockholders ($0.82 per share)	–	–	–	–	–	(11,236)	–	(11,236)
Balance at September 30, 2010	10,840,614	$170,548	13,595,772	$136	$126,337	$216,739	$36,229	$549,989

Balance at December 31, 2010	10,840,608	$170,548	13,637,258	$136	$128,061	$226,114	$36,287	$561,146
Net income	–	–	–	–	–	49,546	–	49,546
Unrealized losses on securities (net of tax of $1,599)	–	–	–	–	–	–	(2,393)	(2,393)
Total comprehensive income								47,153
Stock-based compensation	–	–	–	–	2,253	–	–	2,253
Tax expense from exercise of stock options	–	–	–	–	(40)	–	–	(40)
Shares sold – options exercised	–	–	194,234	2	7,150	–	–	7,152
Shares issued in conversion of preferred stock to common stock	(2,082)	(33)	503	–	33	–	–	–
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,503)	–	(6,503)
Dividends declared to common stockholders ($0.88 per share)	–	–	–	–	–	(12,165)	–	(12,165)
Balance at September 30, 2011	10,838,526	$170,515	13,831,995	$138	$137,457	$256,992	$33,894	$598,996

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2011

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

Revenue Recognition – Third Party Payors

Approximately 70% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $18,337,000 and $17,667,000 as of September 30, 2011 and December 31, 2010, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of September 30, 2011, we and/or our managed centers are defendants in 28 such claims inclusive of years 2002 through 2011.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

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

We monitor and evaluate the carrying amount of our notes receivable in accordance with ASC Topic 310, Receivables.  It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of the receivables changes over time.  We continually review and refine our estimation process to make it as reactive to these changes as possible.  However, we cannot guarantee that we will be able to accurately estimate credit losses on these balances.  It is possible that future events could cause us to make significant adjustments or revisions to these estimates and cause our reported net income to vary significantly from period to period.

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other.”  The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary.  This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We believe this adoption will not have a material impact on the Company’s consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-07, which is included in the Codification under ASC 954, “Health Care Entities.”  This updated guidance requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires certain qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions. This update is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012. We believe this adoption will not have a material impact on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU No. 2011-02, which is included in the Codification under ASC 470, “Debt.”  This updated guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR).  This guidance became effective for the first interim or annual period beginning on or after June 15, 2011, which was adopted by the Company on July 1, 2011.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In August 2010, the FASB issued ASU No. 2010-24, which is included in the Codification under ASC 954, “Health Care Entities.”  This update provides clarification to companies in the healthcare industry on the accounting for professional liability and workers’ compensation insurance.  This update states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries.  This guidance became effective for our interim and annual reporting periods beginning January 1, 2011.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

Other revenues include the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2011	2010	2011	2010
Insurance services	$3,950	$4,164	$12,046	$12,914
Management and accounting services fees	5,894	4,306	16,465	15,288
Rental income	4,756	4,436	14,368	13,207
Other	330	301	1,385	1,235
	$14,930	$13,207	$44,264	$42,644

Management Fees from National

Certain of our affiliates manage five long-term care centers owned by National Health Corporation ("National"). During the nine months ended September 30, 2011 and 2010, we recognized management fees and interest on management fees of $2,676,000 and $3,142,000, respectively, from these centers.

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

Management Fees from Other Nursing Centers

We continue to manage eight long-term care centers (excluding the five National centers) for third-party owners where the management fees are recognized only when realized.  During the nine months ended September 30, 2011 and 2010, we recognized $2,271,000 and $1,043,000, respectively, of management fees and interest from these eight long-term care centers.

The unpaid fees from these eight centers, because of insufficient historical collections and the lack of expected future collections are recognized only when realized.  Under the terms of the management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care centers.  Our affiliates continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers or the proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2011	2010	2011	2010
Equity in earnings of unconsolidated investments	$2,464	$2,416	$7,203	$6,899
Dividends and other net realized gains and losses on sales of securities	1,410	1,597	3,928	4,060
Interest income	1,266	1,411	3,725	3,999
	$5,140	$5,424	$14,856	$14,958

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

September 30, 2011

(unaudited)

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except for share and per share amounts)	2011	2010	2011	2010
Basic:
Weighted average common shares outstanding	13,807,995	13,649,174	13,762,084	13,705,477
Net income	$17,211	$15,083	$49,546	$37,340
Dividends to preferred stockholders	(2,167)	(2,169)	(6,503)	(6,505)
Net income available to common stockholders	$15,044	$12,914	$43,043	$30,835
Earnings per common share, basic	$1.09	$.95	$3.13	$2.25

Diluted:
Weighted average common shares outstanding	13,807,995	13,649,174	13,762,084	13,705,477
Dilutive effect of stock options	8,366	-	12,431	1,210
Dilutive effect of restricted stock	5,031	1,742	6,303	903
Convertible preferred stock	2,623,357	-	2,623,487	-
Assumed average common shares outstanding	16,444,749	13,650,916	16,404,305	13,707,590

Net income available to common stockholders	$15,044	$12,914	$43,043	$30,835
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	2,167	-	6,503	-

Net income for diluted earnings per common share	$17,211	$12,914	$49,546	$30,835
Earnings per common share, diluted	$1.05	$.95	$3.02	$2.25

In the above table, options to purchase 1,439,251 and 514,642 shares of our common stock have been excluded for 2011 and 2010, respectively, due to their anti-dilutive impact.  We have excluded 2,623,862 of common shares issuable upon the conversion of preferred stock for both periods presented in 2010 due to their anti-dilutive impact.

Note 7 - Investments in Marketable Securities

Our investments in marketable securities are classified as available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities and restricted marketable securities consist of the following:

	September 30, 2011		December 31, 2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$29,604	$80,089	$29,604	$85,116
Restricted investments available for sale:
Corporate debt securities	34,437	35,137	28,683	29,182
Commercial mortgage-backed securities	34,468	35,293	26,282	26,866
U.S. Treasury securities	7,326	7,579	8,192	8,030
U.S. government sponsored enterprise securities	-	-	2,340	2,423
State and municipal securities	6,391	6,677	4,348	4,376
	$112,226	$164,775	$99,449	$155,993

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)

	September 30, 2011			December 31, 2010
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$68,699	1,630,642	$24,734	$73,412

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$6,309	$6,362	$3,551	$3,562
1 to 5 years	54,996	56,358	46,461	47,340
6 to 10 years	21,317	21,966	18,313	18,454
Over 10 years	-	-	1,520	1,521
	$82,622	$84,686	$69,845	$70,877

Gross unrealized gains related to available for sale securities are $52,870,000 and $56,911,000 as of September 30, 2011 and December 31, 2010, respectively.  Gross unrealized losses related to available for sale securities were $321,000 and $367,000 as of September 30, 2011 and December 31, 2010, respectively.

Proceeds from the sale of investments in marketable securities during the nine months ended September 30, 2011 and 2010 were $35,858,000 and $36,017,000, respectively.  Investment gains of $399,000 and $702,000 were realized on these sales during the nine months ended September 30, 2011 and 2010, respectively.

Note 8 - Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long-term debt approximates fair value due to variable interest rates.  At September 30, 2011 and December 31, 2010, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments stated above.

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

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2011

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

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices.  The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  Our Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each month, typically utilizing third party pricing services or other market observable data.  The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value.  These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2011.

The following table summarizes fair value measurements by level at September 30, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2011	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$53,158	$53,158	$–	$–
Restricted cash and cash equivalents	49,118	49,118	–	–
Marketable equity securities	80,089	80,089	–	–
Corporate debt securities	35,137	-	35,137	–
Commercial mortgage-backed securities	35,293	-	35,293	–
U.S. Treasury securities	7,579	7,579	-	–
State and municipal securities	6,677	-	6,677	–
Total financial assets	$267,051	$189,944	$77,107	$–

	Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$28,478	$28,478	$–	$–
Restricted cash and cash equivalents	51,992	51,992	–	–
Marketable equity securities	85,116	85,116	–	–
Corporate debt securities	29,182	–	29,182	–
Commercial mortgage-backed securities	26,866	–	26,866	–
U.S. Treasury securities	8,030	8,030	–	–
U.S. government sponsored enterprise securities	2,423	–	2,423	–
State and municipal securities	4,376	–	4,376	–
Total financial assets	$236,463	$173,616	$62,847	$–

Note 9 - Long-Term Debt and Commitments

Long-term debt consists of the following:

	Weighted Average Interest Rate	Maturities	Long-Term Debt
(dollars in thousands)			9/30/11	12/31/10
Revolving Credit Facility, interest payable monthly	Variable, 1.24%	2011	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.76%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

Note 10 - $75,000,000 Revolving Credit Facility

 Effective October 26, 2011, we extended the maturity of our Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as lender (the "Lender").  The Credit Agreement provides for a $75,000,000 revolving credit facility (the "Credit Facility"), of which up to $5,000,000 may be utilized for letters of credit.

Borrowings bear interest at either, (i) the Eurodollar rate plus 0.70% or (ii) the prime rate.  Letter of credit fees are equal to 0.70% times the maximum amount available to be drawn under outstanding letters of credit.

Commitment fees are payable on the daily unused portion of the Credit Facility at a rate of fifteen (15) basis points per annum.  NHC is permitted to prepay the loans outstanding under the Credit Facility at any time, without penalty.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

The Credit Facility matures on October 25, 2012.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender that there is any question about renewal, there has been no commitment at this time.  If the Lender elects to consent to such extension, subject to certain conditions, the maturity date will be extended to the date which is 364 days after the then maturity date.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  In March 2011, the Company granted stock options to purchase 756,583 shares of our common stock in accordance with the 2005 Plan.  These particular stock options become vested and exercisable thirty days prior to the expiration date of the options, which is five years after the date of grant.  At September 30, 2011, 30,000 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  In March 2011, the Company granted stock options to purchase 443,417 shares of common stock in accordance with the 2010 Plan.  These particular stock options become vested and exercisable thirty days prior to the expiration date of the options, which is five years after the date of the grant. In May 2011, the Company granted non-employee directors stock options to purchase 45,000 shares of common stock in accordance with the 2010 Plan.  These particular stock options became vested and exercisable immediately and have a maximum five year term.  At September 30, 2011, 534,952 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock-based compensation totaled $2,253,000 and $205,000 for the nine months ended September 30, 2011 and 2010, respectively.  The expense for the 2011 period increased $771,000 due to the Company choosing to accelerate the vesting date of options to purchase 158,000 shares of stock that were granted in June 2010.  The options had an original vesting date in June 2015.  At September 30, 2011, we had $8,471,000 of unrecognized compensation cost related to unvested stock-based compensation awards, which consisted of $7,727,000 for stock options and $744,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 4.4 years for stock options and 2.1 years for restricted stock.  Stock-based compensation is included in “Salaries, wages and benefits” in the Interim Condensed Consolidated Statements of Income.

Stock Options

The following table summarizes the assumptions used to value the options granted for the nine months ended September 30, 2011 and for the year ended December 31, 2010.

	2011	2010
Risk-free interest rate	2.02%	1.88%
Expected volatility	23.66%	25.30%
Expected life, in years	4.9 years	4.5 years
Expected dividend yield	3.62%	3.55%
Expected forfeiture rate	0.00%	0.00%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2011 and for the year ended December 31, 2010.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	385,305	$44.78
Options granted	180,485	35.55
Options exercised	(72,149)	36.69
Options cancelled or expired	(21,314)	32.01
Options outstanding at December 31, 2010	472,327	43.07
Options granted	1,263,715	46.65
Options exercised	(194,234)	36.82
Options cancelled or expired	(30,000)	44.25
Options outstanding at September 30, 2011	1,511,808	$46.84	$-

Options exercisable at September 30, 2011	293,177	$47.50	$-

Options Outstanding September 30, 2011	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
72,557	$37.70	$37.70	2.6
1,263,631	$45.80 - $46.69	$46.65	4.4
175,620	$51.50 - $52.50	$51.99	1.1
1,511,808		$46.84	3.9

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

Restricted Stock

The following table summarizes our restricted stock activity for the nine months ended September 30, 2011 and for the year ended December 31, 2010.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested restricted shares at December 31, 2009	–	$–
Award shares granted	30,000	34.46
Award shares vested	–	–
Unvested restricted shares at December 31, 2010	30,000	34.46
Award shares granted	–	–
Award shares vested	6,000	34.46
Unvested restricted shares at September 30, 2011	24,000	$34.46	$–

The weighted average remaining contractual life of restricted stock at September 30, 2011 is 2.1 years.

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

At September 30, 2011, we had $13,855,000 of unrecognized tax benefits, composed of $9,398,000 of deferred tax assets and $4,457,000 of permanent differences.  Accrued interest and penalties of $3,099,000 relate to unrecognized tax benefits at September 30, 2011.  Unrecognized tax benefits of $4,457,000, net of federal benefit, at September 30, 2011, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,480,000 relate to these permanent differences at September 30, 2011.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months beginning September 30, 2011, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,310,000, composed of temporary differences of $-0-, and permanent tax differences of $2,310,000.  Interest and penalties of $638,000 relate to these permanent difference changes within 12 months beginning September 30, 2011.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2008 (with certain state exceptions). Currently, there are no U.S. federal or state returns under examination.

Our deferred tax assets have been evaluated for realization based on historical taxable income, tax planning strategies, the expected timing of reversals of existing temporary differences and future taxable income anticipated.  Our deferred tax assets are more likely than not to be realized in full due to the existence of sufficient taxable income of the appropriate character under the tax law.  As such, there is no need for a valuation allowance.

Note 13 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $96,322,000 and $105,059,000 at September 30, 2011 and December 31, 2010, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the interim condensed consolidated financial statements within "Other Revenues" for the nine months ended September 30, 2011 and 2010, respectively, are $3,894,000 and $3,827,000.  Associated losses and expenses are reflected in the interim condensed consolidated financial statements as "Salaries, wages and benefits."

General and Professional Liability Lawsuits and Insurance

The long term care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of September 30, 2011, we and/or our managed centers are currently defendants in 28 such claims covering the years 2002 through September 30, 2011.

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

For 2003-2011, both primary professional liability insurance coverage and excess coverage is provided through our wholly-owned liability insurance company.  The primary coverage is in the amount of $1 million per incident, $3 million per location with an annual primary policy aggregate limit of $19.0 million for 2011, $17.0 million for 2009 and 2010, $16.0 million for 2008, $14.0 million for 2006 and 2007, and $12.0 million for 2003-

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

2005.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2003-2007 and subsequently for $9.0 million annual excess in the aggregate for years 2008-2011.

For these professional liability insurance operations, the premium revenues reflected in the financials as "Other Revenues" for the nine months ended September 30, 2011 and 2010, respectively, are $3,287,000 and $3,331,000.  Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated financial statements as "Other operating costs and expenses".

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

Medicare Reimbursement Rate Changes

In July 2011, the Centers for Medicare and Medicaid Services ("CMS") announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011.  We estimate the resulting decrease in revenue from the fiscal year 2012 Medicare rate changes will be approximately $24,000,000 annually or $6,000,000 quarterly.  We are examining cost saving measures that are available to us to help mitigate the effects of a portion of the revenue decrease, but we are committed to maintaining the quality of care to our patients.

Development and Growth

We are undertaking to expand our long-term care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

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

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $96,322,000 at September 30, 2011, a 11.8% reduction since September 30, 2010, and are a primary area of management focus.  The reduction in our accrued risk reserves within the past twelve months is due to the settlements of claims and the revision to estimates within the reserves.  We have set aside restricted cash and cash equivalents and marketable securities to fund substantially all of our professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There have been no significant changes during the nine month period ended September 30, 2011 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2010 Annual Report on Form 10-K filed with the SEC.

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

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

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

In December 2010, President Obama signed into law the Medicare and Medicaid Extenders Act (“MMEA”).  This legislation affects numerous health care providers and makes several important technical corrections to the health reform laws enacted earlier in 2010.  An important item provided for in the MMEA legislation is for an immediate and retroactive updated methodology (Resource Utilization Group – Version Four, “RUG-IV”) for determining Medicare payment rates to skilled nursing centers.  The MMEA allowed skilled nursing center rates determined by RUG-IV to be applied as of October 1, 2010.

In August 2011 and pursuant to the Budget Control Act of 2011, Congress created a 12-member bipartisan committee called the Joint Select Committee on Deficit Reduction, or the Joint Committee. The Joint Committee has until November 23, 2011 to report legislation to Congress for achieving at least $1.2 trillion in budget savings over ten years. Congress will consider the legislation under fast track procedures and has until December 23, 2011 to pass or reject the legislation. Failure to enact the legislation by the deadline will trigger automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers.  Members of Congress and the Obama administration have made various cost cutting recommendations to the Joint Committee, such as reductions in Medicare payments to SNF’s. We are unable to predict the financial impact of the legislation to be proposed by the Joint Committee, if enacted, or of the automatic payment cuts beginning in 2013 if the legislation is not enacted.  However, such impact may be adverse and material to our future results of operations and cash flows.

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

For the first nine months of 2011, our average Medicare per diem rate increased 20.5% compared to the same period in 2010.  The increase is due to both the October 1, 2010 RUG-IV rate changes and the increased acuity levels of the patients in our skilled nursing centers.

On July 29, 2011, CMS issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS's fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS's fiscal year 2011 (which ended September 30, 2011).  The 11.1% reduction is on a net basis, after the application of a 2.7% market basket increase less a 1.0% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 ("PPACA").  The final CMS rule also adjusts the method by which group therapy is counted for reimbursement purposes, and changes the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.  We anticipate that, assuming other factors remain constant, CMS's reduced reimbursement rates and other changes effective for its fiscal year 2012 will have a significant and adverse effect on our results of operations when compared to the periods in CMS's fiscal year 2011.  We estimate the resulting decrease in revenue from the fiscal year 2012 Medicare rate changes will be approximately $24,000,000 annually, or $6,000,000 per quarter.  The effect of the rate changes on our revenues is dependent upon our census and the mix of our patients at the recalibrated PPS pay rates.  We are examining cost saving measures that are available to us to help mitigate the effects of a portion of the revenue decrease, but we are committed to maintaining the quality of care to our patients.

Effective October 1, 2010, hospice agencies received Medicare payments which represented a 1.8% increase.  Effective October 1, 2011, hospice agencies will receive a 2.5% increase in their Medicare payments over fiscal year 2011.  We estimate the effect of the revenue increase for NHC hospice programs to be approximately $300,000 annually, or $75,000 per quarter.

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

No rate increases or decreases were implemented for the fiscal years beginning July 1, 2011 for Medicaid programs in the states of Tennessee and Missouri.  Tennessee, however, has announced that it will implement a 4.25% rate reduction beginning January 1, 2012.  We estimate the resulting decrease in revenue in Tennessee will be approximately $650,000 per quarter.

For the first nine months of 2011, our average Medicaid per diem overall increased by 0.7% compared to the same period in 2010.  We face challenges with respect to states’ Medicaid payments because many states currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Results for the three month period ended September 30, 2011 include a 10.4% increase in net operating revenues and a 17.2% increase in income before taxes compared to the same period in 2010.

Net patient revenues increased $16,790,000 or 10.2% compared to the same period last year. Medicare and Managed Care per diem rates increased 21.7% and 7.8%, respectively, compared to the quarter a year ago.  Medicaid per diem rates decreased 0.9% compared to the quarter a year ago.  The newly constructed or acquired businesses (three skilled nursing facilities and one assisted living community) helped increase net patient revenues approximately $5,112,000.

The total census at owned and leased long-term health care centers for the quarter averaged 90.5% compared to an average of 92.1% for the same quarter a year ago.

Other revenues increased $1,723,000 or 13.0% in the three-month 2011 period to $14,930,000 from $13,207,000 in the 2010 three-month period.  The increase in other revenues is primarily due to the increased

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

collections of management and accounting services fees of $1,588,000, as further detailed in Note 3 of our interim condensed consolidated financial statements.  Rental income also increased $320,000 due to the renewed rental agreements of thirteen of our properties with third party operators.

Non-operating income decreased by $284,000 to $5,140,000 in the three-month 2011 period in comparison to $5,424,000 for the three-month 2010 period, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses for the 2011 third quarter compared to the 2010 third quarter increased $14,839,000 or 9.0% to $179,120,000 from $164,281,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $8,339,000 or 8.5% to $106,870,000 from $98,531,000.  Other operating expenses increased $5,511,000 or 11.2% to $54,807,000 for the 2011 period compared to $49,296,000 for the 2010 period.  Facility rent expense increased $482,000 or 5.1% to $10,000,000.  Depreciation and amortization increased 7.5% to $7,307,000.

The increase in salaries, wages and benefits is primarily due to the increased staffing from the opening or acquisition of three skilled nursing facilities and one assisted living community ($2,578,000).  We also had increased costs in our existing skilled nursing facilities ($3,101,000), increased costs for therapist services ($1,614,000), and inflationary wage increases.

The increase in other operating expenses is primarily due to the opening or acquisition of the new operations ($2,224,000) and an increased provision in accrued risk reserves of $1,206,000 compared to the quarter a year ago.

Facility rent expense for the three months ended September 30, 2011 increased by approximately $482,000 compared to the quarter a year ago.  The increase is due to the increased percentage rent accrued and paid to National Health Investors, Inc. (“NHI”).  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 revenues, the base year of the lease agreement.

Depreciation expense increased primarily due to the acquisition and construction of depreciable assets in the last year.  The increase in depreciation for the three months ended September 30, 2011 was $507,000.

The income tax provision for the three months ended September 30, 2011 is $5,873,000 (an effective income tax rate of 25.4%).  The income tax provision and effective tax rate for the three months ended September 30, 2011 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the provision of $23,000 or 0.1% of income before taxes.  The income tax provision and effective tax rate for 2011 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,226,000 or 14.0% of income before taxes in 2011.  The income tax provision for the three months ended September 30, 2010 was $4,611,000 (an effective tax rate of 23.4%).  The income tax provision and effective tax rate for the three months ended September 30, 2010 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the provision of $651,000 or 3.3% of income before taxes.  The income tax provision and effective tax rate for the three months ended September 30, 2010 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $3,721,000 or 18.9% of income before taxes in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Results for the nine month period ended September 30, 2011 include a 9.8% increase in net operating revenues and a 35.0% increase in income before taxes compared to the same period in 2010.

Net patient revenues increased $50,378,000 or 10.4% compared to the same period last year. Medicare, Managed Care, and Medicaid per diem rates increased 20.5%, 8.6%, and 0.7%, respectively, compared to the nine months a year ago.  The newly constructed or acquired businesses (three skilled nursing facilities and one assisted living community) helped increase net patient revenues approximately $14,525,000.

The total census at owned and leased long-term health care centers for the nine months averaged 90.7% compared to an average of 92.0% for the same period a year ago.

Other revenues increased $1,620,000 or 3.8% in the nine-month 2011 period to $44,264,000 from $42,644,000 in the 2010 nine-month period.  The increase in other revenues is primarily due to the increased collection of management and accounting services fees of $1,177,000, as further detailed in Note 3 of our interim condensed consolidated financial statements.  Rental income also increased due to the renewed rental agreements of thirteen of our properties with third party operators.

Non-operating income decreased by $102,000 to $14,856,000 in the nine-month 2011 period in comparison to $14,958,000 for the nine-month 2010 period, as further detailed in Note 4 of our interim condensed consolidated financial statements.

Total costs and expenses for the 2011 nine months compared to the 2010 period increased $32,260,000 or 6.6% to $519,930,000 from $487,670,000.  Salaries, wages and benefits, the largest operating costs of this service company, increased $28,138,000 or 9.6% to $320,425,000 from $292,287,000.  Other operating expenses increased $1,427,000 or 1.0% to $148,084,000 for the 2011 period compared to $146,657,000 for the 2010 period.  Rent expense increased $1,304,000 or 4.6% to $29,744,000.  Depreciation and amortization increased 7.3% to $21,344,000.

The increase in salaries, wages and benefits is primarily due to the increased staffing from the opening or acquisition of three skilled nursing facilities and one assisted living community ($7,510,000).  We also had increased costs in our existing skilled nursing facilities ($9,207,000), increased costs for therapist services ($4,445,000), and inflationary wage increases.

The increase in other operating expenses is primarily due to the opening or acquisition of the new operations ($6,498,000).  We also had increased costs in our existing skilled nursing facilities ($5,963,000), but the increases in expenses were offset due to the favorable results within our accrued risk reserves of approximately $8,486,000.

Rent expense for the nine months ended September 30, 2011 increased by approximately $1,304,000 compared to the nine month period a year ago.  The increase is due to the increased percentage rent accrued and paid to National Health Investors, Inc. (“NHI”).  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 revenues, the base year of the lease agreement.

Depreciation expense increased primarily due to the acquisition and construction of depreciable assets in the last year.  The increase in depreciation for the nine months ended September 30, 2011 was $1,454,000.

The income tax provision for the nine months ended September 30, 2011 is $26,175,000 (an effective income tax rate of 34.6%).  The income tax provision and effective tax rate for the nine months ended September 30, 2011 were favorably impacted by adjustments to unrecognized tax benefits resulting in a decrease in the provision of $45,000 or 0.1% of income before taxes.  The income tax provision and effective tax rate for 2011 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,226,000 or 4.3% of income before taxes in 2011.  The income tax provision for the nine months ended September 30, 2010 was $18,745,000 (an effective tax rate of 33.4%).  The income tax provision and effective tax rate for the nine months ended September 30, 2010 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the provision of $786,000 or 1.4% of income before taxes.  The income tax provision and effective tax rate for the nine months ended 2010 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $3,721,000 or 6.6% of income before taxes in 2010.

Liquidity, Capital Resources, and Financial Condition

Our primary sources of cash include revenues from the operations of our healthcare and senior living facilities, insurance services, management services and accounting services.  Our primary uses of cash include

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

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

	Nine Months Ended September 30		Nine Month Change
	2011	2010	$	%
Cash and cash equivalents at beginning of period	$28,478	$39,022	$(10,544)	(27.0)%

Cash provided from operating activities	53,774	45,799	7,975	17.4%

Cash used in investing activities	(17,782)	(33,684)	15,902	47.2%

Cash used in financing activities	(11,312)	(22,269)	10,957	49.2%

Cash and cash equivalents at end of period	$53,158	$28,868	$24,290	84.1%

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was $53,774,000 as compared to $45,799,000 in the same period last year.  Cash provided by operating activities consisted of net income of $49,546,000, adjustments for non-cash items of $22,596,000, and $18,368,000 used for working capital.  Cash used for working capital primarily consisted of an increase in restricted cash and cash equivalents of $8,027,000, a decrease in accounts receivable of $7,995,000, and a decrease in accrued risk reserves of $8,737,000.

The increase in restricted cash and cash equivalents is from NHC healthcare entities paying insurance premiums into NHC insurance companies, which restrict the cash payment.  The decrease in accounts receivable is primarily from National paying balances related to interim payroll and benefit services outstanding at December 31, 2010.  The decrease in accrued risk reserves is due from the favorable results for the 2011 nine month period.

Investing Activities

 Cash used in investing activities totaled $17,782,000 and $33,684,000 for the nine months ended September 30, 2011 and 2010, respectively.  Cash used for property and equipment additions was $17,881,000 for the nine months ended September 30, 2011 and $18,919,000 in the comparable period in 2010.  For the 2010 nine-month period, cash in the amount of $14,342,000 was used in the May 1, 2010 acquisition of three homecare programs in South Carolina.  Cash provided by net collections of notes receivable was $1,573,000 in 2011 compared to $1,026,000 in 2010. Purchases and sales of restricted marketable securities resulted in a net use of cash of $1,474,000 for the 2011 period compared to $1,449,000 for the 2010 period.

Costs included in property and equipment additions include $3,075,000 for the construction of the 75-unit assisted living community in Columbia, South Carolina and $2,536,000 for the 46-unit assisted living addition to our Franklin, Tennessee community.  Both of the projects were completed in the second quarter of 2011.

Financing Activities

Net cash used in financing activities totaled $11,312,000 for the nine months ended September 30, 2011 compared to $22,269,000 in the same period in 2010.  Cash used for dividend payments to common and preferred stockholders totaled $18,314,000 in the current year period.  In the prior period, cash used for dividend payments to common and preferred stockholders totaled $17,487,000.  In the current period, $7,152,000 of cash was provided by the issuance of common stock.  In the prior period, cash of $5,944,000 was used to repurchase 182,900 shares of common stock.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2011 are as follows (in thousands):

	Total		1 year		1-3 Years		3-5 Years	After 5 Years
Long-term debt – principal	$10,000	$	−	$	−	$	−	$10,000
Long-term debt – interest	1,727		276		553		553	345
Operating leases	345,425		33,700		67,400		67,400	176,925
Total Contractual Cash Obligations	$357,152		$33,976		$67,953		$67,953	$187,270

Other noncurrent liabilities for uncertain tax positions of $4,457,000, attributable to permanent differences, at September 30, 2011 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 12 of the Interim Condensed Consolidated Financial Statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short-term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $53,158,000 at September 30, 2011, marketable securities of $80,089,000 at September 30, 2011 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.  We currently do not have any funds drawn against our revolving credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

Long-term liquidity

Our $75,000,000 revolving credit agreement matures on October 25, 2012.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender that there is any question about renewal, there has been no commitment at this time.  We entered into this loan originally on October 30, 2007, and have renewed the loan four times with one year maturities.  At the inception and at each renewal, the lender offered longer maturities, but the Company chose a one-year maturity because of the terms.  If we are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt and contractual obligations and will be limited in our ability to fund future growth opportunities.

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

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

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

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

Interest Rate Risk

The fair values of our fixed-income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At September 30, 2011, we have available for sale debt securities in the amount of $84.7 million.  The fixed maturity portfolio is comprised of investments with primarily short-term and intermediate-term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet obligations.

As of September 30, 2011, both our long-term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long-term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75.0 million and our outstanding long-term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

Approximately $4.7 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $47,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At September 30, 2011, the fair value of our equity marketable securities is approximately $80.1 million.  Of the $80.1 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $68.7 million, or 85.8%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $8.0 million.  At September 30, 2011, our equity securities had unrealized gains of $52.9 million and unrealized losses of $321,000.  Of the $52.9 million of unrealized gains, $44.0 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 13 of this Form 10–Q.

Item 1A.  Risk Factors.

During the nine months ended September 30, 2011, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2010.

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

September 30, 2011

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 3, 2011	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: November 3, 2011	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)