Form 10-K
period 2011-12-31
NATIONAL HEALTHCARE CORP
filed 2012-02-17
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Yes [x]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).  Large accelerated filer [  ]    Accelerated filer [x]    Non-accelerated filer [  ]   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of Common Stock held by non-affiliates on June 30, 2011 (based on the closing price of such shares on the NYSE Amex) was approximately $363 million.  For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 14, 2012 was 13,862,738.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K:
The Registrant’s definitive proxy statement for its 2012 shareholder’s meeting.

Table of Contents

Part I

ITEM 1.

BUSINESS

3

ITEM 1A.

RISK FACTORS

14

ITEM 1B.

UNRESOLVED STAFF COMMENTS

23

ITEM 2.

PROPERTIES

24

ITEM 3.

LEGAL PROCEEDINGS

29

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES29

ITEM 6.

SELECTED FINANCIAL DATA

32

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS32

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

44

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

46

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE81

ITEM 9A.

CONTROLS AND PROCEDURES

82

ITEM 9B.

OTHER INFORMATION

84

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

84

ITEM 11.

EXECUTIVE COMPENSATION

84

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS84

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

84

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

84

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

85

SIGNATURES

86

PART 1

ITEM 1.  BUSINESS

General Development of Business

National HealthCare Corporation, which we also refer to as NHC or the Company, began business in 1971.   Our principal business is the operation of long-term health care centers with associated assisted living and independent living centers.  Our business activities include providing subacute skilled and intermediate nursing and rehabilitative care, senior living services, home health care services and hospice services.  In addition, we provide management services, accounting and financial services and insurance services to third party owners of health care facilities.  We operate in 11 states, and our owned and leased properties are located primarily in the southeastern United States.

Narrative Description of the Business

Our business is long-term health care services.  At December 31, 2011, we operate or manage 75 longterm health care centers with a total of 9,456 licensed beds.  These numbers include 54 centers with 7,294 beds that we lease or own and 21 centers with 2,162 beds that we manage for others.  Of the 54 leased or owned centers, 34 are leased from National Health Investors, Inc. ("NHI").

Our 17 assisted living centers (13 leased or owned and four managed) have 653 units (575 units leased or owned and 78 units managed).

Our six independent living centers (four leased or owned and two managed) have 485 retirement apartments (338 apartments leased or owned and 147 apartments managed).

We operate 36 homecare programs licensed in three states (Tennessee, South Carolina and Florida) and provided 418,000 homecare patient visits to 14,700 patients in 2011.

We provide hospice services under the name of Solaris Hospice, LLC ("Solaris"), a wholly-owned subsidiary of NHC, in which we operate eight programs located in the state of South Carolina.  We also have a partnership agreement with Caris HealthCare, LP ("Caris") to develop hospice services in selected market locations in Tennessee and Virginia.  With our Solaris Hospice programs and our partnership with Caris, we provide hospice care to over 1,000 patients per day in 25 locations.  At December 31, 2011, we increased our non-controlling ownership interest in Caris from 56.9% to 64.4%.  Effective January 1, 2012, we also contributed our eight Solaris Hospice programs to Caris for an additional non-controlling ownership interest percentage of 2.7%.  The two transactions bring our total non-controlling ownership interest in Caris to 67.1% at January 1, 2012.

We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units, subacute nursing units and a number of in-house pharmacies.  Similar specialty units are under consideration at a number of our centers, as well as free standing projects.

Long-Term Care Services and Net Operating Revenues. Health care services we provide include a comprehensive range of services.  In fiscal 2011, 92.5% of our net operating revenues were derived from such health care services.  Highlights of health care services activities during 2011 were as follows:

A.

Long-Term Health Care Centers.  The most significant portion of our business and the base for our other long-term health care services is the operation of our skilled nursing centers.  In our centers, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day.  In addition, our centers provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services.  We own or lease and operate 54 long-term health care centers as of December 31, 2011. We manage 21 centers for third party owners.  Revenues from the 54 centers we own or lease are reported as net patient revenues in our financial statements.  Management fee income is recorded as other revenues from the 21 facilities that we manage.  We generally charge 6% to 7% of facility net revenues for our management services.  Average occupancy in long-term health care centers we operate was 90.6% during the year ended December 31, 2011.

B.

Rehabilitative Services.  We provide therapy services through Professional Health Services, a division of NHC.  Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities.  We maintained a rehabilitation staff of over 1,000 highly trained, professional therapists in 2011.  The majority of our rehabilitative services are for patients in our owned and managed long-term care centers.  However, we also provide services to over 80 additional health care providers.  Our rates for these services are competitive with other market rates.

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

D.

Managed Care Contracts.  We operate five regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of our owned and managed centers.  Managed care patient days were 143,223 in 2011, 116,973 in 2010, and 113,675 in 2009.

E.

Assisted Living Centers.  Our assisted living centers are dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities.  We own or lease 13 and manage four assisted living centers.  Of these 17 centers, 11 are located within the physical structure of a skilled nursing center or retirement center and six are freestanding.  In 2011, the rate of occupancy was 84.7%.  Certificates of Need are not required to build these projects and we believe that overbuilding has occurred in some of our markets.

F.

Retirement Centers.  Our four owned or leased and two managed retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas.  In most cases, retirement centers also include longterm health care facilities, either in contiguous or adjacent licensed health care centers.  Charges for services are paid from private sources without assistance from governmental programs.  Retirement centers may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need such as is required for health care centers.  We have, in several cases, developed retirement centers adjacent to our health care properties with an initial construction of 40 to 80 units and which units are rented by the month;

thus these centers offer an expansion of our continuum of care.  We believe these retirement units offer a positive marketing aspect of our health care centers.

We have one owned retirement center which is a "continuing care community", where the resident pays a substantial endowment fee and a monthly maintenance fee.  The resident then receives a full range of services  including nursing home care  without additional charge.

G.

Homecare Programs.  Our home health care programs (we call them homecare) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities.  Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies.  Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment.  NHC operates 36 homecare licensed and Medicare-certified offices in three states (Tennessee, South Carolina, and Florida) and some of our homecare patients are previously discharged from our long-term health care centers.  Medicare reimbursement for homecare services is paid under a prospective payment system.  Under this payment system, we receive a prospectively determined amount per patient per 60 day episode as defined by Medicare guidelines.  Medicare episodes remained steady at 20,100 in 2011 and 2010.  Patients served increased from 14,500 in 2010 to 14,700 in 2011.  Visits decreased from 435,100 in 2010 to 418,000 in 2011.

H.

Hospice.  Hospice services provide for the physical, spiritual and psychosocial needs of individuals facing a life-limiting illness. Resources including palliative and clinical care, education, spiritual, counseling and other services take into consideration both the needs of patients and the needs of family members.  With our Solaris Hospice programs and our partnership with Caris, we provide hospice care to over 1,000 patients per day in 25 locations.

I.

Pharmacy Operations.  At December 31, 2011, we operated four regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina, and one in Missouri).  These pharmacy operations use a central location to supply (on a separate contractual basis) pharmaceutical services (consulting and medications) and supplies.  Regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.  Our regional pharmacies currently serve 48 owned facilities, seven managed facilities, and 13 trade entities.

Other Revenues.  We generate revenues from insurance services to our managed centers, from management, accounting and financial services to third party owners of healthcare facilities and from rental income.  In fiscal 2011, 7.5% of our net operating revenues were derived from such other sources.  The significant sources of our other revenues are described as follows:

A.

Insurance Services.  NHC owns a Tennessee domestic licensed insurance company.  The company is licensed in several states and provides workers’ compensation coverage to the majority of NHC operated and managed facilities in addition to other nursing homes, assisted living and retirement centers.  A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC’s owned and managed centers.  This company elects to be taxed as a domestic subsidiary.  We also self-insure our employees’ (referred to as "partners") health insurance benefit program at a cost we believe is less than a commercially obtained policy.  Finally, we operate a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies.  NHC’s revenues from insurance services totaled $15,657,000 in 2011.

B.

Management, Accounting and Financial Services.  We provide management services to long-term health care centers, assisted living centers and independent living centers operated by third party owners.  We typically charge 6% to 7% of the managed centers’ revenues as a fee for these services.  Additionally, we provide accounting and financial services to other long-term care or related types of entities for small operators or not-for-profit entities.  No management services are provided for entities in which we provide accounting and financial services.  As of December 31, 2011, we perform management services for 27 centers and accounting and financial services for 28 centers.  NHC’s revenues from management, accounting and financial services totaled $21,510,000 in 2011.

C.

Rental Income.  The healthcare properties currently owned and leased to third party operators include nine skilled nursing facilities and four assisted living communities.  Effective January 1, 2011, we renewed the rental agreements with the third party operators.  The renewed agreements continue for a five-year period ending on December 31, 2015.

Non-Operating Income.  We generate non-operating income from equity in earnings of unconsolidated investments, from dividends and other realized gains and losses on marketable securities, interest income, and other miscellaneous non-operating income.  The significant source of non-operating income is described as follows:

A.

Equity in Earnings of Unconsolidated Investments.  Earnings from investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  Our most significant equity method investment is a 64.4% non-controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Caris currently has sixteen locations in Tennessee and one location in Virginia.

Development and Growth

We are undertaking to expand our long-term care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Hospice	Acquisition	133 ADC	Aiken, Charleston, Columbia, Myrtle Beach and Sumter, SC	January, 2009
Skilled Nursing	New Facility	120 Beds	Bluffton, SC	January, 2010
Assisted Living	New Facility	45 Units	Mauldin, SC	March, 2010
Homecare	Acquisition	353 ADC	Columbia, Rock Hill, and Summerville, SC	May, 2010
Skilled Nursing	Acquisition	120 Beds	Macon, MO	December, 2010
Skilled Nursing	Acquisition	120 Beds	Osage Beach, MO	December, 2010
Skilled Nursing	Acquisition	120 Beds	Springfield, MO	December, 2010
Assisted Living	New Facility	75 Units	Columbia, SC	May, 2011
Assisted Living	Addition	46 Units	Franklin, TN	June, 2011
Hospice	Acquisition	Additional 7.5% interest in Caris HealthCare LP	Knoxville, TN	December, 2011

Also, in 2012, we expect to begin construction on a 90-bed skilled nursing facility in Tullahoma, Tennessee, a 92-bed skilled nursing facility in Hendersonville, Tennessee and a 50-bed skilled nursing addition to NHC Lexington in Lexington, SC.

LongTerm Health Care Centers

The health care centers operated by our subsidiaries provide inpatient skilled and intermediate nursing care services and inpatient and outpatient rehabilitation services.  Skilled nursing care consists of 24hour nursing service by registered or licensed practical nurses and related medical services prescribed by the patient's physician.  Intermediate nursing care consists of similar services on a less intensive basis principally provided by nonlicensed personnel.  These distinctions are generally found in the longterm health care industry although for Medicaid reimbursement purposes, some states in which we operate have additional classifications, while in other states the Medicaid rate is the same regardless of patient classification.  Rehabilitative services consist of physical, speech, and occupational therapies, which are designed to aid the patient's recovery and enable the patient to resume normal activities.

Each health care center has a licensed administrator responsible for supervising daily activities, and larger centers have assistant administrators.  All have medical directors, a director of nurses and fulltime registered nurse coverage.  All centers provide physical therapy and most have other rehabilitative programs, such as occupational or speech therapy.  Each facility is located near at least one hospital and is qualified to accept patients discharged from such hospitals.  Each center has a full dining room, kitchen, treatment and examining room, emergency lighting system, and sprinkler system where required.  Management believes that all centers are in compliance with the existing fire and life safety codes.

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

We provide management services to centers operated under management contracts and offsite accounting and financial services to other third party owners, all pursuant to separate contracts.  The term of each contract and the amount of the management fee or accounting and financial services fee is determined on a casebycase basis.  Typically, we charge 6% to 7% of net revenues of the managed centers for our management contracts and specific item fees for our accounting and financial service agreements. The initial terms of the contracts range from two years to ten years.  In certain contracts, we maintain a right of first refusal should the owner desire to sell a managed center.

Long-Term Care Center Occupancy Rates

The following table shows certain information relating to occupancy rates for our owned and leased longterm health care centers:

	Year Ended December 31,
	2011	2010	2009
Overall census	90.6%	92.0%	92.0%

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

Certain groups of patients receive funds to pay the cost of their care from a common source.  The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2011	2010	2009
Medicare	44%	42%	41%
Private Pay, VA and Other	30%	31%	31%
Medicaid/Intermediate	19%	19%	20%
Medicaid/Skilled	7%	8%	8%
Total	100%	100%	100%

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

We attempt to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing the marketing of those services through market areas and "Managed Care Offices", of which five were open at December 31, 2011.  These services are designed to speed the patient's recovery and allow the patient to return home as soon as it is practical.  In addition to educating physicians and patients to the advantages of the rehabilitative services, we have also implemented incentive programs which provide for the payment of bonuses to our regional and center personnel if they are able to achieve private and Medicare goals at their centers.

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

Private pay, VA and other sources include commercial insurance, individual patient funds, managed care plans and the Veterans Administration. Although payment rates vary among these sources, market forces and costs largely determine these rates.  Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts.

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

Regulation and Licenses

Health care is an area of extensive regulatory oversight and frequent regulatory change. The federal government and the states in which we operate regulate various aspects of our business. These regulatory bodies, among other things, require us annually to license our skilled nursing facilities, assisted living facilities in some states and other health care businesses, including home health and hospice agencies. In particular, to operate nursing facilities and provide health care services we must comply with federal, state and local laws relating to the delivery and adequacy of medical care, distribution of  pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, building codes and environmental protection.

Governmental and other authorities periodically inspect our skilled nursing facilities and home health and hospice agencies to assure that we continue to comply with their various standards. We must pass these inspections to continue our licensing under state law, to obtain certification under the Medicare and Medicaid programs, and to continue our participation in the Veterans Administration program. We can only participate in other third-party programs if our facilities pass these inspections. In addition, these authorities inspect our record keeping and inventory control.

From time to time, we, like others in the health care industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action, and may impose civil money penalties and/or other operating restrictions. If our skilled nursing facilities and home health and hospice agencies fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare and Medicaid provider and/or lose our licenses.

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

In all states in which we operate, before a long-term care facility can make a capital expenditure exceeding certain specified amounts or construct any new longterm health care beds, approval of the state health care regulatory agency or agencies must be obtained and a Certificate of Need issued.  The appropriate state health planning agency must determine that a need for the new beds or expenditure exists before a Certificate of Need can be issued.  A Certificate of Need is generally issued for a specific maximum amount of expenditure and the project must be completed within a specific time period.  There is no advance assurance that we will be able to obtain a certificate of need in any particular instance.  In some states, approval is also necessary in order to purchase existing health care beds, although the purchaser is normally permitted to avoid a full scale certificate of need application procedure by giving advance written notice of the acquisition and giving written assurance to the state regulatory agency that the change of ownership will not result in a change in the number of beds, services offered and, in some cases, reimbursement rates at the facility.

While there are currently no significant legislative proposals to eliminate certificates of need pending in the states in which we do business, deregulation in the certificate of need area would likely result in increased competition among nursing home companies and could adversely affect occupancy rates and the supply of licensed and certified personnel.

Medicare and Medicaid Participation

All health care centers, owned, leased or managed by us are certified to participate in Medicare.  Health care centers participating in Medicare are known as SNFs (Skilled Nursing Facilities).  All but six of our affiliated nursing centers participate in Medicaid.  All of our homecares (Home health agencies) and hospice agencies participate in Medicare which comprises over 90% of their respective revenue.  Homecares and hospice agencies also participate in Medicaid.

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

Certifications and Participation Requirements; Efforts to Impose Reduced Payments

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs.  Failure to obtain and maintain Medicare and Medicaid certification at our nursing centers would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue.  In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients.  Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.  For the fiscal year ended December 31, 2011, we derived 44% and 26% of our net patient revenues from the Medicare and Medicaid programs, respectively.  Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our profitability.  We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations.  No assurance can be given that such reforms will not have a material adverse effect on us.

Medicare Legislation and Regulations

Federal Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which represents significant changes to the current U.S. health care system (collectively the "Acts"). The Acts affect aging services providers, our partners (employees) and our patients and residents in a multitude of ways.  We have evaluated the provisions of the Acts and anticipate many of the provisions may be subject to further clarification and modification through the rule-making process.  It is uncertain at this time the effect the modifications will have on our future results of operations or cash flows.

In December 2010, President Obama signed into law the Medicare and Medicaid Extenders Act (“MMEA”).  This legislation affects numerous health care providers and makes several important technical corrections to the health reform laws enacted earlier in 2010.  An important item provided for in the MMEA legislation was for an immediate and retroactive updated methodology (Resource Utilization Group – Version Four, “RUG-IV”) for determining Medicare payment rates to skilled nursing centers.  The MMEA allowed skilled nursing center rates determined by RUG-IV to be applied as of October 1, 2010.

In August 2011 and pursuant to the Budget Control Act of 2011, Congress created a 12-member bipartisan committee called the Joint Select Committee on Deficit Reduction, or the Joint Committee.  The Joint Committee was charged with issuing a formal recommendation by November 23, 2011 on how to reduce the federal deficit by at least $1.5 trillion over the next ten years.  The Committee concluded their work in November and was not able to reach a bipartisan agreement before the Committee’s deadline period.  This failure by the Committee is scheduled to trigger automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers.  We are unable to predict the financial impact, if enacted, of the automatic payments cuts beginning in 2013.  However, such impact may be adverse and material to our future results of operations and cash flows.

Skilled Nursing Facilities (SNFs)

SNF PPS - Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System ("SNF PPS").  PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally increased or decreased each October when the federal fiscal year begins.  The acuity classification system is named RUGs (Resource Utilization Groups IV).  There are currently 67 classifications of RUG groups.

On July 29, 2011, Centers for Medicare and Medicaid Services ("CMS") issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS's fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS's fiscal year 2011 (which ended September 30, 2011).  The 11.1% reduction is on a net basis, after the application of a 2.7% market basket increase less a 1.0% multi-factor productivity adjustment required by the PPACA.  The final CMS rule also adjusts the method by which group therapy is counted for reimbursement purposes, and changes the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.  We anticipate that, assuming other factors remain constant, CMS's reduced reimbursement rates and other changes effective for its fiscal year 2012 will have a significant and adverse effect on our results of operations when compared to the periods in CMS's fiscal year 2011.  We estimate the resulting decrease in revenue from the fiscal year 2012 Medicare rate changes will be approximately $24,000,000 annually, or $6,000,000 per quarter.  Furthermore, changes in government requirements for providing therapy services are estimated to increase our operating costs by approximately $6,000,000 annually, or $1,500,000 per quarter.  The effect of the rate changes on our revenues is dependent upon our census and the mix of our patients at the recalibrated PPS pay rates.  We are examining cost saving measures to help mitigate a portion of the revenue decrease and cost increase, but we are also committed to maintaining the quality of care to our patients. The PPS rates had a net market basket increase of 2.3% in 2010 and a net market basket decrease of 1.1% in 2009.

Homecares (HHAs)

HH PPS - Medicare is uniform nationwide and reimburses homecares under a fixed payment methodology named the Home Health Prospective Payment System ("HH PPS").  Generally, Medicare makes payments under the HH PPS on the basis of a national standardized 60day episode payment, adjusted for case mix and geographical wage index. Payment rates are updated at the beginning of each calendar year.  The acuity classification system is named HHRGs (Home Health Resource Groups).

In January 2011, we received a decrease in the overall HH PPS base rate of 5.2%.  On October 31, 2011 and effective January 1, 2012, CMS issued a final ruling which stated an approximate 2.4% rate reduction from the 2011 HH PPS rates.  The 2.4% rate reduction will impact individual providers unevenly.  CMS finalized significant changes by eliminating hypertension as a factor in the calculation, reducing the weights on therapy episodes, and increasing weights on non-therapy episodes.    Providers with high volume of therapy cases could see greater net rate reductions while others with non-therapy patients may see a negligible overall reduction in revenue or a slight increase.  We estimate the effect of the revenue decrease for NHC homecare programs to be approximately $2,600,000 annually, or $650,000 per quarter.

Hospice

Medicare is uniform nationwide and reimburses hospice care by one of four predetermined daily or hourly rates based on the level of care we furnish to the beneficiary.  These rates are subject to annual adjustments based on inflation and geographic wage considerations.  Effective October 1, 2011, hospice agencies received Medicare payments which represented a 2.5% increase over the fiscal year 2011 payment rates.

Medicaid Legislation and Regulations

Skilled Nursing Facilities (SNF)

State Medicaid plans subject to budget constraints are of particular concern to us given the repeal of the Boren Amendment by the Balance Budget Act of 1997.  The Boren Amendment provided fair reimbursement protection to nursing facilities.  Changes in federal funding and pressure on certain provider taxes coupled with state budget problems have produced an uncertain environment.  Industry studies predict the Medicaid crisis will continue with a state required contribution to Medicare Part D and anticipated budget deficits.  States will more likely than not be unable to keep pace with nursing center inflation.  States are under pressure to pursue other alternatives to long term care such as community and homebased services.

No rate increases or decreases were implemented for the fiscal years beginning July 1, 2011 for Medicaid programs in the states of Tennessee and Missouri.  Tennessee, however, has announced that it will implement a 4.25% rate reduction beginning January 1, 2012.  We estimate the resulting decrease in revenue in Tennessee will be approximately $2,600,000 annually, or $650,000 per quarter.

On April 7, 2011, effectively immediately, South Carolina implemented a three percent Medicaid rate reduction.  We estimate the resulting decrease in revenue is approximately $1,480,000 annually, or $370,000 per quarter.

Competition

In most of the communities in which we operate health care centers, there are other health care centers with which we compete.  We own, lease or manage (through subsidiaries) 75 long-term health care facilities located in 10 states.  Each of these states are certificate of need states which generally requires the state to approve the opening of any new long-term health care facilities.  There are hundreds of operators of long-term health care facilities in each of these states and no single operator, including us, dominates any of these state’s long-term health care markets, except for some small rural markets which might have only one long-term health care facility.  In competing for patients and staff with these centers, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations.  The reputation in the community and the physical appearance of our health care centers are important in obtaining patients, since members of the patient’s family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital.  We believe that by providing and emphasizing rehabilitative as well as skilled care services at our centers, we are able to broaden our patient base and to differentiate our centers from competing health care centers.

Our homecares compete with other home health agencies (HHA’s) in most communities we serve.  Competition occurs for patients and employees.  Our homecares depend on hospital and physician referrals and reputation in order to maintain a healthy census.

As we expand into the assisted living market, we monitor proposed or existing competing assisted living centers.  Our development goal is to link our health care centers with our assisted living centers, thereby obtaining a competitive advantage for both.

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and nonprofessional employees.  In order to enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs.  We support the Foundation for Geriatric Education.  We also conduct an "Administrator in Training" course, 24 months in duration, for the professional training of administrators.  Presently, we have two fulltime individuals in this program.   Four of our six regional vice presidents and 48 of our 75 health care center administrators are graduates of this program.

We experience competition in providing management and accounting services to other long-term health care providers.  Those services are provided primarily to owners with whom we have had previous involvement through ownership or leasing arrangements.  Our insurance services are provided primarily to centers for which we also provide management and/or accounting services.

Our employee benefit package offers a tuition reimbursement program.  The goal of the program is to insure a well-trained qualified work force to meet future demands.  While the program is offered to all disciplines, special emphasis has been placed on supporting students in nursing and physical therapy programs.  Students are reimbursed at the end of each semester after presenting tuition receipts and grades to management.  The program has been successful in providing a means for many bright students to pursue a formal education.

Employees

As of December 31, 2011, our Administrative Services Contractor plus our managed centers had approximately 12,670 full and part time employees, who we call "Partners".  No employees are represented by a bargaining unit.  We believe our current relations with our employees are good.

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

Risks Relating to Our Company

We depend on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from such payors may be reduced.  We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs.  For the year ended December 31, 2011, we derived approximately 70% of our net patient revenues from the Medicare, Medicaid and other government programs.  Third-party payor programs are highly regulated and are subject to frequent and substantial changes.  Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins.  Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits.  Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary.  There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers.  In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance.  We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors.  Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations.  It is possible that the effects of further refinements to PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations.  See Item 1, "Business – Regulation and Licenses" and "Medicare Legislation and Regulations" and "Medicaid Legislation and Regulations".

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

We are required to comply with laws governing the transmission and privacy of health information.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards for the exchange of health information within our Company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, unique identifiers for providers, employers, health plans and individuals, and security, privacy and enforcement.  If we are found to be in violation of the privacy or security rules under HIPAA or other federal or state laws protecting the confidentiality of patient health information, we could be subject to criminal penalties and civil sanctions, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial position, results of operations and liquidity.

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

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. We provide management and/or financial services to health care centers, assisting living centers and independent living centers owned by third parties.  At December 31, 2011, we perform management services (which include financial services) for 27 such centers and accounting and financial services for an additional 28 such centers.  The "Risk Factors" contained herein as applying to us may in many instances apply equally to these other entities for which we provide services.  We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities.  Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

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

Our senior management team has extensive experience in the healthcare industry.  We believe they have been instrumental in guiding our business, instituting valuable performance and quality monitoring, and driving innovation.  Accordingly, our future performance is substantially dependent upon the continued services of our senior management team.  The loss of the services of any of these persons could have a material adverse effect upon us.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2011, we leased or owned 54 skilled nursing centers, 17 assisted living centers, and six independent living centers.  Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment.  Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers.  We are undertaking a process to allocate more aggressively capital spending within our owned and leased centers in an effort to address issues that arise in connection with an aging physical plant.

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

We depend on the proper function and availability of our information systems.  We are dependent on the proper function and availability of our information systems.  Though we have taken steps to protect the safety and security of our information systems and the data maintained within those systems, there can be no assurance that our safety and security measures and disaster recovery plan will prevent damage or interruption of our systems and operations and we may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems.  Failure to maintain proper function and availability of our information systems could have a material adverse effect on our business, financial position, results of operations and liquidity.

In addition, certain software supporting our business and information systems are licensed to us by independent software developers.  Our inability, or the inability of these developers, to continue to maintain and upgrade our information systems and software could disrupt or reduce the efficiency of our operations.  In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations and could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Possible changes in the case mix of patients as well as payor mix and payment methodologies may significantly affect our profitability.  The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our facilities, the mix of patients and the rates of reimbursement among payors. Likewise, reimbursement for therapy services will vary based upon payor and payment methodologies.  Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid will significantly affect our profitability. Particularly, any significant increase in our Medicaid population could have a material adverse effect on our financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

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

The performances of our fixed-income and our equity investment portfolios are subject to a variety of investment risks.  Our investment portfolios are comprised principally of fixed-income securities and common equities.  Our fixed-income portfolio is actively managed by an investment group and includes short-term investments and fixed-maturity securities.  The performances of our fixed-income and our equity portfolios are subject to a number of risks, including:

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

Disasters and similar events may seriously harm our business.  Natural and man-made disasters and similar events, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes and wildfires, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our patients and our business.  In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at our facilities.  If the delivery of goods or the ability of employees to reach our facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our business.  Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients.  The impact of disasters and similar events is inherently uncertain.  Such events could harm our patients and employees, severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.

Our stock price is volatile and fluctuations in our operating results, quarterly earnings and other factors may result in declines in the price of our common stock.  Equity markets are prone to, and in the last few years have experienced, extreme price and volume fluctuations.  Volatility over the past few years has had a significant impact on the market price of securities issued by many companies, including us and other companies in the healthcare industry.  If we are unable to operate our businesses as profitably as we have in the past or as our stockholders expect us to in the future, the market price of our common stock will likely decline as stockholders could sell shares of our common stock when it becomes apparent that the market expectations may not be realized.  In addition to our operating results, many economic and other factors beyond our control could have an adverse effect on the price of our common stock including:

•

general economic conditions;

•

developments generally affecting the healthcare industry;

•

strategic actions, such as acquisitions or restructurings, or the introduction of new services by us or our competitors;

•

new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•

litigation and governmental investigations;

•

changes accounting standards, policies, guidance, interpretations or principles;

•

investor perceptions of us and our business;

•

actions by institutional or other large stockholders;

•

quarterly variations in operating results;

•

changes in financial estimates and recommendations by securities analysts;

•

press releases or negative publicity relating to our competitors or us or relating to trends in healthcare;

•

sales of stock by insiders;

•

natural disasters, terrorist attacks and pandemics

•

additions or departures of key personnel; and

•

our results of operations, financial performance and future prospects.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Long-Term Health Care Centers

State	City	Center Name	Affiliation	Total Beds	Joined NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	1973
	Moulton	NHC HealthCare, Moulton	Leased(1)	136	1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135	1989
	Rossville	NHC HealthCare, Rossville	Leased(1)	112	1971

Kansas	Chanute	Chanute HealthCare Center	Managed	77	2001
	Council Grove	Council Grove HealthCare Center	Managed	80	2001
	Haysville	Haysville HealthCare Center	Managed	119	2001
	Larned	Larned HealthCare Center	Managed	80	2001
	Sedgwick	Sedgwick HealthCare Center	Managed	62	2001

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194	1971
	Madisonville	NHC HealthCare, Madisonville	Leased(1)	94	1973

Massachusetts	Greenfield	Buckley-Greenfield Health Care Center	Managed	120	1999
	Holyoke	Holyoke Health Care Center	Managed	102	1999
	Quincy	John Adams Health Care Center	Managed	71	1999
	Taunton	Longmeadow of Taunton	Managed	100	1999

Missouri	Columbia	Columbia HealthCare Center	Managed	97	2001
	Desloge	NHC HealthCare, Desloge	Leased(1)	120	1982
	Joplin	NHC HealthCare, Joplin	Leased(1)	126	1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170	1982
	Macon	Macon Health Care Center	Owned	120	1982
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	120	1982
	St. Charles	Charlevoix HealthCare Center	Managed	142	2001
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120	1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	1987
	Springfield	Springfield Rehabilitation and Health Care Center	Leased	120	1982
	Town & Country	NHC HealthCare, Town & Country	Owned	200	2001
	West Plains	NHC HealthCare, West Plains	Owned	120	1982

New Hampshire	Epsom	Epsom Health Care Center	Managed	108	1999
	Manchester	Maple Leaf Health Care Center	Managed	114	1999
	Manchester	Villa Crest Health Care Center	Managed	126	1999

Long-Term Health Care Centers
(continued)
State	City	Center Name	Affiliation	Total Beds	Joined NHC
South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290	1973
	Bluffton	NHC HealthCare, Bluffton	Owned	120	2010
	Charleston	NHC HealthCare, Charleston	Owned	88	2009
	Clinton	NHC HealthCare, Clinton	Owned	131	1993
	Columbia	NHC HealthCare, Parklane	Owned	180	1997
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152	1973
	Greenville	NHC HealthCare, Greenville	Owned	176	1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176	1973
	Lexington	NHC HealthCare, Lexington	Owned	120	1994
	Mauldin	NHC HealthCare, Mauldin	Owned	180	1997
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148	1992
	North Augusta	NHC HealthCare, North Augusta	Owned	192	1991
	Sumter	NHC HealthCare, Sumter	Managed	138	1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98	1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	1971
	Columbia	Maury Regional Hospital	Managed	20	1996
	Columbia	NHC HealthCare, Columbia	Leased(1)	106	1973
	Columbia	NHC HealthCare, Hillview	Leased(1)	92	1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94	1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191	1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120	1976
	Farragut	NHC HealthCare, Farragut	Owned	90	1998
	Franklin	NHC Place, Cool Springs	Owned	180	2004
	Franklin	NHC HealthCare, Franklin	Leased(1)	80	1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	1971
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	172	1977
	Knoxville	Holston Health & Rehabilitation Center	Owned	109	2009
	Knoxville	NHC HealthCare, Knoxville	Leased(1)	139	1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96	1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60	1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100	1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60	1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150	1971
	Milan	NHC HealthCare, Milan	Leased(1)	122	1971
	Murfreesboro	AdamsPlace	Owned	90	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	1974
	Nashville	The Health Center of Richland Place	Managed	107	1992
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128	1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102	1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72	1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	120	1975
	Springfield	NHC HealthCare, Springfield	Leased(1)	107	1973

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120	1973

Assisted Living Units

State	City	Center	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Kansas	Larned	Larned Health Care Center	Managed	19
	Haysville	Haysville Health Care Center	Managed	6

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26

New Hampshire	Manchester	Villa Crest Assisted Living	Managed	29

South Carolina	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Franklin	NHC Place, Cool Springs	Owned	89
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	2
	Murfreesboro	AdamsPlace	Owned	83
	Nashville	Richland Place	Managed	24
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units	Est.
Kansas	Larned	Larned HealthCare Center	Managed	10	2001

Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152	1984

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30	1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63	1987
	Murfreesboro	AdamsPlace	Owned	93	1997
	Nashville	Richland Place Retirement Apts.	Managed	137	1993

Homecare Programs

State	City	Homecare Programs	Affiliation	Est.
Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned	1994
	Chipley	NHC HomeCare of Chipley	Owned	1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned	1994
	Marianna	NHC HomeCare of Marianna	Owned	1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned	1999
	Ocala	NHC HomeCare of Ocala	Owned	1996
	Panama City	NHC HomeCare of Panama City	Owned	1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned	1994
	Quincy	NHC HomeCare of Quincy	Owned	1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned	1997

South Carolina	Aiken	NHC HomeCare of Aiken	Owned	1996
	Greenville	NHC HomeCare of Greenville	Owned	2007
	Greenwood	NHC HomeCare of Greenwood	Owned	1996
	Laurens	NHC HomeCare of Laurens	Owned	1996
	Rock Hill	NHC HomeCare of Piedmont	Owned	2010
	Summerville	NHC HomeCare of Low Country	Owned	2010
	West Columbia	NHC HomeCare of Midlands	Owned	2010

Tennessee	Athens	NHC HomeCare of Athens	Owned	1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned	1985
	Columbia	NHC HomeCare of Columbia	Owned	1977
	Cookeville	NHC HomeCare of Cookeville	Owned	1976
	Dickson	NHC HomeCare of Dickson	Owned	1977
	Franklin	NHC HomeCare of Franklin	Owned	2007
	Hendersonville	NHC HomeCare of Hendersonville	Owned	2010
	Johnson City	NHC HomeCare of Johnson City	Owned	1978
	Knoxville	NHC HomeCare of Knoxville	Owned	1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned	1977
	Lebanon	NHC HomeCare of Lebanon	Owned	1997
	Lewisburg	NHC HomeCare of Lewisburg	Owned	1977
	McMinnville	NHC HomeCare of McMinnville	Owned	1976
	Milan	NHC HomeCare of Milan	Owned	1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned	1976
	Pulaski	NHC HomeCare of Pulaski	Owned	1985
	Somerville	NHC HomeCare of Somerville	Owned	1983
	Sparta	NHC HomeCare of Sparta	Owned	1984
	Springfield	NHC HomeCare of Springfield	Owned	1984

Hospice Programs

State	City	Hospice Programs	Affiliation	Est.
South Carolina	Aiken	Solaris Hospice – Aiken	Owned	2010
	Anderson	Solaris Hospice – Anderson	Owned	2009
	Charleston	Solaris Hospice – Charleston	Owned	2010
	Columbia	Solaris Hospice – Columbia	Owned	2010
	Greenville	Solaris Hospice – Greenville	Owned	2009
	Greenwood	Solaris Hospice – Greenwood	Owned	2011
	Myrtle Beach	Solaris Hospice – Myrtle Beach	Owned	2010
	Sumter	Solaris Hospice – Sumter	Owned	2010

Tennessee	Athens	Caris Healthcare – Athens	Caris	2006
	Chattanooga	Caris Healthcare – Chattanooga	Caris	2005
	Columbia	Caris Healthcare – Columbia	Caris	2004
	Cookeville	Caris Healthcare – Cookeville	Caris	2004
	Crossville	Caris Healthcare – Crossville	Caris	2010
	Dickson	Caris Healthcare – Dickson	Caris	2007
	Greenville	Caris Healthcare – Greenville	Caris	2007
	Johnson City	Caris Healthcare – Johnson City	Caris	2004
	Knoxville	Caris Healthcare – Knoxville	Caris	2004
	Lenoir City	Caris Healthcare – Lenoir City	Caris	2009
	Milan	Caris Healthcare – Milan	Caris	2004
	Murfreesboro	Caris Healthcare – Murfreesboro	Caris	2005
	Nashville	Caris Healthcare – Nashville	Caris	2004
	Sevierville	Caris Healthcare – Sevierville	Caris	2007
	Somerville	Caris Healthcare – Somerville	Caris	2005
	Springfield	Caris Healthcare – Springfield	Caris	2006

Virginia	Bristol	Caris Healthcare – Bristol	Caris	2011

(1)Leased from NHI

(2)NHC HealthCare/Fort Sanders is owned by a separate limited partnership.  The Company owns approximately 25% of the partnership interest in Fort Sanders.

Healthcare Facilities Leased to Others

The following table includes certain information regarding Healthcare Facilities which are owned by us and leased to others:

Name of Facility	Location	No. of Beds
Long-Term Care
The Aristocrat	Naples, FL	60
The Health Center at Coconut Creek	Coconut Creek, FL	120
The Health Center of Daytona Beach	Daytona Beach, FL	73
The Imperial Health Care Center	Naples, FL	113
The Health Center of Windermere	Orlando, FL	120
Charlotte Harbor Health Care Center	Port Charlotte, FL	180
The Health Center at Standifer Place	Chattanooga, TN	544
The Health Center of Lake City	Lake City, FL	120
The Health Center of Pensacola	Pensacola, FL	180
Assisted Living
The Place at Vero Beach	Vero Beach, FL	135
The Place at Merritt Island	Merritt Island, FL	95
The Place at Stuart	Stuart, FL	100
Standifer Place Assisted Living	Chattanooga, TN	49

ITEM 3.  LEGAL PROCEEDINGS

General and Professional Liability Lawsuits and Insurance

The long term care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2011, we and/or our managed centers are currently defendants in 30 such claims covering the years 2005 through December 31, 2011.

In 2002, due to the unavailability and/or prohibitive cost of third-party professional liability insurance coverage, we established and capitalized a wholly-owned licensed liability insurance company incorporated in the Cayman Island, for the purpose of managing our losses related to these risks.  Thus, since 2002, insurance coverage for incidents occurring at all NHC owned providers, and most providers managed by us, is provided through this wholly-owned insurance company.

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly-owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005-2007, $9.0 million annual excess in the aggregate for years 2008-2010 and $4.0 million excess per occurrence for 2011.

Beginning in 2008 and continuing through 2011, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly-owned captive insurance company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of National HealthCare Corporation are listed on the NYSE Amex exchange under the symbol NHC.  NHC was previously listed on the American Stock Exchange until its acquisition by NYSE in October 2009.  The closing price for the NHC common shares on February 14, 2012 was $45.91.  On December 31, 2011, NHC had approximately 5,600 stockholders, comprised of approximately 2,200 stockholders of record and an additional 3,400 stockholders indicated by security position listings.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC's common shares.

	Stock Prices		Cash Dividends Declared
	High	Low
2011
1st Quarter	$48.20	$42.50	$.28
2nd Quarter	49.88	43.30	.30
3rd Quarter	53.08	30.00	.30
4th Quarter	44.82	29.97	.30

2010
1st Quarter	$38.20	$34.61	$.26
2nd Quarter	36.25	33.02	.28
3rd Quarter	37.18	33.51	.28
4th Quarter	47.99	35.76	.28

At December 31, 2011, there are no publicly announced programs to repurchase our common stock.  On August 10, 2010, NHC repurchased 182,900 shares of its common stock at a price of $32.50 per share.  There were no repurchases of our common stock in 2011.

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

	Stock Prices		Cash Dividends Declared
	High	Low
2011
1st Quarter	$15.04	$12.73	$.20
2nd Quarter	15.52	14.40	.20
3rd Quarter	15.85	12.50	.20
4th Quarter	14.10	13.25	.20

2010
1st Quarter	$13.25	$11.10	$.20
2nd Quarter	13.15	12.00	.20
3rd Quarter	14.59	10.44	.20
4th Quarter	15.01	12.63	.20

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,482,077	46.92	564,048
Equity compensation plans not approved by security holders	–	–	–
Total	1,482,077	46.92	564,048

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2006 through December 31, 2011 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index").  Cumulative total stockholder return assumes the reinvestment of all dividends.  Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulative Total Return

$110
$100
$90
$80
$70
$60
$50
Dollars
2006
2007
2008
2009
2010
2011

	2006	2007	2008	2009	2010	2011
NHC	$100	$95	$95	$70	$92	$85
S & P 500	$100	$104	$64	$79	$89	$91
S & P Health Care Index	$100	$105	$80	$93	$94	$103

ITEM 6.  SELECTED FINANCIAL DATA

The following table represents selected financial information for the five years ended December 31, 2011.  The data for 2011, 2010 and 2009 has been derived from financial statements included elsewhere in this Form 10K and should be read in conjunction with those financial statements, accompanying footnotes and Management’s Discussion and Analysis.

	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007(1)(2)
	(in thousands, except per share data)
Operating Data:
Net operating revenues	$773,537	$720,653	$673,202	$637,875	$579,360
Total costs and expenses	(696,191)	(663,026)	(622,330)	(600,323)	(525,800)
Non-operating income	20,533	23,340	16,784	15,735	18,674
Income before income taxes	97,879	80,967	67,656	53,287	72,234
Income tax provision	(33,807)	(28,272)	(27,607)	(16,916)	(26,785)
Net income	64,072	52,695	40,049	36,371	45,449
Dividends to preferred stockholders	(8,671)	(8,673)	(8,673)	(8,673)	(1,831)
Net income available to common stockholders	55,401	44,022	31,376	27,698	43,618

Earnings per common share:
Basic	$4.02	$3.22	$2.31	$2.16	$3.47
Diluted	3.90	3.22	2.31	2.11	3.36

Cash dividends declared:
Per preferred share	$.80	$.80	$.80	$.80	$.169
Per common share	1.18	1.10	1.02	.93	.81

Balance Sheet Data:
Total assets	$865,672	$829,505	$788,532	$777,296	$698,408
Accrued risk reserves	98,732	105,549	107,456	106,000	88,382
Long-term debt, less current portion	10,000	10,000	10,000	10,000	10,000
Stockholders’ equity	611,736	561,146	525,779	480,817	455,708

(1)

Effective January 1, 2007, the Company adopted ASC Topic 740, Income Taxes.

(2)

On October 31, 2007, the Company completed its acquisition of NHR.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of long-term health care services.  At December 31, 2011 we operate or manage 75 long-term health care centers with 9,456 beds in 10 states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, hospice care, homecare programs, assisted living centers and independent living centers.  In addition, we provide management services, accounting services and insurance services to third party owners of long-term health care centers.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Medicare Reimbursement Rate Changes

In July 2011, CMS announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011.  We estimate the resulting decrease in revenue from the fiscal year 2012 Medicare rate changes will be approximately $24,000,000 annually or $6,000,000 quarterly.  Furthermore, changes in government requirements for providing therapy services are estimated to increase our operating costs by approximately $6,000,000 annually, or $1,500,000 per quarter.  We are examining cost saving measures to help mitigate a portion of the revenue decrease and cost increase, but we are also committed to maintaining the quality of care to our patients.

Development and Growth

We are undertaking to expand our long-term care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Hospice	Acquisition	133 ADC	Aiken, Charleston, Columbia, Myrtle Beach and Sumter, SC	January, 2009
Skilled Nursing	New Facility	120 Beds	Bluffton, SC	January, 2010
Assisted Living	New Facility	45 Units	Mauldin, SC	March, 2010
Homecare	Acquisition	353 ADC	Columbia, Rock Hill, and Summerville, SC	May, 2010
Skilled Nursing	Acquisition	120 Beds	Macon, MO	December, 2010
Skilled Nursing	Acquisition	120 Beds	Osage Beach, MO	December, 2010
Skilled Nursing	Acquisition	120 Beds	Springfield, MO	December, 2010
Assisted Living	New Facility	75 Units	Columbia, SC	May, 2011
Assisted Living	Addition	46 Units	Franklin, TN	June, 2011
Hospice	Acquisition	Additional 7.5% interest in Caris HealthCare LP	Knoxville, TN	December, 2011

Also, in 2012, we expect to begin construction on a 90-bed skilled nursing facility in Tullahoma, Tennessee, a 92-bed skilled nursing facility in Hendersonville, Tennessee and a 50-bed skilled nursing addition to NHC Lexington in Lexington, SC.

During 2012, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $98,732,000 at December 31, 2011 and are a primary area of management focus.  We have set aside restricted cash and marketable securities to fund our professional liability and workers’ compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors

Approximately 70% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $16,807,000 as of December 31, 2011 for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of December 31, 2011, we and/or our managed centers are defendants in 30 such claims inclusive of years 2002 through 2011.   It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2011, 2010 and 2009.

Percentage of Net Revenues

	Year Ended December 31,
	2011	2010	2009
Revenues:
Net patient revenues	92.5%	92.1%	92.3%
Other revenues	7.5	7.9	7.7
Net operating revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	55.4	55.5	55.1
Other operating	25.7	27.3	27.9
Rent	5.1	5.3	5.5
Depreciation and amortization	3.7	3.8	3.8
Interest	0.1	0.1	0.1
Total costs and expenses	90.0	92.0	92.4
Income before non-operating income	10.0	8.0	7.6
Non-operating income	2.7	3.3	2.5
Income before income taxes	12.7	11.3	10.1
Income tax provision	(4.4)	(4.0)	(4.1)
Net Income	8.3	7.3	6.0
Dividends to preferred stockholders	(1.1)	(1.2)	(1.3)
Net income available to common stockholders	7.2	6.1	4.7

The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)

	2011 vs. 2010		2010 vs. 2009
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$51,860	7.8	$42,040	6.8
Other revenues	1,024	1.8	5,411	10.5
Net operating revenues	52,884	7.3	47,451	7.0
Costs and Expenses:
Salaries, wages and benefits	28,402	7.1	29,562	8.0
Other operating	1,423	0.7	8,871	4.7
Rent	1,650	4.3	754	2.0
Depreciation and amortization	1,760	6.5	1,712	6.7
Interest	(70)	(13.6)	(203)	(28.4)
Total costs and expenses	33,165	5.0	40,696	6.5
Income before non-operating income	19,719	34.2	6,755	13.3
Non-operating income	(2,807)	(12.0)	6,556	39.1
Income before income taxes	16,912	20.9	13,311	19.7
Income tax provision	5,535	19.6	665	2.4
Net Income	11,377	21.6	12,646	31.6
Dividends paid to preferred stockholders	(2)	–	–	–
Net income available to common stockholders	$11,379	25.8	$12,646	40.3

Our long-term health care services, including therapy and pharmacy services, provided 89.7%, 89.1% and 89.4% of net patient revenues in 2011, 2010, and 2009, respectively.  Homecare and hospice programs provided 10.3%, 10.9%, and 10.6% of net patient revenues in 2011, 2010, and 2009, respectively.

The overall average census in owned and leased health care centers for 2011 was 90.6% compared to 92.0% in 2010 and 2009, respectively.

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

Federal Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which represents significant changes to the current U.S. health care system (collectively the "Acts"). The Acts affect aging services providers, our partners (employees) and our patients and residents in a multitude of ways.  We have evaluated the provisions of the Acts and anticipate many of the provisions may be subject to further clarification and modification through the rule-making process.  It is uncertain at this time the effect the modifications will have on our future results of operations or cash flows.

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

In August 2011 and pursuant to the Budget Control Act of 2011, Congress created a 12-member bipartisan committee called the Joint Select Committee on Deficit Reduction, or the Joint Committee.  The Joint Committee was charged with issuing a formal recommendation by November 23, 2011 on how to reduce the federal deficit by at least $1.5 trillion over the next ten years.  The Committee concluded their work in November and was not able to make a bipartisan agreement before the Committee’s deadline period.  This failure by the Committee is scheduled to trigger automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers.  We are unable to predict the financial impact, if enacted, of the automatic payments cuts beginning in 2013.  However, such impact may be adverse and material to our future results of operations and cash flows.

Medicare

On July 29, 2011, CMS issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS's fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS's fiscal year 2011 (which ended September 30, 2011).  The 11.1% reduction is on a net basis, after the application of a 2.7% market basket increase less a 1.0% multi-factor productivity adjustment required by the PPACA.  The final CMS rule also adjusts the method by which group therapy is counted for reimbursement purposes, and changes the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.  We anticipate that, assuming other factors remain constant, CMS's reduced reimbursement rates and other changes effective for its fiscal year 2012 will have a significant and adverse effect on our results of operations when compared to the periods in CMS's fiscal year 2011.  We estimate the resulting decrease in revenue from the fiscal year 2012 Medicare rate changes will be approximately $24,000,000 annually, or $6,000,000 per quarter.  Furthermore, changes in government requirements for providing therapy services are estimated to increase our operating costs by approximately $6,000,000 annually, or $1,500,000 per quarter.  The effect of the rate changes on our revenues is dependent upon our census and the mix of our patients at the recalibrated PPS pay rates.  We are examining cost saving measures to help mitigate a portion of the revenue decrease and cost increase, but we are also committed to maintaining the quality of care to our patients. The PPS rates had a net market basket increase of 2.3% in 2010 and a net market basket decrease of 1.1% in 2009.

For 2011, our average Medicare per diem rate for skilled nursing facilities increased 13.5% compared to the same period in 2010.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

On October 31, 2011 and effective January 1, 2012, CMS issued a final ruling for homecare programs which stated an approximate 2.4% rate reduction from the 2011 HH PPS rates.  The 2.4% rate reduction will impact individual providers unevenly.  CMS finalized significant changes by eliminating hypertension as a factor in the calculation, reducing the weights on therapy episodes, and increasing weights on non-therapy episodes.    Providers with high volume of therapy cases could see greater net rate reductions while others with non-therapy patients may see a negligible overall reduction in revenue or a slight increase.  We estimate the effect of the revenue decrease for NHC homecare programs to be approximately $2,600,000 annually, or $650,000 per quarter.

Effective October 1, 2011, hospice agencies received Medicare payments which represented a 2.5% increase.

Medicaid

No rate increases or decreases were implemented for the fiscal years beginning July 1, 2011 for Medicaid programs in the states of Tennessee and Missouri.  Tennessee, however, has announced that it will implement a 4.25% rate reduction beginning January 1, 2012.  We estimate the resulting decrease in revenue in Tennessee will be approximately $2,600,000 annually, or $650,000 per quarter.

On April 7, 2011, effectively immediately, South Carolina implemented a three percent Medicaid rate reduction.  We estimate the resulting decrease in revenue is approximately $1,480,000 annually, or $370,000 per quarter.

Overall our average Medicaid per diem increased 0.5% in 2011 compared to 2010. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

2011 Compared to 2010

Results for 2011 compared to 2010 include a 7.3% increase in net operating revenues and a 20.9% increase in net income before income taxes.

Net patient revenues increased $51,860,000 or 7.8% compared to the same period last year.   Medicare, Medicaid and private pay per diem rates increased 13.5%, 0.5% and 0.7%, respectively, in 2011 compared to 2010.  In combination with our per diem increases, the addition of our newly constructed or acquired businesses during the 2011 year helped increase net patient revenues approximately $18,589,000.  The new operations consisted of three skilled nursing facilities and two assisted living communities.

Other revenues this year increased $1,024,000 or 1.8% to $58,048,000.  Other revenues in 2011 include management and accounting service fees of $21,510,000 ($20,897,000 in 2010) and insurance services revenue of $15,657,000 ($17,068,000 in 2010).  Rental income of $19,124,000 in 2011 increased $1,749,000 compared to 2010.  NHC provided management services for 21 skilled nursing centers, four assisted living communities, and two independent living communities in 2011.  We also provided accounting and financial services to 28 healthcare facilities in 2011.  Rental income increased due to the renewed rental agreements of thirteen of our properties with third party operators.  See Application of Critical Accounting Policies, Revenue Recognition - Subordination of Fees and Uncertain Collections for a discussion of the factors that may cause management fee revenues to fluctuate from period to period.

Non-operating income in 2011 decreased $2,807,000 or 12.0% to $20,533,000.  The decrease in 2011 is due to the nonrecurring gain ($3,563,000) that was recorded in 2010 due to the acquisition of two Missouri long-term health care centers.  The remaining increase is due to an increase in equity in earnings of our unconsolidated investments ($681,000).

Total costs and expenses for 2011 increased $33,165,000 or 5.0% to $696,191,000 from $663,026,000 in 2010. Salaries, wages and benefits, the largest operating costs of this service company, increased $28,402,000 or 7.1% to $428,672,000 from $400,270,000.  Other operating expenses increased $1,423,000 or 0.7% to $198,439,000 for 2011 compared to $197,016,000 in 2010.  Rent expense increased $1,650,000 or 4.3% to $39,736,000.  Depreciation and amortization increased 6.5% to $28,901,000.  Interest costs decreased to $443,000.

Salaries, wages and benefits as a percentage of net operating revenue was 55.4% and 55.5% for the years ended December 31, 2011 and 2010, respectively.  The increases in salaries, wages and benefits are primarily due to increased staffing from the opening or acquisition of the three skilled nursing facilities and two assisted living communities during 2011 ($9,880,000).  We also had increased costs in our existing skilled nursing facilities ($9,754,000), increased costs for therapist services ($6,664,000) and inflationary wage increases.

Other operating expense as a percentage of net operating revenues was 25.7% and 27.3% for the years ended December 31, 2011 and 2010, respectively.  The increases in other operating expenses are primarily due to the opening or acquisition of the new operations.  The three skilled nursing facilities and two assisted living communities increased other operating expenses $8,474,000.  Our existing skilled nursing facilities also increased other operating expenses approximately $4,394,000, but the increases in expenses were offset due to the favorable results within our accrued risk reserves of approximately $10,702,000.

Rent expense in 2011 increased by approximately $1,650,000 compared to the prior year due to increased percentage rent to National Health Investors, Inc. (NHI) of $1,847,000.  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 revenues, the base year of the lease agreement.

Depreciation expense increased primarily due to the acquisition and construction of depreciable assets in the last year.  The increase in depreciation for the twelve months ended December 31, 2011 was $1,760,000.

The income tax provision for 2011 is $33,807,000 (an effective tax rate of 34.5%).  The income tax provision and effective tax rate for 2011 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,992,000 or 4.1% of income before taxes in 2011.  The income tax provision and effective tax rate for 2011 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $85,000 composed of $351,000 tax and $(266,000) interest and penalties or 0.1% of income before taxes in 2011.

The income tax provision for 2010 is $28,272,000 (an effective tax rate of 34.9%).  The income tax provision and effective tax rate for 2010 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,721,000 or 4.6% of income before taxes in 2010.  The income tax provision and effective tax rate for 2010 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $660,000 composed of $449,000 tax and $211,000 interest and penalties or 0.8% of income before taxes in 2010.

The effective tax rate for 2012 is expected to be in the range of 35% to 39%.

2010 Compared to 2009

Results for 2010 compared to 2009 include a 7.0% increase in net operating revenues and a 19.7% increase in net income before income taxes.

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

Other revenues in 2010 increased $5,411,000 or 10.5% to $57,024,000.  Other revenues in 2010 include management and accounting service fees of $20,897,000 ($17,845,000 in 2009) and insurance services revenue of $17,068,000 ($14,560,000 in 2009).  Rental income of $17,375,000 in 2010 decreased $370,000 compared to 2009.  NHC provided management services for 23 skilled nursing centers, four assisted living communities, three independent living communities, and accounting and financial services for 28 centers in 2010.  See Application of Critical Accounting Policies, Revenue Recognition - Subordination of Fees and Uncertain Collections for a discussion of the factors that may cause management fee revenues to fluctuate from period to period.

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

Total costs and expenses for 2010 increased $40,696,000 or 6.5% to $663,026,000 from $622,330,000 in 2009. Salaries, wages and benefits, the largest operating costs of this service company, increased $29,562,000 or 8.0% to $400,270,000 from $370,708,000.  Other operating expenses increased $8,871,000 or 4.7% to $197,016,000 for 2010 compared to $188,145,000 in 2009.  Rent expense increased $754,000 or 2.0% to $38,086,000.  Depreciation and amortization increased 6.7% to $27,141,000.  Interest costs decreased to $513,000.

Salaries, wages and benefits as a percentage of net operating revenue was 55.5% and 55.1% for the years ended December 31, 2010 and 2009, respectively.  The increases in salaries, wages and benefits are primarily due to increased staffing from the opening or acquisition of the four skilled nursing facilities, one assisted living community, and three homecare programs during 2010 ($7,106,000).  We also had increased costs in our existing skilled nursing facilities ($9,165,000), increased costs for therapist services ($4,452,000), an increased provision for workers' compensation claims ($2,728,000), and inflationary wage increases.

Other operating expense as a percentage of net operating revenues was 27.3% and 27.9% for the years ended December 31, 2010 and 2009, respectively.  The increases in other operating expenses are primarily due to the opening or acquisition of the new operations.  The four skilled nursing facilities, one assisted living community, and three homecare programs increased other operating expenses $5,695,000.  Our existing skilled nursing facilities also increased other operating expenses approximately $3,691,000.

Rent expense in 2010 increased by approximately $754,000 compared to the prior year due to increased percentage rent to National Health Investors, Inc. (NHI) of $365,000.  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 revenues, the base year of the lease agreement.

Depreciation expense increased primarily due to the acquisition and construction of depreciable assets in the last year.  The increase in depreciation for the twelve months ended December 31, 2010 was $1,712,000.

The decrease in interest costs is primarily due to the Company paying off the revolving credit facility during the fourth quarter of 2009.

The income tax provision for 2010 is $28,272,000 (an effective tax rate of 34.9%).  The income tax provision and effective tax rate for 2010 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,721,000 or 4.6% of income before taxes in 2010.  The income tax provision and effective tax rate for 2010 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $660,000 composed of $449,000 tax and $211,000 interest and penalties or 0.8% of income before taxes in 2010.

The income tax provision for 2009 was $27,607,000 (an effective tax rate of 40.8%).  The income tax provision and effective tax rate for 2009 were favorably impacted by statute of limitations expirations and adjustment to unrecognized tax benefits resulting in a benefit to the provision of $1,553,000 or 2.3% of income before taxes in 2009.  The income tax provision and effective tax rate for 2009 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $4,179,000 composed of $2,589,000 tax and $1,591,00 interest and penalties or 6.2% of income before taxes in 2009.

Liquidity, Capital Resources and Financial Condition

Sources and Uses of Funds

Our primary sources of cash include revenues from the healthcare and senior living facilities we operate, homecare operations, hospice operations, insurance services, management services and accounting services.  Our primary uses of cash include salaries, wages and other operating costs of our home office and the facilities we operate, the cost of additions to and acquisitions of real property, rent expenses, and dividend distributions.  These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended	Two Year Change
	12/31/11	12/31/10	$	%	12/31/09	$	%
Cash and cash equivalents at beginning of period	$28,478	$39,022	$(10,544)	(27.0)	$49,033	$(20,555)	(41.9)

Cash provided from operating activities	80,654	62,404	18,250	29.2	85,150	(4,496)	(5.3)

Cash used in investing activities	(31,746)	(46,351)	14,605	31.5	(39,185)	7,439	19.0

Cash provided from (used in) financing activities	(16,378)	(26,597)	10,219	38.4	(55,976)	39,598	70.7

Cash and cash equivalents at end of period	$61,008	$28,478	$32,530	114.2	$39,022	$21,986	56.3

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 was $80,654,000 as compared to $62,404,000 and $85,150,000 for the years ended December 31, 2010 and 2009, respectively.  Cash provided by operating activities consisted of net income of $64,072,000, adjustments for non-cash items of $36,472,000, and $19,890,000 used for working capital and other activities.  Working capital primarily consisted of an increase in restricted cash and cash equivalents of $7,830,000, a decrease in accrued risk reserves of $6,817,000, and an increase in federal income taxes receivable of $3,779,000.

The increase in restricted cash and cash equivalents is from NHC and other healthcare facilities paying insurance premiums into NHC insurance companies, which restrict the cash payment.  The decrease in accrued risk reserves is due from the favorable results during the 2011 fiscal year.

Investing Activities

Cash used in investing activities totaled $31,746,000 for the year ended December 31, 2011, as compared to $46,351,000 and $39,185,000 for the years ended December 31, 2010 and 2009, respectively.  Cash used for property and equipment additions was $23,597,000, $32,838,000, and $44,064,000 for the years ended December 31, 2011 and 2010 and 2009, respectively.  Cash in the amount of $7,500,000 was used in the December 31, 2011 acquisition of an additional 7.5% limited partnership interest in Caris.  Purchases and sales of marketable securities resulted in a net use of cash of $2,096,000.  Investments in notes receivable totaled $650,000 in 2011 compared to $-0- in 2010.  Cash provided by collections of notes receivable was $1,872,000 in 2011 compared to $1,300,000 in 2010.

Construction costs included in additions to property and equipment in 2011 include $5,369,000 for the completion of a 75-unit assisted living facility in Columbia, South Carolina and a 46-unit assisted living addition to our Franklin, Tennessee community.

The purchases of marketable securities were funded primarily from restricted cash and cash equivalents to earn a better rate of return.

Financing Activities

Net cash used in financing activities totaled $16,378,000, $26,597,000 and $55,976,000 for the years ended December 31, 2011, 2010, and 2009, respectively.  Dividends paid to common stockholders for the 2011 year were $15,952,000 compared to $14,780,000 in 2010.  Dividends paid to preferred stockholders were $8,671,000 in 2011 compared to $8,673,000 in 2010.  Proceeds from the issuance of common stock, primarily from the exercise of stock options, totaled $8,392,000 in 2011 compared to $2,655,000 in the prior year.  In August 2010, the Company repurchased 182,900 shares of common stock, which used $5,944,000 of cash.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2011 are as follows (in 000’s):

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt principal	$10,000	$–	$–	$–	$10,000
Long-term debt – interest	1,656	276	552	552	276
Operating leases	337,000	33,700	67,400	67,400	168,500
Total Contractual Cash Obligations	$348,656	$33,976	$67,952	67,952	178,776

Income taxes payable for uncertain tax positions under ASC 740 of $4,457,000 attributable to permanent differences, at December 31, 2011 has not been included in the above table because of the inability to estimate the period in which payment is expected to occur.  See Note 13 of the Consolidated Financial Statements for a discussion on income taxes.

Short-term liquidity

Effective October 26, 2011, we extended the maturity of our $75,000,000 revolving credit agreement to October 25, 2012.  At December 31, 2011, we do not have any funds borrowed against the credit agreement.  The entire amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $61,008,000, marketable securities of $85,051,000 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.

Long-term liquidity

Our $75,000,000 revolving credit agreement matures on October 25, 2012.  We currently anticipate renewing the credit agreement at that time.  While we have had no indication from the lender there is any question about renewal, there has been no commitment at this time.  We entered into this loan originally on October 30, 2007, and have renewed the loan four times, with a one year maturity.  At the inception and at each renewal, the lender offered alternative notes with longer maturities, but the Company chose a one-year maturity because of the terms.  If we have an outstanding balance and are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt obligations.  This will limit our ability to fund future growth opportunities.

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

At December 31, 2011, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit.  We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2011, we did not participate in any such financial investments.

Impact of Inflation

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Interest Rate Risk

The fair values of our fixed-income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At December 31, 2011, we have available for sale debt securities in the amount of $83,625,000.  The fixed maturity portfolio is comprised of investments with primarily short-term and intermediate-term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet obligations.

As of December 31, 2011, both our long-term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long-term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75 million and our outstanding long-term debt, a 1% change in interest rates would change our interest cost by approximately $850,000.

Approximately $4.6 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $46,000.

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

Credit Risk

Credit risk is managed by diversifying the fixed maturity portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings.  Corporate debt securities and commercial mortgage-backed securities comprise approximately 73.9% of the fair value of the fixed maturity portfolio.  At December 31, 2011, the credit quality ratings for our fixed maturity portfolio consisted of the following investment grades (as a percent of fair value):  44.3% AAA rated, 18.9% AA rated, 31.7% A rated, and 1.2% BBB rated.

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At December 31, 2011, the fair value of our equity marketable securities is approximately $85,051,000.  Of the $85.0 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $71,716,000, or 84.3%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $8,505,000.  At December 31, 2011, our equity securities had unrealized gains of $57,138,000 and $387,000 of unrealized losses.  Of the $57,138,000 unrealized gains, $46,982,000 is related to NHI.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National HealthCare Corporation at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National HealthCare Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 17, 2012

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Net patient revenues	$715,489	$663,629	$621,589
Other revenues	58,048	57,024	51,613
Net operating revenues	773,537	720,653	673,202

Costs and Expenses:
Salaries, wages and benefits	428,672	400,270	370,708
Other operating	198,439	197,016	188,145
Rent	39,736	38,086	37,332
Depreciation and amortization	28,901	27,141	25,429
Interest	443	513	716
Total costs and expenses	696,191	663,026	622,330

Income Before Non-Operating Income	77,346	57,627	50,872
Non-Operating Income	20,533	23,340	16,784

Income Before Income Taxes	97,879	80,967	67,656
Income Tax Provision	(33,807)	(28,272)	(27,607)
Net Income	64,072	52,695	40,049

Dividends to Preferred Stockholders	(8,671)	(8,673)	(8,673)

Net Income Available to Common Stockholders	$55,401	$44,022	$31,376

Earnings Per Common Share:
Basic	$4.02	$3.22	$2.31
Diluted	$3.90	$3.22	$2.31

Weighted Average Common Shares Outstanding:
Basic	13,774,628	13,671,053	13,562,850
Diluted	16,414,023	13,676,476	13,577,676

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$61,008	$28,478
Restricted cash and cash equivalents	50,587	51,992
Marketable securities	85,051	85,116
Restricted marketable securities	83,625	70,877
Accounts receivable, less allowance for doubtful
accounts of $3,713 and $3,942, respectively	69,635	77,049
Inventories	7,419	7,853
Prepaid expenses and other assets	1,082	1,251
Federal income tax receivable	3,779	-
Total current assets	362,186	322,616

Property and Equipment:
Property and equipment, at cost	659,523	640,150
Accumulated depreciation and amortization	(229,872)	(203,758)
Net property and equipment	429,651	436,392

Other Assets:
Deposits	397	302
Goodwill	20,320	20,320
Notes receivable	22,449	23,671
Deferred income taxes	10,167	12,000
Investments in limited liability companies and other	20,502	14,204
Total other assets	73,835	70,497
Total assets	$865,672	829,505

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$9,834	$10,947
Accrued payroll	54,063	52,055
Amounts due to third party payors	16,807	17,667
Accrued risk reserves	98,732	105,549
Deferred income taxes	14,526	14,186
Other current liabilities	15,583	17,895
Dividends payable	6,362	5,997
Total current liabilities	215,907	224,296

Long-Term Debt, less Current Portion	10,000	10,000
Other Noncurrent Liabilities	16,244	18,861
Deferred Lease Credits	-	1,212
Deferred Revenue	11,785	13,990

Commitments, Contingencies and Guarantees

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,838,490 and 10,840,608 shares, respectively, issued and outstanding; stated at liquidation value of $15.75 per share	170,515	170,548
Common stock, $.01 par value; 30,000,000 shares authorized; 13,862,738 and 13,637,258 shares, respectively, issued and outstanding	138	136
Capital in excess of par value	139,183	128,061
Retained earnings	265,198	226,114
Unrealized gains on marketable securities, net of taxes	36,702	36,287
Total stockholders’ equity	611,736	561,146
Total liabilities and stockholders’ equity	$865,672	$829,505

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$64,072	$52,695	$40,049
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	28,901	27,141	25,429
Provision for doubtful accounts receivable	2,430	2,256	1,121
Equity in earnings of unconsolidated investments	(9,674)	(8,993)	(8,679)
Distributions from unconsolidated investments	10,828	6,462	7,216
Recovery of assets in acquisition of healthcare centers	–	(3,563)	–
Gains on sale of marketable securities	(754)	(891)	–
Deferred income taxes	1,990	3,505	1,380
Stock-based compensation	2,751	321	1,134
Changes in operating assets and liabilities, net of the effect of acquisitions:
Restricted cash and cash equivalents	(7,830)	(2,509)	4,448
Accounts receivable	5,032	(15,817)	7,478
Income tax receivable	(3,779)	3,470	(3,470)
Inventories	434	(372)	(251)
Prepaid expenses and other assets	169	(166)	172
Trade accounts payable	(1,113)	(352)	(2,900)
Accrued payroll	2,008	5,205	(2,331)
Amounts due to third party payors	(860)	(891)	3,023
Other current liabilities and accrued risk reserves	(9,129)	(103)	4,411
Entrance fee deposits	(2,170)	(957)	94
Other noncurrent liabilities	(2,617)	(3,772)	6,826
Deferred income	(35)	(265)	–
Net cash provided by operating activities	80,654	62,404	85,150
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(23,597)	(32,838)	(44,064)
Disposals of property and equipment	225	545	384
Acquisition of non-controlling interest in hospice business	(7,500)	–	–
Acquisition of homecare business	–	(14,342)	–
Investments in notes receivable	(650)	–	(8,326)
Collections of notes receivable	1,872	1,300	5,017
Decrease in restricted cash and cash equivalents	9,235	47,451	18,025
Purchases of marketable securities	(57,597)	(93,305)	(18,025)
Sale of marketable securities	46,266	43,849	–
Cash acquired in acquisition of facilities	–	989	–
Changes in cash fund in liquidation	–	–	7,804
Net cash used in investing activities	(31,746)	(46,351)	(39,185)
Cash Flows From Financing Activities:
Payments on debt	–	–	(50,502)
Tax benefit from stock-based compensation	(52)	154	1,566
Dividends paid to preferred stockholders	(8,671)	(8,673)	(8,673)
Dividends paid to common stockholders	(15,952)	(14,780)	(13,508)
Issuance of common shares	8,392	2,655	15,395
Repurchase of common shares	–	(5,944)	–
(Increase) decrease in deposits	(95)	21	206
Other	–	(30)	(460)
Net cash used in financing activities	(16,378)	(26,597)	(55,976)
Net Increase (Decrease) in Cash and Cash Equivalents	32,530	(10,544)	(10,011)
Cash and Cash Equivalents, Beginning of Period	28,478	39,022	49,033
Cash and Cash Equivalents, End of Period	$61,008	$28,478	$39,022

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued)

	Year Ended December 31,
(in thousands)	2011	2010	2009
Supplemental Information:
Cash payments for interest	$501	$658	$869

Cash payments for income taxes	40,798	22,969	21,585

Non-cash activities include:

Effective December 1, 2010, NHC acquired the assets and assumed certain liabilities of two 120-bed long-term health care centers. The consideration given was first mortgage bonds owned by us.
Real and personal property	–	(4,873)	–
Current assets acquired	–	(1,958)	–
Current liabilities acquired	–	1,623	–
First mortgage revenue bonds	–	1,645	–
Gain on recovery of assets	–	3,563	–

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Unrealized Gains on Marketable Securities	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	10,841,062	$170,555	13,031,696	$130	$113,580	$179,710	$16,842	$480,817
Net income	–	–	–	–	–	40,049	–	40,049
Unrealized gains on securities (net of tax of $6,148)	–	–	–	–	–	–	10,238	10,238
Total comprehensive income								50,287
Stock-based compensation	–	–	–	–	1,134	–	–	1,134
Tax benefit from exercise of stock options	–	–	–	–	1,566	–	–	1,566
Other	–	–	–	–	(801)	–	–	(801)
Shares sold – options exercised	–	–	686,005	7	15,388	–	–	15,395
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,673)	–	(8,673)
Dividends declared to common stockholders ($1.02 per share)	–	–	–	–	–	(13,946)	–	(13,946)
Balance at December 31, 2009	10,841,062	$170,555	13,717,701	$137	$130,867	$197,140	$27,080	$525,779
Net income	–	–	–	–	–	52,695	–	52,695
Unrealized gains on securities (net of tax of $5,809)	–	–	–	–	–	–	9,207	9,207
Total comprehensive income								61,902
Stock-based compensation	–	–	–	–	321	–	–	321
Tax benefit from exercise of stock options	–	–	–	–	154	–	–	154
Shares sold - options exercised	–	–	102,349	1	2,654	–	–	2,655
Shares repurchased	–	–	(182,900)	(2)	(5,942)	–	–	(5,944)
Shares issued in conversion of preferred stock to common stock	(454)	(7)	108	–	7	–	–	–
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,673)	–	(8,673)
Dividends declared to common stockholders ($1.10 per share)	–	–	–	–	–	(15,048)	–	(15,048)
Balance at December 31, 2010	10,840,608	$170,548	13,637,258	$136	$128,061	$226,114	$36,287	$561,146
Net income	–	–	–	–	–	64,072	–	64,072
Unrealized gains on securities (net of tax of $183)	–	–	–	–	–	–	415	415
Total comprehensive income								64,487
Stock-based compensation	–	–	–	–	2,751	–	–	2,751
Tax expense from exercise of stock options	–	–	–	–	(52)	–	–	(52)
Shares sold - options exercised	–	–	224,969	2	8,390	–	–	8,392
Shares issued in conversion of preferred stock to common stock	(2,118)	(33)	511	–	33	–	–	–
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,671)	–	(8,671)
Dividends declared to common stockholders ($1.18 per share)	–	–	–	–	–	(16,317)	–	(16,317)
Balance at December 31, 2011	10,838,490	$170,515	13,862,738	$138	$139,183	$265,198	$36,702	$611,736

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

National HealthCare Corporation ("NHC" or "the Company") operates, manages or provides services to long-term health care centers and associated assisted living centers, retirement centers and home health care and hospice programs located in 11 Southeastern, Northeastern and Midwestern states in the United States.  The most significant part of our business relates to skilled and intermediate nursing care in which setting we provide assisted living and retirement services, hospice care, home health care and rehabilitative therapy services.  The long-term health care environment has continually undergone changes with regard to Federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues.  We continually monitor these industry developments as well as other factors that affect our business.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) include our wholly owned and controlled subsidiaries and affiliates. Variable interest entities (“VIEs”) in which we have an interest have been consolidated when we have been identified as the primary beneficiary. Investments in ventures in which we have the ability to exercise significant influence but do not have control over are accounted for using the equity method. Equity method investments are initially recorded at cost and subsequently are adjusted for our share of the venture’s earnings or losses and cash distributions.  Our most significant equity method investment is a 64.4% non-controlling ownership interest in Caris Healthcare L.P. (“Caris”), a business that specializes in hospice care services.  Investments in entities in which we lack the ability to exercise significant influence are included in the consolidated financial statements at cost unless there has been a decline in the market value of our investment that is deemed to be other than temporary.  All material intercompany transactions and balances have been eliminated in consolidation.

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

Medicare program revenues, as well as certain Medicaid program revenues, are subject to audit and retroactive adjustment by government representatives.  The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services.  The assignment of patients to the various RUG categories is subject to post-payment review by Medicare intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements.  We have made provisions of approximately $16,807,000 as of December 31, 2011 for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of income.  The provisions for doubtful accounts were $2,430,000, $2,256,000, and $1,121,000 for 2011, 2010 and 2009, respectively.

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

In accordance with Accounting Standards Codification ("ASC") Topic 360, Property, Plant, and Equipment, we evaluate the recoverability of the carrying values of our properties on a property by property basis.  We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable.  The need to recognize an impairment is based on estimated future undiscounted cash flows from a property over the remaining useful life compared to the carrying value of that property.  If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

Mortgage and Other Notes Receivable

In accordance with ASC Topic 310, Receivables, NHC evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis.  On a quarterly basis, NHC reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

Goodwill

The Company accounts for goodwill under ASC Topic 350, Intangibles – Goodwill and Other.  Under the provisions of this guidance, goodwill and intangible assets with indefinite useful lives are not amortized but are subject to impairment tests based on their estimated fair value. Unamortized goodwill is continually reviewed for impairment in accordance with ASC.  The Company performs its annual impairment assessment on the first day of the fourth quarter.

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

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents, restricted cash, accounts receivable, marketable securities, restricted marketable securities and notes receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest bearing accounts.  Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services.  We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable.  Marketable securities and restricted marketable securities are held primarily in accounts with brokerage institutions.  Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) as discussed in Note 11.

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

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National (as discussed in Note 3), certain amounts related to episodic payments received by our home health care providers in advance of providing services (as discussed in Note 1) and entrance fees that have been and are currently being received upon reservation and occupancy of retirement center units for a continuing care retirement community we own.  In accordance with ASC Topic 954-430, Health Care Entities – Deferred Revenue, the estimated amount of entrance fees that are expected to be refunded to current residents should be recorded as deferred revenue.  According to our entrance fee contracts, a portion of the entrance fees are refundable (90%) only after a contract holder’s unit has been resold. The amounts received from new residents in excess of the amounts to be paid to previous residents are deferred and amortized over the estimated life of the facility.  The non-refundable portion (10%) is being recognized over the remaining life expectancies of the residents.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

Note 2 - Relationship with National Health Investors, Inc.

In 1991, we formed National Health Investors, Inc. ("NHI") as a wholly-owned subsidiary.  We then transferred to NHI certain healthcare facilities owned by NHC and distributed the shares of NHI to NHC’s stockholders.  The distribution had the effect of separating NHC and NHI into two independent public companies.  As a result of the distribution, all of the outstanding shares of NHI were distributed to the then NHC investors.  NHI is listed on the New York Stock Exchange under the symbol NHI.

Leases

On October 17, 1991, concurrent with our conveyance of real property to NHI, we leased from NHI the real property of certain health care centers.  At December 31, 2011, we lease the real property of 34 long-term health care centers, six assisted living centers and three independent living centers.

A 15-year lease extension began on January 1, 2007, and includes three additional five-year renewal options, each at fair market value.  Under the terms of the lease, base rent for 2007 totaled $33,700,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.  The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis.  Percentage rent for 2011, 2010, and 2009 was approximately $2,969,000, $1,122,000, and $757,000, respectively.

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

Base rent expense to NHI was $33,700,000 in 2011.  At December 31, 2011, the approximate future minimum base rent to be paid by us on non-cancelable operating leases with NHI are as follows:

	Total Commitments Including Florida Facilities	Total Commitments Excluding Florida Facilities
2012	$33,700,000	$28,948,000
2013	33,700,000	28,948,000
2014	33,700,000	28,948,000
2015	33,700,000	28,948,000
2016	33,700,000	33,700,000
Thereafter	168,500,000	168,500,000

Investment in NHI Common Stock

At December 31, 2011 and 2010, we own 1,630,642 shares (or 5.9%) of NHI’s outstanding common stock.  We account for our investment in NHI common stock as available for sale marketable securities in accordance with the provisions of ASC Topic 320, Investments.

Note 3 - Relationship with National Health Corporation

National Health Corporation, which is wholly-owned by the National Health Corporation Leveraged Employee Stock Ownership Plan ("ESOP"), was formed in 1986 and is our administrative services affiliate and contractor.  As discussed below, all of the personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National only through their participation as employees in the ESOP.

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

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000.  The interest rate on the line of credit is prime plus one percent and the final maturity is January 20, 2018.  At December 31, 2011, National did not have an outstanding balance on the line of credit.

The maximum line of credit commitment amount of $2,000,000 is also the amount of a deferred gain that has been outstanding since NHC sold certain assets to National in 1988.  The amount of the deferred gain is expected to remain deferred until the management contract with National expires, currently scheduled in January 2018.  The deferred gain is included in deferred revenue in the consolidated balance sheets.

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National only through their participation in the ESOP.  National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance.  We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs.  Such costs of personnel totaling approximately $428,672,000, $400,270,000, and $370,708,000 for 2011, 2010 and 2009 respectively, are reflected as salaries, wages and benefits in the accompanying consolidated statements of income.  The administrative fee paid to National for 2011, 2010, and 2009 was $3,608,000, $3,299,000, and $3,195,000, respectively.  National owes us $6,933,000 and $10,867,000 at December 31, 2011 and 2010, respectively, as a result of the differences between interim payments for payroll and benefits services costs made during the current and previous years and such actual costs.  The amounts are included in accounts receivable in the consolidated balance sheets.

National’s Ownership of Our Stock

At December 31, 2011 and 2010, National owns 1,271,147 shares (or approximately 9.2%) of our outstanding common stock and 1,271,147 shares (or approximately 11.7%) of our outstanding preferred stock.

Consolidation Considerations

Because of the contractual and management relationships between NHC and National as described in this note above, we have considered whether National should be consolidated by NHC under the guidance provided in ASC Topic 810, Consolidation.  We do not consolidate National because (1) NHC does not have any obligation or rights (current or future) to absorb losses or to receive benefits from National.  The ESOP participants bear the current and future financial gain or burden of National, (2) National’s equity at risk is sufficient to finance its activities without past or future subordinated support from NHC or other parties, and (3) the equity holders of National (that is collectively the ESOP, its trustees, and the ESOP participants) possess the characteristics of a controlling financial interest, including voting rights that are proportional to their economic interests.  Supporting the assertions above is the following:  (1) substantive independent trustees are appointed for the benefit of the ESOP participants when decisions must be made that may create the appearance of a conflict of interest between NHC and the ESOP, and (2) National was designed, formed and is operated for the purpose of creating variability and passing that variability along to the ESOP participants—that is, to provide retirement benefits and value to the employees of NHC and NHC’s affiliates.  The contractual and management relationships between NHC and National are with certain nursing centers that are substantially less than 50% of the fair value of the total assets of National.  NHC does not have a variable interest in National as a whole.

Note 4 - Other Revenues

Other revenues are outlined in the table below.  Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly-owned limited purpose insurance subsidiaries have written for certain long-term health care centers to which we provide management or accounting services. Revenues from management and accounting services include management and accounting fees provided to managed and other long-term health care centers.  Revenues from rental income include health care real estate properties owned by us and leased to third party operators.  Other revenues include miscellaneous health care related earnings.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Insurance services	$15,657	$17,068	$14,560
Management and accounting service fees	21,510	20,897	17,845
Rental income	19,124	17,375	17,745
Other	1,666	1,684	1,463
	$58,048	$57,024	$51,613

Management Fees from National

We have managed long-term care centers for National since 1988, and we currently manage five centers.  See Note 3 regarding our relationship with National.

During 2011, 2010 and 2009, National paid and we recognized approximately $3,539,000, $3,982,000, and $1,200,000, respectively, of management fees and interest on management fees, which amounts are included in management and accounting service fees.  Unrecognized and unpaid management fees from National total $21,289,000, $21,320,000, and $21,890,000 at December 31, 2011, 2010 and 2009, respectively.  We have recognized approximately $34,224,000 of management fees and interest from these centers since 1988.

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

Management Fees from Other Nursing Centers

We continue to manage eight long-term health centers (excluding the five National centers) for third-party owners where the management fees are recognized only when realized.  During 2011, 2010, and 2009, we recognized $2,874,000, $1,678,000, and $1,035,000, respectively, of management fees and interest from these eight long-term care centers.  Unrecognized and unpaid management fees from these centers total $7,225,000, $7,613,000, and $7,026,000 at December 31, 2011, 2010, and 2009, respectively.  We have recognized approximately $8,634,000 of management fees and interest from these centers since 2005.

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

Rental Income

In 2007, NHC acquired all of the net assets of National Health Realty, Inc., which was a health care real estate investment trust.  The properties acquired in the acquisition are the properties that have generated the majority of the rental income for NHC for the years ended December 31, 2011, 2010, and 2009.  The health care properties currently owned and leased to third party operators include nine skilled nursing facilities and four assisted living communities.  Effective January 1, 2011, we renewed the rental agreements for a five year period ending on December 31, 2015.

Note 5 – Non-Operating Income

Non-operating income is outlined in the table below.  Non-operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on securities, interest income, and other miscellaneous non-operating income.  Our most significant equity method investment is a 64.4% non-controlling ownership interest in Caris HealthCare L.P. ("Caris"), a business that specializes in hospice care services.  See Note 16 for additional disclosure regarding Caris.  See Note 17 for disclosure regarding the acquisition of additional non-controlling partnership interest in Caris and other acquisitions of healthcare businesses.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Equity in earnings of unconsolidated investments	$9,674	$8,993	$8,679
Dividends and other net realized gains and losses on sales of securities	5,875	5,404	4,409
Interest income	4,984	5,380	3,696
Recovery of assets in acquisition of healthcare centers	–	3,563	–
	$20,533	$23,340	$16,784

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

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands, except share and per share amounts)
Basic:
Weighted average common shares outstanding	13,774,628	13,671,053	13,562,850
Net income	$64,072	$52,695	$40,049
Dividends to preferred stockholders	8,671	8,673	8,673
Net income available to common stockholders	$55,401	$44,022	$31,376
Earnings per common share, basic	$4.02	$3.22	$2.31

Diluted:
Weighted average common shares outstanding	13,774,628	13,671,053	13,562,850
Dilutive effect of stock options	9,934	3,237	14,826
Dilutive effect of restricted stock	6,009	2,186	–
Convertible preferred stock	2,623,452	–	–
Assumed average common shares outstanding	16,414,023	13,676,476	13,577,676

Net income available to common stockholders	$55,401	$44,022	$31,376
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	8,671	–	–

Net income for diluted earnings per common share	$64,072	$44,022	$31,376
Earnings per common share, diluted	$3.90	$3.22	$2.31

Excluded in the above table are 1,420,620; 235,620; and 337,305 shares associated with stock options for 2011, 2010, and 2009, respectively, due to their antidilutive impact.  Also excluded are -0-; 2,623,861; and 2,623,971 potential common shares for 2011, 2010, and 2009, respectively, issuable upon the conversion of preferred stock due to their antidilutive impact.

Note 8 - Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities and restricted marketable securities consist of the following:

	December 31, 2011		December 31, 2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$85,051	$29,604	$85,116
Restricted investments available for sale:
Corporate debt securities	33,426	34,074	28,683	29,182
Commercial mortgage-backed securities	33,275	33,904	26,282	26,866
U.S. Treasury securities	7,778	8,070	8,192	8,030
U.S. government sponsored enterprise securities	-	-	2,340	2,423
State and municipal securities	7,270	7,577	4,348	4,376
	$111,925	$168,676	$99,449	$155,993

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)

	December 31, 2011			December 31, 2010
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$71,716	1,630,642	$24,734	$73,412

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$5,280	$5,298	$3,551	$3,562
1 to 5 years	44,923	45,734	46,461	47,340
6 to 10 years	21,993	22,768	18,313	18,454
Over 10 years	9,553	9,825	1,520	1,521
	$81,749	$83,625	$69,845	$70,877

 Gross unrealized gains related to available for sale securities are $57,138,000 and $56,911,000 as of December 31, 2011 and 2010, respectively.  Gross unrealized losses related to available for sale securities were $387,000 and $367,000 as of December 31, 2011 and 2010, respectively.

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2011, 2010 and 2009 were $46,266,000, $43,849,000, and $-0-, respectively.  Gross investment gains of $754,000, $891,000, and $0 were realized on these sales during the years ended December 31, 2011, 2010, and 2009, respectively.

Note 9 – Fair Value Measurements

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

Valuation of Marketable Securities

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2011 and 2010.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the twelve months ended December 31, 2011.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long-term debt approximates fair value due to variable interest rates.  At December 31, 2011 and 2010, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$61,008	$61,008	$–	$–
Restricted cash and cash equivalents	50,587	50,587	–	–
Marketable equity securities	85,051	85,051	–	–
Corporate debt securities	34,074	–	34,074	–
Commercial mortgage-backed securities	33,904	–	33,904	–
U.S. Treasury securities	8,070	8,070	–	–
State and municipal securities	7,577	–	7,577	–
Total financial assets	$280,271	$204,716	$75,555	$–

	Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$28,478	$28,478	$–	$–
Restricted cash and cash equivalents	51,992	51,992	–	–
Marketable equity securities	85,116	85,116	–	–
Corporate debt securities	29,182	–	29,182	–
Commercial mortgage-backed securities	26,866	–	26,866	–
U.S. Treasury securities	8,030	8,030	–	–
U.S. government sponsored enterprise securities	2,423	–	2,423	–
State and municipal securities	4,376	–	4,376	–
Total financial assets	$236,463	$173,616	$62,847	$–

Note 10 - Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2011	2010
	(in thousands)
Land	$47,195	$47,195
Leasehold improvements	88,204	85,419
Buildings and improvements	390,973	371,599
Furniture and equipment	123,613	116,909
Construction in progress	9,538	19,028
	659,523	640,150
Less: Accumulated Depreciation	(229,872)	(203,758)
	$429,651	$436,392

Note 11 - Notes Receivable

We have notes receivable from managed and other long-term health care centers totaling $22,449,000 and $23,671,000 at December 31, 2011 and 2010, respectively.  The notes are first and second mortgages with interest rates ranging from prime plus 2% to 10.5% fixed rate with periodic payments required prior to maturity.  The notes mature in the years from 2012 through 2016.  The proceeds of the notes were used by the long-term health care centers for construction costs, development costs incurred during construction, and working capital.

Note 12 - Long-Term Debt and Commitments

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Weighted Average Interest Rate	Maturities	Long-Term Debt
			December 31,
			2011	2010
Revolving Credit Facility, interest payable monthly	Variable, 0.8%	2012	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

 $75,000,000 Revolving Credit Agreement

 Effective October 26, 2011, we extended the maturity of our Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as lender (the "Lender").  The Credit Agreement provides for a $75,000,000 revolving credit facility (the "Credit Facility"), of which up to $5,000,000 may be utilized for letters of credit.

Borrowings bear interest at either (i) the Eurodollar rate plus 0.70% or (ii) the prime rate.  Letter of credit fees are equal to 0.70% times the maximum amount available to be drawn under outstanding letters of credit.  The rates and fees are unchanged from those in effect prior to the extension.

Commitment fees are payable on the daily unused portion of the Credit Facility at a rate of twenty (20) basis points per annum.  NHC is permitted to prepay the loans outstanding under the Credit Facility at any time, without penalty.

The Credit Facility matures on October 25, 2012.  Between 90 and 120 days prior to the maturity date, NHC may request the extension of the maturity date.  If the Lender elects to consent to such extension, subject to certain conditions, the maturity date will be extended to the date which is 364 days after the then maturity date.

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

The aggregate maturities of long-term debt and debt serviced by other parties for the five years subsequent to December 31, 2011 are as follows:

Long-Term Debt
(in thousands)
2012	$	−
2013		−
2014		−
2015		−
2016		−
Thereafter		10,000
Total		$10,000

Lease Commitments

Operating expenses for the years ended December 31, 2011, 2010, and 2009 include expenses for leased premises and equipment under operating leases of $39,736,000, $38,086,000, and $37,332,000, respectively.  See Note 2 for the approximate future minimum rent commitments on non-cancelable operating leases with NHI.

Note 13 - Income Taxes

The provision for income taxes is comprised of the following components:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current Tax Provision
Federal	$29,311	$23,734	$18,251
State	3,131	2,953	5,743
	32,442	26,687	23,994
Deferred Tax Provision
Federal	1,220	1,386	2,950
State	145	199	663
	1,365	1,585	3,613
Income Tax Provision	$33,807	$28,272	$27,607

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows:

	December 31,
	2011	2010
	(in thousands)
Current deferred tax asset:
Allowance for doubtful accounts receivable	$1,174	$1,300
Accrued expenses	7,946	7,580
	9,120	8,880
Current deferred tax liability:
Unrealized gains on marketable securities	(22,058)	(22,011)
Other	(1,588)	(1,055)
	(23,646)	(23,066)
Net current deferred tax liability	$(14,526)	$(14,186)

Noncurrent deferred tax asset:
Financial reporting depreciation in excess of tax depreciation	$968	$2,373
Deferred gain on sale of assets (net)	(3,135)	(3,135)
Tax basis intangible asset in excess of financial reporting basis	968	1,574
Stock-based compensation	1,283	1,031
Other	157	68
Accrued expenses	2,129	2,394
Deferred revenue	7,797	7,695
Net noncurrent deferred tax asset	$10,167	12,000

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Tax provision at federal statutory rate	$34,258	$28,338	$23,680

Increase (decrease) in income taxes
resulting from:
State, net of federal benefit	3,185	2,897	2,801
Nondeductible expenses	188	169	153
Insurance expense	26	(133)	108
Other, net	57	62	(614)
Unrecognized tax benefits	85	660	3,032
Expiration of statute of limitations	(3,992)	(3,721)	(1,553)
	(451)	(66)	3,927
Effective income tax expense	$33,807	$28,272	$27,607

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price.  During 2011, 2010 and 2009, $(52,000), $154,000, and $1,566,000, respectively, attributable to the tax benefit of stock options exercised and restricted stock, was credited to additional paid-in capital.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, December 31, 2008	$7,694	$11,427	$4,380	$15,807
Additions based on tax positions related to the current year	323	4,558	487	5,045
Additions for tax positions of prior years	3,877	2,231	1,103	3,334
Reductions for statute of limitation expirations	−	(941)	(612)	(1,553)
Balance, December 31, 2009	11,894	17,275	5,358	22,633
Additions based on tax positions related to the current year	−	1,094	144	1,238
Reductions for tax positions of prior years	(1,510)	(1,356)	67	(1,289)
Reductions for statute of limitation expirations	(295)	(2,502)	(1,219)	(3,721)
Balance, December 31, 2010	10,089	14,511	4,350	18,861
Additions based on tax positions related to the current year	−	1,452	183	1,635
Additions for tax positions of prior years	(70)	189	(449)	(260)
Reductions for statute of limitation expirations	(93)	(2,387)	(1,605)	(3,992)
Balance, December 31, 2011	$9,926	$13,765	$2,479	$16,244

During the year ended December 31, 2011, we have recognized a $2,387,000 decrease in unrecognized tax benefits (including $-0- of temporary differences and $2,387,000 of permanent differences) and an accompanying $1,605,000 decrease of related interest and penalties due to the effect of statute of limitations lapse.  The favorable impact on our tax provision was $3,992,000 composed of $2,387,000 tax and $1,605,000 interest and penalties on permanent differences and $-0- interest and penalties on temporary differences.

At December 31, 2011, we had $13,765,000 of unrecognized tax benefits, composed of $9,308,000 of deferred tax assets and $4,457,000 of permanent differences.  Accrued interest and penalties of $2,479,000 related to unrecognized tax benefits at December 31, 2011.  Unrecognized tax benefits of $4,457,000, net of federal benefit, at December 31, 2011, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,650,000 relate to these permanent differences at December 31, 2011.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning December 31, 2011, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,310,000, composed of temporary differences of $-0-, and permanent differences of $2,310,000.  Interest and penalties of $662,000 relate to these permanent difference changes within 12 months beginning December 31, 2011.

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

At December 31, 2010, we had $14,511,000 of unrecognized tax benefits, composed of $9,048,000 of deferred tax assets and $5,463,000 of permanent differences.  Accrued interest and penalties of $4,350,000 related to unrecognized tax benefits at December 31, 2010.  Unrecognized tax benefits of $5,463,000, net of federal benefit, at December 31, 2010, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,931,000 relate to these permanent differences at December 31, 2010.

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

At December 31, 2009, we had $17,275,000 of unrecognized tax benefits, composed of $10,618,000 of deferred tax assets and $6,658,000 of permanent differences.  Accrued interest and penalties payable of $5,358,000 relate to unrecognized tax benefits at December 31, 2009.  Unrecognized tax benefits of $6,658,000, net of federal benefit, at December 31, 2009, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,489,000 relate to these permanent differences at December 31, 2009.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.  Interest and penalties expense (benefit) was $(1,871,000); $(1,008,000); and $978,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2008 (with few state exceptions).  Currently, there are no U.S. federal and one state return under examination.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan ("the 2005 Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  At December 31, 2011, 30,000 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan ("the 2010 Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  At December 31, 2011, 534,048 shares were available for future grants under the 2010 Plan.

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

Compensation expense is recognized only for the awards that ultimately vest.  Stock-based compensation totaled $2,751,000, $321,000, and $1,134,000 for the years ended December 31, 2011, 2010, and 2009, respectively.  The expense for the 2011 year consisted of $2,545,000 for stock options and $206,000 for restricted stock.  Stock-based compensation expense for the 2011 year increased $1,462,000 due to the Company granting 1,200,000 options to purchase shares of stock in March 2011.  The vesting period for these options is five years and expires February 2016.  The expense for the 2011 year also increased $771,000 due to the Company choosing to accelerate the vesting date of options to purchase 158,000 shares of stock that were granted in June 2010.  The options had an original vesting date in June 2015.  Tax deductions totaled $1,054,000, $691,000, and $9,057,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

At December 31, 2011, we had $7,972,000 of unrecognized compensation cost related to unvested stock-based compensation awards, which consisted of $7,279,000 for stock options and $693,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 4.2 years for stock options and 1.8 years for restricted stock.  Stock-based compensation is included in salaries, wages and benefits in the consolidated statements of income.

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

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.02%	1.88%	0.96%
Expected volatility	23.7%	25.3%	29.1%
Expected life, in years	4.8 years	4.5 years	2.0 years
Expected dividend yield	3.62%	3.55%	2.99%
Expected forfeiture rate	0.00%	0.00%	0.00%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value
Options outstanding at December 31, 2008	992,196	$30.55	$	−
Options granted	113,914	37.37		−
Options exercised	(685,805)	22.44		−
Options cancelled	(35,000)	55.00		−
Options outstanding at December 31, 2009	385,305	44.78		−
Options granted	180,485	35.55		−
Options exercised	(72,149)	36.69		−
Options cancelled	(21,314)	32.01		−
Options outstanding at December 31, 2010	472,327	43.07		−
Options granted	1,264,719	46.58		−
Options exercised	(224,969)	37.30		−
Options cancelled	(30,000)	44.25		−
Options outstanding at December 31, 2011	1,482,077	$46.92		$258,000

Options exercisable	282,077	$47.89		$258,000

Options Outstanding December 31, 2011	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
61,457	$37.70	$37.70	2.3
1,245,000	$45.80 - $46.69	$46.66	4.2
175,620	$51.50 - $52.50	$51.99	0.8
1,482,077		$46.84	3.7

At December 31, 2011, 282,077 options outstanding are exercisable.  Exercise prices on the options range from $37.70 to $52.50.  The weighted average remaining contractual life of all options outstanding at December 31, 2011 is 3.7 years.  The total intrinsic value of shares exercised during the year ended December 31, 2011 was $1,188,000.

Restricted Stock

The following table summarizes our restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested restricted shares at December 31, 2009	–	$–	–
Award shares granted	30,000	34.46	–
Award shares vested	–	–	–
Unvested restricted shares at December 31, 2010	30,000	34.46	–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Unvested restricted shares at December 31, 2011	24,000	$34.46	$179,000

The weighted average remaining contractual life of restricted stock at December 31, 2011 is 1.8 years.

Note 15 - Contingencies and Guarantees

Accrued Risk Reserves

We are self-insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $98,732,000 and $105,549,000 at December 31, 2011 and 2010, respectively.  This liability is classified as current based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets.  The amounts are subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financial statements as other revenues for 2011, 2010 and 2009, respectively, are $4,910,000, $5,122,000, and $2,687,000.  Associated losses and expenses are reflected in the consolidated financial statements as salaries, wages and benefits.

General and Professional Liability Lawsuits and Insurance

The long term care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2011, we and/or our managed centers are currently defendants in 30 such claims covering the years 2005 through December 31, 2011.

In 2002, due to the unavailability and/or prohibitive cost of third-party professional liability insurance coverage, we established and capitalized a wholly-owned licensed liability insurance company incorporated in the Cayman Island, for the purpose of managing our losses related to these risks.  Thus, since 2002, insurance coverage for incidents occurring at all NHC owned providers, and most providers managed by us, is provided through this wholly-owned insurance company.

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly-owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005-2007, $9.0 million annual excess in the aggregate for years 2008-2010 and $4.0 million excess per occurrence for 2011.

Beginning in 2008 and continuing through 2011, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly-owned captive insurance company.

For these professional liability insurance operations, the premium revenues reflected in the consolidated financial statements as other revenues for 2011, 2010 and 2009, respectively, are $4,383,000, $4,443,000, and $4,646,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as other operating costs and expenses.

Debt Guarantees

At December 31, 2011, no agreement to guarantee the debt of other parties exists.

Other Matters

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company has responded to the demand and complied as required with the terms of the demand.

Note 16 – Equity Method Investment in Caris HealthCare, L.P.

As of December 31, 2011, we have a 64.4% non-controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings.  At December 31, 2011, we acquired an additional 7.5% limited partnership interest in Caris, which increased our non-controlling ownership interest from 56.9% to 64.4%.  Effective January 1, 2012, we acquired an additional 2.7% limited partnership interest in Caris, which will bring our total non-controlling ownership interest to 67.1%.  See Note 17 for further disclosure of our acquisitions in Caris.

The carrying value of our investment is $18,912,000 and $12,797,000 at December 31, 2011 and 2010, respectively.  The carrying amounts are included in investments in limited liability companies and other in the consolidated balance sheets.  Summarized financial information of Caris for the years ended December 31, 2011, 2010, and 2009 is provided below.

	December 31,
	2011	2010	2009
	( in thousands)
Current assets	$18,209	$20,257	$27,289
Noncurrent assets	1,142	599	816
Liabilities	7,814	7,988	7,563
Partners’ capital	11,537	12,868	20,542
Revenue	44,454	43,896	44,086
Expenses	28,055	26,200	26,929
Net income	16,399	17,696	17,157

Consolidation Considerations

Due to our increased ownership percentage in Caris during the 2011 and 2010 years, we have considered whether Caris should be consolidated by NHC under the guidance provided in ASC Topic 810, Consolidation.  We do not consolidate Caris because (1) Caris’ equity at risk is sufficient to finance its activities without additional subordinated financial support, (2) the general partner of the Partnership has the power to direct the activities that most significantly impact the economic performance of Caris, and (3) the equity holders of Caris possess the characteristics of a controlling financial interest, including voting rights that are proportional to their economic interests.  Supporting the assertions above is the following:  (1) the ownership percentage of the general partner did not change and remains equally divided between NHC and another party, (2) the general partner manages and controls the Partnership with full and complete discretion, and (3) the limited partners have no right or power to take part in the control of the business of the Partnership, which is where our ownership percentage increase occurred.

Note 17- Acquisitions of Healthcare Centers, Homecare and Hospice Businesses

Current Year Acquisition

At December 31, 2011, we entered into an agreement with Caris and other related agreements with Caris and Norman C. McRae ("McRae") in which we acquired an additional 7.5% limited partnership interest in Caris from McRae in exchange for $7,500,000.  The additional limited partnership interest brings our total ownership in Caris from 56.9% to 64.4% at December 31, 2011.  Among the related agreements is also an option to purchase an additional 7.5% limited partnership interest in Caris from McRae for $7,500,000 on or before December 31, 2012.  Furthermore, on January 1, 2012, NHC assigned its membership interest in Solaris Hospice to Caris in exchange for an additional 2.7% limited partnership interest.  As a result of these two agreements, NHC will be a 67.1% limited partner of Caris effective January 1, 2012.

Prior Year Acquisitions

On December 1, 2010, we purchased certain assets and assumed certain liabilities of two 120-bed skilled nursing and rehabilitation facilities in Macon, Missouri and Osage Beach, Missouri.  The consideration we gave for the purchase was the outstanding first mortgage bonds of the centers that were held by us.  The first mortgage bonds had a face value of approximately $4,500,000 but had previously been written down.  Therefore, as a result of acquiring the properties, we recorded a recovery of assets in the amount of $3,563,000 as of December 31, 2010. The recovery of assets is classified as non-operating income in the consolidated statements of income.   The operating results of the two facilities have been included in the consolidated financial statements since December 1, 2010, the acquisition date.

Also on December 1, 2010, we entered into an operating agreement to lease a 120-bed skilled nursing and rehabilitation facility in Springfield, Missouri.  The terms of the lease include a ten year lease and include five additional, five year lease options as well as a purchase option.  Although we signed an operating agreement to lease the facility, the lease and financial consideration given was structured in a way such that the owner of the real estate is considered a variable interest entity for which we have determined NHC to be the primary beneficiary.  Therefore, in accordance with ASC Topic 810, Consolidation, we have recorded the real property of the facility, as well as the operating results, in our consolidated financial statements effective December 1, 2010 and for the year ended December 31, 2011.  We recorded financial assets in the amount of $4,500,000 for land, building and improvements related to the real property.  See Note 18 for additional disclosure regarding the variable interest entity.

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

Note 18 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary.  The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE.  At December 31, 2011, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

On December 1, 2010, we signed an operating agreement to lease Springfield Rehabilitation and Heath Care Center, a 120-bed skilled heath care center located in Springfield, Missouri.  The terms of the lease include a ten year lease and include five additional, five year lease options as well as a purchase option.  The operating lease agreement was established on the same date third party owners purchased the real estate of the 120-bed skilled health care center.  The third party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note.  The risks and rewards associated with the operations of the health care center and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC.  At December 31, 2011 and 2010, the $4,500,000 mortgage note receivable from the third party owners is eliminated in our consolidated financial statements.  Land and buildings and improvements of $4,500,000 have been recorded in our consolidated financial statements, as well as the operations of the center since December 1, 2010, because we are the primary beneficiary in the relationship.

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

Note 20 – Series B Junior Participating Preferred Stock

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

Note 21 - Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Operating Revenues	$192,948	$190,783	$197,064	$192,742
Income Before Non-Operating Income	25,881	17,040	17,944	16,481
Non-Operating Income	4,561	5,155	5,140	5,677
Net Income	18,724	13,611	17,211	14,526
Preferred Dividends	2,168	2,168	2,167	2,168
Net Income Available to Common Stockholders	16,556	11,443	15,044	12,358
Basic Earnings Per Share	1.21	.83	1.09	.89
Diluted Earnings Per Share	1.15	.83	1.05	.88

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Operating Revenues	$173,324	$176,922	$178,551	$191,856
Income Before Non-Operating Income	12,239	14,618	14,270	16,500
Non-Operating Income	4,575	4,959	5,424	8,382
Net Income	10,407	11,850	15,083	15,355
Preferred Dividends	2,168	2,168	2,169	2,168
Net Income Available to Common Stockholders	8,239	9,682	12,914	13,187
Basic Earnings Per Share	.60	.70	.95	.97
Diluted Earnings Per Share	.60	.70	.95	.97

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2011, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).   We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  We have concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National HealthCare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, National HealthCare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National HealthCare Corporation as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended and our report dated February 17, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 17, 2012

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2012 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our definitive 2012 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our definitive 2012 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2012 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our definitive 2012 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)

(1)

Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)

Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance- Beginning of Period	Charged to Costs and Expenses		Charged to other Accounts	Deductions	Balance- End of Period
For the year ended December 31, 2009
Allowance for doubtful accounts	$5,017	$1,121		$–	$2,636(1)	$3,502
Accrued risk reserve	$106,000	$47,450		$–	$45,994	$107,456

For the year ended December 31, 2010
Allowance for doubtful accounts	$3,502	$2,256	$	−	$1,816(1)	$3,942
Accrued risk reserve	$107,456	$48,076	$	−	$50,473	$105,059

For the year ended December 31, 2011
Allowance for doubtful accounts	$3,942	$2,430	$	−	$2,659(1)	$3,713
Accrued risk reserve	$105,059	$46,519	$	−	$52,846	$98,732

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

NATIONAL HEALTHCARE CORPORATION

Date: February 16, 2012	BY: /s/ Robert G. Adams
Robert G. Adams
Chairman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 16, 2012	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: February 16, 2012	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer
(Principal Financial Officer)

Date: February 16, 2012	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 16, 2012	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 16, 2012	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: February 16, 2012	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 16, 2012	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Director

Date: February 16, 2012	/s/ Lawrence C. Tucker
Lawrence C. Tucker
Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2011
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

2.1	Agreement and Plan of Merger, dated December 20, 2006, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the SEC on December 20, 2006

2.2	Amendment and Waiver No. 1 to Agreement and Plan of Merger, dated April 6, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 11, 2007

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated August 3, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on August 6, 2007

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

Exhibit No.	Description	Page No. or Location
3.5	By-laws	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement-Prospectus), amended, Registration No. 333-37185, (December 5, 1997)

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.2	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

4.3	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

10	Material Contracts	Incorporated by reference from Exhibits 10.1 thru 10.9 attached to Form S-4, (Proxy Statement-Prospectus), as amended, Registration No. 333-37185 (December 5, 1997)

10.11	Employee Stock Purchase Plan	Specifically incorporated by reference to Exhibit A attached to Form S-4), Proxy Statement-Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

Exhibit No.	Description	Page No. or Location
10.12	1997 Stock Option Plan	Incorporated by reference from 1997 Proxy Statement/Prospectus filed on December 5, 1997

10.13	2004 Non-Qualified Stock Option Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.14	2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.15	Amendment No. 1 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.15 from 2005 Form 10-K filed March 16, 2006

10.16	Amendment No. 2 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.16 from 2005 Form 10-K filed March 16, 2006

10.17	Amendment No. 3 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.17 from 2005 Form 10-K filed March 16, 2006

10.18	Amendment No. 4 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.18 from 2005 Form 10-K filed March 16, 2006

10.19	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10-K filed March 16, 2006

10.20	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10-K filed March 16, 2006

10.21	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10-K filed March 16, 2006

10.22	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10-K filed March 16, 2006

Exhibit No.	Description	Page No. or Location
10.23	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10-K filed March 16, 2006

10.24	Letter Agreement dated December 15, 2006, between NHC and AdamsMark, L.P.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 16, 2007

10.25	2002 Stock Option Plan	Incorporated by reference to Exhibit B to Schedule 14A filed on March 1, 2002

10.24	Credit Agreement, dated October 30, 2007, between National HealthCare Corporation and Bank of America, N.A	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on November 2, 2007

10.25	First Amendment to Credit Agreement dated October 28, 2009 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 17, 2009

10.26	Second Amendment to Credit Agreement dated October 27, 2010 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 27, 2010.

10.27	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

10.28	Amended NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Exhibit B to 2010 Proxy Statement filed April 1, 2010.

10.29	Third Amendment to Credit Agreement dated October 26, 2010 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 26, 2010

10.30	Fourth Amendment to Credit Agreement dated October 25, 2011 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 25, 2011

Exhibit No.	Description	Page No. or Location

14	Code of Ethics	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133-1398 Telephone (615) 890-2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith