Form 10-Q
period 2012-03-31
NATIONAL HEALTHCARE CORP
filed 2012-05-03
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

13,982,888 shares of common stock of the registrant were outstanding as of May 2, 2012

TABLE OF CONTENTS

Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31
	2012	2011
REVENUES:
Net patient revenues	$176,113	$177,553
Other revenues	13,973	15,395
Net operating revenues	190,086	192,948

COSTS AND EXPENSES:
Salaries, wages and benefits	106,471	108,762
Other operating	51,528	41,389
Facility rent	9,847	9,865
Depreciation and amortization	7,380	6,962
Interest	118	89
Total costs and expenses	175,344	167,067

Income Before Non-Operating Income	14,742	25,881
Non-Operating Income	5,868	4,561

Income Before Income Taxes	20,610	30,442
Income Tax Provision	(7,934)	(11,718)
Net Income	12,676	18,724

Dividends to preferred stockholders	(2,168)	(2,168)

Net income available to common stockholders	$10,508	$16,556

Earnings Per Common Share:
Basic	$0.76	$1.21
Diluted	$0.76	$1.15

Weighted Average Common Shares Outstanding:
Basic	13,840,079	13,680,135
Diluted	13,908,274	16,327,236

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(Unaudited – in thousands)

	Three Months Ended March 31
	2012	2011
Net Income	$12,676	$18,724

Other comprehensive income:
Unrealized gains on investments in marketable securities	7,969	5,644

Income tax expense related to items of other comprehensive income	(3,110)	(2,205)

Other comprehensive income, net of tax	4,859	3,439

Comprehensive Income	$17,535	$22,163

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$59,714	$61,008
Restricted cash and cash equivalents	53,186	50,587
Marketable securities	93,074	85,051
Restricted marketable securities	85,207	83,625
Accounts receivable, less allowance for doubtful accounts of $3,735 and $3,713, respectively	70,360	69,635
Inventories	6,938	7,419
Prepaid expenses and other assets	2,779	1,082
Federal income tax receivable	-	3,779
Total current assets	371,258	362,186

Property and Equipment:
Property and equipment, at cost	661,702	659,523
Accumulated depreciation and amortization	(236,987)	(229,872)
Net property and equipment	424,715	429,651

Other Assets:
Deposits	455	397
Goodwill	17,600	20,320
Notes receivable	22,279	22,449
Deferred income taxes	10,374	10,167
Investments in limited liability companies	27,601	20,502
Total other assets	78,309	73,835
Total assets	$874,282	$865,672

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2011 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$10,108	$9,834
Accrued payroll	37,418	54,063
Amounts due to third party payors	16,991	16,807
Accrued risk reserves	99,695	98,732
Deferred income taxes	17,238	14,526
Other current liabilities	16,990	15,583
Dividends payable	6,411	6,362
Total current liabilities	204,851	215,907

Long-Term Debt, less Current Portion	10,000	10,000
Other Noncurrent Liabilities	16,104	16,244
Deferred Revenue	14,295	11,785

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized;10,838,490 shares issued and outstanding; stated at liquidation of $15.75 per share	170,515	170,515
Common stock, $.01 par value; 30,000,000 shares authorized; 13,982,788 and 13,862,738 shares, respectively, issued and outstanding	139	138
Capital in excess of par value	145,306	139,183
Retained earnings	271,511	265,198
Accumulated other comprehensive income	41,561	36,702
Total stockholders’ equity	629,032	611,736
Total liabilities and stockholders’ equity	$874,282	$865,672

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2011 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2012	2011
Cash Flows From Operating Activities:	(in thousands)
Net income	$12,676	$18,724
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,380	6,962
Provision for doubtful accounts receivable	501	503
Equity in earnings of unconsolidated investments	(2,804)	(2,081)
Distributions from unconsolidated investments	16	823
Gains on sale of restricted marketable securities	(687)	(98)
Deferred income taxes	(605)	(165)
Stock-based compensation	543	984
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(2,836)	(5,584)
Accounts receivable	(3,037)	7,814
Income tax receivable	3,779	-
Inventories	481	154
Prepaid expenses and other assets	(1,724)	(1,719)
Trade accounts payable	384	152
Accrued payroll	(16,243)	(16,680)
Amounts due to third party payors	471	(746)
Other current liabilities and accrued risk reserves	2,370	(810)
Entrance fee deposits	(578)	(102)
Other noncurrent liabilities	(140)	35
Deferred income	3,088	3,228
Net cash provided by operating activities	3,035	11,394
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(2,972)	(6,160)
Investments in notes receivable	(200)	-
Collections of notes receivable	370	352
Change in restricted cash and cash equivalents	237	(2,043)
Purchase of restricted marketable securities	(24,343)	(12,220)
Sale of restricted marketable securities	23,394	13,570
Net cash used in investing activities	(3,514)	(6,501)
Cash Flows From Financing Activities:
Tax benefit from stock-based compensation	3	305
Dividends paid to preferred stockholders	(2,168)	(2,168)
Dividends paid to common stockholders	(4,146)	(3,804)
Issuance of common shares	5,578	5,953
Change in deposits	(82)	(153)
Net cash (used in) provided by financing activities	(815)	133
Net (Decrease) Increase in Cash and Cash Equivalents	(1,294)	5,026
Cash and Cash Equivalents, Beginning of Period	61,008	28,478
Cash and Cash Equivalents, End of Period	$59,714	$33,504

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	10,840,608	$170,548	13,637,258	$136	$128,061	$226,114	$36,287	$561,146
Net income	–	–	–	–	–	18,724	–	18,724
Other comprehensive income	–	–	–	–	–	–	3,439	3,439
Stock-based compensation	–	–	–	–	984	–	–	984
Tax benefit from exercise of stock options	–	–	–	–	305	–	–	305
Shares sold - options exercised	–	–	167,134	2	5,951	–	–	5,953
Shares issued in conversion of preferred stock to common stock	(468)	(7)	113	–	7	–	–	–
Dividends declared to preferred stockholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common stockholders ($0.28 per share)	–	–	–	–	–	(3,865)	–	(3,865)
Balance at March 31, 2011	10,840,140	$170,541	13,804,505	$138	$135,308	$238,805	$39,726	$584,518

Balance at December 31, 2011	10,838,490	$170,515	13,862,738	$138	$139,183	$265,198	$36,702	$611,736
Net income	–	–	–	–	–	12,676	–	12,676
Other comprehensive income	–	–	–	–	–	–	4,859	4,859
Stock-based compensation	–	–	–	–	543	–	–	543
Tax benefit from exercise of stock options	–	–	–	–	3	–	–	3
Shares sold – options exercised	–	–	120,050	1	5,577	–	–	5,578
Dividends declared to preferred stockholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common stockholders ($0.30 per share)	–	–	–	–	–	(4,195)	–	(4,195)
Balance at March 31, 2012	10,838,490	$170,515	13,982,788	$139	$145,306	$271,511	$41,561	$629,032

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of long-term health care services.  We operate or manage, through certain affiliates, 75 long-term health care centers with 9,450 beds in 10 states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of long-term health care centers.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all of our significant accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with limited need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited December 31, 2011 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.  Our audited December 31, 2011 consolidated financial statements are available at our web site: www.nhccare.com.

Basis of Presentation

The unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of NHC.  All significant intercompany transactions and balances have been eliminated in consolidation.  We assume that users of these interim financial statements have read or have access to the audited December 31, 2011 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

Revenue Recognition – Third Party Payors

Approximately 70% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $16,991,000 and $16,807,000 as of March 31, 2012 and December 31, 2011, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of March 31, 2012, we and/or our managed centers are defendants in 27 such claims inclusive of years 2005 through March 31, 2012.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other.”  The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary.  This accounting standard update became effective beginning in our first quarter of fiscal 2012.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, which is included in Codification under ASC 220, “Comprehensive Income”. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update became effective beginning in our first quarter of fiscal 2012. In December 2011, the FASB issued ASU No. 2011-12 which indefinitely defers the guidance related to the presentation of reclassification adjustments only. The adoption of this accounting standard update resulted in financial statement presentation changes only.

In May 2011, the FASB issued ASU No. 2011-04, which is included in the Codification under ASC 820, “Fair Value Measurement.”  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments became effective beginning in our first fiscal quarter of 2012.  The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Other revenues include the following:

	Three Months Ended March 31
(in thousands)	2012	2011
Insurance services	$3,925	$4,084
Management and accounting services fees	4,962	5,892
Rental income	4,761	4,859
Other	325	560
	$13,973	$15,395

Management Fees from National

Certain of our affiliates manage five long-term care centers owned by National Health Corporation ("National"). During the three months ended March 31, 2012 and 2011, we recognized management fees and interest on management fees of $861,000 and $906,000, respectively, from these centers.

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

Management Fees from Other Nursing Centers

We continue to manage eight long-term care centers (excluding the five National centers) for third-party owners where the management fees are recognized only when realized.  During the three months ended March 31, 2012 and 2011, we recognized $603,000 and $400,000, respectively, of management fees and interest from these eight long-term care centers.

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

Note 4 - Non-Operating Income

Non-operating income is outlined in the table below.  Non-operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on securities, and interest income.  Our most significant equity method investment is a 67.1% non-controlling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services.  See also Note 14 regarding the additional non-controlling ownership interest we obtained in Caris during the three months ended March 31, 2012.

	Three Months Ended March 31
(in thousands)	2012	2011
Equity in earnings of unconsolidated investments	$2,804	$2,081
Dividends and other net realized gains and losses on sales of securities	1,927	1,270
Interest income	1,137	1,210
	$5,868	$4,561

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

	Three Months Ended March 31
(in thousands, except for share and per share amounts)	2012	2011
Basic:
Weighted average common shares outstanding	13,840,079	13,680,135
Net income	$12,676	$18,724
Dividends to preferred stockholders	2,168	2,168
Net income available to common stockholders	$10,508	$16,556
Earnings per common share, basic	$.76	$1.21

Diluted:
Weighted average common shares outstanding	13,840,079	13,680,135
Dilutive effect of stock options	9,874	14,559
Dilutive effect of contingent issuable stock	50,143	-
Dilutive effect of restricted stock	8,178	8,769
Convertible preferred stock	-	2,623,773
Assumed average common shares outstanding	13,908,274	16,327,236

Net income available to common stockholders	$10,508	$16,556
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	-	2,168

Net income for diluted earnings per common share	$10,508	$18,724
Earnings per common share, diluted	$.76	$1.15

In the above table, options to purchase 1,330,114 and 1,394,251 shares of our common stock have been excluded for 2012 and 2011, respectively, due to their anti-dilutive impact.  We have excluded 2,623,348 of common shares issuable upon the conversion of preferred stock for the three months ended March 31, 2012 due to their anti-dilutive impact.

Note 7 - Investments in Marketable Securities

Our investments in marketable securities are classified as available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities and restricted marketable securities consist of the following:

	March 31, 2012		December 31, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$93,074	$30,176	$85,051
Restricted investments available for sale:
Corporate debt securities	34,877	35,567	33,426	34,074
Commercial mortgage-backed securities	31,495	32,358	33,275	33,904
U.S. Treasury securities	9,579	9,648	7,778	8,070
State and municipal securities	7,264	7,634	7,270	7,577
	$113,391	$178,281	$111,925	$168,676

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)

	March 31, 2012			December 31, 2011
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$79,543	1,630,642	$24,734	$71,716

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$5,038	$5,083	$5,280	$5,298
1 to 5 years	49,315	50,628	44,923	45,734
6 to 10 years	28,012	28,625	21,993	22,768
Over 10 years	850	871	9,553	9,825
	$83,215	$85,207	$81,749	$83,625

Gross unrealized gains related to available for sale securities are $65,109,000 and $57,138,000 as of March 31, 2012 and December 31, 2011, respectively.  Gross unrealized losses related to available for sale securities were $218,000 and $387,000 as of March 31, 2012 and December 31, 2011, respectively.

Proceeds from the sale of investments in marketable securities during the three months ended March 31, 2012 and 2011 were $23,394,000 and $13,570,000, respectively.  Investment gains of $687,000 and $98,000 were realized on these sales during the three months ended March 31, 2012 and 2011, respectively.

Note 8 - Fair Value Measurements

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of March 31, 2012.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2012.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long-term debt approximates fair value due to variable interest rates.  At March 31, 2012, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at March 31, 2012 and December 31, 2011 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2012	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$59,714	$59,714	$–	$–
Restricted cash and cash equivalents	53,186	53,186	–	–
Marketable equity securities	93,074	93,074	–	–
Corporate debt securities	35,567	–	35,567	–
Commercial mortgage-backed securities	32,358	–	32,358	–
U.S. Treasury securities	9,648	9,648	–	–
State and municipal securities	7,634	–	7,634	–
Total financial assets	$291,181	$215,622	$75,559	$–

	Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$61,008	$61,008	$–	$–
Restricted cash and cash equivalents	50,587	50,587	–	–
Marketable equity securities	85,051	85,051	–	–
Corporate debt securities	34,074	–	34,074	–
Commercial mortgage-backed securities	33,904	–	33,904	–
U.S. Treasury securities	8,070	8,070	–	–
State and municipal securities	7,577	–	7,577	–
Total financial assets	$280,271	$204,716	$75,555	$–

Note 9 - Long-Term Debt

Long-term debt consists of the following:

	Weighted Average Interest Rate	Maturities	Long-Term Debt
(dollars in thousands)			3/31/12	12/31/11
Revolving Credit Facility, interest payable monthly	Variable, 0.9%	2012	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

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

The Credit Facility matures on October 25, 2012.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender there is any question about renewal, there has been no commitment at this time.  If the Lender elects to consent to such extension, subject to certain conditions, the maturity date will be extended to the date which is 364 days after the then maturity date.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  At March 31, 2012, 30,000 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  The shares granted during the three months ended March 31, 2012 were made available through the Employee Stock Purchase Plan.  At March 31, 2012, 507,554 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock-based compensation totaled $543,000 and $984,000 for the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, we had $7,646,000 of unrecognized compensation cost related to unvested stock-based compensation awards, which consisted of $7,005,000 for stock options and $641,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 3.9 years for stock options and 1.6 years for restricted stock.  Stock-based compensation is included in “Salaries, wages and benefits” in the Interim Condensed Consolidated Statements of Income.

Stock Options

The following table summarizes the assumptions used to value the options granted for the three months ended March 31, 2012 and for the year ended December 31, 2011.

	2012	2011
Risk-free interest rate	0.12%	2.02%
Expected volatility	52.85%	23.7%
Expected life, in years	1 year	4.8 years
Expected dividend yield	2.93%	3.62%
Expected forfeiture rate	0.00%	0.00%

The following table summarizes our outstanding stock options for the three months ended March 31, 2012 and for the year ended December 31, 2011.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	472,327	$43.07	$-
Options granted	1,264,719	46.58	-
Options exercised	(224,969)	37.30	-
Options cancelled or expired	(30,000)	44.25	-
Options outstanding at December 31, 2011	1,482,077	46.92	-
Options granted	26,494	42.99	-
Options exercised	(120,050)	46.46	-
Options cancelled or expired	-	-	-
Options outstanding at March 31, 2012	1,388,521	$46.88	$527,000

Options exercisable at March 31, 2012	279,027	$48.00	$459,000

Options Outstanding March 31, 2012	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
58,407	$37.70	$37.70	2.1
1,154,494	$42.99-$46.69	$46.57	3.9
175,620	$51.50-$52.50	$51.99	0.6
1,388,521		$46.88	3.4

Restricted Stock

The following table summarizes our restricted stock activity for the three months ended March 31, 2012 and for the year ended December 31, 2011.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested restricted shares at December 31, 2010	30,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Unvested restricted shares at December 31, 2011	24,000	34.46	–
Award shares granted	–	–	–
Award shares vested	–	–	–
Unvested restricted shares at March 31, 2012	24,000	$34.46	$266,000

The weighted average remaining contractual life of restricted stock at March 31, 2012 is 1.6 years.

Note 12 – Accounting for Uncertainty in Income Taxes

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

At March 31, 2012, we had $13,747,000 of unrecognized tax benefits, composed of $9,290,000 of deferred tax assets and $4,457,000 of permanent differences.  Accrued interest and penalties of $2,357,000 relate to unrecognized tax benefits at March 31, 2012.  Unrecognized tax benefits of $4,457,000, net of federal benefit, at March 31, 2012, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,767,000 relate to these permanent differences at March 31, 2012.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months beginning March 31, 2012, except for the effect of decreases related to the lapse of statute of limitations estimated at $4,309,000, composed of temporary differences of $1,999,000, and permanent tax differences of $2,310,000.  Interest and penalties of $894,000 relate to these temporary and permanent difference changes within 12 months beginning March 31, 2012.

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

Note 13 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $99,695,000 and $98,732,000 at March 31, 2012 and December 31, 2011, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income within "Other Revenues" for the three months ended March 31, 2012 and 2011, respectively, are $1,349,000 and $1,302,000.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

General and Professional Liability Lawsuits and Insurance

The long term care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of March 31, 2012, we and/or our managed centers are currently defendants in 27 such claims covering the years 2005 through March 31, 2012.

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

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly-owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005-2007, $9.0 million annual excess in the aggregate for years 2008-2010 and $4.0 million excess per occurrence for 2011-2012.

Beginning in 2008 and continuing through March 31, 2012, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly-owned captive insurance company.

For these professional liability insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income as "Other Revenues" for the three months ended March 31, 2012 and 2011, respectively, are $1,051,000 and $1,096,000.  Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

Other Matters

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company has responded to the demand and complied as required with the terms of the demand.

Note 14 – Assignment of Hospice Business

On January 1, 2012, NHC assigned its membership interest in Solaris Hospice to Caris in exchange for an additional 2.7% limited partnership interest.  As a result of the assignment, NHC now has a 67.1% non-controlling ownership interest in Caris.  At January 1, 2012, the carrying value of the assets and liabilities of the eight Solaris Hospice entities was $4,311,000.  In accordance with ASC 810, "Consolidation", the carrying values were reclassified to “investments in limited liability companies” in our interim condensed consolidated balance sheets.  Of the carrying values that were reclassified, $2,945,000 was previously recorded goodwill.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of long-term health care services.  We operate or manage, through certain affiliates, 75 long-term health care centers with 9,450 beds in 10 states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of long-term health care centers.

Summary of Goals and Areas of Focus

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.

Medicare Reimbursement Rate Changes

In July 2011, the Centers for Medicare and Medicaid Services ("CMS") announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011.  We estimate the resulting decrease in revenue from the fiscal year 2012 Medicare rate changes will be approximately $24,000,000 annually, or $6,000,000 quarterly.  Furthermore, changes in government requirements for providing therapy services are estimated to increase our operating costs by approximately $6,000,000 annually, or $1,500,000 per quarter.  We have implemented and continue to implement cost saving measures to help mitigate a portion of the revenue decrease and cost increase, but we are also committed to maintaining the quality of care to our patients.

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

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $99,695,000 at March 31, 2012 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund substantially all of our professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There have been no significant changes during the three month period ended March 31, 2012 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2011 Annual Report on Form 10-K filed with the SEC.

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

Federal Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which represents significant changes to the current U.S. health care system (collectively the "Acts"). The Acts affect aging services providers, our partners (employees) and our patients and residents in a multitude of ways.  We have evaluated the provisions of the Acts and do not expect material effects on our results of operations, liquidity and cash flows in 2012.  We anticipate many of the provisions of the Acts may be subject to further clarification and modification through the rule-making process.  It is uncertain at this time the effect the Acts and their modifications will have on our future results of operations or cash flows.

In August 2011 and pursuant to the Budget Control Act of 2011, Congress created a 12-member bipartisan committee called the Joint Select Committee on Deficit Reduction, or the Joint Committee. The Joint Committee was charged with issuing a formal recommendation by November 23, 2011 on how to reduce the federal deficit by at least $1.5 trillion over the next ten years.  The Committee concluded their work in November and was not able to reach a bipartisan agreement before the Committee’s deadline period.  This failure by the Committee is scheduled to trigger automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers.  We are unable to predict the financial impact, if enacted, of the automatic payment cuts beginning in 2013.  However, such impact may be adverse and material to our future results of operations and cash flows.

Medicare

In July 2011, CMS issued a final rule providing a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS's fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS's fiscal year 2011 (which ended September 30, 2011).  The 11.1% reduction is on a net basis, after the application of a 2.7% market basket increase less a 1.0% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 ("PPACA").  The final CMS rule also adjusts the method by which group therapy is counted for reimbursement purposes, and changes the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.  We continue to anticipate that, assuming other factors remain constant, the resulting decrease in revenue from the fiscal year 2012 Medicare rate changes will be approximately $24,000,000 annually, or $6,000,000 per quarter.  Furthermore, changes in government requirements for providing therapy services are estimated to increase our operating costs by approximately $6,000,000 annually, or $1,500,000 per quarter. The effect of the rate changes on our revenues is dependent upon our census and the mix of our patients at the PPS pay rates.  We have implemented and continue to implement cost saving measures to help mitigate the effects of a portion of the revenue decrease and cost increase, but we are also committed to maintaining the quality of care to our patients.  The PPS rates had a net market basket increase of 2.3% for CMS’s fiscal year 2011.

For the first three months of 2012, our average Medicare per diem rate decreased 4.5% compared to the same period in 2011.  The decrease is due to the October 1, 2011 rate reductions, but offset by the increased acuity levels of the patients in our skilled nursing centers.

Effective January 1, 2012, CMS issued a final ruling for homecare programs which stated an approximate 2.4% rate reduction from the 2011 HH PPS rates.  The 2.4% rate reduction impacts individual providers unevenly.  Per the final ruling, providers with high volume of therapy cases may see greater net rate reductions while others with non-therapy patients may see a negligible overall reduction in revenue or a slight increase.  We estimate the effect of the revenue decrease for NHC homecare programs to be approximately $2,600,000 annually, or $650,000 per quarter.

Medicaid

No rate increases or decreases were implemented for the fiscal year beginning July 1, 2011 for the Medicaid program in the state of Tennessee.  Tennessee, however, did implement a 4.25% rate reduction beginning January 1, 2012.  We estimate the resulting decrease in revenue in Tennessee will be approximately $2,600,000 annually, or $650,000 per quarter.

In February 2012 and effective retroactively to October 1, 2011, the state of Missouri’s Medicaid program announced a net $6.00 per patient day increase in their Medicaid rates.  We estimate the resulting increase in revenue will be approximately $1,720,000 annually, or $430,000 per quarter.

On April 7, 2011, effectively immediately, South Carolina implemented a three percent Medicaid rate reduction.  We estimate the resulting decrease in revenue for the first three months of 2012 compared to the same 2011 three month period was approximately $370,000.

For the first three months of 2012, our average Medicaid per diem overall decreased by 0.8% compared to the same period in 2011.  We face challenges with respect to states’ Medicaid payments because many states currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Results for the three month period ended March 31, 2012 include a 1.5% decrease in net operating revenues and a 32.3% decrease in income before taxes compared to the same period in 2011.  For comparative purposes, other operating expenses for the 2011 three month period included favorable results within our accrued risk reserves of $10,500,000.  Excluding this adjustment, the quarter ended March 31, 2012 would have reflected an increase of 3.3% in income before taxes compared to the same period in 2011.

Net patient revenues decreased $1,440,000 or 0.8% compared to the same period last year.  The decrease in net patient revenues is primarily due from the assignment of our Solaris Hospice business to Caris effective January 1, 2012.  There were $0 and $3,869,000 of net patient revenues recorded for the eight Solaris Hospice entities for the three months ended March 31, 2012 and 2011, respectively.  The earnings in equity recorded from Caris is presented in “non-operating income” in our interim condensed consolidated statements of income.  The two newly constructed assisted living communities helped increase net patient revenues approximately $1,102,000.

Medicare, Managed Care and Medicaid per diem rates decreased 4.5%, 3.5% and 0.8%, respectively, compared to the quarter a year ago.  The per diem rate decreases are due to the various rate reductions, but offset by the increased acuity levels of the patients in our skilled nursing centers.

The total census at owned and leased long-term health care centers for the quarter averaged 91.1% compared to an average of 91.1% for the same quarter a year ago.

Other revenues decreased $1,422,000 or 9.2% in the three month 2012 period to $13,973,000 from $15,395,000 in the 2011 three-month period.  The decrease in other revenues is primarily due to the decreased collections of management and accounting services fees of $930,000, as further detailed in Note 3 of our interim condensed consolidated financial statements.

Non-operating income increased by $1,307,000 to $5,868,000 in the three month 2012 period in comparison to $4,561,000 for the three-month 2011 period, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase ($723,000) is primarily due to our investment in Caris, including our increased non-controlling ownership interest effective January 1, 2012.

Total costs and expenses for the 2012 first quarter compared to the 2011 first quarter increased $8,277,000 or 5.0% to $175,344,000 from $167,067,000.  Salaries, wages and benefits, the largest operating costs of this service company, decreased $2,291,000 or 2.1% to $106,471,000 from $108,762,000.  Other operating expenses increased $10,139,000 or 24.5% to $51,528,000 for the 2012 period compared to $41,389,000 for the 2011 period.  Facility rent expense decreased $18,000 or 0.2% to $9,847,000.  Depreciation and amortization increased 6.0% to $7,380,000.

The decrease in salaries, wages and benefits is primarily due to the cost saving measures implemented at our skilled nursing facilities ($3,795,000).  The assignment of our Solaris Hospice entities to Caris also decreased salaries and wages $1,486,000 compared to same period in 2011. We had increased costs for therapist services of $2,242,000, which offsets these decreases.

The increase in other operating expenses is primarily due to the 2011 three month period having a favorable adjustment within the accrued risk reserves of $10,500,000, thus lowering the prior year expense by this amount.  Excluding this adjustment, other operating expenses for the 2012 three month period would have decreased $361,000 and would be comparable to the 2011 three month period.

The income tax provision for the three months ended March 31, 2012 is $7,934,000 (an effective income tax rate of 38.5%, which is consistent with management expectations).  The income tax provision and effective tax rate for the three months ended March 31, 2012 were favorably impacted by adjustments to unrecognized tax benefits of $50,000 and unfavorably impacted by permanent differences including nondeductible expenses of $78,000 resulting in an increase in the provision.  The income tax provision for the three months ended March 31, 2011 was $11,718,000 (an effective tax rate of 38.5%).  The income tax provision and effective tax rate for the three months ended March 31, 2011 were unfavorably impacted by permanent differences including non-deductible expenses.

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

	Three Months Ended March 31		Three Month Change
	2012	2011	$	%
Cash and cash equivalents at beginning of period	$61,008	$28,478	$32,530	114.2%

Cash provided by operating activities	3,035	11,394	(8,359)	(73.4)%

Cash used in investing activities	(3,514)	(6,501)	2,987	45.9%

Cash (used in) provided by financing activities	(815)	133	(948)	(712.8)%

Cash and cash equivalents at end of period	$59,714	$33,504	$26,210	78.2%

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 was $3,035,000 as compared to $11,394,000 in the same period last year.  Cash provided by operating activities consisted of net income of $12,676,000, adjustments for non-cash items of $4,344,000, and $13,985,000 used for working capital.  Cash used for working capital primarily consisted of a decrease in accrued payroll of $16,243,000.  The decrease in accrued payroll is due to the timing of payroll payments related to incentive compensation.

Investing Activities

 Cash used in investing activities totaled $3,514,000 and $6,501,000 for the three months ended March 31, 2012 and 2011, respectively.  Cash used for property and equipment additions was $2,972,000 for the three months ended March 31, 2012 and $6,160,000 in the comparable period in 2011.  Cash provided by net collections of notes receivable was $170,000 in 2012 compared to $352,000 in 2011. Purchases and sales of restricted marketable securities resulted in a net use of cash of $712,000 for the 2012 period compared to $693,000 for the 2011 period.

Financing Activities

Net cash used in financing activities totaled $815,000 for the three months ended March 31, 2012 compared to cash provided by financing activities of $133,000 in the same period in 2011.  Cash used for dividend payments to common and preferred stockholders totaled $6,314,000 in the current year period.  In the prior period, cash used for dividend payments to common and preferred stockholders totaled $5,972,000.  In the current period, $5,578,000 of cash was provided by the issuance of common stock.  In the prior period, cash of $5,953,000 was provided by the issuance of common stock.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2012 are as follows (in thousands):

	Total		1 year		1-3 Years		3-5 Years	After 5 Years
Long-term debt – principal	$10,000	$	−	$	−	$	−	$10,000
Long-term debt – interest	1,589		276		553		553	207
Operating leases	328,575		33,700		67,400		67,400	160,075
Total Contractual Cash Obligations	$340,164		$33,976		$67,953		$67,953	$170,282

Other noncurrent liabilities for uncertain tax positions of $4,457,000, attributable to permanent differences, at March 31, 2012 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 12 of the Interim Condensed Consolidated Financial Statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short-term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $59,714,000 at March 31, 2012, marketable securities of $93,074,000 at March 31, 2012 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.  We currently do not have any funds drawn against our revolving credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

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

•

demographic changes.

See the notes to the quarterly financial statements, and “Item 1.  Business” as is found in our 2011 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  This may be found on our web site at www.nhccare.com.  You should carefully consider these risks before making any investment in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

Interest Rate Risk

The fair values of our fixed-income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At March 31, 2012, we have available for sale debt securities in the amount of $85.2 million.  The fixed maturity portfolio is comprised of investments with primarily short-term and intermediate-term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet obligations.

As of March 31, 2012, both our long-term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long-term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75.0 million and our outstanding long-term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

Approximately $5.4 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $54,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At March 31, 2012, the fair value of our equity marketable securities is approximately $93,074,000.  Of the $93.1 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $79.5 million, or 85.5%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $9.3 million.  At March 31, 2012, our equity securities had unrealized gains of $62.9 million.  Of the $62.9 million of unrealized gains, $54.8 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 13 of this Form 10–Q.

Item 1A.  Risk Factors.

During the three months ended March 31, 2012, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2011.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 3, 2012	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: May 3, 2012	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)