Form 10-Q
period 2012-06-30
NATIONAL HEALTHCARE CORP
filed 2012-08-01
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x] No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).

Yes [x]      No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer or a smaller reporting company.  See the definitions of "large accelerated file," "accelerated filer" and "smaller reporting company" in Rule 12b–2 of the Exchange Act.  (Check one):

Large Accelerated filer [ ]	Accelerated filer [x]

Non–accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b–2 of the Exchange
Act). Yes [ ] No [x]

13,982,906 shares of common stock of the registrant were outstanding as of July 30, 2012.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues:
Net patient revenues	$173,737	$176,844	$349,850	$354,397
Other revenues	14,028	13,939	28,001	29,334
Net operating revenues	187,765	190,783	377,851	383,731

Cost and Expenses:
Salaries, wages and benefits	104,713	104,793	211,184	213,555
Other operating	49,224	51,888	100,752	93,277
Facility rent	9,847	9,879	19,694	19,744
Depreciation and amortization	7,386	7,075	14,766	14,037
Interest	108	108	226	197
Total costs and expenses	171,278	173,743	346,622	340,810

Income Before Non–Operating Income	16,487	17,040	31,229	42,921
Non–Operating Income	5,907	5,155	11,775	9,716

Income Before Income Taxes	22,394	22,195	43,004	52,637
Income Tax Provision	(8,780)	(8,584)	(16,714)	(20,302)
Net Income	13,614	13,611	26,290	32,335

Dividends to Preferred Stockholders	(2,168)	(2,168)	(4,336)	(4,336)

Net Income Available to Common Stockholders	$11,446	$11,443	$21,954	$27,999

Earnings Per Common Share:
Basic	$.83	$.83	$1.59	$2.04
Diluted	$.82	$.83	$1.57	$1.97

Weighted Average Common Shares Outstanding:
Basic	13,845,516	13,796,715	13,842,797	13,738,748
Diluted	13,975,073	13,816,191	13,941,674	16,383,703

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(Unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net Income	$13,614	$13,611	$26,290	$32,335

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investments in marketable securities	5,051	(5,107)	13,020	537

Income tax (expense) benefit related to items of other comprehensive income	(1,949)	2,018	(5,059)	(187)
Other comprehensive income (loss), net of tax	3,102	(3,089)	7,961	350

Comprehensive Income	$16,716	$10,522	$34,251	$32,685

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$69,209	$61,008
Restricted cash and cash equivalents	52,937	50,587
Marketable equity securities	97,602	85,051
Restricted marketable securities	87,438	83,625
Accounts receivable, less allowance for doubtful accounts of $3,598 and $3,713, respectively	63,607	69,635
Inventories	6,794	7,419
Prepaid expenses and other assets	2,285	1,082
Federal income tax receivable	–	3,779
Total current assets	379,872	362,186

Property and Equipment:
Property and equipment, at cost	664,754	659,523
Accumulated depreciation and amortization	(244,155)	(229,872)
Net property and equipment	420,599	429,651

Other Assets:
Deposits	277	397
Goodwill	17,600	20,320
Notes receivable	22,429	22,449
Deferred income taxes	11,481	10,167
Investments in limited liability companies	33,935	20,502
Total other assets	85,722	73,835
Total assets	$886,193	$865,672

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2011 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$6,168	$9,834
Accrued payroll	39,021	54,063
Amounts due to third party payors	16,395	16,807
Accrued risk reserves	103,693	98,732
Deferred income taxes	19,380	14,526
Other current liabilities	15,844	15,583
Dividends payable	6,404	6,362
Total current liabilities	206,905	215,907

Long–Term Debt	10,000	10,000
Other Noncurrent Liabilities	16,587	16,244
Deferred Revenue	12,729	11,785

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized;10,838,412 and 10,838,490 shares, respectively, issued and outstanding; stated at liquidation of $15.75 per share	170,514	170,515
Common stock, $.01 par value; 30,000,000 shares authorized; 13,982,906 and 13,862,738 shares, respectively, issued and outstanding	139	138
Capital in excess of par value	145,894	139,183
Retained earnings	278,762	265,198
Accumulated other comprehensive income	44,663	36,702
Total stockholders’ equity	639,972	611,736
Total liabilities and stockholders’ equity	$886,193	$865,672

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2011 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2012	2011
Cash Flows From Operating Activities:	(in thousands)
Net income	$26,290	$32,335
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	14,766	14,037
Provision for doubtful accounts receivable	1,141	1,033
Equity in earnings of unconsolidated investments	(6,016)	(4,738)
Distributions from unconsolidated investments	4,394	2,942
Gains on sale of restricted marketable securities	(987)	(164)
Deferred income taxes	(1,519)	(328)
Stock–based compensation	1,398	1,753
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(3,420)	(3,438)
Accounts receivable	3,076	9,448
Income tax receivable	3,779	–
Inventories	625	214
Prepaid expenses and other assets	(1,230)	(1,214)
Trade accounts payable	(3,556)	900
Accrued payroll	(14,640)	(14,258)
Amounts due to third party payors	(125)	39
Other current liabilities and accrued risk reserves	5,222	(13,104)
Entrance fee deposits	(986)	(449)
Other noncurrent liabilities	343	42
Deferred income	1,930	2,108
Net cash provided by operating activities	30,485	27,158
Cash Flows From Investing Activities:
Additions to property and equipment	(6,242)	(13,352)
Acquisition of non-controlling interest in hospice business	(7,500)	–
Collections of notes receivable, net	20	1,139
Change in restricted cash and cash equivalents	1,070	5,231
Purchase of restricted marketable securities	(36,228)	(30,023)
Sale of restricted marketable securities	33,871	23,532
Net cash used in investing activities	(15,009)	(13,473)
Cash Flows From Financing Activities:
Tax (expense) benefit from stock–based compensation	(270)	120
Dividends paid to preferred stockholders	(4,336)	(4,336)
Dividends paid to common stockholders	(8,348)	(7,668)
Issuance of common shares	5,583	7,152
Change in deposits	96	(100)
Net cash used in financing activities	(7,275)	(4,832)
Net Increase in Cash and Cash Equivalents	8,201	8,853
Cash and Cash Equivalents, Beginning of Period	61,008	28,478
Cash and Cash Equivalents, End of Period	$69,209	$37,331

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock–holders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	10,840,608	$170,548	13,637,258	$136	$128,061	$226,114	$36,287	$561,146
Net income	–	–	–	–	–	32,335	–	32,335
Other comprehensive income	–	–	–	–	–	–	350	350
Stock–based compensation	–	–	–	–	1,753	–	–	1,753
Tax benefit from exercise of stock options	–	–	–	–	120	–	–	120
Shares sold – options exercised	–	–	194,234	2	7,150	–	–	7,152
Shares issued in conversion of preferred stock to common stock	(2,082)	(33)	503	–	33	–	–	–
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,336)	–	(4,336)
Dividends declared to common stockholders ($0.58 per share)	–	–	–	–	–	(8,015)	–	(8,015)
Balance at June 30, 2011	10,838,526	$170,515	13,831,995	$138	$137,117	$246,098	$36,637	$590,505

Balance at January 1, 2012	10,838,490	$170,515	13,862,738	$138	$139,183	$265,198	$36,702	$611,736
Net income	–	–	–	–	–	26,290	–	26,290
Other comprehensive income	–	–	–	–	–	–	7,961	7,961
Stock–based compensation	–	–	–	–	1,398	–	–	1,398
Tax expense from exercise of stock options	–	–	–	–	(270)	–	–	(270)
Shares sold – options exercised	–	–	120,150	1	5,582	–	–	5,583
Shares issued in conversion of preferred stock to common stock	(78)	(1)	18	–	1	–	–	–
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,336)	–	(4,336)
Dividends declared to common stockholders ($0.60 per share)	–	–	–	–	–	(8,390)	–	(8,390)
Balance at June 30, 2012	10,838,412	$170,514	13,982,906	$139	$145,894	$278,762	$44,663	$639,972

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of long–term health care services.  We operate or manage, through certain affiliates, 75 long–term health care centers with 9,460 beds in 10 states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long–term health care services to patients in a variety of settings including long–term nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of long–term health care centers.

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

Revenue Recognition – Third Party Payors

Approximately 70% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $16,395,000 and $16,807,000 as of June 30, 2012 and December 31, 2011, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

Revenue Recognition – Private Pay

For private pay patients in skilled nursing or assisted living facilities, we bill room and board in advance with payment being due in the month the services are performed.  Charges for ancillary, pharmacy, therapy and other services to private patients are billed in the month following the performance of services; however, all billings are recognized as revenue when the services are performed.

Revenue Recognition – Subordination of Fees and Uncertain Collections

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

Accrued Risk Reserves

We are principally self–insured for risks related to employee health insurance, workers’ compensation and professional and general liability claims.  Our accrued risk reserves primarily represent the accrual for self–insured risks associated with employee health insurance, workers’ compensation and professional and general liability claims.  The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims.  Our policy with respect to our workers’ compensation and professional and general liability claims is to use an actuary to estimate our exposure for claims obligations (for both asserted and unasserted claims).  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis.

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of June 30, 2012, we and/or our managed centers are defendants in 27 such claims inclusive of years 2005 through June 30, 2012.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011–08, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other.”  The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary.  This accounting standard update became effective beginning in our first quarter of fiscal 2012.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011–05, which is included in Codification under ASC 220, “Comprehensive Income”. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update became effective beginning in our first quarter of fiscal 2012. In December 2011, the FASB issued ASU No. 2011–12 which indefinitely defers the guidance related to the presentation of reclassification adjustments only. The adoption of this accounting standard update resulted in financial statement presentation changes only.

In May 2011, the FASB issued ASU No. 2011–04, which is included in the Codification under ASC 820, “Fair Value Measurement.”  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments became effective beginning in our first fiscal quarter of 2012.  The adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Other Revenues

Other revenues are outlined in the table below.  Revenues from management and accounting services include management and accounting fees provided to managed and other long–term health care centers. Revenues from rental income include health care real estate properties owned by us and leased to third party operators.    Revenues from insurance services include premiums for workers’ compensation, health insurance, and professional liability insurance policies that our wholly–owned limited purpose insurance subsidiaries have written for certain long–term health care centers to which we provide management or accounting services.  "Other" revenues include miscellaneous health care related earnings.

Other revenues include the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2012	2011	2012	2011
Management and accounting services fees	$5,018	$4,731	$9,979	$10,623
Rental income	4,761	4,753	9,523	9,612
Insurance services	3,906	4,011	7,831	8,096
Other	343	444	668	1,003
	$14,028	$13,939	$28,001	$29,334

Management Fees from National

We manage five long–term care centers owned by National Health Corporation ("National"). During the six months ended June 30, 2012 and 2011, we recognized management fees and interest on management fees of $1,714,000 and $1,793,000, respectively, from these centers.

The unpaid fees from the five centers owned by National, because the amount collectable could not be reasonably determined when the management services were provided, and because we cannot estimate the timing or amount of expected future collections, will be recognized as revenues only when fixed or determinable and collectability of these fees can be reasonably assured.  Under the terms of our management agreement with National, the payment of these fees to us may be subordinated to other expenditures of the five long–term care centers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the five centers or the proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Management Fees from Other Nursing Centers

We continue to manage 15 long–term care centers (excluding the five National centers) for third–party owners where the management fees are recognized only when realized.  During the six months ended June 30, 2012 and 2011, we recognized $3,442,000 and $3,640,000, respectively, of management fees and interest from these 15 long–term care centers.

The unpaid fees from these 15 centers, because of insufficient historical collections and the lack of expected future collections are recognized only when realized.  Under the terms of the management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long–term care centers.  Our affiliates continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers or the proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Rental Income

The health care properties currently owned and leased to third party operators include nine skilled nursing facilities and four assisted living communities.  The rental agreements continue for a five year period ending on December 31, 2015.

Note 4 – Non–Operating Income

Non–operating income is outlined in the table below.  Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on securities, and interest income.  Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services.  See also Note 14 regarding the additional non–controlling ownership interest we obtained in Caris during the six months ended June 30, 2012.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2012	2011	2012	2011
Equity in earnings of unconsolidated investments	$3,212	$2,657	$6,016	$4,738
Dividends and other net realized gains and losses on sales of securities	1,540	1,248	3,467	2,519
Interest income	1,155	1,250	2,292	2,459
	$5,907	$5,155	$11,775	$9,716

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except for share and per share amounts)	2012	2011	2012	2011
Basic:
Weighted average common shares outstanding	13,845,516	13,796,715	13,842,797	13,738,748
Net income	$13,614	$13,611	$26,290	$32,335
Dividends to preferred stockholders	(2,168)	(2,168)	(4,336)	(4,336)
Net income available to common stockholders	11,446	11,443	21,954	27,999
Earnings per common share, basic	$.83	$.83	$1.59	$2.04

Diluted:
Weighted average common shares outstanding	13,845,516	13,796,715	13,842,797	13,738,748
Dilutive effect of stock options	9,126	14,368	9,500	14,464
Dilutive effect of restricted stock	3,431	5,108	5,805	6,939
Dilutive effect of contingent issuable stock	117,000	–	83,572	–
Convertible preferred stock	–	–	–	2,623,552
Assumed average common shares outstanding	13,975,073	13,816,191	13,941,674	16,383,703

Net income available to common stockholders	$11,446	$11,443	$21,954	$27,999
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	–	–	–	4,336

Net income for diluted earnings per common share	11,446	11,443	21,954	32,335
Earnings per common share, diluted	$.82	$.83	$1.57	$1.97

In the above table, options to purchase 1,282,271 and 1,394,379 shares of our common stock have been excluded for 2012 and 2011, respectively, due to their anti–dilutive impact.  We have excluded 2,623,329 of common shares issuable upon the conversion of preferred stock for the six months ended June 30, 2012 and for the three months ended June 30, 2012 and 2011 due to their anti–dilutive impact.

Note 7 – Investments in Marketable Securities

Our investments in marketable securities are classified as available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities and restricted marketable securities consist of the following:

	June 30, 2012		December 31, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$97,602	$30,176	$85,051
Restricted investments available for sale:
Corporate debt securities	32,446	33,364	33,426	34,074
Commercial mortgage–backed securities	29,711	30,593	33,275	33,904
U.S. Treasury securities	14,216	14,571	7,778	8,070
State and municipal securities	8,435	8,910	7,270	7,577
	$114,984	$185,040	$111,925	$168,676

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)

	June 30, 2012			December 31, 2011
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$83,032	1,630,642	$24,734	$71,716

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	June 30, 2012		December 31, 2011
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$7,704	$7,775	$5,280	$5,298
1 to 5 years	54,256	55,588	44,923	45,734
6 to 10 years	21,998	23,180	21,993	22,768
Over 10 years	850	895	9,553	9,825
	$84,808	$87,438	$81,749	$83,625

Gross unrealized gains related to available for sale securities are $70,160,000 and $57,138,000 as of June 30, 2012 and December 31, 2011, respectively.

Proceeds from the sale of investments in marketable securities during the six months ended June 30, 2012 and 2011 were $33,871,000 and $23,532,000, respectively.  Investment gains of $987,000 and $164,000 were realized on these sales during the six months ended June 30, 2012 and 2011, respectively.

Note 8 – Fair Value Measurements

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

Level 2 – The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model–based valuation techniques for which all significant assumptions are observable in the market.

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

Valuation of Marketable Securities

We determine fair value for marketable securities with Level 1 inputs through quoted market prices.  We determine fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  Our Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each month, typically utilizing third party pricing services or other market observable data.  The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value.  These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of June 30, 2012.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2012.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At June 30, 2012, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at June 30, 2012 and December 31, 2011 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2012	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$69,209	$69,209	$–	$–
Restricted cash and cash equivalents	52,937	52,937	–	–
Marketable equity securities	97,602	97,602	–	–
Corporate debt securities	33,364	–	33,364	–
Commercial mortgage–backed securities	30,593	–	30,593	–
U.S. Treasury securities	14,571	14,571	–	–
State and municipal securities	8,910	–	8,910	–
Total financial assets	$307,186	$234,319	$72,867	$–

	Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$61,008	$61,008	$–	$–
Restricted cash and cash equivalents	50,587	50,587	–	–
Marketable equity securities	85,051	85,051	–	–
Corporate debt securities	34,074	–	34,074	–
Commercial mortgage–backed securities	33,904	–	33,904	–
U.S. Treasury securities	8,070	8,070	–	–
State and municipal securities	7,577	–	7,577	–
Total financial assets	$280,271	$204,716	$75,555	$–

Note 9 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	Long–Term Debt
			6/30/12	12/31/11
			(dollars in thousands)
Revolving Credit Facility, interest payable monthly	Variable, 0.9%	2012	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

Note 10 – $75,000,000 Revolving Credit Facility

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

 NHC’s obligations under the Credit Agreement are guaranteed by certain NHC subsidiaries and are secured by pledges by NHC and the guarantors of (i) 100% of the equity interests of domestic subsidiaries and (ii) up to 65% of the voting equity interests and 100% of the non–voting equity interests of foreign subsidiaries, in each case, held by NHC or the guarantors.

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

Note 11 – Stock–Based Compensation

NHC recognizes stock–based compensation for all stock options and restricted stock granted over the requisite service period using the fair value for these grants as estimated at the date of grant either using the Black–Scholes pricing model for stock options or the quoted market price for restricted stock.

The 2005 and 2010 Stock–Based Compensation Plans

The Compensation Committee of the Board of Directors (“the Committee”) has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option (“ISO”), a non–qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding.  The exercise price of any ISO’s granted will not be less than the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years.  The exercise price of any non–qualified options granted will not be less than the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  At June 30, 2012, 115,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  The shares granted during the six months ended June 30, 2012 consisted of 45,000 shares to the Directors and 19,271 shares through the Employee Stock Purchase Plan.  At June 30, 2012, 469,777 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $1,398,000 and $1,753,000 for the six months ended June 30, 2012 and 2011, respectively.  At June 30, 2012, we had $7,073,000 of unrecognized compensation cost related to unvested stock–based compensation awards, which consisted of $6,484,000 for stock options and $589,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 3.6 years for stock options and 1.8 years for restricted stock.  Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2012 and for the year ended December 31, 2011.

	2012	2011
Risk–free interest rate	0.27%	2.02%
Expected volatility	39.0%	23.7%
Expected life, in years	2.1 years	4.8 years
Expected dividend yield	2.91%	3.62%

The following table summarizes our outstanding stock options for the six months ended June 30, 2012 and for the year ended December 31, 2011.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	472,327	$43.07	$–
Options granted	1,264,719	46.58	–
Options exercised	(224,969)	37.30	–
Options cancelled or expired	(30,000)	44.25	–
Options outstanding at December 31, 2011	1,482,077	46.92	–
Options granted	64,271	44.26	–
Options exercised	(120,050)	46.46	–
Options cancelled or expired	(85,620)	52.50	–
Options outstanding at June 30, 2012	1,340,678	$46.47	$502,000

Options exercisable at June 30, 2012	238,407	$45.78	$459,000

Options Outstanding June 30, 2012	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
58,407	$37.70	$37.70	1.8
1,192,271	$42.99–$46.69	$46.53	3.7
90,000	$51.50	$51.50	0.8
1,340,678		$46.47	3.2

Restricted Stock

The following table summarizes our restricted stock activity for the six months ended June 30, 2012 and for the year ended December 31, 2011.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non–vested restricted shares at January 1, 2011	30,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	(6,000)	34.46	–
Non–vested restricted shares at December 31, 2011	24,000	34.46	–
Award shares granted	–	–	–
Award shares vested	(6,000)	34.46	–
Non–vested restricted shares at June 30, 2012	18,000	$34.46	$194,000

The weighted average remaining contractual life of restricted stock at June 30, 2012 is 1.8 years.

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

At June 30, 2012, we had $14,140,000 of unrecognized tax benefits, composed of $9,683,000 of deferred tax assets and $4,457,000 of permanent differences.  Accrued interest and penalties of $2,447,000 relate to unrecognized tax benefits at June 30, 2012.  Unrecognized tax benefits of $4,457,000, net of federal benefit, at June 30, 2012, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,873,000 relate to these permanent differences at June 30, 2012.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within twelve months beginning June 30, 2012, except for the effect of decreases related to the lapse of statute of limitations estimated at $4,309,000, composed of temporary differences of $1,999,000, and permanent tax differences of $2,310,000.  Interest and penalties of $925,000 relate to these temporary and permanent difference changes within 12 months beginning June 30, 2012.

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

Note 13 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $103,693,000 and $98,732,000 at June 30, 2012 and December 31, 2011, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

As a result of the terms of our insurance policies and our use of wholly–owned limited purpose insurance companies, we have retained significant insurance risk with respect to workers’ compensation and general and professional liability.  We use independent actuaries to estimate our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations.  Such estimates are based on many variables including historical and statistical information and other factors.

Workers’ Compensation

For workers’ compensation, we utilize a wholly–owned Tennessee domiciled property/casualty insurance company to write coverage for NHC affiliates and for third–party customers.  Policies are written for a duration of twelve months and cover only risks related to workers’ compensation losses.  All customers are companies which operate in the long–term care industry.  Business is written on a direct basis.  Direct business coverage is written for statutory limits and the insurance company’s losses in excess of $1,000,000 per claim are covered by reinsurance.

For these workers’ compensation insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income within "Other Revenues" for the six months ended June 30, 2012 and 2011, respectively, are $2,685,000 and $2,605,000.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

General and Professional Liability Lawsuits and Insurance

The long term care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of June 30, 2012, we and/or our managed centers are currently defendants in 27 such claims covering the years 2005 through June 30, 2012.

In 2002, due to the unavailability and/or prohibitive cost of third–party professional liability insurance coverage, we established and capitalized a wholly–owned licensed liability insurance company incorporated in the Cayman Island, for the purpose of managing our losses related to these risks.  Thus, since 2002, insurance coverage for incidents occurring at all NHC owned providers, and most providers managed by us, is provided through this wholly–owned insurance company.

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly–owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005–2007, $9.0 million annual excess in the aggregate for years 2008–2010 and $4.0 million excess per occurrence for 2011–2012.

Beginning in 2008 and continuing through June 30, 2012, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

For these professional liability insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income as "Other Revenues" for the six months ended June 30, 2012 and 2011, respectively, are $2,101,000 and $2,191,000.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

Other Matters

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non–profit entities.  The Company has responded to the demand and complied as required with the terms of the demand.

Note 14 – Assignment of Hospice Business and Additional Ownership Acquisition in Caris

On January 1, 2012, we assigned our membership interest in Solaris Hospice to Caris in exchange for an additional 2.7% limited partnership interest.  At January 1, 2012, the carrying value of the assets and liabilities of the eight Solaris Hospice entities was $4,311,000.  In accordance with ASC 810, Consolidation, the carrying values were reclassified to “investments in limited liability companies” in our interim condensed consolidated balance sheets.  Of the carrying values that were reclassified, $2,945,000 was previously recorded goodwill.

On June 1, 2012, we acquired an additional 7.5% limited partnership interest in Caris for $7.5 million.  As a result of these two transactions and as of June 30, 2012, we have a 75.1% non–controlling ownership interest in the equity method investment.

Consolidation Considerations

Due to our increased ownership percentage in Caris, we have considered whether Caris should be consolidated by NHC under the guidance provided in ASC Topic 810, Consolidation.  We do not consolidate Caris because (1) Caris’ equity at risk is sufficient to finance its activities without additional subordinated financial support, (2) the general partner of the Partnership has the power to direct the activities that most significantly impact the economic performance of Caris, and (3) the equity holders of Caris possess the characteristics of a controlling financial interest, including voting rights that are proportional to their economic interests.  Supporting the assertions above is the following:  (1) the ownership percentage of the general partner did not change and remains equally divided between NHC and another party, (2) the general partner manages and controls the Partnership with full and complete discretion, and (3) the limited partners have no right or power to take part in the control of the business of the Partnership, which is where our ownership percentage increase occurred.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of long–term health care services.  We operate or manage, through certain affiliates, 75 long–term health care centers with 9,460 beds in 10 states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long–term health care services to patients in a variety of settings including long–term nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of long–term health care centers.

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

Development and Growth

We are undertaking to expand our long–term care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Assisted Living	New Facility	75 Units	Columbia, SC	May, 2011
Assisted Living	Addition	46 Units	Franklin, TN	June, 2011
Hospice	Acquisition	Additional 7.5% interest in Caris HealthCare LP	Knoxville, TN	December, 2011
Hospice	Acquisition	Additional 7.5% interest in Caris HealthCare LP	Knoxville, TN	June, 2012

Also, in 2012, we expect to begin construction on a 90–bed skilled nursing facility in Tullahoma, Tennessee, a 92–bed skilled nursing facility in Sumner County, Tennessee and a 50–bed skilled nursing addition to NHC Lexington in Lexington, SC.

During 2012, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.  We will also evaluate the feasibility of construction of new assisted living facilities in select markets.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $103,693,000 at June 30, 2012 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund substantially all of our professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There have been no significant changes during the six month period ended June 30, 2012 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2011 Annual Report on Form 10–K filed with the SEC.

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

Federal Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("PPACA" or, commonly, “ACA”) and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which represents significant changes to the current U.S. health care system (collectively the "Acts"). The primary goals of the Acts are to: (1) expand coverage to Americans without health insurance, (2) reform the delivery system to improve quality and drive efficiency, (3) and to lower the overall costs of providing health care.  The timeline of the enacted provisions span over several years – some of the provisions were effective immediately in 2010 and others will be phased in through 2020.  We have evaluated the Acts as they currently stand and do not expect material effects on our results of operations, liquidity and cash flows in 2012.

In June 2012, the U.S. Supreme Court issued its ruling on the constitutionality of a key provision in the ACA, which is the requirement that every American maintain a minimum level of health coverage or pay a penalty beginning in 2014.  The Supreme Court upheld the constitutionality of the “individual mandate”, holding that the penalty for not doing so could reasonably be interpreted as a tax, which the Constitution permits.  The ruling also permits the federal government to pursue a broad expansion of the Medicaid program, but the ruling gives the states the maximum flexibility on whether to do so.  In preparation for the Medicaid coverage expansion to occur in 2014, the current Administration is expected to release a host of regulations and an array of new taxes and fees. It is uncertain at this time the effect the Acts, their modifications, or Medicaid expansion will have on our future results of operations or cash flows.

In August 2011 and pursuant to the Budget Control Act of 2011, Congress created a 12–member bipartisan committee called the Joint Select Committee on Deficit Reduction, or the Joint Committee. The Joint Committee was charged with issuing a formal recommendation by November 23, 2011 on how to reduce the federal deficit by at least $1.5 trillion over the next ten years.  The Committee concluded their work in November and was not able to reach a bipartisan agreement before the Committee’s deadline period.  This failure by the Committee is scheduled to trigger automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers.  We are unable to predict the financial impact, if enacted, of the automatic payment cuts beginning in 2013.  However, such impact may be adverse and material to our future results of operations and cash flows.

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

On July 27, 2012, CMS released its skilled nursing facility PPS update for the fiscal year 2013, which begins October 1, 2012.  The notice provides a 1.8% rate update, which reflects a 2.5% market basket increase that is reduced under the ACA by a 0.7% multifactor productivity adjustment.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2013 by $670 million compared to fiscal year 2012 levels. The notice also provides an update to certain fiscal year 2012 policy changes involving recalibration of the parity adjustment, reallocation of group therapy time, and changes to the MDS 3.0 patient assessment instrument.  At this time, we are unable to predict the financial impact of the fiscal year 2013 PPS payments on our future results of operations or cash flows.

For the first six months of 2012, our average Medicare per diem rate decreased 6.0% compared to the same period in 2011.  The decrease is due to the October 1, 2011 rate reductions, but partially offset by the increased acuity levels of the patients in our skilled nursing centers.

Effective January 1, 2012, CMS issued a final ruling for homecare programs which stated an approximate 2.4% rate reduction from the 2011 HH PPS rates.  The 2.4% rate reduction impacts individual providers unevenly.  Per the final ruling, providers with high volume of therapy cases may see greater net rate reductions while others with non–therapy patients may see a negligible overall reduction in revenue or a slight increase.  We estimate the effect of the revenue decrease for NHC homecare programs to be approximately $2,600,000 annually, or $650,000 per quarter.

Medicaid

Beginning January 1, 2012, the state of Tennessee implemented a 4.25% rate reduction for their Medicaid program.  On May 14, 2012 and effective retroactively to January 1, 2012, Tennessee's legislation voted to restore 1.75% of the 4.25% rate reduction.  This effectively leaves a net 2.5% rate reduction for the six months ended June 30, 2012.  The 2.5% rate reduction will also continue for the state of Tennessee's fiscal year beginning July 1, 2012.  We estimate the resulting decrease in revenue will be approximately $1,500,000 annually, or $375,000 per quarter.

In February 2012 and effective retroactively to October 1, 2011, the state of Missouri’s Medicaid program announced a net $6.00 per patient day increase in their Medicaid rates.  We estimate the resulting increase in revenue will be approximately $1,720,000 annually, or $430,000 per quarter.

There was no rate increase or decrease implemented for the fiscal year beginning October 1, 2011 for the Medicaid program in the state of South Carolina.

For the first six months of 2012, our average Medicaid per diem overall increased by 0.1% compared to the same period in 2011.  We face challenges with respect to states’ Medicaid payments because many states currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  Other provisions could increase state funding for home and community–based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Results for the three month period ended June 30, 2012 include a 1.6% decrease in net operating revenues and a 0.9% increase in income before taxes compared to the same period in 2011.

The total census at owned and leased long–term health care centers for the quarter averaged 90.6% compared to an average of 90.5% for the same quarter a year ago.

Medicare and Managed Care per diem rates decreased 7.5% and 1.8%, respectively, compared to the quarter a year ago.  Medicaid and private pay per diem rates increased 1.1% and 3.0%, respectively, compared to the quarter a year ago.  The Medicare per diem rate decrease is due to the 11.1% rate reduction in fiscal year 2012, but is partially offset by the increased acuity levels of our patients.

Net patient revenues decreased $3,107,000 or 1.8% compared to the same period last year.  In addition to our Medicare per diem rates decreasing, the remaining decrease in net patient revenues is due from the assignment of our Solaris Hospice business to Caris effective January 1, 2012.  There were $0 and $2,858,000 of net patient revenues recorded for the eight Solaris Hospice entities for the three months ended June 30, 2012 and 2011, respectively.  The increase in our earnings in equity recorded from Caris is presented in “non–operating income” in our interim condensed consolidated statements of income.  The two newly constructed assisted living communities helped increase net patient revenues approximately $1,071,000.

Other revenues increased $89,000 or 0.6% in the three month 2012 period to $14,028,000 from $13,939,000 in the 2011 three–month period.  The increase in other revenues is primarily due to the increased collections of management and accounting services fees of $287,000, as further detailed in Note 3 of our interim condensed consolidated financial statements.

Total costs and expenses for the 2012 second quarter compared to the 2011 second quarter decreased $2,465,000 or 1.4% to $171,278,000 from $173,743,000.  Salaries, wages and benefits, the largest operating costs of our company, decreased $80,000 or 0.1% to $104,713,000 from $104,793,000.  Other operating expenses decreased $2,664,000 or 5.1% to $49,224,000 for the 2012 period compared to $51,888,000 for the 2011 period.  Facility rent expense decreased $32,000 or 0.3% to $9,847,000.  Depreciation and amortization increased 4.4% to $7,386,000.

The decrease in salaries, wages and benefits is primarily due to the cost saving measures implemented at our skilled nursing facilities ($1,353,000).  The assignment of our Solaris Hospice entities to Caris also decreased salaries and wages $1,446,000 compared to same period a year ago. We had increased costs for therapist services of $2,351,000, which offsets these decreases.

The decrease in other operating expenses is primarily due to the assignment of our Solaris Hospice entities to Caris.  There were $0 and $1,406,000 other operating expenses recorded for the Solaris entities for the three months ended June 30, 2012 and 2011, respectively.  Our skilled nursing centers also decreased other operating expenses of $881,000 compared to the same period a year ago.

Non–operating income increased by $752,000 to $5,907,000 in the three month 2012 period in comparison to $5,155,000 for the three–month 2011 period, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase ($565,000) is primarily due to our investment in Caris, including our increased non–controlling ownership interest effective January 1, 2012 and June 1, 2012.

The income tax provision for the three months ended June 30, 2012 is $8,780,000 (an effective income tax rate of 39.2%, which is consistent with management expectations).  The income tax provision and effective tax rate for the three months ended June 30, 2012 were unfavorably impacted by adjustments to unrecognized tax benefits of $75,000 and permanent differences including nondeductible expenses of $62,000 resulting in an increase in the provision.  The income tax provision for the three months ended June 30, 2011 was $8,584,000 (an effective tax rate of 38.7%).  The income tax provision and effective tax rate for the three months ended June 30, 2011 were unfavorably impacted by permanent differences including non–deductible expenses.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Results for the six month period ended June 30, 2012 include a 1.5% decrease in net operating revenues and a 18.3% decrease in income before taxes compared to the same period in 2011.  For comparative purposes, other operating expenses for the 2011 six month period included favorable results within our accrued risk reserves of $10,500,000.  Excluding this adjustment, the six months ended June 30, 2012 would have reflected an increase in income before taxes of $867,000, or 2.1%, over the same period in 2011.

The total census at owned and leased long–term health care centers for the six months averaged 89.9% compared to an average of 90.8% for the same period a year ago.

Medicare and Managed Care per diem rates decreased 6.0% and 2.6%, respectively, compared to the six month period a year ago.  Medicaid and private pay per diem rates increased 0.1% and 2.3%, respectively, compared to the six month period a year ago.  The Medicare per diem rate decrease is due to the 11.1% rate reduction in fiscal year 2012, but is partially offset by the increased acuity levels of our patients.

Net patient revenues decreased $4,547,000 or 1.3% compared to the same period last year.  In addition to our Medicare per diem rates decreasing, the remaining decrease in net patient revenues is due from the assignment of our Solaris Hospice business to Caris effective January 1, 2012.  There were $0 and $6,728,000 of net patient revenues recorded for the eight Solaris Hospice entities for the six months ended June 30, 2012 and 2011, respectively.  The increase in our earnings in equity recorded from Caris is presented in “non–operating income” in our interim condensed consolidated statements of income.  The two newly constructed assisted living communities helped increase net patient revenues approximately $2,172,000.

Other revenues decreased $1,333,000 or 4.5% in the 2012 six month period to $28,001,000 from $29,334,000 in the 2011 six month period.  The decrease in other revenues is primarily due to the decreased collections of management and accounting services fees of $644,000, as further detailed in Note 3 of our interim condensed consolidated financial statements.

Total costs and expenses for the 2012 six months compared to the 2011 period increased $5,812,,000 or 1.7% to $346,622,000 from $340,810,000.  Salaries, wages and benefits, the largest operating costs of our company, decreased $2,371,000 or 1.1% to $211,184,000 from $213,555,000.  Other operating expenses increased $7,475,000 or 8.0% to $100,752,000 for the 2012 period compared to $93,277,000 for the 2011 period.  Facility rent expense decreased $50,000 or 0.3% to $19,694,000.  Depreciation and amortization increased 5.2% to $14,766,000.

The decrease in salaries, wages and benefits is primarily due to the cost saving measures implemented at our skilled nursing facilities ($5,148,000).  The assignment of our Solaris Hospice entities to Caris also decreased salaries and wages $2,931,000 compared to same period in 2011. We had increased costs for therapist services of $4,594,000, which offsets these decreases.

As discussed above, the increase in other operating expenses is primarily due to the 2011 six month period having a favorable adjustment within the accrued risk reserves of $10,500,000, thus lowering the prior year expense by this amount.  Excluding this adjustment, other operating expenses for the 2012 six month period would have decreased $3,025,000.  The assignment of our Solaris Hospice entities to Caris decreased other operating expenses $2,773,000 compared to same period in 2011.  Our skilled nursing centers also decreased other operating expenses $477,000 compared to the same period a year ago.

Non–operating income increased by $2,059,000 to $11,775,000 in the 2012 six month period in comparison to $9,716,000 for the same period a year ago, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase ($1,287,000) is primarily due to our investment in Caris, including our increased non–controlling ownership interest effective January 1, 2012 and June 1, 2012.

The income tax provision for the six months ended June 30, 2012 is $16,714,000 (an effective income tax rate of 38.9%, which is consistent with management expectations).  The income tax provision and effective tax rate for the six months ended June 30, 2012 were unfavorably impacted by adjustments to unrecognized tax benefits of $25,000 and permanent differences including nondeductible expenses of $140,000 resulting in an increase in the provision.  The income tax provision for the six months ended June 30, 2011 was $20,302,000 (an effective tax rate of 38.6%).  The income tax provision and effective tax rate for the six months ended June 30, 2011 were unfavorably impacted by permanent differences including non–deductible expenses.

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

	Six Months Ended June 30		Six Month Change
	2012	2011	$	%
Cash and cash equivalents at beginning of period	$61,008	$28,478	$32,530	114.2%

Cash provided by operating activities	30,485	27,158	3,327	12.3%

Cash used in investing activities	(15,009)	(13,473)	(1,536)	(11.4)%

Cash used in financing activities	(7,275)	(4,832)	(2,443)	(50.6)%

Cash and cash equivalents at end of period	$69,209	$37,331	$31,878	85.4%

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 was $30,485,000 as compared to $27,158,000 in the same period last year.  Cash provided by operating activities consisted of net income of $26,290,000, adjustments for non–cash items of $13,177,000, and $8,982,000 used for working capital.  Cash used for working capital primarily consisted of a decrease in accrued payroll of $14,640,000, which is offset by an increase in our accrued risk reserves of $4,961,000.  The decrease in accrued payroll is due to the timing of payroll payments related to incentive compensation.

Investing Activities

 Cash used in investing activities totaled $15,009,000 and $13,473,000 for the six months ended June 30, 2012 and 2011, respectively.  Cash used for property and equipment additions was $6,242,000 for the six months ended June 30, 2012 and $13,352,000 in the comparable period in 2011.  In the current period, we acquired an additional 7.5% non-controlling ownership interest in Caris for $7,500,000.  Cash provided by net collections of notes receivable was $20,000 in 2012 compared to $1,139,000 in 2011. Purchases and sales of restricted marketable securities resulted in a net use of cash of $1,287,000 for the 2012 period compared to $1,260,000 for the 2011 period.

Financing Activities

Net cash used in financing activities totaled $7,275,000 and $4,832,000 for the six months ended June 30, 2012 and 2011, respectively.  Cash used for dividend payments to common and preferred stockholders totaled $12,684,000 in the current year period compared to $12,004,000 for the same period a year ago.  In the current period, $5,583,000 of cash was provided by the issuance of common stock.  In the prior period, cash of $7,152,000 was provided by the issuance of common stock.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2012 are as follows (in thousands):

	Total		1 year		1–3 Years		3–5 Years	After 5 Years
Long–term debt – principal	$10,000	$	−	$	−	$	−	$10,000
Long–term debt – interest	1,520		276		553		553	138
Operating leases	320,150		33,700		67,400		67,400	151,650
Total contractual cash obligations	$331,670		33,976		67,953		67,953	161,788

Other noncurrent liabilities for uncertain tax positions of $4,457,000, attributable to permanent differences, at June 30, 2012 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 12 of the interim condensed consolidated financial statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $69,209,000 at June 30, 2012, marketable securities of $97,602,000 at June 30, 2012 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.  We currently do not have any funds drawn against our revolving credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

Long–term liquidity

Our $75,000,000 revolving credit agreement matures on October 25, 2012.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender that there is any question about renewal, there has been no commitment at this time.  We entered into this loan originally on October 30, 2007, and have renewed the loan four times with one year maturities.  At the inception and at each renewal, the lender offered longer maturities, but the Company chose a one–year maturity because of the terms.  If we are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt and contractual obligations and will be limited in our ability to fund future growth opportunities.

Our ability to refinance the credit agreement, to meet our long–term contractual obligations and to finance our operating requirements, and growth and development plans will depend upon our future performance, which will be affected by business, economic, financial and other factors, including potential changes in state and federal government payment rates for healthcare, customer demand, success of our marketing efforts, pressures from competitors, and the state of the economy, including the state of financial and credit markets.

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

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non–profit entities.  The Company has responded to the demand and complied as required with the terms of the demand.

Acquisitions

We have acquired and will continue to acquire businesses with prior operating histories.  Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, anti–kickback and physician self–referral laws. Although we institute policies designed to conform practices to our standards following completion of acquisitions and attempts to structure our acquisitions as asset acquisitions in which we do not assume liability for seller wrongful actions, there can be no assurance that we will not become liable for past activities that may later be alleged to be improper by private plaintiffs or government agencies.  Although we obtain general indemnifications from sellers covering such matters, there can be no assurance that any specific matter will be covered by such indemnifications, or if covered, that such indemnifications will be adequate to cover potential losses and fines.

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

•

liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 13:  Guarantees and Contingencies);

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

•

demographic changes.

See the notes to the quarterly financial statements, and “Item 1.  Business” in our 2011 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  This may be found on our web site at www.nhccare.com.  You should carefully consider these risks before making any investment in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments.  Currently, our exposure to market risk relates primarily to our fixed–income and equity portfolios.  These investment portfolios are exposed primarily to, but not limited to, interest rate risk, credit risk, equity price risk, and concentration risk.  We also have exposure to market risk that includes our cash and cash equivalents, notes receivable, revolving credit facility, and long–term debt.  The Company's senior management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At June 30, 2012, we have available for sale debt securities in the amount of $87.4 million.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of June 30, 2012, both our long–term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long–term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75.0 million and our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

Approximately $5.6 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $56,000.

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.  As a result of the short–term nature of our cash instruments, a hypothetical 1% change in interest rates would have minimal impact on our future earnings and cash flows related to these instruments.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At June 30, 2012, the fair value of our equity marketable securities is approximately $97,602,000.  Of the $97.6 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $83.0 million, or 85.0%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $9.8 million.  At June 30, 2012, our equity securities had unrealized gains of $70.2 million.  Of the $70.2 million of unrealized gains, $58.3 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 13 of this Form 10–Q.

Item 1A.  Risk Factors.

During the six months ended June 30, 2012, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2011.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 1, 2012	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: August 1, 2012	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)