Form 10-Q
period 2012-09-30
NATIONAL HEALTHCARE CORP
filed 2012-10-30
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

14,003,006 shares of common stock of the registrant were outstanding as of October 29, 2012.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenues:
Net patient revenues	$175,361	$182,134	$525,211	$536,531
Other revenues	14,007	14,930	42,008	44,264
Net operating revenues	189,368	197,064	567,219	580,795

Cost and Expenses:
Salaries, wages and benefits	106,844	106,870	318,028	320,425
Other operating	48,519	54,807	149,271	148,084
Facility rent	9,813	10,000	29,507	29,744
Depreciation and amortization	7,402	7,307	22,168	21,344
Interest	119	136	345	333
Total costs and expenses	172,697	179,120	519,319	519,930

Income Before Non–Operating Income	16,671	17,944	47,900	60,865
Non–Operating Income	6,771	5,140	18,546	14,856

Income Before Income Taxes	23,442	23,084	66,446	75,721
Income Tax Provision	(6,209)	(5,873)	(22,923)	(26,175)
Net Income	17,233	17,211	43,523	49,546

Dividends to Preferred Stockholders	(2,167)	(2,167)	(6,503)	(6,503)

Net Income Available to Common Stockholders	$15,066	$15,044	$37,020	$43,043

Earnings Per Common Share:
Basic	$1.09	$1.09	$2.67	$3.13
Diluted	$1.04	$1.05	$2.63	$3.02

Weighted Average Common Shares Outstanding:
Basic	13,852,403	13,807,995	13,846,022	13,762,084
Diluted	16,605,285	16,444,749	16,578,535	16,404,305

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(Unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net Income	$17,233	$17,211	$43,523	$49,546

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investments in marketable securities	1,223	(4,529)	14,243	(3,992)

Income tax (expense) benefit related to items of other comprehensive income	(465)	1,786	(5,524)	1,599
Other comprehensive income (loss), net of tax	758	(2,743)	8,719	(2,393)

Comprehensive Income	$17,991	$14,468	$52,242	$47,153

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$83,707	$61,008
Restricted cash and cash equivalents	35,917	50,587
Marketable equity securities	98,000	85,051
Restricted marketable securities	109,027	83,625
Accounts receivable, less allowance for doubtful accounts of $3,475 and $3,713, respectively	63,080	69,635
Inventories	6,479	7,419
Prepaid expenses and other assets	1,727	1,082
Federal income tax receivable	-	3,779
Total current assets	397,937	362,186

Property and Equipment:
Property and equipment, at cost	669,084	659,523
Accumulated depreciation and amortization	(247,241)	(229,872)
Net property and equipment	421,843	429,651

Other Assets:
Deposits	156	397
Goodwill	17,600	20,320
Notes receivable	22,113	22,449
Deferred income taxes	10,353	10,167
Investments in limited liability companies	36,091	20,502
Total other assets	86,313	73,835
Total assets	$906,093	$865,672

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2011 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$5,436	$9,834
Accrued payroll	50,275	54,063
Amounts due to third party payors	18,758	16,807
Accrued risk reserves	103,202	98,732
Deferred income taxes	19,937	14,526
Other current liabilities	14,748	15,583
Dividends payable	6,413	6,362
Total current liabilities	218,769	215,907

Long–Term Debt	10,000	10,000
Other Noncurrent Liabilities	13,576	16,244
Deferred Revenue	11,246	11,785

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,838,412 and 10,838,490 shares, respectively, issued and outstanding; stated at liquidation of $15.75 per share	170,514	170,515
Common stock, $.01 par value; 30,000,000 shares authorized; 13,992,906 and 13,862,738 shares, respectively, issued and outstanding	139	138
Capital in excess of par value	146,797	139,183
Retained earnings	289,631	265,198
Accumulated other comprehensive income	45,421	36,702
Total stockholders’ equity	652,502	611,736
Total liabilities and stockholders’ equity	$906,093	$865,672

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The interim condensed consolidated balance sheet at December 31, 2011 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2012	2011
Cash Flows From Operating Activities:	(in thousands)
Net income	$43,523	$49,546
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	22,168	21,344
Provision for doubtful accounts receivable	1,773	1,689
Equity in earnings of unconsolidated investments	(10,079)	(7,203)
Distributions from unconsolidated investments	6,301	4,232
Gains on sale of restricted marketable securities	(934)	(399)
Deferred income taxes	(299)	680
Stock–based compensation	1,925	2,253
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(6,270)	(8,027)
Accounts receivable	2,971	7,995
Income tax receivable	3,779	–
Inventories	940	611
Prepaid expenses and other assets	(672)	(950)
Trade accounts payable	(4,288)	(1,498)
Accrued payroll	(3,386)	(2,660)
Amounts due to third party payors	2,238	670
Other current liabilities and accrued risk reserves	3,635	(12,319)
Entrance fee deposits	(1,498)	(1,343)
Other noncurrent liabilities	(2,668)	(1,907)
Deferred income	959	1,060
Net cash provided by operating activities	60,118	53,774
Cash Flows From Investing Activities:
Additions to property and equipment	(14,888)	(17,881)
Acquisition of non-controlling interest in hospice business	(7,500)	–
Collections of notes receivable, net	336	1,573
Change in restricted cash and cash equivalents	20,940	10,901
Purchase of restricted marketable securities	(65,778)	(48,233)
Sale of restricted marketable securities	42,604	35,858
Net cash used in investing activities	(24,286)	(17,782)
Cash Flows From Financing Activities:
Tax expense from stock–based compensation	(271)	(40)
Dividends paid to preferred stockholders	(6,503)	(6,503)
Dividends paid to common stockholders	(12,536)	(11,810)
Issuance of common shares	5,960	7,152
Change in deposits	217	(111)
Net cash used in financing activities	(13,133)	(11,312)
Net Increase in Cash and Cash Equivalents	22,699	24,680
Cash and Cash Equivalents, Beginning of Period	61,008	28,478
Cash and Cash Equivalents, End of Period	$83,707	$53,158

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock–holders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	10,840,608	$170,548	13,637,258	$136	$128,061	$226,114	$36,287	$561,146
Net income	–	–	–	–	–	49,546	–	49,546
Other comprehensive income	–	–	–	–	–	–	(2,393)	(2,393)
Stock–based compensation	–	–	–	–	2,253	–	–	2,253
Tax expense from exercise of stock options	–	–	–	–	(40)	–	–	(40)
Shares sold – options exercised	–	–	194,234	2	7,150	–	–	7,152
Shares issued in conversion of preferred stock to common stock	(2,082)	(33)	503	–	33	–	–	–
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,503)	–	(6,503)
Dividends declared to common stockholders ($0.88 per share)	–	–	–	–	–	(12,165)	–	(12,165)
Balance at September 30, 2011	10,838,526	$170,515	13,831,995	$138	$137,457	$256,992	$33,894	$598,996

Balance at January 1, 2012	10,838,490	$170,515	13,862,738	$138	$139,183	$265,198	$36,702	$611,736
Net income	–	–	–	–	–	43,523	–	43,523
Other comprehensive income	–	–	–	–	–	–	8,719	8,719
Stock–based compensation	–	–	–	–	1,925	–	–	1,925
Tax expense from exercise of stock options	–	–	–	–	(271)	–	–	(271)
Shares sold – options exercised	–	–	130,150	1	5,959	–	–	5,960
Shares issued in conversion of preferred stock to common stock	(78)	(1)	18	–	1	–	–	–
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,503)	–	(6,503)
Dividends declared to common stockholders ($0.90 per share)	–	–	–	–	–	(12,587)	–	(12,587)
Balance at September 30, 2012	10,838,412	$170,514	13,992,906	$139	$146,797	$289,631	$45,421	$652,502

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

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

Revenue Recognition – Third Party Payors

Approximately 70% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $18,758,000 and $16,807,000 as of September 30, 2012 and December 31, 2011, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Revenue Recognition – Subordination of Fees and Uncertain Collections

We provide management services to certain long–term care facilities and to others we provide accounting and financial services.  We generally charge 6% to 7% of net operating revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services.  Our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided.  However, under the terms of our management contracts, payments for our management services are subject to subordination to other expenditures of the long–term care center being managed.  Furthermore, for certain of the third parties with whom we have contracted to provide services and which we have determined that collection is not reasonably assured, our policy is to recognize income only in the period in which the amounts are realized.  We may receive payment for the unpaid and unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the centers or proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future cash flows will occur.  The realization of such previously unrecognized revenue could cause our reported net income to vary significantly from period to period.

We agree to subordinate our fees to the other expenses of a managed center because we believe we know how to improve the quality of patient services and finances of a long–term care center.  We believe subordinating our fees demonstrates to the owner and employees of the managed center how confident we are of the impact we can have in making the center operations successful.  We may continue to provide services to certain managed centers despite not being fully paid currently so that we may be able to collect unpaid fees in the future from improved operating results and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  Also, we may benefit from providing other ancillary services to the managed center.

Accrued Risk Reserves

We are principally self–insured for risks related to employee health insurance, workers’ compensation and professional and general liability claims.  Our accrued risk reserves primarily represent the accrual for self–insured risks associated with employee health insurance, workers’ compensation and professional and general liability claims.  The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims.  Our policy with respect to our workers’ compensation and professional and general liability claims is to use an external, independent actuary to estimate our exposure for claims obligations (for both asserted and unasserted claims).  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis.

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of September 30, 2012, we and/or our managed centers are defendants in 21 such claims inclusive of years 2005 through September 30, 2012.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all providers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Credit Losses

Certain of our accounts receivable from private paying patients and certain of our notes receivable are subject to credit losses.  We have attempted to reserve for expected accounts receivable credit losses based on our past experience and believe our reserves to be adequate.

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

In September 2011, the FASB issued ASU No. 2011–05, which is included in Codification under ASC 220, “Comprehensive Income”. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update became effective beginning in our first quarter of fiscal 2012. In December 2011, the FASB issued ASU No. 2011–12 which indefinitely defers the guidance related to the presentation of reclassification adjustments only. The adoption of this accounting standard update resulted in financial statement presentation changes only.

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

Other revenues include the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2012	2011	2012	2011
Management and accounting services fees	$5,125	$5,913	$15,104	$16,536
Rental income	4,827	4,866	14,486	14,703
Insurance services	3,972	3,950	11,803	12,046
Other	83	201	615	979
	$14,007	$14,930	$42,008	$44,264

Management Fees from National

We manage five long–term care centers owned by National Health Corporation ("National"). During the nine months ended September 30, 2012 and 2011, we recognized management fees and interest on management fees of $2,564,000 and $2,676,000, respectively, from these centers.

Because the amount collectable could not be reasonably determined when the management services were provided, and because we cannot estimate the timing or amount of expected future collections, the unpaid fees from the five centers owned by National will be recognized as revenues only when the collectability of these fees can be reasonably assured.  Under the terms of our management agreement with National, the payment of these fees to us may be subordinated to other expenditures of the five long–term care centers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the five centers or the proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Management Fees from Other Nursing Centers

We continue to manage 15 long–term care centers (excluding the five National centers) for third–party owners where the management fees are recognized only when realized.  During the nine months ended September 30, 2012 and 2011, we recognized $4,251,000 and $4,735,000, respectively, of management fees from these 15 long–term care centers.

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

Note 4 – Non–Operating Income

Non–operating income is outlined in the table below.  Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on securities, and interest income.  Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services.  See also Note 14 regarding the additional non–controlling ownership interest we obtained in Caris during the nine months ended September 30, 2012.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2012	2011	2012	2011
Equity in earnings of unconsolidated investments	$4,063	$2,464	$10,079	$7,203
Dividends and other net realized gains and losses on sales of securities	1,607	1,410	5,074	3,928
Interest income	1,101	1,266	3,393	3,725
	$6,771	$5,140	$18,546	$14,856

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except for share and per share amounts)	2012	2011	2012	2011
Basic:
Weighted average common shares outstanding	13,852,403	13,807,995	13,846,022	13,762,084
Net income	$17,233	$17,211	$43,523	$49,546
Dividends to preferred stockholders	(2,167)	(2,167)	(6,503)	(6,503)
Net income available to common stockholders	15,066	15,044	37,020	43,043
Earnings per common share, basic	$1.09	$1.09	$2.67	$3.13

Diluted:
Weighted average common shares outstanding	13,852,403	13,807,995	13,846,022	13,762,084
Dilutive effect of stock options	7,912	8,366	8,971	12,431
Dilutive effect of restricted stock	4,641	5,031	5,417	6,303
Dilutive effect of contingent issuable stock	117,000	-	94,796	-
Convertible preferred stock	2,623,329	2,623,357	2,623,329	2,623,487
Assumed average common shares outstanding	16,605,285	16,444,749	16,578,535	16,404,305

Net income available to common stockholders	$15,066	$15,044	$37,020	$43,043
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	2,167	2,167	6,503	6,503

Net income for diluted earnings per common share	17,233	17,211	43,523	49,546
Earnings per common share, diluted	$1.04	$1.05	$2.63	$3.02

In the above table, options to purchase 1,237,144 and 1,439,251 shares of our common stock have been excluded for 2012 and 2011, respectively, due to their anti–dilutive impact.

Note 7 – Investments in Marketable Securities

Our investments in marketable securities are classified as available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities and restricted marketable securities consist of the following:

	September 30, 2012		December 31, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$98,000	$30,176	$85,051
Restricted investments available for sale:
Corporate debt securities	47,948	49,381	33,426	34,074
Commercial mortgage–backed securities	29,914	31,079	33,275	33,904
U.S. Treasury securities	20,407	20,877	7,778	8,070
State and municipal securities	7,234	7,690	7,270	7,577
	$135,679	$207,027	$111,925	$168,676

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2012			December 31, 2011
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$83,880	1,630,642	$24,734	$71,716

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	September 30, 2012		December 31, 2011
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$9,704	$9,802	$5,280	$5,298
1 to 5 years	61,393	63,606	44,923	45,734
6 to 10 years	34,006	35,215	21,993	22,768
Over 10 years	400	404	9,553	9,825
	$105,503	$109,027	$81,749	$83,625

Gross unrealized gains related to available for sale securities are $71,381,000 and $57,138,000 as of September 30, 2012 and December 31, 2011, respectively.  Gross unrealized losses related to available for sale securities are $33,000 and $387,000 as of September 30, 2012 and December 31, 2011, respectively.

Proceeds from the sale of investments in restricted marketable securities during the nine months ended September 30, 2012 and 2011 were $42,604,000 and $35,858,000, respectively.  Investment gains of $934,000 and $399,000 were realized on these sales during the nine months ended September 30, 2012 and 2011, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods and obtained market values from other pricing sources.  We also analyzed the pricing data and confirmed that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of September 30, 2012.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2012.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At September 30, 2012, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at September 30, 2012 and December 31, 2011 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2012	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$83,707	$83,707	$–	$–
Restricted cash and cash equivalents	35,917	35,917	–	–
Marketable equity securities	98,000	98,000	–	–
Corporate debt securities	49,381	–	49,381	–
Commercial mortgage–backed securities	31,079	–	31,079	–
U.S. Treasury securities	20,877	20,877	–	–
State and municipal securities	7,690	–	7,690	–
Total financial assets	$326,651	$238,501	$88,150	$–

	Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$61,008	$61,008	$–	$–
Restricted cash and cash equivalents	50,587	50,587	–	–
Marketable equity securities	85,051	85,051	–	–
Corporate debt securities	34,074	–	34,074	–
Commercial mortgage–backed securities	33,904	–	33,904	–
U.S. Treasury securities	8,070	8,070	–	–
State and municipal securities	7,577	–	7,577	–
Total financial assets	$280,271	$204,716	$75,555	$–

Note 9 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	Long–Term Debt
			9/30/12	12/31/11
			(dollars in thousands)
Revolving Credit Facility, interest payable monthly	Variable, 0.9%	2013	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

Note 10 – $75,000,000 Revolving Credit Facility

 Effective October 24, 2012, we extended the maturity of our Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as lender (the "Lender").  The Credit Agreement provides for a $75,000,000 revolving credit facility (the "Credit Facility"), of which up to $5,000,000 may be utilized for letters of credit.

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

The Credit Facility matures on October 23, 2013.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender there is any question about renewal, there has been no commitment at this time.  If the Lender elects to consent to such extension, subject to certain conditions, the maturity date will be extended to the date which is 364 days after the then maturity date.

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

Note 11 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options and restricted stock granted over the requisite service period using the fair value for these grants as estimated at the date of grant either using the Black–Scholes pricing model for stock options or the quoted market price for restricted stock.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  At September 30, 2012, 115,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  The shares granted during the nine months ended September 30, 2012 consisted of 45,000 shares to the Directors and 19,144 shares through the Employee Stock Purchase Plan.  At September 30, 2012, 469,904 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $1,925,000 and $2,253,000 for the nine months ended September 30, 2012 and 2011, respectively.  At September 30, 2012, we had $6,545,000 of unrecognized compensation cost related to unvested stock–based compensation awards, which consisted of $6,007,000 for stock options and $538,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 3.4 years for stock options and 1.6 years for restricted stock.  Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2012 and for the year ended December 31, 2011.

	2012	2011
Risk–free interest rate	0.27%	2.02%
Expected volatility	39.0%	23.7%
Expected life, in years	2.1 years	4.8 years
Expected dividend yield	2.91%	3.62%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2012 and for the year ended December 31, 2011.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	472,327	$43.07	$–
Options granted	1,264,719	46.58	–
Options exercised	(224,969)	37.30	–
Options cancelled or expired	(30,000)	44.25	–
Options outstanding at December 31, 2011	1,482,077	46.92	–
Options granted	64,244	44.26	–
Options exercised	(130,150)	45.79	–
Options cancelled or expired	(85,620)	52.50	–
Options outstanding at September 30, 2012	1,330,551	$46.54	$1,934,000

Options exercisable at September 30, 2012	228,407	$46.13	$706,000

Options Outstanding September 30, 2012	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
48,407	$37.70	$37.70	1.6
1,192,144	$42.99–$46.69	$46.53	3.4
90,000	$51.50	$51.50	0.6
1,330,551		$46.54	3.0

Restricted Stock

The following table summarizes our restricted stock activity for the nine months ended September 30, 2012 and for the year ended December 31, 2011.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non–vested restricted shares at January 1, 2011	30,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	(6,000)	34.46	–
Non–vested restricted shares at December 31, 2011	24,000	34.46	–
Award shares granted	–	–	–
Award shares vested	(6,000)	34.46	–
Non–vested restricted shares at September 30, 2012	18,000	$34.46	$239,000

The weighted average remaining contractual life of restricted stock at September 30, 2012 is 1.6 years.

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

At September 30, 2012, we had $11,908,000 of unrecognized tax benefits, composed of $8,204,000 of deferred tax assets and $3,704,000 of permanent differences.  Accrued interest and penalties of $1,668,000 relate to unrecognized tax benefits at September 30, 2012.  Unrecognized tax benefits of $3,704,000, net of federal benefit, at September 30, 2012, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,341,000 relate to these permanent differences at September 30, 2012.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning September 30, 2012, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,995,000, composed of temporary differences of $2,010,000, and permanent tax differences of $985,000.  Interest and penalties of $575,000 relate to these temporary and permanent difference changes within 12 months beginning September 30, 2012.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2009 (with certain state exceptions). Currently, there are no U.S. federal or state returns under examination.

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

Note 13 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $103,202,000 and $98,732,000 at September 30, 2012 and December 31, 2011, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income within "Other Revenues" for the nine months ended September 30, 2012 and 2011, respectively, are $4,094,000 and $3,894,000.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

General and Professional Liability Lawsuits and Insurance

The long term care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of September 30, 2012, we and/or our managed centers are currently defendants in 21 such claims covering the years 2005 through September 30, 2012.

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

Beginning in 2008 and continuing through September 30, 2012, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

For these professional liability insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income as "Other Revenues" for the nine months ended September 30, 2012 and 2011, respectively, are $3,152,000 and $3,287,000.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

Litigation

On September 4, 2012, SeniorTrust of Florida, Inc. ("SeniorTrust"), a Tennessee non-profit corporation, and ten non-profit limited liability company subsidiaries of SeniorTrust (the "SeniorTrust Subsidiaries") filed a lawsuit against the Company and another party.  NHC continues to provide management services to SeniorTrust and to the SeniorTrust Subsidiaries.  NHC has provided management services to these entities since 2005.

The complaint of SeniorTrust and the SeniorTrust Subsidiaries alleges that the Company and another party exercised dominion and control over SeniorTrust, the SeniorTrust Subsidiaries and their board of directors for a period prior to sometime in 2008 and that the Company and another party used that control to cause one of

SeniorTrust Subsidiaries to enter into sale, purchase, financing and management transactions with the Company and another party on terms adverse to SeniorTrust and one or more SeniorTrust Subsidiaries.  As part of its complaint, SeniorTrust and the SeniorTrust Subsidiaries seek a declaratory judgment and assert claims for breach of fiduciary duty, fraud, conflict of interest, conversion, and unjust enrichment.  They claim that they have sustained substantial compensatory and punitive damages.

The Company adamantly denies the claims made by SeniorTrust and the SeniorTrust Subsidiaries and intends to vigorously defend against their complaint.

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

On June 1, 2012, we acquired an additional 7.5% limited partnership interest in Caris for $7.5 million.  As of September 30, 2012, we have a 75.1% non–controlling ownership interest in the equity method investment.

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

Medicare Reimbursement Rate Changes

In July 2011, the Centers for Medicare and Medicaid Services ("CMS") announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011.  We estimated the resulting decrease in revenue from the fiscal year 2012 Medicare rate changes to be approximately $24,000,000 annually, or $6,000,000 quarterly.  Furthermore, changes in government requirements for providing therapy services were estimated to increase our operating costs by approximately $6,000,000 annually, or $1,500,000 per quarter.  We implemented and continue to implement cost saving measures to help mitigate a portion of the revenue decrease and cost increase, but we are also committed to maintaining the quality of care to our patients.

In July 2012, CMS released its skilled nursing facility PPS update for the fiscal year 2013, which begins October 1, 2012.  The notice provides a 1.8% rate update, which reflects a 2.5% market basket increase that is reduced under the ACA by a 0.7% multifactor productivity adjustment.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2013 by $670 million compared to fiscal year 2012 levels. The notice also provides an update to certain fiscal year 2012 policy changes involving recalibration of the parity adjustment, reallocation of group therapy time, and changes to the MDS 3.0 patient assessment instrument.  The effect of the rate changes on our revenues is dependent upon our census and the mix of our patients at the PPS pay rates.

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

In August 2012, we began construction on a 90–bed skilled nursing facility in Tullahoma, Tennessee.  This facility is expected to be completed during the third quarter of 2013.  Also, in the fourth quarter of 2012, we expect to begin construction on a 50–bed skilled nursing addition to NHC Lexington in Lexington, South Carolina.  In 2013 we expect to begin construction on a 92-bed skilled nursing facility in Sumner County, Tennessee.

During 2012, we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.  We will also evaluate the feasibility of construction of new assisted living facilities in select markets.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $103,202,000 at September 30, 2012 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund substantially all of our professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There have been no significant changes during the nine month period ended September 30, 2012 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2011 Annual Report on Form 10–K filed with the SEC.

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

Medicare

In July 2011, CMS issued a final rule providing a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS's fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS's fiscal year 2011.  The final 2012 CMS rule also adjusted the method by which group therapy is counted for reimbursement purposes, and changes the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.  We anticipated that, assuming other factors remained constant, the resulting decrease in revenue from the fiscal year 2012 Medicare rate changes would be approximately $24,000,000 annually, or $6,000,000 per quarter.  Furthermore, changes in government requirements for providing therapy services were estimated to increase our operating costs by approximately $6,000,000 annually, or $1,500,000 per quarter. We implemented and continue to implement cost saving measures to help mitigate the effects of a portion of the revenue decrease and cost increase, but we are also committed to maintaining the quality of care to our patients.

For the first nine months of 2012, our average Medicare per diem rate decreased 6.9% compared to the same period in 2011.  The decrease is due to the October 1, 2011 rate reductions, but partially offset by the increased acuity levels of the patients in our skilled nursing centers.  The PPS rates had a net market basket increase of 2.3% for CMS’s fiscal year 2011.

In July 2012, CMS released its skilled nursing facility PPS update for the fiscal year 2013, which began October 1, 2012.  The notice provides a 1.8% rate update, which reflects a 2.5% market basket increase that is reduced under the ACA by a 0.7% multifactor productivity adjustment.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2013 by $670 million compared to fiscal year 2012 levels. The notice also provides an update to certain fiscal year 2012 policy changes involving recalibration of the parity adjustment, reallocation of group therapy time, and changes to the MDS 3.0 patient assessment instrument.  The effect of the rate changes on our revenues is dependent upon our census and the mix of our patients at the PPS pay rates.

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

Medicaid

Beginning January 1, 2012, the state of Tennessee implemented a 4.25% rate reduction for their Medicaid program.  On May 14, 2012 and effective retroactively to January 1, 2012, Tennessee's legislation voted to restore 1.75% of the 4.25% rate reduction; thus leaving a net 2.5% rate reduction for the first six months of 2012.  Effective July 1, 2012 and for the fiscal year 2013, the state of Tennessee implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue for the fiscal year 2013 will be approximately $3,500,000 annually, or $875,000 per quarter.

In February 2012 and effective retroactively to October 1, 2011, the state of Missouri’s Medicaid program announced a net $6.00 per patient day increase in their Medicaid rates.  We estimate the resulting increase in revenue will be approximately $1,720,000 annually, or $430,000 per quarter.  There will be no rate increase or decrease implemented as of October 1, 2012 for the Medicaid program in the state of Missouri.

There was no rate increase or decrease implemented for the fiscal year beginning October 1, 2011 for the Medicaid program in the state of South Carolina.  Effective October 1, 2012 and for the fiscal year 2013, South Carolina implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning October 1, 2012 will be approximately $1,660,000 annually, or $415,000 per quarter.

For the first nine months of 2012, our average Medicaid per diem overall increased by 0.8% compared to the same period in 2011.  We face challenges with respect to states’ Medicaid payments because many states currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments.  Other provisions could increase state funding for home and community–based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Results for the three month period ended September 30, 2012 include a 3.9% decrease in net operating revenues and a 1.6% increase in income before income taxes compared to the same period in 2011.

The total census at owned and leased long–term health care centers for the quarter averaged 89.7% compared to an average of 90.5% for the same quarter a year ago.

Medicare and Managed Care per diem rates decreased 8.6% and 3.0%, respectively, compared to the quarter a year ago.  Medicaid and private pay per diem rates increased 2.4% and 2.6%, respectively, compared to the quarter a year ago.  The Medicare per diem rate decrease is due to the 11.1% rate reduction in fiscal year 2012, but is partially offset by the increased acuity levels of our patients.

Net patient revenues decreased $6,773,000 or 3.7% compared to the same period last year.  In addition to our Medicare per diem rates decreasing, the remaining decrease in net patient revenues is due from the assignment of our Solaris Hospice business to Caris effective January 1, 2012.  There was $3,514,000 of net patient revenues recorded for the Solaris Hospice entities for the three months ended September 30, 2011.  The increase in our earnings in equity recorded from Caris is presented in “non–operating income” in our interim condensed consolidated statements of income.

Other revenues decreased $923,000 or 6.2% in the three month 2012 period to $14,007,000 from $14,930,000 in the 2011 three–month period.  The decrease in other revenues is primarily due to the decreased collections of management and accounting services fees of $788,000, as further detailed in Note 3 of our interim condensed consolidated financial statements.

Total costs and expenses for the 2012 third quarter compared to the 2011 third quarter decreased $6,423,000 or 3.6% to $172,697,000 from $179,120,000.  Salaries, wages and benefits, the largest operating costs of our company, decreased $26,000 to $106,844,000 from $106,870,000.  Other operating expenses decreased $6,288,000 or 11.5% to $48,519,000 for the 2012 period compared to $54,807,000 for the 2011 period.  Facility rent expense decreased $187,000 or 1.9% to $9,813,000.  Depreciation and amortization increased 1.3% to $7,402,000.

The increase in salaries, wages and benefits is primarily due to the increased costs for therapist services of $1,550,000.  The assignment of our Solaris Hospice entities to Caris decreased salaries and wages $1,516,000 compared to same period a year ago, which offset the increase in therapy services.

The decrease in other operating expenses is primarily due to the cost saving measures implemented at our skilled nursing facilities ($1,929,000).  We also had favorable results within our accrued risk reserves of $2,495,000 compared to the same period a year ago.  The assignment of our Solaris Hospice entities to Caris decreased other operating expenses $1,538,000 compared to the same period a year ago.

Non–operating income increased by $1,631,000 to $6,771,000 in the three month 2012 period in comparison to $5,140,000 for the three month 2011 period, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase ($1,623,000) is primarily due to our investment in Caris, including our increased non–controlling ownership interest effective January 1, 2012 and June 1, 2012.

The income tax provision for the three months ended September 30, 2012 is $6,209,000 (an effective income tax rate of 26.5%).  The income tax provision and effective tax rate for the three months ended September 30, 2012 were unfavorably impacted by adjustments to unrecognized tax benefits of $193,000 and permanent differences including nondeductible expenses of $208,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2012 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $3,187,000 or 13.6% of income before taxes in 2012.  The income tax provision for the three months ended September 30, 2011 was $5,873,000 (an effective tax rate of 25.4%).  The income tax provision and effective tax rate for the three months ended September 30, 2011 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the provision of $23,000 or 0.1% of income before taxes.  The income tax provision and effective tax rate for 2011 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $3,226,000 or 14% of income before taxes in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Results for the nine month period ended September 30, 2012 include a 2.3% decrease in net operating revenues and a 12.2% decrease in income before income taxes compared to the same period in 2011.  For comparative purposes, other operating expenses for the 2011 nine month period included favorable results within our accrued risk reserves of $10,500,000.  Excluding this adjustment, the nine months ended September 30, 2012 would have reflected an increase in income before income taxes of $1,225,000, or 1.9%, over the same period in 2011.

The total census at owned and leased long–term health care centers for the nine months averaged 90.3% compared to an average of 90.7% for the same period a year ago.

Medicare and Managed Care per diem rates decreased 6.9% and 2.8%, respectively, compared to the nine month period a year ago.  Medicaid and private pay per diem rates increased 0.8% and 2.4%, respectively, compared to the nine month period a year ago.  The Medicare per diem rate decrease is due to the 11.1% rate reduction in fiscal year 2012, but is partially offset by the increased acuity levels of our patients.

Net patient revenues decreased $11,320,000 or 2.1% compared to the same period last year.  In addition to our Medicare per diem rates decreasing, the remaining decrease in net patient revenues is due from the assignment of our Solaris Hospice business to Caris effective January 1, 2012.  There was $10,242,000 of net patient revenues recorded for the Solaris Hospice entities for the nine months ended September 30, 2011.  The increase in our earnings in equity recorded from Caris is presented in “non–operating income” in our interim condensed consolidated statements of income.  The two newly constructed assisted living communities that were placed in service during the second quarter of 2011 helped increase net patient revenues approximately $3,610,000.

Other revenues decreased $2,256,000 or 5.1% in the 2012 nine month period to $42,008,000 from $44,264,000 in the 2011 nine month period.  The decrease in other revenues is primarily due to the decreased collections of management and accounting services fees of $1,432,000, as further detailed in Note 3 of our interim condensed consolidated financial statements.

Total costs and expenses for the 2012 nine months compared to the 2011 period decreased $611,000 or 0.1% to $519,319,000 from $519,930,000.  Salaries, wages and benefits, the largest operating costs of our company, decreased $2,397,000 or 0.7% to $318,028,000 from $320,425,000.  Other operating expenses increased $1,187,000 or 0.8% to $149,271,000 for the 2012 period compared to $148,084,000 for the 2011 period.  Facility rent expense decreased $237,000 or 0.8% to $29,507,000.  Depreciation and amortization increased 3.9% to $22,168,000.

The decrease in salaries, wages and benefits is primarily due to the cost saving measures implemented at our skilled nursing facilities ($5,829,000).  The assignment of our Solaris Hospice entities to Caris also decreased salaries and wages $4,447,000 compared to same period in 2011. We had increased costs for therapist services of $6,144,000, which offsets these decreases.

As discussed above, the increase in other operating expenses is primarily due to the 2011 nine month period having a favorable adjustment within the accrued risk reserves of $10,500,000, thus lowering the prior year expense by this amount.  Excluding this adjustment, other operating expenses for the 2012 nine month period would have decreased $9,313,000.  The decrease in other operating expenses is primarily due to the assignment of our Solaris Hospice entities to Caris, which decreased expenses $4,311,000 compared to same period in 2011.  Our skilled nursing centers also decreased other operating expenses ($2,406,000) and we had favorable results within our accrued risk reserves ($3,129,000) compared to the same period a year ago.

Non–operating income increased by $3,690,000 to $18,546,000 in the 2012 nine month period in comparison to $14,856,000 for the same period a year ago, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase ($2,910,000) is primarily due to our investment in Caris, including our increased non–controlling ownership interest effective January 1, 2012 and June 1, 2012.

The income tax provision for the nine months ended September 30, 2012 is $22,923,000 (an effective income tax rate of 34.5%).  The income tax provision and effective tax rate for the nine months ended September 30, 2012 were unfavorably impacted by adjustments to unrecognized tax benefits of $218,000 and permanent differences including nondeductible expenses of $348,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2012 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,187,000 or 4.8% of income before taxes in 2012.  The income tax provision for the nine months ended September 30, 2011 was $26,175,000 (an effective tax rate of 34.6%).  The income tax provision and effective tax rate for the nine months ended September 30, 2011 were favorably impacted by adjustments to unrecognized tax benefits resulting in a decrease in the provision of $45,000 or 0.1% of income before taxes.  The income tax provision and effective tax rate for the nine months ended September 30, 2011 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $3,226,000 or 4.3% of income before taxes in 2011.

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

	Nine Months Ended September 30		Nine Month Change
	2012	2011	$	%
Cash and cash equivalents at beginning of period	$61,008	$28,478	$32,530	114.2%

Cash provided by operating activities	60,118	53,774	6,344	11.8%

Cash used in investing activities	(24,286)	(17,782)	(6,504)	(36.6)%

Cash used in financing activities	(13,133)	(11,312)	(1,821)	(16.1)%

Cash and cash equivalents at end of period	$83,707	$53,158	$30,549	57.5%

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 was $60,118,000 as compared to $53,774,000 in the same period last year.  Cash provided by operating activities consisted of net income of $43,523,000, adjustments for non–cash items of $20,855,000, and $4,260,000 used for working capital.

Cash used for working capital primarily consisted of an increase of restricted cash and cash equivalents of $6,270,000 and decreases in accounts payable of $4,288,000.  The increase in restricted cash and cash equivalents is from NHC and other healthcare entities paying insurance premiums into NHC insurance companies, which restrict the cash payment.  The decrease in accounts payable is due to the timing of payments.

Investing Activities

 Cash used in investing activities totaled $24,286,000 and $17,782,000 for the nine months ended September 30, 2012 and 2011, respectively.  Cash used for property and equipment additions was $14,888,000 for the nine months ended September 30, 2012 and $17,881,000 in the comparable period in 2011.  In June 2012, we acquired an additional 7.5% non-controlling ownership interest in Caris for $7,500,000.  Cash provided by net collections of notes receivable was $336,000 in 2012 compared to $1,573,000 in 2011. Purchases and sales of restricted marketable securities resulted in a net use of cash of $2,234,000 for the 2012 period compared to $1,474,000 for the 2011 period.

Financing Activities

Net cash used in financing activities totaled $13,133,000 and $11,312,000 for the nine months ended September 30, 2012 and 2011, respectively.  Cash used for dividend payments to common and preferred stockholders totaled $19,039,000 in the current year period compared to $18,313,000 for the same period a year ago.  In the current period, $5,960,000 of cash was provided by the issuance of common stock.  In the prior period, cash of $7,152,000 was provided by the issuance of common stock.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2012 are as follows (in thousands):

	Total		1 year		1–3 Years		3–5 Years	After 5 Years
Long–term debt – principal	$10,000	$	−	$	−	$	−	$10,000
Long–term debt – interest	1,450		276		553		553	68
Operating leases	311,725		33,700		67,400		67,400	143,225
Obligations to complete construction	9,145		9,145		−		−	−
Total contractual cash obligations	$332,320		43,121		67,953		67,953	153,293

Other noncurrent liabilities for uncertain tax positions of $3,704,000, attributable to permanent differences, at September 30, 2012 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 12 of the interim condensed consolidated financial statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $83,707,000 at September 30, 2012, marketable securities of $98,000,000 at September 30, 2012 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.  We currently do not have any funds drawn against our revolving credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

Long–term liquidity

Our $75,000,000 revolving credit agreement matures on October 23, 2013.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender that there is any question about renewal, there has been no commitment at this time.  We entered into this loan originally on October 30, 2007, and have renewed the loan five times with one year maturities.  At the inception and at each renewal, the lender offered longer maturities, but the Company chose a one–year maturity because of the terms.  If we are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt and contractual obligations and will be limited in our ability to fund future growth opportunities.

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

Commitment and Contingencies

Litigation

On September 4, 2012, SeniorTrust of Florida, Inc. ("SeniorTrust"), a Tennessee non-profit corporation, and ten non-profit limited liability company subsidiaries of SeniorTrust (the "SeniorTrust Subsidiaries") filed a lawsuit against the Company and another party.  NHC continues to provide management services to SeniorTrust and to the SeniorTrust Subsidiaries.  NHC has provided management services to these entities since 2005.

The complaint of SeniorTrust and the SeniorTrust Subsidiaries alleges that the Company and another party exercised dominion and control over SeniorTrust, the SeniorTrust Subsidiaries and their board of directors for a period prior to sometime in 2008 and that the Company and another party used that control to cause one of SeniorTrust Subsidiaries to enter into sale, purchase, financing and management transactions with the Company and another party on terms adverse to SeniorTrust and one or more SeniorTrust Subsidiaries.  As part of its complaint, SeniorTrust and the SeniorTrust Subsidiaries seek a declaratory judgment and assert claims for breach of fiduciary duty, fraud, conflict of interest, conversion, and unjust enrichment.  They claim that they have sustained substantial compensatory and punitive damages.

The Company adamantly denies the claims made by SeniorTrust and the SeniorTrust Subsidiaries and intends to vigorously defend against their complaint.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At September 30, 2012, we have available for sale debt securities in the amount of $109,027,000.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of September 30, 2012, both our long–term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long–term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75.0 million and our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

Approximately $5.5 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $55,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At September 30, 2012, the fair value of our equity marketable securities is approximately $98,000,000.  Of the $98.0 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $83.9 million, or 85.6%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $9.8 million.  At September 30, 2012, our equity securities had unrealized gains of $71.3 million.  Of the $71.3 million of unrealized gains, $59.1 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 13 of this Form 10–Q.

Item 1A.  Risk Factors.

During the nine months ended September 30, 2012, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2011.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: October 30, 2012	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: October 30, 2012	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)