Form 10-K
period 2012-12-31
NATIONAL HEALTHCARE CORP
filed 2013-02-15
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Telephone Number: 615-890-2020
____________________________
Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Name of Each Exchange on which Registered
Shares of Common Stock Shares of Preferred Cumulative Convertible Stock	NYSE MKT NYSE MKT
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

The aggregate market value of Common Stock held by non-affiliates on June 30, 2012 (based on the closing price of such shares on the NYSE MKT) was approximately $308 million.  For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 12, 2013 was 14,158,127.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K:
The Registrant’s definitive proxy statement for its 2013 shareholder’s meeting.

Table of Contents

Part I

ITEM 1.

BUSINESS

3

ITEM 1A.

RISK FACTORS

14

ITEM 1B.

UNRESOLVED STAFF COMMENTS

23

ITEM 2.

PROPERTIES

24

ITEM 3.

LEGAL PROCEEDINGS

29

Part II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES30

ITEM 6.

SELECTED FINANCIAL DATA

32

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS33

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

46

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

48

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE84

ITEM 9A.

CONTROLS AND PROCEDURES

84

ITEM 9B.

OTHER INFORMATION

86

Part III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

86

ITEM 11.

EXECUTIVE COMPENSATION

86

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS86

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

86

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

86

Part IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

87

SIGNATURES

88

PART 1

ITEM 1.  BUSINESS

General Development of Business

National HealthCare Corporation, which we also refer to as NHC or the Company, began business in 1971.   Our principal business is the operation of long-term health care centers with associated assisted living and independent living centers.  Our business activities include providing subacute skilled and intermediate nursing and rehabilitative care, senior living services, and home health care services.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide management services, accounting and financial services and insurance services to third party owners of health care facilities.  We operate in 11 states, and our owned and leased properties are located primarily in the southeastern United States.

Narrative Description of the Business

Our business is long-term health care services.  At December 31, 2012, we operate or manage 75 longterm health care centers with a total of 9,460 licensed beds.  These numbers include 54 centers with 7,298 beds that we lease or own and 21 centers with 2,162 beds that we manage for others.  Of the 54 leased or owned centers, 34 are leased from National Health Investors, Inc. ("NHI").

Our 17 assisted living centers (13 leased or owned and four managed) have 653 units (575 units leased or owned and 78 units managed).

Our six independent living centers (four leased or owned and two managed) have 485 retirement apartments (338 apartments leased or owned and 147 apartments managed).

We operate 37 homecare programs licensed in four states (Tennessee, South Carolina, Missouri and Florida) and provided 420,421 homecare patient visits to 16,290 patients in 2012.

We have a partnership agreement and a 75.1% non-controlling ownership interest in Caris Healthcare, LP (“Caris”), a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Caris provides hospice care to over 1,250 patients per day in 25 locations in Tennessee, South Carolina, and Virginia.

We previously provided hospice services under the name of Solaris Hospice, LLC (“Solaris”), a wholly-owned subsidiary of NHC, in which we owned and operated eight hospice programs.  Effective January 1, 2012, we contributed our eight Solaris hospice programs to Caris for an additional 2.7% non-controlling ownership interest.

We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units, subacute nursing units and a number of in-house pharmacies.  Similar specialty units are under consideration at a number of our centers, as well as free standing projects.

Long-Term Care Services and Net Operating Revenues. Health care services we provide include a comprehensive range of services.  In fiscal 2012, 92.7% of our net operating revenues was derived from such health care services.  Highlights of health care services activities during 2012 were as follows:

A.

Long-Term Health Care Centers.  The most significant portion of our business and the base for our other long-term health care services is the operation of our skilled nursing centers.  In our centers, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day.  In addition, our centers provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services.  We own or lease and operate 54 long-term health care centers as of December 31, 2012. We manage 21 centers for third party owners.  Revenues from the 54 centers we own or lease are reported as net patient revenues in our financial statements.  Management fee income is recorded as other revenues from the 21 facilities that we manage.  We generally charge 6% to 7% of facility net revenues for our management services.  Average occupancy in long-term health care centers we operate was 90.1% during the year ended December 31, 2012.

B.

Rehabilitative Services.  We provide therapy services through Professional Health Services, a division of NHC.  Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities.  We maintained a rehabilitation staff of over 1,100 highly trained, professional therapists in 2012.  The majority of our rehabilitative services are for patients in our owned and managed long-term care centers.  However, we also provide services to over 80 additional health care providers.  Our rates for these services are competitive with other market rates.

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

D.

Managed Care Contracts.  We operate five regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of our owned and managed centers.  Managed care patient days were 156,827 in 2012, 143,223 in 2011, and 116,973 in 2010.

E.

Assisted Living Centers.  Our assisted living centers are dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities.  We own or lease 13 and manage four assisted living centers.  Of these 17 centers, 11 are located within the physical structure of a skilled nursing center or retirement center and six are freestanding.  In 2012, the rate of occupancy was 85.9%.  Certificates of Need are not required to build these projects and we believe that overbuilding has occurred in some of our markets.

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

G.

Homecare Programs.  Our home health care programs (we call them homecare) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities.  Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies.  Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment.  NHC operates 37 homecare licensed and Medicare-certified offices in four states (Tennessee, South Carolina, Missouri and Florida) and some of our homecare patients are previously discharged from our long-term health care centers.  Medicare reimbursement for homecare services is paid under a prospective payment system.  Under this payment system, we receive a prospectively determined amount per patient per 60 day episode as defined by Medicare guidelines.  Medicare episodes increased from 20,100 in 2011 to 20,374 in 2012.  Patients served increased from 14,700 in 2011 to 16,290 in 2012.  Visits increased from 418,000 in 2011 to 420,421 in 2012.

H.

Pharmacy Operations.  At December 31, 2012, we operated four regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina, and one in Missouri).  These pharmacy operations use a central location to supply (on a separate contractual basis) pharmaceutical services (consulting and medications) and supplies.  Regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.  Our regional pharmacies currently serve 49 owned facilities, seven managed facilities, and 13 trade entities.

Other Revenues.  We generate revenues from management, accounting and financial services to third party owners of healthcare facilities, from insurance services to our managed centers, and from rental income.  In fiscal 2012, 7.3% of our net operating revenues were derived from such other sources.  The significant sources of our other revenues are described as follows:

A.

Management, Accounting and Financial Services.  We provide management services to long-term health care centers, assisted living centers and independent living centers operated by third party owners.  We typically charge 6% to 7% of the managed centers’ revenues as a fee for these services.  Additionally, we provide accounting and financial services to other long-term care or related types of entities for small operators or not-for-profit entities.  No management services are provided for entities in which we provide accounting and financial services.  As of December 31, 2012, we perform management services for 27 centers and accounting and financial services for 28 centers.

B.

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

C.

Rental Income.  The healthcare properties currently owned and leased to third party operators include nine skilled nursing facilities and four assisted living communities.  The rental agreements were renewed in 2011 and continue for a five-year period ending on December 31, 2015.

Non-Operating Income.  We generate non-operating income from equity in earnings of unconsolidated investments, from dividends and realized gains and losses on marketable securities, interest income, and other miscellaneous non-operating income.  The significant source of non-operating income is described as follows:

A.

Equity in Earnings of Unconsolidated Investments.  Earnings from investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  Our most significant equity method investment is a 75.1% non-controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Caris currently has sixteen locations in Tennessee, eight locations in South Carolina, and one location in Virginia.

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

In August 2012, we began construction on a 90-bed skilled nursing facility in Tullahoma, Tennessee.  This facility is expected to be completed during the third quarter of 2013.  Also, in November 2012, we began construction on a 50-bed skilled nursing addition to NHC Lexington in Lexington, South Carolina.  In 2013, we expect to begin construction of a 92-bed skilled nursing facility and 48-unit assisted living facility in Sumner County, Tennessee.

In addition, we engaged in a joint venture with RSF Partners, Inc., and Flournoy Development, Inc. to build and operate an 85-unit assisted living community ("Camellia Walk") in Augusta, Georgia.  Camellia Walk should begin construction in 2013 and open in the first quarter of 2014.

We also entered into a joint venture with Reliant Healthcare, LLC to develop and operate a 14-bed psychiatric hospital focusing on geriatric care in Osage Beach, Missouri.  This project is projected to open in 2014.

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

We provide centralized management and support services to NHC operated health care nursing centers.  The management and support services include operational support through the use of regional vice presidents and regional nurses, accounting and financial services, cash management, data processing, legal, consulting and services in the area of rehabilitative care.  Our personnel are employed by our administrative services affiliate, National Health Corporation ("National"), which is also responsible for overall services in the area of personnel, loss control, insurance, education and training.  We reimburse the administrative services contractor by paying all the costs of personnel employed for our benefit as well as a fee.  National is wholly owned by the National Health Corporation Employee Stock Ownership Plan and provides its services only to us.

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

Long-Term Care Center Occupancy Rates

The following table shows certain information relating to occupancy rates for our owned and leased longterm health care centers:

	Year Ended December 31,
	2012	2011	2010
Overall census	90.1%	90.6%	92.0%

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

Certain groups of patients receive funds to pay the cost of their care from a common source.  The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2012	2011	2010
Medicare	42%	44%	42%
Private Pay, Managed Care, and Other	33%	30%	31%
Medicaid/Intermediate	19%	19%	19%
Medicaid/Skilled	6%	7%	8%
Total	100%	100%	100%

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

We attempt to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing the marketing of those services through market areas and "Managed Care Offices", of which five were open at December 31, 2012.  These services are designed to speed the patient's recovery and allow the patient to return home as soon as it is practical.  In addition to educating physicians and patients to the advantages of the rehabilitative services, we have also implemented incentive programs which provide for the payment of bonuses to our regional and center personnel if they are able to achieve private and Medicare goals at their centers.

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

Private pay, managed care, and other sources include commercial insurance, individual patient funds, managed care plans and the Veterans Administration. Although payment rates vary among these sources, market forces and costs largely determine these rates.  Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts.

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

In all states in which we operate, before a long-term care facility can make a capital expenditure exceeding certain specified amounts or construct any new longterm health care beds, approval of the state health care regulatory agency or agencies must be obtained and a Certificate of Need issued.  The appropriate state health planning agency must review the Certificate of Need according to state specific guidelines before a Certificate of Need can be issued.  A Certificate of Need is generally issued for a specific maximum amount of expenditure and the project must be completed within a specific time period.  There is no advance assurance that we will be able to obtain a certificate of need in any particular instance.  In some states, approval is also necessary in order to purchase existing health care beds, although the purchaser is normally permitted to avoid a full scale certificate of need application procedure by giving advance written notice of the acquisition and giving written assurance to the state regulatory agency that the change of ownership will not result in a change in the number of beds, services offered and, in some cases, reimbursement rates at the facility.

While there are currently no significant legislative proposals to eliminate certificates of need pertaining to long-term care pending in the states in which we do business, deregulation in the certificate of need area would likely result in increased competition among nursing home companies and could adversely affect occupancy rates and the supply of licensed and certified personnel.

Medicare and Medicaid Participation

All health care centers, owned, leased or managed by us are certified to participate in Medicare.  Health care centers participating in Medicare are known as SNFs ("Skilled Nursing Facilities").  All but five of our affiliated nursing centers participate in Medicaid.  All of our homecares (Home health agencies) participate in Medicare, which comprises over 90% of their revenue.  Homecares also participate in Medicaid.

During the fiscal year, we received payments from Medicare and, if participating, from Medicaid.  We record as receivables the amounts we ultimately expect to receive under the Medicare and Medicaid programs and record into profit or loss any differences in amounts actually received at the time of interim or final settlements.  Adjustments have not had a material adverse effect within the last three years.

Certifications and Participation Requirements; Efforts to Impose Reduced Payments

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs.  Failure to obtain and maintain Medicare and Medicaid certification at our nursing centers would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue.  In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients.  Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.  For the fiscal year ended December 31, 2012, we derived 42% and 25% of our net patient revenues from the Medicare and Medicaid programs, respectively.  Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our profitability.  We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations.  No assurance can be given that such reforms will not have a material adverse effect on us.

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

The U.S. Supreme Court has since issued its ruling on the constitutionality of a key provision in the ACA, which is the requirement that every American maintain a minimum level of health coverage or pay a penalty beginning in 2014.  The Supreme Court upheld the constitutionality of the “individual mandate”, holding that the penalty for not doing so could reasonably be interpreted as a tax, which the Constitution permits.  The ruling also permits the federal government to pursue a broad expansion of the Medicaid program, but the ruling gives the states the maximum flexibility on whether to do so.  In preparation for the Medicaid coverage expansion to occur in 2014, the current Administration is expected to release a host of regulations and an array of new taxes and fees. It is uncertain at this time the effect the Acts, their modifications, or Medicaid expansion will have on our future results of operations or cash flows.

In August 2011 and pursuant to the Budget Control Act of 2011, Congress created a 12–member bipartisan committee called the Joint Select Committee on Deficit Reduction, or the Joint Committee. The Joint Committee was charged with issuing a formal recommendation by November 23, 2011 on how to reduce the federal deficit by at least $1.5 trillion over the next ten years.  The Committee concluded their work in November 2011 and was not able to reach a bipartisan agreement before the Committee’s deadline period.  This failure by the Committee is scheduled to trigger automatic reductions in discretionary and mandatory spending (known as “sequestration”)   starting in 2013, including reductions of not more than 2% to payments to Medicare providers.

On January 3, 2013, Congress passed the American Taxpayer Relief Act of 2012 to avert the so-called fiscal cliff.  Among the legislation was the delay of sequestration and the automatic Medicare spending cuts scheduled to begin January 1, 2013.  This current legislation delays sequestration for two months until March 1, 2013.  The spending cuts will go into effect unless a new law is enacted that specifically addresses these cuts.  We are unable to predict the financial impact of sequestration, if enacted, or other spending cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

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

In July 2012, Centers for Medicare and Medicaid Services ("CMS") released its skilled nursing facility PPS update for the fiscal year 2013, which began October 1, 2012.  The notice provides a 1.8% rate update, which reflects a 2.5% market basket increase that is reduced under the ACA by a 0.7% multifactor productivity adjustment.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2013 by $670 million compared to fiscal year 2012 levels. The notice also provides an update to certain fiscal year 2012 policy changes involving recalibration of the parity adjustment, reallocation of group therapy time, and changes to the MDS 3.0 patient assessment instrument.  The effect of the 2013 PPS rate update on our revenues is dependent upon our census and the mix of our patients at the PPS pay rates.

CMS' 2012 final rule, which began October 1, 2011, provided for a net 11.1% reduction in PPS payments to skilled nursing facilities.  The fiscal year 2012 rule also adjusted the method by which group therapy is counted for reimbursement purposes, and changes the timing in which patients who received therapy must be reassessed for purposes of determining their RUG category.  We anticipated that, assuming other factors remained constant, CMS's reduced reimbursement rates for its fiscal year 2012 would have a significant and adverse effect on our results of operations when compared to the periods in CMS's fiscal year 2011.  We estimated the resulting decrease in revenue would be approximately $24,000,000 annually, or $6,000,000 per quarter.  Furthermore, changes in government requirements for providing therapy services were estimated to increase our operating costs by approximately $6,000,000 annually, or $1,500,000 per quarter.  Our results differed from our estimates because of an improved patient mix and because of the implementation of cost saving measures.

With the passing of the American Taxpayer Relief Act of 2012, the scheduled spending cuts of not more than 2% for Medicare skilled nursing facility payments were delayed until March 1, 2013.  The spending cuts will go into effect unless a new law is enacted that specifically addresses these cuts. We are unable to predict the financial impact of sequestration, if enacted, or other spending cuts Congress may implement.

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

In January 2012, we received a decrease in the overall HH PPS base rate of 2.4%.  The 2.4% rate reduction impacted individual providers unevenly.  CMS eliminated hypertension as a factor in the calculation, reduced the weights on therapy episodes, and increased the weights on non-therapy episodes.  We estimated the effect of the revenue decrease for NHC homecare programs to be approximately $2,600,000 annually, or $650,000 per quarter.

In November 2012, CMS issued a final rule to update and revise reimbursement rates for the calendar year 2013. The final rule includes a 2.3% market basket increase, a 1% reduction mandated by the ACA, and a negative 1.32% case-mix adjustment.  The net effect of these changes is a 0.04% decrease in the base rate.  Additionally, the wage index was updated which impacts providers differently depending on their geographic location and changes were made to outlier eligibility standards. In total, CMS estimates that the effect of these changes will result in a 0.01% reduction in reimbursement to home health providers.

With the passing of the American Taxpayer Relief Act of 2012, the scheduled spending cuts of not more than 2% for Medicare home health payments were delayed until March 1, 2013.  The spending cuts will go into effect unless a new law is enacted that specifically addresses these cuts.  We are unable to predict the financial impact of sequestration, if enacted, or other spending cuts Congress may implement.

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

Beginning January 1, 2012, the state of Tennessee implemented a 4.25% rate reduction for their Medicaid program.  On May 14, 2012 and effective retroactively to January 1, 2012, Tennessee's legislation voted to restore 1.75% of the 4.25% rate reduction; thus leaving a net 2.5% rate reduction for the first six months of 2012.  Effective July 1, 2012 and for the fiscal year 2013, the state of Tennessee implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning July 1, 2012 will be approximately $3,500,000 annually, or $875,000 per quarter.

In February 2012 and effective retroactively to October 1, 2011, the state of Missouri’s Medicaid program announced a net $6.00 per patient day increase in their Medicaid rates.  We estimated the resulting increase in revenue of approximately $1,720,000 annually, or $430,000 per quarter.  There was no rate increase or decrease implemented as of October 1, 2012 for the Medicaid program in the state of Missouri.

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

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and nonprofessional employees.  In order to enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs.  We support the Foundation for Geriatric Education.  We also conduct an "Administrator in Training" course, 24 months in duration, for the professional training of administrators.  Presently, we have four fulltime individuals in this program.   Four of our six regional vice presidents and 50 of our 75 health care center administrators are graduates of this program.

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

Employees

As of December 31, 2012, our Administrative Services Contractor plus our managed centers had approximately 12,570 full and part time employees, who we call "Partners".  No employees are represented by a bargaining unit.  We believe our current relations with our employees are good.

Investor Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer, and the SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information we have filed electronically.  We maintain an internet site at www.nhccare.com.  We publish to this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and press releases.  We do not necessarily have these filed the same day as they are filed with the SEC or released to the public, but rather have a policy of placing these on the web site within two (2) business days of public release or SEC filing.

We also maintain the following documents on the website:

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

Risks Relating to Our Company

We depend on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from such payors may be reduced.  We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs.  For the year ended December 31, 2012, we derived approximately 67% of our net patient revenues from the Medicare, Medicaid and other government programs.  Third-party payor programs are highly regulated and are subject to frequent and substantial changes.  Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins.  Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits.  Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary.  There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers.  In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance.  We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors.  Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations.  It is possible that the effects of further refinements to PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations.  See Item 1, "Business – Regulation and Licenses" and "Medicare Legislation and Regulations" and "Medicaid Legislation and Regulations".

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

Significant regulatory changes, including the Sarbanes-Oxley Act and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, have increased, and in the future are likely to further increase, general and administrative costs.  In order to comply with the Sarbanes-Oxley Act of 2002, the listing standards of the NYSE MKT exchange, and rules implemented by the Securities and Exchange Commission (SEC), we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources.  Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations.  As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

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

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. We provide management and/or financial services to health care centers, assisting living centers and independent living centers owned by third parties.  At December 31, 2012, we perform management services (which include financial services) for 27 such centers and accounting and financial services for an additional 28 such centers.  The "Risk Factors" contained herein as applying to us may in many instances apply equally to these other entities for which we provide services.  We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities.  Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

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

We cannot assure that we will succeed in obtaining financing for any acquisitions at a reasonable cost or that any financing will not contain restrictive covenants that limit our operating flexibility. We also may be unable to operate acquired facilities profitably or succeed in achieving improvements in their financial performance.

We also may face competition in acquiring any facilities. Our competitors may acquire or seek to acquire many of the facilities that would be suitable acquisition candidates for us. This could limit our ability to grow by acquisitions or increase the cost of our acquisitions.

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2012, we leased or owned 54 skilled nursing centers, 13 assisted living centers, and four independent living centers.  Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment.  Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers.  We are undertaking a process to allocate more aggressively capital spending within our owned and leased centers in an effort to address issues that arise in connection with an aging physical plant.

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

Cybersecurity risks could harm our ability to operate effectively.  Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage.  We rely on our information systems to provide security for processing, transmission and storage of confidential patient, resident and other customer information, such as individually identifiable information, including information relating to health protected by HIPAA.  Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems' improper functioning or damage or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks.  Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized disclosure of confidential information.  If personal or otherwise protected information of our patients is improperly accessed, tampered with or distributed, we may incur significant costs to remediate possible injury to the affected patients and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential patient health information.  Any failure to maintain proper functionality and security of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

The long-term care industry is divided into a variety of competitive areas that market similar services.  These competitors include skilled nursing, assisted living, independent living facilities, homecare services, hospice providers and other operations.  Our facilities generally operate in communities that also are served by similar facilities operated by our competitors.  Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax exempt basis and that receive funds and charitable contributions unavailable to us.  Our facilities compete based on factors such as our reputation for quality care; the commitment and expertise of our staff; the quality and comprehensiveness of our treatment programs; the physical appearance, location and condition of our facilities and to a limited extend, the charges for services.  In addition, we compete with other long-term care providers for customer referrals from hospitals.  As a result, a failure to compete effectively with respect to referrals may have an adverse impact on our business.  Many of these competing companies have greater financial and other resources than we have.  We cannot assure that increased competition in the future will not adversely affect our financial condition and results of operations.

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

•

press releases or negative publicity relating to our competitors or us or relating to trends in health care;

•

sales of stock by insiders;

•

natural disasters, terrorist attacks and pandemics

•

additions or departures of key personnel; and

•

our results of operations, financial performance and future prospects.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Long-Term Health Care Centers

State	City	Center Name	Affiliation	Total Beds	Joined NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	1973
	Moulton	NHC HealthCare, Moulton	Leased(1)	136	1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135	1989
	Rossville	NHC HealthCare, Rossville	Leased(1)	112	1971

Kansas	Chanute	Chanute HealthCare Center	Managed	77	2001
	Council Grove	Council Grove HealthCare Center	Managed	80	2001
	Haysville	Haysville HealthCare Center	Managed	119	2001
	Larned	Larned HealthCare Center	Managed	80	2001
	Sedgwick	Sedgwick HealthCare Center	Managed	62	2001

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194	1971
	Madisonville	NHC HealthCare, Madisonville	Leased(1)	94	1973

Massachusetts	Greenfield	Buckley-Greenfield Health Care Center	Managed	120	1999
	Holyoke	Holyoke Health Care Center	Managed	102	1999
	Quincy	John Adams Health Care Center	Managed	71	1999
	Taunton	Longmeadow of Taunton	Managed	100	1999

Missouri	Columbia	Columbia HealthCare Center	Managed	97	2001
	Desloge	NHC HealthCare, Desloge	Leased(1)	120	1982
	Joplin	NHC HealthCare, Joplin	Leased(1)	126	1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170	1982
	Macon	Macon Health Care Center	Owned	120	1982
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	120	1982
	St. Charles	Charlevoix HealthCare Center	Managed	142	2001
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120	1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	1987
	Springfield	Springfield Rehabilitation and Health Care Center	Leased	120	1982
	Town & Country	NHC HealthCare, Town & Country	Owned	200	2001
	West Plains	NHC HealthCare, West Plains	Owned	120	1982

New Hampshire	Epsom	Epsom Health Care Center	Managed	108	1999
	Manchester	Maple Leaf Health Care Center	Managed	114	1999
	Manchester	Villa Crest Health Care Center	Managed	126	1999

Long-Term Health Care Centers
(continued)
State	City	Center Name	Affiliation	Total Beds	Joined NHC
South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290	1973
	Bluffton	NHC HealthCare, Bluffton	Owned	120	2010
	Charleston	NHC HealthCare, Charleston	Owned	88	2009
	Clinton	NHC HealthCare, Clinton	Owned	131	1993
	Columbia	NHC HealthCare, Parklane	Owned	180	1997
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152	1973
	Greenville	NHC HealthCare, Greenville	Owned	176	1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176	1973
	Lexington	NHC HealthCare, Lexington	Owned	120	1994
	Mauldin	NHC HealthCare, Mauldin	Owned	180	1997
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148	1992
	North Augusta	NHC HealthCare, North Augusta	Owned	192	1991
	Sumter	NHC HealthCare, Sumter	Managed	138	1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98	1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	1971
	Columbia	Maury Regional Hospital	Managed	20	1996
	Columbia	NHC HealthCare, Columbia	Leased(1)	106	1973
	Columbia	NHC HealthCare, Hillview	Leased(1)	92	1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94	1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191	1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120	1976
	Farragut	NHC HealthCare, Farragut	Owned	100	1998
	Franklin	NHC Place, Cool Springs	Owned	180	2004
	Franklin	NHC HealthCare, Franklin	Leased(1)	80	1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	1971
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	166	1977
	Knoxville	Holston Health & Rehabilitation Center	Owned	109	2009
	Knoxville	NHC HealthCare, Knoxville	Leased(1)	139	1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96	1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60	1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100	1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60	1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150	1971
	Milan	NHC HealthCare, Milan	Leased(1)	122	1971
	Murfreesboro	AdamsPlace	Owned	90	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	1974
	Nashville	The Health Center of Richland Place	Managed	107	1992
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128	1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102	1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72	1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	120	1975
	Springfield	NHC HealthCare, Springfield	Leased(1)	107	1973

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120	1973

Assisted Living Units

State	City	Center	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Kansas	Larned	Larned Health Care Center	Managed	19
	Haysville	Haysville Health Care Center	Managed	6

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26

New Hampshire	Manchester	Villa Crest Assisted Living	Managed	29

South Carolina	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Franklin	NHC Place, Cool Springs	Owned	89
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	2
	Murfreesboro	AdamsPlace	Owned	83
	Nashville	Richland Place	Managed	24
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units	Est.
Kansas	Larned	Larned HealthCare Center	Managed	10	2001

Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152	1984

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30	1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63	1987
	Murfreesboro	AdamsPlace	Owned	93	1997
	Nashville	Richland Place Retirement Apts.	Managed	137	1993

Homecare Programs

State	City	Homecare Programs	Affiliation	Est.
Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned	1994
	Chipley	NHC HomeCare of Chipley	Owned	1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned	1994
	Marianna	NHC HomeCare of Marianna	Owned	1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned	1999
	Ocala	NHC HomeCare of Ocala	Owned	1996
	Panama City	NHC HomeCare of Panama City	Owned	1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned	1994
	Quincy	NHC HomeCare of Quincy	Owned	1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned	1997

Missouri	St. Louis	NHC HomeCare of St. Louis	Owned	2012

South Carolina	Aiken	NHC HomeCare of Aiken	Owned	1996
	Greenville	NHC HomeCare of Greenville	Owned	2007
	Greenwood	NHC HomeCare of Greenwood	Owned	1996
	Laurens	NHC HomeCare of Laurens	Owned	1996
	Rock Hill	NHC HomeCare of Piedmont	Owned	2010
	Summerville	NHC HomeCare of Low Country	Owned	2010
	West Columbia	NHC HomeCare of Midlands	Owned	2010

Tennessee	Athens	NHC HomeCare of Athens	Owned	1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned	1985
	Columbia	NHC HomeCare of Columbia	Owned	1977
	Cookeville	NHC HomeCare of Cookeville	Owned	1976
	Dickson	NHC HomeCare of Dickson	Owned	1977
	Franklin	NHC HomeCare of Franklin	Owned	2007
	Hendersonville	NHC HomeCare of Hendersonville	Owned	2010
	Johnson City	NHC HomeCare of Johnson City	Owned	1978
	Knoxville	NHC HomeCare of Knoxville	Owned	1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned	1977
	Lebanon	NHC HomeCare of Lebanon	Owned	1997
	Lewisburg	NHC HomeCare of Lewisburg	Owned	1977
	McMinnville	NHC HomeCare of McMinnville	Owned	1976
	Milan	NHC HomeCare of Milan	Owned	1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned	1976
	Pulaski	NHC HomeCare of Pulaski	Owned	1985
	Somerville	NHC HomeCare of Somerville	Owned	1983
	Sparta	NHC HomeCare of Sparta	Owned	1984
	Springfield	NHC HomeCare of Springfield	Owned	1984

Hospice Programs

State	City	Hospice Programs	Affiliation	Est.
South Carolina	Aiken	Caris Healthcare – Aiken	Caris	2010
	Anderson	Caris Healthcare – Anderson	Caris	2009
	Charleston	Caris Healthcare – Charleston	Caris	2010
	Columbia	Caris Healthcare – Columbia	Caris	2010
	Greenville	Caris Healthcare – Greenville	Caris	2009
	Greenwood	Caris Healthcare – Greenwood	Caris	2011
	Myrtle Beach	Caris Healthcare – Myrtle Beach	Caris	2010
	Sumter	Caris Healthcare – Sumter	Caris	2010

Tennessee	Athens	Caris Healthcare – Athens	Caris	2006
	Chattanooga	Caris Healthcare – Chattanooga	Caris	2005
	Columbia	Caris Healthcare – Columbia	Caris	2004
	Cookeville	Caris Healthcare – Cookeville	Caris	2004
	Crossville	Caris Healthcare – Crossville	Caris	2010
	Dickson	Caris Healthcare – Dickson	Caris	2007
	Greenville	Caris Healthcare – Greenville	Caris	2007
	Johnson City	Caris Healthcare – Johnson City	Caris	2004
	Knoxville	Caris Healthcare – Knoxville	Caris	2004
	Lenoir City	Caris Healthcare – Lenoir City	Caris	2009
	Milan	Caris Healthcare – Milan	Caris	2004
	Murfreesboro	Caris Healthcare – Murfreesboro	Caris	2005
	Nashville	Caris Healthcare – Nashville	Caris	2004
	Sevierville	Caris Healthcare – Sevierville	Caris	2007
	Somerville	Caris Healthcare – Somerville	Caris	2005
	Springfield	Caris Healthcare – Springfield	Caris	2006

Virginia	Bristol	Caris Healthcare – Bristol	Caris	2011

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

ITEM 3.  LEGAL PROCEEDINGS

General and Professional Liability Insurance and Lawsuits

The long term care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2012, we and/or our managed centers are currently defendants in 31 such claims covering the years 2005 through December 31, 2012.

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

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly-owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005-2007, $9.0 million annual excess in the aggregate for years 2008-2010 and $4.0 million excess per occurrence for 2011 and 2012.

Beginning in 2008 and continuing through 2012, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly-owned captive insurance company.

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

SeniorTrust of Florida, Inc. Lawsuit

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

At December 31, 2012, NHC provides management services to seven skilled nursing centers for SeniorTrust and the SeniorTrust subsidiaries.  NHC has provided management services for SeniorTrust to these entities since 2005.  The Company adamantly denies the claims made by SeniorTrust and the SeniorTrust Subsidiaries and intends to vigorously defend against their complaint.

ElderTrust of Florida, Inc. Lawsuit

On January 16, 2013, we received notice that the receiver of ElderTrust of Florida, Inc. (“ElderTrust”), a Tennessee non-profit corporation, had filed a lawsuit against the Company and another party.  The complaint primarily asserts that the Company and another party caused ElderTrust to enter into transactions on adverse terms.

At December 31, 2012, NHC provides management services to seven skilled nursing centers for ElderTrust.  NHC has provided management services to these entities since 2002.  The Company adamantly denies the claims made by ElderTrust and intends to vigorously defend against its complaint.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of National HealthCare Corporation are listed on the NYSE MKT exchange under the symbol NHC.  The closing price for the NHC common shares on February 11, 2013 was $47.35.  On December 31, 2012, NHC had approximately 5,200 stockholders, comprised of approximately 2,100 stockholders of record and an additional 3,100 stockholders indicated by security position listings.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC's common shares.

	Stock Prices		Cash Dividends
	High	Low	Declared
2012
1st Quarter	$49.06	$40.55	$.30
2nd Quarter	47.02	40.75	.30
3rd Quarter	48.97	41.55	.30
4th Quarter	49.68	43.39	1.30

2011
1st Quarter	$48.20	$42.50	$.28
2nd Quarter	49.88	43.30	.30
3rd Quarter	53.08	30.00	.30
4th Quarter	44.82	29.97	.30

On August 6, 2012, the Company announced the Board of Directors had authorized a new stock repurchase program that would allow for repurchases of up to $25 million of its common stock over a one year period from the authorization date. Under the new stock repurchase program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations.  The Company's repurchases may be executed using open market purchases, privately negotiated agreements or other transactions.  The repurchases will be funded from cash on hand, available borrowings or proceeds from potential debt or other capital market sources.  The program may be suspended or discontinued at any time without prior notice. At December 31, 2012, no repurchases have been made under the program.

There were no repurchases of our common stock in 2012 or 2011.  On August 10, 2010, NHC repurchased 182,900 shares of its common stock at a price of $32.50 per share.

Although we intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.

Since November 1, 2007, the shares of convertible preferred stock of NHC are listed on the NYSE MKT exchange under the symbol NHC.PRA.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC’s preferred shares.

	Stock Prices		Cash Dividends
	High	Low	Declared
2012
1st Quarter	$15.64	$13.46	$.20
2nd Quarter	15.25	14.01	.20
3rd Quarter	15.35	14.30	.20
4th Quarter	15.90	14.90	.20

2011
1st Quarter	$15.04	$12.73	$.20
2nd Quarter	15.52	14.40	.20
3rd Quarter	15.85	12.50	.20
4th Quarter	14.10	13.25	.20

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,134,602	46.75	616,352
Equity compensation plans not approved by security holders	–	–	–
Total	1,134,602	46.75	616,352

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2007 through December 31, 2012 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index").  Cumulative total stockholder return assumes the reinvestment of all dividends.  Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulative Total Return

120
110
100
90
80
70
60
50
Dollars

	2007	2008	2009	2010	2011	2012
NHC	$100	$100	$73	$96	$90	$106
S & P 500	$100	$63	$80	$92	$94	$109
S & P Health Care Index	$100	$76	$88	$89	$98	$113

ITEM 6.  SELECTED FINANCIAL DATA

The following table represents selected financial information for the five years ended December 31, 2012.  The data for 2012, 2011 and 2010 has been derived from financial statements included elsewhere in this Form 10K and should be read in conjunction with those financial statements, accompanying footnotes and Management’s Discussion and Analysis.

	As of and for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Operating Data:
Net operating revenues	$761,262	$773,537	$720,653	$673,202	$637,875
Total costs and expenses	(695,227)	(696,191)	(663,026)	(622,330)	(600,323)
Non-operating income	25,245	20,533	23,340	16,784	15,735
Income before income taxes	91,280	97,879	80,967	67,656	53,287
Income tax provision	(33,323)	(33,807)	(28,272)	(27,607)	(16,916)
Net income	57,957	64,072	52,695	40,049	36,371
Dividends to preferred stockholders	(8,671)	(8,671)	(8,673)	(8,673)	(8,673)
Net income available to common stockholders	49,286	55,401	44,022	31,376	27,698

Earnings per common share:
Basic	$3.56	$4.02	$3.22	$2.31	$2.16
Diluted	3.49	3.90	3.22	2.31	2.11

Cash dividends declared:
Per preferred share	$.80	$.80	$.80	$.80	$.80
Per common share	2.20	1.18	1.10	1.02	.93

Balance Sheet Data:
Total assets	$920,181	$870,424	$829,505	$788,532	$777,296
Accrued risk reserves	110,331	98,732	105,549	107,456	106,000
Long-term debt	10,000	10,000	10,000	10,000	10,000
Stockholders’ equity	659,672	611,736	561,146	525,779	480,817

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of long-term health care services.  At December 31, 2012 we operate or manage 75 long-term health care centers with 9,460 beds in 10 states and provide various services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long-term health care services to patients in a variety of settings including long-term nursing centers, managed care specialty units, sub-acute care units, Alzheimer's care units, assisted living centers, independent living centers, and homecare programs.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide management services, accounting services and insurance services to third party owners of long-term health care centers.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Medicare Reimbursement Rate Changes

In July 2012, CMS released its skilled nursing facility PPS update for the fiscal year 2013, which began October 1, 2012.  The notice provides a 1.8% rate update, which reflects a 2.5% market basket increase that is reduced under the ACA by a 0.7% multifactor productivity adjustment.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2013 by $670 million compared to fiscal year 2012 levels. The notice also provides an update to certain fiscal year 2012 policy changes involving recalibration of the parity adjustment, reallocation of group therapy time, and changes to the MDS 3.0 patient assessment instrument.  The effect of the 2013 PPS rate update on our revenues is dependent upon our census and the mix of our patients at the PPS pay rates.

CMS' 2012 final rule, which began October 1, 2011, provided for a net 11.1% reduction in PPS payments to skilled nursing facilities.  The fiscal year 2012 rule also adjusted the method by which group therapy is counted for reimbursement purposes, and changes the timing in which patients who received therapy must be reassessed for purposes of determining their RUG category.  We anticipated that, assuming other factors remained constant, CMS's reduced reimbursement rates for its fiscal year 2012 would have a significant and adverse effect on our results of operations when compared to the periods in CMS's fiscal year 2011.  We estimated the resulting decrease in revenue would be approximately $24,000,000 annually, or $6,000,000 per quarter.  Furthermore, changes in government requirements for providing therapy services were estimated to increase our operating costs by approximately $6,000,000 annually, or $1,500,000 per quarter.  Our results differed from our estimates because of an improved patient mix and because of the implementation of cost saving measures.

With the passing of the American Taxpayer Relief Act of 2012, the scheduled spending cuts of not more than 2% for Medicare skilled nursing facility payments were delayed until March 1, 2013.  The spending cuts will go into effect unless a new law is enacted that specifically addresses these cuts. We are unable to predict the financial impact of sequestration, if enacted, or other spending cuts Congress may implement.

Development and Growth

We are undertaking to expand our long-term care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Skilled Nursing	New Facility	120 Beds	Bluffton, SC	January, 2010
Assisted Living	New Facility	45 Units	Mauldin, SC	March, 2010
Homecare	Acquisition	353 ADC	Columbia, Rock Hill, and Summerville, SC	May, 2010
Skilled Nursing	Acquisition	120 Beds	Macon, MO	December, 2010
Skilled Nursing	Acquisition	120 Beds	Osage Beach, MO	December, 2010
Skilled Nursing	Acquisition	120 Beds	Springfield, MO	December, 2010
Assisted Living	New Facility	75 Units	Columbia, SC	May, 2011
Assisted Living	Addition	46 Units	Franklin, TN	June, 2011
Hospice	Acquisition	Additional 7.5% interest in Caris HealthCare LP	Knoxville, TN	December, 2011
Hospice	Acquisition	Addition 7.5% interest in Caris HealthCare LP	Knoxville, TN	June, 2012

In August 2012, we began construction on a 90-bed skilled nursing facility in Tullahoma, Tennessee.  This facility is expected to be completed during the third quarter of 2013.  Also, in November 2012, we began construction on a 50-bed skilled nursing addition to NHC Lexington in Lexington, South Carolina.  In 2013, we expect to begin construction of a 92-bed skilled nursing facility in Sumner County, Tennessee.

In addition, we engaged in a joint venture with RSF Partners, Inc., and Flournoy Development, Inc. to build and operate an 85-unit assisted living community ("Camellia Walk") in Augusta, Georgia.  Camellia Walk should begin construction in 2013 and open in the first quarter of 2014.

We also entered into a joint venture with Reliant Healthcare, LLC to develop and operate a 14-bed psychiatric hospital focusing on geriatric care in Osage Beach, Missouri.  This project is projected to open in 2014.

During 2013 we will also apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $110,331,000 at December 31, 2012 and are a primary area of management focus.  We have set aside restricted cash and marketable securities to fund our professional liability and workers’ compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors

Approximately 67% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $17,001,000 as of December 31, 2012 for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of December 31, 2012, we and/or our managed centers are defendants in 31 such claims inclusive of years 2002 through 2012.   It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2012, 2011 and 2010.

Percentage of Net Revenues

	Year Ended December 31,
	2012	2011	2010
Revenues:
Net patient revenues	92.7%	92.5%	92.1%
Other revenues	7.3	7.5	7.9
Net operating revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	56.1	55.4	55.5
Other operating	26.1	25.7	27.3
Rent	5.2	5.1	5.3
Depreciation and amortization	3.8	3.7	3.8
Interest	0.1	0.1	0.1
Total costs and expenses	91.3	90.0	92.0
Income before non-operating income	8.7	10.0	8.0
Non-operating income	3.3	2.7	3.3
Income before income taxes	12.0	12.7	11.3
Income tax provision	(4.4)	(4.4)	(4.0)
Net income	7.6	8.3	7.3
Dividends to preferred stockholders	(1.1)	(1.1)	(1.2)
Net income available to common stockholders	6.5	7.2	6.1

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)

	2012 vs. 2011		2011 vs. 2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$(10,103)	(1.4)	$51,860	7.8
Other revenues	(2,172)	(3.7)	1,024	1.8
Net operating revenues	(12,275)	(1.6)	52,884	7.3
Costs and Expenses:
Salaries, wages and benefits	(1,738)	(0.4)	28,402	7.1
Other operating	252	0.1	1,423	0.7
Rent	(381)	(1.0)	1,650	4.3
Depreciation and amortization	891	3.1	1,760	6.5
Interest	12	2.7	(70)	(13.6)
Total costs and expenses	(964)	(0.1)	33,165	5.0
Income before non-operating income	(11,311)	(14.6)	19,719	34.2
Non-operating income	4,712	22.9	(2,807)	(12.0)
Income before income taxes	(6,599)	(6.7)	16,912	20.9
Income tax provision	484	(1.4)	5,535	19.6
Net income	(6,115)	(9.5)	11,377	21.6
Dividends paid to preferred stockholders	–	–	(2)	–
Net income available to common stockholders	$(6,115)	(11.0)	$11,379	25.8

The overall average census in owned and leased health care centers for 2012 was 90.1% compared to 90.6% and 92.0% in 2011 and 2010, respectively.

Approximately 67% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  As discussed above in the Application of Critical Accounting Policies section, amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  See Application of Critical Accounting Policies for discussion of the effects that this revenue concentration and the uncertainties related to such revenues have on our revenue recognition policies.

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

The U.S. Supreme Court has since issued its ruling on the constitutionality of a key provision in the ACA, which is the requirement that every American maintain a minimum level of health coverage or pay a penalty beginning in 2014.  The Supreme Court upheld the constitutionality of the “individual mandate”, holding that the penalty for not doing so could reasonably be interpreted as a tax, which the Constitution permits.  The ruling also permits the federal government to pursue a broad expansion of the Medicaid program, but the ruling gives the states the maximum flexibility on whether to do so.  In preparation for the Medicaid coverage expansion to occur in 2014, the current Administration is expected to release a host of regulations and an array of new taxes and fees. It is uncertain at this time the effect the Acts, their modifications, or Medicaid expansion will have on our future results of operations or cash flows.

In August 2011 and pursuant to the Budget Control Act of 2011, Congress created a 12–member bipartisan committee called the Joint Select Committee on Deficit Reduction, or the Joint Committee. The Joint Committee was charged with issuing a formal recommendation by November 23, 2011 on how to reduce the federal deficit by at least $1.5 trillion over the next ten years.  The Committee concluded their work in November 2011 and was not able to reach a bipartisan agreement before the Committee’s deadline period.  This failure by the Committee is scheduled to trigger automatic reductions (known as “sequestration”) in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers.

On January 3, 2013, Congress passed the American Taxpayer Relief Act of 2012 to avert the so-called fiscal cliff.  Among the legislation was the delay of sequestration and the automatic Medicare spending cuts scheduled to begin January 1, 2013.  This current legislation delays sequestration for two months until March 1, 2013.  The spending cuts will go into effect unless a new law is enacted that specifically addresses these cuts.  We are unable to predict the financial impact of sequestration, if enacted, or other spending cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

Medicare – Skilled Nursing Facilities

In July 2012, CMS released its skilled nursing facility PPS update for the fiscal year 2013, which began October 1, 2012.  The notice provides a 1.8% rate update, which reflects a 2.5% market basket increase that is reduced under the ACA by a 0.7% multifactor productivity adjustment.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2013 by $670 million compared to fiscal year 2012 levels. The notice also provides an update to certain fiscal year 2012 policy changes involving recalibration of the parity adjustment, reallocation of group therapy time, and changes to the MDS 3.0 patient assessment instrument.  The effect of the 2013 PPS rate update on our revenues is dependent upon our census and the mix of our patients at the PPS pay rates.

CMS' 2012 final rule, which began October 1, 2011, provided for a net 11.1% reduction in PPS payments to skilled nursing facilities.  The fiscal year 2012 rule also adjusted the method by which group therapy is counted for reimbursement purposes, and changes the timing in which patients who received therapy must be reassessed for purposes of determining their RUG category.  We anticipated that, assuming other factors remained constant, CMS's reduced reimbursement rates for its fiscal year 2012 would have a significant and adverse effect on our results of operations when compared to the periods in CMS's fiscal year 2011.  We estimated the resulting decrease in revenue would be approximately $24,000,000 annually, or $6,000,000 per quarter.  Furthermore, changes in government requirements for providing therapy services were estimated to increase our operating costs by approximately $6,000,000 annually, or $1,500,000 per quarter.  Our results differed from our estimates because of an improved patient mix and because of the implementation of cost saving measures.

With the passing of the American Taxpayer Relief Act of 2012, the scheduled spending cuts of not more than 2% for Medicare skilled nursing facility payments were delayed until March 1, 2013.  The spending cuts will go into effect unless a new law is enacted that specifically addresses these cuts. We are unable to predict the financial impact of sequestration, if enacted, or other spending cuts Congress may implement.

For 2012, our average Medicare per diem rate for skilled nursing facilities decreased 4.9% compared to the same period in 2011.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Medicare – Homecare Programs

In January 2012, we received a decrease in the overall HH PPS base rate of 2.4%.  The 2.4% rate reduction impacted individual providers unevenly.  CMS eliminated hypertension as a factor in the calculation, reduced the weights on therapy episodes, and increased the weights on non-therapy episodes.  We estimated the effect of the revenue decrease for NHC homecare programs to be approximately $2,600,000 annually, or $650,000 per quarter.

In November 2012, CMS issued a final rule to update and revise reimbursement rates for the calendar year 2013. The final rule includes a 2.3% market basket increase, a 1% reduction mandated by the ACA, and a negative 1.32% case-mix adjustment.  The net effect of these changes is a 0.04% decrease in the base rate.  Additionally, the wage index was updated which impacts providers differently depending on their geographic location and changes were made to outlier eligibility standards. In total, CMS estimates that the effect of these changes will result in a 0.01% reduction in reimbursement to home health providers.

With the passing of the American Taxpayer Relief Act of 2012, the scheduled spending cuts of not more than 2% for Medicare home health payments were delayed until March 1, 2013.  The spending cuts will go into effect unless a new law is enacted that specifically addresses these cuts.  We are unable to predict the financial impact of sequestration, if enacted, or other spending cuts Congress may implement.

Medicaid – Skilled Nursing Facilities

 Beginning January 1, 2012, the state of Tennessee implemented a 4.25% rate reduction for their Medicaid program.  On May 14, 2012 and effective retroactively to January 1, 2012, Tennessee's legislation voted to restore 1.75% of the 4.25% rate reduction; thus leaving a net 2.5% rate reduction for the first six months of 2012.  Effective July 1, 2012 and for the fiscal year 2013, the state of Tennessee implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning July 1, 2012 will be approximately $3,500,000 annually, or $875,000 per quarter.

In February 2012 and effective retroactively to October 1, 2011, the state of Missouri’s Medicaid program announced a net $6.00 per patient day increase in their Medicaid rates.  We estimated the resulting increase in revenue of approximately $1,720,000 annually, or $430,000 per quarter.  There was no rate increase or decrease implemented as of October 1, 2012 for the Medicaid program in the state of Missouri.

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

Overall our average Medicaid per diem increased 1.4% in 2012 compared to 2011. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

2012 Compared to 2011

Results for 2012 compared to 2011 include a 1.6% decrease in net operating revenues and a 6.7% decrease in income before income taxes.  For comparative purposes, other operating expenses for the 2011 year included a favorable result within our accrued risk reserves of $10,500,000, thus lowering the 2011 expense.  Excluding this adjustment, the year ended December 31, 2012 would have reflected an increase of 4.5% in income before taxes compared to 2011.

Medicare and Managed Care per diem rates decreased 4.9% and 1.6%, respectively, in 2012 compared to 2011.  Medicaid and private pay per diem rates increased 1.4% and 3.5%, respectively, in 2012 compared to 2011.  The Medicare per diem rate decrease is due to the 11.1% rate reduction in fiscal year 2012, but is partially offset by the increased acuity levels of our patients.

Net patient revenues decreased $10,103,000, or 1.4%, compared to the same period last year.  In addition to our Medicare per diem rates decreasing, the remaining decrease in net patient revenues is due from the assignment of our Solaris Hospice business to Caris effective January 1, 2012.  There was $14,151,000 of net patient revenues recorded for the Solaris Hospice entities for the year ended December 31, 2011.  The increase in our earnings in equity recorded from Caris is presented in “non–operating income” in our consolidated statements of income.  Also, the two newly constructed assisted living projects placed into service in 2011 helped increase net patient revenues $3,743,000 in 2012.

Other revenues this year decreased $2,172,000, or 3.7%, to $55,876,000.  Other revenues in 2012 include management and accounting service fees of $20,042,000 ($21,601,000 in 2011) and insurance services revenue of $15,671,000 ($15,657,000 in 2011).  Rental income was $19,039,000 in 2012 ($19,124,000 in 2011).  NHC provided management services for 21 skilled nursing centers, four assisted living communities, and two independent living communities in 2012 and 2011.  We also provided accounting and financial services to 28 healthcare facilities in 2012 and 2011.  See Application of Critical Accounting Policies, Revenue Recognition - Subordination of Fees and Uncertain Collections and Note 4 of the consolidated financial statements for a discussion of the factors that may cause management fee revenues to fluctuate from period to period.  As discussed in Note 4, fourteen of the skilled nursing centers we manage are under the direction of a receiver.  It is unknown at this time how long we will continue to manage the facilities or the receiver's intentions.  However, if we no longer manage some or all of the fourteen facilities, such impact may be adverse and material to our future results of operations and cash flows.

Non-operating income in 2012 increased $4,712,000, or 22.9%, to $25,245,000.  The increase in 2012 is primarily due to our increased investment in Caris ($3,941,000).  We increased our non-controlling ownership interest in Caris on January 1, 2012 and June 1, 2012.

Total costs and expenses for 2012 decreased $964,000, or 0.1%, to $695,227,000 from $696,191,000 in 2011. Salaries, wages and benefits, the largest operating costs of the company, decreased $1,738,000, or 0.4%, to $426,934,000 from $428,672,000.  Other operating expenses increased $252,000, or 0.1%, to $198,691,000 for 2012 compared to $198,439,000 in 2011.  Rent expense decreased $381,000, or 1.0%, to $39,355,000.  Depreciation and amortization increased 3.1% to $29,792,000.  Interest costs increased to $455,000.

Salaries, wages and benefits as a percentage of net operating revenue was 56.1% and 55.4% for the years ended December 31, 2012 and 2011, respectively.  The decrease in salaries, wages and benefits in 2012 compared to 2011 is primarily due to the cost saving measures implemented at our skilled nursing facilities ($6,317,000).  The assignment of our Solaris Hospice entities to Caris also decreased salaries and wages $5,860,000 in 2012 compared to 2011. We had increased costs for therapist services of $7,850,000 in 2012 and had unfavorable results within our workers’ compensation insurance of $1,307,000 in 2012, which offsets these decreases.

Other operating expense as a percentage of net operating revenues was 26.1% and 25.7% for the years ended December 31, 2012 and 2011, respectively.  As discussed above, other operating expenses for the 2011 year included a nonrecurring favorable result within our accrued risk reserves of $10,500,000, thus lowering the 2011 expense.  Excluding this adjustment, other operating expense would have decreased $10,248,000 in 2012 compared to 2011.  The decrease in 2012 is primarily due to the cost saving measures implemented at our skilled nursing facilities ($2,773,000).  Also, the assignment of our Solaris Hospice entities to Caris also decreased other operating expense $6,065,000 in 2012 compared to 2011.

Rent expense in 2012 decreased by approximately $381,000 compared to the prior year due to decreased percentage rent to National Health Investors, Inc. (NHI) of $378,000.  Percentage rent to NHI is equal to 4% of the increase in facility revenues over the 2007 revenues, the base year of the lease agreement.

Depreciation expense increased primarily due to the acquisition and construction of depreciable assets in the last year.  The increase in depreciation for the twelve months ended December 31, 2012 was $891,000.

The income tax provision for 2012 is $33,323,000 (an effective tax rate of 36.5%).  The income tax provision and effective tax rate for 2012 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,187,000 or 3.5% of income before taxes in 2012.  The income tax provision and effective tax rate for 2012 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $409,000 composed of $55,000 tax and $354,000 interest and penalties or 0.4% of income before taxes in 2012.  The income tax provision and effective tax rate for 2012 were also unfavorably impacted by nondeductible expenses and permanent differences of $980,000 or 1.1% of income before taxes in 2012.

The income tax provision for 2011 was $33,807,000 (an effective tax rate of 34.5%).  The income tax provision and effective tax rate for 2011 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,992,000 or 4.1% of income before taxes in 2011.  The income tax provision and effective tax rate for 2011 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $85,000 composed of $351,000 tax and $(266,000) interest and penalties or 0.1% of income before taxes in 2011.

The effective tax rate for 2013 is expected to be in the range of 35% to 39%.

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

Other revenues for 2011 increased $1,024,000 or 1.8% to $58,048,000.  Other revenues in 2011 include management and accounting service fees of $21,510,000 ($20,897,000 in 2010) and insurance services revenue of $15,657,000 ($17,068,000 in 2010).  Rental income of $19,124,000 in 2011 increased $1,749,000 compared to 2010.  NHC provided management services for 21 skilled nursing centers, four assisted living communities, and two independent living communities in 2011.  We also provided accounting and financial services to 28 healthcare facilities in 2011.  Rental income increased due to the renewed rental agreements of thirteen of our properties with third party operators.  See Application of Critical Accounting Policies, Revenue Recognition - Subordination of Fees and Uncertain Collections for a discussion of the factors that may cause management fee revenues to fluctuate from period to period.

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

The income tax provision for 2011 was $33,807,000 (an effective tax rate of 34.5%).  The income tax provision and effective tax rate for 2011 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,992,000 or 4.1% of income before taxes in 2011.  The income tax provision and effective tax rate for 2011 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $85,000 composed of $351,000 tax and $(266,000) interest and penalties or 0.1% of income before taxes in 2011.

The income tax provision for 2010 was $28,272,000 (an effective tax rate of 34.9%).  The income tax provision and effective tax rate for 2010 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,721,000 or 4.6% of income before taxes in 2010.  The income tax provision and effective tax rate for 2010 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $660,000 composed of $449,000 tax and $211,000 interest and penalties or 0.8% of income before taxes in 2010.

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

	Year Ended		One Year Change		Year Ended	Two Year Change
	12/31/12	12/31/11	$	%	12/31/10	$	%
Cash and cash equivalents at beginning of period	$61,008	$28,478	$32,530	114.2%	$39,022	$21,986	56.3%

Cash provided by operating activities	64,693	82,824	(18,131)	(21.9)%	63,361	1,332	2.1%

Cash used in investing activities	(31,225)	(31,746)	521	1.6%	(46,351)	15,126	32.6%

Cash used in financing activities	(27,775)	(18,548)	(9,227)	(49.7)%	(27,554)	(221)	(0.8)%

Cash and cash equivalents at end of period	$66,701	$61,008	$5,693	9.3%	$28,478	$38,223	134.2%

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 was $64,693,000 as compared to $82,824,000 and $63,361,000 for the years ended December 31, 2011 and 2010, respectively.  Cash provided by operating activities consisted of net income of $57,957,000, adjustments for non-cash items of $26,232,000 and $19,496,000 used for working capital and other activities.  Working capital primarily consisted of an increase in restricted cash and cash equivalents of $7,636,000, an increase in accounts receivable of $7,263,000, a decrease in accrued payroll of $16,418,000, and an increase in accrued risk reserves and other current liabilities of $11,675,000.

The increase in restricted cash and cash equivalents is from NHC and other healthcare facilities paying insurance premiums into NHC insurance companies, which restrict the cash payment.  The increase in accounts receivable is due primarily from reinsurance recoveries related to us being self-insured for professional liability, workers' compensation and health insurance coverage.  The decrease in accrued payroll is due to the timing of payments.  A portion of the incentive bonuses were paid in 2012, ahead of the income tax increases that were to take place in 2013.  The increase in accrued risk reserves and other current liabilities is due primarily from the unfavorable results within professional liability, workers' compensation, and health insurance coverage during the 2012 fiscal year.

Investing Activities

Cash used in investing activities totaled $31,225,000 for the year ended December 31, 2012, as compared to $31,746,000 and $46,351,000 for the years ended December 31, 2011 and 2010, respectively.  Cash used for property and equipment additions was $22,003,000, $23,372,000, and $32,293,000 for the years ended December 31, 2012 and 2011 and 2010, respectively.  Cash in the amount of $7,500,000 was used in the June 1, 2012 acquisition of an additional 7.5% limited partnership interest in Caris.  Purchases and sales of marketable securities resulted in a net use of cash of $2,382,000 compared to $2,096,000 and $2,005,000 in 2011 and 2010, respectively.  Net cash provided by collections of notes receivable was $660,000 in 2012 compared to $1,222,000 and $1,300,000 in 2011 and 2010, respectively.

Construction costs included in additions to property and equipment in 2012 include $3,613,000 and $2,568,000 for the beginning of construction of the skilled nursing facility projects in Tullahoma, Tennessee and Sumner County, Tennessee, respectively

The purchases of restricted marketable securities were funded from restricted cash and cash equivalents to earn a better rate of return.

Financing Activities

Net cash used in financing activities totaled $27,775,000, $18,548,000 and $27,554,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  Dividends paid to common stockholders for the 2012 year were $30,849,000 compared to $15,952,000 and $14,780,000 in 2011 and 2010, respectively.  On December 21, 2012, the Company paid a special cash dividend of $1.00 per share, which used approximately $14,137,000 of cash and represents the increase over the 2011 and 2010 years.  Dividends paid to preferred stockholders were $8,671,000 in 2012.  Proceeds from the issuance of common stock, primarily from the exercise of stock options, totaled $13,412,000 in 2012 compared to $8,392,000 and $2,655,000 for 2011 and 2010, respectively.  In August 2010, the Company repurchased 182,900 shares of common stock, which used $5,944,000 of cash.  Entrance fee refunds for our continuing care retirement center used cash of $1,630,000, $2,170,000, and $957,000 for the 2012, 2011, and 2010 years, respectively.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2012 are as follows (in 000’s):

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt principal	$10,000	$–	$–	$–	$10,000
Long-term debt – interest	1,380	276	552	552	–
Construction obligations	11,726	11,726	–	–	–
Operating leases	471,800	33,700	67,400	67,400	303,300
Total contractual cash obligations	$494,906	$45,702	$67,952	67,952	313,300

Income taxes payable for uncertain tax positions under ASC 740 of $3,704,000 attributable to permanent differences, at December 31, 2012 has not been included in the above table because of the inability to estimate the period in which payment is expected to occur.  See Note 13 of the consolidated financial statements for a discussion on income taxes.

Short-term liquidity

Effective October 24, 2012, we extended the maturity of our $75,000,000 revolving credit agreement to October 23, 2013.  At December 31, 2012, we do not have any funds borrowed against the credit agreement.  The entire amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $66,701,000, marketable securities of $107,250,000 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.

Long-term liquidity

Our $75,000,000 revolving credit agreement matures on October 23, 2013.  We currently anticipate renewing the credit agreement at that time.  While we have had no indication from the lender there is any question about renewal, there has been no commitment at this time.  We entered into this loan originally on October 30, 2007, and have renewed the loan five times, with a one year maturity.  At the inception and at each renewal, the lender offered alternative notes with longer maturities, but the Company chose a one-year maturity because of the terms.  If we have an outstanding balance and are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt obligations.  This will limit our ability to fund future growth opportunities.

Our ability to refinance the credit agreement, to meet our long-term contractual obligations and to finance our operating requirements, growth and development plans will depend upon our future performance, which will be affected by business, economic, financial and other factors, including potential changes in state and federal government payment rates for health care, customer demand, success of our marketing efforts, pressures from competitors, and the state of the economy, including the state of financial and credit markets.

Contingencies

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

See Note 15 to the consolidated financial statements for additional information on pending litigation and other contingencies.

Guarantees

We started paying quarterly dividends in the second quarter of 2004.  Although we intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.

At December 31, 2012, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit.  We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2012, we did not participate in any such financial investments.

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

Interest Rate Risk

The fair values of our fixed-income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At December 31, 2012, we have available for sale debt securities in the amount of $135,207,000.  The fixed maturity portfolio is comprised of investments with primarily short-term and intermediate-term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet obligations.

As of December 31, 2012, both our long-term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long-term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75 million and our outstanding long-term debt, a 1% change in interest rates would change our interest cost by approximately $850,000.

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

Credit Risk

Credit risk is managed by diversifying the fixed maturity portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings.  Corporate debt securities and commercial mortgage-backed securities comprise approximately 82.1% of the fair value of the fixed maturity portfolio.  At December 31, 2012, the credit quality ratings for our fixed maturity portfolio consisted of the following investment grades (as a percent of fair value):  36.0% AAA rated, 21.9% AA rated, 37.0% A rated, and 1.3% BBB rated.

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At December 31, 2012, the fair value of our equity marketable securities is approximately $107,250,000.  Of the $107.2 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $92,180,000, or 85.9%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $9,218,000.  At December 31, 2012, our equity securities had unrealized gains of $77,074,000.  Of the $77,074,000 unrealized gains, $67,446,000 is related to NHI.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National HealthCare Corporation at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National HealthCare Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February __, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February __, 2013

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Net patient revenues	$705,386	$715,489	$663,629
Other revenues	55,876	58,048	57,024
Net operating revenues	761,262	773,537	720,653

Costs and Expenses:
Salaries, wages and benefits	426,934	428,672	400,270
Other operating	198,691	198,439	197,016
Rent	39,355	39,736	38,086
Depreciation and amortization	29,792	28,901	27,141
Interest	455	443	513
Total costs and expenses	695,227	696,191	663,026

Income Before Non-Operating Income	66,035	77,346	57,627
Non-Operating Income	25,245	20,533	23,340

Income Before Income Taxes	91,280	97,879	80,967
Income Tax Provision	(33,323)	(33,807)	(28,272)
Net Income	57,957	64,072	52,695

Dividends to Preferred Stockholders	(8,671)	(8,671)	(8,673)

Net Income Available to Common Stockholders	$49,286	$55,401	$44,022

Earnings Per Common Share:
Basic	$3.56	$4.02	$3.22
Diluted	$3.49	$3.90	$3.22

Weighted Average Common Shares Outstanding:
Basic	13,852,709	13,774,628	13,671,053
Diluted	16,598,816	16,414,023	13,676,476

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income	$57,957	$64,072	$52,695

Other Comprehensive Income:
Unrealized gains on investments in marketable securities	23,099	598	15,016

Income tax expense related to items of other comprehensive income	(8,993)	(183)	(5,809)
Other comprehensive income, net of tax	14,106	415	9,207

Comprehensive Income	$72,063	$64,487	$61,902

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$66,701	$61,008
Restricted cash and cash equivalents	11,563	50,587
Marketable securities	107,250	85,051
Restricted marketable securities	135,207	83,625
Accounts receivable, less allowance for doubtful
accounts of $3,166 and $3,713, respectively	74,693	71,696
Inventories	6,660	7,419
Prepaid expenses and other assets	1,132	1,082
Notes receivable	5,840	1,260
Federal income tax receivable	5,933	6,470
Total current assets	414,979	368,198

Property and Equipment:
Property and equipment, at cost	675,455	659,523
Accumulated depreciation and amortization	(254,548)	(229,872)
Net property and equipment	420,907	429,651

Other Assets:
Deposits	143	397
Goodwill	17,600	20,320
Notes receivable	15,949	21,189
Deferred income taxes	10,564	10,167
Investments in limited liability companies	40,039	20,502
Total other assets	84,295	72,575
Total assets	$920,181	$870,424

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$10,555	$9,834
Accrued payroll	37,243	54,063
Amounts due to third party payors	17,001	16,807
Accrued risk reserves	110,331	98,732
Deferred income taxes	24,474	14,526
Other current liabilities	20,411	20,335
Dividends payable	6,480	6,362
Total current liabilities	226,495	220,659

Long-Term Debt	10,000	10,000
Other Noncurrent Liabilities	13,890	16,244
Deferred Revenue	10,124	11,785

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,838,412 and 10,838,490 shares, respectively, issued and outstanding; stated at liquidation value of $15.75 per share	170,514	170,515
Common stock, $.01 par value; 30,000,000 shares authorized; 14,158,127 and 13,862,738 shares, respectively, issued and outstanding	141	138
Capital in excess of par value	154,692	139,183
Retained earnings	283,517	265,198
Accumulated other comprehensive income	50,808	36,702
Total stockholders’ equity	659,672	611,736
Total liabilities and stockholders’ equity	$920,181	$870,424

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$57,957	$64,072	$52,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,792	28,901	27,141
Provision for doubtful accounts receivable	2,455	2,430	2,256
Equity in earnings of unconsolidated investments	(13,616)	(9,674)	(8,993)
Distributions from unconsolidated investments	6,317	10,828	6,462
Recovery of assets in acquisition of healthcare centers	–	–	(3,563)
Gains on sale of marketable securities	(1,640)	(754)	(891)
Deferred income taxes	558	1,990	3,505
Stock-based compensation	2,366	2,751	321
Changes in operating assets and liabilities, net of the effect of acquisitions:
Restricted cash and cash equivalents	(7,636)	(7,830)	(2,509)
Accounts receivable	(7,263)	5,032	(15,817)
Income tax receivable	537	(3,779)	3,470
Inventories	759	434	(372)
Prepaid expenses and other assets	(77)	169	(166)
Trade accounts payable	831	(1,113)	(352)
Accrued payroll	(16,418)	2,008	5,205
Amounts due to third party payors	481	(860)	(891)
Other current liabilities and accrued risk reserves	11,675	(9,129)	(103)
Other noncurrent liabilities	(2,354)	(2,617)	(3,772)
Deferred revenue	(31)	(35)	(265)
Net cash provided by operating activities	64,693	82,824	63,361
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(22,003)	(23,372)	(32,293)
Acquisition of non-controlling interest in hospice business	(7,500)	(7,500)	–
Acquisition of homecare business	–	–	(14,342)
Collections of notes receivable, net	660	1,222	1,300
Decrease in restricted cash and cash equivalents	46,660	9,235	47,451
Purchases of marketable securities	(111,691)	(57,597)	(93,305)
Sale of marketable securities	62,649	46,266	43,849
Cash acquired in acquisition of facilities	–	–	989
Net cash used in investing activities	(31,225)	(31,746)	(46,351)
Cash Flows From Financing Activities:
Tax (expense) benefit from stock-based compensation	(267)	(52)	154
Dividends paid to preferred stockholders	(8,671)	(8,671)	(8,673)
Dividends paid to common stockholders	(30,849)	(15,952)	(14,780)
Issuance of common shares	13,412	8,392	2,655
Repurchase of common shares	–	–	(5,944)
Entrance fee refunds	(1,630)	(2,170)	(957)
(Increase) decrease in deposits	230	(95)	21
Other	–	–	(30)
Net cash used in financing activities	(27,775)	(18,548)	(27,554)
Net Increase (Decrease) in Cash and Cash Equivalents	5,693	32,530	(10,544)
Cash and Cash Equivalents, Beginning of Period	61,008	28,478	39,022
Cash and Cash Equivalents, End of Period	$66,701	$61,008	$28,478

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued)

	Year Ended December 31,
(in thousands)	2012	2011	2010
Supplemental Information:
Cash payments for interest	$383	$501	$658

Cash payments for income taxes	34,142	40,798	22,969

Non-cash activities include:

Effective January 1, 2012, NHC assigned the assets and liabilities of eight Solaris Hospice programs to Caris in exchange for an additional limited partnership interest.
Current assets assigned	1,862	–	–
Property and equipment assigned	303	–	–
Current liabilities assigned	(799)	–	–
Goodwill	2,945	–	–
Investment in limited liability company	(4,311)	–	–

Effective December 1, 2010, NHC acquired the assets and assumed certain liabilities of two 120-bed long-term health care centers. The consideration given was first mortgage bonds owned by NHC.
Real and personal property	–	–	(4,873)
Current assets acquired	–	–	(1,958)
Current liabilities acquired	–	–	1,623
First mortgage revenue bonds	–	–	1,645
Gain on recovery of assets	–	–	3,563

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income	Equity
Balance at January 1, 2010	10,841,062	$170,555	13,717,701	$137	$130,867	$197,140	$27,080	$525,779
Net income	–	–	–	–	–	52,695	–	52,695
Other comprehensive income	–	–	–	–	–	–	9,207	9,207
Stock-based compensation	–	–	–	–	321	–	–	321
Tax benefit from exercise of stock options	–	–	–	–	154	–	–	154
Shares sold - options exercised	–	–	102,349	1	2,654	–	–	2,655
Shares repurchased	–	–	(182,900)	(2)	(5,942)	–	–	(5,944)
Shares issued in conversion of preferred stock to common stock	(454)	(7)	108	–	7	–	–	–
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,673)	–	(8,673)
Dividends declared to common stockholders ($1.10 per share)	–	–	–	–	–	(15,048)	–	(15,048)
Balance at December 31, 2010	10,840,608	$170,548	13,637,258	$136	$128,061	$226,114	$36,287	$561,146
Net income	–	–	–	–	–	64,072	–	64,072
Other comprehensive income	–	–	–	–	–	–	415	415
Stock-based compensation	–	–	–	–	2,751	–	–	2,751
Tax expense from exercise of stock options	–	–	–	–	(52)	–	–	(52)
Shares sold - options exercised	–	–	224,969	2	8,390	–	–	8,392
Shares issued in conversion of preferred stock to common stock	(2,118)	(33)	511	–	33	–	–	–
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,671)	–	(8,671)
Dividends declared to common stockholders ($1.18 per share)	–	–	–	–	–	(16,317)	–	(16,317)
Balance at December 31, 2011	10,838,490	$170,515	13,862,738	$138	$139,183	$265,198	$36,702	$611,736
Net income	–	–	–	–	–	57,957	–	57,957
Other comprehensive income	–	–	–	–	–	–	14,106	14,106
Stock-based compensation	–	–	–	–	2,366	–	–	2,366
Tax expense from exercise of stock options	–	–	–	–	(267)	–	–	(267)
Shares sold - options exercised	–	–	295,371	3	13,409	–	–	13,412
Shares issued in conversion of preferred stock to common stock	(78)	(1)	18	–	1	–	–	–
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,671)	–	(8,671)
Dividends declared to common stockholders ($2.20 per share)	–	–	–	–	–	(30,967)	–	(30,967)
Balance at December 31, 2012	10,838,412	$170,514	14,158,127	$141	$154,692	$283,517	$50,808	$659,672

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

National HealthCare Corporation ("NHC" or "the Company") operates, manages or provides services to long-term health care centers and associated assisted living centers, retirement centers and home health care programs located in 11 Southeastern, Northeastern and Midwestern states in the United States.  The most significant part of our business relates to skilled and intermediate nursing care in which setting we provide assisted living and retirement services, rehabilitative therapy services, and home health care.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  The long-term health care environment has continually undergone changes with regard to Federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues.  We continually monitor these industry developments as well as other factors that affect our business.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) include our wholly owned and controlled subsidiaries and affiliates. Variable interest entities (“VIEs”) in which we have an interest have been consolidated when we have been identified as the primary beneficiary. Investments in ventures in which we have the ability to exercise significant influence but do not have control over are accounted for using the equity method. Equity method investments are initially recorded at cost and subsequently are adjusted for our share of the venture’s earnings or losses and cash distributions.  Our most significant equity method investment is a 75.1% non-controlling ownership interest in Caris Healthcare, LP (“Caris”), a business that specializes in hospice care services.  Investments in entities in which we lack the ability to exercise significant influence are included in the consolidated financial statements at cost unless there has been a decline in the market value of our investment that is deemed to be other than temporary.  All material intercompany transactions and balances have been eliminated in consolidation.

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

Medicare program revenues, as well as certain Medicaid program revenues, are subject to audit and retroactive adjustment by government representatives.  The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services.  The assignment of patients to the various RUG categories is subject to post-payment review by Medicare intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements.  We have made provisions of approximately $17,001,000 as of December 31, 2012 for various Medicare and Medicaid current and prior year cost reports and claims reviews.

Approximately 67% of our net patient revenues are derived from participation in Medicare and Medicaid programs and other government programs.

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

Non-Operating Income

As discussed in Note 5, non-operating income includes equity in earnings of unconsolidated investments, dividends and realized gains on securities, interest income, and other miscellaneous non-operating income.

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

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of income.  The provisions for doubtful accounts were $2,455,000, $2,430,000, and $2,256,000 for 2012, 2011 and 2010, respectively.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided by the straight-line method over the expected useful lives of the assets estimated as follows:  buildings and improvements, 20-40 years and equipment and furniture, 3-15 years.  Leasehold improvements are amortized over periods that do not exceed the non-cancelable respective lease terms using the straight-line method.

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

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, marketable securities, restricted marketable securities and notes receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  Restricted cash and cash equivalents is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest bearing accounts.  Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services.  We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable.  Marketable securities and restricted marketable securities are held primarily in accounts with brokerage institutions.  Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) as discussed in Note 11.

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

Restricted Cash and Cash Equivalents and Restricted Marketable Securities

Restricted cash and cash equivalents and restricted marketable securities primarily represent assets that are held by our wholly-owned limited purpose insurance companies for workers' compensation and professional liability claims.

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

Comprehensive Income

ASC Topic 220, Comprehensive Income, requires that changes in the amounts of certain items, including unrealized gains and losses on marketable securities, be shown in the consolidated financial statements as comprehensive income.  We report comprehensive income in the consolidated statements of comprehensive income and also in the consolidated statements of stockholders’ equity.

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

Leases

On October 17, 1991, concurrent with our conveyance of real property to NHI, we leased from NHI the real property of certain health care centers.  At December 31, 2012, we lease the real property of 38 long-term health care centers, six assisted living centers and three independent living centers.  As part of our lease with NHI, we sublease four Florida long-term care centers to four separate corporations, none of which we own or control.

A 15-year lease extension began on January 1, 2007, and included three additional five-year renewal options, each at fair market value.  On December 26, 2012, we extended the lease agreement through the first of the three additional five-year renewal options; therefore, extending the master lease date through 2026 and the two additional five-year renewal options still remain.  Under the terms of the lease, base rent for 2007 totaled $33,700,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.  The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis.  Percentage rent expense for 2012, 2011, and 2010 was approximately $2,591,000, $2,969,000, and $1,122,000, respectively.

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

Base rent expense to NHI was $33,700,000 in 2012.  At December 31, 2012, the approximate future minimum base rent to be paid by us on non-cancelable operating leases with NHI are as follows:

	Total Commitments Including Florida Facilities	Total Commitments Excluding Florida Facilities
2013	$33,700,000	$28,948,000
2014	33,700,000	28,948,000
2015	33,700,000	28,948,000
2016	33,700,000	33,700,000
2017	33,700,000	33,700,000
Thereafter	303,300,000	303,300,000

Investment in NHI Common Stock

At December 31, 2012 and 2011, we own 1,630,642 shares (or 5.9%) of NHI’s outstanding common stock.  We account for our investment in NHI common stock as available for sale marketable securities in accordance with the provisions of ASC Topic 320, Investments.

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

Management Contracts

We currently manage five long-term health care centers for National under a management contract.  We manage the centers for management fees that are comparable to those in the industry.  The management contract has been extended until January 1, 2018.  See Note 4 for additional information regarding management fees recognized from National.

Financing Activities

During 1991, we borrowed $10,000,000 from National.  The term note payable currently requires quarterly interest payments at the prime rate minus .85 percent.  The entire principal is due at maturity in 2018.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000.  The interest rate on the line of credit is prime plus one percent and the final maturity is January 20, 2018.  At December 31, 2012, National did not have an outstanding balance on the line of credit.

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

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National only through their participation in the ESOP.  National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance.  We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs.  Such costs of personnel totaling approximately $426,934,000, $428,672,000, and $400,270,000 for 2012, 2011 and 2010 respectively, are reflected as salaries, wages and benefits in the accompanying consolidated statements of income.  The administrative fee paid to National for 2012, 2011, and 2010 was $3,862,000, $3,608,000, and $3,299,000, respectively.  National owes us $5,149,086 and $6,933,000 at December 31, 2012 and 2011, respectively, as a result of the differences between interim payments for payroll and benefits services costs made during the current and previous years and such actual costs.  The amounts are included in accounts receivable in the consolidated balance sheets.

National’s Ownership of Our Stock

At December 31, 2012 and 2011, National owns 1,271,147 shares (or approximately 9.0%) of our outstanding common stock and 1,271,147 shares (or approximately 11.7%) of our outstanding preferred stock.

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Insurance services	$15,671	$15,657	$17,068
Management and accounting service fees	20,042	21,601	20,897
Rental income	19,039	19,124	17,375
Other	1,124	1,666	1,684
	$55,876	$58,048	$57,024

Management Fees from National

We have managed long-term care centers for National since 1988, and we currently manage five centers.  See Note 3 regarding our relationship with National.

During 2012, 2011 and 2010, National paid and we recognized approximately $3,397,000, $3,539,000, and $3,982,000, respectively, of management fees and interest on management fees, which amounts are included in management and accounting service fees.  Unrecognized and unpaid management fees from National total $21,333,000, $21,289,000, and $21,320,000 at December 31, 2012, 2011 and 2010, respectively.  We have recognized approximately $37,621,000 of management fees and interest from these centers since 1988.

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

Management Fees from Other Nursing Centers

We continue to manage fourteen long-term health centers (excluding the five National centers) for third-party owners where the management fees are recognized only when realized.  During 2012, 2011, and 2010, we recognized $5,660,000, $6,138,000, and $4,753,000, respectively, of management fees and interest from these fourteen long-term care centers.  Unrecognized and unpaid management fees from these centers total $8,505,000, $8,502,000, and $8,889,000 at December 31, 2012, 2011, and 2010, respectively.  We have recognized approximately $39,807,000 of management fees and interest from these centers since 2002.

The unpaid fees from these fourteen centers, because of insufficient historical collections and the lack of expected future collections, will be recognized as revenues only when the collectability of the fees can be reasonably assured.  Under the terms of our management agreements, the payment of these fees to us may be subordinated to other expenditures of each of the long-term care providers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized and uncollected management fees in whole or in part in the future only if cash flows from operating and investing activities of the centers or proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

During 2012, a receiver was appointed for the fourteen long-term health centers and the Board of Directors’ of the respective two nonprofit organizations no longer have the custodial responsibility over the assets of the entities.  Consequently, the appointed receiver for each of the two nonprofit organizations filed a lawsuit against us and another party.  As stated above, we are currently managing the fourteen facilities and have a management contract with the receiver, but it is unknown at this time how long we will continue to manage the health care centers or the receiver’s intentions.  However, if we no longer manage some or all of the fourteen health care centers, such impact may be adverse and material to our future results of operations and cash flows.  See Note 15 for additional information on the pending litigation.

Rental Income

In 2007, NHC acquired all of the net assets of National Health Realty, Inc., which was a health care real estate investment trust.  The properties acquired in the acquisition are the properties that have generated the majority of the rental income for NHC for the years ended December 31, 2012, 2011, and 2010.  The health care properties currently owned and leased to third party operators include nine skilled nursing facilities and four assisted living communities.  We renewed the rental agreements in 2011 for a five year period, which ends on December 31, 2015.

Note 5 – Non-Operating Income

Non-operating income is outlined in the table below.  Non-operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on securities, interest income, and other miscellaneous non-operating income.  Our most significant equity method investment is a 75.1% non-controlling ownership interest in Caris, a business that specializes in hospice care services.  See Note 16 for additional disclosures regarding Caris.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Equity in earnings of unconsolidated investments	$13,616	$9,674	$8,993
Dividends and net realized gains on sales of securities	7,006	5,875	5,404
Interest income	4,623	4,984	5,380
Recovery of assets in acquisition of healthcare centers	–	–	3,563
	$25,245	$20,533	$23,340

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

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands, except share and per share amounts)
Basic:
Weighted average common shares outstanding	13,852,709	13,774,628	13,671,053
Net income	$57,957	$64,072	$52,695
Dividends to preferred stockholders	8,671	8,671	8,673
Net income available to common stockholders	$49,286	$55,401	$44,022
Earnings per common share, basic	$3.56	$4.02	$3.22

Diluted:
Weighted average common shares outstanding	13,852,709	13,774,628	13,671,053
Dilutive effect of stock options	8,019	9,934	3,237
Dilutive effect of restricted stock	5,526	6,009	2,186
Dilutive effect of contingent issuable stock	109,233	–	–
Convertible preferred stock	2,623,329	2,623,452	–
Assumed average common shares outstanding	16,598,816	16,414,023	13,676,476

Net income available to common stockholders	$49,286	$55,401	$44,022
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	8,671	8,671	–

Net income for diluted earnings per common share	$57,957	$64,072	$44,022
Earnings per common share, diluted	$3.49	$3.90	$3.22

Excluded in the above table are 1,068,302; 1,420,620; and 235,620 shares associated with stock options for 2012, 2011, and 2010, respectively, due to their antidilutive impact.  Also excluded in 2010 are 2,623,861 potential common shares issuable upon the conversion of preferred stock due to their antidilutive impact.

Note 8 - Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

  Marketable securities and restricted marketable securities consist of the following:

	December 31, 2012		December 31, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$107,250	$30,176	$85,051
Restricted investments available for sale:
Corporate debt securities	61,453	62,876	33,426	34,074
Commercial mortgage-backed securities	47,194	48,063	33,275	33,904
U.S. Treasury securities	16,218	16,604	7,778	8,070
State and municipal securities	7,213	7,664	7,270	7,577
	$162,254	$242,457	$111,925	$168,676

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)

	December 31, 2012			December 31, 2011
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$92,180	1,630,642	$24,734	$71,716

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	December 31, 2012		December 31, 2011
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$8,868	$8,918	$5,280	$5,298
1 to 5 years	80,910	82,801	44,923	45,734
6 to 10 years	40,670	41,856	21,993	22,768
Over 10 years	1,630	1,632	9,553	9,825
	$132,078	$135,207	$81,749	$83,625

 Gross unrealized gains related to available for sale securities are $80,296,000 and $57,138,000 as of December 31, 2012 and 2011, respectively.  Gross unrealized losses related to available for sale securities were $93,000 and $387,000 as of December 31, 2012 and 2011, respectively.

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2012, 2011 and 2010 were $62,649,000, $46,266,000, and $43,849,000, respectively.  Net investment gains of $1,640,000, $754,000, and $891,000 were realized on these sales during the years ended December 31, 2012, 2011, and 2010, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2012 or 2011.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the twelve months ended December 31, 2012 or 2011.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long-term debt approximates fair value due to variable interest rates.  At December 31, 2012 and 2011, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2012 and December 31, 2011 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$66,701	$66,701	$–	$–
Restricted cash and cash equivalents	11,563	11,563	–	–
Marketable equity securities	107,250	107,250	–	–
Corporate debt securities	62,876	–	62,876	–
Commercial mortgage-backed securities	48,063	–	48,063	–
U.S. Treasury securities	16,604	16,604	–	–
State and municipal securities	7,664	–	7,664	–
Total financial assets	$320,721	$202,118	$118,603	$–

	Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$61,008	$61,008	$–	$–
Restricted cash and cash equivalents	50,587	50,587	–	–
Marketable equity securities	85,051	85,051	–	–
Corporate debt securities	34,074	–	34,074	–
Commercial mortgage-backed securities	33,904	–	33,904	–
U.S. Treasury securities	8,070	8,070	–	–
State and municipal securities	7,577	–	7,577	–
Total financial assets	$280,271	$204,716	$75,555	$–

Note 10 - Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2012	2011
	(in thousands)
Land	$50,711	$47,195
Leasehold improvements	90,925	88,204
Buildings and improvements	396,228	390,973
Furniture and equipment	126,288	123,613
Construction in progress	11,303	9,538
	675,455	659,523
Less: Accumulated depreciation	(254,548)	(229,872)
	$420,907	$429,651

Note 11 - Notes Receivable

At December 31, 2012 and 2011, we have notes receivable from managed and other long-term health care centers totaling $21,789,000 and $22,449,000, respectively, reflected in the accompanying consolidated balance sheets.  The notes are first and second mortgages with interest rates ranging from prime plus 2% to 10.5% fixed rate with periodic payments required prior to maturity.  The notes mature in the years from 2013 through 2016.  The proceeds of the notes were used by the long-term health care centers for construction costs, development costs incurred during construction, and working capital.

Note 12 - Long-Term Debt

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Weighted
	Average		December 31,
	Interest Rate	Maturities	2012	2011
Revolving Credit Facility, interest payable monthly	Variable, 0.9%	2013	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

 $75,000,000 Revolving Credit Agreement

 Effective October 24, 2012, we extended the maturity of our Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as lender (the "Lender").  The Credit Agreement provides for a $75,000,000 revolving credit facility (the "Credit Facility"), of which up to $5,000,000 may be utilized for letters of credit.

Borrowings bear interest at either (i) the Eurodollar rate plus 0.70% or (ii) the base rate.  Letter of credit fees are equal to 0.70% times the maximum amount available to be drawn under outstanding letters of credit.  The rates and fees are unchanged from those in effect prior to the extension.

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

The aggregate maturities of long-term debt for the five years subsequent to December 31, 2012 are as follows:

Long-Term Debt
(in thousands)
2013	$	−
2014		−
2015		−
2016		−
2017		−
Thereafter		10,000
Total		$10,000

Note 13 - Income Taxes

The provision for income taxes is comprised of the following components:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current Tax Provision
Federal	$29,147	$29,311	$23,734
State	4,010	3,131	2,953
	33,157	32,442	26,687
Deferred Tax Provision
Federal	162	1,220	1,386
State	4	145	199
	166	1,365	1,585
Income Tax Provision	$33,323	$33,807	$28,272

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows:

	December 31,
	2012	2011
	(in thousands)
Current deferred tax asset:
Allowance for doubtful accounts receivable	$1,022	$1,174
Accrued expenses	7,490	7,946
	8,512	9,120
Current deferred tax liability:
Unrealized gains on marketable securities	(31,154)	(22,058)
Other	(1,832)	(1,588)
	(32,986)	(23,646)
Net current deferred tax liability	$(24,474)	$(14,526)

Noncurrent deferred tax asset:
Financial reporting depreciation in excess of tax depreciation	$4,086	$968
Deferred gain on sale of assets (net)	(3,135)	(3,135)
Tax basis intangible asset in excess of financial reporting basis	663	968
Stock-based compensation	1,682	1,283
Long-term investments	(1,387)	157
Accrued expenses	2,132	2,129
Deferred revenue	6,523	7,797
Net noncurrent deferred tax asset	$10,564	10,167

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Tax provision at federal statutory rate	$31,948	$34,258	$28,338

Increase (decrease) in income taxes
resulting from:
State, net of federal benefit	3,173	3,185	2,897
Nondeductible expenses	118	188	169
Insurance expense	39	26	(133)
Other, net	823	57	62
Unrecognized tax benefits	409	85	660
Expiration of statute of limitations	(3,187)	(3,992)	(3,721)
	1,375	(451)	(66)
Effective income tax expense	$33,323	$33,807	$28,272

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price.  During 2012, 2011 and 2010, $(267,000), $(52,000), and $154,000, respectively, attributable to the tax benefit of stock options exercised and restricted stock, was credited to additional paid-in capital.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2010	$11,894	$17,275	$5,358	$22,633
Additions based on tax positions related to the current year	−	1,094	144	1,238
Reductions for tax positions of prior years	(1,510)	(1,356)	67	(1,289)
Reductions for statute of limitation expirations	(295)	(2,502)	(1,219)	(3,721)
Balance, December 31, 2010	10,089	14,511	4,350	18,861
Additions based on tax positions related to the current year	−	1,452	183	1,635
Additions for tax positions of prior years	(70)	189	(449)	(260)
Reductions for statute of limitation expirations	(93)	(2,387)	(1,605)	(3,992)
Balance, December 31, 2011	9,926	13,765	2,479	16,244
Additions based on tax positions related to the current year	−	1,695	185	1,880
Additions for tax positions of prior years	728	845	170	1,015
Reductions for statute of limitation expirations	(1,999)	(4,309)	(940)	(5,249)
Balance, December 31, 2012	$8,655	$11,996	$1,894	$13,890

During the year ended December 31, 2012, we have recognized a $4,309,000 decrease in unrecognized tax benefits (including $1,999,000 of temporary differences and $2,310,000 of permanent differences) and an accompanying $940,000 decrease of related interest and penalties due to the effect of statute of limitations lapse.  The favorable impact on our tax provision was $3,187,000 composed of $2,310,000 tax and $707,000 interest and penalties on permanent differences and $170,000 interest and penalties on temporary differences.

At December 31, 2012, we had $11,996,000 of unrecognized tax benefits, composed of $8,292,000 of deferred tax assets and $3,704,000 of permanent differences.  Accrued interest and penalties of $1,894,000 related to unrecognized tax benefits at December 31, 2012.  Unrecognized tax benefits of $3,704,000, net of federal benefit, at December 31, 2012, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,531,000 relate to these permanent differences at December 31, 2012.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning December 31, 2012, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,707,000, composed of temporary differences of $1,722,000, and permanent differences of $985,000.  Interest and penalties of $602,000 relate to these temporary and permanent difference changes within 12 months beginning December 31, 2012.

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

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.  Interest and penalties expense (benefit) was $(585,000); $(1,871,000); and $(1,008,000); for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2009 (with few state exceptions).  Currently, there are no U.S. federal and state returns under examination.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan ("the 2005 Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  At December 31, 2012, 145,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan ("the 2010 Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  At December 31, 2012, 470,732 shares were available for future grants under the 2010 Plan.

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

Compensation expense is recognized only for the awards that ultimately vest.  Stock-based compensation totaled $2,366,000, $2,751,000, and $321,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  The expense for the 2012 year consisted of $2,159,000 for stock options and $207,000 for restricted stock.

At December 31, 2012, we had $5,878,000 of unrecognized compensation cost related to unvested stock-based compensation awards, which consisted of $5,392,000 for stock options and $486,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 3.2 years for stock options and 1.3 years for restricted stock.  Stock-based compensation is included in salaries, wages and benefits in the consolidated statements of income.  Tax deductions for the options exercised and restricted stock vested totaled $404,000, $1,054,000, and $691,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.28%	2.02%	1.88%
Expected volatility	38.8%	23.7%	25.3%
Expected life, in years	2.1 years	4.8 years	4.5 years
Expected dividend yield	2.91%	3.62%	3.55%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value
Options outstanding at January 1, 2010	385,305	$44.78	$	−
Options granted	180,485	35.55		−
Options exercised	(72,149)	36.69		−
Options cancelled	(21,314)	32.01		−
Options outstanding at December 31, 2010	472,327	43.07		−
Options granted	1,264,719	46.58		−
Options exercised	(224,969)	37.30		−
Options cancelled	(30,000)	44.25		−
Options outstanding at December 31, 2011	1,482,077	46.92		−
Options granted	63,516	44.28		−
Options exercised	(295,371)	45.41		−
Options cancelled	(115,620)	50.99		−
Options outstanding at December 31, 2012	1,134,602	$46.75		$711,000

Options exercisable	197,602	$47.03		$402,000

Options Outstanding December 31, 2012	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
28,800	$37.70	$37.70	1.3
1,015,802	$44.80 - $46.69	$46.58	3.2
90,000	$51.50	$51.50	0.3
1,134,602		$46.75	3.0

At December 31, 2012, 197,602 options outstanding are exercisable.  Exercise prices on the options range from $37.70 to $51.50.  The weighted average remaining contractual life of all options outstanding at December 31, 2012 is 2.9 years.  The total intrinsic value of shares exercised during the year ended December 31, 2012 was $562,000.

Restricted Stock

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested restricted shares at January 1, 2010	–	$–	–
Award shares granted	30,000	34.46	–
Award shares vested	–	–	–
Unvested restricted shares at December 31, 2010	30,000	34.46	–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Unvested restricted shares at December 31, 2011	24,000	34.46	–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Unvested restricted shares at December 31, 2012	18,000	$34.46	$226,000

The weighted average remaining contractual life of restricted stock at December 31, 2012 is 1.3 years.

Note 15 - Contingencies and Guarantees

Accrued Risk Reserves

We are self-insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $110,331,000 and $98,732,000 at December 31, 2012 and 2011, respectively.  This liability is classified as current based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets.  The amounts are subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financial statements as other revenues for 2012, 2011 and 2010, respectively, are $5,438,000, $4,910,000, and $5,122,000.  Associated losses and expenses are reflected in the consolidated financial statements as salaries, wages and benefits.

General and Professional Liability Insurance and Lawsuits

The long term care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2012, we and/or our managed centers are currently defendants in 31 such claims covering the years 2005 through December 31, 2012.

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

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly-owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005-2007, $9.0 million annual excess in the aggregate for years 2008-2010 and $4.0 million excess per occurrence for 2011 and 2012.

Beginning in 2008 and continuing through 2012, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly-owned captive insurance company.

For these professional liability insurance operations, the premium revenues reflected in the consolidated financial statements as other revenues for 2012, 2011 and 2010, respectively, are $4,203,000, $4,383,000, and $4,443,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as other operating costs and expenses.

SeniorTrust of Florida, Inc. Lawsuit

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

At December 31, 2012, NHC provides management services to seven skilled nursing centers for SeniorTrust and the SeniorTrust subsidiaries.  NHC has provided management services to these entities since 2005.  The Company adamantly denies the claims made by SeniorTrust and the SeniorTrust Subsidiaries and intends to vigorously defend against their complaint.

ElderTrust of Florida, Inc. Lawsuit

On January 16, 2013, we received notice that the receiver of ElderTrust of Florida, Inc. (“ElderTrust”), a Tennessee non-profit corporation, had filed a lawsuit against the Company and another party.  The complaint primarily asserts that the Company and another party caused ElderTrust to enter into transactions on adverse terms.

At December 31, 2012, NHC provides management services to seven skilled nursing centers for ElderTrust.  NHC has provided management services to these entities since 2002.  The Company adamantly denies the claims made by ElderTrust and intends to vigorously defend against its complaint.

Other Matters

On July 24, 2009, the Company received a civil investigative demand from the Tennessee Attorney General’s Office, requesting production of documents related to NHC’s business relationships with non-profit entities.  The Company has responded to the demand and complied as required with the terms of the demand.

Debt Guarantees

At December 31, 2012, no agreement to guarantee the debt of other parties exists.

Note 16 – Equity Method Investment in Caris HealthCare, L.P.

As of December 31, 2012, we have a 75.1% non-controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings.  The carrying value of our investment is $38,463,000 and $19,215,000 at December 31, 2012 and 2011, respectively.  The carrying amounts are included in investments in limited liability companies in the consolidated balance sheets.  Summarized financial information of Caris for the years ended December 31, 2012, 2011, and 2010 is provided below.

	December 31,
	2012	2011	2010
	( in thousands)
Current assets	$30,894	$18,219	$20,257
Noncurrent assets	8,395	978	599
Liabilities	9,306	7,623	7,988
Partners’ capital	29,983	11,574	12,868
Revenue	57,824	44,454	43,896
Expenses	39,177	28,018	26,200
Net income	18,647	16,436	17,696

Increased Ownership Percentage

On January 1, 2012, we assigned our membership interest in Solaris Hospice to Caris in exchange for an additional 2.7% limited partnership interest.  At January 1, 2012, the carrying value of the assets and liabilities of the eight Solaris Hospice entities was $4,311,000.  In accordance with ASC 810, Consolidation, the carrying values have been reclassified to “investments in limited liability companies” in our December 31, 2012 consolidated balance sheet.  Of the carrying values that were reclassified, $2,945,000 was previously recorded goodwill.

On June 1, 2012, we acquired an additional 7.5% limited partnership interest in Caris for $7.5 million.

Consolidation Considerations

Due to our increased ownership percentage in Caris, we have considered whether Caris should be consolidated by NHC under the guidance provided in ASC Topic 810, Consolidation.  We do not consolidate Caris because (1) Caris’ equity at risk is sufficient to finance its activities without additional subordinated financial support, (2) the general partner of the Partnership has the power to direct the activities that most significantly impact the economic performance of Caris, and (3) the equity holders of Caris possess the characteristics of a controlling financial interest, including voting rights that are proportional to their economic interests.  Supporting the assertions above is the following:  (1) the ownership percentage of the general partner did not change and remains equally divided between NHC and another party, (2) the general partner manages and controls the Partnership with full and complete discretion, and (3) the limited partners have no right or power to take part in the control of the business of the Partnership, which is where our ownership percentage increases have occurred.

Note 17 – Commitments

Asset Purchase Commitment

On December 26, 2012, we entered into a Purchase and Sale Agreement to purchase six skilled health care centers from NHI.  The six centers, which are located in Columbia (2), Knoxville and Springfield, Tennessee; Madisonville, Kentucky and Rossville, Georgia, have been leased by NHC since 1991 and have a total of 650 beds.  The purchase price is $21 million and the transaction is expected to close on December 31, 2013.  With the purchase of the six skilled health care centers, NHC’s master lease payment will decrease by $2.95 million in 2014.

Lease Commitments

On December 26, 2012, we extended our master lease agreement with NHI through 2026.  Operating expenses for the years ended December 31, 2012, 2011, and 2010 include expenses for leased premises and equipment under operating leases of $39,355,000, $39,736,000, and $38,086,000, respectively.  See Note 2 for the approximate future minimum rent commitments on non-cancelable operating leases with NHI.

Note 18 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary.  The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE.  At December 31, 2012, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

In December 2010, we signed an operating agreement to lease Springfield Rehabilitation and Health Care Center, a 120-bed skilled heath care center located in Springfield, Missouri.  The terms of the lease include a ten year lease and include five additional, five year lease options as well as a purchase option.  The operating lease agreement was established on the same date third party owners purchased the real estate of the 120-bed skilled health care center.  The third party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note.  The risks and rewards associated with the operations of the health care center and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC.  At December 31, 2012 and 2011, the $4,500,000 mortgage note receivable from the third party owners is eliminated in our consolidated financial statements.  Land and buildings and improvements of $4,500,000 have been recorded in our consolidated financial statements, as well as the operations of the center since December 1, 2010, because we are the primary beneficiary in the relationship.

Note 19 - Series A Convertible Preferred Stock

On October 31, 2007, NHC issued $170,555,000 of NHC Series A Convertible Preferred Stock (the "Preferred Stock") with a liquidation preference of $15.75.  Each share of the Preferred Stock is entitled to annual preferred dividends of $0.80 per share.  Dividends on the Preferred Stock are cumulative.

The Preferred Stock, which is listed on the NYSE MKT exchange with the symbol "NHC.PRA", is convertible at any time at the option of the stockholder into NHC common stock at a conversion price of $65.07.  Each share of the Preferred Stock will be convertible into 0.24204 of a share of NHC common stock.  After the fifth anniversary of the closing date, NHC will have the option to redeem the Preferred Stock, in whole or in part, for $15.75 cash per share (plus accrued but unpaid dividends); provided that the Preferred Stock will not be redeemable prior to the eighth anniversary of the closing date unless the average closing price for NHC common stock for 20 trading sessions equals or exceeds the conversion price.  The conversion price will be adjusted to reflect any future NHC common stock splits or stock dividends.

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

Note 21 - Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Operating Revenues	$190,086	$187,765	$189,368	$194,043
Income Before Non-Operating Income	14,742	16,487	16,671	18,135
Non-Operating Income	5,868	5,907	6,771	6,699
Net Income	12,676	13,614	17,233	14,434
Preferred Dividends	2,168	2,168	2,167	2,168
Net Income Available to Common Stockholders	10,508	11,446	15,066	12,266
Basic Earnings Per Share	0.76	0.83	1.09	.88
Diluted Earnings Per Share	0.76	0.82	1.04	.87

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Operating Revenues	$192,948	$190,783	$197,064	$192,742
Income Before Non-Operating Income	25,881	17,040	17,944	16,481
Non-Operating Income	4,561	5,155	5,140	5,677
Net Income	18,724	13,611	17,211	14,526
Preferred Dividends	2,168	2,168	2,167	2,168
Net Income Available to Common Stockholders	16,556	11,443	15,044	12,358
Basic Earnings Per Share	1.21	.83	1.09	.89
Diluted Earnings Per Share	1.15	.83	1.05	.88

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2012, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).   We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  We have concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National HealthCare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National HealthCare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National HealthCare Corporation as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended and our report dated February __, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February __, 2013

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2013 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our definitive 2013 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our definitive 2013 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2013 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our definitive 2013 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)

(1)

Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)

Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance- Beginning of Period	Charged to Costs and Expenses		Charged to other Accounts	Deductions		Balance- End of Period
For the year ended December 31, 2010
Allowance for doubtful accounts	$3,502	$2,256	$	−	$1,816	(1)	$3,942
Accrued risk reserve	$107,456	$60,640	$	−	$63,037		$105,059

For the year ended December 31, 2011
Allowance for doubtful accounts	$3,942	$2,430	$	−	$2,659	(1)	$3,713
Accrued risk reserve	$105,059	$60,202	$	−	$66,529		$98,732

For the year ended December 31, 2012
Allowance for doubtful accounts	$3,713	$2,455	$	−	$3,002	(1)	$3,166
Accrued risk reserve	$98,732	$67,900	$	−	$56,301		$110,331

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

NATIONAL HEALTHCARE CORPORATION

Date: February 15, 2013	BY: /s/ Robert G. Adams
Robert G. Adams
Chairman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 15, 2013	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: February 15, 2013	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer
(Principal Financial Officer)

Date: February 15, 2013	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 15, 2013	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 15, 2013	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: February 15, 2013	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 15, 2013	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Director

Date: February 15, 2013	/s/ Lawrence C. Tucker
Lawrence C. Tucker
Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2012
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

2.1	Agreement and Plan of Merger, dated December 20, 2006, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the SEC on December 20, 2006

2.2	Amendment and Waiver No. 1 to Agreement and Plan of Merger, dated April 6, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 11, 2007

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated August 3, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on August 6, 2007

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

Exhibit No.	Description	Page No. or Location
3.5	By-laws	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement-Prospectus), amended, Registration No. 333-37185, (December 5, 1997)

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.2	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

4.3	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

10	Material Contracts	Incorporated by reference from Exhibits 10.1 thru 10.9 attached to Form S-4, (Proxy Statement-Prospectus), as amended, Registration No. 333-37185 (December 5, 1997)

10.11	Employee Stock Purchase Plan	Specifically incorporated by reference to Exhibit A attached to Form S-4), Proxy Statement-Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

Exhibit No.	Description	Page No. or Location
10.12	1997 Stock Option Plan	Incorporated by reference from 1997 Proxy Statement/Prospectus filed on December 5, 1997

10.13	2004 Non-Qualified Stock Option Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.14	2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan	Incorporated by reference from 2005 Proxy Statement filed on March 28, 2005

10.15	Amendment No. 1 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.15 from 2005 Form 10-K filed March 16, 2006

10.16	Amendment No. 2 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.16 from 2005 Form 10-K filed March 16, 2006

10.17	Amendment No. 3 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.17 from 2005 Form 10-K filed March 16, 2006

10.18	Amendment No. 4 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.18 from 2005 Form 10-K filed March 16, 2006

10.19	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10-K filed March 16, 2006

10.20	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10-K filed March 16, 2006

10.21	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10-K filed March 16, 2006

10.22	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10-K filed March 16, 2006

Exhibit No.	Description	Page No. or Location
10.23	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10-K filed March 16, 2006

10.24	Letter Agreement dated December 15, 2006, between NHC and AdamsMark, L.P.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 16, 2007

10.25	2002 Stock Option Plan	Incorporated by reference to Exhibit B to Schedule 14A filed on March 1, 2002

10.24	Credit Agreement, dated October 30, 2007, between National HealthCare Corporation and Bank of America, N.A	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on November 2, 2007

10.25	First Amendment to Credit Agreement dated October 28, 2009 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 17, 2009

10.26	Second Amendment to Credit Agreement dated October 27, 2010 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 27, 2010.

10.27	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

10.28	Amended NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Exhibit B to 2010 Proxy Statement filed April 1, 2010.

10.29	Third Amendment to Credit Agreement dated October 26, 2010 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 26, 2010

10.30	Fourth Amendment to Credit Agreement dated October 25, 2011 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 25, 2011

Exhibit No.	Description	Page No. or Location

10.31	Fifth Amendment to Credit Agreement dated October 24, 2012 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 25, 2012

14	Code of Ethics	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133-1398 Telephone (615) 890-2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith