Form 10-Q
period 2013-03-31
NATIONAL HEALTHCARE CORP
filed 2013-05-08
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

14,065,202 shares of common stock of the registrant were outstanding as of May 2, 2012.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31
	2013	2012
		(as adjusted)
Revenues:
Net patient revenues	$178,430	$176,113
Other revenues	15,948	13,937
Net operating revenues	194,378	190,050

Cost and Expenses:
Salaries, wages and benefits	107,063	106,471
Other operating	54,411	51,528
Facility rent	9,868	9,847
Depreciation and amortization	6,956	7,380
Interest	84	118
Total costs and expenses	178,382	175,344

Income Before Non–Operating Income	15,996	14,706
Non–Operating Income	6,618	5,868

Income Before Income Taxes	22,614	20,574
Income Tax Provision	(8,809)	(7,920)
Net Income	13,805	12,654

Dividends to Preferred Stockholders	(2,168)	(2,168)

Net Income Available to Common Stockholders	$11,637	$10,486

Earnings Per Common Share:
Basic	$0.84	$0.76
Diluted	$0.82	$0.75

Weighted Average Common Shares Outstanding:
Basic	13,861,584	13,840,079
Diluted	14,111,752	13,908,274

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(Unaudited – in thousands)

	Three Months Ended March 31
	2013	2012
		(as adjusted)
Net Income	$13,805	$12,654

Other Comprehensive Income:
Unrealized gains on investments in marketable securities	15,764	8,656
Less: Reclassification adjustment for realized gains on sale of securities	(230)	(687)
Income tax expense related to items of other comprehensive income	(6,090)	(3,110)
Other comprehensive income, net of tax	9,444	4,859

Comprehensive Income	$23,249	$17,513

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)	(as adjusted)
Assets
Current Assets:
Cash and cash equivalents	$73,839	$66,701
Restricted cash and cash equivalents	17,376	11,563
Marketable securities	123,577	107,250
Restricted marketable securities	134,782	135,207
Accounts receivable, less allowance for doubtful accounts of $3,407 and $3,166, respectively	75,687	74,693
Inventories	6,558	6,660
Prepaid expenses and other assets	2,917	1,132
Notes receivable	5,950	5,840
Federal income tax receivable	–	5,933
Total current assets	440,686	414,979

Property and Equipment:
Property and equipment, at cost	681,818	675,455
Accumulated depreciation and amortization	(261,501)	(254,548)
Net property and equipment	420,317	420,907

Other Assets:
Deposits	108	143
Goodwill	17,600	17,600
Notes receivable	15,445	15,949
Deferred income taxes	13,844	12,817
Investments in limited liability companies	41,823	40,039
Total other assets	88,820	86,548
Total assets	$949,823	$922,434

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The balance sheet at December 31, 2012 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)	(as adjusted)
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$10,948	$10,555
Accrued payroll	35,385	37,243
Amounts due to third party payors	16,826	17,001
Accrued risk reserves	114,367	110,331
Deferred income taxes	30,420	24,474
Other current liabilities	23,182	20,411
Dividends payable	6,461	6,480
Total current liabilities	237,589	226,495

Long–term debt	10,000	10,000
Refundable entrance fees	10,837	10,680
Deferred revenue	6,334	3,430
Obligation to provide future services	1,791	1,791
Other noncurrent liabilities	14,462	13,890

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,838,305 and 10,838,412 shares, respectively, issued and outstanding; stated at liquidation of $15.75 per share	170,512	170,514
Common stock, $.01 par value; 30,000,000 shares authorized; 14,058,152 and 14,158,127 shares, respectively, issued and outstanding	140	141
Capital in excess of par value	150,493	154,692
Retained earnings	287,413	279,993
Accumulated other comprehensive income	60,252	50,808
Total stockholders’ equity	668,810	656,148
Total liabilities and stockholders’ equity	$949,823	$922,434

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

The balance sheet at December 31, 2012 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited – in thousands)

	Three Months Ended March 31
	2013	2012
		(as adjusted)
Cash Flows From Operating Activities:
Net income	$13,805	$12,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,956	7,380
Provision for doubtful accounts receivable	806	501
Equity in earnings of unconsolidated investments	(3,806)	(2,804)
Distributions from unconsolidated investments	2,022	16
Gains on sale of marketable securities	(230)	(687)
Deferred income taxes	(1,171)	(618)
Stock–based compensation	498	543
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(5,125)	(2,836)
Accounts receivable	(1,800)	(3,037)
Income tax receivable	5,933	3,779
Inventories	102	481
Prepaid expenses and other assets	(1,785)	(1,724)
Trade accounts payable	393	384
Accrued payroll	(1,858)	(16,243)
Amounts due to third party payors	(175)	471
Other current liabilities and accrued risk reserves	6,807	2,370
Other noncurrent liabilities	572	(140)
Deferred revenue	2,904	3,056
Net cash provided by operating activities	24,848	3,546
Cash Flows From Investing Activities:
Additions to property and equipment	(6,366)	(2,972)
Collections of notes receivable, net	394	170
Change in restricted cash and cash equivalents	(688)	237
Purchase of marketable securities	(22,193)	(24,343)
Sale of marketable securities	22,055	23,394
Net cash used in investing activities	(6,798)	(3,514)
Cash Flows From Financing Activities:
Tax benefit from stock–based compensation	-	3
Dividends paid to preferred stockholders	(2,168)	(2,168)
Dividends paid to common stockholders	(4,236)	(4,146)
Issuance of common shares	–	5,578
Repurchase of common shares	(4,700)	–
Entrance fee deposits (refunds)	157	(511)
Change in deposits	35	(82)
Net cash used in financing activities	(10,912)	(1,326)
Net Increase (Decrease) in Cash and Cash Equivalents	7,138	(1,294)
Cash and Cash Equivalents, Beginning of Period	66,701	61,008
Cash and Cash Equivalents, End of Period	$73,839	$59,714

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	(as adjusted) Retained Earnings	Accumulated Other Comprehensive Income	(as adjusted) Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	10,838,490	$170,515	13,862,738	$138	$139,183	$260,331	$36,702	$606,869
Net income	–	–	–	–	–	12,654	–	12,654
Other comprehensive income	–	–	–	–	–	–	4,859	4,859
Stock–based compensation	–	–	–	–	543	–	–	543
Tax expense from exercise of stock options	–	–	–	–	3	–	–	3
Shares sold – options exercised	–	–	120,050	1	5,577	–	–	5,578
Dividends declared to preferred stockholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common stockholders ($0.30 per share)	–	–	–	–	–	(4,195)	–	(4,195)
Balance at March 31, 2012	10,838,490	$170,515	13,982,788	$139	$145,306	$266,622	$41,561	$624,143

Balance at January 1, 2013	10,838,412	$170,514	14,158,127	$141	$154,692	$279,993	$50,808	$656,148
Net income	–	–	–	–	–	13,805	–	13,805
Other comprehensive income	–	–	–	–	–	–	9,444	9,444
Stock–based compensation	–	–	–	–	498	–	–	498
Repurchase of common stock	–	–	(100,000)	(1)	(4,699)	–	–	(4,700)
Shares issued in conversion of preferred stock to common stock	(107)	(2)	25	–	2	–	–	–
Dividends declared to preferred stockholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common stockholders ($0.30 per share)	–	–	–	–	–	(4,217)	–	(4,217)
Balance at March 31, 2013	10,838,305	$170,512	14,058,152	$140	$150,493	$287,413	$60,252	$668,810

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of long–term health care services.  We operate or manage, through certain affiliates, 73 long–term health care centers with 9,221 beds in 10 states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long–term health care services to patients in a variety of settings including long–term nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of long–term health care centers.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all of our significant accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with limited need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited December 31, 2012 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.  Our audited December 31, 2012 consolidated financial statements are available at our web site: www.nhccare.com.

Basis of Presentation

The unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of NHC.  All significant intercompany transactions and balances have been eliminated in consolidation.  We assume that users of these interim financial statements have read or have access to the audited December 31, 2012 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

Change in Accounting Principle

Effective January 1, 2013, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of ASU No. 2012-01 , Continuing Care Retirement Communities — Refundable Advance Fees. This standard is intended to clarify the accounting for advance fees (“entrance fees”) received by a continuing care retirement community (“CCRC”). The updated guidance states that entrance fees should be accounted for as deferred revenue when the refund of the fee is both contingent upon the resale of the contract holder’s unit and limited to the proceeds received by the resale.  If the refund is simply contingent upon re-occupancy, but not limited to the proceeds of the resale, then the fees should be accounted for as a liability (“refundable entrance fees”). Previously, we accounted for both the 10% non-refundable and 90% refundable portions of the entrance fees as deferred revenue, amortizing the deferred revenue over the life expectancy of the resident and the estimated useful life of the building, respectively, in accordance with ASC Topic 954-430, Health Care Entities-Deferred Revenue.  The Company believes recording the refundable entrance fees as a liability and not amortizing the balance over the estimated useful life of the building more clearly aligns how we have historically operated the CCRC.  Also, with the adoption of ASU No. 2012-01, our future service obligation calculation for the CCRC was modified.  Because the future service obligation calculation includes an offset for unamortized deferred revenue, the reclassification of refundable entrance fee amounts from deferred revenue to a liability has a direct impact on the future revenues input of the calculation.  With the loss of deferred revenue, the present value of the CCRC’s expenses exceeds the present value of the CCRC’s revenues, which creates the recording of a future service obligation.

As described in the guidance for accounting changes, the comparative interim consolidated financial statements of prior periods are adjusted to apply the new accounting method retrospectively.  The following tables present the effect on the interim condensed consolidated financial statements of the accounting change that was retrospectively adopted on January 1, 2013:

Consolidated Balance Sheet (in thousands)
	December 31, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted
Deferred tax asset	$10,564	$2,253	$12,817
Total assets	920,181	2,253	922,434

Refundable entrance fees	–	10,680	10,680
Deferred revenue	10,124	(6,694)	3,430
Future service obligation	–	1,791	1,791
Retained earnings	283,517	(3,524)	279,993
Total stockholders' equity	659,672	(3,524)	656,148
Total liabilities and stockholders' equity	$920,181	$2,253	$922,434

Interim Condensed Consolidated Statement of Income (in thousands, except per share amounts)
	Three Months Ended March 31, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted
Other revenues	$13,973	$(36)	$13,937
Net operating revenues	14,742	(36)	14,706
Income Before Non-Operating Income	20,610	(36)	20,574
Income Before Income Taxes	20,610	(36)	20,574
Income Tax Provision	(7,934)	14	(7,920)
Net Income	12,676	(22)	12,654
Net Income Available to Common Shareholders	$10,508	$(22)	$10,486
Diluted Earnings Per Share	$0.76	$(0.01)	$0.75

Interim Condensed Consolidated Statement of Comprehensive Income (in thousands)
	Three Months Ended March 31, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted
Net Income	$12,676	$(22)	$12,654
Comprehensive Income	$17,535	$(22)	$17,513

Interim Condensed Consolidated Statement of Cash Flows (in thousands)
	Three Months Ended March 31, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted
Cash Flows From Operating Activities:
Net income	$12,676	$(22)	$12,654
Deferred income taxes	(605)	(13)	(618)
Deferred revenue	3,088	(32)	3,056
Net cash provided by operating activities	3,613	(67)	3,546
Cash Flows From Financing Activities:
Entrance fee refunds	(578)	67	(511)
Net cash used in financing activities	$(1,393)	$67	$(1,326)

Interim Condensed Consolidated Statement of Stockholders’ Equity (in thousands)
	Three Months Ended March 31, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted
Retained Earnings
Balance at January 1, 2012	$265,198	$(4,867)	$260,331

Revenue Recognition – Third Party Payors

Approximately 67% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $16,826,000 and $17,001,000 as of March 31, 2013 and December 31, 2012, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of March 31, 2013, we and/or our managed centers are defendants in 39 such claims inclusive of years 2005 through March 31, 2013.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all providers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

 Continuing Care Contracts and Refundable Entrance Fees

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contract provides that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees when residents relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of March 31, 2013 and December 31, 2012 were $10,837,000 and $10,680,000, respectively.

Obligation to Provide Future Services

The CCRC annually calculates the present value of the net cost of future services and the use of facilities to to be provided to the current residents and compares that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  With the recent adoption of ASU No. 2012-01, our future service obligation calculation was modified and we now have a liability recorded in the amount of $1,791,000 as of March 31, 2013 and December 31, 2012.

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National, the non-refundable portion (10%) of CCRC entrance fees being amortized over the remaining life expectancies of the residents, and premiums received within our workers’ compensation and professional liability companies that are not yet earned.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013–02, which is included in Codification under ASC 220, “Comprehensive Income”. The objective of this updated standard is to improve the reporting of reclassifications out of accumulated other comprehensive income. The standard states that disclosure of reclassification amounts required by U.S. GAAP to be reclassified out of accumulated other comprehensive income to net income in their entirety in the same reporting period, should be provided in one location, by component of other comprehensive income. Presentation of such amounts is permitted on either the face of the financial statement where net income is presented or as a separate tabular disclosure in the notes to the financial statements, and should be disclosed by respective line item of net income affected. This accounting standard update became effective beginning in our first quarter of fiscal 2013. The adoption of this accounting standard update resulted in financial statement presentation changes only.

In July 2012, the FASB issued ASU No. 2012–01, which is included in the Codification under ASC subtopic 954-430, “Health Care Entities—Deferred Revenue”. This revised standard is intended to clarify the accounting for refundable advance fees (“refundable entrance fees”) received by a continuing care retirement community. The guidance states that refundable portion of entrance fees should be accounted for as deferred revenue when the refund of the fee is contingent upon the resale of the contract holder’s unit, limited to the proceeds received by the resale, and the legal environment and management’s policy and practice support the withholding of refunds under said conditions. In the event that the refund is contingent upon reoccupancy, but not limited to the proceeds of the resale, then the fees should be accounted for and reported as a liability. This accounting standard update became effective beginning in our first quarter of fiscal 2013. The adoption of this accounting standard resulted in a change of accounting principle which was applied retrospectively, including the cumulative effect of this change recognized through beginning retained earnings.  See the beginning of Note 2 under “Change in Accounting Principle” for further discussion on the adoption of ASU No. 2012-01.

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

Other revenues include the following:

	Three Months Ended March 31
(in thousands)	2013	2012
Management and accounting services fees	$4,832	$4,962
Rental income	4,737	4,761
Insurance services	6,127	3,925
Other	252	289
	$15,948	$13,937

Management Fees from National

We manage five long–term care centers owned by National Health Corporation ("National"). During the three months ended March 31, 2013 and 2012, we recognized management fees and interest on management fees of $912,000 and $861,000, respectively, from these centers.

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

Management Fees from Other Nursing Centers

During the three months ended March 31, 2013, we managed fourteen long-term health care centers (excluding the five National centers) for two non-profit organizations (ElderTrust and SeniorTrust) where a court-appointed receiver was custodian over the assets of the organizations.  For the three months ended March 31, 2013 and 2012, we recognized $1,360,000 and $1,406,000, respectively, of management fees from these fourteen long-term health care centers.

In conjunction with the litigation settlement between us and the two non-profit organizations as described in Note 16, we will no longer manage seven of the long-term health care centers located in the states of Massachusetts and New Hampshire.  We have agreed to lease and operate the seven long-term health care centers from National Health Investors (“NHI”).  NHI is purchasing the seven health care centers from ElderTrust and will then subsequently lease the facilities to us.  We are expected to lease and operate the facilities as soon we receive court approval and state licensure is obtained.  At the time of this settlement agreement, ElderTrust was paying approximately $3,200,000 annually in management fees to NHC.  We do not anticipate a material change to our future results of operations and cash flows from the transition of us managing the seven long-term health care centers to us leasing and operating the seven health care facilities.

We are no longer providing management services to the two Missouri health care centers that were sold in February 2013 and will no longer provide management services to the remaining five Kansas health care centers after May 1, 2013.  At the time of this settlement agreement, the Missouri and Kansas health care centers were paying approximately $2,200,000 annually in management fees to NHC.   We anticipate the loss of management fee revenue from the Missouri and Kansas health care centers to be adverse to our future results of operations and cash flows.

Rental Income and Accounting Services Fees

As part of the negotiated resolution with the receiver regarding our relationship with non-profit organizations, we have agreed to no longer sublease The Health Center at Standifer Place and Standifer Place Assisted Living facility in Chattanooga, Tennessee to a third party non-profit organization.  At the termination of the sublease, we may then operate, sell, or re-lease the two health care facilities.  At the time of this settlement agreement, the third party non-profit organization was paying approximately $2,200,000 annually in lease payments and $1,400,000 annually in accounting services fees.  We anticipate the terminating sublease with the third party non-profit organization to have an adverse effect on our future results of operations and cash flows of approximately $1,500,000 annually.

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

	Three Months Ended March 31
(in thousands)	2013	2012
Equity in earnings of unconsolidated investments	$3,806	$2,804
Dividends and other net realized gains and losses on sales of securities	1,461	1,927
Interest income	1,351	1,137
	$6,618	$5,868

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

	Three Months Ended March 31
(in thousands, except for share and per share amounts)	2013	2012
Basic:
Weighted average common shares outstanding	13,861,584	13,840,079
Net income	$13,805	$12,654
Dividends to preferred stockholders	2,168	2,168
Net income available to common stockholders	11,637	10,486
Earnings per common share, basic	$0.84	$0.76

Diluted:
Weighted average common shares outstanding	13,861,584	13,840,079
Dilutive effect of stock options	9,799	9,874
Dilutive effect of restricted stock	7,369	8,178
Dilutive effect of contingent issuable stock	233,000	50,143
Assumed average common shares outstanding	14,111,752	13,908,274

Net income available to common stockholders	$11,637	$10,486

Earnings per common share, diluted	$0.82	$0.75

In the above table, options to purchase 1,048,640 and 1,330,114 shares of our common stock have been excluded for 2013 and 2012, respectively, due to their anti–dilutive impact.

Note 7 – Investments in Marketable Securities

Our investments in marketable securities are classified as available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities and restricted marketable securities consist of the following:

	March 31, 2013		December 31, 2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$123,577	$30,176	$107,250
Restricted investments available for sale:
Corporate debt securities	57,701	58,615	61,453	62,876
Commercial mortgage–backed securities	53,168	53,808	47,194	48,063
U.S. Treasury securities	14,369	14,704	16,218	16,604
State and municipal securities	7,208	7,655	7,213	7,664
	$162,622	$258,359	$162,254	$242,457

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2013			December 31, 2012
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$106,726	1,630,642	$24,734	$92,180

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	March 31, 2013		December 31, 2012
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$8,635	$8,678	$8,868	$8,918
1 to 5 years	76,815	78,669	80,910	82,801
6 to 10 years	46,997	47,435	40,670	41,856
Over 10 years	–	–	1,630	1,632
	$132,447	$134,782	$132,078	$135,207

Gross unrealized gains related to available for sale securities are $96,088,000 and $80,296,000 as of March 31, 2013 and December 31, 2012, respectively.  Gross unrealized losses related to available for sale securities are $351,000 and $93,000 as of March 31, 2013 and December 31, 2012, respectively.

Proceeds from the sale of investments in restricted marketable securities during the three months ended March 31, 2013 and 2012 were $22,055,000 and $23,394,000, respectively.  Investment gains of $230,000 and $687,000 were realized on these sales during the three months ended March 31, 2013 and 2012, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of March 31, 2013.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2013.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At March 31, 2013, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at March 31, 2013 and December 31, 2012 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2013	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$73,839	$73,839	$–	$–
Restricted cash and cash equivalents	17,376	17,376	–	–
Marketable equity securities	123,577	123,577	–	–
Corporate debt securities	58,615	–	58,615	–
Commercial mortgage–backed securities	53,808	–	53,808	–
U.S. Treasury securities	14,704	14,704	–	–
State and municipal securities	7,655	–	7,655	–
Total financial assets	$349,574	$229,496	$120,078	$–

	Fair Value Measurements Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$66,701	$66,701	$–	$–
Restricted cash and cash equivalents	11,563	11,563	–	–
Marketable equity securities	107,250	107,250	–	–
Corporate debt securities	62,876	–	62,876	–
Commercial mortgage–backed securities	48,063	–	48,063	–
U.S. Treasury securities	16,604	16,604	–	–
State and municipal securities	7,664	–	7,664	–
Total financial assets	$320,721	$202,118	$118,603	$–

Note 9 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	3/31/13	12/31/12
			(dollars in thousands)
Revolving Credit Facility, interest payable monthly	Variable, 0.9%	2013	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

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

Note 11 - Stock Repurchase Program

On August 1, 2012, the Board of Directors of the Company approved a stock repurchase program authorizing the Company to repurchase up to $25 million of its outstanding shares of common stock.   During the three months ended March 31, 2013, the Company repurchased 100,000 shares for a total cost of $4.7 million.

These were the first shares repurchased pursuant to the program’s authorization.  The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.  This program may be suspended or discontinued at any time without prior notice.

Note 12 – Stock–Based Compensation

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  At March 31, 2013, 145,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  The shares granted during the three months ended March 31, 2013 consisted of 21,640 shares through the Employee Stock Purchase Plan.  At March 31, 2013, 449,092 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $498,000 and $543,000 for the three months ended March 31, 2013 and 2012, respectively.  At March 31, 2013, we had $5,463,000 of unrecognized compensation cost related to unvested stock–based compensation awards, which consisted of $5,029,000 for stock options and $434,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 2.9 years for stock options and 1.1 years for restricted stock.  Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2013 and for the year ended December 31, 2012.

	2013	2012
Risk–free interest rate	0.15%	0.28%
Expected volatility	22.5%	38.8%
Expected life, in years	1.0 years	2.1 years
Expected dividend yield	2.55%	2.91%

The following table summarizes our outstanding stock options for the three months ended March 31, 2013 and for the year ended December 31, 2012.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	1,482,077	$46.92	$–
Options granted	63,516	44.24	–
Options exercised	(295,371)	45.41	–
Options cancelled	(115,620)	50.99	–
Options outstanding at December 31, 2012	1,134,602	46.75	–
Options granted	21,640	49.50	–
Options outstanding at March 31, 2013	1,156,242	$46.80	$265,000

Options exercisable at March 31, 2013	197,602	$47.03	$265,000

Options Outstanding March 31, 2013	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
28,800	37.70	37.70	1.1
1,015,802	45.80 – 46.69	46.58	3.0
111,640	49.50 – 51.50	51.11	0.2
1,156,242		46.80	2.7

Restricted Stock

The following table summarizes our restricted stock activity for the three months ended March 31, 2013 and for the year ended December 31, 2012.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non–vested restricted shares at January 1, 2012	24,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at December 31, 2012	18,000	34.46	–
Award shares granted	–	–	–
Award shares vested	–	–	–
Non–vested restricted shares at March 31, 2013	18,000	$34.46	$203,000

The weighted average remaining contractual life of restricted stock at March 31, 2013 is 1.1 years.

Note 13 – Accounting for Uncertainty in Income Taxes

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

At March 31, 2013, we had $12,390,000 of unrecognized tax benefits, composed of $8,686,000 of deferred tax assets and $3,704,000 of permanent differences.  Accrued interest and penalties of $2,072,000 relate to unrecognized tax benefits at March 31, 2013.  Unrecognized tax benefits of $3,704,000, net of federal benefit, at March 31, 2013, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,708,000 relate to these permanent differences at March 31, 2013.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning March 31, 2013, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,707,000, composed of temporary differences of $1,722,000, and permanent tax differences of $985,000.  Interest and penalties of $610,000 relate to these temporary and permanent difference changes within 12 months beginning March 31, 2013.

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

Note 14 – Guarantees and Contingencies

Accrued Risk Reserves

We are self insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $114,367,000 and $110,331,000 at March 31, 2013 and December 31, 2012, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income within "Other Revenues" for the three months ended March 31, 2013 and 2012, respectively, are $3,609,000 and $1,349,000.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

General and Professional Liability Lawsuits and Insurance

The long term care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of March 31, 2013, we and/or our managed centers are currently defendants in 39 such claims covering the years 2005 through March 31, 2013.

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

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly–owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005–2007, $9.0 million annual excess in the aggregate for years 2008–2010 and $4.0 million excess per occurrence for 2011–2013.

Beginning in 2008 and continuing through March 31, 2013, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

For these professional liability insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income as "Other Revenues" for the three months ended March 31, 2013 and 2012, respectively, are $962,000 and $1,051,000.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

Note 15 – Asset Purchase Commitment

On December 26, 2012, we entered into a Purchase and Sale Agreement to purchase six skilled health care centers from NHI.  The six centers, which are located in Columbia (2), Knoxville and Springfield, Tennessee; Madisonville, Kentucky and Rossville, Georgia, have been leased by NHC since 1991 and have a total of 650 beds.  The purchase price is $21 million and the transaction is expected to close in June 2013; which has been accelerated from the December 2013 date disclosed in our annual December 31, 2012 Form 10-K.  With the purchase of the six skilled health care centers, NHC’s master lease payment will decrease by $2.95 million in 2014.

Note 16 – Settlement of SeniorTrust of Florida, Inc. and ElderTrust of Florida, Inc. Litigation

On April 26, 2013, the Company entered into a settlement agreement concerning litigation with two management services clients, ElderTrust of Florida, Inc. (“ElderTrust”), and SeniorTrust of Florida, Inc. (“SeniorTrust”), both Tennessee nonprofit corporations.  NHC’s transactions with these entities have been previously disclosed in NHC’s Forms 10-Q and Forms 10-K and were the subject of a Civil Investigative Demand by the Office of the Tennessee Attorney General issued in July, 2009.  As part of the negotiated settlement, NHC will pay SeniorTrust $6,650,000 to resolve the claims.  For the three months ended March 31, 2013, we recorded additional other operating expenses in the interim condensed consolidated statement of income of $4,150,000 due to the settlement of this litigation.

In conjunction with the settlement, which is subject to court approval, NHC will lease and operate ElderTrust’s seven skilled nursing facilities in New Hampshire and Massachusetts from National Health Investors,

Inc. (“NHI”) after NHI purchases the centers from ElderTrust.  The purchase by NHI and subsequent lease to NHC is expected to be completed as soon as court approval and state licensure is obtained.  At the time of this settlement agreement, ElderTrust was paying approximately $3,200,000 annually in management fees to NHC.  The triple-net lease with NHI is for an initial term of 15 years at an annual lease amount of $3,450,000 plus a 4% annual escalator based on the increase in facility revenue over a base year.  NHC will have an option to purchase the facilities in the twelfth year of the lease for $49,000,000.  We do not anticipate a material change to our future results of operations and cash flows from the transition of managing the seven health care facilities to leasing and operating the seven health care facilities.

On April 30, 2013, SeniorTrust sold its five Kansas skilled nursing facilities and terminated their respective NHC management agreements effective May 1, 2013.  At the time of this settlement agreement, SeniorTrust was paying approximately $2,200,000 annually in management and accounting fees for these five skilled nursing facilities and the two Missouri skilled nursing facilities previously sold on February 5, 2013.  We anticipate the loss of management fee revenue from the Missouri and Kansas skilled nursing facilities to be adverse to our future results of operations and cash flows.

Later this year and as part of the negotiated settlement, NHC will terminate its sublease of The Health Center at Standifer Place and Standifer Place Assisted Living facility in Chattanooga, Tennessee with the property’s current tenant, MatureCare of Standifer Place, LLC (“MatureCare”), which was scheduled to terminate on December 31, 2016. At the termination of the MatureCare sublease, NHC may then operate, sell, or re-lease the two health care facilities.  At the time of this settlement agreement, MatureCare was paying approximately $2,200,000 annually in lease payments and $1,400,000 annually in accounting services fees.  We anticipate the terminating sublease with MatureCare to have an adverse effect on our future results of operations and cash flows of approximately $1,500,000 annually.

In summary and combining all the transactions in the negotiated settlement, we estimate our future results of operations and cash flows will be adversely affected by approximately $4,000,000 annually, or $2,500,000 annually net of income taxes.  Under the negotiated settlement, we do not admit to any wrongdoing, nor do the opposing parties make any claims as to the validity of their charges.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of long–term health care services.  We operate or manage, through certain affiliates, 73 long–term health care centers with 9,221 beds in 10 states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide long–term health care services to patients in a variety of settings including long–term nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of long–term health care centers.

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

Effective April 1, 2013, the automatic 2% Medicare spending cuts to Medicare providers are scheduled to begin.  We anticipate that, assuming other factors remain constant, the resulting decrease in revenue on our 2013 consolidated statement of income to range from approximately $3,750,000 to $4,875,000 for the remaining nine months of the 2013 calendar year, or $1,250,000 to $1,625,000 per quarter.  We are unable to predict the financial impact of other spending cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

Development and Growth

We are undertaking to expand our long–term care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Hospice	Acquisition	Additional 7.5% interest in Caris HealthCare LP	Knoxville, TN	June, 2012
SNF	New Facility	90 Beds	Tullahoma, TN	Under construction
SNF	Addition	50 bed	Lexington, SC	Under construction

In the third quarter of 2013, we expect to begin construction on a 92-bed skilled nursing facility in Sumner County, Tennessee.

In addition, we entered into a joint venture with RSF Partners, Inc., and Flournoy Development, Inc. to build and operate an 85-unit assisted living community ("Camellia Walk") in Augusta, Georgia.  Camellia Walk is currently under construction and plans to open in the first quarter of 2014.

We also entered into a joint venture with Reliant Healthcare, LLC to develop and operate a 14-bed psychiatric hospital focusing on geriatric care in Osage Beach, Missouri.  This project is projected to open in 2014.

During 2013 we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.  We will also evaluate the feasibility of construction of new assisted living facilities in select markets.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $114,367,000 at March 31, 2013 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund all of our professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

Effective January 1, 2013, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of ASU No. 2012-01 , Continuing Care Retirement Communities — Refundable Advance Fees. This standard is intended to clarify the accounting for advance fees (“entrance fees”) received by a continuing care retirement community (“CCRC”). The updated guidance states that entrance fees should be accounted for as deferred revenue when the refund of the fee is both contingent upon the resale of the contract holder’s unit and limited to the proceeds received by the resale.  If the refund is simply contingent upon re-occupancy, but not limited to the proceeds of the resale, then the fees should be accounted for as a liability (“refundable entrance fees”). Previously, we accounted for both the 10% non-refundable and 90% refundable portions of the entrance fees as deferred revenue, amortizing the deferred revenue over the life expectancy of the resident and the estimated useful life of the building, respectively, in accordance with ASC Topic 954-430, Health Care Entities-Deferred Revenue.  The Company believes recording the refundable entrance fees as a liability and not amortizing the balance over the estimated useful life of the building more clearly aligns how we have historically operated the CCRC.  Also, with the adoption of ASU No. 2012-01, our future service obligation calculation for the CCRC was modified.  Because the future service obligation calculation includes an offset for unamortized deferred revenue, the reclassification of refundable entrance fee amounts from deferred revenue to a liability has a direct impact on the future revenues input of the calculation.  With the loss of deferred revenue, the present value of the CCRC’s expenses exceeds the present value of the CCRC’s revenues, which creates the recording of a future service obligation.  As described in the guidance for accounting changes, the comparative interim consolidated financial statements of prior periods are adjusted to apply the new accounting method retrospectively.

There were no other significant changes during the three month period ended March 31, 2013 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2012 Annual Report on Form 10–K filed with the SEC.

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

In August 2011 and pursuant to the Budget Control Act of 2011, Congress created a 12–member bipartisan committee called the Joint Select Committee on Deficit Reduction, or the Joint Committee. The Joint Committee was charged with issuing a formal recommendation by November 23, 2011 on how to reduce the federal deficit by at least $1.5 trillion over the next ten years.  The Committee concluded their work in November 2011 and was not able to reach a bipartisan agreement before the Committee’s deadline period.  This failure by the Committee has triggered automatic reductions (known as “sequestration”) in discretionary and mandatory spending starting April 1, 2013, including reductions of not more than 2% to payments to Medicare providers.

On January 3, 2013, Congress passed the American Taxpayer Relief Act of 2012 to avert the so-called fiscal cliff.  Among the legislation was the delay of sequestration and the automatic Medicare spending cuts scheduled to begin January 1, 2013.  This legislation delayed sequestration for three months until April 1, 2013.  We anticipate that, assuming other factors remain constant, the resulting decrease in revenue from the 2% Medicare spending cuts to range from approximately $3,750,000 to $4,875,000 for the remaining nine months of the 2013 calendar year, or $1,250,000 to $1,625,000 per quarter.  We are unable to predict the financial impact of other spending cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

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

For the first three months of 2013, our average Medicare per diem rate for skilled nursing facilities decreased 0.1% compared to the same period in 2012.

With the passing of the American Taxpayer Relief Act of 2012, the scheduled spending cuts of not more than 2% for Medicare skilled nursing facility payments were delayed until April 1, 2013.  We anticipate that, assuming other factors remain constant, the resulting decrease in revenue to our skilled nursing facilities from the 2% Medicare spending cuts to range from approximately $3,000,000 to $4,125,000 for the remaining nine months of the 2013 calendar year, or $1,000,000 to $1,375,000 per quarter.

Medicaid – Skilled Nursing Facilities

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

There was no rate increase or decrease implemented as of October 1, 2012 (for the fiscal year 2013) for the Medicaid program in the state of Missouri.

For the first three months of 2013, our average Medicaid per diem increased 5.0% compared to same period in 2012. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

Medicare – Homecare Programs

In November 2012, CMS issued a final rule to update and revise reimbursement rates for the calendar year 2013. The final rule includes a 2.3% market basket increase, a 1% reduction mandated by the ACA, and a negative 1.32% case-mix adjustment.  The net effect of these changes is a 0.04% decrease in the base rate.  Additionally, the wage index was updated which impacts providers differently depending on their geographic location. In total, CMS estimates the effect of these changes will result in a 0.01% reduction in reimbursement to home health providers.

With the passing of the American Taxpayer Relief Act of 2012, the scheduled spending cuts of not more than 2% for Medicare home health payments was delayed until April 1, 2013.  We anticipate that, assuming other factors remain constant, the resulting decrease in revenue to our homecare programs from the 2% Medicare spending cuts to be approximately $750,000 for the remaining nine months of the 2013 calendar year, or $250,000 per quarter.

Litigation Settlement

See Note 16 to the Interim Condensed Consolidated Financial Statements regarding the details of the SeniorTrust and ElderTrust litigation settlement.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Results for the three month period ended March 31, 2013 include a 2.3% increase in net operating revenues and a 9.9% increase in income before income taxes compared to the same period in 2012.

The total census at owned and leased long–term health care centers for the quarter averaged 89.7% compared to an average of 91.1% for the same quarter a year ago.

Medicare per diem rates at our owned and leased long-term health care centers decreased 0.1% compared to the quarter a year ago.  Managed care, Medicaid and private pay per diem rates at our owned and leased long-term health care centers increased 3.5%, 5.0% and 3.7%, respectively, compared to the quarter a year ago.

Net patient revenues increased $2,317,000 or 1.3% compared to the same period last year.  In addition to our average skilled nursing facility per diem increasing compared to the quarter a year ago, we also had a favorable patient mix change compared to the quarter a year ago that helped increase net patient revenues.

Other revenues increased $2,011,000 or 14.4% in the three month 2013 period to $15,948,000 from $13,937,000 in the 2012 three–month period.  The increase in other revenues is primarily due to the increased workers compensation insurance revenue recorded as a result of a positive settlement reached with one of the states in which we insure third party operators of healthcare facilities.  The other revenue recorded of $2,267,000 due to the insurance settlement is a one-time, nonrecurring item.

Other revenues are further detailed in Note 3 of our interim condensed consolidated financial statements.  For the three months ended March 31, 2013, there was not a material impact on our management and accounting services fees or rental income from the discontinuation of our relationships with certain non-profit organizations.  As discussed in Note 3 and Note 16 of this Form 10-Q, we do estimate our future results of operations and cash flows to be adversely affected by approximately $4,000,000 annually, or $2,500,000 net of income taxes annually, due to the loss of management and accounting service fees and rental income from the discontinuation of these relationships.

Total costs and expenses for the 2013 first quarter compared to the 2012 first quarter increased $3,038,000 or 1.7% to $178,382,000 from $175,344,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $592,000 to $107,063,000 from $106,471,000.  Other operating expenses increased $2,883,000 or 5.6% to $54,411,000 for the 2013 period compared to $51,528,000 for the 2012 period.  Facility rent expense increased $21,000 or 0.2% to $9,868,000.  Depreciation and amortization decreased 5.7% to $6,956,000.

The increase in salaries, wages and benefits is primarily due to the increased costs for therapist services of $671,000.  The increase in other operating expenses is primarily due to the settlement of the SeniorTrust and ElderTrust litigation cases.  We recorded additional other operating expenses in the amount of $4,150,000 due to the settlement of these cases.  We continue to implement cost saving measures in our skilled nursing facilities, which helped offset the litigation expense by $967,000.

Non–operating income increased by $750,000 to $6,618,000 in the three month 2013 period in comparison to $5,868,000 for the three month 2012 period, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase ($1,019,000) is primarily due to our equity method investment in Caris, which includes our increased 7.5% non–controlling ownership interest that was effective June 1, 2012.

The income tax provision for the three months ended March 31, 2013 is $8,809,000 (an effective income tax rate of 39.0%).  The income tax provision and effective tax rate for the three months ended March 31, 2013 were unfavorably impacted by adjustments to unrecognized tax benefits of $153,000 and permanent differences including nondeductible expenses of $30,000 resulting in an increase in the provision.  The income tax provision for the three months ended March 31, 2012 was $7,920,000 (an effective income tax rate of 38.5%, which is consistent with management expectations).  The income tax provision and effective tax rate for the three months ended March 31, 2012 were favorably impacted by adjustments to unrecognized tax benefits of $50,000 and unfavorably impacted by permanent differences including nondeductible expenses of $78,000 resulting in an increase in the provision.

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

	Three Months Ended March 31		Three Month Change
	2013	2012	$	%
Cash and cash equivalents at beginning of period	$66,701	$61,008	$5,693	9.3%

Cash provided by operating activities	24,848	3,546	21,302	600.7%

Cash used in investing activities	(6,798)	(3,514)	(3,284)	(93.5)%

Cash used in financing activities	(10,912)	(1,326)	(9,586)	(722.9)%

Cash and cash equivalents at end of period	$73,839	$59,714	$14,125	23.6%

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $24,848,000 as compared to $3,546,000 in the same period last year.  Cash provided by operating activities consisted of net income of $13,805,000, adjustments for non–cash items of $5,075,000, and $5,968,000 provided by working capital.

Cash provided by working capital primarily consisted of an increase in accrued risk reserves ($4,036,000) and deferred revenue ($2,904,000), but was offset by an increase in restricted cash and cash equivalents ($5,125,000).  The increase in accrued risk reserves is due to the timing of payments.  The increase in deferred revenue is due to our professional liability insurance company deferring revenue until services are performed.  The increase in restricted cash and cash equivalents is from NHC and other healthcare entities paying insurance premiums into NHC insurance companies, which restrict the cash payment.

Investing Activities

 Cash used in investing activities totaled $6,798,000 and $3,514,000 for the three months ended March 31, 2013 and 2012, respectively.  Cash used for property and equipment additions was $6,366,000 for the three months ended March 31, 2013 and $2,972,000 in the comparable period in 2012.  Cash provided by net collections of notes receivable was $394,000 in 2013 compared to $170,000 in 2012.  Purchases and sales of restricted marketable securities resulted in a net use of cash of $826,000 for the 2013 period compared to $712,000 for the 2012 period.

Financing Activities

Net cash used in financing activities totaled $10,912,000 and $1,326,000 for the three months ended March 31, 2013 and 2012, respectively.  Attributable to the increase during the first quarter of 2013 was the use of cash of $4,700,000 to purchase outstanding common stock under our current stock repurchase program, as compared to $-0- for the same period in 2012.  Cash used for dividend payments to common and preferred stockholders totaled $6,404,000 in the current year period compared to $6,314,000 for the same period a year ago.  In the prior period, cash of $5,578,000 was provided by the issuance of common stock.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2013 are as follows (in thousands):

	Total		1 year		1–3 Years		3–5 Years	After 5 Years
Long–term debt – principal	$10,000	$	−	$	−	$	−	$10,000
Long–term debt – interest	1,312		276		552		484	−
Operating leases	463,375		33,700		67,400		67,400	294,875
Asset purchase commitment	21,000		21,000		−		−	−
Obligations to complete construction	9,558		9,558		−		−	−
Total contractual cash obligations	$505,245		$64,534		$67,952		$67,884	$304,875

Other noncurrent liabilities for uncertain tax positions of $3,704,000, attributable to permanent differences, at March 31, 2013 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 13 of the interim condensed consolidated financial statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $73,839,000 at March 31, 2013, marketable securities of $123,577,000 at March 31, 2013 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.  We currently do not have any funds drawn against our revolving credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

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

•

demographic changes.

See the notes to the quarterly financial statements, and “Item 1.  Business” in our 2012 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  This may be found on our web site at www.nhccare.com.  You should carefully consider these risks before making any investment in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At March 31, 2013, we have available for sale debt securities in the amount of $134,782,000.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of March 31, 2013, both our long–term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long–term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75.0 million and our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

Approximately $5.3 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $53,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At March 31, 2013, the fair value of our equity marketable securities is approximately $123,577,000.  Of the $123.6 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $106.7 million, or 86.3%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $12.4 million.  At March 31, 2013, our equity securities had unrealized gains of $93.4 million.  Of the $93.4 million of unrealized gains, $82.0 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 14 and Note 16 of this Form 10–Q.

Item 1A.  Risk Factors.

During the three months ended March 31, 2013, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.  Defaults Upon Senior Securities.  None

Item 5.  Other Information.

Item 6.  Exhibits.

(a)

List of exhibits

Exhibit No.	Description

3.5	Restated Bylaws as amended February 14, 2013

31.1	Rule 13a–14(a)/15d–14(a) Certification of Chief Executive Officer

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer

32	Certification pursuant to 18 U.S.C. Section 906 by Chief Executive
Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 8, 2013	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: May 8, 2013	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)