Form 10-Q
period 2013-06-30
NATIONAL HEALTHCARE CORP
filed 2013-08-01
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

14,065,449 shares of common stock of the registrant were outstanding as of July 29, 2013.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues:		(as adjusted)		(as adjusted)
Net patient revenues	$178,401	$173,737	$356,831	$349,850
Other revenues	13,610	13,931	29,558	27,868
Net operating revenues	192,011	187,668	386,389	377,718

Cost and Expenses:
Salaries, wages and benefits	109,358	104,713	216,421	211,184
Other operating	48,728	49,224	103,139	100,752
Facility rent	9,870	9,847	19,738	19,694
Depreciation and amortization	6,972	7,386	13,928	14,766
Interest	82	108	166	226
Total costs and expenses	175,010	171,278	353,392	346,622

Income Before Non–Operating Income	17,001	16,390	32,997	31,096
Non–Operating Income	6,632	5,907	13,250	11,775

Income Before Income Taxes	23,633	22,297	46,247	42,871
Income Tax Provision	(9,291)	(8,742)	(18,100)	(16,662)
Net Income	14,342	13,555	28,147	26,209

Dividends to Preferred Stockholders	(2,168)	(2,168)	(4,336)	(4,336)

Net Income Available to Common Stockholders	$12,174	$11,387	$23,811	$21,873

Earnings Per Common Share:
Basic	$0.88	$0.82	$1.72	$1.58
Diluted	$0.86	$0.81	$1.68	$1.57

Weighted Average Common Shares Outstanding:
Basic	13,816,536	13,845,516	13,838,936	13,842,797
Diluted	16,682,970	13,975,073	16,708,889	13,941,674

Dividends Declared Per Common Share	$0.32	$0.30	$0.62	$0.60

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
		(as adjusted)		(as adjusted)
Net Income	$14,342	$13,555	$28,147	$26,209

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investments in marketable securities	(13,606)	5,351	2,158	14,007
Less: Reclassification adjustment for realized gains on sale of securities	(154)	(300)	(384)	(987)
Income tax (expense) benefit related to items of other comprehensive income (loss)	5,194	(1,949)	(896)	(5,059)
Other comprehensive income (loss), net of tax	(8,566)	3,102	878	7,961

Comprehensive Income	$5,776	$16,657	$29,025	$34,170

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (unaudited - in thousands)

	June 30, 2013	December 31, 2012
		(as adjusted)
Assets
Current Assets:
Cash and cash equivalents	$74,634	$66,701
Restricted cash and cash equivalents	14,525	11,563
Marketable securities	114,113	107,250
Restricted marketable securities	135,232	135,207
Accounts receivable, less allowance for doubtful accounts of $3,223 and $3,166, respectively	76,511	76,959
Inventories	6,349	6,660
Prepaid expenses and other assets	2,397	1,132
Notes receivable	5,664	5,840
Federal income tax receivable	-	5,933
Total current assets	429,425	417,245

Property and Equipment:
Property and equipment, at cost	695,485	675,455
Accumulated depreciation and amortization	(268,410)	(254,548)
Net property and equipment	427,075	420,907

Other Assets:
Deposits	174	143
Goodwill	17,600	17,600
Notes receivable	15,547	15,949
Deferred income taxes	14,984	12,817
Investments in limited liability companies	37,655	40,039
Total other assets	85,960	86,548
Total assets	$942,460	$924,700

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2013	December 31, 2012
		(as adjusted)
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$11,251	$10,555
Accrued payroll	39,199	37,243
Amounts due to third party payors	20,754	19,267
Accrued risk reserves	114,863	110,331
Deferred income taxes	25,168	24,474
Other current liabilities	13,291	20,411
Dividends payable	6,723	6,480
Total current liabilities	231,249	228,761

Long–term debt	10,000	10,000
Refundable entrance fees	10,640	10,680
Obligation to provide future services	1,791	1,791
Other noncurrent liabilities	15,044	13,890

Deferred revenue	4,913	3,430

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,838,305 and 10,838,412 shares, respectively, issued and outstanding; stated at liquidation of $15.75 per share	170,512	170,514
Common stock, $.01 par value; 30,000,000 shares authorized; 14,065,302 and 14,158,127 shares, respectively, issued and outstanding	140	141
Capital in excess of par value	151,399	154,692
Retained earnings	295,086	279,993
Accumulated other comprehensive income	51,686	50,808
Total stockholders’ equity	668,823	656,148
Total liabilities and stockholders’ equity	$942,460	$924,700

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2013	2012
		(as adjusted)
Cash Flows From Operating Activities:
Net income	$28,147	$26,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,928	14,766
Provision for doubtful accounts receivable	1,522	1,141
Equity in earnings of unconsolidated investments	(7,595)	(6,016)
Distributions from unconsolidated investments	9,979	4,394
Gains on sale of marketable securities	(384)	(987)
Deferred income taxes	(2,368)	(1,571)
Stock–based compensation	1,359	1,398
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(5,602)	(3,420)
Accounts receivable	(1,074)	3,076
Income tax receivable	5,933	3,779
Inventories	311	625
Prepaid expenses and other assets	(1,265)	(1,230)
Trade accounts payable	696	(3,556)
Accrued payroll	1,956	(14,640)
Amounts due to third party payors	1,487	(125)
Other current liabilities and accrued risk reserves	(2,588)	5,222
Other noncurrent liabilities	1,154	343
Deferred revenue	1,483	1,867
Net cash provided by operating activities	47,079	31,275
Cash Flows From Investing Activities:
Additions to property and equipment	(20,096)	(6,242)
Acquisition of non-controlling interest in hospice business	-	(7,500)
Collections of notes receivable, net	578	20
Change in restricted cash and cash equivalents	2,640	1,070
Purchase of marketable securities	(42,881)	(36,228)
Sale of marketable securities	38,150	33,871
Net cash used in investing activities	(21,609)	(15,009)
Cash Flows From Financing Activities:
Tax expense from stock–based compensation	(225)	(270)
Dividends paid to preferred stockholders	(4,336)	(4,336)
Dividends paid to common stockholders	(8,475)	(8,348)
Issuance of common shares	270	5,583
Repurchase of common shares	(4,700)	-
Entrance fee refunds	(40)	(790)
Change in deposits	(31)	96
Net cash used in financing activities	(17,537)	(8,065)
Net Increase in Cash and Cash Equivalents	7,933	8,201
Cash and Cash Equivalents, Beginning of Period	66,701	61,008
Cash and Cash Equivalents, End of Period	$74,634	$69,209

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	(as adjusted) Retained Earnings	Accumulated Other Comprehensive Income	(as adjusted) Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	10,838,490	$170,515	13,862,738	$138	$139,183	$260,331	$36,702	$606,869
Net income	–	–	–	–	–	26,209	–	26,209
Other comprehensive income	–	–	–	–	–	–	7,961	7,961
Stock–based compensation	–	–	–	–	1,398	–	–	1,398
Tax expense from exercise of stock options	–	–	–	–	(270)	–	–	(270)
Shares sold – options exercised	–	–	120,150	1	5,582	–	–	5,583
Shares issued in conversion of preferred stock to common stock	(78)	(1)	18	–	1	–	–	–
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,336)	–	(4,336)
Dividends declared to common stockholders ($0.60 per share)	–	–	–	–	–	(8,390)	–	(8,390)
Balance at June 30, 2012	10,838,412	$170,514	13,982,906	$139	$145,894	$273,814	$44,663	$635,024

Balance at January 1, 2013	10,838,412	$170,514	14,158,127	$141	$154,692	$279,993	$50,808	$656,148
Net income	–	–	–	–	–	28,147	–	28,147
Other comprehensive income	–	–	–	–	–	–	878	878
Stock–based compensation	–	–	–	–	1,359	–	–	1,359
Tax expense from exercise of stock options	–	–	–	–	(225)	–	–	(225)
Shares sold – options exercised	–	–	7,150	–	270	–	–	270
Repurchase of common stock	–	–	(100,000)	(1)	(4,699)	–	–	(4,700)
Shares issued in conversion of preferred stock to common stock	(107)	(2)	25	–	2	–	–	–
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,336)	–	(4,336)
Dividends declared to common stockholders ($0.62 per share)	–	–	–	–	–	(8,718)	–	(8,718)
Balance at June 30, 2013	10,838,305	$170,512	14,065,302	$140	$151,399	$295,086	$51,686	$668,823

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 68 skilled nursing centers with 8,803 beds in nine states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide health care services to patients in a variety of settings including skilled nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of skilled nursing centers.

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

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and could cause our reported net income to vary significantly from period to period.

Change in Accounting Principle

Effective January 1, 2013, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of ASU No. 2012-01, Continuing Care Retirement Communities — Refundable Advance Fees. This standard is intended to clarify the accounting for advance fees (“entrance fees”) received by a continuing care retirement community (“CCRC”). The updated guidance states that entrance fees should be accounted for as deferred revenue when the refund of the fee is both contingent upon the resale of the contract holder’s unit and limited to the proceeds received by the resale.  If the refund is simply contingent upon re-occupancy, but not limited to the proceeds of the resale, then the fees should be accounted for as a liability (“refundable entrance fees”). Previously, we accounted for both the 10% non-refundable and 90% refundable portions of the entrance fees as deferred revenue, amortizing the deferred revenue over the life expectancy of the resident and the estimated useful life of the building, respectively, in accordance with ASC Topic 954-430, Health Care Entities-Deferred Revenue.  The Company believes recording the 90% refundable entrance fees as a liability and not amortizing the balance over the estimated useful life of the building more clearly aligns how we have historically operated the CCRC.  Also, with the adoption of ASU No. 2012-01, our future service obligation calculation for the CCRC was modified.  Because the future service obligation calculation includes an offset for unamortized deferred revenue, the reclassification of refundable entrance fee amounts from deferred revenue to a liability has a direct impact on the future revenues input of the calculation.  With the loss of deferred revenue, the present value of the CCRC’s expenses exceeds the present value of the CCRC’s revenues, which creates the recording of a future service obligation.

As described in the guidance for accounting changes, the comparative interim consolidated financial statements of prior periods are adjusted to apply the new accounting method retrospectively.  The following tables present the effect on the interim condensed consolidated financial statements of the accounting change that was retrospectively adopted on January 1, 2013:

Consolidated Balance Sheet (in thousands)
	December 31, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted
Deferred tax asset	$10,564	$2,253	$12,817
Total assets	920,181	2,253	922,434

Refundable entrance fees	–	10,680	10,680
Deferred revenue	10,124	(6,694)	3,430
Future service obligation	–	1,791	1,791
Retained earnings	283,517	(3,524)	279,993
Total stockholders' equity	659,672	(3,524)	656,148
Total liabilities and stockholders' equity	$920,181	$2,253	$922,434

Interim Condensed Consolidated Statement of Income (in thousands, except share and per share amounts)
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted	As Previously Reported	Effect of Accounting Change	As Adjusted
Other revenues	$14,028	$(97)	$13,931	$28,001	$(133)	$27,868
Net operating revenues	187,765	(97)	187,668	377,851	(133)	377,718
Income Before Non-Operating Income	16,487	(97)	16,390	31,229	(133)	31,096
Income Before Income Taxes	22,394	(97)	22,297	43,004	(133)	42,871
Income Tax Provision	(8,780)	38	(8,742)	(16,714)	52	(16,662)
Net Income	13,614	(59)	13,555	26,290	(81)	26,209
Net Income Available to Common Shareholders	$11,446	$(59)	$11,387	$21,954	(81)	$21,873
Basic Earnings Per Share	$0.83	$(0.01)	$0.82	$1.59	$(0.01)	$1.58
Diluted Earnings Per Share	$0.82	$(0.01)	$0.81	$1.57	$-	$1.57

Interim Condensed Consolidated Statement of Comprehensive Income (in thousands)
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted	As Previously Reported	Effect of Accounting Change	As Adjusted
Net Income	$13,614	$(59)	$13,555	$26,290	$(81)	$26,209
Comprehensive Income	$16,716	$(59)	$16,657	$34,251	$(81)	$34,170

Interim Condensed Consolidated Statement of Cash Flows (in thousands)
	Six Months Ended June 30, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted
Cash Flows From Operating Activities:
Net income	$26,290	$(81)	$26,209
Deferred income taxes	(1,519)	(52)	(1,571)
Deferred revenue	1,930	(63)	1,867
Net cash provided by operating activities	31,471	(196)	31,275
Cash Flows From Financing Activities:
Entrance fee refunds	(986)	196	(790)
Net cash used in financing activities	$(8,261)	$196	$(8,065)

Interim Condensed Consolidated Statements of Stockholders' Equity (in thousands)
	Six Months Ended June 30, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted
Retained Earnings
Balance at January 1, 2012	$265,198	$(4,867)	$260,331

Revenue Recognition – Third Party Payors

Approximately 67% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $20,754,000 and $19,267,000 as of June 30, 2013 and December 31, 2012, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of June 30, 2013, we and/or our managed centers are defendants in 32 such claims inclusive of years 2005 through June 30, 2013.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all centers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fees

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contract provides that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees when residents relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of June 30, 2013 and December 31, 2012 were $10,640,000 and $10,680,000, respectively.

Obligation to Provide Future Services

The CCRC annually calculates the present value of the net cost of future services and the use of facilities to be provided to the current residents and compares that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  With the recent adoption of ASU No. 2012–01, our future service obligation calculation was modified and we now have a liability recorded in the amount of $1,791,000 as of June 30, 2013 and December 31, 2012.

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National, the non-refundable portion (10%) of CCRC entrance fees being amortized over the remaining life expectancies of the residents, and premiums received within our workers’ compensation and professional liability companies that are not yet earned.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013–02, which is included in Codification under ASC 220, “Comprehensive Income”. The objective of this updated standard is to improve the reporting of reclassifications out of accumulated other comprehensive income. The standard states that disclosure of reclassification amounts required by U.S. GAAP to be reclassified out of accumulated other comprehensive income to net income in their entirety in the same reporting period, should be provided in one location, by component of other comprehensive income. Presentation of such amounts is permitted on either the face of the financial statement where net income is presented or as a separate tabular disclosure in the notes to the financial statements, and should be disclosed by respective line item of net income affected. This accounting standard update became effective beginning in our first quarter of fiscal 2013. The adoption of this accounting standard update resulted in financial statement presentation changes only.  The Company has reclassified realized gains on the sale of marketable securities out of accumulated other comprehensive income; as such, these investment gains are classified as "non-operating income" in our consolidated statements of income.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations.

Note 3 – Other Revenues

Other revenues are outlined in the table below.  Revenues from management and accounting services include management and accounting fees provided to managed and other health care centers. Revenues from rental income include health care real estate properties owned by us and leased to third party operators.    Revenues from insurance services include premiums for workers’ compensation, health insurance, and professional liability insurance policies that our wholly–owned limited purpose insurance subsidiaries have written for certain health care centers to which we provide management or accounting services.  "Other" revenues include miscellaneous health care related earnings.

Other revenues include the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2013	2012	2013	2012
Management and accounting services fees	$4,596	$5,018	$9,428	$9,979
Rental income	4,764	4,761	9,501	9,523
Insurance services	3,936	3,906	10,063	7,831
Other	314	246	566	535
	$13,610	$13,931	29,558	27,868

Management Fees from National

We manage five skilled nursing facilities owned by National Health Corporation ("National").  For the three months and six months ended June 30, 2013, we recognized management fees and interest on management fees of $865,000 and $1,777,000, respectively, from these centers.  For the three months and six months ended June 30, 2012, we recognized management fees and interest on management fees of $853,000 and $1,714,000, respectively, from these centers.

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

Management Fees from Other Nursing Centers

For the three months and six months ended June 30, 2013, we recognized $1,156,000 and $2,516,000, respectively, of management fees from fourteen skilled nursing facilities owned by two non-profit organizations (ElderTrust and SeniorTrust) where a court-appointed receiver was custodian over the assets of the organizations.  For the three months and six months ended June 30, 2012, we recognized management fees of $1,423,000 and $2,829,000, respectively, from these centers.

As of June 30, 2013, we are still providing management services to the seven health care centers located in the states of Massachusetts and New Hampshire (ElderTrust), but we have agreed to lease and operate the seven facilities from National Health Investors (“NHI”) at some point during the third quarter of 2013.  NHI is purchasing the seven health care centers from ElderTrust and will then subsequently lease the facilities to us.  We are expected to lease and operate the facilities as soon we receive court approval and state licensure is obtained.  The Massachusetts and New Hampshire health care centers are currently paying approximately $3,200,000 annually in management fees to NHC.  We do not anticipate a material change to our future results of operations and cash flows from the transition of us managing the seven health care centers to us leasing and operating the seven health care facilities.

As of June 30, 2013, we are no longer providing management services to the seven health care centers located in the states of Missouri and Kansas (SeniorTrust).  At the time of the separation, the Missouri and Kansas health care centers were paying approximately $2,200,000 annually in management fees to NHC.   We anticipate the loss of management fee revenue from the Missouri and Kansas health care centers to be adverse to our future results of operations and cash flows.

Rental Income and Accounting Services Fees

As part of the litigation settlement described in Note 16, we have agreed to no longer sublease The Health Center at Standifer Place and Standifer Place Assisted Living facility in Chattanooga, Tennessee to a third party non-profit organization.  Effective on approximately October 1, 2013, we expect to terminate the current sublease with the third party non-profit organization and then re-lease the two health care facilities to a third-party for-profit operator.  We do not expect the transaction to have a material effect on our future results of operations and cash flows.

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2013	2012	2013	2012
Equity in earnings of unconsolidated investments	$3,789	$3,212	$7,595	$6,016
Dividends and other net realized gains and losses on sales of securities	1,445	1,540	2,906	3,467
Interest income	1,398	1,155	2,749	2,292
	$6,632	$5,907	$13,250	$11,775

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except for share and per share amounts)	2013	2012	2013	2012
Basic:
Weighted average common shares outstanding	13,816,53	13,845,51	13,838,93	13,842,797
Net income	$14,342	$13,555	$28,147	$26,209
Dividends to preferred stockholders	(2,168)	(2,168)	(4,336)	(4,336)
Net income available to common stockholders	12,174	11,387	23,811	21,873
Earnings per common share, basic	$0.88	$0.82	$1.72	$1.58

Diluted:
Weighted average common shares outstanding	13,816,53	13,845,51	13,838,93	13,842,797
Dilutive effect of stock options	7,421	9,126	8,610	9,500
Dilutive effect of restricted stock	2,710	3,431	5,040	5,805
Dilutive effect of contingent issuable stock	233,000	117,000	233,000	83,572
Convertible preferred stock	2,623,303	-	2,623,303	-
Assumed average common shares outstanding	16,682,97	13,975,07	16,708,88	13,941,674

Net income available to common stockholders	$12,174	$11,387	$23,811	$21,873
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	2,168	-	4,336	-
Net income for diluted earnings per common share	$14,342	$11,387	$28,147	$21,873

Earnings per common share, diluted	$0.86	$0.81	$1.68	$1.57

In the above table, options to purchase 997,828 and 1,282,271 shares of our common stock have been excluded for 2013 and 2012, respectively, due to their anti–dilutive impact.  Also for the 2012 periods presented, we have excluded 2,623,329 of common shares issuable upon the conversion of preferred stock due to their anti-dilutive impact.

Note 7 – Investments in Marketable Securities

Our investments in marketable securities are classified as available for sale securities.  Realized gains and losses from securities sales are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis.  Refer to Note 8 for a description of the Company's methodology for determining the fair value of marketable securities.

Marketable securities and restricted marketable securities consist of the following:

	June 30, 2013		December 31, 2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$114,113	$30,176	$107,250
Restricted investments available for sale:
Corporate debt securities	65,956	64,491	61,453	62,876
Commercial mortgage–backed securities	49,605	48,824	47,194	48,063
U.S. Treasury securities	13,473	13,533	16,218	16,604
State and municipal securities	8,159	8,384	7,213	7,664
	$167,369	$249,345	$162,254	$242,457

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2013			December 31, 2012
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$97,610	1,630,642	$24,734	$92,180

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	June 30, 2013		December 31, 2012
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$9,201	$9,258	$8,868	$8,918
1 to 5 years	75,895	76,127	80,910	82,801
6 to 10 years	49,481	47,275	40,670	41,856
Over 10 years	2,616	2,572	1,630	1,632
	$137,193	$135,232	$132,078	$135,207

Gross unrealized gains related to available for sale securities are $85,273,000 and $80,296,000 as of June 30, 2013 and December 31, 2012, respectively.  Gross unrealized losses related to available for sale securities are $3,297,000 and $93,000 as of June 30, 2013 and December 31, 2012, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  These securities have also been in an unrealized loss position for a period of less than twelve months.  As a result, the Company recognized no other-than-temporary impairment during the six months ended June 30, 2013 or the year ended December 31, 2012.

Proceeds from the sale of investments in restricted marketable securities during the six months ended June 30, 2013 and 2012 were $38,150,000 and $33,871,000, respectively.  Investment gains of $154,000 and $384,000 were realized on these sales during the three months and six months ended June 30, 2013, respectively.  Investment gains of $300,000 and $987,000 were realized on these sales during the three months and six months ended June 30, 2012, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of June 30, 2013.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2013.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At June 30, 2013, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at June 30, 2013 and December 31, 2012 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2013	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$74,634	$74,634	$–	$–
Restricted cash and cash equivalents	14,525	14,525	–	–
Marketable equity securities	114,113	114,113	–	–
Corporate debt securities	64,491	–	64,491	–
Commercial mortgage–backed securities	48,824	–	48,824	–
U.S. Treasury securities	13,533	13,533	–	–
State and municipal securities	8,384	–	8,384	–
Total financial assets	$338,504	$216,805	$121,699	$–

	Fair Value Measurements Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$66,701	$66,701	$–	$–
Restricted cash and cash equivalents	11,563	11,563	–	–
Marketable equity securities	107,250	107,250	–	–
Corporate debt securities	62,876	–	62,876	–
Commercial mortgage–backed securities	48,063	–	48,063	–
U.S. Treasury securities	16,604	16,604	–	–
State and municipal securities	7,664	–	7,664	–
Total financial assets	$320,721	$202,118	$118,603	$–

Note 9 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	6/30/13	12/31/12
			(dollars in thousands)
Revolving Credit Facility, interest payable monthly	Variable, 0.9%	2013	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

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

Note 11 - Stock Repurchase Program

On August 1, 2012, the Board of Directors of the Company approved a stock repurchase program authorizing the Company to repurchase up to $25 million of its outstanding shares of common stock.   During the six months ended June 30, 2013, the Company repurchased 100,000 shares for a total cost of $4.7 million.  These were the first shares repurchased pursuant to the program’s authorization.  The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.  This program may be suspended or discontinued at any time without prior notice.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  At June 30, 2013, 235,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  The shares granted during the six months ended June 30, 2013 consisted of 45,000 shares to the directors of the Company and 15,828 shares through the Employee Stock Purchase Plan.  At June 30, 2013, 409,904 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $861,000 and $1,359,000 for the three months and six months ended June 30, 2013, respectively.  Stock-based compensation totaled $855,000 and $1,398,000 for the three months and six months ended June 30, 2012, respectively.  At June 30, 2013, we had $4,953,000 of unrecognized compensation cost related to unvested stock–based compensation awards, which consisted of $4,570,000 for stock options and $383,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 2.7 years for stock options and 1.3 years for restricted stock.  Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2013 and for the year ended December 31, 2012.

	2013	2012
Risk–free interest rate	0.25%	0.28%
Expected volatility	31.1%	38.8%
Expected life, in years	2.1 years	2.1 years
Expected dividend yield	2.81%	2.91%

The following table summarizes our outstanding stock options for the six months ended June 30, 2013 and for the year ended December 31, 2012.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	1,482,077	$46.92	$–
Options granted	63,516	44.24	–
Options exercised	(295,371)	45.41	–
Options cancelled	(115,620)	50.99	–
Options outstanding at December 31, 2012	1,134,602	46.75	–
Options granted	60,928	47.98	–
Options exercised	(7,150)	37.70	–
Options cancelled	(90,000)	51.50	–
Options outstanding at June 30, 2013	1,098,380	$46.49	$1,471,000

Options exercisable at June 30, 2013	145,552	$44.84	$431,000

Options Outstanding June 30, 2013	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
21,750	$37.70	$37.70	0.8
1,060,802	$44.80 – $47.45	46.62	2.8
15,828	$49.50	49.50	0.5
1,098,380		$46.49	2.7

Restricted Stock

The following table summarizes our restricted stock activity for the six months ended June 30, 2013 and for the year ended December 31, 2012.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non–vested restricted shares at January 1, 2012	24,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at December 31, 2012	18,000	34.46	–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at June 30, 2013	12,000	$34.46	$160,000

The weighted average remaining contractual life of restricted stock at June 30, 2013 is 1.3 years.

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

At June 30, 2013, we had $12,777,000 of unrecognized tax benefits, composed of $9,073,000 of deferred tax assets and $3,704,000 of permanent differences.  Accrued interest and penalties of $2,267,000 relate to unrecognized tax benefits at June 30, 2013.  Unrecognized tax benefits of $3,704,000, net of federal benefit, at June 30, 2013, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,870,000 relate to these permanent differences at June 30, 2013.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning June 30, 2013, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,707,000, composed of temporary differences of $1,722,000, and permanent tax differences of $985,000.  Interest and penalties of $621,000 relate to these temporary and permanent difference changes within 12 months beginning June 30, 2013.

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

Note 14 – Guarantees and Contingencies

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $114,863,000 and $110,331,000 at June 30, 2013 and December 31, 2012, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Workers’ Compensation

For workers’ compensation, we utilize a wholly–owned Tennessee domiciled property/casualty insurance company to write coverage for NHC affiliates and for third–party customers.  Policies are written for a duration of twelve months and cover only risks related to workers’ compensation losses.  All customers are companies which operate in the senior care industry.  Business is written on a direct basis.  Direct business coverage is written for statutory limits and the insurance company’s losses in excess of $1,000,000 per claim are covered by reinsurance.

For these workers’ compensation insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income within "Other Revenues" for the three months and six months ended June 30, 2013 are $1,781,000 and $5,390,000, respectively.  During the 2013 year, there was a non-recurring positive insurance settlement reached with one of the states in which we provide workers' compensation insurance.  This event helped increase other revenues in the amount of $502,000 and $2,769,000 for the three months and six months ended June 30, 2013, respectively.  For the three months and six months ended June 30, 2012, workers' compensation premium revenues reflected within "Other Revenues" were $1,336,000 and $2,685,000, respectively.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of June 30, 2013, we and/or our managed centers are currently defendants in 32 such claims covering the years 2005 through June 30, 2013.

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

Beginning in 2008 and continuing through June 30, 2013, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

For these professional liability insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income as "Other Revenues" for the three months and six months ended June 30, 2013 are $923,000 and $1,885,000, respectively.  For the three months and six months ended June 30, 2012, professional liability premium revenues reflected within "Other Revenues" were $1,051,000 and $2,101,000, respectively.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

Note 15 – Asset Purchase Commitment

On December 26, 2012, we entered into a Purchase and Sale Agreement to purchase six skilled health care centers from NHI.  The six centers, which are located in Columbia (2), Knoxville and Springfield, Tennessee; Madisonville, Kentucky and Rossville, Georgia, have been leased by NHC since 1991 and have a total of 650 beds.

The purchase price is $21 million and the transaction is expected to close in September 2013; which has been accelerated from the December 2013 date disclosed in our annual December 31, 2012 Form 10-K.  With the purchase of the six skilled health care centers, NHC’s master lease payment will decrease annually by $2.95 million.

Note 16 – Settlement of SeniorTrust of Florida, Inc. and ElderTrust of Florida, Inc. Litigation

On April 26, 2013, the Company entered into a settlement agreement concerning litigation with two management services clients, ElderTrust of Florida, Inc. (“ElderTrust”), and SeniorTrust of Florida, Inc. (“SeniorTrust”), both Tennessee nonprofit corporations.  NHC’s transactions with these entities have been previously disclosed in NHC’s Forms 10-Q and Forms 10-K and were the subject of a Civil Investigative Demand by the Office of the Tennessee Attorney General issued in July, 2009.  As part of the negotiated settlement, NHC paid SeniorTrust $6,650,000 to resolve the claims.  For the six months ended June 30, 2013, we recorded additional other operating expenses in the interim condensed consolidated statement of income of $4,150,000 due to the settlement of this litigation.

In conjunction with the settlement, which was subject to court approval, NHC will lease and operate ElderTrust’s seven skilled nursing facilities in New Hampshire and Massachusetts from National Health Investors, Inc. (“NHI”) after NHI purchases the centers from ElderTrust.  The purchase by NHI and subsequent lease to NHC is expected to be completed as soon as court approval and state licensure is obtained.  At the time of this settlement agreement, ElderTrust was paying approximately $3,200,000 annually in management fees to NHC.  We do not anticipate a material change to our future results of operations and cash flows from the transition of managing the seven health care facilities to leasing and operating the seven health care facilities.

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

Effective October 1, 2013 and as part of the negotiated settlement, NHC will terminate its sublease of The Health Center at Standifer Place and Standifer Place Assisted Living facility in Chattanooga, Tennessee with the property’s current tenant, MatureCare of Standifer Place, LLC (“MatureCare”), which was scheduled to terminate on December 31, 2016. At the termination of the current sublease, we expect to re-lease the two health care facilities to a third-party for-profit operator.  We do not expect this transaction to have a material effect on our future results of operations and cash flows.

In summary and combining all the transactions in the negotiated settlement, we estimate our future results of operations and cash flows will be adversely affected by approximately $2,200,000 annually, or $1,350,000 annually net of income taxes.  Under the negotiated settlement, we do not admit to any wrongdoing, nor do the opposing parties make any claims as to the validity of their charges.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 68 skilled nursing facilities with 8,803 beds in nine states and provide other services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide health care services to patients in a variety of settings including skilled nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of skilled nursing health care centers.

Summary of Goals and Areas of Focus

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.

Medicare Reimbursement Rate Changes

In July 2012, CMS released its skilled nursing facility PPS update for the fiscal year 2013, which began October 1, 2012.  The notice provided for a 1.8% rate update, which reflects a 2.5% market basket increase that is reduced under the Affordable Care Act by a 0.7% multifactor productivity adjustment.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2013 by $670 million compared to fiscal year 2012 levels. The notice also provided an update to certain fiscal year 2012 policy changes involving recalibration of the parity adjustment, reallocation of group therapy time, and changes to the MDS 3.0 patient assessment instrument.  The effect of the 2013 PPS rate update on our revenues is dependent upon our census and the mix of our patients at the PPS pay rates.

On April 1, 2013, the automatic 2% cuts (known as "sequestration") began for Medicare providers.  We anticipate that, assuming other factors remain constant, the resulting decrease in revenue on our 2013 consolidated statement of income to range from approximately $2,500,000 to $3,250,000 for the remaining six months of the 2013 calendar year, or $1,250,000 to $1,625,000 per quarter.  We are unable to predict the financial impact of other  cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Hospice	Acquisition	Additional 7.5% interest in Caris HealthCare LP	Knoxville, TN	June, 2012
SNF	New Facility	90 Beds	Tullahoma, TN	Under construction
SNF	Addition	50 bed	Lexington, SC	Under construction

In the fourth quarter of 2013, we will open the 90-bed skilled nursing facility in Tullahoma, Tennessee and begin construction on a 92-bed skilled nursing facility and 60-unit assisted living community in Sumner County, Tennessee.

In addition, we entered into limited liability partnerships with RSF Partners, Inc., and Flournoy Development, Inc. to build and operate an 85-unit assisted living community ("Camellia Walk") in Augusta, Georgia.  Camellia Walk is currently under construction and plans to open in the first quarter of 2014.

We also entered into a partnership with Reliant Healthcare, LLC to develop and operate a 14-bed psychiatric hospital focusing on geriatric care in Osage Beach, Missouri.  This project is projected to open in 2014.

In the second quarter of 2013, we applied for a CON that would be used to build a replacement center (SNF) that would combine the 92 beds of NHC Hillview with 20 beds from the existing skilled nursing unit at Maury Regional Medical Center.  The resulting replacement center would be a partnership between NHC and Maury Regional Medical Center.

During 2013 we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.  We will also evaluate the feasibility of construction of new assisted living facilities in select markets.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $114,863,000 at June 30, 2013 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund all of our professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

Effective January 1, 2013, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of ASU No. 2012-01, Continuing Care Retirement Communities — Refundable Advance Fees. This standard is intended to clarify the accounting for advance fees (“entrance fees”) received by a continuing care retirement community (“CCRC”). The updated guidance states that entrance fees should be accounted for as deferred revenue when the refund of the fee is both contingent upon the resale of the contract holder’s unit and limited to the proceeds received by the resale.  If the refund is simply contingent upon re-occupancy, but not limited to the proceeds of the resale, then the fees should be accounted for as a liability (“refundable entrance fees”). Previously, we accounted for both the 10% non-refundable and 90% refundable portions of the entrance fees as deferred revenue, amortizing the deferred revenue over the life expectancy of the resident and the estimated useful life of the building, respectively, in accordance with ASC Topic 954-430, Health Care Entities-Deferred Revenue.  The Company believes recording the refundable entrance fees as a liability and not amortizing the balance over the estimated useful life of the building more clearly aligns how we have historically operated the CCRC.  Also, with the adoption of ASU No. 2012-01, our future service obligation calculation for the CCRC was modified.  Because the future service obligation calculation includes an offset for unamortized deferred revenue, the reclassification of refundable entrance fee amounts from deferred revenue to a liability has a direct impact on the future revenues input of the calculation.  With the loss of deferred revenue, the present value of the CCRC’s expenses exceeds the present value of the CCRC’s revenues, which creates the recording of a future service obligation.  As described in the guidance for accounting changes, the comparative interim consolidated financial statements of prior periods are adjusted to apply the new accounting method retrospectively.

There were no other significant changes during the six month period ended June 30, 2013 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2012 Annual Report on Form 10–K filed with the SEC.

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

In August 2011 and pursuant to the Budget Control Act of 2011, Congress created a 12–member bipartisan committee called the Joint Select Committee on Deficit Reduction, or the Joint Committee. The Joint Committee was charged with issuing a formal recommendation by November 23, 2011 on how to reduce the federal deficit by at least $1.5 trillion over the next ten years.  The Committee concluded their work in November 2011 and was not able to reach a bipartisan agreement before the Committee’s deadline period.  This failure by the Committee has triggered automatic reductions in discretionary and mandatory spending that started April 1, 2013, including reductions of not more than 2% to payments to Medicare providers.

We anticipate that, assuming other factors remain constant, the resulting decrease in revenue on our 2013 consolidated statement of income from the 2% Medicare cuts to range from approximately $2,500,000 to $3,250,000 for the six months of the 2013 calendar year, or $1,250,000 to $1,625,000 per quarter.  We are unable to predict the financial impact of other cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

Medicare – Skilled Nursing Facilities

In July 2012, CMS released its skilled nursing facility PPS update for the fiscal year 2013, which began October 1, 2012.  The notice provided for a 1.8% rate update, which reflects a 2.5% market basket increase that is reduced under the ACA by a 0.7% multifactor productivity adjustment.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2013 by $670 million compared to fiscal year 2012 levels. The notice also provides an update to certain fiscal year 2012 policy changes involving recalibration of the parity adjustment, reallocation of group therapy time, and changes to the MDS 3.0 patient assessment instrument.  The effect of the 2013 PPS rate update on our revenues is dependent upon our census and the mix of our patients at the PPS pay rates.

On April 1, 2013, the automatic 2% Medicare cuts began for skilled nursing facility providers. We anticipate the resulting decrease in revenue to our skilled nursing facilities to range from approximately $2,000,000 to $2,750,000 for the remaining six months of the 2013 calendar year, or $1,000,000 to $1,375,000 per quarter.

For the first six months of 2013, our average Medicare per diem rate for skilled nursing facilities decreased 0.4% compared to the same period in 2012.

Medicaid – Skilled Nursing Facilities

 Effective July 1, 2012 and for the fiscal year 2013, the state of Tennessee implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning July 1, 2012 will be approximately $3,500,000 annually, or $875,000 per quarter.  During the second quarter of 2013, the state of Tennessee paid a non-recurring acuity based rate adjustment to help account for the higher acuity of patients served as a result of the level of care changes implemented in fiscal year 2013.  This one-time rate adjustment increased revenues $1,635,000 for the three months and six months ended June 30, 2013.

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

For the first six months of 2013, our average Medicaid per diem increased 4.0% compared to same period in 2012. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

Medicare – Homecare Programs

In November 2012, CMS issued a final rule to update and revise reimbursement rates for the calendar year 2013. The final rule includes a 2.3% market basket increase, a 1% reduction mandated by the ACA, and a negative 1.32% case–mix adjustment.  The net effect of these changes is a 0.04% decrease in the base rate.  Additionally, the wage index was updated which impacts providers differently depending on their geographic location. In total, CMS estimates the effect of these changes will result in a 0.01% reduction in reimbursement to home health providers.

On April 1, 2013, the automatic 2% Medicare cuts began for homecare providers.  We anticipate the resulting decrease in revenue to our homecare programs to be approximately $500,000 for the remaining six months of the 2013 calendar year, or $250,000 per quarter.

Litigation Settlement

See Note 16 to the Interim Condensed Consolidated Financial Statements regarding the details of the SeniorTrust and ElderTrust litigation settlement.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Results for the three month period ended June 30, 2013 include a 2.3% increase in net operating revenues and a 6.0% increase in income before income taxes compared to the same period in 2012.

The total census at owned and leased skilled nursing facilities for the quarter averaged 89.2% compared to an average of 89.9% for the same quarter a year ago.

Medicare and managed care per diem rates at our owned and leased skilled nursing facilities decreased 0.8% and 3.7%, respectively, compared to the quarter a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 3.0% and 3.3%, respectively, compared to the quarter a year ago.

Net patient revenues increased $4,664,000 or 2.7% compared to the same period last year.  In combination with our overall average skilled nursing facility per diem increasing, we had a favorable skilled patient mix change compared to the quarter a year ago that helped increase net patient revenues.  Also during the second quarter of 2013, the Tennessee Medicaid program paid a non-recurring acuity based rate adjustment to help account for the higher acuity of patients served as a result of the level of care changes implemented in fiscal year 2013.  This one-time rate adjustment increased revenues $1,635,000 for the 2013 three month period compared to the quarter a year ago.

Other revenues decreased $321,000 or 2.3% in the three month 2013 period to $13,610,000 from $13,931,000 in the 2012 three–month period.  The decrease in other revenues is primarily due to the decreased collection of management fees and insurance service revenue ($893,000) from the discontinuation of our relationship with the SeniorTrust non-profit organization.  We discontinued providing management and insurance services in February 2013 for two of SeniorTrusts’ skilled healthcare facilities and April 2013 for the remaining five skilled healthcare facilities.

Other revenues are further detailed in Note 3 of our interim condensed consolidated financial statements.  As discussed in Note 3 and Note 16 of this Form 10-Q, we are discontinuing our relationship with certain non-profit organizations and we estimate our future results of operations and cash flows to be adversely affected by approximately $2,200,000 annually, or $1,350,000 net of income taxes annually, due to the loss of management fees and insurance services from the discontinuation of these relationships.

Total costs and expenses for the 2013 second quarter compared to the 2012 second quarter increased $3,732,000 or 2.2% to $175,010,000 from $171,278,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $4,645,000 to $109,358,000 from $104,713,000.  Other operating expenses decreased $496,000 or 1.0% to $48,728,000 for the 2013 period compared to $49,224,000 for the 2012 period.  Facility rent expense increased $23,000 or 0.2% to $9,870,000.  Depreciation and amortization decreased 5.6% to $6,972,000.

The increase in salaries, wages and benefits is primarily due to the increased costs for therapist services of $1,160,000 and inflationary wage increases for our partners.  The decrease in other operating expenses is primarily due to the continued cost saving measurements implemented in our skilled nursing facilities, which reflected a decrease of $382,000 in the 2013 three month period compared to the quarter a year ago.

Non–operating income increased by $725,000 to $6,632,000 in the three month 2013 period in comparison to $5,907,000 for the three month 2012 period, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase ($576,000) is primarily due to our equity method investment in Caris, which includes our increased 7.5% non–controlling ownership interest that was effective June 1, 2012.

The income tax provision for the three months ended June 30, 2013 is $9,291,000 (an effective income tax rate of 39.3%, which is consistent with management's expectations).  The income tax provision and effective tax rate for the three months ended June 30, 2013 were unfavorably impacted by adjustments to unrecognized tax benefits of $160,000 and permanent differences including nondeductible expenses of $50,000 resulting in an increase in the provision.  The income tax provision for the three months ended June 30, 2012 was $8,742,000 (an effective income tax rate of 39.2%).  The income tax provision and effective tax rate for the three months ended June 30, 2012 were unfavorably impacted by adjustments to unrecognized tax benefits of $75,000 and permanent differences including nondeductible expenses of $62,000 resulting in an increase in the provision.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Results for the six month period ended June 30, 2013 include a 2.3% increase in net operating revenues and a 7.9% increase in income before income taxes compared to the same period in 2012.

The total census at owned and leased skilled nursing facilities for the six months averaged 89.5% compared to an average of 90.6% for the same period a year ago.

Medicare and managed care per diem rates at our owned and leased skilled nursing facilities decreased 0.4% and 0.1%, respectively, compared to the six months a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 4.0% and 3.5%, respectively, compared to the six month period a year ago.

Net patient revenues increased $6,981,000 or 2.0% compared to the same period last year.  In combination with our overall average skilled nursing facility per diem increasing, we had a favorable skilled patient mix change compared to the six month period a year ago that helped increase net patient revenues.  Also during the six months ended June 30, 2013, the Tennessee Medicaid program paid a non-recurring acuity based rate adjustment to help account for the higher acuity of patients served as a result of the level of care changes implemented in fiscal year 2013.  This one-time rate adjustment increased revenues $1,635,000 for the 2013 six month period compared to the six month period a year ago.

Other revenues increased $1,690,000 or 6.1% in the six month 2013 period to $29,558,000 from $27,868,000 in the 2012 six month period.  The increase in other revenues is primarily due to the increased workers compensation insurance revenue recorded as a result of a positive settlement reached with one of the states in which we insure third party operators of healthcare facilities.  The insurance settlement revenue of $2,769,000 is a nonrecurring item.  Offsetting the increase in revenue from the insurance settlement, management fees and insurance service revenue decreased $1,088,000 from the discontinuation of our relationship with the SeniorTrust non-profit organization.  We discontinued providing management and insurance services in February 2013 for two of SeniorTrusts’ healthcare facilities and April 2013 for the remaining five healthcare facilities.

Other revenues are further detailed in Note 3 of our interim condensed consolidated financial statements.  As discussed in Note 3 and Note 16 of this Form 10–Q, we are discontinuing our relationship with certain non-profit organizations and we estimate our future results of operations and cash flows to be adversely affected by approximately $2,200,000 annually, or $1,350,000 net of income taxes annually, due to the loss of management fees and insurance services from the discontinuation of these relationships.

Total costs and expenses for the 2013 six months compared to the 2012 six months increased $6,770,000 or 2.0% to $353,392,000 from $346,622,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $5,237,000 to $216,421,000 from $211,184,000.  Other operating expenses increased $2,387,000 or 2.4% to $103,139,000 for the 2013 period compared to $100,752,000 for the 2012 period.  Facility rent expense increased $44,000 or 0.2% to $19,738,000.  Depreciation and amortization decreased 5.7% to $13,928,000.

The increase in salaries, wages and benefits is primarily due to the increased costs for therapist services of $1,831,000 and inflationary wage increases for our partners.  The increase in other operating expenses is primarily due to the settlement of the SeniorTrust and ElderTrust litigation cases.  We recorded additional other operating expenses in the amount of $4,150,000 due to the settlement of these cases.  We continue to implement cost saving measures in our skilled nursing facilities, which helped offset the litigation expense by $2,295,000.

Non–operating income increased by $1,475,000 to $13,250,000 in the six month 2013 period in comparison to $11,775,000 for the six month 2012 period, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase is primarily due to our equity method investment in Caris ($1,596,000), which includes our increased 7.5% non–controlling ownership interest that was effective June 1, 2012.

The income tax provision for the six months ended June 30, 2013 is $18,100,000 (an effective income tax rate of 39.1%).  The income tax provision and effective tax rate for the six months ended June 30, 2013 were unfavorably impacted by adjustments to unrecognized tax benefits of $313,000 and permanent differences including nondeductible expenses of $80,000 resulting in an increase in the provision.  The income tax provision for the six months ended June 30, 2012 was $16,662,000 (an effective income tax rate of 38.9%).  The income tax provision and effective tax rate for the six months ended June 30, 2012 were unfavorably impacted by adjustments to unrecognized tax benefits of $25,000 and permanent differences including nondeductible expenses of $140,000 resulting in an increase in the provision.

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

	Six Months Ended June 30		Six Month Change
	2013	2012	$	%
Cash and cash equivalents at beginning of period	$66,701	$61,008	$5,693	9.3%

Cash provided by operating activities	47,079	31,275	15,804	50.5%

Cash used in investing activities	(21,609)	(15,009)	(6,600)	(44.0)%

Cash used in financing activities	(17,537)	(8,065)	(9,472)	(117.4)%

Cash and cash equivalents at end of period	$74,634	$69,209	$5,425	7.8%

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $47,079,000 as compared to $31,275,000 in the same period last year.  Cash provided by operating activities consisted of net income of $28,147,000, adjustments for non–cash items of $16,441,000, and $2,491,000 provided by working capital.

Cash provided by working capital primarily consisted of an increase in accrued risk reserves ($4,532,000) and the collection of our 2012 federal income tax receivable ($5,933,000), but was offset by an increase in restricted cash and cash equivalents ($5,602,000).  The increase in accrued risk reserves is due to the addition of the 2013 fiscal year accrual and the timing of payments.  The increase in restricted cash and cash equivalents is from NHC and other healthcare entities paying insurance premiums into NHC insurance companies, which restrict the cash payment.

Investing Activities

 Cash used in investing activities totaled $21,609,000 and $15,009,000 for the six months ended June 30, 2013 and 2012, respectively.  Cash used for property and equipment additions was $20,096,000 for the six months ended June 30, 2013 and $6,242,000 in the comparable period in 2012.  Cash provided by net collections of notes receivable was $578,000 in 2013 compared to $20,000 in 2012.  Purchases and sales of restricted marketable securities resulted in a net use of cash of $2,091,000 for the 2013 period compared to $1,287,000 for the 2012 period.

Construction costs included in additions to property and equipment in 2013 include $5,493,000 for the construction of the 90 bed skilled nursing facility in Tullahoma, Tennessee, $2,642,000 for the 50 bed addition to our skilled nursing facility in Lexington, South Carolina, and $2,813,000 for the land and acquisition costs of a future development site in Nashville, Tennessee.

Financing Activities

Net cash used in financing activities totaled $17,537,000 and $8,065,000 for the six months ended June 30, 2013 and 2012, respectively.  Attributable to the increase during the first six months of 2013 was the use of cash of $4,700,000 to purchase outstanding common stock under our current stock repurchase program, as compared to $-0- for the same period in 2012.  Cash used for dividend payments to common and preferred stockholders totaled $12,811,000 in the current year period compared to $12,684,000 for the same period a year ago.  In the prior period, cash of $5,583,000 was provided by the issuance of common stock.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2013 are as follows (in thousands):

	Total		1 year		1–3 Years	3–5 Years		After 5 Years
Long–term debt – principal	$10,000	$	−	$	−	$10,000	$	−
Long–term debt – interest	1,243		276		553	414		−
Operating leases	454,950		33,700		67,400	67,400		286,450
Asset purchase commitment	21,000		21,000		−	−		−
Obligations to complete construction	3,843		3,843		−	−		−
Total contractual cash obligations	$491,036		$58,819		$67,953	$77,814		$286,450

Other noncurrent liabilities for uncertain tax positions of $3,704,000, attributable to permanent differences, at June 30, 2013 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 13 of the interim condensed consolidated financial statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $74,634,000 at June 30, 2013, marketable securities of $114,113,000 at June 30, 2013 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.  We currently do not have any funds drawn against our revolving credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At June 30, 2013, we have available for sale debt securities in the amount of $135,232,000.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of June 30, 2013, both our long–term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long–term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75.0 million and our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At June 30, 2013, the fair value of our equity marketable securities is approximately $114,113,000.  Of the $114.1 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $97.6 million, or 85.5%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $11.4 million.  At June 30, 2013, our equity securities had unrealized gains of $83.9 million.  Of the $83.9 million of unrealized gains, $72.9 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 14 and Note 16 of this Form 10–Q.

Item 1A.  Risk Factors.

During the six months ended June 30, 2013, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2012.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 1, 2013	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: August 1, 2013	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)