Form 10-K/A
period 2012-12-31
NATIONAL HEALTHCARE CORP
filed 2013-08-23
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K/A
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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012 which was originally filed with the Securities and Exchange Commission on February 15, 2013, for the sole purpose of properly dating the auditor's reports in accordance with Rule 2-02(a)(1) of Regulation S-X.

No other changes have been made to the previously filed Form 10-K.  This Amendment does not reflect events that have occurred after the February 15, 2013 filing date of the previously filed Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National HealthCare Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 15, 2013

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2012, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K/A was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K/A.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National HealthCare Corporation as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended and our report dated February 15, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 15, 2013

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

(3)

Exhibits:

(a)

Reference is made to the Exhibit Index, which is found within this Form 10-K/A Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 23, 2013	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: August 23, 2013	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K/A FOR THE FISCAL YEAR ENDING DECEMBER 31, 2012
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith