Form 10-Q
period 2013-09-30
NATIONAL HEALTHCARE CORP
filed 2013-11-05
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

14,063,556 shares of common stock of the registrant were outstanding as of November 1, 2013.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues:		(as adjusted)		(as adjusted)
Net patient revenues	$182,966	$175,361	$539,797	$525,211
Other revenues	12,806	13,946	42,364	41,814
Net operating revenues	195,772	189,307	582,161	567,025

Cost and Expenses:
Salaries, wages and benefits	113,739	106,844	330,160	318,028
Other operating	45,752	48,519	148,891	149,271
Facility rent	9,889	9,813	29,627	29,507
Depreciation and amortization	7,045	7,402	20,973	22,168
Interest	82	119	248	345
Total costs and expenses	176,507	172,697	529,899	519,319

Income Before Non–Operating Income	19,265	16,610	52,262	47,706
Non–Operating Income	11,171	6,771	24,421	18,546

Income Before Income Taxes	30,436	23,381	76,683	66,252
Income Tax Provision	(10,559)	(6,185)	(28,659)	(22,847)
Net Income	19,877	17,196	48,024	43,405

Dividends to Preferred Stockholders	(2,167)	(2,167)	(6,503)	(6,503)

Net Income Available to Common Stockholders	$17,710	$15,029	$41,521	$36,902

Earnings Per Common Share:
Basic	$1.28	$1.08	$3.00	$2.67
Diluted	$1.19	$1.04	$2.88	$2.62

Weighted Average Common Shares Outstanding:
Basic	13,820,449	13,852,403	13,832,706	13,846,022
Diluted	16,686,915	16,605,285	16,701,491	16,578,535

Dividends Declared Per Common Share	$0.32	$0.30	$0.94	$0.90

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
		(as adjusted)		(as adjusted)
Net Income	$19,877	$17,196	$48,024	$43,405

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investments in marketable securities	(5,629)	1,170	(3,471)	15,177
Reclassification adjustment for realized (gains) losses on sale of securities	911	53	527	(934)
Income tax (expense) benefit related to items of other comprehensive income (loss)	1,889	(465)	993	(5,524)
Other comprehensive income (loss), net of tax	(2,829)	758	(1,951)	8,719

Comprehensive Income	$17,048	$17,954	$46,073	$52,124

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (unaudited - in thousands)

	September 30, 2013	December 31, 2012
		(as adjusted)
Assets
Current Assets:
Cash and cash equivalents	$88,410	$66,701
Restricted cash and cash equivalents	12,149	11,563
Marketable securities	108,199	107,250
Restricted marketable securities	141,861	135,207
Accounts receivable, less allowance for doubtful accounts of $4,156 and $3,166, respectively	79,827	76,959
Inventories	7,078	6,660
Prepaid expenses and other assets	2,016	1,132
Notes receivable	376	5,840
Federal income tax receivable	-	5,933
Total current assets	439,916	417,245

Property and Equipment:
Property and equipment, at cost	725,732	675,455
Accumulated depreciation and amortization	(270,818)	(254,548)
Net property and equipment	454,914	420,907

Other Assets:
Deposits	280	143
Goodwill	17,600	17,600
Notes receivable	13,054	15,949
Deferred income taxes	14,083	12,817
Investments in limited liability companies	36,125	40,039
Total other assets	81,142	86,548
Total assets	$975,972	$924,700

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2013	December 31, 2012
		(as adjusted)
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$12,522	$10,555
Accrued payroll	56,645	37,243
Amounts due to third party payors	21,009	19,267
Accrued risk reserves	118,714	110,331
Deferred income taxes	22,617	24,474
Other current liabilities	17,689	20,411
Dividends payable	6,726	6,480
Total current liabilities	255,922	228,761

Long–term debt	10,000	10,000
Refundable entrance fees	10,600	10,680
Obligation to provide future services	1,791	1,791
Other noncurrent liabilities	14,026	13,890

Deferred revenue	3,977	3,430

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,837,695 and 10,838,412 shares, respectively, issued and outstanding; stated at liquidation value of $15.75 per share	170,510	170,514
Common stock, $.01 par value; 30,000,000 shares authorized; 14,063,449 and 14,158,127 shares, respectively, issued and outstanding	140	141
Capital in excess of par value	151,854	154,692
Retained earnings	308,295	279,993
Accumulated other comprehensive income	48,857	50,808
Total stockholders’ equity	679,656	656,148
Total liabilities and stockholders’ equity	$975,972	$924,700

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30
	2013	2012
		(as adjusted)
Cash Flows From Operating Activities:
Net income	$48,024	$43,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,973	22,168
Provision for doubtful accounts receivable	2,331	1,773
Equity in earnings of unconsolidated investments	(11,542)	(10,079)
Distributions from unconsolidated investments	15,456	6,301
Gain on recovery of notes receivable	(5,454)	-
(Gains) losses on sale of marketable securities	527	(934)
Deferred income taxes	(2,130)	(375)
Stock–based compensation	1,812	1,925
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(8,721)	(6,270)
Accounts receivable	(5,199)	2,971
Income tax receivable	5,933	3,779
Inventories	(418)	940
Prepaid expenses and other assets	(884)	(672)
Trade accounts payable	1,967	(4,288)
Accrued payroll	19,402	(3,386)
Amounts due to third party payors	1,742	2,238
Other current liabilities and accrued risk reserves	5,662	3,635
Other noncurrent liabilities	136	(2,668)
Deferred revenue	547	866
Net cash provided by operating activities	90,164	61,329
Cash Flows From Investing Activities:
Additions to property and equipment	(33,981)	(14,888)
Acquisition of six skilled nursing facilities	(21,000)	-
Acquisition of non-controlling interest in hospice business	-	(7,500)
Collections of notes receivable	13,813	336
Change in restricted cash and cash equivalents	8,135	20,940
Purchase of marketable securities	(68,978)	(65,778)
Sale of marketable securities	57,904	42,604
Net cash used in investing activities	(44,107)	(24,286)
Cash Flows From Financing Activities:
Tax expense from stock–based compensation	(225)	(271)
Dividends paid to preferred stockholders	(6,503)	(6,503)
Dividends paid to common stockholders	(12,973)	(12,536)
Issuance of common shares	270	5,960
Repurchase of common shares	(4,700)	-
Entrance fee refunds	(80)	(1,211)
Change in deposits	(137)	217
Net cash used in financing activities	(24,348)	(14,344)
Net Increase in Cash and Cash Equivalents	21,709	22,699
Cash and Cash Equivalents, Beginning of Period	66,701	61,008
Cash and Cash Equivalents, End of Period	$88,410	$83,707

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	(as adjusted) Retained Earnings	Accumulated Other Comprehensive Income	(as adjusted) Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	10,838,490	$170,515	13,862,738	$138	$139,183	$260,331	$36,702	$606,869
Net income	–	–	–	–	–	43,405	–	43,405
Other comprehensive income	–	–	–	–	–	–	8,719	8,719
Stock–based compensation	–	–	–	–	1,925	–	–	1,925
Tax expense from exercise of stock options	–	–	–	–	(271)	–	–	(271)
Shares sold – options exercised	–	–	130,150	1	5,959	–	–	5,960
Shares issued in conversion of preferred stock to common stock	(78)	(1)	18	–	1	–	–	–
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,503)	–	(6,503)
Dividends declared to common stockholders ($0.90 per share)	–	–	–	–	–	(12,587)	–	(12,587)
Balance at September 30, 2012	10,838,412	$170,514	13,992,906	$139	$146,797	$284,646	$45,421	$647,517

Balance at January 1, 2013	10,838,412	$170,514	14,158,127	$141	$154,692	$279,993	$50,808	$656,148
Net income	–	–	–	–	–	48,024	–	48,024
Other comprehensive loss	–	–	–	–	–	–	(1,951)	(1,951)
Stock–based compensation	–	–	–	–	1,812	–	–	1,812
Tax expense from exercise of stock options	–	–	–	–	(225)	–	–	(225)
Shares sold – options exercised	–	–	5,150	–	270	–	–	270
Repurchase of common stock	–	–	(100,000)	(1)	(4,699)	–	–	(4,700)
Shares issued in conversion of preferred stock to common stock	(717)	(4)	172	–	4	–	–	–
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,503)	–	(6,503)
Dividends declared to common stockholders ($0.94 per share)	–	–	–	–	–	(13,219)	–	(13,219)
Balance at September 30, 2013	10,837,695	$170,510	14,063,449	$140	$151,854	$308,295	$48,857	$679,656

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 68 skilled nursing centers with 8,803 beds in nine states and provide other senior health care services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide health care services to patients in a variety of settings including skilled nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of skilled nursing centers.

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

Change in Accounting Principle

Effective January 1, 2013, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of ASU No. 2012-01, Continuing Care Retirement Communities — Refundable Advance Fees. This standard is intended to clarify the accounting for advance fees (“entrance fees”) received by a continuing care retirement community (“CCRC”). The updated guidance states the estimated amount of entrance fees that are expected to be refunded to current CCRC residents under the terms of the resident agreements shall be accounted for and reported as a liability (“refundable entrance fees”).  Previously, we accounted for both the 10% non-refundable and the refundable portions of the entrance fees as deferred revenue, amortizing the deferred revenue over the life expectancy of the resident and the estimated useful life of the building, respectively, in accordance with ASC Topic 954-430, Health Care Entities-Deferred Revenue.  The Company believes recording the refundable entrance fees as a liability, which includes 90% of the original entry fee paid plus 40% of any estimated appreciation if the apartment exceeds the original resident’s entry fee, more clearly aligns how we have historically operated the CCRC.  Also, with the adoption of ASU No. 2012-01, our future service obligation calculation for the CCRC was modified.  Because the future service obligation calculation includes an offset for unamortized deferred revenue, the reclassification of refundable entrance fee amounts from deferred revenue to a liability has a direct impact on the future revenues input of the calculation.  With the loss of deferred revenue, the present value of the CCRC’s expenses exceeds the present value of the CCRC’s revenues, which creates the recording of a future service obligation.

As described in the guidance for accounting changes, the comparative interim consolidated financial statements of prior periods are adjusted to apply the new accounting method retrospectively.  The following tables present the effect on the interim condensed consolidated financial statements of the accounting change that was retrospectively adopted on January 1, 2013:

Consolidated Balance Sheet (in thousands)
	December 31, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted
Deferred income taxes	$10,564	$2,253	$12,817
Total assets	922,447	2,253	924,700

Refundable entrance fees	–	10,680	10,680
Deferred revenue	10,124	(6,694)	3,430
Obligation to provide future services	–	1,791	1,791
Retained earnings	283,517	(3,524)	279,993
Total stockholders' equity	659,672	(3,524)	656,148
Total liabilities and stockholders' equity	$922,447	$2,253	$924,700

Interim Condensed Consolidated Statement of Income (in thousands, except share and per share amounts)
	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted	As Previously Reported	Effect of Accounting Change	As Adjusted
Other revenues	$14,007	$(61)	$13,946	$42,008	$(194)	$41,814
Net operating revenues	189,368	(61)	189,307	567,219	(194)	567,025
Income Before Non-Operating Income	16,671	(61)	16,610	47,900	(194)	47,706
Income Before Income Taxes	23,442	(61)	23,381	66,446	(194)	66,252
Income Tax Provision	(6,209)	24	(6,185)	(22,923)	76	(22,847)
Net Income	17,233	(37)	17,196	43,523	(118)	43,405
Net Income Available to Common Shareholders	$15,066	$(37)	$15,029	$37,020	(118)	$36,902
Basic Earnings Per Share	$1.09	$(0.01)	$1.08	$2.67	$0.00	$2.67
Diluted Earnings Per Share	$1.04	$0.00	$1.04	$2.63	$(0.01)	$2.62

Interim Condensed Consolidated Statement of Comprehensive Income (in thousands)
	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted	As Previously Reported	Effect of Accounting Change	As Adjusted
Net Income	$17,233	$(37)	$17,196	$43,523	$(118)	$43,405
Comprehensive Income	$17,991	$(37)	$17,954	$52,242	$(118)	$52,124

Interim Condensed Consolidated Statement of Cash Flows (in thousands)
	Nine Months Ended September 30, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted
Cash Flows From Operating Activities:
Net income	$43,523	$(118)	$43,405
Deferred income taxes	(299)	(76)	(375)
Deferred revenue	959	(93)	866
Net cash provided by operating activities	61,616	(287)	61,329
Cash Flows From Financing Activities:
Entrance fee deposits	(1,498)	287	(1,211)
Net cash used in financing activities	$(14,631)	$287	$(14,344)

Interim Condensed Consolidated Statements of Stockholders' Equity (in thousands)
	Nine Months Ended September 30, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted
Retained Earnings
Balance at January 1, 2012	$265,198	$(4,867)	$260,331

Revenue Recognition – Third Party Payors

Approximately 67% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $21,009,000 and $19,267,000 as of September 30, 2013 and December 31, 2012, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of September 30, 2013, we and/or our managed centers are defendants in 30 such claims inclusive of years 2005 through September 30, 2013.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all centers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fees

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contract provides that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees when residents relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of September 30, 2013 and December 31, 2012 were $10,600,000 and $10,680,000, respectively.

Obligation to Provide Future Services

The CCRC annually calculates the present value of the net cost of future services and the use of facilities to be provided to the current residents and compares that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  With the recent adoption of ASU No. 2012–01, our future service obligation calculation was modified and we now have a liability recorded in the amount of $1,791,000 as of September 30, 2013 and December 31, 2012.

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

Other revenues include the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2013	2012	2013	2012
Management and accounting services fees	$5,234	$5,125	$14,662	$15,104
Rental income	4,886	4,963	14,387	14,486
Insurance services	2,729	3,972	12,792	11,803
Other	(43)	(114)	523	421
	$12,806	$13,946	$42,364	$41,814

Management Fees from National

We manage five skilled nursing facilities owned by National Health Corporation ("National").  For the three months and nine months ended September 30, 2013, we recognized management fees and interest on management fees of $860,000 and $2,637,000, respectively, from these centers.  For the three months and nine months ended September 30, 2012, we recognized management fees and interest on management fees of $850,000 and $2,564,000, respectively, from these centers.

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

Management Fees from Other Nursing Centers

For the three months and nine months ended September 30, 2013, we recognized $787,000 and $3,131,000, respectively, of management fees from fourteen skilled nursing facilities owned by two non-profit organizations (ElderTrust and SeniorTrust) where a court-appointed receiver was custodian over the assets of the organizations.  For the three months and nine months ended September 30, 2012, we recognized management fees of $1,422,000 and $4,251,000, respectively, from these centers.

On September 1, 2013 and with court approval, we began operating seven of the health care centers located in the states of Massachusetts and New Hampshire.  We previously managed these seven facilities for ElderTrust.  The Massachusetts and New Hampshire health care centers were paying approximately $3,200,000 annually in management fees to NHC.  We do not anticipate a material change to our future results of operations and cash flows from the transition of us managing the seven health care centers to us operating the seven health care facilities.

During the first and second quarters of 2013, SeniorTrust sold its seven skilled nursing facilities in Missouri and Kansas and terminated their respective NHC management agreements.  At the time of the separation, the Missouri and Kansas health care centers were paying approximately $2,200,000 annually in management fees to

NHC.   We anticipate the loss of management fee revenue from the Missouri and Kansas health care centers to be adverse to our future results of operations and cash flows.

Rental Income and Accounting Services Fees

As part of the litigation settlement described in Note 17, we agreed to no longer sublease The Health Center at Standifer Place and Standifer Place Assisted Living facility in Chattanooga, Tennessee to a third party non-profit organization. On October 1, 2013, we terminated the current sublease with the third party non-profit organization and then re-leased the two health care facilities to a third-party for-profit operator.  We do not expect the transaction to have a material effect on our future results of operations and cash flows.

Note 4 – Non–Operating Income

Non–operating income is outlined in the table below.  Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on marketable securities, interest income, and the gain on the recovery of notes receivable.  Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services.  The gain on the recovery of notes receivable was due to the collection of certain notes receivable.  In accordance with ASC 310, NHC had previously written down these notes due to deteriorated credit qualities.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2013	2012	2013	2012
Equity in earnings of unconsolidated investments	$3,947	$4,063	$11,542	$10,079
Dividends and other net realized gains and losses on sales of securities	408	1,607	3,314	5,074
Interest income	1,362	1,101	4,111	3,393
Gain on the recovery of notes receivable	5,454	-	5,454	-
	$11,171	$6,771	$24,421	$18,546

Note 5 – New Lease Commitment with National Health Investors, Inc.

On September 1, 2013, NHC began leasing and operating seven skilled nursing facilities in New Hampshire and Massachusetts from National Health Investors, Inc. ("NHI").  The 15 year lease term consists of base rent of $3,450,000 annually with rent escalating by 4% of the increase in facility revenue over a 2014 base year. Additionally, NHC has the option to purchase the facilities from NHI in the 13th year of the lease for a purchase price of $49,000,000.

In addition to the 15 year lease described above for the seven skilled nursing facilities, NHC has a separate master lease agreement with NHI that leases the real property of 32 long-term health care centers, six assisted living centers and three independent living centers.

Total facility rent expense to NHI was $27,260,000 and $27,218,000 for the nine months ended September 30, 2013 and 2012, respectively.  The approximate future minimum base rent to be paid by us under the NHI non-cancelable operating leases at September 30, 2013 are as follows:

Total NHI Lease Commitments
2014	$34,200,000
2015	34,200,000
2016	34,200,000
2017	34,200,000
2018	34,200,000
Thereafter	287,900,000

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

Note 7 – Earnings per Share

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except for share and per share amounts)	2013	2012	2013	2012
Basic:
Weighted average common shares outstanding	13,820,449	13,852,403	13,832,706	13,846,022
Net income	$19,877	$17,196	$48,024	$43,405
Dividends to preferred stockholders	(2,167)	(2,167)	(6,503)	(6,503)
Net income available to common stockholders	17,710	15,029	41,521	36,902
Earnings per common share, basic	$1.28	$1.08	$3.00	$2.67

Diluted:
Weighted average common shares outstanding	13,820,449	13,852,403	13,832,706	13,846,022
Dilutive effect of stock options	7,970	7,912	8,397	8,971
Dilutive effect of restricted stock	3,840	4,641	4,640	5,417
Dilutive effect of contingent issuable stock	231,500	117,000	232,495	94,796
Convertible preferred stock	2,623,156	2,623,329	2,623,253	2,623,329
Assumed average common shares outstanding	16,686,915	16,605,285	16,701,491	16,578,535

Net income available to common stockholders	$17,710	$15,029	$41,521	$36,902
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	2,167	2,167	6,503	6,503
Net income for diluted earnings per common share	$19,877	$17,196	$48,024	$43,405

Earnings per common share, diluted	$1.19	$1.04	$2.88	$2.62

In the above table, options to purchase 989,275 and 1,237,144 shares of our common stock have been excluded for 2013 and 2012, respectively, due to their anti–dilutive impact.

Note 8 – Investments in Marketable Securities

Our investments in marketable securities are classified as available for sale securities.  Realized gains and losses from securities sales are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis.  Refer to Note 9 for a description of the Company's methodology for determining the fair value of marketable securities.

Marketable securities and restricted marketable securities consist of the following:

	September 30, 2013		December 31, 2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$108,199	$30,176	$107,250
Restricted investments available for sale:
Corporate debt securities	62,613	62,075	61,453	62,876
Commercial mortgage–backed securities	47,830	47,293	47,194	48,063
U.S. Treasury securities	24,031	24,145	16,218	16,604
State and municipal securities	8,151	8,348	7,213	7,664
	$172,801	$250,060	$162,254	$242,457

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2013			December 31, 2012
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$92,767	1,630,642	$24,734	$92,180

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	September 30, 2013		December 31, 2012
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$10,178	$10,255	$8,868	$8,918
1 to 5 years	86,227	86,902	80,910	82,801
6 to 10 years	43,658	42,180	40,670	41,856
Over 10 years	2,562	2,524	1,630	1,632
	$142,625	$141,861	$132,078	$135,207

Gross unrealized gains related to available for sale securities are $79,466,000 and $80,296,000 as of September 30, 2013 and December 31, 2012, respectively.  Gross unrealized losses related to available for sale securities are $2,207,000 and $93,000 as of September 30, 2013 and December 31, 2012, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  These securities have also been in an unrealized loss position for a period of less than twelve months.  As a result, the Company recognized no other-than-temporary impairment during the nine months ended September 30, 2013 or the year ended December 31, 2012.

Proceeds from the sale of investments in restricted marketable securities during the nine months ended September 30, 2013 and 2012 were $57,904,000 and $42,604,000, respectively.  Investment losses of $911,000 and $527,000 were realized on these sales during the three months and nine months ended September 30, 2013, respectively.  Investment gains (losses) of $(53,000) and $934,000 were realized on these sales during the three months and nine months ended September 30, 2012, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of September 30, 2013.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2013.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At September 30, 2013, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at September 30, 2013 and December 31, 2012 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2013	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$88,410	$88,410	$–	$–
Restricted cash and cash equivalents	12,149	12,149	–	–
Marketable equity securities	108,199	108,199	–	–
Corporate debt securities	62,075	–	62,075	–
Commercial mortgage–backed securities	47,293	–	47,293	–
U.S. Treasury securities	24,145	24,145	–	–
State and municipal securities	8,348	–	8,348	–
Total financial assets	$350,619	$232,903	$117,716	$–

	Fair Value Measurements Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$66,701	$66,701	$–	$–
Restricted cash and cash equivalents	11,563	11,563	–	–
Marketable equity securities	107,250	107,250	–	–
Corporate debt securities	62,876	–	62,876	–
Commercial mortgage–backed securities	48,063	–	48,063	–
U.S. Treasury securities	16,604	16,604	–	–
State and municipal securities	7,664	–	7,664	–
Total financial assets	$320,721	$202,118	$118,603	$–

Note 10 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	9/30/13	12/31/12
			(dollars in thousands)
Revolving Credit Facility, interest payable monthly	Variable, 0.9%	2014	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

Note 11 – $75,000,000 Revolving Credit Facility

 Effective October 23, 2013, we extended the maturity of our Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as lender (the "Lender").  The Credit Agreement provides for a $75,000,000 revolving credit facility (the "Credit Facility"), of which up to $5,000,000 may be utilized for letters of credit.

Borrowings bear interest at either, (i) the Eurodollar rate plus 0.70% or (ii) the prime rate.  Letter of credit fees are equal to 0.10% times the maximum amount available to be drawn under outstanding letters of credit.

Commitment fees are payable on the daily unused portion of the Credit Facility at a rate of ten (10) basis points per annum.  NHC is permitted to prepay the loans outstanding under the Credit Facility at any time, without penalty.

The Credit Facility matures on October 22, 2014.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender there is any question about renewal, there has been no commitment at this time.  If the Lender elects to consent to such extension, subject to certain conditions, the maturity date will be extended to the date which is 364 days after the then maturity date.

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

Note 12 - Stock Repurchase Program

On August 1, 2012, the Board of Directors of the Company approved a stock repurchase program authorizing the Company to repurchase up to $25 million of its outstanding shares of common stock.   On February 19, 2013, the Company repurchased 100,000 shares for a total cost of $4.7 million.  These were the only shares repurchased pursuant to the program’s authorization.  The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued. This program expired on July 31, 2013.

On August 1, 2013, the Board of Directors of the Company authorized a new stock repurchase program that will allow the Company to repurchase up to $25 million of its common stock over a one year period.  The program expires on July 31, 2014.  Under the stock repurchase program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations.  The Company’s repurchases may be executed using open market purchases, privately negotiated agreements or other transactions.  The Company intends to fund repurchases under the new stock repurchase program from cash on hand, available borrowings or proceeds from potential debt or other capital market sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.  As of September 30, 2013, no repurchases of common stock have been executed under this program.

Note 13 – Stock–Based Compensation

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  At September 30, 2013, 245,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  The shares granted during the nine months ended September 30, 2013 consisted of 45,000 shares to the directors of the Company and 15,275 shares through the Employee Stock Purchase Plan.  At September 30, 2013, 410,457 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $453,000 and $1,812,000 for the three months and nine months ended September 30, 2013, respectively.  Stock-based compensation totaled $527,000 and $1,925,000 for the three months and nine months ended September 30, 2012, respectively.  At September 30, 2013, we had $4,425,000 of unrecognized compensation cost related to unvested stock–based compensation awards, which consisted of $4,094,000 for stock options and $331,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 2.4 years for stock options and 1.1 years for restricted stock.  Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2013 and for the year ended December 31, 2012.

	2013	2012
Risk–free interest rate	0.25%	0.28%
Expected volatility	31.1%	38.8%
Expected life, in years	2.1 years	2.1 years
Expected dividend yield	2.81%	2.91%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2013 and for the year ended December 31, 2012.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	1,482,077	$46.92	$–
Options granted	63,516	44.24	–
Options exercised	(295,371)	45.41	–
Options cancelled	(115,620)	50.99	–
Options outstanding at December 31, 2012	1,134,602	46.75	–
Options granted	60,375	47.97	–
Options exercised	(7,150)	37.70	–
Options cancelled	(98,000)	51.11	–
Options outstanding at September 30, 2013	1,089,827	$46.48	$900,000

Options exercisable at September 30, 2013	145,552	$44.84	$361,000

Options Outstanding September 30, 2013	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
21,750	$37.70	$37.70	0.6
1,052,802	$44.80 – $47.45	46.62	2.6
15,275	$49.50	49.50	0.3
1,089,827		$46.49	2.5

Restricted Stock

The following table summarizes our restricted stock activity for the nine months ended September 30, 2013 and for the year ended December 31, 2012.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non–vested restricted shares at January 1, 2012	24,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at December 31, 2012	18,000	34.46	–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at September 30, 2013	12,000	$34.46	$154,000

The weighted average remaining contractual life of restricted stock at September 30, 2013 is 1.1 years.

Note 14 – Accounting for Uncertainty in Income Taxes

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

At September 30, 2013, we had $12,196,000 of unrecognized tax benefits, composed of $7,996,000 of deferred tax assets and $4,200,000 of permanent differences.  Accrued interest and penalties of $1,830,000 relate to unrecognized tax benefits at September 30, 2013.  Unrecognized tax benefits of $4,200,000, net of federal benefit, at September 30, 2013, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,594,000 relate to these permanent differences at September 30, 2013.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning September 30, 2013, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,330,000, composed of temporary differences of $1,390,000, and permanent tax differences of $940,000.  Interest and penalties of $544,000 relate to these temporary and permanent difference changes within 12 months beginning September 30, 2013.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2010 (with certain state exceptions). Currently, there are no U.S. federal or state returns under examination.

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

Note 15 – Guarantees and Contingencies

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $118,714,000 and $110,331,000 at September 30, 2013 and December 31, 2012, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income within "Other Revenues" for the three months and nine months ended September 30, 2013 are $1,218,000 and $6,607,000, respectively.  During the 2013 year, there was a non-recurring positive insurance settlement reached with one of the states in which we provide workers' compensation insurance.

This event helped increase other revenues in the amount of $2,769,000 for the nine months ended September 30, 2013.  For the three months and nine months ended September 30, 2012, workers' compensation premium revenues reflected within "Other Revenues" were $1,409,000 and $4,094,000, respectively.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of September 30, 2013, we and/or our managed centers are currently defendants in 30 such claims covering the years 2005 through September 30, 2013.

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

Beginning in 2008 and continuing through September 30, 2013, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

For these professional liability insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income as "Other Revenues" for the three months and nine months ended September 30, 2013 are $654,000 and $2,539,000, respectively.  For the three months and nine months ended September 30, 2012, professional liability premium revenues reflected within "Other Revenues" were $1,051,000 and $3,152,000, respectively.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

Potential Breach of Patient Information

During the third quarter of 2013, officials at one of our owned centers, NHC HealthCare, Mauldin located in Greenville, South Carolina, reported a possible breach of patient information due to a damaged backup tape that was not encrypted.  The information on this tape included patient names, social security numbers, birth dates, home addresses and medical information.  The facility began an immediate investigation of the incident and security measures have been revised to prevent future incidents of this nature.  All affected patients have been notified as well as media outlets in the immediate area.

Also during the third quarter of 2013, officials at one of our managed centers, NHC HealthCare, Oak Ridge in Oak Ridge, Tennessee reported a possible breach of patient information due to a missing backup tape that was not encrypted.  The information on this tape included patient names, social security numbers, birth dates, home addresses and medical information.  The facility began an immediate investigation and security measures have been revised to prevent future incidents.  All affected patients were notified as well as media outlets in the immediate area.

Note 16 – Asset Purchase Acquisition

On September 1, 2013, NHC purchased the real property of six skilled health care centers from National Health Investors, Inc. ("NHI") for $21 million in cash.  The six centers, which are located in Columbia (2), Knoxville and Springfield, Tennessee; Madisonville, Kentucky and Rossville, Georgia, had been leased and operated by NHC since 1991 and have a total of 650 beds.  With the purchase of the six skilled health care centers, NHC’s master lease payment with NHI decreases annually by $2.95 million.

Note 17 – Settlement of SeniorTrust of Florida, Inc. and ElderTrust of Florida, Inc. Litigation

On April 26, 2013, the Company entered into a settlement agreement concerning litigation with two management services clients, ElderTrust of Florida, Inc. (“ElderTrust”), and SeniorTrust of Florida, Inc. (“SeniorTrust”), both Tennessee not-for-profit corporations.  NHC’s transactions with these entities have been previously disclosed in NHC’s Forms 10-Q and Forms 10-K and were the subject of a Civil Investigative Demand by the Office of the Tennessee Attorney General issued in July, 2009.  As part of the negotiated settlement, NHC paid $6,650,000 to resolve the claims, which payment and associated legal fees required the recording of $5,195,000 of operating expenses in the quarter ending March 31, 2013.

Also as part of the settlement, NHC purchased at a discount the remaining assets and liabilities of the two not-for-profit entities and then in the third quarter of 2013 closed out those assets and obligations, providing for an orderly wind-down and liquidation.  As a result of this latter provision in the settlement agreement and related settlement activities, in the quarter ended September 30, 2013 the company recorded a decrease to other operating expenses in the amount of $5,257,000.    As a result and for the nine months ending September 30, 2013, the settlement with ElderTrust and SeniorTrust has had an immaterial impact on NHC’s consolidated statement of income. The Company recorded for all periods, including periods prior to 2013, that its net losses related to the settlement activities totaled approximately $2,505,000.

On September 1, 2013 and with court approval, NHC began leasing and operating ElderTrust’s seven skilled nursing facilities in New Hampshire and Massachusetts.  At the time of the settlement agreement, ElderTrust was paying approximately $3,200,000 annually in management fees to NHC.  We do not anticipate a material change to our future results of operations and cash flows from the transition of managing the seven health care facilities to leasing and operating the seven health care facilities.

During the first and second quarters of 2013, SeniorTrust sold its seven skilled nursing facilities in Missouri and Kansas and terminated their respective NHC management agreements.  At the time of the settlement agreement, SeniorTrust was paying approximately $2,200,000 annually in management and accounting fees for these seven.  We anticipate the loss of management fee revenue from the Missouri and Kansas skilled nursing facilities to be adverse to our future results of operations and cash flows.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 68 skilled nursing facilities with 8,803 beds in nine states and provide other senior health care services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide health care services to patients in a variety of settings including skilled nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of skilled nursing health care centers.

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

On April 1, 2013, the automatic 2% cuts (known as "sequestration") began for Medicare providers.  We anticipate that, assuming other factors remain constant, the resulting decrease in revenue on our 2013 consolidated statement of income to range from approximately $1,250,000 to $1,625,000 for the remaining three months of the 2013 calendar year.  We are unable to predict the financial impact of other  cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

In July 2013, CMS released its skilled nursing facility PPS update for the fiscal year 2014, which began October 1, 2013.  The notice provided for a 1.3% rate update, which reflects a 2.3% market basket increase less a 0.5% multifactor productivity adjustment and a 0.5% adjustment to correct market basket forecasting errors in fiscal year 2012.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2014 by $470 million compared to fiscal year 2013 levels.  The effect of the 2014 PPS rate update on our revenues will be dependent upon our census and the mix of our patients at the PPS pay rates.

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Hospice	Acquisition	Additional 7.5% interest in Caris HealthCare LP	Knoxville, TN	June, 2012
SNF	Acquisition	106	Columbia, TN	September, 2013
SNF	Acquisition	92	Columbia, TN	September, 2013
SNF	Acquisition	139	Knoxville, TN	September, 2013
SNF	Acquisition	107	Springfield, TN	September, 2013
SNF	Acquisition	94	Madisonville, KY	September, 2013
SNF	Acquisition	112	Rossville, GA	September, 2013
SNF	New Facility	90 Beds	Tullahoma, TN	November, 2013
SNF	Addition	50 bed	Lexington, SC	Under construction

In the fourth quarter of 2013, we have opened a 90-bed skilled nursing facility in Tullahoma, Tennessee and will begin construction on a 92-bed skilled nursing facility and 60-unit assisted living community in Sumner County, Tennessee.  We will also begin construction of a 52-bed transitional care center in Kingsport, Tennessee.  In early 2014, we anticipate starting construction on a 90-bed skilled nursing facility and an 80-unit assisted living community in Nashville, Tennessee.

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

During the fourth quarter of 2013 we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.  We will also evaluate the feasibility of construction of new assisted living facilities in select markets.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $118,714,000 at September 30, 2013 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund all of our estimated professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

Effective January 1, 2013, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of ASU No. 2012-01, Continuing Care Retirement Communities — Refundable Advance Fees. This standard is intended to clarify the accounting for advance fees (“entrance fees”) received by a continuing care retirement community (“CCRC”). The updated guidance states the estimated amount of entrance fees that are expected to be refunded to current CCRC residents under the terms of the resident agreements shall be accounted for and reported as a liability (“refundable entrance fees”).  Previously, we accounted for both the 10% non-refundable and the refundable portions of the entrance fees as deferred revenue, amortizing the deferred revenue over the life expectancy of the resident and the estimated useful life of the building, respectively, in accordance with ASC Topic 954-430, Health Care Entities-Deferred Revenue.  The Company believes recording the refundable entrance fees as a liability, which includes 90% of the original entry fee paid plus 40% of any estimated appreciation if the apartment exceeds the original resident’s entry fee, more clearly aligns how we have historically operated the CCRC.  Also, with the adoption of ASU No. 2012-01, our future service obligation calculation for the CCRC was modified.  Because the future service obligation calculation includes an offset for unamortized deferred revenue, the reclassification of refundable entrance fee amounts from deferred revenue to a liability has a direct impact on the future revenues input of the calculation.  With the loss of deferred revenue, the present value of the CCRC’s expenses exceeds the present value of the CCRC’s revenues, which creates the recording of a future service obligation.

There were no other significant changes during the nine month period ended September 30, 2013 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2012 Annual Report on Form 10–K filed with the SEC.

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

The resulting decrease in revenue on our 2013 consolidated statement of income from the 2% Medicare cuts is approximately $2,500,000 for the nine months of the 2013 calendar year, or $1,250,000 per quarter.  We are unable to predict the financial impact of other cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

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

On April 1, 2013, the automatic 2% Medicare cuts began for skilled nursing facility providers. The resulting decrease in revenue to our skilled nursing facilities is approximately $2,000,000 for the nine months of the 2013 calendar year, or $1,000,000 per quarter.

In July 2013, CMS released its skilled nursing facility PPS update for the fiscal year 2014, which began October 1, 2013.  The notice provided for a 1.3% rate update, which reflects a 2.3% market basket increase less a 0.5% multifactor productivity adjustment and a 0.5% adjustment to correct market basket forecasting errors in fiscal year 2012.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2014 by $470 million compared to fiscal year 2013 levels.  The effect of the 2014 PPS rate update on our revenues will be dependent upon our census and the mix of our patients at the PPS pay rates.

For the first nine months of 2013, our average Medicare per diem rate for skilled nursing facilities decreased 0.3% compared to the same period in 2012.

Medicaid – Skilled Nursing Facilities

 Effective July 1, 2012 and for the fiscal year 2013, the state of Tennessee implemented specific individual nursing facility rate increases.  The resulting increase in revenue beginning July 1, 2012 was approximately $3,500,000 annually, or $875,000 per quarter.  During the second quarter of 2013, the state of Tennessee paid a non-recurring acuity based rate adjustment to help account for the higher acuity of patients served as a result of the level of care changes implemented in fiscal year 2013.  This one-time rate adjustment also increased revenues $1,635,000 for fiscal year 2013.

Effective July 1, 2013 and for the fiscal year 2014, the state of Tennessee implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning July 1, 2013 will be approximately $1,800,000 annually, or $450,000 per quarter.

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

For the first nine months of 2013, our average Medicaid per diem increased 3.5% compared to same period in 2012. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

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

On April 1, 2013, the automatic 2% Medicare cuts began for homecare providers.  The resulting decrease in revenue to our homecare programs is approximately $500,000 for the nine months of the 2013 calendar year, or $250,000 per quarter.

Litigation Settlement

See Note 17 to the Interim Condensed Consolidated Financial Statements regarding the details of the SeniorTrust and ElderTrust litigation settlement.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Results for the three month period ended September 30, 2013 include a 3.4% increase in net operating revenues and a 30.2% increase in income before income taxes compared to the same period in 2012.

The total census at owned and leased skilled nursing facilities for the quarter averaged 89.5% compared to an average of 89.7% for the same quarter a year ago.

Medicare and managed care per diem rates at our owned and leased skilled nursing facilities decreased 0.1% and 1.2%, respectively, compared to the quarter a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 2.6% and 8.3%, respectively, compared to the quarter a year ago.

Net patient revenues increased $7,605,000 or 4.3% compared to the same period last year.  In combination with our overall average skilled nursing facility per diem increasing 3.1%, we also had a favorable skilled patient mix change compared to the quarter a year ago that helped increase net patient revenues.  On September 1, 2013, we began leasing and operating seven skilled nursing facilities in Massachusetts and New Hampshire.  These newly leased facilities helped increase net patient revenues $5,182,000.

Other revenues decreased $1,140,000 or 8.2% in the three month 2013 period to $12,806,000 from $13,946,000 in the 2012 three–month period.  The decrease in other revenues is primarily due to the decreased collection of management fees and insurance service revenue ($1,215,000) from the discontinuation of our relationship with the SeniorTrust non-profit organization.  We discontinued providing management and insurance services in February 2013 for two of SeniorTrusts’ skilled healthcare facilities and April 2013 for the remaining five skilled healthcare facilities.

Other revenues are further detailed in Note 3 of our interim condensed consolidated financial statements.  As discussed in Note 3 and Note 17 of this Form 10-Q, we are discontinuing our relationship with certain non-profit organizations and we estimate our future results of operations and cash flows to be adversely affected by approximately $2,200,000 annually, or $1,350,000 net of income taxes annually.

Total costs and expenses for the 2013 third quarter compared to the 2012 third quarter increased $3,810,000 or 2.2% to $176,507,000 from $172,697,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $6,895,000 to $113,739,000 from $106,844,000.  Other operating expenses decreased $2,767,000 or 5.7% to $45,752,000 for the 2013 period compared to $48,519,000 for the 2012 period.  Facility rent expense increased $76,000 or 0.8% to $9,889,000.  Depreciation and amortization decreased 4.8% to $7,045,000.

The increase in salaries, wages and benefits is primarily due to the new operations of the seven leased skilled nursing facilities in Massachusetts and New Hampshire ($3,719,000).  We also had increased costs for therapist services of $1,176,000 and inflationary wage increases for our partners.

As discussed in Note 17 of our consolidated financial statements, a decrease to other operating expenses was recorded in the amount of $5,257,000 due to NHC completing the settlement related activities with SeniorTrust and ElderTrust.  For the three months ending March 31, 2013, NHC paid $6,650,000 to resolve the litigation claims, which payment and associated legal fees required recording other operating expenses in the amount of $5,195,000.  With the settlement related activities now being completed and for the nine months ending September 30, 2013, the settlement had an immaterial impact on NHC’s consolidated statement of income.  The new operations of the seven leased skilled nursing facilities in Massachusetts and New Hampshire increased other operating expenses in the amount of $1,592,000, which offset the decrease mentioned above.

Non–operating income increased by $4,400,000 to $11,171,000 in the three month 2013 period in comparison to $6,771,000 for the three month 2012 period, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase is primarily due to the gain on the recovery of notes receivable ($5,454,000) from the collection of certain notes receivable NHC had previously written down.

The income tax provision for the three months ended September 30, 2013 is $10,559,000 (an effective income tax rate of 34.7%).  The income tax provision and effective tax rate for the three months ended September 30, 2013 were favorably impacted by adjustments to unrecognized tax benefits of $54,000, excluding statute of limitation expirations and unfavorably impacted by permanent differences including nondeductible expenses of $410,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2013 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,605,000 or 5.3% of income before taxes in 2013.  The income tax provision for the three months ended September 30, 2012 was

$6,185,000 (an effective income tax rate of 26.5%).  The income tax provision and effective tax rate for the three months ended September 30, 2012 were unfavorably impacted by adjustments to unrecognized tax benefits of $193,000 and permanent differences including nondeductible expenses of $208,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2012 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $3,187,000 or 13.6% of income before taxes in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Results for the nine month period ended September 30, 2013 include a 2.7% increase in net operating revenues and a 15.7% increase in income before income taxes compared to the same period in 2012.

The total census at owned and leased skilled nursing facilities for the nine months averaged 89.5% compared to an average of 90.3% for the same period a year ago.

Medicare and managed care per diem rates at our owned and leased skilled nursing facilities decreased 0.3% and 0.5%, respectively, compared to the nine months a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 3.5% and 5.2%, respectively, compared to the nine month period a year ago.

Net patient revenues increased $14,586,000 or 2.8% compared to the same period last year.  In combination with our overall average skilled nursing facility per diem increasing 3.3%, we also had a favorable skilled patient mix change compared to the nine month period a year ago that helped increase net patient revenues.  On September 1, 2013, we began leasing and operating seven skilled nursing facilities in Massachusetts and New Hampshire.  These newly leased facilities helped increase net patient revenues $5,182,000.  Also in our skilled nursing facilities, the Tennessee Medicaid program paid a non-recurring acuity based rate adjustment to help account for the higher acuity of patients served as a result of the level of care changes implemented in fiscal year 2013 ($1,635,000).  Homecare operations also increased net patient revenues in the amount of $4,160,000 compared to the nine month period a year ago.

Other revenues increased $550,000 or 1.3% in the nine month 2013 period to $42,364,000 from $41,814,000 in the 2012 nine month period.  The increase in other revenues is primarily due to the increased workers compensation insurance revenue recorded as a result of a positive settlement reached with one of the states in which we insure third party operators of healthcare facilities.  The insurance settlement revenue of $2,769,000 is a nonrecurring item.  Offsetting the increase in revenue from the insurance settlement, management fees and insurance service revenue decreased $2,303,000 from the discontinuation of our relationship with the SeniorTrust non-profit organization.  We discontinued providing management and insurance services in February 2013 for two of SeniorTrusts’ healthcare facilities and April 2013 for the remaining five healthcare facilities.

Other revenues are further detailed in Note 3 of our interim condensed consolidated financial statements.  As discussed in Note 3 and Note 17 of this Form 10–Q, we are discontinuing our relationship with certain non-profit organizations and we estimate our future results of operations and cash flows to be adversely affected by approximately $2,200,000 annually, or $1,350,000 net of income taxes annually, due to the loss of management fees and insurance services from the discontinuation of these relationships.

Total costs and expenses for the 2013 nine months compared to the 2012 nine months increased $10,580,000 or 2.0% to $529,899,000 from $519,319,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $12,132,000 to $330,160,000 from $318,028,000.  Other operating expenses decreased $380,000 or 0.3% to $148,891,000 for the 2013 period compared to $149,271,000 for the 2012 period.  Facility rent expense increased $120,000 or 0.4% to $29,627,000.  Depreciation and amortization decreased 5.4% to $20,973,000.

The increase in salaries, wages and benefits is primarily due to the new operations of the seven leased skilled nursing facilities in Massachusetts and New Hampshire ($3,719,000).  We also had increased costs for therapist services of $3,007,000, increased costs for our homecare operations of $2,350,000, and inflationary wage increases for our partners.

The decrease in other operating expenses is primarily due to the continued cost saving measures implemented in our skilled nursing facilities ($3,302,000).  The new operations of the seven leased skilled nursing facilities in Massachusetts and New Hampshire increased other operating expenses by $1,592,000.  Homecare operations also increased other operating expenses by $2,141,000.

Non–operating income increased by $5,875,000 to $24,421,000 in the nine month 2013 period in comparison to $18,546,000 for the nine month 2012 period, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase is primarily due to the gain on the recovery of notes receivable ($5,454,000) from the collection of certain notes receivable NHC had previously written down.  We also acquired an additional 7.5% non-controlling ownership interest in Caris effective June 1, 2012; therefore, we have nine months of equity in earnings for the 2013 period compared to four months for the 2012 period.  This ownership percentage change increased non-operating income by $1,491,000.  Offsetting the non-operating income items above, our restricted marketable securities had investment income in the 2013 nine month period that was lower than the 2012 nine month period by $1,037,000.

The income tax provision for the nine months ended September 30, 2013 is $28,659,000 (an effective income tax rate of 37.4%).  The income tax provision and effective tax rate for the nine months ended September 30, 2013 were unfavorably impacted by adjustments to unrecognized tax benefits of $260,000 and permanent differences including nondeductible expenses of $490,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2013 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,605,000 or 2.1% of income before taxes in 2013.  The income tax provision for the nine months ended September 30, 2012 was $22,847,000 (an effective income tax rate of 34.5%).  The income tax provision and effective tax rate for the nine months ended September 30, 2012 were unfavorably impacted by adjustments to unrecognized tax benefits of $218,000 and permanent differences including nondeductible expenses of $348,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2012 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $3,187,000 or 4.8% of income before taxes in 2012.

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

	Nine Months Ended September 30		Nine Month Change
	2013	2012	$	%
Cash and cash equivalents at beginning of period	$66,701	$61,008	$5,693	9.3%

Cash provided by operating activities	90,164	61,329	28,835	47.0%

Cash used in investing activities	(44,107)	(24,286)	(19,821)	(81.6)%

Cash used in financing activities	(24,348)	(14,344)	(10,004)	69.7%

Cash and cash equivalents at end of period	$88,410	$83,707	$4,703	5.6%

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $90,164,000, as compared to $61,329,000 in the same period last year.  Cash provided by operating activities consisted of net income of $48,024,000, adjustments for non–cash items of $21,973,000, and $20,167,000 provided by working capital.

Cash provided by working capital primarily consisted of an increase in accrued risk reserves ($8,383,000), an increase in accrued payroll ($19,402,000), and the collection of our 2012 federal income tax receivable ($5,933,000).  These items were offset by an increase in restricted cash and cash equivalents ($8,721,000) and an increase in accounts receivable ($5,199,000).  The increase in accrued risk reserves is due to the addition of the 2013 fiscal year accrual and the timing of payments.  The increase in accrued payroll is due to the timing of incentive compensation.  The increase in restricted cash and cash equivalents is from NHC and other healthcare entities paying insurance premiums into NHC insurance companies, which restrict the cash payment.  The increase in accounts receivable is due to the seven new skilled nursing facilities in Massachusetts and New Hampshire, which we began leasing and operating September 1, 2013.

Investing Activities

Cash used in investing activities totaled $44,107,000 and $24,286,000 for the nine months ended September 30, 2013 and 2012, respectively.  Cash used for property and equipment additions was $33,981,000 for the nine months ended September 30, 2013 and $14,888,000 in the comparable period in 2012.  On September 1, 2013, NHC purchased six skilled health care centers from NHI for $21 million in cash.  Cash provided by net collections of notes receivable was $13,813,000 in 2013 compared to $336,000 in 2012.  Purchases and sales of restricted marketable securities resulted in a net use of cash of $2,939,000 for the 2013 period compared to $2,234,000 for the 2012 period.

Construction costs included in additions to property and equipment in 2013 include $7,768,000 for the construction of the 90 bed skilled nursing facility in Tullahoma, Tennessee, $4,198,000 for the 50 bed addition to our skilled nursing facility in Lexington, South Carolina, $2,822,000 for the land and acquisition costs of a future development site in Nashville, Tennessee, and $2,744,000 for the acquisition and future renovation of a 52-bed transitional care center in Kingsport, Tennessee.

Financing Activities

Net cash used in financing activities totaled $24,348,000 and $14,344,000 for the nine months ended September 30, 2013 and 2012, respectively.  Attributable to the increase during the first nine months of 2013 was the use of cash of $4,700,000 to purchase outstanding common stock under our stock repurchase program, as compared to $-0- for the same period in 2012.  Cash used for dividend payments to common and preferred stockholders totaled $19,476,000 in the current year period compared to $19,039,000 for the same period a year ago.  In the prior period, cash of $5,960,000 was provided by the issuance of common stock.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2013 are as follows (in thousands):

	Total		1 year		1–3 Years	3–5 Years		After 5 Years
Long–term debt – principal	$10,000	$	−	$	−	$10,000	$	−
Long–term debt – interest	1,174		276		553	345		−
Operating leases	458,900		34,200		68,400	68,400		287,900
Total contractual cash obligations	$470,074		$34,476		$68,953	$78,745		$287,900

Other noncurrent liabilities for uncertain tax positions of $4,200,000, attributable to permanent differences, at September 30, 2013 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 14 of the interim condensed consolidated financial statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $88,410,000 at September 30, 2013, marketable securities of $108,199,000 at September 30, 2013 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.  We currently do not have any funds drawn against our revolving credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

Long–term liquidity

Our $75,000,000 revolving credit agreement matures on October 22, 2014.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender that there is any question about renewal, there has been no commitment at this time.  We entered into this loan originally on October 30, 2007, and have renewed the loan six times with one year maturities.  At the inception and at each renewal, the lender offered longer maturities, but the Company chose a one–year maturity because of the terms.  If we are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt and contractual obligations and will be limited in our ability to fund future growth opportunities.

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

•

liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 15:  Guarantees and Contingencies);

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At September 30, 2013, we have available for sale debt securities in the amount of $141,861,000.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of September 30, 2013, both our long–term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long–term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75.0 million and our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

Approximately $2.8 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $28,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At September 30, 2013, the fair value of our equity marketable securities is approximately

$108,199,000.  Of the $108.2 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $92.8 million, or 85.7%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $10.8 million.  At September 30, 2013, our equity securities had unrealized gains of $78.0 million.  Of the $78.0 million of unrealized gains, $68.0 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 15 and Note 17 of this Form 10–Q.

Item 1A.  Risk Factors.

During the nine months ended September 30, 2013, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.  Defaults Upon Senior Securities.  None

Item 5.  Other Information. None

Item 6.  Exhibits.

(a)

List of exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated December 20, 2006, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the SEC on December 20, 2006).

2.2

Amendment and Waiver No. 1 to Agreement and Plan of Merger, dated April 6, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 11, 2007).

2.3

Amendment No. 2 to Agreement and Plan of Merger, dated August 3, 2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on August 6, 2007).

3.1

Certificate of Incorporation of National HealthCare Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997).

3.2

Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007).

3.3

Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 20, 2006).

3.4	Certificate of Designation Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007).

3.5	Restated Bylaws as amended February 14, 2013 (incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013).

4.1	Form of Common Stock (incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement-Prospectus), amended, Registration No. 333-37185, (December 5, 1997).

4.2	Form of Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007).

4.3

Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007).

10.1	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation

10.2	Amended and Restated Amendment No. 6 to Master Agreement to Lease

10.3	Amendment No. 7 to Master Agreement to Lease

10.4	Agreement to Lease between NHI-REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co-Tenants

10.5

Sixth Amendment to Credit Agreement, dated October 23, 2013, between National HealthCare Corporation and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to our current report on Form 8-K filed October 24, 2013)

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 5, 2013	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: November 5, 2013	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)