Form 10-K
period 2013-12-31
NATIONAL HEALTHCARE CORP
filed 2014-02-21
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

The aggregate market value of Common Stock held by non-affiliates on June 30, 2013 (based on the closing price of such shares on the NYSE MKT) was approximately $346 million.  For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 19, 2014 was 14,080,796.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K:
The Registrant’s definitive proxy statement for its 2014 shareholder’s meeting.

TABLE OF CONTENTS

PART 1

ITEM 1.

BUSINESS

ITEM 1B.

UNRESOLVED STAFF COMMENTS

ITEM 2.

PROPERTIES

ITEM 3.

LEGAL PROCEEDINGS

ITEM 4.

MINE SAFETY DISCLOSURES

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.

SELECTED FINANCIAL DATA

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.

CONTROLS AND PROCEDURES

ITEM 9B.

OTHER INFORMATION

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.

EXECUTIVE COMPENSATION

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

SIGNATURES

EXHIBIT INDEX

PART 1

ITEM 1.  BUSINESS

General Development of Business

National HealthCare Corporation, which we also refer to as NHC or the Company, began business in 1971.  Our principal business is the operation of skilled nursing facilities with associated assisted living and independent living centers.  Our business activities include providing sub and post-acute skilled nursing care, intermediate nursing care, rehabilitative care, senior living services, and home health care services.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide management services, accounting and financial services and insurance services to third party owners of health care facilities.  We operate in 10 states, and our owned and leased properties are located primarily in the southeastern United States.

Narrative Description of the Business

Our business is post-acute care and senior health care services.  At December 31, 2013, we operate or manage 69 skilled nursing facilities with a total of 8,943 licensed beds.  These numbers include 62 centers with 8,179 beds that we lease or own and seven centers with 764 beds that we manage for others.  Of the 62 leased or owned facilities, 35 are leased from National Health Investors, Inc. ("NHI").

Our 15 assisted living centers (14 leased or owned and one is managed) have 628 units (604 units leased or owned and 24 units managed).

Our five independent living centers (four leased or owned and one managed) have 475 retirement apartments (338 apartments leased or owned, and 137 apartments managed).

We operate 38 homecare programs licensed in four states (Tennessee, South Carolina, Missouri and Florida) and provided 469,437 homecare patient visits to 18,995 patients in 2013.

We have a partnership agreement and a 75.1% non-controlling ownership interest in Caris Healthcare, LP (“Caris”), a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Caris provides hospice care to over 1,250 patients per day in 24 locations in Tennessee, South Carolina, and Virginia.

We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units, sub-acute nursing units and a number of in-house pharmacies.  Similar specialty units are under consideration at a number of our centers, as well as free standing projects.

Net Patient Revenues. Health care services we provide include a comprehensive range of services.  In fiscal 2013, 93.3% of our net operating revenues was derived from such health care services.  Highlights of health care services activities during 2013 were as follows:

A.

Skilled Nursing Facilities.  The most significant portion of our business and the base for our other health care services is the operation of our skilled nursing facilities.  In our facilities, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day.  In addition, our facilities provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services.  We operate 62 skilled nursing facilities as of December 31, 2013. We manage seven facilities for third party owners.  Revenues from the 62 facilities we own or lease are reported as net patient revenues in our financial statements.  Management fee income is recorded as other revenues from the seven facilities that we manage.  We generally charge 6% to 7% of facility net operating revenues for our management services.  Average occupancy in skilled nursing facilities we operate was 89.2% during the year ended December 31, 2013.

B.

Rehabilitative Services.  We provide therapy services through Professional Health Services, a subsidiary of NHC.  Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities.  We maintained a rehabilitation staff of over 1,390 highly trained, professional therapists in 2013.  The majority of our rehabilitative services are for patients in our owned and managed skilled nursing facilities.  However, we also provide services to over 80 additional health care providers.  Our rates for these services are competitive with other market rates.

C.

Medical Specialty Units.  All of our long-term care facilities participate in the Medicare program, and we have expanded our range of offerings by the creation of center-specific medical specialty units such as our Alzheimer's disease care units and subacute nursing units.   Our trained staff provides care for Alzheimer’s patients in early, middle and advanced stages of the disease. We provide specialized care and programming for persons with Alzheimer’s or related disorders in dedicated units within many of our skilled nursing facilities.  Our specialized rehabilitation programs are designed to shorten or eliminate hospital stays and help to reduce the cost of quality health care. We develop individualized patient care plans to target appropriate medical and functional planning objectives with a primary goal where feasible for a return to home or a similar environment.

D.

Managed Care Contracts.  We operate five regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of our owned and managed facilities.  Managed care patient days were 181,152 in 2013, 156,827 in 2012, and 143,223 in 2011.

E.

Assisted Living Centers.  Our assisted living centers are dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities.  We own or lease 14 and manage one assisted living facilities.  Of these 15 centers, nine are located within the physical structure of a skilled nursing facility or retirement center and six are freestanding.  In 2013, the rate of occupancy was 91.1%.  Certificates of Need are not required to build these projects and we believe that overbuilding has occurred in some of our markets.

F.

Independent Living Centers.  Our four owned or leased and one managed independent living  centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas.  Charges for services are paid from private sources without assistance from governmental programs.  Independent living centers may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need ("CON") such as is required for skilled nursing facilities.  We have, in several cases, developed independent living centers adjacent to our nursing facilities with an initial construction of 40 to 80 units and which units are rented by the month; thus these centers offer an expansion of our continuum of care.  We believe these independent living units offer a positive marketing aspect of our skilled nursing facilities.

We have one owned retirement center which is a "continuing care community", where the resident pays a substantial entrance fee and a monthly maintenance fee.  The resident then receives a full range of services - including home care nursing - without additional charge.

G.

Homecare Programs.  Our home health care programs (we call them homecares) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities.  Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies.  Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment.  NHC operates 38 homecare licensed and Medicare-certified offices in four states (Tennessee, South Carolina, Missouri and Florida) and some of our homecare patients are previously discharged from our skilled nursing facilities.  Medicare reimbursement for homecare services is paid under a prospective payment system.  Under this payment system, we receive a prospectively determined amount per patient per 60 day episode as defined by Medicare guidelines.  Medicare episodes increased from 20,374 in 2012 to 20,947 in 2013.  Patients served increased from 16,290 in 2012 to 18,995 in 2013.  Visits increased from 420,421 in 2012 to 469,437 in 2013.

H.

Pharmacy Operations.  At December 31, 2013, we operated four regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina, and one in Missouri).  These pharmacy operations use a central location to supply pharmaceutical services (consulting and medications) and supplies.  Regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.  Our regional pharmacies currently serve 50 owned facilities, five managed facilities, and 13 third party entities.

Other Revenues.  We generate revenues from management, accounting and financial services to third party owners of healthcare facilities, from insurance services to our managed centers, and from rental income.  In fiscal 2013, 6.7% of our net operating revenues were derived from such other sources.  The significant sources of our other revenues are described as follows:

A.

Management, Accounting and Financial Services.  We provide management services to skilled nursing facilities, assisted living centers and independent living centers operated by third party owners.  We typically charge 6% to 7% of the managed centers’ net operating revenues as a fee for these services.  Additionally, we provide accounting and financial services to other skilled nursing facilities or related types of entities for small operators.  No management services are provided for entities in which we provide accounting and financial services.  As of December 31, 2013, we perform management services for 9 centers and accounting and financial services for 27 centers.

B.

Insurance Services.  NHC owns a Tennessee domestic licensed insurance company.  The company is licensed in several states and provides workers’ compensation coverage to the majority of NHC operated and managed facilities in addition to other skilled nursing facilities, assisted living and retirement centers.  A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC’s owned and managed centers.  This company elects to be taxed as a domestic subsidiary.  We also self-insure our employees’ (referred to as "partners") health insurance benefit program at a cost we believe is less than a commercially obtained policy.  Finally, we operate a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies.

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

Equity in Earnings of Unconsolidated Investments.  Earnings from investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  Our most significant equity method investment is a 75.1% non-

controlling ownership interest in Caris Healthcare, L.P. ("Caris"), a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Caris currently has twenty-four locations serving three states (Tennessee, South Carolina, and Virginia).

Development and Growth

We are undertaking to expand our post-acute and senior health care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Assisted Living	New Facility	75 Units	Columbia, SC	May, 2011
Assisted Living	Addition	46 Units	Franklin, TN	June, 2011
Hospice	Acquisition	Additional 7.5% interest in Caris HealthCare LP	Knoxville, TN	December, 2011
Hospice	Acquisition	Additional 7.5% interest in Caris HealthCare LP	Knoxville, TN	June, 2012
SNF	Acquisition	106 Beds	Columbia, TN	September, 2013
SNF	Acquisition	92 Beds	Columbia, TN	September, 2013
SNF	Acquisition	139 Beds	Knoxville, TN	September, 2013
SNF	Acquisition	107 Beds	Springfield, TN	September, 2013
SNF	Acquisition	94 Beds	Madisonville, KY	September, 2013
SNF	Acquisition	112 Beds	Rossville, GA	September, 2013
SNF	New Facility	90 Beds	Tullahoma, TN	November, 2013
SNF	Addition	50 Beds	Lexington, SC	December, 2013
SNF	New Facility	92 Beds	Sumner County, TN	Under Construction
Assisted Living	New Facility	60 Units	Sumner County, TN	Under Construction
Assisted Living	New Facility	85 Units	Augusta, GA	Under Construction

In the fourth quarter of 2013, we opened a 90-bed skilled nursing facility in Tullahoma, Tennessee and began construction on a 92-bed skilled nursing facility and 60-unit assisted living community in Sumner County, Tennessee.  In early 2014, we anticipate starting construction on a 52-bed transitional care center in Kingsport, Tennessee and a 90-bed skilled nursing facility and an 80-unit assisted living community in Nashville, Tennessee.

We entered into a partnership with RSF Partners, Inc., and Flournoy Development, Inc. to build and operate an 85-unit assisted living community ("Camellia Walk") in Augusta, Georgia.  Camellia Walk is currently under construction and plans to open in the second quarter of 2014.

We also entered into a partnership with Reliant Healthcare, LLC to develop and operate a 14-bed psychiatric hospital focusing on geriatric care in Osage Beach, Missouri.  This project is projected to open the first or second quarter of 2014.

Also in 2013, a CON was approved that will be used to build a replacement center (SNF) that would combine the current 92 beds of NHC Hillview (Columbia, TN) with 20 beds from the existing skilled nursing unit at Maury Regional Medical Center.  The resulting replacement center would be a partnership between NHC and Maury Regional Medical Center.

Skilled Nursing Facilities

The skilled nursing facilities operated by our subsidiaries provide in-patient skilled and intermediate nursing care services and in-patient and out-patient rehabilitation services.  Skilled nursing care consists of 24-hour nursing service by registered or licensed practical nurses and related medical services prescribed by the patient's physician.  Intermediate nursing care consists of similar services on a less intensive basis principally provided by non-licensed personnel.  These distinctions are generally found in the health care industry although for Medicaid reimbursement purposes, some states in which we operate have additional classifications, while in other states the Medicaid rate is the same regardless of patient classification.  Rehabilitative services consist of physical, speech, and occupational therapies, which are designed to aid the patient's recovery and enable the patient to resume normal activities.

Each health care facility has a licensed administrator responsible for supervising daily activities, and larger facilities have assistant administrators.  All have medical directors, a director of nurses and full-time registered nurse coverage.  All centers provide physical therapy and most have other rehabilitative programs, such as occupational or speech therapy.  Each facility is located near at least one hospital and is qualified to accept patients discharged from such hospitals.  Each facility has a full dining room, kitchen, treatment and examining room, emergency lighting system, and sprinkler system where required.  Management believes that all facilities are in compliance with the existing fire and life safety codes.

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

We provide management services to centers operated under management contracts and offsite accounting and financial services to other third party owners, all pursuant to separate contracts.  The term of each contract and the amount of the management fee or accounting and financial services fee is determined on a case-by-case basis.  Typically, we charge 6% to 7% of net operating revenues of the managed centers for our management contracts and specific item fees for our accounting and financial service agreements. The initial terms of the contracts range from two years to ten years.  In certain contracts, we maintain a right of first refusal should the owner desire to sell a managed center.

Skilled Nursing Facility Occupancy Rates

The following table shows certain information relating to occupancy rates for our owned and leased skilled nursing facilities:

	Year Ended December 31,
	2013	2012	2011
Overall census	89.2%	90.1%	90.6%

Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).

Customers and Sources of Revenues

No individual customer, or related group of customers, accounts for a significant portion of our revenues. We do not expect the loss of a single customer or group of related customers would have a material adverse effect.

Certain groups of patients receive funds to pay the cost of their care from a common source.  The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2013	2012	2011
Medicare	40%	42%	44%
Private Pay, Managed Care, and Other	35%	33%	30%
Medicaid/Intermediate	20%	19%	19%
Medicaid/Skilled	5%	6%	7%
Total	100%	100%	100%

The source and amount of the revenues are further dependent upon (i) the licensed bed capacity of our health care facilities, (ii) the occupancy rate of the facilities, (iii) the extent to which the rehabilitative and other skilled ancillary services provided at each facility are utilized by the patients in the centers, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

We attempt to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing the marketing of those services through market areas and "Managed Care Offices", of which five were open at December 31, 2013.  These services are designed to speed the patient's recovery and allow the patient to return home as soon as it is practical.  In addition to educating physicians and patients to the advantages of the rehabilitative services, we have also implemented incentive programs which provide for the payment of bonuses to our regional and center personnel if they are able to achieve private and Medicare goals at their centers.

Medicare is a health insurance program for the aged and certain other chronically disabled individuals operated by the federal government.  Medicare covers nursing home services for beneficiaries who require nursing care and/or rehabilitation services following a hospitalization of at least three consecutive days.  For each eligible day a Medicare beneficiary is in a skilled nursing facility, Medicare pays the facility a daily payment, subject to adjustment for certain factors such as wage index in the particular geographic area.  The payment covers all services provided by the skilled nursing facility for the beneficiary that day, including room and board, nursing, therapy and drugs, as well as an estimate of capital-related costs to deliver those services.

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

Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government.  The states in which we operate currently use prospective cost-based reimbursement systems.  Under cost-based reimbursement systems, the skilled nursing facility is reimbursed for the reasonable direct and indirect allowable costs it incurred in a base year in providing routine resident care services as defined by the program.

Government reimbursement programs such as Medicare and Medicaid prescribe, by law, the billing methods and amounts that health care providers may charge and be reimbursed to care for patients covered by these programs. Congress continually passes laws that effect major or minor changes in the Medicare and Medicaid programs.

Regulation and Licenses

Health care is an area of extensive regulatory oversight and frequent regulatory change. The federal government and the states in which we operate regulate various aspects of our business. These regulatory bodies, among other things, require us annually to license our skilled nursing facilities, assisted living facilities in some states and other health care businesses, including home health. In particular, to operate nursing facilities and provide health care services we must comply with federal, state and local laws relating to the delivery and adequacy of medical care, distribution of  pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, building codes and environmental protection.

Governmental and other authorities periodically inspect our skilled nursing facilities and home health agencies to assure that we continue to comply with their various standards. We must pass these inspections to continue our licensing under state law, to obtain certification under the Medicare and Medicaid programs, and to continue our participation in the Veterans Administration program. We can only participate in other third-party programs if our facilities pass these inspections. In addition, these authorities inspect our record keeping and inventory control.

From time to time, we, like others in the health care industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action, and may impose civil money penalties and/or other operating restrictions. If our skilled nursing facilities and home health agencies fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare and Medicaid provider and/or lose our licenses.

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

Changes in the laws or new interpretations of existing laws as applied to the skilled nursing facilities, the assisted living facilities or other components of our health care businesses, may have a significant impact on our operations.

In all states in which we operate, before a skilled nursing facility can make a capital expenditure exceeding certain specified amounts or construct any new skilled health care beds, approval of the state health care regulatory agency or agencies must be obtained and a Certificate of Need issued.  The appropriate state health planning agency must review the Certificate of Need according to state specific guidelines before a Certificate of Need can be issued.  A Certificate of Need is generally issued for a specific maximum amount of expenditure and the project must be completed within a specific time period.  There is no advance assurance that we will be able to obtain a Certificate of Need in any particular instance.  In some states, approval is also necessary in order to purchase existing health care beds, although the purchaser is normally permitted to avoid a full scale Certificate of Need application procedure by giving advance written notice of the acquisition and giving written assurance to the state regulatory agency that the change of ownership will not result in a change in the number of beds, services offered and, in some cases, reimbursement rates at the facility.

While there are currently no significant legislative proposals to eliminate Certificates of Need pertaining to skilled nursing care in the states in which we do business, deregulation in the Certificate of Need area would likely result in increased competition and could adversely affect occupancy rates and the supply of licensed and certified personnel.

Medicare and Medicaid Participation

All health care centers, owned, leased or managed by us are certified to participate in Medicare.  Health care centers participating in Medicare are known as SNFs ("Skilled Nursing Facilities").  All but six of our affiliated nursing centers participate in Medicaid.  All of our homecares (Home health agencies) participate in Medicare, which comprises over 80% of their revenue.  Homecares also participate in Medicaid.

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

Certifications and Participation Requirements; Efforts to Impose Reduced Payments

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs.  Failure to obtain and maintain Medicare and Medicaid certification at our nursing centers would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue.  In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients.  Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.  For the fiscal year ended December 31, 2013, we derived 40% and 25% of our net patient revenues from the Medicare and Medicaid programs, respectively.  Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our profitability.  We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations.  No assurance can be given that such reforms will not have a material adverse effect on us.

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

Skilled Nursing Facilities (SNFs)

SNF PPS - Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System ("SNF PPS").  PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally increased or decreased each October when the federal fiscal year begins.  The acuity classification system is named RUGs (Resource Utilization Groups IV).  There are currently 66 classifications of RUG groups.

In July 2012, Centers for Medicare and Medicaid Services ("CMS") released its skilled nursing facility PPS update for the fiscal year 2013, which began October 1, 2012.  The notice provided a 1.8% rate update, which reflects a 2.5% market basket increase that is reduced under the ACA by a 0.7% multifactor productivity adjustment.  CMS estimated the update would increase overall payments to skilled nursing facilities in fiscal year 2013 by $670 million compared to fiscal year 2012 levels. The notice also provided an update to certain fiscal year 2012 policy changes involving recalibration of the parity adjustment, reallocation of group therapy time, and changes to the MDS 3.0 patient assessment instrument.

On April 1, 2013, the automatic 2% cuts (known as "sequestration") began for Medicare providers.  The resulting decrease in revenue to our skilled nursing facilities was approximately $3,000,000 for the 2013 calendar year, or $1,000,000 per quarter.  We are unable to predict the financial impact of other cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

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

Homecares (HHAs)

HH PPS - Medicare is uniform nationwide and reimburses homecares under a fixed payment methodology named the Home Health Prospective Payment System ("HH PPS").  Generally, Medicare makes payments under the HH PPS on the basis of a national standardized 60-day episode payment, adjusted for case mix and geographical wage index. Payment rates are updated at the beginning of each calendar year.  The acuity classification system is named HHRGs (Home Health Resource Groups).

In November 2012, CMS issued a final rule to update and revise reimbursement rates for the calendar year 2013. The final rule included a 2.3% market basket increase, a 1% reduction mandated by the ACA, and a negative 1.32% case-mix adjustment.  The net effect of these changes is a 0.04% decrease in the base reimbursement rate.  Additionally, the wage index was updated which impacts providers differently depending on their geographic location and changes were made to outlier eligibility standards. In total, CMS estimated the effect of these changes will result in a 0.01% reduction in reimbursement to home health providers.

On April 1, 2103, the automatic 2% Medicare cuts began for homecare providers.  The resulting decrease in revenue to our homecare programs was approximately $750,000 for the 2013 calendar year, or $250,000 per quarter.

Medicaid Legislation and Regulations

Skilled Nursing Facilities (SNF)

State Medicaid plans subject to budget constraints are of particular concern to us.  Changes in federal funding coupled with state budget problems and Medicaid expansion under the Affordable Care Act have produced an uncertain environment.  States will more likely than not be unable to keep pace with nursing center inflation.  States are under pressure to pursue other alternatives to long term care such as community and home-based services.

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

 Effective October 1, 2012 and for the fiscal year 2013, South Carolina implemented specific individual nursing facility rate increases.  The resulting increase in revenue beginning October 1, 2012 was approximately $1,660,000 annually, or $415,000 per quarter.

Effective October 1, 2013 and for the fiscal year 2014, South Carolina implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning October 1, 2013 will be approximately $1,540,000 annually, or $385,000 per quarter.

There was no rate increase or decrease implemented during the 2013 calendar year for the Medicaid program in the state of Missouri.

Competition

In most of the communities in which we operate health care centers, there are other health care centers with which we compete.  We own, lease or manage (through subsidiaries) 69 skilled nursing facilities located in nine states.  Each of these states are certificate of need states which generally requires the state to approve the opening of any new skilled nursing facilities.  There are hundreds of operators of skilled nursing facilities in each of these states and no single operator, including us, dominates any of these state’s skilled nursing care markets, except for some small rural markets which might have only one skilled nursing facility.  In competing for patients and staff with these facilities, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations.  The reputation in the community and the physical appearance of our facilities are important in obtaining patients, since members of the patient’s family generally participate to a greater extent in selecting skilled nursing facilities than in selecting an acute care hospital.  We believe that by providing and emphasizing rehabilitative as well as skilled care services at our facilities, we are able to broaden our patient base and to differentiate our facilities from competing skilled nursing facilities.

Our homecares compete with other home health agencies (HHA’s) in most communities we serve.  Competition occurs for patients and employees.  Our homecares depend on hospital and physician referrals and reputation in order to maintain a healthy census.

As we expand into the assisted living market, we monitor proposed or existing competing assisted living centers.  Our development goal is to link our skilled nursing facilities with our assisted living centers, thereby obtaining a competitive advantage for both.

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees.  In order to enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs.  We support the Foundation for Geriatric Education.  We also conduct an "Administrator in Training" course, 30 months in duration, for the professional training of administrators.  Presently, we have four full-time individuals in this program.   Four of our six regional vice presidents and 49 of our 69 health care center administrators are graduates of this program.

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

Employees

As of December 31, 2013, our Administrative Services Contractor plus our managed centers had approximately 11,500 full and part time employees, who we call "Partners".  No employees are represented by a bargaining unit.  We believe our current relations with our employees are good.

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

Risks Relating to Our Company

We depend on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from such payors may be reduced.  We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs.  For the year ended December 31, 2013, we derived approximately 65% of our net patient revenues from the Medicare, Medicaid and other government programs.  Third-party payor programs are highly regulated and are subject to frequent and substantial changes.  Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins.  Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits.  Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary.  There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers.  In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance.  We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors.  Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations.  It is possible that the effects of further refinements to PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations.  See Item 1, "Business – Regulation and Licenses" and "Medicare Legislation and Regulations" and "Medicaid Legislation and Regulations".

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

The regulatory environment surrounding the post-acute and long-term care industry has intensified, particularly for larger for-profit, multi-facility providers like us. The federal government has imposed extensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, denials of payment for new Medicare and Medicaid admissions and civil monetary penalties. If we fail to comply, or are perceived as failing to comply, with the extensive laws and regulations applicable to our business, we could become ineligible to receive government program reimbursement, be required to refund amounts received from Medicare, Medicaid or private payors, suffer civil or criminal penalties, suffer damage to our reputation in various markets or be required to make significant changes to our operations. We are also subject to federal and state laws that govern financial and other arrangements between health care providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce the referral of patients to a particular provider for medical products and services. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in reimbursement programs and/or civil and criminal penalties. Furthermore, some states restrict certain business relationships between physicians and other providers of health care services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. From time to time, we may seek guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. Furthermore, should we lose licenses or certifications for a number of our facilities as a result of regulatory action or otherwise, we could be deemed in default under some of our agreements, including agreements governing outstanding indebtedness.  We also are subject to potential lawsuits under a federal whistle-blower statute designed to combat fraud and abuse in the health care industry, known as the federal False Claims Act.  These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.  When a private party brings a qui tam action under the False Claims Act, it files the complaint with the court under seal, and the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.  Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work toward a resolution of the complaint's allegations, the defendant is prohibited from revealing to anyone the existence of the compliant or that the partial unsealing has occurred.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our company and have a material adverse effect on our business and stock price. We produce our consolidated financial statements in accordance with the requirements of GAAP. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.

Testing and maintaining internal controls can divert our management's attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able to issue an unqualified report if we conclude that our internal controls over financial reporting are not effective. If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

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

Significant regulatory changes, including the Sarbanes-Oxley Act and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, have increased, and in the future are likely to further increase, general and administrative costs.  In order to comply with the Sarbanes-Oxley Act of 2002, the listing standards of the NYSE MKT exchange, and rules implemented by the Securities and Exchange Commission (SEC), we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources.  Moreover, in the rapidly changing regulatory environment in which we operate, there is significant uncertainty as to what will be required to comply with many of the regulations.  As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

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

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. We provide management and/or financial services to skilled nursing facilities, assisting living centers and independent living centers owned by third parties.  At December 31, 2013, we perform management services (which include financial services) for 9 such centers and accounting and financial services for an additional 27 such centers.  The "Risk Factors" contained herein as applying to us may in many instances apply equally to these other entities for which we provide services.  We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities.  Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

We provide management services to skilled nursing facilities and other healthcare facilities under terms whereby the payments for our services are subject to subordination to other expenditures of the healthcare facility.  Furthermore, there are certain third parties with whom we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that the service revenue realization is uncertain.  We may, therefore, make expenditures related to the provision of services for which we are not paid.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2013, we leased or owned 62 skilled nursing facilities, 14 assisted living centers, and four independent living centers.  Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment.  Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers.  We are undertaking a process to allocate more aggressively capital spending within our owned and leased facilities in an effort to address issues that arise in connection with an aging physical plant.

If factors, including factors indicated in these "Risk Factors" and other factors beyond our control render us unable to direct the necessary financial and human resources to the maintenance, upgrade and modernization of our physical plant and equipment, our business, results of operations, financial condition and cash flow could be adversely impacted.

 Our business is subject to a variety of federal, state and local environmental laws and regulations. As a healthcare provider, we face regulatory requirements in areas of air and water quality control, medical and low-level radioactive waste management and disposal, asbestos management, response to mold and lead-based paint in our facilities and employee safety.

 As an operator of healthcare facilities, we also may be required to investigate and remediate hazardous substances that are located on and/or under the property, including any such substances that may have migrated off, or may have been discharged or transported from the property. Part of our operations involves the handling, use, storage, transportation, disposal and discharge of medical, biological, infectious, toxic, flammable and other hazardous materials, wastes, pollutants or contaminants. In addition, we are sometimes unable to determine with certainty whether prior uses of our facilities and properties or surrounding properties may have produced continuing environmental contamination or noncompliance, particularly where the timing or cost of making such determinations is not deemed cost-effective. These activities, as well as the possible presence of such materials in, on and under our properties, may result in damage to individuals, property or the environment; may interrupt operations or increase costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions; and may not be covered by insurance.

We believe that we are in material compliance with applicable environmental and occupational health and safety requirements. However, we cannot assure you that we will not encounter environmental liabilities in the future, and such liabilities may result in material adverse consequences to our operations or financial condition.

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

If we fail to compete effectively with other health care providers, our revenues and profitability may decline.  The health care services industry is highly competitive.  Our skilled nursing facilities, assisted living centers, independent living facilities, home care services and other operations compete on a local and regional basis with other nursing centers, health care providers, and senior living service providers.  Some of our competitors' facilities are located in newer buildings and may offer services not provided by us or are operated by entities having greater financial and other resources than us.  Our skilled nursing facilities face competition from skilled nursing, assisted living, independent living facilities, homecare services, and other operations that provide services comparable to those offered by our skilled nursing facilities.  Many competing general acute care hospitals are larger and more established than our facilities.

The health care industry is divided into a variety of competitive areas that market similar services.  These competitors include skilled nursing, assisted living, independent living facilities, homecare services, hospice providers and other operations.  Our facilities generally operate in communities that also are served by similar facilities operated by our competitors.  Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax exempt basis and that receive funds and charitable contributions unavailable to us.  Our facilities compete based on factors such as our reputation for quality care; the commitment and expertise of our staff; the quality and comprehensiveness of our treatment programs; the physical appearance, location and condition of our facilities and to a limited extend, the charges for services.  In addition, we compete with other health care providers for customer referrals from hospitals.  As a result, a failure to compete effectively with respect to referrals may have an adverse impact on our business.  Many of these competing companies have greater financial and other resources than we have.  We cannot assure that increased competition in the future will not adversely affect our financial condition and results of operations.

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

•

sales of stock by insiders;

•

natural disasters, terrorist attacks and pandemics; and

•

additions or departures of key personnel.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Skilled Nursing Facilities

State	City	Center Name	Affiliation	Total Beds	Joined NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	1973
	Moulton	NHC HealthCare, Moulton	Leased(1)	136	1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135	1989
	Rossville	NHC HealthCare, Rossville	Owned	112	1971

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194	1971
	Madisonville	NHC HealthCare, Madisonville	Owned	94	1973

Massachusetts	Greenfield	Buckley-Greenfield Health Care Center	Leased(1)	120	1999
	Holyoke	Holyoke Health Care Center	Leased(1)	102	1999
	Quincy	John Adams Health Care Center	Leased(1)	71	1999
	Taunton	Longmeadow of Taunton	Leased(1)	100	1999

Missouri	Desloge	NHC HealthCare, Desloge	Leased(1)	120	1982
	Joplin	NHC HealthCare, Joplin	Leased(1)	126	1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170	1982
	Macon	Macon Health Care Center	Owned	120	1982
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	120	1982
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120	1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	1987
	Springfield	Springfield Rehabilitation and Health Care Center	Leased	120	1982
	Town & Country	NHC HealthCare, Town & Country	Owned	200	2001
	West Plains	NHC HealthCare, West Plains	Owned	120	1982

New Hampshire	Epsom	Epsom Health Care Center	Leased(1)	108	1999
	Manchester	Maple Leaf Health Care Center	Leased(1)	114	1999
	Manchester	Villa Crest Health Care Center	Leased(1)	126	1999

Skilled Nursing Facilities
(continued)
State	City	Center Name	Affiliation	Total Beds	Joined NHC
South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290	1973
	Bluffton	NHC HealthCare, Bluffton	Owned	120	2010
	Charleston	NHC HealthCare, Charleston	Owned	88	2009
	Clinton	NHC HealthCare, Clinton	Owned	131	1993
	Columbia	NHC HealthCare, Parklane	Owned	180	1997
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152	1973
	Greenville	NHC HealthCare, Greenville	Owned	176	1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176	1973
	Lexington	NHC HealthCare, Lexington	Owned	170	1994
	Mauldin	NHC HealthCare, Mauldin	Owned	180	1997
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148	1992
	North Augusta	NHC HealthCare, North Augusta	Owned	192	1991
	Sumter	NHC HealthCare, Sumter	Managed	138	1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98	1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	1971
	Columbia	Maury Regional Hospital	Managed	20	1996
	Columbia	NHC HealthCare, Columbia	Owned	106	1973
	Columbia	NHC HealthCare, Hillview	Owned	92	1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94	1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191	1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120	1976
	Farragut	NHC HealthCare, Farragut	Owned	100	1998
	Franklin	NHC Place, Cool Springs	Owned	180	2004
	Franklin	NHC HealthCare, Franklin	Leased(1)	80	1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	1971
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	166	1977
	Knoxville	Holston Health & Rehabilitation Center	Owned	109	2009
	Knoxville	NHC HealthCare, Knoxville	Owned	139	1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96	1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60	1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100	1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60	1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150	1971
	Milan	NHC HealthCare, Milan	Leased(1)	122	1971
	Murfreesboro	AdamsPlace	Owned	90	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	1974
	Nashville	The Health Center of Richland Place	Managed	107	1992
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128	1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102	1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72	1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	120	1975
	Springfield	NHC HealthCare, Springfield	Owned	107	1973
	Tullahoma	NHC HealthCare, Tullahoma	Owned	90	2013

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120	1973

Assisted Living Units

State	City	Center	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26

New Hampshire	Manchester	Villa Crest Assisted Living	Leased(1)	29

South Carolina	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Franklin	NHC Place, Cool Springs	Owned	89
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	2
	Murfreesboro	AdamsPlace	Owned	83
	Nashville	Richland Place	Managed	24
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units	Est.
Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152	1984

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30	1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63	1987
	Murfreesboro	AdamsPlace	Owned	93	1997
	Nashville	Richland Place Retirement Apts.	Managed	137	1993

Homecare Programs

State	City	Homecare Programs	Affiliation	Est.
Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned	1994
	Chipley	NHC HomeCare of Chipley	Owned	1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned	1994
	Marianna	NHC HomeCare of Marianna	Owned	1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned	1999
	Ocala	NHC HomeCare of Ocala	Owned	1996
	Panama City	NHC HomeCare of Panama City	Owned	1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned	1994
	Quincy	NHC HomeCare of Quincy	Owned	1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned	1997

Missouri	St. Louis	NHC HomeCare of St. Louis	Owned	2012

South Carolina	Aiken	NHC HomeCare of Aiken	Owned	1996
	Bluffton	NHC HomeCare of Beaufort	Owned	2013
	Greenville	NHC HomeCare of Greenville	Owned	2007
	Greenwood	NHC HomeCare of Greenwood	Owned	1996
	Laurens	NHC HomeCare of Laurens	Owned	1996
	Murrells Inlet	NHC HomeCare of Murrells Inlet	Owned	2013
	Rock Hill	NHC HomeCare of Piedmont	Owned	2010
	Summerville	NHC HomeCare of Low Country	Owned	2010
	West Columbia	NHC HomeCare of Midlands	Owned	2010

Tennessee	Athens	NHC HomeCare of Athens	Owned	1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned	1985
	Columbia	NHC HomeCare of Columbia	Owned	1977
	Cookeville	NHC HomeCare of Cookeville	Owned	1976
	Dickson	NHC HomeCare of Dickson	Owned	1977
	Franklin	NHC HomeCare of Franklin	Owned	2007
	Hendersonville	NHC HomeCare of Hendersonville	Owned	2010
	Johnson City	NHC HomeCare of Johnson City	Owned	1978
	Knoxville	NHC HomeCare of Knoxville	Owned	1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned	1977
	Lewisburg	NHC HomeCare of Lewisburg	Owned	1977
	McMinnville	NHC HomeCare of McMinnville	Owned	1976
	Milan	NHC HomeCare of Milan	Owned	1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned	1976
	Pulaski	NHC HomeCare of Pulaski	Owned	1985
	Somerville	NHC HomeCare of Somerville	Owned	1983
	Sparta	NHC HomeCare of Sparta	Owned	1984
	Springfield	NHC HomeCare of Springfield	Owned	1984

Hospice Programs

State	City	Hospice Programs	Affiliation	Est.
South Carolina	Anderson	Caris Healthcare – Anderson	Caris	2009
	Charleston	Caris Healthcare – Charleston	Caris	2010
	Columbia	Caris Healthcare – Columbia	Caris	2010
	Greenville	Caris Healthcare – Greenville	Caris	2009
	Greenwood	Caris Healthcare – Greenwood	Caris	2011
	Myrtle Beach	Caris Healthcare – Myrtle Beach	Caris	2010
	Sumter	Caris Healthcare – Sumter	Caris	2010

Tennessee	Athens	Caris Healthcare – Athens	Caris	2006
	Chattanooga	Caris Healthcare – Chattanooga	Caris	2005
	Columbia	Caris Healthcare – Columbia	Caris	2004
	Cookeville	Caris Healthcare – Cookeville	Caris	2004
	Crossville	Caris Healthcare – Crossville	Caris	2010
	Dickson	Caris Healthcare – Dickson	Caris	2007
	Greenville	Caris Healthcare – Greenville	Caris	2007
	Johnson City	Caris Healthcare – Johnson City	Caris	2004
	Knoxville	Caris Healthcare – Knoxville	Caris	2004
	Lenoir City	Caris Healthcare – Lenoir City	Caris	2009
	Milan	Caris Healthcare – Milan	Caris	2004
	Murfreesboro	Caris Healthcare – Murfreesboro	Caris	2005
	Nashville	Caris Healthcare – Nashville	Caris	2004
	Sevierville	Caris Healthcare – Sevierville	Caris	2007
	Somerville	Caris Healthcare – Somerville	Caris	2005
	Springfield	Caris Healthcare – Springfield	Caris	2006

Virginia	Bristol	Caris Healthcare – Bristol	Caris	2011

(1)Leased from NHI

(2)NHC HealthCare/Fort Sanders is owned by a separate limited partnership.  The Company owns approximately 25% of the partnership interest in Fort Sanders.

Healthcare Facilities Leased to Others

The following table includes certain information regarding Healthcare Facilities which are owned by us and leased to others:

Name of Facility	Location	No. of Beds
Long-Term Care
The Aristocrat	Naples, FL	60
The Health Center at Coconut Creek	Coconut Creek, FL	120
The Health Center of Daytona Beach	Daytona Beach, FL	73
The Imperial Health Care Center	Naples, FL	113
The Health Center of Windermere	Orlando, FL	120
Charlotte Harbor Health Care Center	Port Charlotte, FL	180
The Health Center at Standifer Place	Chattanooga, TN	444
The Health Center of Lake City	Lake City, FL	120
The Health Center of Pensacola	Pensacola, FL	180

Assisted Living		No. of Units
The Place at Vero Beach	Vero Beach, FL	135
The Place at Merritt Island	Merritt Island, FL	95
The Place at Stuart	Stuart, FL	100
Standifer Place Assisted Living	Chattanooga, TN	74

ITEM 3.  LEGAL PROCEEDINGS

General and Professional Liability Insurance and Lawsuits

The health care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by skilled nursing facilities and their employees in providing care to residents.  As of December 31, 2013, we and/or our managed facilities are currently defendants in 28 such claims covering the years 2006 through December 31, 2013.

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

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly-owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005-2007, $9.0 million annual excess in the aggregate for years 2008-2010 and $4.0 million excess per occurrence for 2011 - 2013.

Beginning in 2008 and continuing through 2013, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly-owned captive insurance company.

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

General Litigation

SeniorTrust of Florida, Inc. Lawsuit and ElderTrust of Florida, Inc. Lawsuit

On September 4, 2012, SeniorTrust of Florida, Inc. ("SeniorTrust"), a Tennessee non-profit corporation, and ten non-profit limited liability company subsidiaries of SeniorTrust (the "SeniorTrust Subsidiaries") filed a lawsuit against the Company and another party.  The complaint of SeniorTrust and the SeniorTrust Subsidiaries alleged that the Company and another party exercised dominion and control over SeniorTrust, the SeniorTrust Subsidiaries and their board of directors for a period prior to sometime in 2008 and that the Company and another party used that control to cause one of SeniorTrust Subsidiaries to enter into sale, purchase, financing and management transactions with the Company and another party on terms adverse to SeniorTrust and one or more SeniorTrust Subsidiaries.  As part of its complaint, SeniorTrust and the SeniorTrust Subsidiaries sought a declaratory judgment and asserted claims for breach of fiduciary duty, fraud, conflict of interest, conversion, and unjust enrichment.  They claimed they had sustained substantial compensatory and punitive damages.

On January 16, 2013, we received notice that the receiver of ElderTrust of Florida, Inc. (“ElderTrust”), a Tennessee non-profit corporation, had filed a lawsuit against the Company and another party.  The complaint primarily asserted that the Company and another party caused ElderTrust to enter into transactions on adverse terms.

On April 26, 2013, the Company entered into a settlement agreement concerning litigation with SeniorTrust and ElderTrust.  As part of the negotiated settlement, NHC paid $6,650,000 to resolve the claims, which payment and associated legal fees required the recording of $5,195,000 of operating expenses in the quarter ending March 31, 2013.

Also as part of the settlement, NHC purchased at a discount the remaining assets and liabilities of the two not-for-profit entities and then in the third quarter of 2013 closed out those assets and obligations, providing for an orderly wind-down and liquidation.  As a result of this latter provision in the settlement agreement and related settlement activities, in the quarter ended September 30, 2013 the company recorded a decrease to other operating expenses in the amount of $5,257,000.  As a result, for the year ending December 31, 2013, the settlement with ElderTrust and SeniorTrust has had an immaterial impact on NHC’s consolidated statement of income. The Company recorded for all periods, including periods prior to 2013, a net loss related to the settlement activities of approximately $2,505,000.

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

During the fourth quarter of 2013, officials at Network Pharmacy, Knoxville reported a possible breach of patient information due to a stolen laptop that was not encrypted.  The information on this laptop included patient names, dates of birth, and personal medical information.  The facility began an immediate investigation and security measures have been revised to prevent future incidents.  All affected patients were notified as well as media outlet in the immediate area.

Other Matters

On December 19, 2013, the Company was served with a civil investigative demand from the U.S. Department of Justice and the Office of the U.S. Attorney for the Eastern District of Tennessee requesting the production of documents and interrogatory responses regarding the billing and medical necessity of certain rehabilitative therapy services.  Based upon our review, the request appears to relate to services provided at our facilities based in Knoxville, Tennessee. We are cooperating fully with these requests.  Because we are in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.

There is certain additional litigation incidental to our business, none of which, based upon information available to date, would be material to our financial position, results of operations, or cash flows.  In addition, the long-term care industry is continuously subject to scrutiny by governmental regulators, which could result in litigation or claims related to regulatory compliance matters.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of National HealthCare Corporation are listed on the NYSE MKT exchange under the symbol NHC.  The closing price for the NHC common shares on February 7, 2014 was $50.15.  On December 31, 2013, NHC had approximately 5,000 stockholders, comprised of approximately 2,000 stockholders of record and an additional 3,000 stockholders indicated by security position listings.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC's common shares.

	Stock Prices		Cash Dividends
	High	Low	Declared
2013
1st Quarter	$50.17	$45.49	$.30
2nd Quarter	48.55	44.68	.32
3rd Quarter	50.82	45.30	.32
4th Quarter	56.69	46.82	.32

2012
1st Quarter	$49.06	$40.55	$.30
2nd Quarter	47.02	40.75	.30
3rd Quarter	48.97	41.55	.30
4th Quarter	49.68	43.39	1.30

On August 1, 2013, the Board of Directors of the Company authorized a new stock repurchase program that will allow the Company to repurchase up to $25 million of its common stock over a one year period.  The program expires on July 31, 2014.  Under the stock repurchase program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations.  The Company’s repurchases may be executed using open market purchases, privately negotiated agreements or other transactions.  The Company intends to fund repurchases under the new stock repurchase program from cash on hand, available borrowings or proceeds from potential debt or other capital market sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.  As of December 31, 2013, no repurchases of common stock have been executed under this program.

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

	Stock Prices		Cash Dividends
	High	Low	Declared
2013
1st Quarter	$16.00	$15.10	$.20
2nd Quarter	16.10	13.71	.20
3rd Quarter	15.14	13.84	.20
4th Quarter	15.97	13.92	.20

2012
1st Quarter	$15.64	$13.46	$.20
2nd Quarter	15.25	14.01	.20
3rd Quarter	15.35	14.30	.20
4th Quarter	15.90	14.90	.20

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,074,552	46.44	656,880
Equity compensation plans not approved by security holders	–	–	–
Total	1,074,552	46.44	656,880

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2008 through December 31, 2013 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index").  Cumulative total stockholder return assumes the reinvestment of all dividends.  Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulative Total Return

$250
$200
$150
$100
$50

	2008	2009	2010	2011	2012	2013
NHC	$100	$73	$97	$90	$106	$124
S & P 500	$100	$126	$146	$149	$172	$228
S & P Health Care Index	$100	$117	$118	$130	$150	$208

NHC   S & P 500   S & P Health Care Index

ITEM 6.  SELECTED FINANCIAL DATA

The following table represents selected financial information for the five years ended December 31, 2013.  The data for 2013, 2012 and 2011 has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements, accompanying footnotes and Management’s Discussion and Analysis.  Certain of the prior period amounts have been reclassified to conform to the 2013 financial data.

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Operating Data:
Net operating revenues	$788,957	$761,002	$773,242	$720,653	$673,202
Total costs and expenses	(716,876)	(692,766)	(694,391)	(663,026)	(622,330)
Non-operating income	30,095	25,245	20,533	23,340	16,784
Income before income taxes	102,176	93,481	99,384	80,967	67,656
Income tax provision	(37,563)	(34,181)	(34,394)	(28,272)	(27,607)
Net income	64,613	59,300	64,990	52,695	40,049
Dividends to preferred stockholders	(8,671)	(8,671)	(8,671)	(8,673)	(8,673)
Net income available to common stockholders	55,942	50,629	56,319	44,022	31,376

Earnings per common share:
Basic	$4.05	$3.65	$4.09	$3.22	$2.31
Diluted	3.87	3.57	3.96	3.22	2.31

Cash dividends declared:
Per preferred share	$.80	$.80	$.80	$.80	$.80
Per common share	1.26	2.20	1.18	1.10	1.02

Balance Sheet Data:
Total assets	$980,725	$924,700	$870,424	$829,505	$788,532
Accrued risk reserves	110,557	110,331	98,732	105,549	107,456
Long-term debt	10,000	10,000	10,000	10,000	10,000
Stockholders’ equity	688,112	656,148	606,869	555,361	519,994

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of post-acute care and senior health care services.  At December 31, 2013 we operate or manage 69 skilled nursing facilities with 8,943 beds in nine states and provide various services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide health care services to patients in a variety of settings including skilled nursing facilities, managed care specialty units, sub-acute care units, Alzheimer's care units, assisted living centers, independent living centers, and homecare services.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide management services, accounting services and insurance services to third party owners of skilled nursing facilities.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Medicare Reimbursement Rate Changes

In July 2012, CMS released its skilled nursing facility PPS update for the fiscal year 2013, which began October 1, 2012.  The notice provided a 1.8% rate update, which reflects a 2.5% market basket increase that is reduced under the ACA by a 0.7% multifactor productivity adjustment.  CMS estimated the update will increase overall payments to skilled nursing facilities in fiscal year 2013 by $670 million compared to fiscal year 2012 levels. The notice also provides an update to certain fiscal year 2012 policy changes involving recalibration of the parity adjustment, reallocation of group therapy time, and changes to the MDS 3.0 patient assessment instrument.

On April 1, 2013, the automatic 2% cuts (known as "sequestration") began for Medicare providers.  The resulting decrease in revenue on our consolidated statement of income was approximately $3,750,000 for the 2013 calendar year, or $1,250,000 per quarter.  We are unable to predict the financial impact of other cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

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

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities.  The overall average census in owned and leased skilled nursing facilities for 2013 was 89.2% compared to 90.1% and 90.6% in 2012 and 2011, respectively.  Increased availability of assisted living facilities, as well as the rapid growth of home and community based services, has amplified the challenge of maintaining desirable patient census levels.  Management has undertaken a number of steps in order to best position our current and future health care facilities.  This includes working internally to examine and improve systems to be most responsive to referral sources and payors.  Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post-acute alliances in positioning ourselves to be an active participant in the health delivery systems as they develop.

Development and Growth

We are undertaking to expand our long-term care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Assisted Living	New Facility	75 Units	Columbia, SC	May, 2011
Assisted Living	Addition	46 Units	Franklin, TN	June, 2011
Hospice	Acquisition	Additional 7.5% interest in Caris HealthCare LP	Knoxville, TN	December, 2011
Hospice	Acquisition	Additional 7.5% interest in Caris HealthCare LP	Knoxville, TN	June, 2012
SNF	Acquisition	106 Beds	Columbia, TN	September, 2013
SNF	Acquisition	92 Beds	Columbia, TN	September, 2013
SNF	Acquisition	139 Beds	Knoxville, TN	September, 2013
SNF	Acquisition	107 Beds	Springfield, TN	September, 2013
SNF	Acquisition	94 Beds	Madisonville, KY	September, 2013
SNF	Acquisition	112 Beds	Rossville, GA	September, 2013
SNF	New Facility	90 Beds	Tullahoma, TN	October, 2013
SNF	Addition	50 Beds	Lexington, SC	December, 2013
SNF	New Facility	92 Beds	Sumner County, TN	Under construction
Assisted Living	New Facility	60 Units	Sumner County, TN	Under construction
Assisted Living	New Facility	85 Units	Augusta, GA	Under construction

In the fourth quarter of 2013, we opened a 90-bed skilled nursing facility in Tullahoma, Tennessee and began construction on a 92-bed skilled nursing facility and 60-unit assisted living community in Sumner County, Tennessee.  In early 2014, we anticipate starting construction on a 52-bed transitional care center in Kingsport, Tennessee and a 90-bed skilled nursing facility and an 80-unit assisted living community in Nashville, Tennessee.

In addition, we entered into a partnership with RSF Partners, Inc., and Flournoy Development, Inc. to build and operate an 85-unit assisted living community ("Camellia Walk") in Augusta, Georgia.  Camellia Walk is currently under construction and plans to open in the second quarter of 2014.

We also entered into a partnership with Reliant Healthcare, LLC to develop and operate a 14-bed psychiatric hospital focusing on geriatric care in Osage Beach, Missouri.  This project is projected to open in the first or second quarter of 2014.

Also in 2013, a CON was approved that will be used to build a replacement center (SNF) that would combine the current 92 beds of NHC Hillview (Columbia, TN) with 20 beds from the existing skilled nursing unit at Maury Regional Medical Center.  The resulting replacement center would be a partnership between NHC and Maury Regional Medical Center.

During 2014 we will also apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or by the purchase of existing health care centers.  We will also evaluate the feasibility of construction of new assisted living facilities in select markets.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $110,557,000 and $110,331,000 at December 31, 2013 and 2012, respectively, and are a primary area of management focus.  We have set aside restricted cash and marketable securities to fund our professional liability and workers’ compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Continuing Care Retirement Communities – Refundable Advance Fees

Effective January 1, 2013, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of ASU No. 2012-01, Continuing Care Retirement Communities — Refundable Advance Fees. This standard is intended to clarify the accounting for advance fees (“entrance fees”) received by a continuing care retirement community (“CCRC”). The updated guidance states the estimated amount of entrance fees that are expected to be refunded to current CCRC residents under the terms of the resident agreements shall be accounted for and reported as a liability (“refundable entrance fees”).  Previously, we accounted for both the 10% non-refundable and the refundable portions of the entrance fees as deferred revenue, amortizing the deferred revenue over the life expectancy of the resident and the estimated useful life of the building, respectively, in accordance with ASC Topic 954-430, Health Care Entities-Deferred Revenue.  The Company believes recording the refundable entrance fees as a liability, which includes 90% of the original entry fee paid plus 40% of any estimated appreciation if the apartment exceeds the original resident’s entry fee, more clearly aligns how we have historically operated the CCRC.  Also, with the adoption of ASU No. 2012-01, our future service obligation calculation for the CCRC was modified.  Because the future service obligation calculation includes an offset for unamortized deferred revenue, the reclassification of refundable entrance fee amounts from deferred revenue to a liability has a direct impact on the future revenues input of the calculation.  With the loss of deferred revenue, the present value of the CCRC’s expenses exceeds the present value of the CCRC’s revenues, which creates the recording of a future service obligation.  See Note 1 to the consolidated financial statements for further detail outlining the retrospective changes made to conform to the 2013 presentation.

Revenue Recognition - Third Party Payors

Approximately 65% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $21,619,000 and $19,267,000 as of December 31, 2013 and 2012, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Professional liability remains an area of particular concern to us.  The entire health care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of December 31, 2013, we and/or our managed centers are defendants in 28 such claims inclusive of years 2003 through 2013.   It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all healthcare facilities owned or leased by us, and most healthcare facilities managed by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

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

Uncertain Tax Positions

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment.  We believe we have made adequate provision for unrecognized tax benefits related to uncertain tax positions including related penalties and interest.

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

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2013, 2012 and 2011.

Percentage of Net Revenues

	Year Ended December 31,
	2013	2012	2011
Revenues:
Net patient revenues	93.3%	92.7%	92.5%
Other revenues	6.7	7.3	7.5
Net operating revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	57.5	56.1	55.4
Other operating	24.7	25.8	25.5
Rent	5.0	5.2	5.1
Depreciation and amortization	3.6	3.8	3.7
Interest	0.0	0.1	0.1
Total costs and expenses	90.8	91.0	89.8
Income before non-operating income	9.2	9.0	10.2
Non-operating income	3.8	3.3	2.7
Income before income taxes	13.0	12.3	12.9
Income tax provision	(4.8)	(4.5)	(4.5)
Net income	8.2	7.8	8.4
Dividends to preferred stockholders	(1.1)	(1.1)	(1.1)
Net income available to common stockholders	7.1	6.7	7.3

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)

	2013 vs. 2012		2012 vs. 2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$30,451	4.3	$(10,103)	(1.4)
Other revenues	(2,496)	(4.5)	(2,137)	(3.7)
Net operating revenues	27,955	3.7	(12,240)	(1.6)
Costs and Expenses:
Salaries, wages and benefits	26,626	6.2	(1,738)	(0.4)
Other operating	(1,241)	(0.6)	(409)	(0.2)
Rent	94	0.2	(381)	(1.0)
Depreciation and amortization	(1,245)	(4.2)	891	3.1
Interest	(124)	(27.3)	12	2.7
Total costs and expenses	24,110	3.5	(1,625)	(0.2)
Income before non-operating income	3,845	5.6	(10,615)	(13.5)
Non-operating income	4,850	19.2	4,712	22.9
Income before income taxes	8,695	9.3	(5,903)	(5.9)
Income tax provision	3,382	9.9	(213)	(0.6)
Net income	5,313	9.0	(5,690)	(8.8)
Dividends paid to preferred stockholders	–	–	–	–
Net income available to common stockholders	$5,313	10.5	$(5,690)	(10.1)

Approximately 65% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  As discussed above in the Application of Critical Accounting Policies section, amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries.  See Application of Critical Accounting Policies for discussion of the effects that this revenue concentration and the uncertainties related to such revenues have on our revenue recognition policies.

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

In August 2011 and pursuant to the Budget Control Act of 2011, Congress created a 12–member bipartisan committee called the Joint Select Committee on Deficit Reduction, or the Joint Committee. The Joint Committee was charged with issuing a formal recommendation by November 23, 2011 on how to reduce the federal deficit by at least $1.5 trillion over the next ten years.  The Committee concluded their work in November 2011 and was not able to reach a bipartisan agreement before the Committee’s deadline period.  This failure by the Committee has triggered automatic reductions (known as “sequestration”) in discretionary and mandatory spending that started April 1, 2013, including reductions of not more than 2% to payments to Medicare providers.

Medicare – Skilled Nursing Facilities

In July 2012, CMS released its skilled nursing facility PPS update for the fiscal year 2013, which began October 1, 2012.  The notice provided a 1.8% rate update, which reflects a 2.5% market basket increase that is reduced under the ACA by a 0.7% multifactor productivity adjustment.  CMS estimated the update would increase overall payments to skilled nursing facilities in fiscal year 2013 by $670 million compared to fiscal year 2012 levels. The notice also provided an update to certain fiscal year 2012 policy changes involving recalibration of the parity adjustment, reallocation of group therapy time, and changes to the MDS 3.0 patient assessment instrument.

On April 1, 2013, the automatic 2% cuts (known as "sequestration") began for Medicare providers.  The resulting decrease in revenue to our skilled nursing facilities was approximately $3,000,000 for the 2013 calendar year, or $1,000,000 per quarter.  We are unable to predict the financial impact of other cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

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

For 2013, our average Medicare per diem rate for skilled nursing facilities decreased 0.2% compared to the same period in 2012.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Medicare – Homecare Programs

In November 2012, CMS issued a final rule to update and revise reimbursement rates for the calendar year 2013. The final rule included a 2.3% market basket increase, a 1% reduction mandated by the ACA, and a negative 1.32% case-mix adjustment.  The net effect of these changes is a 0.04% decrease in the base reimbursement rate.  Additionally, the wage index was updated which impacts providers differently depending on their geographic location and changes were made to outlier eligibility standards. In total, CMS estimated the effect of these changes will result in a 0.01% reduction in reimbursement to home health providers.

On April 1, 2013, the automatic 2% Medicare cuts began for homecare providers.  The resulting decrease in revenue to our homecare programs was approximately $750,000 for the nine months of the 2013 calendar year, or $250,000 per quarter.

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

 Effective October 1, 2012 and for the fiscal year 2013, South Carolina implemented specific individual nursing facility rate increases.  The resulting increase in revenue beginning October 1, 2012 was approximately $1,660,000 annually, or $415,000 per quarter.

Effective October 1, 2013 and for the fiscal year 2014, South Carolina implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning October 1, 2013 will be approximately $1,540,000 annually, or $385,000 per quarter.

There was no rate increase or decrease implemented during the 2013 calendar year for the Medicaid program in the state of Missouri.

Overall our average Medicaid per diem increased 3.5% in 2013 compared to 2012. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  The DRA includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

2013 Compared to 2012

Results for 2013 compared to 2012 include a 3.7% increase in net operating revenues and a 9.3% increase in income before income taxes.

The overall average census in owned and leased skilled nursing facilities for 2013 was 89.2% compared to 90.1% in 2012.  The average skilled nursing facility per diem increased 2.9% in 2013 compared to 2012.  The average per diem increase consisted of:  Medicare and Managed Care per diem rates decreased 0.2% and 0.5%, respectively, in 2013 compared to 2012.  Medicaid and private pay per diem rates increased 3.5% and 6.3%, respectively, in 2013 compared to 2012.

Net patient revenues increased $30,451,000, or 4.3%, compared to the prior year.  In addition to our average skilled nursing facility per diem increasing, we began leasing and operating seven skilled nursing facilities and one assisted living facility in Massachusetts and New Hampshire on September 1, 2013.  NHC was previously managing these eight facilities prior to the Company leasing and operating them.  We also opened a newly constructed skilled nursing facility in Tullahoma, Tennessee during the fourth quarter of 2013.  These nine newly acquired or constructed facilities helped increase net patient revenues by $21,370,000.  Homecare services, which had increased Medicare episodes and patient visits in 2013, also helped increase net patient revenues by approximately $5,340,000.

Other revenues this year decreased $2,496,000, or 4.5%, to $53,120,000.  Other revenues in 2013 include management and accounting service fees of $18,160,000 ($20,042,000 in 2012) and insurance services revenue of $15,143,000 ($15,671,000 in 2012).  Rental income was $19,132,000 in 2013 ($19,314,000 in 2012).

At December 31, 2013, NHC provides management services for seven skilled nursing centers, one assisted living community, and one independent living community.  At December 31, 2012, NHC provided management services for twenty-one skilled nursing centers, four assisted living communities, and two independent living communities.  Of the healthcare facilities the Company is no longer managing, seven skilled nursing facilities and one assisted living facility transitioned from management services contracts to the Company operating the facilities on September 1, 2013.  As of September 1, 2013 and thereafter, the revenues from these eight facilities are shown in net patient revenues and not in other revenues where management fees are classified.  Therefore and as of December 31, 2013, NHC is no longer providing management services to seven skilled nursing facilities, two assisted living communities, and one independent living community; all of which were part of the SeniorTrust non-profit organization and were sold to other parties.

The discontinuation of management and insurance services to the SeniorTrust facilities caused other revenues to decrease by approximately $5,047,000 in 2013 compared to 2012.  Other revenues increased by approximately $2,769,000 as a result of a workers compensation insurance settlement with one of the states in which we insure third party operators.

Other revenues are further detailed in Note 4 of the consolidated financial statements.  As discussed in Note 4 and Note 16 of this Form 10–K, NHC has discontinued our relationship with certain non-profit organizations and we estimate our future results of operations and cash flows to be adversely affected.  The Company estimates the discontinuation of management fees and insurance services will decrease income before income taxes by approximately $2,200,000 on an annual basis, or $1,350,000 net of income taxes annually.

Total costs and expenses for 2013 increased $24,110,000 or 3.5%, to $716,876,000 from $692,766,000 in 2012. Salaries, wages and benefits, the largest operating costs of the company, increased $26,626,000, or 6.2%, to $453,560,000 from $426,934,000.  Other operating expenses decreased $1,241,000, or 0.6%, to $194,989,000 for 2013 compared to $196,230,000 in 2012.  Rent expense increased $94,000, or 0.2%, to $39,449,000.  Depreciation and amortization decreased 4.2% to $28,547,000.  Interest costs increased to $331,000.

Salaries, wages and benefits as a percentage of net operating revenue was 57.5% and 56.1% for the years ended December 31, 2013 and 2012, respectively.  The increase in salaries, wages and benefits is primarily due to the new operations of the eight leased healthcare facilities in Massachusetts and New Hampshire, along with the newly constructed Tullahoma, Tennessee skilled nursing facility ($14,966,000).  We also had increased numbers of employees for certain of our patient care services and inflationary wage increases for the Company’s partners.

Other operating expense as a percentage of net operating revenues was 24.7% and 25.8% for the years ended December 31, 2013 and 2012, respectively.  The decrease in other operating expenses for 2013 is primarily due to the favorable results within our accrued risk reserves of $9,634,000 and the cost saving measures that continue to be implemented at our skilled nursing facilities ($4,519,000).  These decreases were offset by the increased cost of the new operations of the eight leased healthcare facilities in Massachusetts and New Hampshire and the newly constructed Tullahoma, Tennessee skilled nursing facility in the amount of $6,575,000, an unfavorable future service obligation adjustment in our continuing care retirement center of $4,359,000.

Rent expense in 2013 increased by approximately $94,000 compared to the prior year.  The eight new healthcare facilities we began leasing and operating from NHI on September 1, 2013 increased rent expense $1,150,000 compared to 2012.  In a separate transaction on September 1, 2013, we purchased six skilled nursing facilities from NHI for $21 million, which lowered rent expense by approximately $1,107,000 compared to 2012.  The net of the two transactions leaves a slight increase in rent expense for 2013 when compared to the prior year.

Non-operating income in 2013 increased $4,850,000, or 19.2%, to $30,095,000, as further detailed in Note 5 of the consolidated financial statements.  The increase is primarily due to the gain on the recovery of notes receivable ($5,454,000) from the collection of certain notes receivable NHC had previously written down.  We also acquired an additional 7.5% non-controlling ownership interest in Caris effective June 1, 2012; therefore, we have twelve months of equity in earnings for the 2013 period related to the additional 7.5% ownership interest compared to seven months for the 2012 period.

The income tax provision for 2013 is $37,563,000 (an effective income tax rate of 36.8%).  The income tax provision and effective tax rate for 2013 were unfavorably impacted by adjustments to unrecognized tax benefits of $1,107,000 and permanent differences of $(26,000) including nondeductible expenses resulting in an increase in the provision.  The income tax provision and effective tax rate for 2013 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,605,000 or 1.6% of income before taxes in 2013.

The income tax provision for 2012 is $34,181,000 (an effective tax rate of 36.6%).  The income tax provision and effective tax rate for 2012 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,187,000 or 3.4% of income before taxes in 2012.  The income tax provision and effective tax rate for 2012 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $409,000 composed of $55,000 tax and $354,000 interest and penalties or 0.4% of income before taxes in 2012.  The income tax provision and effective tax rate for 2012 were also unfavorably impacted by nondeductible expenses and permanent differences of $980,000 or 1.0% of income before taxes in 2012.

The effective tax rate for 2014 is expected to be in the range of 35% to 39%.

2012 Compared to 2011

Results for 2012 compared to 2011 include a 1.6% decrease in net operating revenues and a 5.9% decrease in income before income taxes.  For comparative purposes, other operating expenses for the 2011 year included a favorable result within our accrued risk reserves of $10,500,000, thus lowering the 2011 expense.  Excluding this adjustment, the year ended December 31, 2012 would have reflected an increase of 5.2% in income before taxes compared to 2011.

The overall average census in owned and leased skilled nursing facilities for 2012 was 90.1% compared to 90.6% in 2011.  The average skilled nursing facility per diem increased 0.9% in 2012 compared to 2011.  The average per diem increase consisted of:  Medicare and Managed Care per diem rates decreased 4.9% and 1.6%, respectively, in 2012 compared to 2011.  Medicaid and private pay per diem rates increased 1.4% and 3.5%, respectively, in 2012 compared to 2011.  The Medicare per diem rate decrease is due to the 11.1% rate reduction in fiscal year 2012, but is partially offset by the increased acuity levels of our patients.

Net patient revenues decreased $10,103,000, or 1.4%, compared to the prior year.  The decrease in net patient revenues for 2012 is primarily due to the assignment of our Solaris Hospice business to Caris effective January 1, 2012.  There was $14,151,000 of net patient revenues recorded for the Solaris Hospice entities for the year ended December 31, 2011.  The increase in our earnings in equity recorded from Caris is presented in “non–operating income” in our consolidated statements of income.  Also, two newly constructed assisted living projects placed into service in 2011 helped increase net patient revenues $3,743,000 in 2012.

Other revenues in 2012 decreased $2,137,000, or 3.7%, to $55,616,000.  Other revenues in 2012 include management and accounting service fees of $20,042,000 ($21,601,000 in 2011) and insurance services revenue of $15,671,000 ($15,657,000 in 2011).  Rental income was $19,039,000 in 2012 ($19,124,000 in 2011).  NHC provided management services for 21 skilled nursing centers, four assisted living communities, and two independent living communities in 2012 and 2011.  We also provided accounting and financial services to 28 healthcare facilities in 2012 and 2011.  See Application of Critical Accounting Policies, Revenue Recognition - Subordination of Fees and Uncertain Collections and Note 4 of the consolidated financial statements for a discussion of the factors that may cause management fee revenues to fluctuate from period to period.

Total costs and expenses for 2012 decreased $1,625,000, or 0.2%, to $692,766,000 from $694,391,000 in 2011. Salaries, wages and benefits, the largest operating costs of the company, decreased $1,738,000, or 0.4%, to $426,934,000 from $428,672,000.  Other operating expenses decreased $409,000, or 0.2%, to $196,230,000 for 2012 compared to $196,639,000 in 2011.  Rent expense decreased $381,000, or 1.0%, to $39,355,000.  Depreciation and amortization increased 3.1% to $29,792,000.  Interest costs increased to $455,000.

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

Other operating expense as a percentage of net operating revenues was 25.8% and 25.4% for the years ended December 31, 2012 and 2011, respectively.  As discussed above, other operating expenses for the 2011 year included a nonrecurring favorable result within our accrued risk reserves of $10,500,000, thus lowering the 2011 expense.  Excluding this adjustment, other operating expense would have decreased $10,909,000 in 2012 compared to 2011.  The decrease in 2012 is primarily due to the cost saving measures implemented at our skilled nursing facilities ($2,773,000).  Also, the assignment of our Solaris Hospice entities to Caris also decreased other operating expense $6,065,000 in 2012 compared to 2011.

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

The income tax provision for 2012 is $34,181,000 (an effective tax rate of 36.6%).  The income tax provision and effective tax rate for 2012 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,187,000 or 3.4% of income before taxes in 2012.  The income tax provision and effective tax rate for 2012 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $409,000 composed of $55,000 tax and $354,000 interest and penalties or 0.4% of income before taxes in 2012.  The income tax provision and effective tax rate for 2012 were also unfavorably impacted by nondeductible expenses and permanent differences of $980,000 or 1.0% of income before taxes in 2012.

The income tax provision for 2011 was $34,394,000 (an effective tax rate of 34.6%).  The income tax provision and effective tax rate for 2011 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $3,992,000 or 4.0% of income before taxes in 2011.  The income tax provision and effective tax rate for 2011 were unfavorably impacted by adjustments to unrecognized tax benefits resulting in an increase in the tax provision of $85,000 composed of $351,000 tax and $(266,000) interest and penalties or 0.1% of income before taxes in 2011.

Liquidity, Capital Resources and Financial Condition

Sources and Uses of Funds

Our primary sources of cash include revenues from the healthcare and senior living facilities we operate, homecare services, insurance services, management services and accounting services.  Our primary uses of cash include salaries, wages and benefits, operating costs of the healthcare facilities we operate, the cost of additions to and acquisitions of real property, rent expenses, and dividend distributions.  These sources and uses of cash are reflected in our consolidated statements of cash flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended	Two Year Change
	12/31/13	12/31/12	$	%	12/31/11	$	%
		(as adjusted)			(as adjusted)
Cash and cash equivalents at beginning of period	$66,701	$61,008	$5,693	9.3	$28,478	$38,223	134.2

Cash provided by operating activities	102,348	64,373	37,975	59.0	82,358	19,990	24.3

Cash used in investing activities	(56,300)	(31,225)	(25,075)	(80.3)	(31,746)	(24,554)	(77.3)

Cash used in financing activities	(31,044)	(27,455)	(3,589)	(13.1)	(18,082)	(12,962)	(71.9)

Cash and cash equivalents at end of period	$81,705	$66,701	$15,004	22.5	$61,008	$20,697	33.9

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2013 was $102,348,000 as compared to $64,373,000 and $82,358,000 for the years ended December 31, 2012 and 2011, respectively.  Cash provided by operating activities consisted of net income of $64,613,000, adjustments for non-cash items of $29,459,000 and $8,276,000 provided by working capital and other activities.  Working capital primarily consisted of an increase in restricted cash and cash equivalents of $10,405,000, an increase in accounts receivable of $13,778,000, an increase in accrued payroll of $26,219,000, and a decrease in other current liabilities of $6,627,000.

The increase in restricted cash and cash equivalents is from NHC and other healthcare facilities paying insurance premiums into NHC insurance companies, which restrict the cash payment.  The increase in accounts receivable is primarily from the new operations of the eight leased healthcare facilities in Massachusetts and New Hampshire, along with the newly constructed Tullahoma, Tennessee skilled nursing facility that opened during the fourth quarter of 2013.  The decrease in accrued payroll is due to the timing of payroll and incentive compensation payments.  A portion of the incentive bonuses earned in 2012 were paid in December 2012, ahead of the income tax increases that were to take place in 2013; thus lowering the 2012 accrued payroll balance.  The decrease in other current liabilities is due primarily from the settlement of the SeniorTrust and ElderTrust litigation and also the positive settlement regarding workers compensation claims in one of the states in which we insure third party operators.

Investing Activities

Cash used in investing activities totaled $56,300,000 for the year ended December 31, 2013, as compared to $31,225,000 and $31,746,000 for the years ended December 31, 2012 and 2011, respectively.  Cash used for property and equipment additions was $43,438,000, $22,003,000, and $23,372,000 for the years ended December 31, 2013 and 2012 and 2011, respectively.  On September 1, 2013, NHC purchased six skilled nursing facilities from NHI for $21 million in cash.  Net cash provided by collections of notes receivable was $11,865,000 in 2013 compared to $660,000 and $1,222,000 in 2012 and 2011, respectively.  Purchases and sales of marketable securities resulted in a net use of cash of $3,727,000 compared to $2,382,000 and $2,096,000 in 2012 and 2011, respectively.

Construction costs included in additions to property and equipment in 2013 include $9,032,000 for the construction of the 90 bed skilled nursing facility in Tullahoma, Tennessee, $6,289,000 for the 50 bed addition to our skilled nursing facility in Lexington, South Carolina, $3,519,000 for the land and acquisition costs of a future development site in Nashville, Tennessee, and $2,990,000 for the acquisition and future renovation of a 52-bed transitional care center in Kingsport, Tennessee.

The collections of notes receivable increased substantially in 2013 due to the payoff of four promissory notes in the amount of $10,587,000. The purchases of marketable securities were funded from restricted cash and cash equivalents to earn a better rate of return.

Financing Activities

Net cash used in financing activities totaled $31,044,000, $27,455,000 and $18,082,000 for the years ended December 31, 2013, 2012, and 2011, respectively.  Dividends paid to common stockholders for the 2013 year were $17,469,000 compared to $30,849,000 and $15,952,000 in 2012 and 2011, respectively.  On December 21, 2012, the Company paid a special cash dividend of $1.00 per share, which used approximately $14,137,000 of cash.  Dividends paid to preferred stockholders were $8,671,000 in 2013, 2012, and 2011.  On February 19, 2013, the Company repurchased 100,000 shares of common stock for a total cost of $4,700,000.  Proceeds from the issuance of common stock, primarily from the exercise of stock options, totaled $991,000 in 2013 compared to $13,412,000 and $8,392,000 for 2012 and 2011, respectively.  Entrance fee deposits for our continuing care retirement center provided cash of $40,000 in 2013, compared to 2012 and 2011, respectively, where entrance fee refunds were issued in the amount of $1,310,000, and $1,704,000.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2013 are as follows (in 000’s):

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt principal	$10,000	$–	$–	$10,000	$–
Long-term debt – interest	1,104	276	552	276	–
Construction obligations	24,661	24,661	–	–	–
Operating leases	450,350	34,200	68,400	68,400	279,350
Total contractual cash obligations	$486,115	$59,137	$68,952	$78,676	$279,350

Income taxes payable for uncertain tax positions under ASC 740 of $4,200,000 attributable to permanent differences, at December 31, 2013 has not been included in the above table because of the inability to estimate the period in which payment is expected to occur.  See Note 13 of the consolidated financial statements for a discussion on income taxes.

Short-term liquidity

Effective October 23, 2013, we extended the maturity of our $75,000,000 revolving credit agreement to October 22, 2014.  At December 31, 2013, we do not have any funds borrowed against the credit agreement.  The entire amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $81,705,000, marketable securities of $105,009,000 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.

Long-term liquidity

Our $75,000,000 revolving credit agreement matures on October 22, 2014.  We currently anticipate renewing the credit agreement at that time.  While we have had no indication from the lender there is any question about renewal, there has been no commitment at this time.  We entered into this loan originally on October 30, 2007, and have renewed the loan six times, with a one year maturity.  At the inception and at each renewal, the lender offered alternative notes with longer maturities, but the Company chose a one-year maturity because of the terms.  If we have an outstanding balance and are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt obligations.  This will limit our ability to fund future growth opportunities.

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

See Note 16 to the consolidated financial statements for additional information on pending litigation and other contingencies.

Guarantees

We started paying quarterly dividends in the second quarter of 2004.  Although we intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.

At December 31, 2013, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit.  We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2013, we did not participate in any such financial investments.

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

Interest Rate Risk

The fair values of our fixed-income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At December 31, 2013, we have available for sale debt marketable securities in the amount of $142,003,000.  The fixed maturity portfolio is comprised of investments with primarily short-term and intermediate-term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet obligations.  At December 31, 2013, our debt marketable securities had gross unrealized gains of $869,000 and gross unrealized losses of $2,751,000.

As of December 31, 2013, both our long-term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long-term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75 million and our outstanding long-term debt, a 1% change in interest rates would change our interest cost by approximately $850,000.

Approximately $4.8 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $48,000.

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

Credit Risk

Credit risk is managed by diversifying the fixed maturity portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings.  Corporate debt securities and commercial mortgage-backed securities comprise approximately 64.4% of the fair value of the fixed maturity portfolio.  At December 31, 2013, the credit quality ratings for our fixed maturity portfolio consisted of the following investment grades (as a percent of fair value): 33.3% AAA rated, 19.4% AA rated, 39.5% A rated, and 2.5% BBB rated.

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At December 31, 2013, the fair value of our equity marketable securities is approximately $105,009,000.  Of the $105.0 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $91,479,000, or 87.1%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $10,500,000.  At December 31, 2013, our equity marketable securities had unrealized gains of $74,833,000.  Of the $74,833,000 unrealized gains, $66,745,000 is related to NHI.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index and Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National HealthCare Corporation at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National HealthCare Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 21, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 21, 2014

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:		(as adjusted)	(as adjusted)
Net patient revenues	$735,837	$705,386	$715,489
Other revenues	53,120	55,616	57,753
Net operating revenues	788,957	761,002	773,242

Costs and Expenses:
Salaries, wages and benefits	453,560	426,934	428,672
Other operating	194,989	196,230	196,639
Facility rent	39,449	39,355	39,736
Depreciation and amortization	28,547	29,792	28,901
Interest	331	455	443
Total costs and expenses	716,876	692,766	694,391

Income Before Non-Operating Income	72,081	68,236	78,851
Non-Operating Income	30,095	25,245	20,533

Income Before Income Taxes	102,176	93,481	99,384
Income Tax Provision	(37,563)	(34,181)	(34,394)
Net Income	64,613	59,300	64,990

Dividends to Preferred Stockholders	(8,671)	(8,671)	(8,671)

Net Income Available to Common Stockholders	$55,942	$50,629	$56,319

Earnings Per Common Share:
Basic	$4.05	$3.65	$4.09
Diluted	$3.87	$3.57	$3.96

Weighted Average Common Shares Outstanding:
Basic	13,829,626	13,852,709	13,774,628
Diluted	16,698,803	16,598,816	16,414,023

Dividends Declared Per Common Share	$1.26	$2.20	$1.18

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2013	2012	2011
		(as adjusted)	(as adjusted)
Net Income	$64,613	$59,300	$64,990

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investments in marketable securities	(7,211)	24,739	1,352
Reclassification adjustment for realized gains on sale of securities	(39)	(1,640)	(754)
Income tax (expense) benefit related to items of other comprehensive income (loss)	2,627	(8,993)	(183)
Other comprehensive income (loss), net of tax	(4,623)	14,106	415

Comprehensive Income	$59,990	$73,406	$65,405

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2013	2012
Assets		(as adjusted)
Current Assets:
Cash and cash equivalents	$81,705	$66,701
Restricted cash and cash equivalents	13,929	11,563
Marketable securities	105,009	107,250
Restricted marketable securities	142,003	135,207
Accounts receivable, less allowance for doubtful
accounts of $4,972 and $3,166, respectively	85,511	76,959
Inventories	7,146	6,660
Prepaid expenses and other assets	1,208	1,132
Notes receivable	417	5,840
Federal income tax receivable	-	5,933
Total current assets	436,928	417,245

Property and Equipment:
Property and equipment, at cost	734,682	675,455
Accumulated depreciation and amortization	(277,884)	(254,548)
Net property and equipment	456,798	420,907

Other Assets:
Deposits	1,153	143
Goodwill	17,600	17,600
Notes receivable	14,961	15,949
Deferred income taxes	14,531	12,817
Investments in limited liability companies	38,754	40,039
Total other assets	86,999	86,548
Total assets	$980,725	$924,700

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Liabilities and Stockholders’ Equity		(as adjusted)
Current Liabilities:
Trade accounts payable	$13,050	$10,555
Accrued payroll	63,462	37,243
Amounts due to third party payors	21,619	19,267
Accrued risk reserves	110,557	110,331
Deferred income taxes	21,157	24,474
Other current liabilities	13,784	20,411
Dividends payable	6,730	6,480
Total current liabilities	250,359	228,761

Long-term debt	10,000	10,000
Refundable entrance fees	10,720	10,680
Obligation to provide future services	3,689	1,791
Other noncurrent liabilities	14,525	13,890

Deferred revenue	3,320	3,430

Stockholders’ Equity:
Series A convertible preferred stock; $.01 par value; 25,000,000 shares authorized; 10,837,665 and 10,838,412 shares, respectively, issued and outstanding; stated at liquidation value of $15.75 per share	170,510	170,514
Common stock, $.01 par value; 30,000,000 shares authorized; 14,078,028 and 14,158,127 shares, respectively, issued and outstanding	140	141
Capital in excess of par value	153,061	154,692
Retained earnings	318,216	279,993
Accumulated other comprehensive income	46,185	50,808
Total stockholders’ equity	688,112	656,148
Total liabilities and stockholders’ equity	$980,725	$924,700

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:		(as adjusted)	(as adjusted)
Net income	$64,613	$59,300	$64,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,547	29,792	28,901
Provision for doubtful accounts receivable	5,226	2,455	2,430
Equity in earnings of unconsolidated investments	(14,188)	(13,616)	(9,674)
Distributions from unconsolidated investments	15,473	6,317	10,828
Gains on sale of marketable securities	(39)	(1,640)	(754)
Gain on recovery of notes receivable	(5,454)	-	-
Deferred income taxes	(2,404)	1,416	2,577
Stock-based compensation	2,298	2,366	2,751
Changes in operating assets and liabilities, net of the effect of acquisitions:
Restricted cash and cash equivalents	(10,405)	(7,636)	(7,830)
Accounts receivable	(13,778)	(7,263)	5,032
Income tax receivable	5,933	537	(3,779)
Inventories	(486)	759	434
Prepaid expenses and other assets	(76)	(77)	169
Trade accounts payable	2,495	831	(1,113)
Accrued payroll	26,219	(16,418)	2,008
Amounts due to third party payors	2,352	481	(860)
Other current liabilities and accrued risk reserves	(6,401)	11,675	(9,129)
Obligation to provide future services	1,898	(2,461)	(1,800)
Other noncurrent liabilities	635	(2,354)	(2,617)
Deferred revenue	(110)	(91)	(206)
Net cash provided by operating activities	102,348	64,373	82,358
Cash Flows From Investing Activities:
Additions to and acquisitions of property and equipment	(43,438)	(22,003)	(23,372)
Acquisition of real estate of six skilled nursing facilities	(21,000)	-	-
Acquisition of non-controlling interest in hospice business	-	(7,500)	(7,500)
Collections of notes receivable, net	11,865	660	1,222
Decrease in restricted cash and cash equivalents	8,039	46,660	9,235
Purchases of marketable securities	(93,155)	(111,691)	(57,597)
Sale of marketable securities	81,389	62,649	46,266
Net cash used in investing activities	(56,300)	(31,225)	(31,746)
Cash Flows From Financing Activities:
Tax expense from stock-based compensation	(225)	(267)	(52)
Dividends paid to preferred stockholders	(8,671)	(8,671)	(8,671)
Dividends paid to common stockholders	(17,469)	(30,849)	(15,952)
Issuance of common shares	991	13,412	8,392
Repurchase of common shares	(4,700)	–	–
Entrance fee deposits (refunds)	40	(1,310)	(1,704)
(Increase) decrease in deposits	(1,010)	230	(95)
Net cash used in financing activities	(31,044)	(27,455)	(18,082)
Net Increase in Cash and Cash Equivalents	15,004	5,693	32,530
Cash and Cash Equivalents, Beginning of Period	66,701	61,008	28,478
Cash and Cash Equivalents, End of Period	$81,705	$66,701	$61,008

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued)

	Year Ended December 31,
(in thousands)	2013	2012	2011
Supplemental Information:
Cash payments for interest	$497	$383	$501

Cash payments for income taxes	34,273	34,142	40,798

Non-cash activities include:

Effective January 1, 2012, NHC assigned the assets and liabilities of eight Solaris Hospice programs to Caris in exchange for an additional limited partnership interest.
Current assets assigned	–	1,862	–
Property and equipment assigned	–	303	–
Current liabilities assigned	–	(799)	–
Goodwill	–	2,945	–
Investment in limited liability company	–	(4,311)	–

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity
Balance at January 1, 2011	10,840,608	$170,548	13,637,258	$136	$128,061	$220,329	$36,287	$555,361
Net income	–	–	–	–	–	64,990	–	64,990
Other comprehensive income	–	–	–	–	–	–	415	415
Stock-based compensation	–	–	–	–	2,751	–	–	2,751
Tax expense from exercise of stock options	–	–	–	–	(52)	–	–	(52)
Shares sold - options exercised	–	–	224,969	2	8,390	–	–	8,392
Shares issued in conversion of preferred stock to common stock	(2,118)	(33)	511	–	33	–	–	–
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,671)	–	(8,671)
Dividends declared to common stockholders ($1.18 per share)	–	–	–	–	–	(16,317)	–	(16,317)
Balance at December 31, 2011	10,838,490	$170,515	13,862,738	$138	$139,183	$260,331	$36,702	$606,869
Net income	–	–	–	–	–	59,300	–	59,300
Other comprehensive income	–	–	–	–	–	–	14,106	14,106
Stock-based compensation	–	–	–	–	2,366	–	–	2,366
Tax expense from exercise of stock options	–	–	–	–	(267)	–	–	(267)
Shares sold - options exercised	–	–	295,371	3	13,409	–	–	13,412
Shares issued in conversion of preferred stock to common stock	(78)	(1)	18	–	1	–	–	–
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,671)	–	(8,671)
Dividends declared to common stockholders ($2.20 per share)	–	–	–	–	–	(30,967)	–	(30,967)
Balance at December 31, 2012	10,838,412	$170,514	14,158,127	$141	$154,692	$279,993	$50,808	$656,148
Net income	–	–	–	–	–	64,613	–	64,613
Other comprehensive loss	–	–	–	–	–	–	(4,623)	(4,623)
Stock-based compensation	–	–	–	–	2,298	–	–	2,298
Tax expense from exercise of stock options	–	–	–	–	(225)	–	–	(225)
Shares sold – options exercised	–	–	19,722	–	991	–	–	991
Repurchase of common shares	–	–	(100,000)	(1)	(4,699)	–	–	(4,700)
Shares issued in conversion of preferred stock to common stock	(747)	(4)	179	–	4	–	–	–
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,671)	–	(8,671)
Dividends declared to common stockholders ($1.26 per share)	–	–	–	–	–	(17,719)	–	(17,719)
Balance at December 31, 2013	10,837,665	$170,510	14,078,028	$140	$153,061	$318,216	$46,185	$688,112

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

National HealthCare Corporation ("NHC" or "the Company") operates, manages or provides services to skilled nursing facilities and associated assisted living centers, retirement centers and home health care programs located in 10 Southeastern, Northeastern and Midwestern states in the United States.  The most significant part of our business relates to skilled and intermediate nursing care in which setting we provide assisted living and retirement services, rehabilitative therapy services, and home health care.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  The long-term health care environment has continually undergone changes with regard to Federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues.  We continually monitor these industry developments as well as other factors that affect our business.

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

As described in the guidance for accounting changes, the comparative consolidated financial statements of prior periods are adjusted to apply the new accounting method retrospectively.  The following tables present the effect on the consolidated financial statements of the accounting change that was retrospectively adopted on January 1, 2013:

Consolidated Balance Sheet (in thousands)
	Year Ended December 31, 2012
	As Previously Reported	Effect of Accounting Change	As Adjusted
Deferred income taxes	$10,564	$2,253	$12,817
Total assets	922,447	2,253	924,700

Refundable entrance fees	-	10,680	10,680
Deferred revenue	10,124	(6,694)	3,430
Obligation to provide future services	-	1,791	1,791
Retained earnings	283,517	(3,524)	279,993
Total stockholders' equity	659,672	(3,524)	656,148
Total liabilities and stockholders' equity	$922,447	$2,253	$924,700

Consolidated Statements of Income (in thousands, except share and per share amounts)
	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Previously Reported	Effect of Accounting Change	As Adjusted	As Previously Reported	Effect of Accounting Change	As Adjusted
Other revenues	$55,876	$(260)	$55,616	$58,048	$(295)	$57,753
Net operating revenues	761,262	(260)	761,002	773,537	(295)	773,242
Other operating expenses	(198,691)	2,461	(196,230)	(198,439)	1,800	(196,639)
Total costs and expenses	(695,227)	2,461	(692,766)	(696,191)	1,800	(694,391)
Income Before Non-Operating Income	66,035	2,201	68,236	77,346	1,505	78,851
Income Before Income Taxes	91,280	2,201	93,481	97,879	1,505	99,384
Income Tax Provision	(33,323)	(858)	(34,181)	(33,807)	(587)	(34,394)
Net Income	57,957	1,343	59,300	64,072	918	64,990
Net Income Available to Common Shareholders	$49,286	$1,343	$50,629	$55,401	$918	$56,319
Basic Earnings Per Share	$3.56	$0.09	$3.65	$4.02	$0.07	$4.09
Diluted Earnings Per Share	$3.49	$0.08	$3.57	$3.90	$0.06	$3.96

Consolidated Statements of Comprehensive Income (in thousands)
	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Previously Reported	Effect of Accounting Change	As Adjusted	As Previously Reported	Effect of Accounting Change	As Adjusted
Net Income	$57,957	$1,343	$59,300	$64,072	$918	$64,990
Comprehensive Income	$72,063	$1,343	$73,406	$64,487	$918	$65,405

Consolidated Statements of Cash Flows (in thousands)
	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Previously Reported	Effect of Accounting Change	As Adjusted	As Previously Reported	Effect of Accounting Change	As Adjusted
Cash Flows from Operating Activities:
Net Income	$57,957	$1,343	$59,300	$64,072	$918	$64,990
Deferred income taxes	558	858	1,416	1,990	587	2,577
Obligation to provide future services	-	(2,461)	(2,461)	-	(1,800)	(1,800)
Deferred revenue	(31)	(60)	(91)	(35)	(171)	(206)
Net cash provided by operating activities	64,693	(320)	64,373	82,824	(466)	82,358
Cash Flows From Financing Activities:
Entrance fee refunds	(1,630)	320	(1,310)	(2,170)	466	(1,704)
Net cash used in financing activities	$(27,775)	$320	$(27,455)	$(18,548)	$466	$(18,082)

Consolidated Statements of Stockholders' Equity (in thousands)
	Years Ended December 31, 2012 and 2011
	As Previously Reported	Effect of Accounting Change	As Adjusted
Retained Earnings
Balance at January 1, 2011	$226,114	$(5,785)	$220,329
Net income	64,072	918	64,990
Balance at December 31, 2011	265,198	(4,867)	260,331
Net income	57,957	1,343	59,300
Balance at December 31, 2012	$283,517	$(3,524)	$279,993

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

For private pay patients in skilled nursing, assisted living and independent living facilities, the Company bills one month in advance for room and board charges, with the remittance being due on receipt of the statement and generally by the 10th day of the month the services are performed. A portion of the episodic Medicare payments for home health services are also received in advance of the services being rendered.  All advance billings are initially deferred and then are recognized as revenue when the services are performed.

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

Medicare program revenues, as well as certain Medicaid program revenues, are subject to audit and retroactive adjustment by government representatives.  The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services.  The assignment of patients to the various RUG categories is subject to post-payment review by Medicare intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements.  We have made provisions of approximately $21,619,000 and $19,267,000 as of December 31, 2013 and 2012, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

Approximately 65% of our net patient revenues are derived from participation in Medicare and Medicaid programs and other government programs.

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

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of income.  The provisions for doubtful accounts were $5,226,000, $2,455,000, and $2,430,000 for 2013, 2012 and 2011, respectively.

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

Continuing Care Contracts and Refundable Entrance Fees

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contract provides that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees when residents relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of December 31, 2013 and December 31, 2012 were $10,720,000 and $10,680,000, respectively.

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

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National (as discussed in Note 3) and entrance fees that have been and are currently being received upon reservation and occupancy in the independent living centers we operate.  The non-refundable portion (10%) of the entrance fee is included in deferred revenue and is being recognized over the remaining life expectancies of the residents.

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

In July 2012, the FASB issued ASU No. 2012–01, which is included in the Codification under ASC subtopic 954-430, “Health Care Entities—Deferred Revenue”. This revised standard is intended to clarify the accounting for refundable advance fees (“refundable entrance fees”) received by a continuing care retirement community. The guidance states that refundable portion of entrance fees should be accounted for as deferred revenue when the refund of the fee is contingent upon the resale of the contract holder’s unit, limited to the proceeds received by the resale, and the legal environment and management’s policy and practice support the withholding of refunds under said conditions. In the event the refund is contingent upon reoccupancy, but not limited to the proceeds of the resale, then the fees should be accounted for and reported as a liability. This accounting standard update became effective beginning in our first quarter of fiscal 2013. The adoption of this accounting standard resulted in a change of accounting principle which was applied retrospectively, including the cumulative effect of this change recognized through beginning retained earnings.  See the beginning of Note 1 under “Change in Accounting Principle” for further discussion on the adoption of ASU No. 2012-01.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Leases

At December 31, 2013, we lease from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements.  As part of the first lease agreement, we sublease four Florida skilled nursing facilities to four separate corporations, none of which we own or control.

On January 1, 2007, a 15-year lease extension began which included three additional five-year renewal options.  On December 26, 2012, NHC extended the lease agreement through the first of the three additional five-year renewal options, which extended the lease date through 2026.  The two additional five-year renewal options on the lease still remain.  Under the terms of the lease, base rent totals $30,750,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.  The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis.  Percentage rent expense for 2013, 2012, and 2011 was approximately $2,526,000, $2,591,000, and $2,969,000, respectively.

On September 1, 2013 and under the second lease agreement, NHC began operating seven skilled nursing facilities in New Hampshire and Massachusetts.  The 15 year lease term consists of base rent of $3,450,000 annually with rent escalating by 4% of the increase in facility revenue over a 2014 base year.  Additionally, NHC has the option to purchase the seven facilities from NHI in the 13th year of the lease for a purchase price of $49,000.000.

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

Base rent expense under both lease agreements totals $34,200,000.  At December 31, 2013, the approximate future minimum base rent to be paid by us on non-cancelable operating leases with NHI are as follows:

	Total Commitments Including Florida Facilities	Total Commitments Excluding Florida Facilities
2014	$34,200,000	$29,448,000
2015	34,200,000	29,448,000
2016	34,200,000	34,200,000
2017	34,200,000	34,200,000
2018	34,200,000	34,200,000
Thereafter	279,350,000	279,350,000

Investment in NHI Common Stock

At December 31, 2013 and 2012, we own 1,630,642 shares (or 5.9%) of NHI’s outstanding common stock.  We account for our investment in NHI common stock as available for sale marketable securities in accordance with the provisions of ASC Topic 320, Investments.

Asset Acquisition from NHI

On September 1, 2013, NHC purchased the real property of six skilled nursing facilities from NHI for $21 million in cash.  The six facilities, which are located in Columbia (2), Knoxville and Springfield, Tennessee; Madisonville, Kentucky and Rossville, Georgia, had been leased and operated by NHC since 1991 and have a total of 650 beds.  With the purchase of the six skilled nursing facilities, NHC’s lease payment under the first lease agreement decreased annually by $2.95 million.

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

Management Contracts

We currently manage five skilled nursing facilities for National under a management contract.  We manage the centers for management fees that are comparable to those in the industry.  The management contract has been extended until January 1, 2018.  See Note 4 for additional information regarding management fees recognized from National.

Financing Activities

During 1991, we borrowed $10,000,000 from National.  The term note payable currently requires quarterly interest payments at the prime rate minus .85 percent.  The entire principal is due at maturity in 2018.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000.  The interest rate on the line of credit is prime plus one percent and the final maturity is January 20, 2018.  At December 31, 2013, National did not have an outstanding balance on the line of credit.

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

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and have ownership interests in National only through their participation in the ESOP.  National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance.  We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs.  Such costs of personnel totaling approximately $453,560,000, $426,934,000, and $428,672,000 for 2013,

2012 and 2011 respectively, are reflected as salaries, wages and benefits in the accompanying consolidated statements of income.  The administrative fee paid to National for 2013, 2012, and 2011 was $3,693,000, $3,862,000, and $3,608,000, respectively.  National owes us $5,785,000 and $5,149,000 at December 31, 2013 and 2012, respectively, as a result of the differences between interim payments for payroll and benefits services costs made during the current and previous years and such actual costs.  The amounts are included in accounts receivable in the consolidated balance sheets.

National’s Ownership of Our Stock

At December 31, 2013, National owns 1,171,147 shares (or approximately 8.3%) of our outstanding common stock and 1,271,147 shares (or approximately 11.7%) of our outstanding preferred stock.

Consolidation Considerations

Because of the contractual and management relationships between NHC and National as described in this note above, we have considered whether National should be consolidated by NHC under the guidance provided in ASC Topic 810, Consolidation.  We do not consolidate National because (1) NHC does not have any obligation or rights (current or future) to absorb losses or to receive benefits from National.  The ESOP participants bear the current and future financial gain or burden of National, (2) National’s equity at risk is sufficient to finance its activities without past or future subordinated support from NHC or other parties, and (3) the equity holders of National (that is collectively the ESOP, its trustees, and the ESOP participants) possess the characteristics of a controlling financial interest, including voting rights that are proportional to their economic interests.  Supporting the assertions above is the following:  (1) substantive independent trustees are appointed for the benefit of the ESOP participants when decisions must be made that may create the appearance of a conflict of interest between NHC and the ESOP, and (2) National was designed, formed and is operated for the purpose of creating variability and passing that variability along to the ESOP participants—that is, to provide retirement benefits and value to the employees of NHC and NHC’s affiliates.  The contractual and management relationships between NHC and National are with the skilled nursing facilities that are substantially less than 50% of the fair value of the total assets of National.  NHC does not have a variable interest in National as a whole.

Note 4 - Other Revenues

Other revenues are outlined in the table below.  Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly-owned limited purpose insurance subsidiaries have written for certain skilled nursing facilities to which we provide management or accounting services. Revenues from management and accounting services include management and accounting fees provided to managed and other skilled nursing facilities.  Revenues from rental income include health care real estate properties owned by us and leased to third party operators.  Other revenues include miscellaneous health care related earnings.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Insurance services	$15,143	$15,671	$15,657
Management and accounting service fees	18,160	20,042	21,601
Rental income	19,132	19,314	19,545
Other	685	589	950
	$53,120	$55,616	$57,753

Management Fees from National

We have managed skilled nursing facilities for National since 1988, and we currently manage five centers.  See Note 3 regarding our relationship with National.

During 2013, 2012 and 2011, National paid and we recognized approximately $3,491,000, $3,397,000, and $3,539,000, respectively, of management fees and interest on management fees, which amounts are included in management and accounting service fees.  Unrecognized and unpaid management fees and interest on management fees from National total $21,349,000, $21,333,000, and $21,289,000 at December 31, 2013, 2012 and 2011, respectively.  We have recognized approximately $37,621,000 of management fees and interest from these facilities since 1988.

The unpaid fees from these five facilities, because the amount collectable could not be reasonably determined when the management services were provided, and because we cannot estimate the timing or amount of expected future collections, will be recognized as revenues only when the collectability of these fees can be reasonably assured.  Under the terms of our management agreement with National, the payment of these fees to us may be subordinated to other expenditures of the five skilled nursing facilities.  We continue to manage these facilities so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a facility may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of centers or proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Management Fees from Other Nursing Centers

During 2013, 2012, and 2011, we recognized $3,131,000, $5,660,000, and $6,138,000, respectively, of management fees and interest from fourteen skilled nursing facilities previously owned by two non-profit organizations (ElderTrust and SeniorTrust).

During 2012, a receiver was appointed for the fourteen skilled nursing facilities and the Board of Directors’ of the respective nonprofit organizations were removed of their custodial responsibility.  Consequently, the appointed receiver for each of the nonprofit organizations filed a lawsuit against us and another party.  During 2013, the Company reached a settlement agreement related to this litigation; see Note 16 for details related to this settlement.

On September 1, 2013 and with court approval, NHC began leasing and operating seven of the skilled nursing facilities located in the states of Massachusetts and New Hampshire.  We previously managed these seven facilities for ElderTrust.  The Massachusetts and New Hampshire health care centers were paying approximately $3,200,000 annually in management fees to NHC.  We do not anticipate a material change to our future results of operations and cash flows from the transition of us managing the seven health care centers to us operating the seven health care facilities.

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

Rental Income

In 2007, NHC acquired all of the net assets of National Health Realty, Inc., which was a health care real estate investment trust.  The properties acquired in the acquisition are the properties that have generated the majority of the rental income for NHC for the years ended December 31, 2013, 2012, and 2011.  The health care properties currently owned and leased to third party operators include nine skilled nursing facilities and four assisted living communities.  We renewed the rental agreements in 2011 for a five year period, which ends on December 31, 2015.

Also, as part of the litigation settlement described in Note 16 with ElderTrust and SeniorTrust, the Company agreed to no longer sublease The Health Center at Standifer Place and Standifer Place Assisted Living facility in Chattanooga, Tennessee to a third party non-profit organization. On October 1, 2013, the Company terminated the current sublease with the third party non-profit organization and then re-leased the two health care facilities to a third-party for-profit operator.  We do not expect the transaction to have a material effect on our future results of operations and cash flows.

Note 5 – Non-Operating Income

Non-operating income is outlined in the table below.  Non-operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on securities, interest income, and other miscellaneous non-operating income.  Our most significant equity method investment is a 75.1% non-controlling ownership interest in Caris, a business that specializes in hospice care services.  See Note 17 for additional disclosures regarding Caris.  The gain on the recovery of notes receivable was due to the collection of certain notes receivable.  NHC had previously written down these notes due to their deteriorated credit qualities.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Equity in earnings of unconsolidated investments	$14,188	$13,616	$9,674
Dividends and net realized gains on sales of securities	5,216	7,006	5,875
Interest income	5,237	4,623	4,984
Gain on the recovery of notes receivable	5,454	–	–
	$30,095	$25,245	$20,533

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

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands, except share and per share amounts)
Basic:		(as adjusted)	(as adjusted)
Weighted average common shares outstanding	13,829,626	13,852,709	13,774,628
Net income	$64,613	$59,300	$64,990
Dividends to preferred stockholders	8,671	8,671	8,671
Net income available to common stockholders	$55,942	$50,629	$56,319
Earnings per common share, basic	$4.05	$3.65	$4.09

Diluted:
Weighted average common shares outstanding	13,829,626	13,852,709	13,774,628
Dilutive effect of stock options	9,091	8,019	9,934
Dilutive effect of restricted stock	4,740	5,526	6,009
Dilutive effect of contingent issuable stock	232,118	109,233	–
Convertible preferred stock	2,623,228	2,623,329	2,623,452
Assumed average common shares outstanding	16,698,803	16,598,816	16,414,023

Net income available to common stockholders	$55,942	$50,629	$56,319
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	8,671	8,671	8,671

Net income for diluted earnings per common share	$64,613	$59,300	$64,990
Earnings per common share, diluted	$3.87	$3.57	$3.96

Excluded in the above table are 929,000; 1,068,302; and 1,420,620 shares associated with stock options for 2013, 2012, and 2011, respectively, due to their antidilutive impact.

Note 8 - Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.  Marketable securities and restricted marketable securities consist of the following:

	December 31, 2013		December 31, 2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$105,009	$30,176	$107,250
Restricted investments available for sale:
Corporate debt securities	65,852	65,006	61,453	62,876
Commercial mortgage-backed securities	46,977	45,856	47,194	48,063
U.S. Treasury securities	22,932	22,841	16,218	16,604
State and municipal securities	8,123	8,300	7,213	7,664
	$174,060	$247,012	$162,254	$242,457

Included in the available for sale marketable equity securities are the following:

(in thousands, except share amounts)

	December 31, 2013			December 31, 2012
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$91,479	1,630,642	$24,734	$92,180

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	December 31, 2013		December 31, 2012
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$9,279	$9,324	$8,868	$8,918
1 to 5 years	91,787	92,011	80,910	82,801
6 to 10 years	40,387	38,335	40,670	41,856
Over 10 years	2,431	2,333	1,630	1,632
	$143,884	$142,003	$132,078	$135,207

Gross unrealized gains related to available for sale securities are $75,702,000 and $80,296,000 as of December 31, 2013 and 2012, respectively.  Gross unrealized losses related to available for sale securities were $2,750,000 and $93,000 as of December 31, 2013 and 2012, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  These securities have also been in an unrealized loss position for a period of less than twelve months.  As a result, the Company recognized no other-than-temporary impairments for the years ended December 31, 2013 and 2012.

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2013, 2012 and 2011 were $81,389,000, $62,649,000, and $46,266,000, respectively.  Net investment gains of $39,000, $1,640,000, and $754,000 were realized on these sales during the years ended December 31, 2013, 2012, and 2011, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2013 or 2012.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the twelve months ended December 31, 2013 or 2012.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long-term debt approximates fair value due to variable interest rates.  At December 31, 2013 and 2012, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2013 and December 31, 2012 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$81,705	$81,705	$–	$–
Restricted cash and cash equivalents	13,929	13,929	–	–
Marketable equity securities	105,009	105,009	–	–
Corporate debt securities	65,006	–	65,006	–
Commercial mortgage-backed securities	45,856	–	45,856	–
U.S. Treasury securities	22,841	22,841	–	–
State and municipal securities	8,300	–	8,300	–
Total financial assets	$342,646	$223,484	$119,162	$–

	Fair Value Measurements Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$66,701	$66,701	$–	$–
Restricted cash and cash equivalents	11,563	11,563	–	–
Marketable equity securities	107,250	107,250	–	–
Corporate debt securities	62,876	–	62,876	–
Commercial mortgage-backed securities	48,063	–	48,063	–
U.S. Treasury securities	16,604	16,604	–	–
State and municipal securities	7,664	–	7,664	–
Total financial assets	$320,721	$202,118	$118,603	$–

Note 10 - Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2013	2012
	(in thousands)
Land	$57,272	$50,711
Leasehold improvements	94,066	90,925
Buildings and improvements	427,471	396,228
Furniture and equipment	134,255	126,288
Construction in progress	21,618	11,303
	734,682	675,455
Less: Accumulated depreciation	(277,884)	(254,548)
	$456,798	$420,907

Note 11 - Notes Receivable

At December 31, 2013 and 2012, we have notes receivable from managed and other skilled nursing facilities totaling $15,378,000 and $21,789,000, respectively, reflected in the accompanying consolidated balance sheets.  The notes are first and second mortgages with interest rates ranging from prime plus 2% to 8.5% fixed rate with periodic payments required prior to maturity.  The notes mature in the years from 2014 through 2016.  The proceeds of the notes were used by the skilled nursing facilities for construction costs, development costs incurred during construction, and working capital.

Note 12 - Long-Term Debt

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Weighted
	Average		December 31,
	Interest Rate	Maturities	2013	2012
Revolving Credit Facility, interest payable monthly	Variable, 0.9%	2014	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

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

The aggregate maturities of long-term debt for the five years subsequent to December 31, 2013 are as follows:

		Long-Term Debt
		(in thousands)
2014	$	−
2015		−
2016		−
2017		−
2018		10,000
Total		$10,000

Note 13 - Income Taxes

The provision for income taxes is comprised of the following components:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current Tax Provision		(as adjusted)	(as adjusted)
Federal	$34,680	$29,147	$29,311
State	5,588	4,010	3,131
	40,268	33,157	32,442
Deferred Tax Provision
Federal	(2,226)	892	1,719
State	(479)	132	233
	(2,705)	1,024	1,952
Income Tax Provision	$37,563	$34,181	$34,394

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows:

	December 31,
	2013	2012
	(in thousands)
Current deferred tax asset:		(as adjusted)
Allowance for doubtful accounts receivable	$1,802	$1,022
Accrued expenses	7,489	7,490
	9,291	8,512
Current deferred tax liability:
Unrealized gains on marketable securities	(28,526)	(31,154)
Other	(1,922)	(1,832)
	(30,448)	(32,986)
Net current deferred tax liability	$(21,157)	$(24,474)

Noncurrent deferred tax asset:
Financial reporting depreciation in excess of tax depreciation	$5,872	$4,086
Deferred gain on sale of assets (net)	(3,135)	(3,135)
Tax basis intangible asset in excess of financial reporting basis	127	663
Stock-based compensation	2,214	1,682
Long-term investments	(2,276)	(1,387)
Nonrefundable entrance fees	45	-
Refundable entrance fees	1,647	1,555
Obligation to provide future services	1,439	698
Accrued expenses	2,502	2,132
Deferred revenue	6,096	6,523
Net noncurrent deferred tax asset	$14,531	$12,817

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
		(as adjusted)	(as adjusted)
Tax provision at federal statutory rate	$35,762	$32,718	$34,784

Increase (decrease) in income taxes
resulting from:
State, net of federal benefit	2,325	3,261	3,246
Nondeductible expenses	197	118	188
Insurance expense	35	39	26
Other, net	(258)	823	57
Unrecognized tax benefits	1,107	409	85
Expiration of statute of limitations	(1,605)	(3,187)	(3,992)
	1,801	1,463	(390)
Effective income tax expense	$37,563	$34,181	$34,394

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price.  During 2013, 2012 and 2011, $(225,000), $(267,000), and $(52,000), respectively, attributable to the tax benefit of stock options exercised and restricted stock, was credited to additional paid-in capital.

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

In accordance with current guidance, the Company has established a liability for unrecognized tax benefits, which are differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured.  Generally a liability is created for an unrecognized tax benefit because it represents a company’s potential future obligation to a taxing authority for a tax position that was not recognized per above.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2011	$10,089	$14,511	$4,350	$18,861
Additions based on tax positions related to the current year	−	1,452	183	1,635
Additions for tax positions of prior years	(70)	189	(449)	(260)
Reductions for statute of limitation expirations	(93)	(2,387)	(1,605)	(3,992)
Balance, December 31, 2011	9,926	13,765	2,479	16,244
Additions based on tax positions related to the current year	−	1,695	185	1,880
Additions for tax positions of prior years	728	845	170	1,015
Reductions for statute of limitation expirations	(1,999)	(4,309)	(940)	(5,249)
Balance, December 31, 2012	8,655	11,996	1,894	13,890
Additions based on tax positions related to the current year		1,832	198	2,030
Additions for tax positions of prior years	2,120	1,427	641	2,068
Reductions for statute of limitation expirations	(2,177)	(2,802)	(661)	(3,463)
Balance, December 31, 2013	$8,598	$12,453	$2,072	$14,525

During the year ended December 31, 2013, we have recognized a $2,802,000 decrease in unrecognized tax benefits (including $1,817,000 of temporary differences and $985,000 of permanent differences) and an accompanying $661,000 decrease of related interest and penalties due to the effect of statute of limitations lapse.  The favorable impact on our tax provision was $1,605,000 composed of $976,000 tax and $451,000 interest and penalties on permanent differences and $178,000 interest and penalties on temporary differences.

At December 31, 2013, we had $12,453,000 of unrecognized tax benefits, composed of $8,253,000 of deferred tax assets and $4,200,000 of permanent differences.  Accrued interest and penalties of $2,072,000 related to unrecognized tax benefits at December 31, 2013.  Unrecognized tax benefits of $4,200,000, net of federal benefit, at December 31, 2013, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,835,000 relate to these permanent differences at December 31, 2013.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning December 31, 2013, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,330,000, composed of temporary differences of $1,390,000, and permanent differences of $940,000.  Interest and penalties of $566,000 relate to these temporary and permanent difference changes within 12 months beginning December 31, 2013.

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

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.  Interest and penalties expense (benefit) was $178,000; $(585,000); and $(1,871,000); for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2010 (with few state exceptions).  Currently, there are no U.S. federal and state returns under examination.

Note 14 - Stock Repurchase Program

On August 1, 2013, the Board of Directors of the Company authorized a new stock repurchase program that will allow the Company to repurchase up to $25 million of its common stock over a one year period.  The program expires on July 31, 2014.  Under the stock repurchase program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations.  The Company’s repurchases may be executed using open market purchases, privately negotiated agreements or other transactions.  The Company intends to fund repurchases under the new stock repurchase program from cash on hand, available borrowings or proceeds from potential debt or other capital market sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.  As of December 31, 2013, no repurchases of common stock have been executed under this program.

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

Note 15 - Stock-Based Compensation

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan ("the 2005 Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  At December 31, 2013, 245,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan ("the 2010 Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  At December 31, 2013, 411,260 shares were available for future grants under the 2010 Plan.

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

Compensation expense is recognized only for the awards that ultimately vest.  Stock-based compensation totaled $2,298,000, $2,366,000, and $2,751,000 for the years ended December 31, 2013, 2012, and 2011, respectively.  The expense for the 2013 year consisted of $2,091,000 for stock options and $207,000 for restricted stock.

At December 31, 2013, we had $3,936,000 of unrecognized compensation cost related to unvested stock-based compensation awards, which consisted of $3,657,000 for stock options and $279,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 2.2 years for stock options and 0.8 years for restricted stock.  Stock-based compensation is included in salaries, wages and benefits in the consolidated statements of income.  Tax deductions for the options exercised and restricted stock vested totaled $196,000, $404,000, and $1,054,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.25%	0.28%	2.02%
Expected volatility	31.3%	38.8%	23.7%
Expected life, in years	2.1 years	2.1 years	4.8 years
Expected dividend yield	2.81%	2.91%	3.62%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value
Options outstanding at January 1, 2011	472,327	$43.07	$	−
Options granted	1,264,719	46.58		−
Options exercised	(224,969)	37.30		−
Options cancelled	(30,000)	44.25		−
Options outstanding at December 31, 2011	1,482,077	46.92		−
Options granted	63,516	44.28		−
Options exercised	(295,371)	45.41		−
Options cancelled	(115,620)	50.99		−
Options outstanding at December 31, 2012	1,134,602	46.75		−
Options granted	59,472	47.95		−
Options exercised	(21,522)	45.63		−
Options cancelled	(98,000)	51.11		−
Options outstanding at December 31, 2013	1,074,552	46.44		8,027,000

Options exercisable	145,552	$44.84		$1,320,000

Options Outstanding December 31, 2013	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
21,750	$37.70	$37.70	0.3
1,052,802	$44.80 - $47.45	$46.62	2.4
1,074,552		$46.44	2.3

At December 31, 2013, 145,552 options outstanding are exercisable.  Exercise prices on the options range from $37.70 to $47.45.  The weighted average remaining contractual life of all options outstanding at December 31, 2013 is 2.3 years.  The total intrinsic value of shares exercised during the year ended December 31, 2013 was $336,000.

Restricted Stock

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested restricted shares at January 1, 2011	30,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Unvested restricted shares at December 31, 2011	24,000	34.46	–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Unvested restricted shares at December 31, 2012	18,000	34.46	–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Unvested restricted shares at December 31, 2013	12,000	$34.46	$233,000

The weighted average remaining contractual life of restricted stock at December 31, 2013 is 0.8 years.

Note 16 - Contingencies and Guarantees

Accrued Risk Reserves

We are self-insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $110,557,000 and $110,331,000 at December 31, 2013 and 2012, respectively.  This liability is classified as current based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the consolidated balance sheets.  The amounts are subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

For these workers’ compensation insurance operations, the premium revenues reflected in the consolidated financial statements as other revenues for 2013, 2012 and 2011, respectively, are $7,720,000, $5,438,000, and $4,910,000.  Associated losses and expenses are reflected in the consolidated financial statements as salaries, wages and benefits.

General and Professional Liability Insurance and Lawsuits

The long term care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2013, we and/or our managed centers are currently defendants in 28 such claims covering the years 2006 through December 31, 2013.

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

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly-owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005-2007, $9.0 million annual excess in the aggregate for years 2008-2010 and $4.0 million excess per occurrence for 2011-2013.

Beginning in 2008 and continuing through 2013, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly-owned captive insurance company.

For these professional liability insurance operations, the premium revenues reflected in the consolidated financial statements as other revenues for 2013, 2012 and 2011, respectively, are $3,418,000, $4,203,000, and $4,383,000.  Associated losses and expenses including those for self-insurance are included in the consolidated financial statements as other operating costs and expenses.

SeniorTrust of Florida, Inc. Lawsuit and ElderTrust of Florida, Inc. Lawsuit

On September 4, 2012, SeniorTrust of Florida, Inc. ("SeniorTrust"), a Tennessee non-profit corporation, and ten non-profit limited liability company subsidiaries of SeniorTrust (the "SeniorTrust Subsidiaries") filed a lawsuit against the Company and another party.  The complaint of SeniorTrust and the SeniorTrust Subsidiaries alleged that the Company and another party exercised dominion and control over SeniorTrust, the SeniorTrust Subsidiaries and their board of directors for a period prior to sometime in 2008 and that the Company and another party used that control to cause one of SeniorTrust Subsidiaries to enter into sale, purchase, financing and management transactions with the Company and another party on terms adverse to SeniorTrust and one or more SeniorTrust Subsidiaries.  As part of its complaint, SeniorTrust and the SeniorTrust Subsidiaries sought a declaratory judgment and asserted claims for breach of fiduciary duty, fraud, conflict of interest, conversion, and unjust enrichment.  They claimed they had sustained substantial compensatory and punitive damages.

On January 16, 2013, we received notice that the receiver of ElderTrust of Florida, Inc. (“ElderTrust”), a Tennessee non-profit corporation, had filed a lawsuit against the Company and another party.  The complaint primarily asserted that the Company and another party caused ElderTrust to enter into transactions on adverse terms.

On April 26, 2013, the Company entered into a settlement agreement concerning litigation with SeniorTrust and ElderTrust.  As part of the negotiated settlement, NHC paid $6,650,000 to resolve the claims, which payment and associated legal fees required the recording of $5,195,000 of operating expenses in the quarter ending March 31, 2013.

Also as part of the settlement, NHC purchased at a discount the remaining assets and liabilities of the two not-for-profit entities and then in the third quarter of 2013 closed out those assets and obligations, providing for an orderly wind-down and liquidation.  As a result of this latter provision in the settlement agreement and related settlement activities, in the quarter ended September 30, 2013 the company recorded a decrease to other operating expenses in the amount of $5,257,000.  As a result, for the year ending December 31, 2013, the settlement with ElderTrust and SeniorTrust has had an immaterial impact on NHC’s consolidated statement of income. The Company recorded for all periods, including periods prior to 2013, a net loss related to the settlement activities of approximately $2,505,000.

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

During the fourth quarter of 2013, officials at Network Pharmacy, Knoxville reported a possible breach of patient information due to a stolen laptop that was not encrypted.  The information on this laptop included patient names, dates of birth, and personal medical information.  The facility began an immediate investigation and security measures have been revised to prevent future incidents.  All affected patients were notified as well as media outlet in the immediate area.

Other Matters

On December 19, 2013, the Company was served with a civil investigative demand from the U.S. Department of Justice and the Office of the U.S. Attorney for the Eastern District of Tennessee requesting the production of documents and interrogatory responses regarding the billing and medical necessity of certain rehabilitative therapy services.  Based upon our review, the request appears to relate to services provided at our facilities based in Knoxville, Tennessee. We are cooperating fully with these requests.  Because we are in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.

There is certain additional litigation incidental to our business, none of which, based upon information available to date, would be material to our financial position, results of operations, or cash flows.  In addition, the long-term care industry is continuously subject to scrutiny by governmental regulators, which could result in litigation or claims related to regulatory compliance matters.

Debt Guarantees

At December 31, 2013, no agreement to guarantee the debt of other parties exists.

Note 17 – Equity Method Investment in Caris HealthCare, L.P.

As of December 31, 2013, we have a 75.1% non-controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings.  The carrying value of our investment is $37,185,000 and $38,463,000 at December 31, 2013 and 2012, respectively.  The carrying amounts are included in investments in limited liability companies in the consolidated balance sheets.  The difference between the carrying value of our investment and our capital account balance in Caris is due to the additional limited partner ownership interest the Company acquired from current and former partners.  Summarized financial information of Caris for the years ended December 31, 2013, 2012, and 2011 is provided below.

	December 31,
	2013	2012	2011
	( in thousands)
Current assets	$25,212	$30,731	$18,219
Noncurrent assets	11,685	9,051	978
Liabilities	8,879	9,365	7,623
Partners’ capital	28,018	30,417	11,574
Revenue	58,918	59,422	44,454
Expenses	40,112	40,341	28,018
Net income	18,806	19,081	16,436

Consolidation Considerations

Due to our ownership percentage in Caris, we have considered whether Caris should be consolidated by NHC under the guidance provided in ASC Topic 810, Consolidation.  We do not consolidate Caris because (1) Caris’ equity at risk is sufficient to finance its activities without additional subordinated financial support, (2) the general partner of the Partnership has the power to direct the activities that most significantly impact the economic performance of Caris, and (3) the equity holders of Caris possess the characteristics of a controlling financial interest, including voting rights that are proportional to their economic interests.  Supporting the assertions above is the following:  (1) the ownership percentage of the general partner remains equally divided between NHC and another party, (2) the general partner manages and controls the Partnership with full and complete discretion, and (3) the limited partners have no right or power to take part in the control of the business of the Partnership, which is where our ownership percentage increases have occurred.

Note 18 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary.  The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE.  At December 31, 2013, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

In December 2010, we signed an operating agreement to lease Springfield Rehabilitation and Health Care Center, a 120-bed skilled nursing facility located in Springfield, Missouri.  The terms of the lease include a ten year lease and include five additional, five year lease options as well as a purchase option.  The operating lease agreement was established on the same date third party owners purchased the real estate of the 120-bed skilled nursing facility.  The third party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note.  The risks and rewards associated with the operations of the facility and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC.  At December 31, 2013 and 2012, the $4,500,000 mortgage note receivable from the third party owners is eliminated in our consolidated financial statements.  Land and buildings and improvements of $4,500,000 have been recorded in our consolidated financial statements, as well as the operations of the facility since December 1, 2010, because we are the primary beneficiary in the relationship.

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

Note 21 - Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Operating Revenues	$194,378	$192,011	$195,772	$206,796
Income Before Non-Operating Income	15,996	17,001	19,265	19,819
Non-Operating Income	6,618	6,632	11,171	5,674
Net Income	13,805	14,342	19,877	16,589
Preferred Dividends	2,168	2,168	2,167	2,168
Net Income Available to Common Stockholders	11,637	12,174	17,710	14,421
Basic Earnings Per Share	0.84	0.88	1.28	1.04
Diluted Earnings Per Share	0.82	0.86	1.19	0.99

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Operating Revenues	$190,050	$187,668	$189,307	$193,977
Income Before Non-Operating Income	14,706	16,390	16,610	20,530
Non-Operating Income	5,868	5,907	6,771	6,699
Net Income	12,654	13,555	17,196	15,895
Preferred Dividends	2,168	2,168	2,167	2,168
Net Income Available to Common Stockholders	10,486	11,387	15,029	13,727
Basic Earnings Per Share	0.76	0.82	1.08	0.99
Diluted Earnings Per Share	0.75	0.81	1.04	0.95

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2013, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).   We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992 Framework).  We have concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). National HealthCare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National HealthCare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of National HealthCare Corporation and our report dated February 21, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 21, 2014

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2014 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our definitive 2014 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our definitive 2014 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2014 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our definitive 2014 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)

(1)

Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)

Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance- Beginning of Period	Charged to Costs and Expenses		Charged to other Accounts	Deductions		Balance- End of Period
For the year ended December 31, 2011
Allowance for doubtful accounts	$3,942	$2,430	$	−	$2,659	(1)	$3,713
Accrued risk reserve	$105,059	$60,202	$	−	$66,529		$98,732

For the year ended December 31, 2012
Allowance for doubtful accounts	$3,713	$2,455	$	−	$3,002	(1)	$3,166
Accrued risk reserve	$98,732	$67,900	$	−	$56,301		$110,331

For the year ended December 31, 2013
Allowance for doubtful accounts	$3,166	$5,226	$	−	$3,420	(1)	$4,972
Accrued risk reserve	$110,331	$57,515	$	−	$57,289		$110,557

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

NATIONAL HEALTHCARE CORPORATION

Date: February 21, 2014	BY: /s/ Robert G. Adams
Robert G. Adams
Chairman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2014	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: February 21, 2014	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer
(Principal Financial Officer)

Date: February 21, 2014	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 21, 2014	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 21, 2014	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: February 21, 2014	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 21, 2014	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Director

Date: February 21, 2014	/s/ Lawrence C. Tucker
Lawrence C. Tucker
Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2013
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Specifically incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.2	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

Exhibit No.	Description	Page No. or Location

4.3	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

10.1	Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-4 filed October 3, 1997

10.2	Form of Service Agreement by and between National Health Corporation and National HealthCare Corporation	Incorporated by reference to Exhibit 10.5.1 to the Registrant's registration statement on Form S-4 filed October 3, 1997

10.3	Amended and Restated Revolving Credit Note dated as of September 1, 1995 by and between National Health Corporation and National HealthCare L.P.	Incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-4 filed October 3, 1997

10.4	Amended and Restated Revolving Credit Agreement dated as of September 1, 1995 by and between National Health Corporation and National HealthCare L.P.	Incorporated by reference to Exhibit 10.8 to the Registrant's registration statement on Form S-4 filed October 3, 1997

10.5	Employee Stock Purchase Plan	Incorporated by reference to Exhibit A attached to Form S-4), Proxy Statement-Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

10.6	2004 Non-Qualified Stock Option Plan	Incorporated by reference to Appendix B to 2005 Proxy Statement filed on March 28, 2005

Exhibit No.	Description	Page No. or Location

10.7	2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan	Incorporated by reference to Appendix A to 2005 Proxy Statement filed on March 28, 2005

10.8	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10-K filed March 16, 2006

10.9	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10-K filed March 16, 2006

10.10	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10-K filed March 16, 2006

10.11	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10-K filed March 16, 2006

10.12	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10-K filed March 16, 2006

10.13	Credit Agreement, dated October 30, 2007, between National HealthCare Corporation and Bank of America, N.A	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on November 2, 2007

10.14	First Amendment to Credit Agreement dated October 28, 2008 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 17, 2008

10.15	Second Amendment to Credit Agreement dated October 27, 2009 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 27, 2009.

10.16	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

Exhibit No.	Description	Page No. or Location

10.17	Amended NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Exhibit A to 2013 Proxy Statement filed April 2, 2013.

10.18	Third Amendment to Credit Agreement dated October 26, 2010 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 26, 2010

10.19	Fourth Amendment to Credit Agreement dated October 25, 2011 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 25, 2011

10.20	Fifth Amendment to Credit Agreement dated October 24, 2012 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 25, 2012

10.21	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10-Q filed on November 5, 2013

10.22	Agreement to Lease between NHI-REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co-Tenants	Incorporated by reference to Exhibit 10.4 of National HealthCare Corporation's Form 10-Q filed on November 5, 2013

10.23	Sixth Amendment to Credit Agreement dated October 23, 2013 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 23, 2013

10.24	Amended and Restated Amendment No. 6 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10-Q filed on November 5, 2013

Exhibit No.	Description	Page No. or Location

10.25	Amendment No. 7 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's Form 10-Q filed on November 5, 2013

10.26

Contribution Agreement dated December 29, 2011 between National HealthCare Corporation and Caris HealthCare, L.P. pursuant to which NHC acquired a 7.5% interest in Caris from McRae in exchange for $7,500,000

Filed herewith

10.27

Assignment of membership interest in Solaris Hospice, LLC dated December 29, 2011 and effective on January 1, 2012, whereby NHC assigned its membership interest to Caris in exchange for an additional 2.7% limited partnership interest in Caris.

Filed herewith

10.28	Stock Purchase Agreement dated August 9, 2010, between The 1818 Fund II, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.0 to National HealthCare Corporation's current report on Form 8-K filed on August 10, 2010

10.29	Purchase and Sale Agreement and Extension of Master Lease dated December 26, 2012 between National Health Investors, Inc. and National HealthCare Corporation	Filed Herewith

14	Code of Ethics of National HealthCare Corporation	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133-1398 Telephone (615) 890-2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

Exhibit No.	Description

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.