Form 10-Q
period 2014-03-31
NATIONAL HEALTHCARE CORP
filed 2014-05-09
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

14,219,873 shares of common stock of the registrant were outstanding as of May 6, 2014.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2014	2013
Revenues:
Net patient revenues	$199,769	$178,430
Other revenues	10,762	15,948
Net operating revenues	210,531	194,378

Cost and Expenses:
Salaries, wages and benefits	119,725	107,063
Other operating	55,742	54,411
Facility rent	9,886	9,868
Depreciation and amortization	7,900	6,956
Interest	290	84
Total costs and expenses	193,543	178,382

Income Before Non–Operating Income	16,988	15,996
Non–Operating Income	4,572	6,618

Income Before Income Taxes	21,560	22,614
Income Tax Provision	(8,331)	(8,809)
Net Income	13,229	13,805

Dividends to Preferred Stockholders	(2,168)	(2,168)

Net Income Available to Common Stockholders	$11,061	$11,637

Earnings Per Common Share:
Basic	$0.80	$0.84
Diluted	$0.78	$0.82

Weighted Average Common Shares Outstanding:
Basic	13,843,190	13,861,584
Diluted	14,170,453	14,111,752

Dividends Declared Per Common Share	$0.32	$0.30

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended March 31
	2014	2013

Net Income	$13,229	$13,805

Other Comprehensive Income:
Unrealized gains on investments in marketable securities	9,598	15,764
Reclassification adjustment for realized gains on sale of securities	(136)	(230)
Income tax expense related to items of other comprehensive income	(3,650)	(6,090)
Other comprehensive income, net of tax	5,812	9,444

Comprehensive Income	$19,041	$23,249

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	March 31, 2014	December 31, 2013
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$84,137	$81,705
Restricted cash and cash equivalents	17,163	13,929
Marketable securities	113,461	105,009
Restricted marketable securities	140,078	142,003
Accounts receivable, less allowance for doubtful accounts of $5,431 and $4,972, respectively	86,949	85,511
Inventories	7,260	7,146
Prepaid expenses	2,977	1,208
Notes receivable	285	417
Total current assets	452,310	436,928

Property and Equipment:
Property and equipment, at cost	782,980	734,682
Accumulated depreciation and amortization	(285,779)	(277,884)
Net property and equipment	497,201	456,798

Other Assets:
Deposits and other assets	1,858	1,153
Goodwill	17,600	17,600
Notes receivable	15,828	14,961
Deferred income taxes	16,451	14,531
Investments in limited liability companies	36,056	38,754
Total other assets	87,793	86,999
Total assets	$1,037,304	$980,725

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$17,973	$13,050
Capital lease obligations, current portion	2,953	-
Accrued payroll	40,679	63,462
Amounts due to third party payors	22,508	21,619
Accrued risk reserves	112,304	110,557
Deferred income taxes	24,859	21,157
Other current liabilities	20,160	13,784
Dividends payable	6,784	6,730
Total current liabilities	248,220	250,359

Long–term debt	10,000	10,000
Capital lease obligations, less current portion	35,841	-
Refundable entrance fees	11,187	10,720
Obligation to provide future services	3,689	3,689
Other noncurrent liabilities	15,171	14,525

Deferred revenue	5,695	3,320

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,837,500 and 10,837,665 shares, respectively, issued and outstanding; stated at liquidation value of $15.75 per share	170,507	170,510
Common stock, $.01 par value; 30,000,000 shares authorized; 14,219,773 and 14,078,028 shares, respectively, issued and outstanding	142	141
Capital in excess of par value	160,128	153,060
Retained earnings	324,727	318,216
Accumulated other comprehensive income	51,997	46,185
Total stockholders’ equity	707,501	688,112
Total liabilities and stockholders’ equity	$1,037,304	$980,725

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31
	2014	2013
Cash Flows From Operating Activities:
Net income	$13,229	$13,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,900	6,956
Provision for doubtful accounts receivable	1,503	806
Equity in earnings of unconsolidated investments	(1,913)	(3,806)
Distributions from unconsolidated investments	5,317	2,022
Gains on sale of marketable securities	(136)	(230)
Deferred income taxes	(1,868)	(1,171)
Stock–based compensation	482	498
Changes in operating assets and liabilities, net of the effect of acquisitions:
Restricted cash and cash equivalents	1,285	(5,125)
Accounts receivable	(2,941)	(1,800)
Income tax receivable	–	5,933
Inventories	(114)	102
Prepaid expenses and other assets	(1,769)	(1,785)
Trade accounts payable	4,923	393
Accrued payroll	(22,783)	(1,858)
Amounts due to third party payors	889	(175)
Other current liabilities and accrued risk reserves	8,123	6,807
Other noncurrent liabilities	646	572
Deferred revenue	2,375	2,904
Net cash provided by operating activities	15,148	24,848
Cash Flows From Investing Activities:
Additions to property and equipment	(9,271)	(6,366)
Investments in unconsolidated limited liability companies	(706)	–
Investments in notes receivable	(767)	–
Collections of notes receivable	32	394
Change in restricted cash and cash equivalents	(4,519)	(688)
Purchase of marketable securities	(21,382)	(22,193)
Sale of marketable securities	24,453	22,055
Net cash used in investing activities	(12,160)	(6,798)
Cash Flows From Financing Activities:
Tax benefit from stock–based compensation	108	–
Principal payments under capital lease obligations	(238)	–
Dividends paid to preferred stockholders	(2,168)	(2,168)
Dividends paid to common stockholders	(4,496)	(4,236)
Issuance of common shares	6,476	–
Repurchase of common shares	–	(4,700)
Entrance fee deposits	467	157
Change in deposits	(705)	35
Net cash used in financing activities	(556)	(10,912)
Net Increase in Cash and Cash Equivalents	2,432	7,138
Cash and Cash Equivalents, Beginning of Period	81,705	66,701
Cash and Cash Equivalents, End of Period	$84,137	$73,839

Supplemental disclosure of non-cash investing and financing activities:
Buildings, personal property, and obligations recorded under capital lease agreements	$39,032	$–

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	10,838,412	$170,514	14,158,127	$142	$154,691	$279,993	$50,808	$656,148
Net income	–	–	–	–	–	13,805	–	13,805
Other comprehensive income	–	–	–	–	–	–	9,444	9,444
Stock–based compensation	–	–	–	–	498	–	–	498
Repurchase of common stock	–	–	(100,000)	(1)	(4,699)	–	–	(4,700)
Shares issued in conversion of preferred stock to common stock	(107)	(2)	25	–	2	–	–	–
Dividends declared to preferred stockholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common stockholders ($0.30 per share)	–	–	–	–	–	(4,217)	–	(4,217)
Balance at March 31, 2013	10,838,305	$170,512	14,058,152	$141	$150,492	$287,413	$60,252	$668,810

Balance at January 1, 2014	10,837,665	$170,510	14,078,028	$141	$153,060	$318,216	$46,185	$688,112
Net income	–	–	–	–	–	13,229	–	13,229
Other comprehensive income	–	–	–	–	–	–	5,812	5,812
Stock–based compensation	–	–	–	–	482	–	–	482
Tax expense from exercise of stock options	–	–	–	–	108	–	–	108
Shares sold – options exercised	–	–	141,706	1	6,475	–	–	6,476
Shares issued in conversion of preferred stock to common stock	(165)	(3)	39	–	3	–	–	–
Dividends declared to preferred stockholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common stockholders ($0.32 per share)	–	–	–	–	–	(4,550)	–	(4,550)
Balance at March 31, 2014	10,837,500	$170,507	14,219,773	$142	$160,128	$324,727	$51,997	$707,501

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 73 skilled nursing centers with 9,410 beds in nine states and provide other senior health care services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide health care services to patients in a variety of settings including skilled nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of skilled nursing centers.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all of our significant accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with limited need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited December 31, 2013 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.  Our audited December 31, 2013 consolidated financial statements are available at our web site: www.nhccare.com.

Basis of Presentation

The unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of NHC.  All significant intercompany transactions and balances have been eliminated in consolidation.  We assume that users of these interim financial statements have read or have access to the audited December 31, 2013 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

Revenue Recognition – Third Party Payors

Approximately 67% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $22,508,000 and

$21,619,000 as of March 31, 2014 and December 31, 2013, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Revenue Recognition – Subordination of Fees and Uncertain Collections

We provide management services to certain senior care facilities and to others we provide accounting and financial services.  We generally charge 6% to 7% of net operating revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services.  Our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided.  However, under the terms of our management contracts, payments for our management services are subject to subordination to other expenditures of the long–term care center being managed.  Furthermore, for certain of the third parties with whom we have contracted to provide services and which we have determined that collection is not reasonably assured, our policy is to recognize income only in the period in which the amounts are realized.  We may receive payment for the unpaid and unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the centers or proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future cash flows will occur.  The realization of such previously unrecognized revenue could cause our reported net income to vary significantly from period to period.

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

Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments.  Capital leases are amortized in accordance with the provision codified within Accounting Standards Codification (“ASC”) Subtopic 840-30, Leases – Capital Leases.  Amortization of capital lease assets is included in depreciation and amortization expense.

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

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of March 31, 2014, we and/or our managed centers are defendants in 33 such claims inclusive of years 2005 through March 31, 2014.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all centers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fees

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contract provides that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees when residents relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of March 31, 2014 and December 31, 2013 were $11,187,000 and $10,720,000, respectively.

Obligation to Provide Future Services

The CCRC annually calculates the present value of the net cost of future services and the use of facilities to be provided to the current residents and compares that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  As of March 31, 2014 and December 31, 2013, we have recorded a future service obligation in the amount of $3,689,000.

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National, the non-refundable portion (10%) of CCRC entrance fees being amortized over the remaining life expectancies of the residents, and premiums received within our workers’ compensation and professional liability companies that are not yet earned.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This standard changes the requirements for reporting discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The standard limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.  This standard is effective for the Company on a prospective basis for annual periods beginning on January 1, 2015 and interim periods within that year.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued.  When adopted, the Company does not expect this standard to have a material impact on our consolidated financial statements.

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

Other revenues include the following:

	Three Months Ended March 31
(in thousands)	2014	2013
Management and accounting services fees	$3,982	$4,832
Rental income	4,768	4,737
Insurance services	1,773	6,127
Other	239	252
	$10,762	$15,948

Management Fees from National

We manage five skilled nursing facilities owned by National Health Corporation ("National").  For the three months ended March 31, 2014, we recognized management fees and interest on management fees of $925,000 from these centers.  For the three months ended March 31, 2013, we recognized management fees and interest on management fees of $912,000 from these centers.

Because the amount collectable cannot be reasonably determined when the management services are provided, and because we cannot estimate the timing or amount of expected future collections, the unpaid fees from the five centers owned by National will be recognized as revenues only when the collectability of these fees can be reasonably assured.  Under the terms of our management agreement with National, the payment of these fees to us may be subordinated to other expenditures of the five long–term care centers.  We continue to manage these centers so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the five centers or the proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future improved cash flows will occur.

Management Fees from Other Healthcare Centers

During the first quarter of 2014, we assumed management of a 121-bed skilled nursing facility located in Des Peres, Missouri.  As of March 31, 2014, we provide management services to five healthcare centers operated by third party owners.  For the three months ended March 31, 2014, we recognized management fees of $537,000 from these centers.  In the first quarter of 2013, we provided management services to 21 healthcare centers operated by third party owners.  For the three months ended March 31, 2013, we recognized management fees of $1,619,000 from these centers.  The decrease in management services revenues is due to the discontinuation of management services to the non-profit entities SeniorTrust and ElderTrust.  Effective September 1, 2013, we began leasing and operating the former ElderTrust facilities from National Health Investors, Inc. ("NHI").  The revenues from these seven facilities are included in net patient revenues in the interim condensed consolidated statement of income.

Insurance Services

For workers’ compensation insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income for the three months ended March 31, 2014 and 2013, respectively, are $1,096,000 and $3,609,000.  For the three months ended March 31, 2013, there was a non-recurring positive insurance settlement reached with one of the states in which we provide workers' compensation insurance.  The

2013 prior period event helped increase other revenues in the amount of $2,268,000.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance operations, the premium revenues reflected in the interim condensed consolidated statements of income for the three months ended March 31, 2014 and 2013, respectively, are $677,000 and $962,000. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

Note 4 – Non–Operating Income

Non–operating income is outlined in the table below.  Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on marketable securities, and interest income.  Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services.

	Three Months Ended March 31
(in thousands)	2014	2013
Equity in earnings of unconsolidated investments	$1,914	$3,806
Dividends and other net realized gains and losses on sales of securities	1,526	1,461
Interest income	1,132	1,351
	$4,572	$6,618

Note 5 – Long-Term Leases

Capital Leases

Effective March 1, 2014, NHC began leasing and operating three senior healthcare facilities in the state of Missouri under three separate lease agreements.  Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility.  Each of the leases is a ten year lease with two, five year renewal options.  Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year. The leases also contain certain non-performance default provisions which result in capital lease classification.  However, the initial measurement and recording of the capital lease assets and obligations does not include any expected payments under such default provisions, as the Company does not expect to incur an obligation to such payments.

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows:

	March 31, 2014		December 31, 2013
	(in thousands)
Buildings and personal property	$39,032	$	−
Accumulated amortization	(327)		−
	$38,705	$	−

Operating Leases

At March 31, 2014, NHC leases from NHI the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements.  Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year.  Total facility rent expense to NHI was $9,133,000 and $9,083,000 for the three months ended March 31, 2014 and 2013, respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at March 31, 2014 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2015	$34,200	$5,200
2016	34,200	5,200
2017	34,200	5,200
2018	34,200	5,200
2019	34,200	5,200
Thereafter	270,800	25,567
Total minimum lease payments	$441,800	$51,567
Less: Amounts representing interest		(12,773)
Present value of minimum lease payments		38,794
Less: Current portion		(2,953)
Long-term capital lease obligations		$35,841

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

	Three Months Ended March 31
(in thousands, except for share and per share amounts)	2014	2013
Basic:
Weighted average common shares outstanding	13,843,190	13,861,584
Net income	$13,229	$13,805
Dividends to preferred stockholders	2,168	2,168
Net income available to common stockholders	11,061	11,637
Earnings per common share, basic	$0.80	$0.84

Diluted:
Weighted average common shares outstanding	13,843,190	13,861,584
Dilutive effect of stock options	44,457	9,799
Dilutive effect of restricted stock	6,348	7,369
Dilutive effect of contingent issuable stock	276,458	233,000
Assumed average common shares outstanding	14,170,453	14,111,752

Net income available to common stockholders	$11,061	$11,637
Earnings per common share, diluted	$0.78	$0.82

In the above table, options to purchase 13,300 and 1,048,640 shares of our common stock have been excluded for the three months ended March 31, 2014 and 2013, respectively, due to their anti–dilutive impact.  We have also excluded 2,623,109 and 2,623,303 of common shares issuable upon the conversion of preferred stock for the three months ended March 31, 2014 and 2013, respectively, due to their anti-dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following:

	March 31, 2014		December 31, 2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$113,461	$30,176	$105,009
Restricted investments available for sale:
Corporate debt securities	66,442	66,122	65,852	65,006
Commercial mortgage–backed securities	54,003	53,253	46,977	45,856
U.S. Treasury securities	12,389	12,326	22,932	22,841
State and municipal securities	8,115	8,377	8,123	8,300
	$171,125	$253,539	$174,060	$247,012

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2014			December 31, 2013
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$98,589	1,630,642	$24,734	$91,479

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	March 31, 2014		December 31, 2013
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$9,328	$9,363	$9,279	$9,324
1 to 5 years	89,786	90,276	91,787	92,011
6 to 10 years	38,154	37,070	40,387	38,335
Over 10 years	3,681	3,369	2,431	2,333
	$140,949	$140,078	$143,884	$142,003

Gross unrealized gains related to available for sale securities are $84,260,000 and $75,702,000 as of March 31, 2014 and December 31, 2013, respectively.  Gross unrealized losses related to available for sale securities are $1,846,000 and $2,750,000 as of March 31, 2014 and December 31, 2013, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  These securities have also been in an unrealized loss position for a period of less than twelve months.  As a result, the Company recognized no other-than-temporary impairment during the three months ended March 31, 2014 or the year ended December 31, 2013.

Proceeds from the sale of investments in restricted marketable securities during the three months ended March 31, 2014 and 2013 were $24,453,000 and $22,055,000, respectively.  Investment gains of $136,000 and $230,000 were realized on these sales during the three months ended March 31, 2014 and 2013, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of March 31, 2014.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2014.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At March 31, 2014, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at March 31, 2014 and December 31, 2013 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2014	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$84,137	$84,137	$–	$–
Restricted cash and cash equivalents	17,163	17,163	–	–
Marketable equity securities	113,461	113,461	–	–
Corporate debt securities	66,122	–	66,122	–
Commercial mortgage–backed securities	53,253	–	53,253	–
U.S. Treasury securities	12,326	12,326	–	–
State and municipal securities	8,377	–	8,377	–
Total financial assets	$354,839	$227,087	$127,752	$–

	Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$81,705	$81,705	$–	$–
Restricted cash and cash equivalents	13,929	13,929	–	–
Marketable equity securities	105,009	105,009	–	–
Corporate debt securities	65,006	–	65,006	–
Commercial mortgage–backed securities	45,856	–	45,856	–
U.S. Treasury securities	22,841	22,841	–	–
State and municipal securities	8,300	–	8,300	–
Total financial assets	$342,646	$223,484	$119,162	$–

Note 10 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	3/31/14	12/31/13
			(dollars in thousands)
Revolving Credit Facility, interest payable monthly	Variable, 0.9%	2014	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

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

Note 12 - Stock Repurchase Program

On August 1, 2013, the Board of Directors of the Company authorized a new stock repurchase program that will allow the Company to repurchase up to $25 million of its common stock over a one year period.  The program expires on July 31, 2014.  Under the stock repurchase program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations.  The Company’s repurchases may be executed using open market purchases, privately negotiated agreements or other transactions.  The Company intends to fund repurchases under the new stock repurchase program from cash on hand, available borrowings or proceeds from potential debt or other capital market sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.  As of March 31, 2014, no repurchases of common stock have been executed under this program.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  At March 31, 2014, 245,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  The shares granted during the three months ended March 31, 2014 consisted of 13,300 shares through the Employee Stock Purchase Plan.  At March 31, 2014, 397,960 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $482,000 and $498,000 for the three months ended March 31, 2014 and 2013, respectively.  At March 31, 2014, we had $3,484,000 of unrecognized compensation cost related to unvested stock–based compensation awards, which consisted of $3,257,000 for stock options and $227,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 1.9 years for stock options and 0.6 years for restricted stock.  Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2014 and for the year ended December 31, 2013.

	2014	2013
Risk–free interest rate	0.13%	0.25%
Expected volatility	13.75%	31.3%
Expected life, in years	1.0 year	2.1 years
Expected dividend yield	2.49%	2.81%

The following table summarizes our outstanding stock options for the three months ended March 31, 2014 and for the year ended December 31, 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	1,134,602	$46.75	$–
Options granted	59,472	47.95	–
Options exercised	(21,522)	45.63	–
Options cancelled	(98,000)	51.11	–
Options outstanding at December 31, 2013	1,074,552	46.44	–
Options granted	13,300	53.72	–
Options exercised	(141,706)	45.70	–
Options outstanding at March 31, 2014	946,146	$46.65	$8,626,000

Options exercisable at March 31, 2014	120,741	$45.62	$1,225,000

Options Outstanding March 31, 2014	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
7,168	$37.70	$37.70	0.1
925,678	$44.80 - $47.45	46.62	2.1
13,300	$53.72	53.72	0.9
946,146		$46.65	2.0

Restricted Stock

The following table summarizes our restricted stock activity for the three months ended March 31, 2014 and for the year ended December 31, 2013.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non–vested restricted shares at January 1, 2013	18,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at December 31, 2013	12,000	34.46	–
Award shares granted	–	–	–
Award shares vested	–	–	–
Non–vested restricted shares at March 31, 2014	12,000	$34.46	$256,000

The weighted average remaining contractual life of restricted stock at March 31, 2014 is 0.6 years.

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

At March 31, 2014, we had $12,880,000 of unrecognized tax benefits, composed of $8,680,000 of deferred tax assets and $4,200,000 of permanent differences.  Accrued interest and penalties of $2,291,000 relate to unrecognized tax benefits at March 31, 2014.  Unrecognized tax benefits of $4,200,000, net of federal benefit, at

March 31, 2014, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,010,000 relate to these permanent differences at March 31, 2014.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning March 31, 2014, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,330,000, composed of temporary differences of $1,390,000, and permanent tax differences of $940,000.  Interest and penalties of $557,000 relate to these temporary and permanent difference changes within 12 months beginning March 31, 2014.

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

Note 15 – Guarantees and Contingencies

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $112,304,000 and $110,557,000 at March 31, 2014 and December 31, 2013, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of March 31, 2014, we and/or our managed centers are currently defendants in 33 such claims covering the years 2005 through March 31, 2014.

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

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly–owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005–2007, $9.0 million annual excess in the aggregate for years 2008–2010 and $4.0 million excess per occurrence for 2011–2014.

Beginning in 2008 and continuing through March 31, 2014, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 73 skilled nursing facilities with 9,410 beds in nine states and provide other senior health care services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide health care services to patients in a variety of settings including skilled nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and lease properties to operators of skilled nursing health care centers.

Summary of Goals and Areas of Focus

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.

Medicare Reimbursement Rate Changes

On April 1, 2013, the automatic 2% cuts (known as "sequestration") began for Medicare providers and these cuts are expected to continue for the 2014 year.  We anticipate that, assuming other factors remain constant, the resulting decrease in net patient revenues on our 2014 consolidated statement of income to range from approximately $4,000,000 to $4,500,000 for the remaining nine months of the 2014 calendar year.  We are unable to predict the financial impact of other cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

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

Type of Operation	Description	Size	Location	Placed in Service
SNF	Acquisition	106	Columbia, TN	September, 2013
SNF	Acquisition	92	Columbia, TN	September, 2013
SNF	Acquisition	139	Knoxville, TN	September, 2013
SNF	Acquisition	107	Springfield, TN	September, 2013
SNF	Acquisition	94	Madisonville, KY	September, 2013
SNF	Acquisition	112	Rossville, GA	September, 2013
SNF	New Facility	90 beds	Tullahoma, TN	October, 2013
SNF	Addition	50 beds	Lexington, SC	December, 2013
SNF	New Facility	92 beds	Sumner County, TN	Under construction
Assisted Living	New Facility	60 Units	Sumner County, TN	Under construction
Assisted Living	New Facility	85 Units	Augusta, GA	Under construction
SNF	New Facility	52 beds	Kingsport, TN	Under construction

During the first quarter of 2014, we began leasing and operating three healthcare facilities in the state of Missouri:  a 120-bed skilled nursing facility and 52-unit assisted living facility in Independence, Missouri; a 70-bed memory care facility in Independence, Missouri; and a 130-bed skilled nursing facility and 52-unit assisted living facility in St. Peters, Missouri.  We also assumed management of a 121-bed skilled nursing facility in Des Peres, Missouri.

We entered into a partnership with Reliant Healthcare, LLC to develop and operate a 14-bed psychiatric hospital focusing on geriatric care in Osage Beach, Missouri.  This project is projected to open in the second quarter of 2014.

We anticipate starting construction on a 90-bed skilled nursing facility and an 80-unit assisted living community in Nashville, Tennessee during the third quarter of 2014.

In 2013, we applied for a CON that would be used to build a replacement center (SNF) that would combine the 92 beds of NHC Hillview in Columbia, Tennessee with 20 beds from the existing skilled nursing unit at Maury Regional Medical Center.  The resulting replacement center would be a partnership between NHC and Maury Regional Medical Center.  Construction is projected to begin in the fourth quarter of 2014.

Construction on both an 80-unit assisted living community in Garden City, South Carolina and a 76-unit assisted living community in Bluffton, South Carolina are scheduled to begin in the fourth quarter of 2014.

During 2014 we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or assisted living communities.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $112,304,000 at March 31, 2014 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund all of our estimated professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There were no significant changes during the three month period ended March 31, 2014 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2013 Annual Report on Form 10–K filed with the SEC.

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

The U.S. Supreme Court has since issued its ruling on the constitutionality of a key provision in the ACA, which is the requirement that every American maintain a minimum level of health coverage or pay a penalty beginning in 2014.  The Supreme Court upheld the constitutionality of the “individual mandate”, holding that the penalty for not doing so could reasonably be interpreted as a tax, which the Constitution permits.  The ruling also permitted the federal government to pursue a broad expansion of the Medicaid program, but the ruling gives the states the maximum flexibility on whether to do so.  With Medicaid coverage expansion, the current Administration could release a host of regulations and an array of new taxes and fees. It is uncertain at this time the effect the Acts, their modifications, or Medicaid expansion will have on our future results of operations or cash flows.

Medicare – Skilled Nursing Facilities

On April 1, 2013, the automatic 2% Medicare cuts began for skilled nursing facility providers and these cuts are expected to continue for the 2014 year. The resulting decrease in revenue to our skilled nursing facilities is approximately $3,000,000 to $3,500,000 for the remaining nine months of the 2014 calendar year.

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

For the first three months of 2014, our average Medicare per diem rate for skilled nursing facilities increased 0.8% compared to the same period in 2013.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2013 and for the fiscal year 2014, the state of Tennessee implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning July 1, 2013 will be approximately $1,800,000 annually, or $450,000 per quarter.

Effective October 1, 2013 and for the fiscal year 2014, South Carolina implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning October 1, 2013 will be approximately $1,540,000 annually, or $385,000.

During the first quarter of 2014, the state of Missouri paid a retroactive rate increase back to July 1, 2013.  In 2014, the Company recorded approximately $533,000 in additional revenues for the July 1, 2013 through December 31, 2013 retroactive period and we estimate the resulting increase in revenue will be approximately $250,000 per quarter for the 2014 year.

For the first three months of 2014, our average Medicaid per diem increased 2.4% compared to same period in 2013. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

Medicare – Homecare Programs

On November 22, 2013, CMS issued the final rule for 2014 home health prospective payment system rates, which included (i) a market basket increase of 2.3 percent, (ii) rebasing of Medicare reimbursement rates, with annual reductions of 3.5 percent for each of the next four years beginning January 2014, (iii) changes in the Wage Index with no overall impact and (iv) rebasing all case mix weights to 1.0 from an average case mix weight of 1.3464 in 2013, as provided for under the Affordable Care Act.  The rule also provided for changes in low utilization payments amounts and the removal of 170 diagnosis codes, among other changes.  In total, CMS predicts that home health agencies will experience an approximate 1.05 percent reduction in reimbursement for 2014.

On April 1, 2013, the automatic 2% Medicare cuts began for homecare providers and these cuts are expected to continue for the 2014 year.  The resulting decrease in revenue to our homecare programs is approximately $1,000,000 for the remaining nine months of the 2014 calendar year.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Results for the three month period ended March 31, 2014 include an 8.3% increase in net operating revenues, a 6.2% increase in income before non-operating income, and a 4.7% decrease in income before income taxes compared to the same period in 2013.

The total census at owned and leased skilled nursing facilities for the quarter averaged 89.2% compared to an average of 89.7% for the same quarter a year ago.

Medicare per diem rates at our owned and leased skilled nursing facilities increased 0.8% while managed care per diem rates decreased 4.1%, compared to the quarter a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 2.4% and 7.5%, respectively, compared to the quarter a year ago.

Net patient revenues increased $21,339,000 or 12.0% compared to the same period last year.  The majority of the increase in net patient revenues consist of the eleven newly operated skilled nursing facilities compared to the quarter a year ago (four in Massachusetts, three in New Hampshire, three in Missouri, and one in Tennessee).  These newly operated facilities helped increase net patient revenues $19,905,000.

Other revenues decreased $5,186,000 or 32.5% in the three month 2014 period to $10,762,000 from $15,948,000 in the 2013 three–month period.  The decrease in other revenues is primarily due to the decreased collection of management fees and insurance service revenue ($2,976,000) from the discontinuation of our relationship with the SeniorTrust and ElderTrust non-profit organizations.  We discontinued providing management and insurance services in the first and second quarters of 2013 for SeniorTrust and in the third quarter of 2013 for ElderTrust.  In the quarter a year ago, there was also a positive insurance settlement reached with one of the states in which we provide workers' compensation insurance.  The 2013 event helped increase other revenues $2,268,000 in comparison to the current year quarter.

Total costs and expenses for the 2014 first quarter compared to the 2013 first quarter increased $15,161,000 or 8.5% to $193,543,000 from $178,382,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $12,662,000 to $119,725,000 from $107,063,000.  Other operating expenses increased $1,331,000 or 2.4% to $55,742,000 for the 2014 period compared to $54,411,000 for the 2013 period.  Facility rent expense increased $18,000 or 0.2% to $9,886,000.  Depreciation and amortization increased 13.6% to $7,900,000.

The increase in salaries, wages and benefits is primarily due to the new operations of the eleven skilled nursing facilities compared to the quarter a year ago ($12,092,000).  We also had increased costs for therapist services of $562,000 and inflationary wage increases for our partners.

The increase in other operating expenses is primarily due to the new operations of the eleven skilled nursing facilities compared to the quarter a year ago ($6,746,000).  In the first quarter of 2013, we incurred additional operating expenses in the amount of $4,500,000 due to the settlement of the SeniorTrust/ElderTrust lawsuit.  Therefore, this additional settlement charge in the prior period offsets the increases from the new operations when comparing the current and prior period quarters.

Non–operating income decreased by $2,046,000 to $4,572,000 in the three month 2014 period in comparison to $6,618,000 for the three month 2013 period, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The decrease is primarily due to our equity method investment in Caris, which decreased $1,740,000 in comparison to the quarter a year ago.

The income tax provision for the three months ended March 31, 2014 is $8,331,000 (an effective income tax rate of 38.6%).  The income tax provision and effective tax rate for the three months ended March 31, 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $189,000 and permanent differences including nondeductible expenses of $27,000 resulting in an increase in the provision.  The income tax provision for the three months ended March 31, 2013 was $8,809,000 (an effective income tax rate of 39.0%).  The income tax provision and effective tax rate for the three months ended March 31, 2013 were unfavorably impacted by adjustments to unrecognized tax benefits of $153,000 and permanent differences including nondeductible expenses of $30,000 resulting in an increase in the provision.

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

	Three Months Ended March 31		Three Month Change
	2014	2013	$	%
Cash and cash equivalents at beginning of period	$81,705	$66,701	$15,004	22.5%

Cash provided by operating activities	15,148	24,848	(9,700)	(39.0)%

Cash used in investing activities	(12,160)	(6,798)	(5,362)	(78.9)%

Cash used in financing activities	(556)	(10,912)	10,356	94.9%

Cash and cash equivalents at end of period	$84,137	$73,839	$10,298	13.9%

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 was $15,148,000, as compared to $24,848,000 in the same period last year.  Cash provided by operating activities consisted of net income of $13,229,000, adjustments for non–cash items of $11,285,000, and $9,366,000 used for working capital.

Cash used for working capital primarily consisted of a decrease in accrued payroll ($22,783,000) and was offset by an increase in other current liabilities ($6,376,000) and accounts payable ($4,923,000).  The majority of the decrease in accrued payroll is due to the timing and payments of incentive compensation related to the 2013 year.  The increase in other current liabilities is primarily related to timing of quarterly federal income tax payments.

Investing Activities

Cash used in investing activities totaled $12,160,000 and $6,798,000 for the three months ended March 31, 2014 and 2013, respectively.  Cash used for property and equipment additions was $9,271,000 for the three months ended March 31, 2014 and $6,366,000 in the comparable period in 2013.  In 2014, the Company made investments in unconsolidated partnerships in the amount of $706,000 for projects under development and a note receivable was advanced in the amount of $767,000 to a third party operator in which we provide accounting services.  Purchases and sales of restricted marketable securities resulted in a net use of cash of $1,448,000 for the 2014 period compared to $826,000 for the 2013 period.

Construction costs included in additions to property and equipment in 2014 include $2,604,000 for the continued construction of the 92-bed skilled nursing facility and 60-unit assisted living facility in Gallatin, Tennessee, $1,153,000 for the 14-bed psychiatric hospital focusing on geriatric care in Osage Beach, Missouri, and $480,000 for the continued renovation of a 52-bed transitional care center in Kingsport, Tennessee.

Financing Activities

Net cash used in financing activities totaled $556,000 and $10,912,000 for the three months ended March 31, 2014 and 2013, respectively.  Cash used for dividend payments to common and preferred stockholders totaled $6,664,000 in the current year period compared to $6,404,000 for the same period a year ago.  In the current period, $6,476,000 was provided by the issuance of common stock.  In the prior year period, $4,700,000 was used to purchase 100,000 shares of common stock under our stock repurchase program.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2014 are as follows (in thousands):

	Total		1 year		1–3 Years	3–5 Years		After 5 Years
Long–term debt – principal	$10,000	$	−	$	−	$10,000	$	−
Long–term debt – interest	1,035		276		552	207		−
Operating leases	441,800		34,200		68,400	68,400		270,800
Construction obligations	20,796		20,796		−	−		−
Capital lease obligations	51,567		5,200		10,400	10,400		25,567
Total contractual cash obligations	$525,198		$60,472		$79,352	$89,007		$296,367

Other noncurrent liabilities for uncertain tax positions of $4,200,000, attributable to permanent differences, at March 31, 2014 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 14 of the interim condensed consolidated financial statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $84,137,000 at March 31, 2014, marketable securities of $113,461,000 at March 31, 2014 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.  We currently do not have any funds drawn against our revolving credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

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

Civil Investigative Demand

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

•

demographic changes.

See the notes to the quarterly financial statements, and “Item 1.  Business” in our 2013 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  This may be found on our web site at www.nhccare.com.  You should carefully consider these risks before making any investment in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At March 31, 2014, we have available for sale debt securities in the amount of $140,078,000.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of March 31, 2014, both our long–term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long–term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75.0 million and our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At March 31, 2014, the fair value of our equity marketable securities is approximately $113,461,000.  Of the $113.5 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $98.5 million, or 86.8%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $11.3 million.  At March 31, 2014, our equity securities had unrealized gains of $83.2 million.  Of the $83.2 million of unrealized gains, $73.9 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 15 of this Form 10–Q.

Item 1A.  Risk Factors.

During the three months ended March 31, 2014, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2013.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 9, 2014	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: May 9, 2014	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)