Form 10-Q
period 2014-06-30
NATIONAL HEALTHCARE CORP
filed 2014-08-05
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

14,227,243 shares of common stock of the registrant were outstanding as of August 1, 2014.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues:
Net patient revenues	$205,632	$178,401	$405,401	$356,831
Other revenues	10,923	13,610	21,685	29,558
Net operating revenues	216,555	192,011	427,086	386,389

Cost and Expenses:
Salaries, wages and benefits	125,614	109,358	245,339	216,421
Other operating	55,696	48,728	111,438	103,139
Facility rent	9,913	9,870	19,799	19,738
Depreciation and amortization	8,605	6,972	16,505	13,928
Interest	644	82	934	166
Total costs and expenses	200,472	175,010	394,015	353,392

Income Before Non–Operating Income	16,083	17,001	33,071	32,997
Non–Operating Income	4,281	6,632	8,853	13,250

Income Before Income Taxes	20,364	23,633	41,924	46,247
Income Tax Provision	(7,853)	(9,291)	(16,184)	(18,100)
Net Income	12,511	14,342	25,740	28,147

Dividends to Preferred Stockholders	(2,167)	(2,168)	(4,335)	(4,336)

Net Income Available to Common Stockholders	$10,344	$12,174	$21,405	$23,811

Earnings Per Common Share:
Basic	$0.75	$0.88	$1.54	$1.72
Diluted	$0.72	$0.86	$1.50	$1.68

Weighted Average Common Shares Outstanding:
Basic	13,868,470	13,816,536	13,855,900	13,838,936
Diluted	14,282,785	16,682,970	14,226,887	16,708,889

Dividends Declared Per Common Share	$0.34	$0.32	$0.66	$0.62

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Net Income	$12,511	$14,342	$25,740	$28,147

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investments in marketable securities	5,693	(13,606)	15,291	2,158
Reclassification adjustment for realized gains on sale of securities	(36)	(154)	(172)	(384)
Income tax (expense) benefit related to items of other comprehensive income	(2,146)	5,194	(5,796)	(896)
Other comprehensive income (loss), net of tax	3,511	(8,566)	9,323	878

Comprehensive Income	$16,022	$5,776	$35,063	$29,025

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	June 30, 2014	December 31, 2013
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$75,758	$81,705
Restricted cash and cash equivalents	11,556	10,298
Marketable securities	117,618	105,009
Restricted marketable securities	12,517	14,027
Accounts receivable, less allowance for doubtful accounts of $6,015 and $4,972, respectively	80,842	79,856
Inventories	7,179	7,146
Prepaid expenses	2,653	1,208
Notes receivable	62	417
Federal income tax receivable	2,829	-
Total current assets	311,014	299,666

Property and Equipment:
Property and equipment, at cost	796,510	734,682
Accumulated depreciation and amortization	(294,222)	(277,884)
Net property and equipment	502,288	456,798

Other Assets:
Restricted cash and cash equivalents	3,631	3,631
Restricted marketable securities	134,701	127,976
Deposits and other assets	6,740	6,808
Goodwill	17,600	17,600
Notes receivable	13,146	14,961
Deferred income taxes	21,000	18,164
Investments in limited liability companies	34,469	38,754
Total other assets	231,287	227,894
Total assets	$1,044,589	$984,358

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$16,937	$13,050
Capital lease obligations, current portion	2,997	-
Accrued payroll	43,371	63,462
Amounts due to third party payors	22,908	21,619
Accrued risk reserves	24,073	24,325
Deferred income taxes	29,337	24,790
Other current liabilities	13,357	13,784
Dividends payable	7,040	6,730
Total current liabilities	160,020	167,760

Long–term debt	10,000	10,000
Capital lease obligations, less current portion	35,075	-
Accrued risk reserves	87,719	86,232
Refundable entrance fees	10,678	10,720
Obligation to provide future services	3,689	3,689
Other noncurrent liabilities	15,751	14,525

Deferred revenue	4,850	3,320

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,836,659 and 10,837,665 shares, respectively, issued and outstanding; stated at liquidation value of $15.75 per share	170,494	170,510
Common stock, $.01 par value; 30,000,000 shares authorized; 14,227,243 and 14,078,028 shares, respectively, issued and outstanding	141	140
Capital in excess of par value	160,431	153,061
Retained earnings	330,233	318,216
Accumulated other comprehensive income	55,508	46,185
Total stockholders’ equity	716,807	688,112
Total liabilities and stockholders’ equity	$1,044,589	$984,358

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2014	2013
Cash Flows From Operating Activities:
Net income	$25,740	$28,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,505	13,928
Provision for doubtful accounts receivable	3,121	1,522
Equity in earnings of unconsolidated investments	(3,654)	(7,595)
Distributions from unconsolidated investments	9,251	9,979
Gains on sale of restricted marketable securities	(172)	(384)
Deferred income taxes	(4,085)	(2,368)
Stock–based compensation	1,170	1,359
Changes in operating assets and liabilities, net of the effect of acquisitions:
Restricted cash and cash equivalents	(1,622)	(5,602)
Accounts receivable	(4,107)	(1,356)
Income tax receivable	(2,829)	5,933
Inventories	(33)	311
Prepaid expenses	(1,445)	(1,265)
Other assets	507	282
Trade accounts payable	3,887	696
Accrued payroll	(20,091)	1,956
Amounts due to third party payors	1,289	1,487
Other current liabilities and accrued risk reserves	807	(2,588)
Other noncurrent liabilities	1,226	1,154
Deferred revenue	1,530	1,483
Net cash provided by operating activities	26,995	47,079
Cash Flows From Investing Activities:
Additions to property and equipment	(22,963)	(20,096)
Investments in unconsolidated limited liability companies	(1,312)	-
Acquisition of non-controlling interest	(768)	-
Investments in notes receivable	(767)	-
Collections of notes receivable	2,937	578
Change in restricted cash and cash equivalents	364	2,640
Purchase of restricted marketable securities	(30,173)	(42,881)
Sale of restricted marketable securities	27,641	38,150
Net cash used in investing activities	(25,041)	(21,609)
Cash Flows From Financing Activities:
Tax benefit (expense) from stock–based compensation	201	(225)
Principal payments under capital lease obligations	(960)	-
Dividends paid to preferred stockholders	(4,335)	(4,336)
Dividends paid to common stockholders	(9,078)	(8,475)
Issuance of common shares	6,752	270
Repurchase of common shares	-	(4,700)
Entrance fee deposits	(42)	(40)
Change in deposits	(439)	(31)
Net cash used in financing activities	(7,901)	(17,537)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,947)	7,933
Cash and Cash Equivalents, Beginning of Period	81,705	66,701
Cash and Cash Equivalents, End of Period	$75,758	$74,634

Supplemental disclosure of non-cash investing and financing activities:
Buildings, personal property, and obligations recorded under capital lease agreements	$39,032	$-

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	10,838,412	$170,514	14,158,127	$141	$154,692	$279,993	$50,808	$656,148
Net income	–	–	–	–	–	28,147	–	28,147
Other comprehensive income	–	–	–	–	–	–	878	878
Stock–based compensation	–	–	–	–	1,359	–	–	1,359
Tax expense from exercise of stock options	–	–	–	–	(225)	–	–	(225)
Shares sold – options exercised	–	–	7,150	–	270	–	–	270
Repurchase of common stock	–	–	(100,000)	(1)	(4,699)	–	–	(4,700)
Shares issued in conversion of preferred stock to common stock	(107)	(2)	25	–	2	–	–	–
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,336)	–	(4,336)
Dividends declared to common stockholders ($0.62 per share)	–	–	–	–	–	(8,718)	–	(8,718)
Balance at June 30, 2013	10,838,305	$170,512	14,065,302	$140	$151,399	$295,086	$51,686	$668,823

Balance at January 1, 2014	10,837,665	$170,510	14,078,028	$140	$153,061	$318,216	$46,185	$688,112
Net income	–	–	–	–	–	25,740	–	25,740
Other comprehensive income	–	–	–	–	–	–	9,323	9,323
Stock–based compensation	–	–	–	–	1,170	–	–	1,170
Tax expense from exercise of stock options	–	–	–	–	201	–	–	201
Shares sold – options exercised	–	–	148,974	1	6,751	–	–	6,752
Shares issued in conversion of preferred stock to common stock	(1,006)	(16)	241	–	16	–	–	–
Acquisition of non-controlling interest	–	–	–	–	(768)	–	–	(768)
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,335)	–	(4,335)
Dividends declared to common stockholders ($0.66 per share)	–	–	–	–	–	(9,388)	–	(9,388)
Balance at June 30, 2014	10,836,659	$170,494	14,227,243	$141	$160,431	$330,233	$55,508	$716,807

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 73 skilled nursing centers with 9,410 beds in nine states and provide other senior health care services in one additional state.  These operations are provided by separately funded and maintained subsidiaries.  We provide health care services to patients in a variety of settings including skilled nursing centers, managed care specialty units, sub–acute care units, Alzheimer's care units, homecare programs, assisted living centers and independent living centers.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of NHC.  All significant intercompany transactions and balances have been eliminated in consolidation.  We assume that users of these interim financial statements have read or have access to the audited December 31, 2013 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

During the second quarter of 2014, the Company revised the presentation of its accrued risk reserves to present only the amount expected to be settled within the next twelve month period as a current liability. Previously, the Company had presented the entire accrued risk reserve balance as a current liability. The Company also recorded a related reclassification to its restricted cash and cash equivalents and restricted marketable securities to reflect its previous and continued expectation to use these assets held by its wholly-owned limited purpose insurance companies to settle the accrued risk reserves. The impact of these adjustments also resulted in an impact on the classification of our deferred tax balances. Accordingly, the Company's accompanying consolidated balance sheet as of December 31, 2013 has been adjusted to reflect these reclassifications. The table below presents the affected balance sheet line items, the respective previously-reported balances, the reclassification amount and the adjusted balances as of December 31, 2013 (in thousands).  The reclassifications were not material to the financial conditions, results of operations or liquidity for any periods presented.

	Previously Reported Balance	Reclassification Amount	As-Adjusted Balance
Restricted cash and cash equivalents (current assets section)	$13,929	$(3,631)	$10,298
Restricted cash and cash equivalents (other assets section)	-	3,631	3,631
Restricted marketable securities (current assets section)	142,003	(127,976)	14,027
Restricted marketable securities (other assets section)	-	127,976	127,976
Accounts receivable (current assets section)	85,511	(5,655)	79,856
Deposits and other assets (other assets section)	1,153	5,655	6,808
Accrued risk reserves (current liability section)	110,557	(86,232)	24,325
Accrued risk reserves (non-current liability section)	-	86,232	86,232
Deferred income taxes (other assets section)	14,531	3,633	18,164
Deferred income taxes (current liabilities section)	21,157	3,633	24,790

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

Revenue Recognition – Third Party Payors

Approximately 67% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $22,908,000 and $21,619,000 as of June 30, 2014 and December 31, 2013, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Accrued Risk Reserves

We are principally self–insured for risks related to workers’ compensation insurance and professional and general liability claims.  Our accrued risk reserves primarily represent the accrual for self–insured risks associated with workers’ compensation insurance and professional and general liability claims.  The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims.  Our policy is to use an external, independent actuary to estimate our exposure for claims obligations (for both asserted and unasserted claims).  We reassess our accrued risk reserves on a quarterly basis.

Professional liability remains an area of particular concern to us.  The entire long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of June 30, 2014, we and/or our managed centers are defendants in 37 such claims inclusive of years 2005 through June 30, 2014.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all centers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fee

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of June 30, 2014 and December 31, 2013 were $10,678,000 and $10,720,000, respectively.

Obligation to Provide Future Services

The CCRC annually calculates the present value of the net cost of future services and the use of facilities to be provided to the current residents and compares that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  As of June 30, 2014 and December 31, 2013, we have recorded a future service obligation in the amount of $3,689,000.

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National, the non-refundable portion (10%) of CCRC entrance fees being amortized over the remaining life expectancies of the residents, and premiums received within our workers’ compensation and professional liability companies that are not yet earned.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”. This update is the result of a collaborative effort by the FASB and the International Accounting Standards Board to simplify revenue recognition guidance, remove inconsistencies in the application of revenue recognition, and to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The FASB is amending the Accounting Standards Codification and creating a new Topic 606, “Revenue from Contracts with Customers”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This standard changes the requirements for reporting discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The standard limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.  This standard is effective for the Company on a prospective basis for annual periods beginning on January 1, 2015 and interim periods within that year.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued.  When adopted, the Company does not expect this standard to have a material impact on our consolidated financial statements.

Note 3 – Other Revenues

Other revenues are outlined in the table below.  Revenues from management and accounting services include management and accounting fees provided to managed and other health care centers. Revenues from rental income include health care real estate properties owned by us and leased to third party operators.    Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly–owned limited purpose insurance subsidiaries have written for certain health care centers to which we provide management or accounting services.  "Other" revenues include miscellaneous health care related earnings.

Other revenues include the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2014	2013	2014	2013
Management and accounting services fees	$4,022	$4,596	$8,004	$9,428
Rental income	4,749	4,764	9,517	9,501
Insurance services	1,877	3,936	3,650	10,063
Other	275	314	514	566
	$10,923	$13,610	$21,685	$29,558

Management Fees from National

We manage five skilled nursing facilities owned by National Health Corporation ("National").  For the three months and six months ended June 30, 2014, we recognized management fees and interest on management fees of $870,000 and $1,795,000, respectively, from these centers.  For the three months and six months ended June 30, 2013, we recognized management fees and interest on management fees of $865,000 and $1,777,000, respectively, from these centers.

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

Management Fees from Other Healthcare Centers

In February 2014, we assumed management of a 121-bed skilled nursing facility located in Des Peres, Missouri.  In June 2014, we began managing a 75-unit assisted living facility located in Augusta, Georgia.  As of June 30, 2014, we provide management services to six healthcare centers (other than the five National centers) operated by third party owners.  For the three months and six months ended June 30, 2014, we recognized management fees of $565,000 and $1,102,000, respectively, from these centers.  For the six months ended June 30, 2013, we provided management services to 21 healthcare centers operated by third party owners.  For the three months and six months ended June 30, 2013, we recognized management fees of $1,379,000 and $2,997,000, respectively, from these centers.  The decrease in management services revenues is due to the discontinuation of management services to the non-profit entities SeniorTrust and ElderTrust.  Effective September 1, 2013, we began leasing and operating the former ElderTrust facilities from National Health Investors, Inc. ("NHI").  The revenues from these seven facilities are included in net patient revenues in the interim condensed consolidated statement of income.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three and six months ended June 30, 2014 are $1,184,000 and $2,280,000.  For the three months and six months ended June 30, 2013, the workers' compensation premium revenues reflected in the interim condensed consolidated statements of income were $1,781,000 and $5,390,000.  For the six months ended June 30, 2013, there was a non-recurring positive insurance settlement reached with one of the states in which we provide workers' compensation insurance.  The 2013 prior period event helped increase other revenues in the amount of $502,000 and $2,769,000 for the three and six months ended June 30, 2013, respectively.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months and six months ended June 30, 2014 are $693,000 and $1,370,000. For the three months and six months ended June 30, 2013, the professional liability insurance premium revenues reflected in the interim condensed consolidated statements of income were $923,000 and $1,885,000.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2014	2013	2014	2013
Equity in earnings of unconsolidated investments	$1,741	$3,789	$3,655	$7,595
Dividends and other net realized gains and losses on sales of securities	1,432	1,445	2,958	2,906
Interest income	1,108	1,398	2,240	2,749
	$4,281	$6,632	$8,853	$13,250

Note 5 – Long-Term Leases

Capital Leases

Effective March 1, 2014, NHC began leasing and operating three senior healthcare facilities in the state of Missouri under three separate lease agreements.  Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility.  Each of the leases is a ten year lease with two five-year renewal options.  Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year. The leases also contain certain non-performance default provisions which result in capital lease classification.  However, the initial measurement and recording of the capital lease assets and obligations does not include any expected payments under such default provisions, as the Company does not expect to incur an obligation for such payments.

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows:

	June 30, 2014		December 31, 2013
	(in thousands)
Buildings and personal property	$39,032	$	−
Accumulated amortization	(1,308)		−
	$37,724	$	−

Operating Leases

At June 30, 2014, NHC leases from NHI the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements.  Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year.  Total facility rent expense to NHI was $18,267,000 and $18,165,000 for the six months ended June 30, 2014 and 2013, respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at June 30, 2014 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2015	$34,200	$5,200
2016	34,200	5,200
2017	34,200	5,200
2018	34,200	5,200
2019	34,200	5,200
Thereafter	262,250	24,267
Total minimum lease payments	$433,250	$50,267
Less: Amounts representing interest		(12,195)
Present value of minimum lease payments		38,072
Less: Current portion		(2,997)
Long-term capital lease obligations		$35,075

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except for share and per share amounts)	2014	2013	2014	2013
Basic:
Weighted average common shares outstanding	13,868,470	13,816,536	13,855,900	13,838,936
Net income	$12,511	$14,342	$25,740	$28,147
Dividends to preferred stockholders	(2,167)	(2,168)	(4,335)	(4,336)
Net income available to common stockholders	$10,344	$12,174	$21,405	$23,811
Earnings per common share, basic	$0.75	$0.88	$1.54	$1.72

Diluted:
Weighted average common shares outstanding	13,868,470	13,816,536	13,855,900	13,838,936
Dilutive effect of stock options	64,611	7,421	54,534	8,610
Dilutive effect of restricted stock	1,809	2,710	4,079	5,040
Dilutive effect of contingent issuable stock	347,895	233,000	312,374	233,000
Convertible preferred stock	-	2,623,303	-	2,623,303
Assumed average common shares outstanding	14,282,785	16,682,970	14,226,887	16,708,889

Net income available to common stockholders	$10,344	$12,174	$21,405	$23,811
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	-	2,168	-	4,336
Net income for diluted earnings per common share	$10,344	$14,342	$21,405	$28,147
Earnings per common share, diluted	$0.72	$0.86	$1.50	$1.68

In the above table, options to purchase 13,149 and 977,828 shares of our common stock have been excluded for the six months ended June 30, 2014 and 2013, respectively, due to their anti–dilutive impact.  We have also excluded 2,623,007 of common shares issuable upon the conversion of preferred stock for the three months and six months ended June 30, 2014 due to their anti-dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following:

	June 30, 2014		December 31, 2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$117,618	$30,176	$105,009
Restricted investments available for sale:
Corporate debt securities	66,364	66,761	65,852	65,006
Commercial mortgage–backed securities	54,404	54,267	46,977	45,856
U.S. Treasury securities	13,880	13,905	22,932	22,841
State and municipal securities	11,941	12,285	8,123	8,300
	$176,765	$264,836	$174,060	$247,012

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2014			December 31, 2013
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$102,013	1,630,642	$24,734	$91,479

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	June 30, 2014		December 31, 2013
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$11,789	$11,849	$9,279	$9,324
1 to 5 years	86,787	87,807	91,787	92,011
6 to 10 years	47,045	46,724	40,387	38,335
Over 10 years	968	838	2,431	2,333
	$146,589	$147,218	$143,884	$142,003

Gross unrealized gains related to available for sale securities are $89,049,000 and $75,702,000 as of June 30, 2014 and December 31, 2013, respectively.  Gross unrealized losses related to available for sale securities are $978,000 and $2,750,000 as of June 30, 2014 and December 31, 2013, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  As a result, the Company recognized no other-than-temporary impairment during the six months ended June 30, 2014 or the year ended December 31, 2013.

Proceeds from the sale of investments in restricted marketable securities during the six months ended June 30, 2014 and 2013 were $27,641,000 and $38,150,000, respectively.  Investment gains of $172,000 and $384,000 were realized on these sales during the six months ended June 30, 2014 and 2013, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of June 30, 2014.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2014.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At June 30, 2014, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at June 30, 2014 and December 31, 2013 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2014	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$75,758	$75,758	$–	$–
Restricted cash and cash equivalents	15,187	15,187	–	–
Marketable equity securities	117,618	117,618	–	–
Corporate debt securities	66,761	–	66,761	–
Commercial mortgage–backed securities	54,267	–	54,267	–
U.S. Treasury securities	13,905	13,905	–	–
State and municipal securities	12,285	–	12,285	–
Total financial assets	$355,781	$222,468	$133,313	$–

	Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$81,705	$81,705	$–	$–
Restricted cash and cash equivalents	13,929	13,929	–	–
Marketable equity securities	105,009	105,009	–	–
Corporate debt securities	65,006	–	65,006	–
Commercial mortgage–backed securities	45,856	–	45,856	–
U.S. Treasury securities	22,841	22,841	–	–
State and municipal securities	8,300	–	8,300	–
Total financial assets	$342,646	$223,484	$119,162	$–

Note 10 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	6/30/14	12/31/13
	Variable		(dollars in thousands)
Revolving Credit Facility, interest payable monthly	0.9%	2014	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

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

Note 12 - Stock Repurchase Program

On August 1, 2013, the Board of Directors of the Company authorized a new stock repurchase program that allowed the Company to repurchase up to $25 million of its common stock over a one year period.  The program expired on July 31, 2014.  Under the stock repurchase program, the Company could repurchase its common stock from time to time, in amounts and at prices the Company deemed appropriate, subject to market conditions and other considerations.  The Company’s repurchases could be executed using open market purchases, privately negotiated agreements or other transactions.  The Company would fund repurchases under the new stock repurchase program from cash on hand, available borrowings or proceeds from potential debt or other capital market sources. As of June 30, 2014, no repurchases of common stock have been executed under this program.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  At June 30, 2014, 200,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  The shares granted during the six months ended June 30, 2014 consisted of 45,000 shares to the Directors of the Company and 13,149 shares through the Employee Stock Purchase Plan.  At June 30, 2014, 398,111 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $688,000 and $1,170,000 for the three months and six months ended June 30, 2014, respectively.  Stock-based compensation totaled $861,000 and $1,359,000 for the three months and six months ended June 30, 2013, respectively.  At June 30, 2014, we had $3,003,000 of unrecognized compensation cost related to unvested stock–based compensation awards, which consisted of $2,827,000 for stock options and $176,000 for restricted stock.

This expense will be recognized over the remaining weighted average vesting period, which is approximately 1.7 years for stock options and 0.8 years for restricted stock.  Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2014 and for the year ended December 31, 2013.

	2014	2013
Risk–free interest rate	0.52%	0.25%
Expected volatility	17.3%	31.3%
Expected life, in years	2.2 years	2.1 years
Expected dividend yield	2.68%	2.81%

The following table summarizes our outstanding stock options for the six months ended June 30, 2014 and for the year ended December 31, 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	1,134,602	$46.75	$–
Options granted	59,472	47.95	–
Options exercised	(21,522)	45.63	–
Options cancelled	(98,000)	51.11	–
Options outstanding at December 31, 2013	1,074,552	46.44	–
Options granted	58,249	53.11	–
Options exercised	(148,974)	45.32	–
Options outstanding at June 30, 2014	983,827	$47.00	$9,136,000

Options exercisable at June 30, 2014	158,573	$48.06	$1,306,000

Options Outstanding June 30, 2014	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
925,678	$44.80 - $47.45	$46.62	1.8
58,149	$52.93 - $53.72	53.11	3.8
983,827		$47.00	1.9

Restricted Stock

The following table summarizes our restricted stock activity for the six months ended June 30, 2014 and for the year ended December 31, 2013.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non–vested restricted shares at January 1, 2013	18,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at December 31, 2013	12,000	34.46	–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at June 30, 2014	6,000	$34.46	$131,000

The weighted average remaining contractual life of restricted stock at June 30, 2014 is 0.8 years.

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

At June 30, 2014, we had $13,303,000 of unrecognized tax benefits, composed of $9,103,000 of deferred tax assets and $4,200,000 of permanent differences.  Accrued interest and penalties of $2,448,000 relate to unrecognized tax benefits at June 30, 2014.  Unrecognized tax benefits of $4,200,000 net of federal benefit, at June 30, 2014, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,132,000 relate to these permanent differences at June 30, 2014.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning July 1, 2014, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,104,000, composed of temporary differences of $1,164,000, and permanent tax differences of $940,000.  Interest and penalties of $569,000 relate to these temporary and permanent difference changes within 12 months beginning June 30, 2014.

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

Note 15 – Guarantees and Contingencies

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $111,792,000 and $110,557,000 at June 30, 2014 and December 31, 2013, respectively.  This liability is classified as a current liability based on the uncertainty regarding the timing of potential payments.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of June 30, 2014, we and/or our managed centers are currently defendants in 37 such claims covering the years 2005 through June 30, 2014.

In 2002, due to the unavailability and/or prohibitive cost of third–party professional liability insurance coverage, we established and capitalized a wholly–owned licensed liability insurance company incorporated in the Cayman Islands, for the purpose of managing our losses related to these risks.  Thus, since 2002, insurance coverage for incidents occurring at all NHC owned providers, and most providers managed by us, is provided through this wholly–owned insurance company.

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

Beginning in 2008 and continuing through June 30, 2014, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

There is certain additional litigation incidental to our business, none of which, in the opinion of management, based upon information available to date, would be material to our financial position, results of operations, or cash flows.  In addition, the long-term care industry is continuously subject to scrutiny by governmental regulators, which could result in litigation or claims related to regulatory compliance matters.

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

Occupancy

Occupancy, or census, in our skilled nursing facilities is a primary area of management focus.  For the six months ended June 30, 2014, the total census at our owned and leased skilled nursing facilities averaged 89.0%, compared to an average of 89.5% for the same period a year ago.

The number of skilled nursing facilities in the United States has been declining for several years.  Despite this decline in inventory, occupancy levels for skilled nursing facilities in the United States have also seen a steady decline during this period.  We believe the steady decline of occupancy has been caused by the following factors:  (1) a combination of Federal and State initiatives have led to government programs aggressively shifting more patients to home and community-based services; (2) an increased availability of assisted living and memory care facilities; (3) a shorter average length of stay for skilled nursing patients.  To monitor our census, we have developed budgets and created programs to assess facility availabilities within certain regions.  We also continue to develop and enhance our relationships with the various payor sources and local referral sources in the communities in which we operate.

Medicare Reimbursement Rate Changes

On April 1, 2013, the automatic 2% cuts (known as "sequestration") began for Medicare providers and these cuts are expected to continue for the 2014 year.  We anticipate that, assuming other factors remain constant, the resulting decrease in net patient revenues on our 2014 consolidated statement of income to range from approximately $2,700,000 to $3,200,000 for the remaining six months of the 2014 calendar year.  We are unable to predict the financial impact of other cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

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

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets.  The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	Acquisition	106 beds	Columbia, TN	September, 2013
SNF	Acquisition	92 beds	Columbia, TN	September, 2013
SNF	Acquisition	139 beds	Knoxville, TN	September, 2013
SNF	Acquisition	107 beds	Springfield, TN	September, 2013
SNF	Acquisition	94 beds	Madisonville, KY	September, 2013
SNF	Acquisition	112 beds	Rossville, GA	September, 2013
SNF	Leased	120 beds	Greenfield, MA	September, 2013
SNF	Leased	102 beds	Holyoke, MA	September, 2013
SNF	Leased	71 beds	Quincy, MA	September, 2013
SNF	Leased	100 beds	Taunton, MA	September, 2013
SNF	Leased	108 beds	Epsom, NH	September, 2013
SNF	Leased	114 beds	Manchester, NH	September, 2013
SNF	Leased	126 beds	Manchester, NH	September, 2013
SNF	New Facility	90 beds	Tullahoma, TN	October, 2013
SNF	Addition	50 beds	Lexington, SC	December, 2013
SNF/AL	Leased	120 beds / 52 units	Independence, MO	March, 2014
SNF	Leased	70 beds	Independence, MO	March, 2014
SNF/AL	Leased	130 beds / 52 units	St. Peters, MO	March, 2014
AL	Partnership	85 units	Augusta, GA	June, 2014
Psychiatric Hospital	Partnership	14 beds	Osage Beach, MO	June, 2014
SNF	New Facility	92 beds	Sumner County, TN	Under construction
AL	New Facility	60 Units	Sumner County, TN	Under construction
SNF	New Facility	52 beds	Kingsport, TN	Under construction

We anticipate starting construction on a 90-bed skilled nursing facility and an 80-unit assisted living community in Nashville, Tennessee during the third quarter of 2014.

Construction on both an 80-unit assisted living community in Garden City, South Carolina and a 76-unit assisted living community in Bluffton, South Carolina are scheduled to begin in the fourth quarter of 2014.

During the first quarter of 2015, we anticipate beginning construction on a replacement center (SNF) that will combine the 92 beds of NHC Hillview in Columbia, Tennessee with 20 beds from the existing skilled nursing unit at Maury Regional Medical Center.  The resulting replacement center will be a partnership between NHC and Maury Regional Medical Center.

During 2014 we will apply for Certificates of Need for additional beds in our markets and also evaluate the feasibility of expansion into new markets by building private pay health care centers or assisted living communities.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $111,792,000 at June 30, 2014 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund all of our estimated professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There were no significant changes during the six month period ended June 30, 2014 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2013 Annual Report on Form 10–K filed with the SEC.

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

Medicare – Skilled Nursing Facilities

On April 1, 2013, the automatic 2% Medicare cuts began for skilled nursing facility providers and these cuts are expected to continue for the 2014 year. The resulting decrease in revenue to our skilled nursing facilities is expected to be approximately $2,000,000 to $2,500,000 for the remaining six months of the 2014 calendar year.

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

For the first six months of 2014, our average Medicare per diem rate for skilled nursing facilities increased 1.7% compared to the same period in 2013.

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

During the first quarter of 2014, the state of Missouri paid a retroactive rate increase back to July 1, 2013.  In the first quarter of 2014, the Company recorded approximately $533,000 of additional net patient revenues for the July 1, 2013 through December 31, 2013 retroactive period.  We estimate the resulting increase in revenue will be approximately $250,000 per quarter for the 2014 year.

For the first six months of 2014, our average Medicaid per diem increased 2.8% compared to same period in 2013. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

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

On April 1, 2013, the automatic 2% Medicare cuts began for homecare providers and these cuts are expected to continue for the 2014 year.  The resulting decrease in revenue to our homecare programs is expected to be approximately $700,000 for the remaining six months of the 2014 calendar year.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Results for the three month period ended June 30, 2014 include a 12.8% increase in net operating revenues, a 5.4% decrease in income before non-operating income, and a 13.8% decrease in income before income taxes compared to the same period in 2013.

The total census at owned and leased skilled nursing facilities for the quarter averaged 88.7% compared to an average of 89.2% for the same quarter a year ago.

Medicare and managed care per diem rates at our owned and leased skilled nursing facilities increased 2.6% and 0.4%, respectively, compared to the quarter a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 3.2% and 5.6%, respectively, compared to the quarter a year ago.

Net patient revenues increased $27,231,000 or 15.3% compared to the same period last year.  The majority of the increase in net patient revenues consist of the eleven newly operated skilled nursing facilities compared to the quarter a year ago (four in Massachusetts, three in New Hampshire, three in Missouri, and one in Tennessee).  These newly operated facilities helped increase net patient revenues $25,819,000.

Other revenues decreased $2,687,000 or 19.7% in the three month 2014 period to $10,923,000 from $13,610,000 in the 2013 three–month period.  The decrease in other revenues is primarily due to the decreased collection of management fees and insurance service revenue ($2,584,000) from the discontinuation of our relationship with the SeniorTrust and ElderTrust non-profit organizations.  We discontinued providing management and insurance services in the first and second quarters of 2013 for SeniorTrust and in the third quarter of 2013 for ElderTrust.  In the quarter a year ago, there was also a positive insurance settlement reached with one of the states in which we provide workers' compensation insurance.  This event helped increase 2013 other revenues $502,000 in comparison to the current year quarter.

Total costs and expenses for the 2014 second quarter compared to the 2013 second quarter increased $25,462,000 or 14.5% to $200,472,000 from $175,010,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $16,256,000 to $125,614,000 from $109,358,000.  Other operating expenses increased $6,968,000 or 14.3% to $55,696,000 for the 2014 period compared to $48,728,000 for the 2013 period.  Facility rent expense increased $43,000 to $9,913,000.  Depreciation and amortization increased $1,633,000 to $8,605,000.  Interest expense increased $562,000 to $644,000.

Salaries, wages and benefits as a percentage of net operating revenue was 58.0% compared to 57.0% for the three months ended June 30, 2014 and 2013, respectively.  The increase in salaries, wages and benefits is primarily due to the new operations of the eleven skilled nursing facilities compared to the quarter a year ago ($14,900,000).  We also had increased costs for therapist services of $1,229,000 and inflationary wage increases for our partners.

Other operating expenses as a percentage of net operating revenue was 25.7% compared to 25.4% for the three months ended June 30, 2014 and 2013, respectively.  The increase in other operating expenses is primarily due to the new operations of the eleven skilled nursing facilities compared to the quarter a year ago ($9,232,000).

The increase in depreciation expense is due to the new operations of the eleven skilled nursing facilities and the increase in interest expense is due to the capital leases recorded for the three Missouri healthcare facilities we began operating during the first quarter of 2014.

Non–operating income decreased by $2,351,000 to $4,281,000 in the three month 2014 period in comparison to $6,632,000 for the three month 2013 period, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The decrease is primarily due to our equity method investment in Caris, which decreased $1,741,000 in comparison to the quarter a year ago.

The income tax provision for the three months ended June 30, 2014 is $7,853,000 (an effective income tax rate of 38.6%).  The income tax provision and effective tax rate for the three months ended June 30, 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $117,000 and permanent differences including nondeductible expenses of $70,000 resulting in an increase in the provision.  The income tax provision for the three months ended June 30, 2013 was $9,291,000 (an effective income tax rate of 39.3%).  The income tax provision and effective tax rate for the three months ended June 30, 2013 were unfavorably impacted by adjustments to unrecognized tax benefits of $160,000 and permanent differences including nondeductible expenses of $50,000 resulting in an increase in the provision.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Results for the six month period ended June 30, 2014 include a 10.5% increase in net operating revenues, a 0.2% increase in income before non-operating income, and a 9.3% decrease in income before income taxes compared to the same period in 2013.

The total census at owned and leased skilled nursing facilities for the six months averaged 89.0% compared to an average of 89.5% for the same period a year ago.

Medicare per diem rates at our owned and leased skilled nursing facilities increased 1.7% while managed care per diem rates decreased 2.0%, compared to the period a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 2.8% and 6.5%, respectively, compared to the same period a year ago.

Net patient revenues increased $48,570,000 or 13.6% compared to the same period last year.  The majority of the increase in net patient revenues consist of the eleven newly operated skilled nursing facilities compared to the same period a year ago (four in Massachusetts, three in New Hampshire, three in Missouri, and one in Tennessee).  These newly operated facilities helped increase net patient revenues $45,723,000.

Other revenues decreased $7,873,000 or 26.6% in the six month 2014 period to $21,685,000 from $29,558,000 in the 2013 six month period.  The decrease in other revenues is primarily due to the decreased collection of management fees and insurance service revenue ($5,988,000) from the discontinuation of our relationship with the SeniorTrust and ElderTrust non-profit organizations.  We discontinued providing management and insurance services in the first and second quarters of 2013 for SeniorTrust and in the third quarter of 2013 for ElderTrust.  In the quarter a year ago, there was also a positive insurance settlement reached with one of the states in which we provide workers' compensation insurance.  This event helped increase 2013 other revenues $2,769,000 in comparison to the current year quarter.

Total costs and expenses for the 2014 six months compared to the same period in 2013 increased $40,623,000 or 11.5% to $394,015,000 from $353,392,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $28,918,000 to $245,339,000 from $216,421,000.  Other operating expenses increased $8,299,000 or 8.0% to $111,438,000 for the 2014 period compared to $103,139,000 for the 2013 period.  Facility rent expense increased $61,000 to $19,799,000.  Depreciation and amortization increased $2,577,000 to $16,505,000.  Interest expense increased $768,000 to $934,000.

Salaries, wages and benefits as a percentage of net operating revenue was 57.4% compared to 56.0% for the six months ended June 30, 2014 and 2013, respectively.  The increase in salaries, wages and benefits is primarily due to the new operations of the eleven skilled nursing facilities compared to the same period a year ago ($26,992,000).  We also had increased costs for therapist services of $1,791,000 and inflationary wage increases for our partners.

Other operating expenses as a percentage of net operating revenue was 26.1% compared to 26.7% for the six months ended June 30, 2014 and 2013, respectively.  The increase in other operating expenses is primarily due to the new operations of the eleven skilled nursing facilities compared to the same period a year ago ($15,977,000).  In the prior period, we incurred additional operating expenses in the amount of $4,150,000 due to the settlement of the SeniorTrust/ElderTrust lawsuit.  Therefore, this additional settlement charge in the prior period offsets the increases from the new operations when comparing the current and prior period.

The increase in depreciation expense is due to the new operations of the eleven skilled nursing facilities and the increase in interest expense is due to the capital leases recorded for the three Missouri healthcare facilities we began operating during the first quarter of 2014.

Non–operating income decreased by $4,397,000 to $8,853,000 in the six month 2014 period in comparison to $13,250,000 for the six month 2013 period, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The decrease is primarily due to our equity method investment in Caris, which decreased $3,481,000 in comparison to the same period a year ago.

The income tax provision for the six months ended June 30, 2014 is $16,184,000 (an effective income tax rate of 38.6%).  The income tax provision and effective tax rate for the six months ended June 30, 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $306,000 and permanent differences including nondeductible expenses of $97,000 resulting in an increase in the provision.  The income tax provision for the six months ended June 30, 2013 was $18,100,000 (an effective income tax rate of 39.1%).  The income tax provision and effective tax rate for the six months ended June 30, 2013 were unfavorably impacted by adjustments to unrecognized tax benefits of $313,000 and permanent differences including nondeductible expenses of $80,000 resulting in an increase in the provision.

Liquidity, Capital Resources, and Financial Condition

Our primary sources of cash include revenues from the operations of our healthcare and senior living facilities, insurance services, management services and accounting services, and rental income.  Our primary uses of cash include salaries, wages and other operating costs of our healthcare and senior living facilities, the cost of additions to and acquisitions of real property, facility rent expenses, and dividend distributions.  These sources and uses of cash are reflected in our interim condensed consolidated statements of cash flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended June 30		Six Month Change
	2014	2013	$	%
Cash and cash equivalents at beginning of period	$81,705	$66,701	$15,004	22.5%

Cash provided by operating activities	26,995	47,079	(20,084)	(42.7)%

Cash used in investing activities	(25,041)	(21,609)	(3,432)	(15.9)%

Cash used in financing activities	(7,901)	(17,537)	9,636	54.9%

Cash and cash equivalents at end of period	$75,758	$74,634	$1,124	1.5%

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $26,995,000, as compared to $47,079,000 in the same period last year.  Cash provided by operating activities consisted of net income of $25,740,000, adjustments for non–cash items of $22,136,000, and $20,881,000 used for working capital.

Cash used for working capital primarily consisted of a decrease in accrued payroll ($20,091,000).  The majority of the decrease in accrued payroll is due to the timing and payments of incentive compensation related to the 2013 year.  In the prior period, these incentive compensation payments were paid in December 2012; therefore, cash flow was not effected for the 2013 six month period.

Investing Activities

Cash used in investing activities totaled $25,041,000 and $21,609,000 for the six months ended June 30, 2014 and 2013, respectively.  Cash used for property and equipment additions was $22,963,000 for the six months ended June 30, 2014 and $20,096,000 in the comparable period in 2013.  In 2014, the Company also made investments in unconsolidated partnerships in the amount of $1,312,000 for projects under development.  Cash provided by net collections of notes receivable was $2,170,000 in 2014 compared to $578,000 in 2013.  Purchases and sales of restricted marketable securities resulted in a net use of cash of $2,168,000 for the 2014 period compared to $2,091,000 for the 2013 period.

Construction costs included in additions to property and equipment in 2014 include $8,700,000 for the continued construction of the 92-bed skilled nursing facility and 60-unit assisted living facility in Gallatin, Tennessee, $2,837,000 for the continued renovation of a 52-bed transitional care center in Kingsport, Tennessee, and $1,527,000 for the 14-bed psychiatric hospital focusing on geriatric care in Osage Beach, Missouri.

Financing Activities

Net cash used in financing activities totaled $7,901,000 and $17,537,000 for the six months ended June 30, 2014 and 2013, respectively.  Cash used for dividend payments to common and preferred stockholders totaled $13,413,000 in the current year period compared to $12,811,000 for the same period a year ago.  In the current period, $6,752,000 was provided by the issuance of common stock.  In the prior year period, $4,700,000 was used to purchase 100,000 shares of common stock under our stock repurchase program.

Table of Contractual Obligations

Our contractual obligations for periods subsequent to June 30, 2014 are as follows (in thousands):

	Total		1 year		1–3 Years	3–5 Years		After 5 Years
Long–term debt – principal	$10,000	$	−	$	−	$10,000	$	−
Long–term debt – interest	967		276		552	139		−
Operating leases	433,250		34,200		68,400	68,400		262,250
Construction obligations	7,467		7,467		−	−		−
Capital lease obligations	50,267		5,200		10,400	10,400		24,267
Total contractual cash obligations	$501,951		$47,143		$79,352	$88,939		$286,517

Other noncurrent liabilities for uncertain tax positions of $4,200,000, attributable to permanent differences, at June 30, 2014 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 14 of the interim condensed consolidated financial statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $75,758,000 at June 30, 2014, marketable securities of $117,618,000 at June 30, 2014 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.  We currently do not have any funds drawn against our revolving credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At June 30, 2014, we have available for sale debt securities in the amount of $147,218,000.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of June 30, 2014, both our long–term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long–term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75.0 million and our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At June 30, 2014, the fair value of our equity marketable securities is approximately $117,618,000.  Of the $117.6 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $102.0 million, or 86.7%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $11.7 million.  At June 30, 2014, our equity securities had unrealized gains of $87.4 million.  Of the $87.4 million of unrealized gains, $77.2 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 15 of this Form 10–Q.

Item 1A.  Risk Factors.

During the six months ended June 30, 2014, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2013.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 5, 2014	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: August 5, 2014	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)