Form 10-Q
period 2014-09-30
NATIONAL HEALTHCARE CORP
filed 2014-11-05
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

14,098,343 shares of common stock of the registrant were outstanding as of October 30, 2014.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenues:
Net patient revenues	$207,772	$182,966	$613,173	$539,797
Other revenues	10,451	12,806	32,136	42,364
Net operating revenues	218,223	195,772	645,309	582,161

Cost and Expenses:
Salaries, wages and benefits	128,938	113,739	374,277	330,160
Other operating	55,365	45,752	166,803	148,891
Facility rent	9,913	9,889	29,712	29,627
Depreciation and amortization	8,639	7,045	25,144	20,973
Interest	632	82	1,566	248
Total costs and expenses	203,487	176,507	597,502	529,899

Income Before Non–Operating Income	14,736	19,265	47,807	52,262
Non–Operating Income	3,937	11,171	12,790	24,421

Income Before Income Taxes	18,673	30,436	60,597	76,683
Income Tax Provision	(5,844)	(10,559)	(22,028)	(28,659)
Net Income	12,829	19,877	38,569	48,024

Dividends to Preferred Stockholders	(2,167)	(2,167)	(6,502)	(6,503)

Net Income Available to Common Stockholders	$10,662	$17,710	$32,067	$41,521

Earnings Per Common Share:
Basic	$0.77	$1.28	$2.32	$3.00
Diluted	$0.75	$1.19	$2.25	$2.88

Weighted Average Common Shares Outstanding:
Basic	13,805,430	13,820,449	13,838,891	13,832,706
Diluted	14,236,512	16,686,915	14,230,031	16,701,491

Dividends Declared Per Common Share	$0.34	$0.32	$1.00	$0.94

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Net Income	$12,829	$19,877	$38,569	$48,024

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investments in marketable securities	(9,707)	(5,629)	5,584	(3,471)
Reclassification adjustment for realized gains on sale of securities	–	911	(172)	527
Income tax (expense) benefit related to items of other comprehensive income	3,761	1,889	(2,035)	993
Other comprehensive income (loss), net of tax	(5,946)	(2,829)	3,377	(1,951)

Comprehensive Income	$6,883	$17,048	$41,946	$46,073

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	September 30, 2014	December 31, 2013
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$76,917	$81,705
Restricted cash and cash equivalents	10,075	10,298
Marketable securities	108,529	105,009
Restricted marketable securities	14,235	14,027
Accounts receivable, less allowance for doubtful accounts of $6,864 and $4,972, respectively	73,417	79,856
Inventories	7,362	7,146
Prepaid expenses	1,913	1,208
Notes receivable	435	417
Federal income tax receivable	5,953	–
Total current assets	298,836	299,666

Property and Equipment:
Property and equipment, at cost	806,470	734,682
Accumulated depreciation and amortization	(299,057)	(277,884)
Net property and equipment	507,413	456,798

Other Assets:
Restricted cash and cash equivalents	3,631	3,631
Restricted marketable securities	139,138	127,976
Deposits and other assets	7,056	6,808
Goodwill	17,600	17,600
Notes receivable	12,664	14,961
Deferred income taxes	21,438	18,164
Investments in limited liability companies	35,226	38,754
Total other assets	236,753	227,894
Total assets	$1,043,002	$984,358

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$13,607	$13,050
Capital lease obligations, current portion	3,042	–
Accrued payroll	54,423	63,462
Amounts due to third party payors	24,112	21,619
Accrued risk reserves, current portion	24,310	24,325
Deferred income taxes	25,582	24,790
Other current liabilities	14,269	13,784
Dividends payable	6,998	6,730
Total current liabilities	166,343	167,760

Long–term debt	10,000	10,000
Capital lease obligations, less current portion	34,297	–
Accrued risk reserves, less current portion	88,526	86,232
Refundable entrance fees	10,320	10,720
Obligation to provide future services	3,689	3,689
Other noncurrent liabilities	15,631	14,525
Deferred revenue	4,079	3,320

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,836,659 and 10,837,665 shares, respectively, issued and outstanding; stated at liquidation value of $15.75 per share	170,494	170,510
Common stock, $.01 par value; 30,000,000 shares authorized; 14,098,343 and 14,078,028 shares, respectively, issued and outstanding	140	140
Capital in excess of par value	153,819	153,061
Retained earnings	336,102	318,216
Accumulated other comprehensive income	49,562	46,185
Total stockholders’ equity	710,117	688,112
Total liabilities and stockholders’ equity	$1,043,002	$984,358

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30
	2014	2013
Cash Flows From Operating Activities:
Net income	$38,569	$48,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,144	20,973
Provision for doubtful accounts receivable	5,001	2,331
Equity in earnings of unconsolidated investments	(5,069)	(11,542)
Distributions from unconsolidated investments	10,272	15,456
Gain on recovery of notes receivable	–	(5,454)
(Gains) losses on sale of restricted marketable securities	(172)	527
Deferred income taxes	(4,517)	(2,130)
Stock–based compensation	1,547	1,812
Changes in operating assets & liabilities, net of the effect of acquisitions:
Restricted cash and cash equivalents	(6,033)	(8,721)
Accounts receivable	1,438	(5,199)
Income tax receivable	(5,953)	5,933
Inventories	(216)	(418)
Prepaid expenses	(705)	(884)
Trade accounts payable	557	1,967
Accrued payroll	(9,039)	19,402
Amounts due to third party payors	2,493	1,742
Other current liabilities and accrued risk reserves	2,764	5,662
Other noncurrent liabilities	1,106	136
Deferred revenue	759	547
Net cash provided by operating activities	57,946	90,164
Cash Flows From Investing Activities:
Additions to property and equipment	(36,727)	(33,981)
Investments in unconsolidated limited liability companies	(1,675)	–
Acquisition of non-controlling interest	(768)	–
Acquisition of six skilled nursing facilities	–	(21,000)
Investments in notes receivable	(767)	–
Collections of notes receivable	3,046	13,813
Change in restricted cash and cash equivalents	6,256	8,135
Purchase of restricted marketable securities	(36,947)	(68,978)
Sale of restricted marketable securities	27,641	57,904
Net cash used in investing activities	(39,941)	(44,107)
Cash Flows From Financing Activities:
Tax benefit (expense) from stock–based compensation	201	(225)
Principal payments under capital lease obligations	(1,693)	–
Dividends paid to preferred stockholders	(6,502)	(6,503)
Dividends paid to common stockholders	(13,913)	(12,973)
Issuance of common shares	6,757	270
Repurchase of common shares	(6,995)	(4,700)
Entrance fee refunds	(400)	(80)
Change in deposits	(248)	(137)
Net cash used in financing activities	(22,793)	(24,348)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,788)	21,709
Cash and Cash Equivalents, Beginning of Period	81,705	66,701
Cash and Cash Equivalents, End of Period	$76,917	$88,410

Supplemental disclosure of non-cash investing and financing activities:
Buildings, personal property, and obligations recorded under capital lease agreements	$39,032	$–

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	10,838,412	$170,514	14,158,127	$141	$154,692	$279,993	$50,808	$656,148
Net income	–	–	–	–	–	48,024	–	48,024
Other comprehensive loss	–	–	–	–	–	–	(1,951)	(1,951)
Stock–based compensation	–	–	–	–	1,812	–	–	1,812
Tax expense from exercise of stock options	–	–	–	–	(225)	–	–	(225)
Shares sold – options exercised	–	–	5,150	–	270	–	–	270
Repurchase of common stock	–	–	(100,000)	(1)	(4,699)	–	–	(4,700)
Shares issued in conversion of preferred stock to common stock	(717)	(4)	172	–	4	–	–	–
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,503)	–	(6,503)
Dividends declared to common stockholders ($0.94 per share)	–	–	–	–	–	(13,219)	–	(13,219)
Balance at September 30, 2013	10,837,695	$170,510	14,063,449	$140	$151,854	$308,295	$48,857	$679,656

Balance at January 1, 2014	10,837,665	$170,510	14,078,028	$140	$153,061	$318,216	$46,185	$688,112
Net income	–	–	–	–	–	38,569	–	38,569
Other comprehensive income	–	–	–	–	–	–	3,377	3,377
Stock–based compensation	–	–	–	–	1,547	–	–	1,547
Tax expense from exercise of stock options	–	–	–	–	201	–	–	201
Shares sold – options exercised	–	–	145,074	1	6,756	–	–	6,757
Repurchase of common stock	–	–	(125,000)	(1)	(6,994)	–	–	(6,995)
Shares issued in conversion of preferred stock to common stock	(1,006)	(16)	241	–	16	–	–	–
Acquisition of non-controlling interest	–	–	–	–	(768)	–	–	(768)
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,502)	–	(6,502)
Dividends declared to common stockholders ($1.00 per share)	–	–	–	–	–	(14,181)	–	(14,181)
Balance at September 30, 2014	10,836,659	$170,494	14,098,343	$140	$153,819	$336,102	$49,562	$710,117

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 73 long-term care centers with a total of 9,410 licensed beds, 18 assisted living facilities, five independent living facilities, and 37 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

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

Revenue Recognition – Third Party Payors

Approximately 65% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $24,112,000 and $21,619,000 as of September 30, 2014 and December 31, 2013, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

We agree to subordinate our fees to the other expenses of a managed center because we believe we know how to improve the quality of patient services and finances of a senior healthcare center.  We believe subordinating our fees demonstrates to the owner and employees of the managed center how confident we are of the impact we can have in making the center operations successful.  We may continue to provide services to certain managed centers despite not being fully paid currently so that we may be able to collect unpaid fees in the future from improved operating results and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  Also, we may benefit from providing other ancillary services to the managed center.

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

Professional liability remains an area of particular concern to us.  The long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of September 30, 2014, we and/or our managed centers are defendants in 38 such claims inclusive of years 2005 through September 30, 2014.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We maintain insurance coverage for incidents occurring in all centers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fee

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of September 30, 2014 and December 31, 2013 were $10,320,000 and $10,720,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  As of September 30, 2014 and December 31, 2013, we have recorded a future service obligation in the amount of $3,689,000.

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National, the non-refundable portion (10%) of CCRC entrance fees being amortized over the remaining life expectancies of the residents, and premiums received within our workers’ compensation and professional liability companies that are not yet earned.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”. This update is the result of a collaborative effort by the FASB and the International Accounting Standards Board to simplify revenue recognition guidance, remove inconsistencies in the application of revenue recognition, and to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The FASB is amending the Accounting Standards Codification and creating a new Topic 606, “Revenue from Contracts with Customers”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements and control framework.

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

Other revenues include the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2014	2013	2014	2013
Management and accounting services fees	$3,822	$5,234	$11,825	$14,662
Rental income	4,748	4,886	14,266	14,387
Insurance services	1,787	2,729	5,437	12,792
Other	94	(43)	608	523
	$10,451	$12,806	$32,136	$42,364

Management Fees from National

We manage five skilled nursing facilities owned by National Health Corporation ("National").  For the three months and nine months ended September 30, 2014, we recognized management fees and interest on management fees of $884,000 and $2,679,000, respectively, from these centers.  For the three months and nine months ended September 30, 2013, we recognized management fees and interest on management fees of $860,000 and $2,637,000, respectively, from these centers.

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

Management Fees and Financial and Accounting Services from Other Healthcare Centers

In February 2014, we assumed management of a 121-bed skilled nursing facility located in Des Peres, Missouri.  In June 2014, we began managing a 75-unit assisted living facility located in Augusta, Georgia.  As of September 30, 2014, we provide management services to six healthcare centers (other than the five National centers) operated by third party owners.  For the three months and nine months ended September 30, 2014, we recognized management fees of $562,000 and $1,664,000, respectively, from these centers.  For the three months and nine months ended September 30, 2013, we recognized management fees of $1,125,000 and $4,124,000, respectively, from 21 healthcare centers we managed during the 2013 periods.  The decrease in management services revenues is due to the discontinuation of management services to the non-profit entities SeniorTrust and ElderTrust.  Effective September 1, 2013, we began leasing and operating the former ElderTrust facilities from National Health Investors, Inc. ("NHI").  Effective September 1, 2013 and thereafter, the revenues from these seven facilities have been included in net patient revenues in the consolidated statements of income.

Effective October 1, 2014, the Company will no longer provide accounting and financial services to seven healthcare facilities.  At September 30, 2014, we provided accounting and financial services to 27 healthcare facilities.  No management services are provided for entities in which we provide accounting and financial services.  We expect other revenues in the consolidated statements of income to decrease by approximately $1,600,000 annually, or $400,000 quarterly, from the discontinuation of these services.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three and nine months ended September 30, 2014 are $1,082,000 and $3,362,000.  For the three months and nine months ended September 30, 2013, the workers' compensation premium revenues reflected in the interim condensed consolidated statements of income were $1,218,000 and $6,607,000.  For the nine months ended September 30, 2013, there was a positive insurance settlement reached with one of the states in which we provide workers' compensation insurance.  The 2013 prior period event helped increase other revenues in the amount of $2,769,000.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months and nine months ended September 30, 2014 are $705,000 and $2,076,000. For the three months and nine months ended September 30, 2013, the professional liability insurance premium revenues reflected in the interim condensed consolidated statements of income were $654,000 and $2,539,000.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2014	2013	2014	2013
Equity in earnings of unconsolidated investments	$1,414	$3,947	$5,069	$11,542
Dividends and other net realized gains and losses on sales of securities	1,392	408	4,350	3,314
Interest income	1,131	1,362	3,371	4,111
Gain on the recovery of notes receivable	-	5,454	-	5,454
	$3,937	$11,171	$12,790	$24,421

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

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows:

	September 30, 2014		December 31, 2013
	(in thousands)
Buildings and personal property	$39,032	$	−
Accumulated amortization	(2,290)		−
	$36,742	$	−

Operating Leases

At September 30, 2014, NHC leases from NHI the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements.  Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year.  Total facility rent expense to NHI was $27,400,000 and $26,982,000 for the nine months ended September 30, 2014 and 2013, respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at September 30, 2014 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2015	$34,200	$5,200
2016	34,200	5,200
2017	34,200	5,200
2018	34,200	5,200
2019	34,200	5,200
Thereafter	253,700	22,967
Total minimum lease payments	$424,700	$48,967
Less: Amounts representing interest		(11,628)
Present value of minimum lease payments		37,339
Less: Current portion		(3,042)
Long-term capital lease obligations		$34,297

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except for share and per share amounts)	2014	2013	2014	2013
Basic:
Weighted average common shares outstanding	13,805,430	13,820,449	13,838,891	13,832,706
Net income	$12,829	$19,877	$38,569	$48,024
Dividends to preferred stockholders	(2,167)	(2,167)	(6,502)	(6,503)
Net income available to common stockholders	$10,662	$17,710	$32,067	$41,521
Earnings per common share, basic	$0.77	$1.28	$2.32	$3.00

Diluted:
Weighted average common shares outstanding	13,805,430	13,820,449	13,838,891	13,832,706
Dilutive effect of stock options	82,764	7,970	63,944	8,397
Dilutive effect of restricted stock	2,814	3,840	3,657	4,640
Dilutive effect of contingent issuable stock	345,504	231,500	323,539	232,495
Convertible preferred stock	-	2,623,156	-	2,623,253
Assumed average common shares outstanding	14,236,512	16,686,915	14,230,031	16,701,491

Net income available to common stockholders	$10,662	$17,710	$32,067	$41,521
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	-	2,167	-	6,503
Net income for diluted earnings per common share	$10,662	$19,877	$32,067	$48,024
Earnings per common share, diluted	$0.75	$1.19	$2.25	$2.88

In the above table, options to purchase 12,890 and 989,275 shares of our common stock have been excluded for the nine months ended September 30, 2014 and 2013, respectively, due to their anti–dilutive impact.  We have also excluded 2,622,905 of common shares issuable upon the conversion of preferred stock for the three months and nine months ended September 30, 2014 due to their anti-dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following:

	September 30, 2014		December 31, 2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$108,529	$30,176	$105,009
Restricted investments available for sale:
Corporate debt securities	70,406	70,512	65,852	65,006
Commercial mortgage–backed securities	54,977	54,545	46,977	45,856
U.S. Treasury securities	16,062	16,061	22,932	22,841
State and municipal securities	11,918	12,255	8,123	8,300
	$183,539	$261,902	$174,060	$247,012

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2014			December 31, 2013
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$93,175	1,630,642	$24,734	$91,479

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	September 30, 2014		December 31, 2013
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$12,616	$12,665	$9,279	$9,324
1 to 5 years	94,482	95,060	91,787	92,011
6 to 10 years	45,296	44,811	40,387	38,335
Over 10 years	969	837	2,431	2,333
	$153,363	$153,373	$143,884	$142,003

Gross unrealized gains related to available for sale securities are $79,591,000 and $75,702,000 as of September 30, 2014 and December 31, 2013, respectively.  Gross unrealized losses related to available for sale securities are $1,228,000 and $2,750,000 as of September 30, 2014 and December 31, 2013, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  As a result, the Company recognized no other-than-temporary impairment during the nine months ended September 30, 2014 or the year ended December 31, 2013.

Proceeds from the sale of investments in restricted marketable securities during the nine months ended September 30, 2014 and 2013 were $27,641,000 and $57,904,000, respectively.  Investment gains of $172,000 and investment losses of $527,000 were realized on these sales during the nine months ended September 30, 2014 and 2013, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of September 30, 2014.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2014.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At September 30, 2014, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at September 30, 2014 and December 31, 2013 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2014	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$76,917	$76,917	$–	$–
Restricted cash and cash equivalents	13,706	13,706	–	–
Marketable equity securities	108,529	108,529	–	–
Corporate debt securities	70,512	–	70,512	–
Commercial mortgage–backed securities	54,545	–	54,545	–
U.S. Treasury securities	16,061	16,061	–	–
State and municipal securities	12,255	–	12,255	–
Total financial assets	$352,525	$215,213	$137,312	$–

	Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$81,705	$81,705	$–	$–
Restricted cash and cash equivalents	13,929	13,929	–	–
Marketable equity securities	105,009	105,009	–	–
Corporate debt securities	65,006	–	65,006	–
Commercial mortgage–backed securities	45,856	–	45,856	–
U.S. Treasury securities	22,841	22,841	–	–
State and municipal securities	8,300	–	8,300	–
Total financial assets	$342,646	$223,484	$119,162	$–

Note 10 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	September 30, 2014	December 31, 2014
	Variable		(dollars in thousands)
Revolving Credit Facility, interest payable monthly	0.9%	2015	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

Note 11 – $75,000,000 Revolving Credit Facility

Effective October 22, 2014, we extended the maturity of our Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as lender (the "Lender").  The Credit Agreement provides for a $75,000,000 revolving credit facility (the "Credit Facility"), of which up to $5,000,000 may be utilized for letters of credit.

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

The Credit Facility matures on October 21, 2015.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender there is any question about renewal, there has been no commitment at this time.  If the Lender elects to consent to such extension, subject to certain conditions, the maturity date will be extended to the date which is 364 days after the then maturity date.

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

Note 12 - Stock Repurchase Program

On August 5, 2014 the Board of Directors of the Company authorized a new stock repurchase program that will allow the Company to repurchase up to $25 million of its common stock.  The program expires on August 31, 2015. Under the stock repurchase program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations.  The Company’s repurchases may be executed using open market purchases, privately negotiated agreements or other transactions.  The Company intends to fund repurchases under the new stock repurchase program from cash on hand, available borrowings or proceeds from potential debt or other capital market sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.  On August 11, 2014, the Company repurchased 125,000 shares of its common stock for a total cost of $6,995,000.  The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

On August 1, 2013, the Board of Directors of the Company authorized a new stock repurchase program that allowed the Company to repurchase up to $25 million of its common stock over a one year period.  The program expired on July 31, 2014.  No repurchases of common stock were executed under this program.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  At September 30, 2014, 220,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  The shares granted during the nine months ended September 30, 2014 consisted of 45,000 shares to the Directors of the Company and 12,890 shares through the Employee Stock Purchase Plan.  At September 30, 2014, 398,370 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $377,000 and $1,547,000 for the three months and nine months ended September 30, 2014, respectively.  Stock-based compensation totaled $453,000 and $1,812,000 for the three months and nine months ended September 30, 2013, respectively.  At September 30, 2014, we had $2,480,000 of unrecognized compensation cost related to unvested stock–based compensation awards, which consisted of $2,356,000 for stock options and $124,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 1.4 years for stock options and 0.6 years for restricted stock.  Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2014 and for the year ended December 31, 2013.

	2014	2013
Risk–free interest rate	0.52%	0.25%
Expected volatility	17.3%	31.1%
Expected life, in years	2.2 years	2.1 years
Expected dividend yield	2.68%	2.81%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2014 and for the year ended December 31, 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	1,134,602	$46.75	$–
Options granted	59,472	47.95	–
Options exercised	(21,522)	45.63	–
Options cancelled	(98,000)	51.11	–
Options outstanding at December 31, 2013	1,074,552	46.44	–
Options granted	58,090	53.11	–
Options exercised	(145,074)	45.32	–
Options cancelled	(20,000)	46.69	–
Options outstanding at September 30, 2014	967,568	$47.01	$8,227,000

Options exercisable at September 30, 2014	158,573	$48.06	$1,182,000

Options Outstanding September 30, 2014	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
909,678	$44.80 - $47.45	$46.62	1.6
57,890	$52.93 - $53.72	53.11	3.7
967,568		$47.01	1.7

Restricted Stock

The following table summarizes our restricted stock activity for the nine months ended September 30, 2014 and for the year ended December 31, 2013.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non–vested restricted shares at January 1, 2013	18,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at December 31, 2013	12,000	34.46	–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at September 30, 2014	6,000	$34.46	$126,000

The weighted average remaining contractual life of restricted stock at September 30, 2014 is 0.6 years.

Note 14 – Income Taxes

The income tax provision for the three months ended September 30, 2014 is $5,844,000 (an effective income tax rate of 31.3%).  The income tax provision and effective tax rate for the three months ended September 30, 2014 were favorably impacted by adjustments to unrecognized tax benefits of $16,000, excluding statute of limitation expirations and unfavorably impacted by permanent differences including nondeductible expenses of $460,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2014 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,542,000 or 8.3% of income before taxes in 2014.  The income tax provision for the three months ended September 30, 2013 was $10,559,000 (an effective income tax rate of 34.7%).  The income tax provision and effective tax rate for the three months ended September 30, 2013 were favorably impacted by adjustments to unrecognized tax benefits of $54,000, excluding statute of limitation expirations and unfavorably impacted by permanent differences including nondeductible expenses of $410,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2013 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,605,000 or 5.3% of income before taxes in 2013.

The income tax provision for the nine months ended September 30, 2014 is $22,028,000 (an effective income tax rate of 36.4%).  The income tax provision and effective tax rate for the nine months ended September 30, 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $290,000 and permanent differences including nondeductible expenses of $557,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2014 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,542,000 or 2.5% of income before taxes in 2014.  The income tax provision for the nine months ended September 30, 2013 was $28,659,000 (an effective income tax rate of 37.4%).  The income tax provision and effective tax rate for the nine months ended September 30, 2013 were unfavorably impacted by adjustments to unrecognized tax benefits of $260,000 and permanent differences including nondeductible expenses of $490,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2013 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,605,000 or 2.1% of income before taxes in 2013.

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

At September 30, 2014, we had $13,534,000 of unrecognized tax benefits, composed of $8,695,000 of deferred tax assets and $4,839,000 of permanent differences.  Accrued interest and penalties of $2,096,000 relate to unrecognized tax benefits at September 30, 2014.  Unrecognized tax benefits of $4,839,000 net of federal benefit, at September 30, 2014, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $1,858,000 relate to these permanent differences at September 30, 2014.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning October 1, 2014, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,585,000, composed of temporary differences of $1,520,000, and permanent tax differences of $1,065,000.  Interest and penalties of $585,000 relate to these temporary and permanent difference changes within 12 months beginning September 30, 2014.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2011 (with certain state exceptions). Currently, there are no U.S. federal or state returns under examination.

Note 15 – Guarantees and Contingencies

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $112,836,000 and $110,557,000 at September 30, 2014 and December 31, 2013, respectively.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of September 30, 2014, we and/or our managed centers are currently defendants in 38 such claims.

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

Beginning in 2008 and continuing through September 30, 2014, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

Other Matters

On December 19, 2013, the Company was served with a civil investigative demand (“CID”) from the U.S. Department of Justice and the Office of the U.S. Attorney for the Eastern District of Tennessee (“DOJ Investigation”) requesting the production of documents and interrogatory responses regarding the billing for and medical necessity of certain rehabilitative therapy services. Based upon our review, the CID appears to relate to services provided at our facilities based in Knoxville, Tennessee.

On October 7, 2014, the Company received a subpoena from the Office of Inspector General of the United Department of Health and Human Services (“OIG Subpoena”) related to the current DOJ Investigation.  The OIG Subpoena requests certain financial and organizational documents from the Company and certain of its subsidiaries and SNFs and medical records from certain of the Company’s Tennessee-based SNFs.

The Company is cooperating fully with these requests. Because we are in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 73 long-term care centers with a total of 9,410 licensed beds, 18 assisted living facilities, five independent living facilities, and 37 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.

Occupancy

Occupancy, or census, in our skilled nursing facilities is a primary area of management focus.  For the nine months ended September 30, 2014, the total census at our owned and leased skilled nursing facilities averaged 88.9%, compared to an average of 89.5% for the same period a year ago.

The number of skilled nursing facilities in the United States has been declining for several years.  Despite this decline in inventory, occupancy levels for skilled nursing facilities have also seen a steady decline during this period.  We believe the steady decline of occupancy has been caused by the following factors:  (1) a combination of Federal and State initiatives have led to government programs aggressively shifting more patients to home and community-based services; (2) an increased availability of continuing care retirement communities, assisted living and memory care facilities and other senior living options; (3) a shorter average length of stay for skilled nursing patients.  To monitor our census, we have developed budgets and created programs to assess facility availabilities within certain regions.  We also continue to develop and enhance our relationships with the various payor sources and local referral sources in the communities in which we operate.

Medicare Reimbursement Rate Changes

On April 1, 2013, the automatic 2% cuts (known as "sequestration") began for Medicare providers and these cuts are continuing for the 2014 year.  We anticipate that, assuming other factors remain constant, the resulting decrease in net patient revenues on our 2014 consolidated statement of income to range from approximately $1,350,000 to $1,600,000 for the remaining three months of the 2014 calendar year.  We are unable to predict the financial impact of other cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

In July 2013, CMS released its skilled nursing facility PPS update for the fiscal year 2014, which began October 1, 2013.  The notice provided for a 1.3% rate update, which reflected a 2.3% market basket increase less a 0.5% multifactor productivity adjustment and a 0.5% adjustment to correct market basket forecasting errors in fiscal year 2012.  CMS estimated the update would increase overall payments to skilled nursing facilities in fiscal year 2014 by $470 million compared to fiscal year 2013 levels.

In August 2014, CMS released its skilled nursing facility PPS update for the fiscal year 2015, which begins October 1, 2014.  The final rule provides for a 2.0% rate update, which reflects a 2.5% market basket increase less a 0.5% multifactor productivity adjustment as required by the ACA.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2015 by $750 million compared to fiscal year 2014 levels.  The 2015 final rule also includes wage index updates, revisions to the change of therapy (COT) other Medicare required assessment (OMRA) policy, and comments pertaining to CMS’ observations on therapy utilization trends.  The effect of the 2015 PPS rate update on our revenues will be dependent upon our census and the mix of our patients at the PPS payment rates.

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets.  The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	Acquisition	106 beds	Columbia, TN	September, 2013
SNF	Acquisition	92 beds	Columbia, TN	September, 2013
SNF	Acquisition	139 beds	Knoxville, TN	September, 2013
SNF	Acquisition	107 beds	Springfield, TN	September, 2013
SNF	Acquisition	94 beds	Madisonville, KY	September, 2013
SNF	Acquisition	112 beds	Rossville, GA	September, 2013
SNF	Leased	120 beds	Greenfield, MA	September, 2013
SNF	Leased	102 beds	Holyoke, MA	September, 2013
SNF	Leased	71 beds	Quincy, MA	September, 2013
SNF	Leased	100 beds	Taunton, MA	September, 2013
SNF	Leased	108 beds	Epsom, NH	September, 2013
SNF	Leased	114 beds	Manchester, NH	September, 2013
SNF	Leased	126 beds	Manchester, NH	September, 2013
SNF	New Facility	90 beds	Tullahoma, TN	October, 2013
SNF	Addition	50 beds	Lexington, SC	December, 2013
SNF/AL	Leased	120 beds / 52 units	Independence, MO	March, 2014
SNF	Leased	70 beds	Independence, MO	March, 2014
SNF/AL	Leased	130 beds / 52 units	St. Peters, MO	March, 2014
AL	Partnership	83 units	Augusta, GA	June, 2014
Psychiatric Hospital	Partnership	14 beds	Osage Beach, MO	June, 2014
SNF/AL	New Facility	92 beds/60 Units	Sumner County, TN	Under construction
SNF	New Facility	52 beds	Kingsport, TN	Under construction
Memory Care	New Facility	60 beds	St. Peters, MO	Under construction

We anticipate starting construction on a 90-bed skilled nursing facility and an 82-unit assisted living community in Nashville, Tennessee during the fourth quarter of 2014.

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

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $112,836,000 at September 30, 2014 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund all of our estimated professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There were no significant changes during the nine month period ended September 30, 2014 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2013 Annual Report on Form 10–K filed with the SEC.

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

Medicare – Skilled Nursing Facilities

On April 1, 2013, the automatic 2% Medicare cuts began for skilled nursing facility providers and these cuts are continuing for the 2014 year. The resulting decrease in revenue to our skilled nursing facilities is expected to be approximately $1,000,000 to $1,250,000 for the remaining three months of the 2014 calendar year.

In July 2013, CMS released its skilled nursing facility PPS update for the fiscal year 2014, which began October 1, 2013.  The notice provided for a 1.3% rate update, which reflected a 2.3% market basket increase less a 0.5% multifactor productivity adjustment and a 0.5% adjustment to correct market basket forecasting errors in fiscal year 2012.  CMS estimated the update would increase overall payments to skilled nursing facilities in fiscal year 2014 by $470 million compared to fiscal year 2013 levels.

In August 2014, CMS released its skilled nursing facility PPS update for the fiscal year 2015, which begins October 1, 2014.  The final rule provides for a 2.0% rate update, which reflects a 2.5% market basket increase less a 0.5% multifactor productivity adjustment as required by the ACA.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2015 by $750 million compared to fiscal year 2014 levels.  The 2015 final rule also includes wage index updates, revisions to the change of therapy (COT) other Medicare required assessment (OMRA) policy, and comments pertaining to CMS’ observations on therapy utilization trends.  The effect of the 2015 PPS rate update on our revenues will be dependent upon our census and the mix of our patients at the PPS payment rates.

For the first nine months of 2014, our average Medicare per diem rate for skilled nursing facilities increased 1.6% compared to the same period in 2013.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2014 and for the fiscal year 2015, the state of Tennessee implemented individual skilled nursing facility rate changes.  With new state legislation being passed for the 2015 fiscal year, there are four components that impact Tennessee Medicaid reimbursement for skilled nursing facilities:  a Level I or Level II per diem, a quarterly acuity payment, a quarterly Quality Improvement in Long-Term Services and Supports

("QuILTSS") payment (which are incentives based on qualifying criteria in several categories), and an assessment fee (expense).  Effective July 1, 2014, each facility will now be charged an assessment fee based on 4.5% of net patient revenues.  The assessment fee is replacing the former bed tax fee.

Effective July 1, 2014 and for the three months ended September 30, 2014, Level I and Level II per diems and the quarterly acuity payments increased net patient revenues by approximately $400,000.  Effective July 1, 2014 and for the three months ended September 30, 2014, the assessment fee increased other operating expenses by approximately $300,000.  Therefore, the net positive impact on income before income taxes was approximately $100,000 for the quarter ended September 30, 2014.  The QuILTSS incentive payments for the third quarter of 2014 have not been released to providers and will have a positive impact on earnings in subsequent periods.  In summary and for the 2015 fiscal year, we expect the Tennessee Medicaid reimbursement changes to increase income before income taxes by approximately $1,200,000 to $2,000,000 annually, or $300,000 to $500,000 quarterly.

Effective October 1, 2013 and for the fiscal year 2014, South Carolina implemented specific individual nursing facility rate increases.  The resulting increase in revenue beginning October 1, 2013 was approximately $1,540,000 annually, or $385,000.

Effective October 1, 2014 and for the fiscal year 2015, South Carolina implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning October 1, 2014 will be approximately $1,800,000 annually, or $450,000.

During the first quarter of 2014, the state of Missouri paid a retroactive rate increase back to July 1, 2013.  In the first quarter of 2014, the Company recorded approximately $533,000 of additional net patient revenues for the July 1, 2013 through December 31, 2013 retroactive period.  We estimate the resulting increase in revenue will be approximately $250,000 per quarter for the 2014 year.

For the first nine months of 2014, our average Medicaid per diem increased 2.6% compared to the same period in 2013. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

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

On April 1, 2013, the automatic 2% Medicare cuts began for homecare providers and these cuts are continuing for the 2014 year.  The resulting decrease in revenue to our homecare programs is expected to be approximately $350,000 for the remaining three months of the 2014 calendar year.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Results for the three month period ended September 30, 2014 include an 11.5% increase in net operating revenues and a 38.6% decrease in income before income taxes compared to the same period in 2013.  Excluding the 2013 third quarter events involving the recovery of notes receivable and the settlement of a legal dispute with the

SeniorTrust/ElderTrust entities (approximately $10,711,000 in income before income taxes), income before income taxes for the 2014 third quarter would have decreased 5.3% compared to the same period in 2013.  Financial results for the third quarter of 2014 compared to the prior year period were negatively impacted by start-up expenses incurred from the eleven newly leased or constructed skilled nursing center and a decrease in non-operating income.

The total census at owned and leased skilled nursing facilities for the quarter averaged 88.8% compared to an average of 89.5% for the same quarter a year ago.

Medicare per diem rates at our owned and leased skilled nursing facilities increased 1.4% while managed care per diem rates decreased 1.6%, compared to the quarter a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 2.2% and 1.2%, respectively, compared to the quarter a year ago.  Overall, the composite per diem rate at our owned and leased skilled nursing facilities decreased 0.04% compared to the quarter a year ago.

Net patient revenues increased $24,806,000 or 13.6% compared to the same period last year.  The majority of the increase in net patient revenues consist of the eleven newly operated skilled nursing facilities compared to the quarter a year ago (four in Massachusetts, three in New Hampshire, three in Missouri, and one in Tennessee).  These newly operated facilities helped increase net patient revenues $21,256,000.  We also had an increase in net patient revenues from our same facility skilled nursing centers in the amount of $1,466,000 compared to the quarter a year ago.

Other revenues decreased $2,355,000, or 18.4%, in the 2014 three month period to $10,451,000 from $12,806,000 in the 2013 three–month period, as further detailed in Note 3 to our interim condensed consolidated financial statements.  The decrease in other revenues is primarily due to the decreased collection of management fees and insurance service revenue ($1,787,000) from the discontinuation of our relationship with the ElderTrust non-profit organization.  We discontinued providing management and insurance services in the third quarter of 2013 for ElderTrust.

Effective October 1, 2014, the Company will no longer provide accounting and financial services to seven healthcare facilities.  At September 30, 2014, we provided accounting and financial services to 27 healthcare facilities.  No management services are provided for entities in which we provide accounting and financial services.  We expect other revenues in the consolidated statements of income to decrease by approximately $1,600,000 annually, or $400,000 quarterly, from the discontinuation of these services.

Total costs and expenses for the 2014 third quarter compared to the 2013 third quarter increased $26,980,000 or 15.3% to $203,487,000 from $176,507,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $15,199,000 or 13.4% to $128,938,000 from $113,739,000.  Other operating expenses increased $9,613,000 or 21.0% to $55,365,000 for the 2014 period compared to $45,752,000 for the 2013 period.  Facility rent expense increased $24,000 to $9,913,000.  Depreciation and amortization increased $1,594,000 to $8,639,000.  Interest expense increased $550,000 to $632,000.

Salaries, wages and benefits as a percentage of net operating revenue was 59.1% compared to 58.1% for the three months ended September 30, 2014 and 2013, respectively.  The increase in salaries, wages and benefits is primarily due to the new operations of the eleven skilled nursing facilities compared to the quarter a year ago ($11,574,000).  We also had increased costs for therapist services of $1,250,000 and inflationary wage increases for our partners.

Other operating expenses as a percentage of net operating revenue was 25.4% compared to 23.4% for the three months ended September 30, 2014 and 2013, respectively.  In the third quarter a year ago, there was a decrease recorded to other operating expenses in the amount of $5,257,000 due to NHC completing the settlement related activities with SeniorTrust and ElderTrust.  Therefore, this event caused the 2013 third quarter other operating expenses to be lower.  The increase in other operating expenses for the 2014 third quarter is primarily due to the new operations of the eleven skilled nursing facilities compared to the quarter a year ago ($8,256,000).  The increase in other operating expenses for the current quarter was also offset by favorable results within our accrued risk reserves.

The increase in depreciation expense is due to the new operations of the eleven skilled nursing facilities and the increase in interest expense is due to the capital leases recorded for the three Missouri healthcare facilities we began operating during the first quarter of 2014.

Non–operating income decreased by $7,234,000 to $3,937,000 in the three month 2014 period in comparison to $11,171,000 for the three month 2013 period, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The decrease is primarily due to the 2013 third quarter event in which a gain was recorded on the recovery of notes receivable ($5,454,000) from the collection of notes receivable NHC had previously written down.  The remaining decrease in non-operating income is from our equity method investment in Caris, a hospice provider, which decreased $2,007,000 in comparison to the quarter a year ago.

The income tax provision for the three months ended September 30, 2014 is $5,844,000 (an effective income tax rate of 31.3%).  The income tax provision and effective tax rate for the three months ended September 30, 2014 were favorably impacted by adjustments to unrecognized tax benefits of $16,000, excluding statute of limitation expirations and unfavorably impacted by permanent differences including nondeductible expenses of $460,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2014 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,542,000 or 8.3% of income before taxes in 2014.  The income tax provision for the three months ended September 30, 2013 was $10,559,000 (an effective income tax rate of 34.7%).  The income tax provision and effective tax rate for the three months ended September 30, 2013 were favorably impacted by adjustments to unrecognized tax benefits of $54,000, excluding statute of limitation expirations and unfavorably impacted by permanent differences including nondeductible expenses of $410,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2013 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,605,000 or 5.3% of income before taxes in 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Results for the nine month period ended September 30, 2014 include a 10.8% increase in net operating revenues and a 21.0% decrease in income before income taxes compared to the same period in 2013.  Excluding the recovery of notes receivable (approximately $5,454,000 in income before income taxes) that occurred in the 2013 nine month period, income before income taxes for the nine months ended September 30, 2014 would have decreased 14.9% compared to the same period in 2013.  Financial results for the nine months ended September 30, 2014 compared to the prior year period were negatively impacted by start-up expenses incurred from the eleven newly leased or constructed skilled nursing centers, the discontinuation of management fees from the SeniorTrust and ElderTrust entities, and a decrease in non-operating income.

The total census at owned and leased skilled nursing facilities for the nine months averaged 88.9% compared to an average of 89.5% for the same period a year ago.

Medicare per diem rates at our owned and leased skilled nursing facilities increased 1.6% while managed care per diem rates decreased 1.9%, compared to the period a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 2.6% and 4.6%, respectively, compared to the same period a year ago.  Overall, the composite per diem rate at our owned and leased skilled nursing facilities increased 0.6% compared to the same period a year ago.

Net patient revenues increased $73,376,000, or 13.6%, compared to the same period last year.  The majority of the increase in net patient revenues consists of the eleven newly operated skilled nursing facilities compared to the same period a year ago (four in Massachusetts, three in New Hampshire, three in Missouri, and one in Tennessee).  These newly operated facilities helped increase net patient revenues $66,980,000.  We also had an increase in net patient revenues from our same facility skilled nursing centers in the amount of $4,426,000 compared to the nine month period a year ago.

Other revenues decreased $10,228,000, or 24.1%, in the nine month 2014 period to $32,136,000 from $42,364,000 in the 2013 nine month period, as further detailed in Note 3 to our interim condensed consolidated financial statements.  The decrease in other revenues is primarily due to the decreased collection of management fees and insurance service revenue ($7,974,000) from the discontinuation of our relationship with the SeniorTrust and ElderTrust non-profit organizations.  We discontinued providing management and insurance services in the first and second quarters of 2013 for SeniorTrust and in the third quarter of 2013 for ElderTrust.  Also in the 2013 nine month period, there was a positive insurance settlement reached with one of the states in which we provide workers'

compensation insurance.  This settlement in the prior period helped increase other revenues $2,769,000 in comparison to the 2014 nine month period.

Effective October 1, 2014, the Company will no longer provide accounting and financial services to seven healthcare facilities.  At September 30, 2014, we provided accounting and financial service contracts to 27 healthcare facilities.  No management services are provided for entities in which we provide accounting and financial services.  We expect other revenues in the consolidated statements of income to decrease by approximately $1,600,000 annually, or $400,000 quarterly, from the discontinuation of these services.

Total costs and expenses for the 2014 nine months compared to the same period in 2013 increased $67,603,000 or 12.8% to $597,502,000 from $529,899,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $44,117,000 or 13.4% to $374,277,000 from $330,160,000.  Other operating expenses increased $17,912,000 or 12.0% to $166,803,000 for the 2014 period compared to $148,891,000 for the 2013 period.  Facility rent expense increased $85,000 to $29,712,000.  Depreciation and amortization increased $4,171,000 to $25,144,000.  Interest expense increased $1,318,000 to $1,566,000.

Salaries, wages and benefits as a percentage of net operating revenue was 58.0% compared to 56.7% for the nine months ended September 30, 2014 and 2013, respectively.  The increase in salaries, wages and benefits is primarily due to the new operations of the eleven skilled nursing facilities compared to the same period a year ago ($38,566,000).  We also had increased costs for therapist services of $3,041,000 and inflationary wage increases for our partners.

Other operating expenses as a percentage of net operating revenue was 25.8% compared to 25.6% for the nine months ended September 30, 2014 and 2013, respectively.  The increase in other operating expenses is primarily due to the new operations of the eleven skilled nursing facilities compared to the same period a year ago ($24,233,000).  In the prior period, we incurred other operating expenses in the amount of $5,065,000 due to managing and providing insurance services to the SeniorTrust/ElderTrust entities.  Therefore, these operating expenses in the prior period offset the increases from the new operations when comparing the current and prior period.

The increase in depreciation expense is due to the new operations of the eleven skilled nursing facilities and the increase in interest expense is due to the capital leases recorded for the three Missouri healthcare facilities we began operating during the first quarter of 2014.

Non–operating income decreased by $11,631,000 to $12,790,000 in the 2014 nine month period in comparison to $24,421,000 for the 2013 nine month period, as further detailed in Note 4 to our interim condensed consolidated financial statements.  In the 2013 nine month period, a gain was recorded on the recovery of notes receivable ($5,454,000) from the collection of notes receivable NHC had previously written down.  The remaining decrease in non-operating income is from our equity method investment in Caris, a hospice provider, which decreased $5,488,000 in comparison to the nine month period a year ago.

The income tax provision for the nine months ended September 30, 2014 is $22,028,000 (an effective income tax rate of 36.4%).  The income tax provision and effective tax rate for the nine months ended September 30, 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $290,000 and permanent differences including nondeductible expenses of $557,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2014 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,542,000 or 2.5% of income before taxes in 2014.  The income tax provision for the nine months ended September 30, 2013 was $28,659,000 (an effective income tax rate of 37.4%).  The income tax provision and effective tax rate for the nine months ended September 30, 2013 were unfavorably impacted by adjustments to unrecognized tax benefits of $260,000 and permanent differences including nondeductible expenses of $490,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2013 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,605,000 or 2.1% of income before taxes in 2013.

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

	Nine Months Ended September 30		Nine Month Change
	2014	2013	$	%
Cash and cash equivalents at beginning of period	$81,705	$66,701	$15,004	22.5%

Cash provided by operating activities	57,946	90,164	(32,218)	(35.7)%

Cash used in investing activities	(39,941)	(44,107)	4,166	9.4%

Cash used in financing activities	(22,793)	(24,348)	1,555	6.4%

Cash and cash equivalents at end of period	$76,917	$88,410	$(11,493)	(13.0)%

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $57,946,000, as compared to $90,164,000 in the same period last year.  Cash provided by operating activities consisted of net income of $38,569,000, adjustments for non–cash items of $32,206,000, and $12,829,000 used for working capital.

Cash used for working capital primarily consisted of a decrease in accrued payroll ($9,039,000), an increase in restricted cash and cash equivalents ($6,033,000), and an estimated federal income tax overpayment ($5,953,000).  The majority of the decrease in accrued payroll is due to the timing and payments of incentive compensation related to the 2013 year.  In the prior period, these incentive compensation payments were paid in December 2012; therefore, cash flow was not effected for the 2013 nine month period.  The increase in restricted cash and cash equivalents is from NHC and other healthcare facilities paying insurance premiums into NHC insurance companies, which restrict the cash payment.

Investing Activities

Cash used in investing activities totaled $39,941,000 and $44,107,000 for the nine months ended September 30, 2014 and 2013, respectively.  Cash used for property and equipment additions was $36,727,000 for the nine months ended September 30, 2014 and $33,981,000 in the comparable period in 2013.  In 2014, the Company also made investments in unconsolidated partnerships in the amount of $1,675,000 for projects under development.  In the prior period, the Company purchased six skilled nursing centers for $21 million in cash.  Cash provided by net collections of notes receivable was $3,046,000 in 2014 compared to $13,813,000 in 2013.  Purchases and sales of restricted marketable securities (including the use of restricted cash and cash equivalents) resulted in a net use of cash of $3,050,000 for the 2014 period compared to $2,939,000 for the 2013 period.

Construction costs included in additions to property and equipment in 2014 include $13,788,000 for the continued construction of the 92-bed skilled nursing facility and 60-unit assisted living facility in Gallatin, Tennessee, $4,974,000 for the continued renovation of a 52-bed transitional care center in Kingsport, Tennessee, and $2,633,000 for the 14-bed psychiatric hospital focusing on geriatric care in Osage Beach, Missouri.

Financing Activities

Net cash used in financing activities totaled $22,793,000 and $24,348,000 for the nine months ended September 30, 2014 and 2013, respectively.  Cash used for dividend payments to common and preferred stockholders totaled $20,415,000 in the current year period compared to $19,476,000 for the same period a year ago.  In the current period, $6,995,000 was used in purchasing 125,000 shares of common stock under the stock repurchase program.  In the prior year period, $4,700,000 was used to purchase 100,000 shares of common stock under the stock repurchase program.  In the current period, $6,757,000 was provided by the issuance of common stock compared to $270,000 in the prior year period.

Table of Contractual Obligations

Our contractual obligations for periods subsequent to September 30, 2014 are as follows (in thousands):

	Total		1 year		1–3 Years	3–5 Years		After 5 Years
Long–term debt – principal	$10,000	$	−	$	−	$10,000	$	−
Long–term debt – interest	898		276		553	69		−
Operating leases	424,700		34,200		68,400	68,400		253,700
Construction obligations	31,062		31,062		−	−		−
Capital lease obligations	48,967		5,200		10,400	10,400		22,967
Total contractual cash obligations	$515,627		$70,738		$79,353	$88,869		$276,667

Other noncurrent liabilities for uncertain tax positions of $4,839,000, attributable to permanent differences, at September 30, 2014 has not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 14 of the interim condensed consolidated financial statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $76,917,000 at September 30, 2014, marketable securities of $108,529,000 at September 30, 2014 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.  We currently do not have any funds drawn against our revolving credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

Long–term liquidity

Our $75,000,000 revolving credit agreement matures on October 21, 2015.  We currently anticipate renewing the credit agreement at that time and while we have had no indication from the lender that there is any question about renewal, there has been no commitment at this time.  We entered into this loan originally on October 30, 2007, and have renewed the loan seven times with one year maturities.  At the inception and at each renewal, the lender offered longer maturities, but the Company chose a one–year maturity because of the terms.  If we are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt and contractual obligations and will be limited in our ability to fund future growth opportunities.

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

Commitment and Contingencies

Civil Investigative Demand

On December 19, 2013, the Company was served with a civil investigative demand (“CID”) from the U.S. Department of Justice and the Office of the U.S. Attorney for the Eastern District of Tennessee (“DOJ Investigation”) requesting the production of documents and interrogatory responses regarding the billing for and medical necessity of certain rehabilitative therapy services. Based upon our review, the CID appears to relate to services provided at our facilities based in Knoxville, Tennessee.

On October 7, 2014, the Company received a subpoena from the Office of Inspector General of the United Department of Health and Human Services (“OIG Subpoena”) related to the current DOJ Investigation.  The OIG Subpoena requests certain financial and organizational documents from the Company and certain of its subsidiaries and SNFs and medical records from certain of the Company’s Tennessee-based SNFs.

The Company is cooperating fully with these requests. Because we are in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At September 30, 2014, we have available for sale debt securities in the amount of $153,373,000.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of September 30, 2014, both our long–term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long–term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75.0 million and our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At September 30, 2014, the fair value of our equity marketable securities is approximately $108,529,000.  Of the $108.5 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $93.2 million, or 85.9%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $10.9 million.  At September 30, 2014, our equity securities had unrealized gains of $78.4 million.  Of the $78.4 million of unrealized gains, $68.4 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 15 of this Form 10–Q.

Item 1A.  Risk Factors.

During the nine months ended September 30, 2014, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.  Defaults Upon Senior Securities.  None

Item 5.  Other Information. None

Item 6.  Exhibits.

(a)

List of exhibits

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

2.1	Agreement and plan of Merger, dated December 20, 2006, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the SEC on December 20, 2006

2.2	Amendment and Waiver No. 1 to Agreement and Plan of Merger, dated April 6, 2007 by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 11, 2007

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated August 3,2007, by and among Davis Acquisition Sub LLC, NHC/OP, L.P., NHC and NHR	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on August 6, 2007

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.

4.1	Form of Common Stock	Incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.2	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

4.3	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

10.1	Seventh Amendment to Credit Agreement, dated October 22, 2014, between National HealthCare Corporation and Bank of America, N.C.	Incorporated by reference to exhibit 10.1 to our current report on Form 8-K filed October 23, 2014

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 5, 2014	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: November 5, 2014	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Financial Officer)