Form 10-K
period 2014-12-31
NATIONAL HEALTHCARE CORP
filed 2015-02-20
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

The aggregate market value of Common Stock held by non-affiliates on June 30, 2014 (based on the closing price of such shares on the NYSE MKT) was approximately $435 million.  For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 12, 2015 was 14,110,859.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K:
The Registrant’s definitive proxy statement for its 2015 shareholder’s meeting.

TABLE OF CONTENTS

PART 1

ITEM 1.

BUSINESS

ITEM 1A.

RISK FACTORS

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

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

SIGNATURES

EXHIBIT INDEX

PART 1

ITEM 1.

BUSINESS

General Development of Business

National HealthCare Corporation, which we also refer to as NHC or the Company, began business in 1971.  Our principal business is the operation of skilled nursing facilities with associated assisted living and independent living centers.  Our business activities include providing sub-acute and post-acute skilled nursing care, intermediate nursing care, rehabilitative care, senior living services, and home health care services.  We have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide management services, accounting and financial services, and insurance services to third party owners of health care facilities.  We also own the real estate of thirteen healthcare properties and lease these properties to third party operators.  We operate in 10 states, and our owned and leased properties are located primarily in the southeastern United States.

Narrative Description of the Business

At December 31, 2014, we operate or manage 74 skilled nursing facilities with a total of 9,462 licensed beds.  These numbers include 66 centers with 8,551 beds that we lease or own and eight centers with 911 beds that we manage for others.  Of the 66 leased or owned facilities, 35 are leased from National Health Investors, Inc. ("NHI").

Our 18 assisted living centers (16 leased or owned and two are managed) have 815 units (708 units leased or owned and 107 units managed).

Our five independent living centers (four leased or owned and one managed) have 475 retirement apartments (338 apartments leased or owned, and 137 apartments managed).

We operate 36 homecare programs licensed in four states (Tennessee, South Carolina, Missouri and Florida) and provided 477,323 homecare patient visits to 19,222 patients in 2014.

We have a partnership agreement and a 75.1% non-controlling ownership interest in Caris Healthcare, LP (“Caris”), a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Caris provides hospice care to over 1,000 patients per day in 25 locations in Missouri, South Carolina, Tennessee, and Virginia.

We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units, sub-acute nursing units and a number of in-house pharmacies.  Similar specialty units are under consideration at a number of our centers, as well as free standing projects.

Net Patient Revenues. Health care services we provide include a comprehensive range of services.  In fiscal 2014, 95.1% of our net operating revenues were derived from such health care services.  Highlights of health care services activities during 2014 were as follows:

A.

Skilled Nursing Facilities.  The most significant portion of our business and the base for our other health care services is the operation of our skilled nursing facilities.  In our facilities, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day.  In addition, our facilities provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services.  We operate 74 skilled nursing facilities as of December 31, 2014. We manage eight facilities for third party owners.  Revenues from the 66 facilities we own or lease are reported as net patient revenues in our financial statements.  Management fee income is recorded as other revenues from the eight facilities that we manage.  We generally charge 6% to 7% of facility net operating revenues for our management services.  Average occupancy in skilled nursing facilities we operate was 88.9% during the year ended December 31, 2014.

B.

Rehabilitative Services.  We provide therapy services through Professional Health Services, a subsidiary of NHC.  Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities.  We maintained a rehabilitation staff of over 1,600 highly trained, professional therapists in 2014.  The majority of our rehabilitative services are for patients in our owned and managed skilled nursing facilities.  However, we also provide services to over 80 additional health care providers.  Our rates for these services are competitive with other market rates.

C.

Medical Specialty Units.  All of our long-term care facilities participate in the Medicare program, and we have expanded our range of offerings by the creation of center-specific medical specialty units such as our Alzheimer's disease care units and subacute nursing units.   Our trained staff provides care for Alzheimer’s patients in early, middle and advanced stages of the disease. We provide specialized care and programs for persons with Alzheimer’s or related disorders in dedicated units within many of our skilled nursing facilities.  Our specialized rehabilitation programs are designed to shorten or eliminate hospital stays and help to reduce the cost of quality health care. We develop individualized patient care plans to target appropriate medical and functional planning objectives with a primary goal where feasible for a return to home or a similar environment.

D.

Managed Care Contracts.  We contract with over 60 managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services by our owned and managed facilities.  Managed care patient days were 242,621 in 2014; 181,152 in 2013; and 156,827 in 2012.

E.

Assisted Living Centers.  Our assisted living centers are dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities.  We own or lease 16 and manage two assisted living facilities.  Of these 18 centers, seven are located within the physical structure of a skilled nursing facility or retirement center and eleven are freestanding.  In 2014, the rate of occupancy was 89.6%.  Certificates of Need are not required to build these projects and we believe that overbuilding has occurred in some of our markets.

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

We have one owned retirement center which is a "continuing care community", where the resident pays a substantial entrance fee and a monthly maintenance fee.  The resident then receives a full range of services, including home health nursing, without additional charge.

G.

Homecare Programs.  Our home health care programs (we call them homecares) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities.  Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies.  Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment.  NHC operates 36 homecare licensed and Medicare-certified offices in four states (Tennessee, South Carolina, Missouri and Florida) and some of our homecare patients are previously discharged from our skilled nursing facilities.  Medicare reimbursement for homecare services is paid under a prospective payment system.  Under this payment system, we receive a prospectively determined amount per patient per 60 day episode as defined by Medicare guidelines.  Medicare episodes increased from 20,947 in 2013 to

21,736 in 2014.  Patients served increased from 18,995 in 2013 to 19,222 in 2014.  Visits increased from 469,437 in 2013 to 477,323 in 2014.

H.

Pharmacy Operations.  At December 31, 2014, we operated four regional pharmacy operations (one in east Tennessee, one in central Tennessee, one in South Carolina, and one in Missouri).  These pharmacy operations use a central location to supply pharmaceutical services (consulting and medications) and supplies.  Regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.  Our regional pharmacies currently serve 53 owned facilities, five managed facilities, and 13 third party entities.

Other Revenues.  We generate revenues from management, accounting and financial services to third party owners of healthcare facilities, from insurance services to our managed healthcare facilities, and from rental income.  In fiscal 2014, 4.9% of our net operating revenues were derived from such other sources.  The significant sources of our other revenues are described as follows:

A.

Management, Accounting and Financial Services.  We provide management services to skilled nursing facilities, assisted living centers and independent living centers operated by third party owners.  We typically charge 6% to 7% of the managed centers’ net operating revenues as a fee for these services.  Additionally, we provide accounting and financial services to other skilled nursing facilities or related types of entities for small operators.  No management services are provided for entities in which we provide accounting and financial services.  As of December 31, 2014, we perform management services for 11 healthcare facilities and accounting and financial services for 20 healthcare facilities.

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

Equity in Earnings of Unconsolidated Investments.  Earnings from investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  Our most significant equity method investment is a 75.1% non-controlling ownership interest in Caris Healthcare, L.P. ("Caris"), a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Caris currently has twenty-five locations serving four states (Missouri, South Carolina, Tennessee, and Virginia).

Development and Growth

We are undertaking to expand our post-acute and senior health care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	Acquisition	106 beds	Columbia, TN	September, 2013
SNF	Acquisition	92 beds	Columbia, TN	September, 2013
SNF	Acquisition	139 beds	Knoxville, TN	September, 2013
SNF	Acquisition	107 beds	Springfield, TN	September, 2013
SNF	Acquisition	94 beds	Madisonville, KY	September, 2013
SNF	Acquisition	112 beds	Rossville, GA	September, 2013
SNF	Leased	120 beds	Greenfield, MA	September, 2013
SNF	Leased	102 beds	Holyoke, MA	September, 2013
SNF	Leased	71 beds	Quincy, MA	September, 2013
SNF	Leased	100 beds	Taunton, MA	September, 2013
SNF	Leased	108 beds	Epsom, NH	September, 2013
SNF	Leased	114 beds	Manchester, NH	September, 2013
SNF	Leased	126 beds	Manchester, NH	September, 2013
SNF	New Facility	90 beds	Tullahoma, TN	October, 2013
SNF	Addition	50 beds	Lexington, SC	December, 2013
SNF/AL	Leased	120 beds / 52 units	Independence, MO	March, 2014
SNF	Leased	70 beds	Independence, MO	March, 2014
SNF/AL	Leased	130 beds / 52 units	St. Peters, MO	March, 2014
AL	Partnership	83 units	Augusta, GA	June, 2014
Psychiatric Hospital	Partnership	14 beds	Osage Beach, MO	June, 2014
SNF	New Facility	52 beds	Kingsport, TN	December 2014
SNF/AL	New Facility	92 beds/60 Units	Sumner County, TN	Under construction
Memory Care	Partnership	60 beds	St. Peters, MO	Under construction
SNF/AL	New Facility	90 beds / 80 Units	Nashville, TN	Under construction

For the development projects under construction at December 31, 2014, we anticipate the 92-bed skilled nursing facility and 60-unit assisted living facility located in Sumner County, Tennessee to begin operations during the first quarter of 2015; the 60-bed memory care facility located in St. Peters, Missouri to begin operations during the fourth quarter of 2015 (we have a 25% ownership interest in this partnership), and the 90-bed skilled nursing facility and 80-unit assisted living facility located in Nashville, Tennessee to begin operations in the second or third quarter of 2016.

Construction on both an 80-unit assisted living community in Garden City, South Carolina and a 76-unit assisted living community in Bluffton, South Carolina are scheduled to begin in the first quarter of 2015.

During the second quarter of 2015, we anticipate beginning construction on a replacement center (SNF) that will combine the 92 beds of NHC Hillview in Columbia, Tennessee with 20 beds from the existing skilled nursing unit at Maury Regional Medical Center.  The resulting replacement center will be a partnership between NHC and Maury Regional Medical Center.

During 2015, we plan to apply for Certificates of Need for additional beds in certain of our markets.  We also will evaluate the feasibility of expansion into new markets by building private pay health care centers or assisted living communities.

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

We provide centralized management and support services to NHC operated healthcare facilities.  The management and support services include operational support through the use of regional vice presidents and regional nurses, accounting and financial services, cash management, data processing, legal, consulting and services in the area of rehabilitative care.  Our personnel are employed by our administrative services affiliate, National Health Corporation ("National"), which is also responsible for overall services in the area of personnel, loss control, insurance, education and training.  We reimburse the administrative services contractor by paying all the costs of personnel employed for our benefit as well as a fee.  National is wholly owned by the National Health Corporation Employee Stock Ownership Plan and provides its services only to us.

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

Skilled Nursing Facility Occupancy Rates

The following table shows certain information relating to occupancy rates for our owned and leased skilled nursing facilities:

	Year Ended December 31,
	2014	2013	2012
Overall census	88.9%	89.2%	90.1%

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

Certain groups of patients receive funds to pay the cost of their care from a common source.  The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2014	2013	2012
Medicare	39%	40%	42%
Medicaid	26%	25%	25%
Private Pay and Other	24%	25%	24%
Managed Care	11%	10%	9%
Total	100%	100%	100%

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

We attempt to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing the marketing of those services through market areas and "Managed Care Offices", of which five were open at December 31, 2014.  These services are designed to speed the patient's recovery and allow the patient to return home as soon as it is practical.

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

During the fiscal years, we received payments from Medicare and, if participating, from Medicaid.  We record as receivables the amounts we ultimately expect to receive under the Medicare and Medicaid programs and record into profit or loss any differences in amounts actually received at the time of interim or final settlements.  Adjustments have not had a material adverse effect within the last three years.

Certifications and Participation Requirements; Efforts to Impose Reduced Payments

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs.  Failure to obtain and maintain Medicare and Medicaid certification at our nursing centers would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue.  In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients.  Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.  For the fiscal year ended December 31, 2014, we derived 39% and 26% of our net patient revenues from the Medicare and Medicaid programs, respectively.  Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our profitability and cash flows.  We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations.  No assurance can be given that such reforms will not have a material adverse effect on us.

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

The U.S. Supreme Court has since issued its ruling on the constitutionality of a key provision in the ACA, which is the requirement that every American maintains a minimum level of health coverage or pays a penalty beginning in 2014.  The Supreme Court upheld the constitutionality of the “individual mandate”, holding that the penalty for not doing so could reasonably be interpreted as a tax, which the Constitution permits.  The ruling also permits the federal government to pursue a broad expansion of the Medicaid program, but the ruling gives the states the maximum flexibility on whether to do so.  With Medicaid coverage expansion occurring in some states in 2014, the current Administration may release a host of regulations and an array of new taxes and fees. It is uncertain at this time the effect the Acts, their modifications, or Medicaid expansion will have on our future results of operations or cash flows.

Skilled Nursing Facilities (SNFs)

SNF PPS - Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System ("SNF PPS").  SNF PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally increased or decreased each October when the federal fiscal year begins.  The acuity classification system is named RUGs (Resource Utilization Groups IV).  There are currently 66 classifications of RUG groups.

On April 1, 2013, the automatic 2% cuts (known as "sequestration") began for Medicare providers.  The resulting decrease in revenue to our skilled nursing facilities was approximately $4,500,000 for the 2014 calendar year, or $1,125,000 per quarter.  We are unable to predict the financial impact of other cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

In July 2013, CMS released its skilled nursing facility PPS update for the fiscal year 2014, which began October 1, 2013.  The notice provided for a 1.3% rate update, which reflects a 2.3% market basket increase less a 0.5% multifactor productivity adjustment and a 0.5% adjustment to correct market basket forecasting errors in fiscal year 2012.  CMS estimated the update increased overall payments to skilled nursing facilities in fiscal year 2014 by $470 million compared to fiscal year 2013 levels.

In August 2014, CMS released its skilled nursing facility PPS update for the fiscal year 2015, which began October 1, 2014.  The final rule provides for a 2.0% rate update, which reflects a 2.5% market basket increase less a 0.5% multifactor productivity adjustment as required by the ACA.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2015 by $750 million compared to fiscal year 2014 levels.  The 2015 final rule also includes wage index updates, revisions to the change of therapy (COT) other Medicare required assessment (OMRA) policy, and comments pertaining to CMS’ observations on therapy utilization trends.  The effect of the 2015 PPS rate update on our revenues will be dependent upon our census and the mix of our patients at the PPS payment rates.

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

On April 1, 2013, the automatic 2% Medicare cuts began for homecare providers.  The resulting decrease in revenue to our homecare programs was approximately $1,200,000 for the 2014 calendar year, or $300,000 per quarter.

On November 22, 2013 and effective January 1, 2014, CMS issued the final rule for 2014 home health prospective payment system rates, which included (i) a market basket increase of 2.3 percent, (ii) rebasing of Medicare reimbursement rates, with annual reductions of 3.5 percent for each of the next four years beginning January 2014, (iii) changes in the Wage Index with no overall impact and (iv) rebasing all case mix weights to 1.0 from an average case mix weight of 1.3464 in 2013, as provided for under the Affordable Care Act.  The rule also provided for changes in low utilization payments amounts and the removal of 170 diagnosis codes, among other changes.  In total, CMS predicted that home health agencies would experience an approximate 1.05 percent reduction in reimbursement for 2014.

On October 30, 2014 and effective January 1, 2015, CMS released its final rule for the 2015 home health prospective payment system.  The final rule reduces home health payments overall by 0.3 percent from 2014 payment levels.  The payment decrease reflects the impact of the 2.1% home health payment update ($390 million increase) and the second year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies conversion factor (2.4% or $450 million decrease).  The final rule also makes adjustments to the new home health face-to-face requirements, updates the Home Health Quality Reporting Program, and discusses a potential value-based purchasing model to begin testing in 2016.

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

Effective July 1, 2013 and for the fiscal year 2014, the state of Tennessee implemented specific individual nursing facility rate increases.  The resulting increase in revenue beginning July 1, 2013 and ending June 30, 2014 was approximately $1,800,000 annually, or $450,000 per quarter.

Effective July 1, 2014 and for the fiscal year 2015, the state of Tennessee implemented individual skilled nursing facility rate changes.  With new state legislation being passed for the 2015 fiscal year, there are four components that impact Tennessee Medicaid reimbursement for skilled nursing facilities:  a Level I or Level II per diem, a quarterly acuity payment, a quarterly Quality Improvement in Long-Term Services and Supports ("QuILTSS") payment (which are incentives based on qualifying criteria in several categories), and an assessment fee (expense).  Effective July 1, 2014, each facility will now be charged an assessment fee based on 4.5% of net patient revenues.  The assessment fee is replacing the former bed tax fee.  In summary and for the 2015 fiscal year, we expect the Tennessee Medicaid reimbursement changes to increase income before income taxes by approximately $3,000,000 annually, or $750,000 per quarter.

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

During the first quarter of 2014, the state of Missouri paid a retroactive rate increase back to July 1, 2013.  In the first quarter of 2014, the Company recorded approximately $533,000 of additional net patient revenues for the July 1, 2013 through December 31, 2013 retroactive period.  The resulting increase in revenue was approximately $250,000 per quarter for the 2014 year.

Competition

In most of the communities in which we operate health care centers, there are other health care centers with which we compete.  We own, lease or manage (through subsidiaries) 74 skilled nursing facilities located in nine states.  Each of these states are certificate of need states which generally requires the state to approve the opening of any new skilled nursing facilities.  There are hundreds of operators of skilled nursing facilities in each of these states and no single operator, including us, dominates any of these state’s skilled nursing care markets, except for some small rural markets which might have only one skilled nursing facility.  In competing for patients and staff with these facilities, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations.  The reputation in the community and the physical appearance of our facilities are important in obtaining patients, since members of the patient’s family generally participate to a greater extent in selecting skilled nursing facilities than in selecting an acute care hospital.  We believe that by providing and emphasizing rehabilitative as well as skilled care services at our facilities, we are able to broaden our patient base and to differentiate our facilities from competing skilled nursing facilities.

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

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees.  In order to enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs.  We support the Foundation for Geriatric Education.  We also conduct an "Administrator in Training" course, 24 months in duration, for the professional training of administrators.  Presently, we have five full-time individuals in this program.   Four of our six regional vice presidents and 51 of our 74 health care center administrators are graduates of this program.

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

Employees

As of December 31, 2014, our Administrative Services Contractor plus our managed centers had approximately 13,050 full and part time employees, who we call "Partners".  No employees are represented by a bargaining unit.  We believe our current relations with our employees are good.

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

Risks Relating to Our Company

We depend on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from such payors may be reduced.  We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs.  For the year ended December 31, 2014, we derived approximately 65% of our net patient revenues from the Medicare, Medicaid and other government programs.  Third-party payor programs are highly regulated and are subject to frequent and substantial changes.  Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins.  Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits.  Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary.  There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers.  In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance.  We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors.  Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations.  It is possible that the effects of further refinements to PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations.  See Item 1, "Business – Regulation and Licenses" and "Medicare Legislation and Regulations" and "Medicaid Legislation and Regulations".

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

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. We provide management and/or financial services to skilled nursing facilities, assisting living centers and independent living centers owned by third parties.  At December 31, 2014, we perform management services (which include financial services) for 11 such centers and accounting and financial services for an additional 20 such centers.  The "Risk Factors" contained herein as applying to us may in many instances apply equally to these other entities for which we provide services.  We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities.  Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2014, we leased or owned 74 skilled nursing facilities, 18 assisted living centers, and five independent living centers.  Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment.  Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers.  We are undertaking a process to allocate more aggressively capital spending within our owned and leased facilities in an effort to address issues that arise in connection with an aging physical plant.

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

In addition, certain software supporting our business and information systems are licensed to us by independent software developers.  Our inability or the inability of these developers, to continue to maintain and upgrade our information systems and software could disrupt or reduce the efficiency of our operations.  In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations and could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

•

changes in accounting standards, policies, guidance, interpretations or principles;

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Skilled Nursing Facilities

State	City	Center Name	Affiliation	Licensed Beds	Joined NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	1973
	Moulton	NHC HealthCare, Moulton	Leased(1)	136	1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135	1989
	Rossville	NHC HealthCare, Rossville	Owned	112	1971

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194	1971
	Madisonville	NHC HealthCare, Madisonville	Owned	94	1973

Massachusetts	Greenfield	Buckley-Greenfield Health Care Center	Leased(1)	120	1999
	Holyoke	Holyoke Health Care Center	Leased(1)	102	1999
	Quincy	John Adams Health Care Center	Leased(1)	71	1999
	Taunton	Longmeadow of Taunton	Leased(1)	100	1999

Missouri	Des Peres	The Quarters at Des Peres	Managed	147	2014
	Desloge	NHC HealthCare, Desloge	Leased(1)	120	1982
	Independence	The Villages of Jackson Creek	Leased	120	2014
	Independence	The Villages of Jackson Creek Memory Care	Leased	70	2014
	Joplin	NHC HealthCare, Joplin	Leased(1)	126	1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170	1982
	Macon	Macon Health Care Center	Owned	120	1982
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	120	1982
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120	1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	1987
	St. Peters	Villages of St. Peters	Leased	130	2014
	Springfield	Springfield Rehabilitation and Health Care Center	Leased	120	1982
	Town & Country	NHC HealthCare, Town & Country	Owned	200	2001
	West Plains	NHC HealthCare, West Plains	Owned	120	1982

New Hampshire	Epsom	Epsom Health Care Center	Leased(1)	108	1999
	Manchester	Maple Leaf Health Care Center	Leased(1)	114	1999
	Manchester	Villa Crest Health Care Center	Leased(1)	126	1999

Skilled Nursing Facilities
(continued)
State	City	Center Name	Affiliation	Total Beds	Joined NHC
South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290	1973
	Bluffton	NHC HealthCare, Bluffton	Owned	120	2010
	Charleston	NHC HealthCare, Charleston	Owned	88	2009
	Clinton	NHC HealthCare, Clinton	Owned	131	1993
	Columbia	NHC HealthCare, Parklane	Owned	180	1997
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152	1973
	Greenville	NHC HealthCare, Greenville	Owned	176	1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176	1973
	Lexington	NHC HealthCare, Lexington	Owned	170	1994
	Mauldin	NHC HealthCare, Mauldin	Owned	180	1997
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148	1992
	North Augusta	NHC HealthCare, North Augusta	Owned	192	1991
	Sumter	NHC HealthCare, Sumter	Managed	138	1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	98	1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	207	1971
	Columbia	Maury Regional Hospital	Managed	20	1996
	Columbia	NHC HealthCare, Columbia	Owned	106	1973
	Columbia	NHC HealthCare, Hillview	Owned	92	1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94	1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191	1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	120	1976
	Farragut	NHC HealthCare, Farragut	Owned	100	1998
	Franklin	NHC Place, Cool Springs	Owned	180	2004
	Franklin	NHC HealthCare, Franklin	Leased(1)	80	1979
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	1971
	Kingsport	NHC HealthCare, Kingsport	Owned	52	2014
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	166	1977
	Knoxville	Holston Health & Rehabilitation Center	Owned	109	2009
	Knoxville	NHC HealthCare, Knoxville	Owned	139	1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96	1971
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60	1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100	1985
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60	1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	150	1971
	Milan	NHC HealthCare, Milan	Leased(1)	122	1971
	Murfreesboro	AdamsPlace	Owned	90	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	1974
	Nashville	The Health Center of Richland Place	Managed	107	1992
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	128	1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102	1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72	1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	120	1975
	Springfield	NHC HealthCare, Springfield	Owned	107	1973
	Tullahoma	NHC HealthCare, Tullahoma	Owned	90	2013

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120	1973

Assisted Living Units

State	City	Center	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Georgia	Evans	Camellia Walk Assisted Living and Memory Care	Managed	83

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26
	Independence	The Villages of Jackson Creek	Leased	52
	St. Peters	Villages of St. Peters	Leased	52

New Hampshire	Manchester	Villa Crest Assisted Living	Leased(1)	29

South Carolina	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Franklin	NHC Place, Cool Springs	Owned	89
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	2
	Murfreesboro	AdamsPlace	Owned	83
	Nashville	Richland Place	Managed	24
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units	Est.
Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152	1984

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30	1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63	1987
	Murfreesboro	AdamsPlace	Owned	93	1997
	Nashville	Richland Place Retirement Apts.	Managed	137	1993

Homecare Programs

State	City	Homecare Programs	Affiliation	Est.
Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned	1994
	Chipley	NHC HomeCare of Chipley	Owned	1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned	1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned	1999
	Panama City	NHC HomeCare of Panama City	Owned	1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned	1994
	Quincy	NHC HomeCare of Quincy	Owned	1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned	1997

Missouri	St. Louis	NHC HomeCare of St. Louis	Owned	2012

South Carolina	Aiken	NHC HomeCare of Aiken	Owned	1996
	Bluffton	NHC HomeCare of Beaufort	Owned	2013
	Greenville	NHC HomeCare of Greenville	Owned	2007
	Greenwood	NHC HomeCare of Greenwood	Owned	1996
	Laurens	NHC HomeCare of Laurens	Owned	1996
	Murrells Inlet	NHC HomeCare of Murrells Inlet	Owned	2013
	Rock Hill	NHC HomeCare of Piedmont	Owned	2010
	Summerville	NHC HomeCare of Low Country	Owned	2010
	West Columbia	NHC HomeCare of Midlands	Owned	2010

Tennessee	Athens	NHC HomeCare of Athens	Owned	1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned	1985
	Columbia	NHC HomeCare of Columbia	Owned	1977
	Cookeville	NHC HomeCare of Cookeville	Owned	1976
	Dickson	NHC HomeCare of Dickson	Owned	1977
	Franklin	NHC HomeCare of Franklin	Owned	2007
	Hendersonville	NHC HomeCare of Hendersonville	Owned	2010
	Johnson City	NHC HomeCare of Johnson City	Owned	1978
	Knoxville	NHC HomeCare of Knoxville	Owned	1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned	1977
	Lewisburg	NHC HomeCare of Lewisburg	Owned	1977
	McMinnville	NHC HomeCare of McMinnville	Owned	1976
	Milan	NHC HomeCare of Milan	Owned	1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned	1976
	Pulaski	NHC HomeCare of Pulaski	Owned	1985
	Somerville	NHC HomeCare of Somerville	Owned	1983
	Sparta	NHC HomeCare of Sparta	Owned	1984
	Springfield	NHC HomeCare of Springfield	Owned	1984

Hospice Programs

State	City	Hospice Programs	Affiliation	Est.
Missouri	St. Louis	Caris Healthcare – St. Louis	Caris	2014

South Carolina	Anderson	Caris Healthcare – Anderson	Caris	2009
	Charleston	Caris Healthcare – Charleston	Caris	2010
	Columbia	Caris Healthcare – Columbia	Caris	2010
	Greenville	Caris Healthcare – Greenville	Caris	2009
	Greenwood	Caris Healthcare – Greenwood	Caris	2011
	Myrtle Beach	Caris Healthcare – Myrtle Beach	Caris	2010
	Sumter	Caris Healthcare – Sumter	Caris	2010

Tennessee	Athens	Caris Healthcare – Athens	Caris	2006
	Chattanooga	Caris Healthcare – Chattanooga	Caris	2005
	Columbia	Caris Healthcare – Columbia	Caris	2004
	Cookeville	Caris Healthcare – Cookeville	Caris	2004
	Crossville	Caris Healthcare – Crossville	Caris	2010
	Dickson	Caris Healthcare – Dickson	Caris	2007
	Greenville	Caris Healthcare – Greenville	Caris	2007
	Johnson City	Caris Healthcare – Johnson City	Caris	2004
	Knoxville	Caris Healthcare – Knoxville	Caris	2004
	Lenoir City	Caris Healthcare – Lenoir City	Caris	2009
	Milan	Caris Healthcare – Milan	Caris	2004
	Murfreesboro	Caris Healthcare – Murfreesboro	Caris	2005
	Nashville	Caris Healthcare – Nashville	Caris	2004
	Sevierville	Caris Healthcare – Sevierville	Caris	2007
	Somerville	Caris Healthcare – Somerville	Caris	2005
	Springfield	Caris Healthcare – Springfield	Caris	2006

Virginia	Bristol	Caris Healthcare – Bristol	Caris	2011

(1)Leased from NHI

(2)NHC HealthCare/Fort Sanders is owned by a separate limited partnership.  The Company owns approximately 25% of the partnership interest in Fort Sanders.

Healthcare Facilities Leased to Others

The following table includes certain information regarding Healthcare Facilities which are owned by us and leased to others:

Name of Facility	Location	No. of Beds
Skilled Nursing Facilities
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

ITEM 3.

LEGAL PROCEEDINGS

General and Professional Liability Insurance and Lawsuits

The health care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by skilled nursing facilities and their employees in providing care to residents.  As of December 31, 2014, we and/or our managed facilities are currently defendants in 34 such claims covering the years 2006 through December 31, 2014.

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

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly-owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005-2007, $9.0 million annual excess in the aggregate for years 2008-2010 and $4.0 million excess per occurrence for 2011 - 2014.

Beginning in 2008 and continuing through 2014, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly-owned captive insurance company.

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

General Litigation

Civil Investigation Demand

On December 19, 2013, the Company was served with a civil investigative demand from the U.S. Department of Justice and the Office of the U.S. Attorney for the Eastern District of Tennessee requesting the production of documents and interrogatory responses regarding the billing and medical necessity of certain rehabilitative therapy services.  Based upon our review, the request appears to relate to services provided at our skilled nursing facilities based in Knoxville, Tennessee.

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

The Company is cooperating fully with these requests.  Because we are in the early stages of these investigations, we are unable to evaluate the outcomes of these investigations.

Caris HealthCare, L.P. Lawsuit

On December 9, 2014, Caris, a business that specializes in hospice care services in Company-owned health care centers and in other settings, received notice from the U.S. Attorney’s Office for the Eastern District of

Tennessee and the Attorney Generals’ Offices for the State of Tennessee and State of Virginia that those government entities were conducting an investigation regarding patient eligibility for hospice services provided by Caris.  We have a 75.1% non-controlling ownership interest in Caris.  We are cooperating with these government entities in connection with this investigation.  Because Caris and the Company are in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of National HealthCare Corporation are listed on the NYSE MKT exchange under the symbol NHC.  The closing price for the NHC common shares on February 12, 2015 was $64.40.  On December 31, 2014, NHC had approximately 5,000 stockholders, comprised of approximately 2,000 stockholders of record and an additional 3,000 stockholders indicated by security position listings.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC's common shares.

	Stock Prices		Cash Dividends
	High	Low	Declared
2014
1st Quarter	$56.91	$49.06	$.32
2nd Quarter	58.15	50.91	.32
3rd Quarter	58.92	54.39	.34
4th Quarter	64.66	54.33	.34

2013
1st Quarter	$50.17	$45.49	$.30
2nd Quarter	48.55	44.68	.32
3rd Quarter	50.82	45.30	.32
4th Quarter	56.69	46.82	.32

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

On August 1, 2013, the Board of Directors of the Company authorized a stock repurchase program that allowed the Company to repurchase up to $25 million of its common stock over a one year period.  The program expired on July 31, 2014.  No repurchases of common stock were executed under this program.

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

	Stock Prices		Cash Dividends
	High	Low	Declared
2014
1st Quarter	$15.20	$13.25	$.20
2nd Quarter	15.18	14.50	.20
3rd Quarter	15.35	14.91	.20
4th Quarter	15.92	15.05	.20

2013
1st Quarter	$16.00	$15.10	$.20
2nd Quarter	16.10	13.71	.20
3rd Quarter	15.14	13.84	.20
4th Quarter	15.97	13.92	.20

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	954,678	46.92	619,364
Equity compensation plans not approved by security holders	–	–	–
Total	954,678	46.92	619,364

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2009 through December 31, 2014 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index").  Cumulative total stockholder return assumes the reinvestment of all dividends.  Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulative Total Return

$250
$200
$150
$100
$50

	2009	2010	2011	2012	2013	2014
NHC	$100	$132	$123	$145	$170	$203
S & P 500	$100	$115	$117	$136	$180	$205
S & P Health Care Index	$100	$101	$111	$128	$177	$219

NHC S & P 500 S & P Health Care Index

ITEM 6.

SELECTED FINANCIAL DATA

The following table represents selected financial information for the five years ended December 31, 2014.  The data for 2014, 2013 and 2012 has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements, accompanying footnotes and Management’s Discussion and Analysis.  Certain of the prior period amounts have been reclassified to conform to the 2014 financial data.

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Operating Data:
Net operating revenues	$871,683	$788,957	$761,002	$773,242	$720,653
Total costs and expenses	(803,672)	(716,876)	(692,766)	(694,391)	(663,026)
Non-operating income	17,182	30,095	25,245	20,533	23,340
Income before income taxes	85,193	102,176	93,481	99,384	80,967
Income tax provision	(31,824)	(37,563)	(34,181)	(34,394)	(28,272)
Net income	53,369	64,613	59,300	64,990	52,695
Dividends to preferred stockholders	(8,670)	(8,671)	(8,671)	(8,671)	(8,673)
Net income available to common stockholders	44,699	55,942	50,629	56,319	44,022

Earnings per common share:
Basic	$3.24	$4.05	$3.65	$4.09	$3.22
Diluted	3.14	3.87	3.57	3.96	3.22

Cash dividends declared:
Per preferred share	$.80	$.80	$.80	$.80	$.80
Per common share	1.34	1.26	2.20	1.18	1.10

Balance Sheet Data:
Total assets	$1,074,123	$984,358	$924,700	$870,424	$829,505
Accrued risk reserves	106,218	110,557	110,331	98,732	105,549
Long-term debt	10,000	10,000	10,000	10,000	10,000
Stockholders’ equity	734,148	688,112	656,148	606,869	555,361

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of post-acute care and senior health care services.  At December 31, 2014 we operate or manage 74 skilled nursing facilities with 9,462 licensed beds, 18 assisted living centers, five independent living centers, and 36 homecare programs located in ten states.  These operations are provided by separately funded and maintained subsidiaries.  We have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide management services, accounting services and insurance services to third party owners of skilled nursing facilities.  We also own the real estate of thirteen healthcare properties and lease these properties to third party operators.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Medicare Reimbursement Rate Changes

On April 1, 2013, the automatic 2% cuts (known as "sequestration") began for Medicare providers.  The resulting decrease in revenue on our consolidated statement of income was approximately $5,700,000 for the 2014 calendar year, or $1,425,000 per quarter (for both SNF's and Homecare).  We are unable to predict the financial impact of other cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

In July 2013, CMS released its skilled nursing facility PPS update for the fiscal year 2014, which began October 1, 2013.  The notice provided for a 1.3% rate update, which reflects a 2.3% market basket increase less a 0.5% multifactor productivity adjustment and a 0.5% adjustment to correct market basket forecasting errors in fiscal year 2012.  CMS estimated the update increased overall payments to skilled nursing facilities in fiscal year 2014 by $470 million compared to fiscal year 2013 levels.

In August 2014, CMS released its skilled nursing facility PPS update for the fiscal year 2015, which began October 1, 2014.  The final rule provides for a 2.0% rate update, which reflects a 2.5% market basket increase less a 0.5% multifactor productivity adjustment as required by the ACA.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2015 by $750 million compared to fiscal year 2014 levels.  The 2015 final rule also includes wage index updates, revisions to the change of therapy (COT) other Medicare required assessment (OMRA) policy, and comments pertaining to CMS’ observations on therapy utilization trends.  The effect of the 2015 PPS rate update on our revenues will be dependent upon our census and the mix of our patients at the PPS payment rates.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities.  The overall average census in owned and leased skilled nursing facilities for 2014 was 88.9% compared to 89.2% and 90.1% in 2013 and 2012, respectively.  Increased availability of assisted living facilities, as well as the rapid growth of home and community based services, has amplified the challenge of maintaining desirable patient census levels.  Management has undertaken a number of steps in order to best position our current and future health care facilities.  This includes working internally to examine and improve systems to be most responsive to referral sources and payors.  Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post-acute alliances in positioning ourselves to be an active participant in the health delivery systems as they develop.

Development and Growth

We are undertaking to expand our long-term care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	Acquisition	106 beds	Columbia, TN	September, 2013
SNF	Acquisition	92 beds	Columbia, TN	September, 2013
SNF	Acquisition	139 beds	Knoxville, TN	September, 2013
SNF	Acquisition	107 beds	Springfield, TN	September, 2013
SNF	Acquisition	94 beds	Madisonville, KY	September, 2013
SNF	Acquisition	112 beds	Rossville, GA	September, 2013
SNF	Leased	120 beds	Greenfield, MA	September, 2013
SNF	Leased	102 beds	Holyoke, MA	September, 2013
SNF	Leased	71 beds	Quincy, MA	September, 2013
SNF	Leased	100 beds	Taunton, MA	September, 2013
SNF	Leased	108 beds	Epsom, NH	September, 2013
SNF	Leased	114 beds	Manchester, NH	September, 2013
SNF	Leased	126 beds	Manchester, NH	September, 2013
SNF	New Facility	90 beds	Tullahoma, TN	October, 2013
SNF	Addition	50 beds	Lexington, SC	December, 2013
SNF/AL	Leased	120 beds / 52 units	Independence, MO	March, 2014
SNF	Leased	70 beds	Independence, MO	March, 2014
SNF/AL	Leased	130 beds / 52 units	St. Peters, MO	March, 2014
AL	Partnership	83 units	Augusta, GA	June, 2014
Psychiatric Hospital	Partnership	14 beds	Osage Beach, MO	June, 2014
SNF	New Facility	52 beds	Kingsport, TN	December 2014
SNF/AL	New Facility	92 beds/60 Units	Sumner County, TN	Under construction
Memory Care	Partnership	60 beds	St. Peters, MO	Under construction
SNF/AL	New Facility	90 beds / 80 Units	Nashville, TN	Under construction

For the development projects under construction at December 31, 2014, we anticipate the 92-bed skilled nursing facility and 60-unit assisted living facility located in Sumner County, Tennessee to begin operations during the first quarter of 2015; the 60-bed memory care facility located in St. Peters, Missouri to begin operations during the fourth quarter of 2015 (we have a 25% ownership interest in this partnership), and the 90-bed skilled nursing facility and 80-unit assisted living facility located in Nashville, Tennessee to begin operations in the second or third quarter of 2016.

Construction on both an 80-unit assisted living community in Garden City, South Carolina and a 76-unit assisted living community in Bluffton, South Carolina are scheduled to begin in the first quarter of 2015.

During the second quarter of 2015, we anticipate beginning construction on a replacement center (SNF) that will combine the 92 beds of NHC Hillview in Columbia, Tennessee with 20 beds from the existing skilled nursing unit at Maury Regional Medical Center.  The resulting replacement center will be a partnership between NHC and Maury Regional Medical Center.

During 2015, we plan to apply for Certificates of Need for additional beds in certain of our markets.  We also will evaluate the feasibility of expansion into new markets by building private pay health care centers or assisted living communities.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $106,218,000 and $110,557,000 at December 31, 2014 and 2013, respectively, and are a primary area of management focus.  We have set aside restricted cash and marketable securities to fund our professional liability and workers’ compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors

Approximately 65% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $22,931,000 and $21,619,000 as of December 31, 2014 and 2013, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Revenue Recognition - Subordination of Fees and Uncertain Collections

We provide management services to certain long-term care facilities and to others we provide accounting and financial services.  We generally charge 6% to 7% of net operating revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services.  Our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided.  However, under the terms of our management contracts, payments for our management services are subject to subordination to other expenditures of the long-term care center being managed.  Furthermore, for certain of the third parties with whom we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that collection is not reasonably assured, our policy is to recognize revenues only in the period in which the amounts are realized.  We may receive payment for the unpaid and unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the centers or proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future cash flows will occur.  The realization of such previously unrecognized revenue could cause our reported net income to vary significantly from period to period.

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

See Notes 2 and 3 to the consolidated financial statements regarding our relationships with National and the recognition of management fees from healthcare centers owned by third parties.

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

Professional liability remains an area of particular concern to us.  The entire health care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of December 31, 2014, we and/or our managed centers are defendants in 34 such claims inclusive of years 2006 through 2014.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 2014, 2013 and 2012.

Percentage of Net Revenues

	Year Ended December 31,
	2014	2013	2012
Revenues:
Net patient revenues	95.1%	93.3%	92.7%
Other revenues	4.9	6.7	7.3
Net operating revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	58.5	57.5	56.1
Other operating	24.9	24.7	25.8
Rent	4.7	5.0	5.2
Depreciation and amortization	3.9	3.6	3.8
Interest	0.2	0.0	0.1
Total costs and expenses	92.2	90.8	91.0
Income before non-operating income	7.8	9.2	9.0
Non-operating income	2.0	3.8	3.3
Income before income taxes	9.8	13.0	12.3
Income tax provision	(3.7)	(4.8)	(4.5)
Net income	6.1	8.2	7.8
Dividends to preferred stockholders	(1.0)	(1.1)	(1.1)
Net income available to common stockholders	5.1	7.1	6.7

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)

	2014 vs. 2013		2013 vs. 2012
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$93,450	12.7	$30,451	4.3
Other revenues	(10,724)	(20.2)	(2,496)	(4.5)
Net operating revenues	82,726	10.5	27,955	3.7
Costs and Expenses:
Salaries, wages and benefits	56,689	12.5	26,626	6.2
Other operating	22,154	11.4	(1,241)	(0.6)
Rent	282	0.7	94	0.2
Depreciation and amortization	5,837	20.4	(1,245)	(4.2)
Interest	1,834	554.1	(124)	(27.3)
Total costs and expenses	86,796	12.1	24,110	3.5
Income before non-operating income	(4,070)	(5.6)	3,845	5.6
Non-operating income	(12,913)	(42.9)	4,850	19.2
Income before income taxes	(16,983)	(16.6)	8,695	9.3
Income tax provision	5,739	(15.3)	3,382	9.9
Net income	(11,244)	(17.4)	5,313	9.0
Dividends paid to preferred stockholders	1	0.0	–	–
Net income available to common stockholders	$(11,243)	(20.1)	$5,313	10.5

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

The U.S. Supreme Court has since issued its ruling on the constitutionality of a key provision in the ACA, which is the requirement that every American maintains a minimum level of health coverage or pays a penalty beginning in 2014.  The Supreme Court upheld the constitutionality of the “individual mandate”, holding that the penalty for not doing so could reasonably be interpreted as a tax, which the Constitution permits.  The ruling also permits the federal government to pursue a broad expansion of the Medicaid program, but the ruling gives the states the maximum flexibility on whether to do so.  With Medicaid coverage expansion occurring in some states in 2014, the current Administration may release a host of regulations and an array of new taxes and fees. It is uncertain at this time the effect the Acts, their modifications, or Medicaid expansion will have on our future results of operations or cash flows.

Medicare – Skilled Nursing Facilities

On April 1, 2013, the automatic 2% cuts (known as "sequestration") began for Medicare providers.  The resulting decrease in revenue to our skilled nursing facilities was approximately $4,500,000 for the 2014 calendar year, or $1,125,000 per quarter.  We are unable to predict the financial impact of other cuts Congress may implement.  However, such impact may be adverse and material to our future results of operations and cash flows.

In July 2013, CMS released its skilled nursing facility PPS update for the fiscal year 2014, which began October 1, 2013.  The notice provided for a 1.3% rate update, which reflects a 2.3% market basket increase less a 0.5% multifactor productivity adjustment and a 0.5% adjustment to correct market basket forecasting errors in fiscal year 2012.  CMS estimated the update increased overall payments to skilled nursing facilities in fiscal year 2014 by $470 million compared to fiscal year 2013 levels.

In August 2014, CMS released its skilled nursing facility PPS update for the fiscal year 2015, which began October 1, 2014.  The final rule provides for a 2.0% rate update, which reflects a 2.5% market basket increase less a 0.5% multifactor productivity adjustment as required by the ACA.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2015 by $750 million compared to fiscal year 2014 levels.  The 2015 final rule also includes wage index updates, revisions to the change of therapy (COT) other Medicare required assessment (OMRA) policy, and comments pertaining to CMS’ observations on therapy utilization trends.  The effect of the 2015 PPS rate update on our revenues will be dependent upon our census and the mix of our patients at the PPS payment rates.

For 2014, our average Medicare per diem rate for skilled nursing facilities increased 1.5% compared to the same period in 2013.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Medicare – Homecare Programs

On April 1, 2013, the automatic 2% Medicare cuts began for homecare providers.  The resulting decrease in revenue to our homecare programs was approximately $1,200,000 for the 2014 calendar year, or $300,000 per quarter.

On November 22, 2013 and effective January 1, 2014, CMS issued the final rule for 2014 home health prospective payment system rates, which included (i) a market basket increase of 2.3 percent, (ii) rebasing of Medicare reimbursement rates, with annual reductions of 3.5 percent for each of the next four years beginning January 2014, (iii) changes in the Wage Index with no overall impact and (iv) rebasing all case mix weights to 1.0 from an average case mix weight of 1.3464 in 2013, as provided for under the Affordable Care Act.  The rule also provided for changes in low utilization payments amounts and the removal of 170 diagnosis codes, among other changes.  In total, CMS predicted that home health agencies would experience an approximate 1.05 percent reduction in reimbursement for 2014.

On October 30, 2014 and effective January 1, 2015, CMS released its final rule for the 2015 home health prospective payment system.  The final rule reduces home health payments overall by 0.3 percent from 2014 payment levels.  The payment decrease reflects the impact of the 2.1% home health payment update ($390 million increase) and the second year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies conversion factor (2.4% or $450 million decrease).  The final rule also makes adjustments to the new home health face-to-face requirements, updates the Home Health Quality Reporting Program, and discusses a potential value-based purchasing model to begin testing in 2016.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2013 and for the fiscal year 2014, the state of Tennessee implemented specific individual nursing facility rate increases.  The resulting increase in revenue beginning July 1, 2013 and ending June 30, 2014 was approximately $1,800,000 annually, or $450,000 per quarter.

Effective July 1, 2014 and for the fiscal year 2015, the state of Tennessee implemented individual skilled nursing facility rate changes.  With new state legislation being passed for the 2015 fiscal year, there are four components that impact Tennessee Medicaid reimbursement for skilled nursing facilities:  a Level I or Level II per diem, a quarterly acuity payment, a quarterly Quality Improvement in Long-Term Services and Supports ("QuILTSS") payment (which are incentives based on qualifying criteria in several categories), and an assessment fee (expense).  Effective July 1, 2014, each facility will now be charged an assessment fee based on 4.5% of net patient revenues.  The assessment fee is replacing the former bed tax fee.  In summary and for the 2015 fiscal year, we expect the Tennessee Medicaid reimbursement changes to increase income before income taxes by approximately $3,000,000 annually, or $750,000 per quarter.

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

During the first quarter of 2014, the state of Missouri paid a retroactive rate increase back to July 1, 2013.  In the first quarter of 2014, the Company recorded approximately $533,000 of additional net patient revenues for the July 1, 2013 through December 31, 2013 retroactive period.  The resulting increase in revenue was approximately $250,000 per quarter for the 2014 year.

Overall our average Medicaid per diem increased 2.4% in 2014 compared to 2013. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  The Deficit Reduction Act includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

2014 Compared to 2013

Results for 2014 compared to 2013 include a 10.5% increase in net operating revenues, a 5.6% decrease in income before non-operating income, and a 16.6% decrease in income before income taxes.

The overall average census in owned and leased skilled nursing facilities for 2014 was 88.9% compared to 89.2% in 2013.  The composite skilled nursing facility per diem increased 0.8% in 2014 compared to 2013.  The composite per diem increase consisted of:  Medicare, Medicaid and private pay per diem rates increased 1.5%, 2.4% and 3.5%, respectively, in 2014 compared to 2013.  Managed care per diem rates decreased 1.9% in 2014 compared to 2013.

Net patient revenues increased $93,450,000, or 12.7%, compared to the prior year.  The majority of the increase in net patient revenues consisted of the twelve newly constructed or leased skilled nursing facilities compared to the 2013 year.  We began operating four of the skilled nursing facilities during the 2014 year (three in Missouri and one in Tennessee) and we began operating eight of the skilled nursing facilities during the second half of the 2013 year (four in Massachusetts, three in New Hampshire, and one in Tennessee).  These twelve newly constructed or leased facilities helped increase net patient revenues by $77,394,000 over the 2013 year.  We also had an increase in net patient revenues from our same facility skilled nursing facilities in the amount of $8,278,000 compared to the prior year.

Other revenues this year decreased $10,724,000, or 20.2%, to $42,396,000, as further detailed in Note 3 of the consolidated financial statements.  Other revenues in 2014 include management and accounting service fees of $15,184,000 ($18,160,000 in 2013) and insurance services revenue of $7,215,000 ($15,143,000 in 2013).  Rental income was $19,123,000 in 2014 ($19,132,000 in 2013).

At December 31, 2014, NHC provides management services for eight skilled nursing centers, two assisted living centers, and one independent living community.  During the 2014 year, we began managing two new healthcare facilities.  In February 2014, we assumed management of a 147-bed skilled nursing facility located in Des Peres, Missouri.  In June 2014, we began managing an 83-unit assisted living facility located in Augusta, Georgia.

As discussed in Notes 4 and 16 of the Company’s 2013 Form 10-K, we discontinued our relationship with the SeniorTrust and ElderTrust non-profit organizations during 2013.  The discontinuation of management and insurance services to the SeniorTrust and ElderTrust organizations caused other revenues to decrease by approximately $8,253,000 in 2014 compared to 2013.  Other revenues also decreased in the 2014 year compared to the prior year by approximately $2,769,000 as a result of a 2013 favorable workers compensation insurance settlement.

At December 31, 2014, the Company provides accounting and financial services to 20 healthcare facilities (compared to 27 at December 31, 2013).  No management services are provided for entities in which we provide accounting and financial services.  Effective October 1, 2014, the Company is no longer providing accounting and financial services to seven healthcare facilities.  We expect other revenues in the consolidated statements of income to decrease by approximately $1,200,000 in 2015, or $400,000 per quarter for the first three quarters of 2015, from the discontinuation of these services.

Total costs and expenses for 2014 increased $86,796,000 or 12.1%, to $803,672,000 from $716,876,000 in 2013. Salaries, wages and benefits, the largest operating costs of the company, increased $56,689,000, or 12.5%, to $510,249,000 from $453,560,000.  Other operating expenses increased $22,154,000, or 11.4%, to $217,143,000 for 2014 compared to $194,989,000 in 2013.  Rent expense increased $282,000, or 0.7%, to $39,731,000.  Depreciation and amortization increased 20.4% to $34,384,000.  Interest expense increased to $2,165,000.

Salaries, wages and benefits as a percentage of net operating revenues was 58.5% and 57.5% for the years ended December 31, 2014 and 2013, respectively.  The increase in salaries, wages and benefits is primarily due to the new operations of the twelve newly constructed or leased healthcare facilities compared to the prior year ($43,319,000).  We also had increased costs for therapist services of $4,864,000, increased cost related to our self-insured health insurance plan of $3,168,000 compared to the 2013 year, and inflationary wage increases for the Company’s partners.

Other operating expense as a percentage of net operating revenues was 24.9% and 24.7% for the years ended December 31, 2014 and 2013, respectively.  The increase in other operating expenses is primarily due to the new operations of the twelve newly constructed or leased healthcare facilities compared to the prior year ($28,973,000).  The 2014 increase in other operating expenses was offset in part by the 2013 expenses incurred by providing management and insurance services for the SeniorTrust and ElderTrust non-profit organizations.  Since the Company was no longer providing these services in 2014, other operating expenses decreased by approximately $6,398,000 compared to the 2013 year.

Rent expense in 2014 increased by approximately $282,000 compared to the prior year.  The seven new healthcare facilities we began leasing and operating from NHI on September 1, 2013 increased rent expense $2,300,000 in 2014 compared to 2013.  In a separate transaction on September 1, 2013, we purchased six skilled nursing facilities from NHI for $21 million, which lowered rent expense in 2014 by approximately $2,215,000 compared to 2013.  The net of the two transactions leaves a slight increase in rent expense for 2014 when compared to the prior year.

The increase in depreciation expense is due to the new operations of the skilled nursing facilities and the increase in interest expense is due to the capital leases recorded for the three Missouri healthcare facilities we began operating during the first quarter of 2014.

Non-operating income in 2014 decreased $12,913,000, or 42.9%, to $17,182,000, as further detailed in Note 4 of the consolidated financial statements.  The decrease is primarily due to our equity method investment in Caris, a hospice provider, which decreased $6,196,000 in 2014 compared to the prior year.  The decrease is also due to the 2013 event in which a gain was recorded in the prior year on the recovery of notes receivable ($5,454,000) from the collection of certain notes receivable.  The Company also has two new equity method investments in 2014:  a 60% non-controlling ownership interests in a 14-bed geriatric psychiatric hospital in Osage Beach, Missouri and 10% ownership interest in an 83-unit assisted living facility in Augusta, Georgia.  These two equity method investments decreased non-operating income by $1,222,000 in 2014 compared to 2013.

The income tax provision for 2014 is $31,824,000 (an effective income tax rate of 37.4%).  The income tax provision and effective tax rate for 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $512,000 and permanent differences of $829,000 including nondeductible expenses resulting in an increase in the provision.  The income tax provision and effective tax rate for 2014 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,542,000 or 1.8% of income before taxes in 2014.

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

The effective tax rate for 2015 is expected to be in the range of 35% to 39%.

2013 Compared to 2012

Results for 2013 compared to 2012 include a 3.7% increase in net operating revenues, a 5.6% increase in income before non-operating income, and a 9.3% increase in income before income taxes.

The overall average census in owned and leased skilled nursing facilities for 2013 was 89.2% compared to 90.1% in 2012.  The composite skilled nursing facility per diem increased 2.9% in 2013 compared to 2012.  The composite per diem increase consisted of:  Medicare and Managed Care per diem rates decreased 0.2% and 0.5%, respectively, in 2013 compared to 2012.  Medicaid and private pay per diem rates increased 3.5% and 6.3%, respectively, in 2013 compared to 2012.

Net patient revenues increased $30,451,000, or 4.3%, compared to the prior year.  In addition to our average skilled nursing facility per diem increasing, we began leasing and operating seven skilled nursing facilities in Massachusetts and New Hampshire on September 1, 2013.  NHC was previously managing these seven facilities prior to the Company leasing and operating them.  We also opened a newly constructed skilled nursing facility in Tullahoma, Tennessee during the fourth quarter of 2013.  These nine newly acquired or constructed facilities helped increase net patient revenues by $21,370,000.  Homecare services, which had increased Medicare episodes and patient visits in 2013, also helped increase net patient revenues by approximately $5,340,000.

Other revenues this year decreased $2,496,000, or 4.5%, to $53,120,000.  Other revenues in 2013 include management and accounting service fees of $18,160,000 ($20,042,000 in 2012) and insurance services revenue of $15,143,000 ($15,671,000 in 2012).  Rental income was $19,132,000 in 2013 ($19,314,000 in 2012).

At December 31, 2013, NHC provides management services for seven skilled nursing centers, one assisted living community, and one independent living community.  At December 31, 2012, NHC provided management services for twenty-one skilled nursing centers, four assisted living communities, and two independent living communities.  Of the healthcare facilities the Company is no longer managing, seven skilled nursing facilities transitioned from management services contracts to the Company operating the facilities on September 1, 2013.  As of September 1, 2013 and thereafter, the revenues from these seven facilities are shown in net patient revenues and not in other revenues where management services are classified.  Therefore and as of December 31, 2013, NHC is no longer providing management services to fourteen skilled nursing facilities, two assisted living communities, and one independent living community; all of which were part of the SeniorTrust and ElderTrust non-profit organizations and were sold to third parties.

The discontinuation of management and insurance services to the SeniorTrust and ElderTrust facilities caused other revenues to decrease by approximately $5,047,000 in 2013 compared to 2012.  Other revenues increased by approximately $2,769,000 as a result of a workers compensation insurance settlement with one of the states in which we insure third party operators.

Other revenues are further detailed in Note 3 of the consolidated financial statements.  With the discontinuation of our relationship with SeniorTrust and ElderTrust non-profit organizations, we estimate our future results of operations and cash flows to be adversely affected.  The Company's discontinuation of management fees and insurance services decreased income before income taxes by approximately $2,200,000 annually, or $1,350,000 net of income taxes annually.

Total costs and expenses for 2013 increased $24,110,000 or 3.5%, to $716,876,000 from $692,766,000 in 2012. Salaries, wages and benefits, the largest operating costs of the company, increased $26,626,000, or 6.2%, to $453,560,000 from $426,934,000.  Other operating expenses decreased $1,241,000, or 0.6%, to $194,989,000 for 2013 compared to $196,230,000 in 2012.  Rent expense increased $94,000, or 0.2%, to $39,449,000.  Depreciation and amortization decreased 4.2% to $28,547,000.  Interest costs decreased to $331,000.

Salaries, wages and benefits as a percentage of net operating revenue was 57.5% and 56.1% for the years ended December 31, 2013 and 2012, respectively.  The increase in salaries, wages and benefits is primarily due to the new operations of the seven leased healthcare facilities in Massachusetts and New Hampshire, along with the newly constructed Tullahoma, Tennessee skilled nursing facility ($14,966,000).  We also had increased numbers of employees for certain of our patient care services and inflationary wage increases for the Company’s partners.

Other operating expense as a percentage of net operating revenues was 24.7% and 25.8% for the years ended December 31, 2013 and 2012, respectively.  The decrease in other operating expenses for 2013 is primarily due to the favorable results within our accrued risk reserves of $9,634,000 and the cost saving measures that continue to be implemented at our skilled nursing facilities ($4,519,000).  These decreases were offset by the increased cost of the new operations of the seven leased healthcare facilities in Massachusetts and New Hampshire and the newly constructed Tullahoma, Tennessee skilled nursing facility in the amount of $6,575,000.  We also had an unfavorable future service obligation adjustment in our continuing care retirement center of $4,359,000.

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

Non-operating income in 2013 increased $4,850,000, or 19.2%, to $30,095,000, as further detailed in Note 4 of the consolidated financial statements.  The increase is primarily due to the gain on the recovery of notes receivable ($5,454,000) from the collection of certain notes receivable NHC had previously written down.  We also acquired an additional 7.5% non-controlling ownership interest in Caris effective June 1, 2012; therefore, we have twelve months of equity in earnings for the 2013 period related to the additional 7.5% ownership interest compared to seven months for the 2012 period.

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

	Year Ended		One Year Change		Year Ended	Two Year Change
	12/31/14	12/31/13	$	%	12/31/12	$	%
Cash and cash equivalents at beginning of period	$81,705	$66,701	$15,004	22.5	$61,008	$20,697	33.9

Cash provided by operating activities	75,694	102,348	(26,654)	(26.0)	64,373	11,321	17.6

Cash used in investing activities	(57,508)	(56,300)	(1,208)	(2.1)	(31,225)	(26,283)	(84.2)

Cash used in financing activities	(30,124)	(31,044)	920	3.0	(27,455)	(2,669)	(9.7)

Cash and cash equivalents at end of period	$69,767	$81,705	$(11,938)	(14.6)	$66,701	$3,066	4.6

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2014 was $75,694,000 as compared to $102,348,000 and $64,373,000 for the years ended December 31, 2013 and 2012, respectively.  In 2014, cash provided by operating activities consisted of net income of $53,369,000, adjustments for non-cash items of $41,199,000, cash distributions from equity method investments exceeding equity method earnings of $3,613,000, subtract gains on the sale of marketable securities of $379,000, and $22,108,000 was used for working capital.  Working capital primarily consisted of an increase in restricted cash and cash equivalents of $6,245,000, an increase in accounts receivable of $5,215,000, a decrease in accrued payroll of $3,603,000, and a decrease in accrued risk reserves of $4,339,000.

The increase in restricted cash and cash equivalents is from NHC and other healthcare facilities paying insurance premiums into NHC insurance companies, which restrict the cash payment.  The increase in accounts receivable is primarily from the new operations of the four skilled nursing facilities that we began operating during the 2014 year.  The decrease in payroll is due to the timing of payroll and incentive compensation payments.  The decrease in accrued risk reserves is due to the activity within our self-insured workers’ compensation and professional liability companies.

Investing Activities

Cash used in investing activities totaled $57,508,000 for the year ended December 31, 2014, as compared to $56,300,000 and $31,225,000 for the years ended December 31, 2013 and 2012, respectively.  Cash used for property and equipment additions was $53,298,000, $43,438,000, and $22,003,000 for the years ended December 31, 2014 and 2013 and 2012, respectively.  In 2014, cash was used to make investments into partnerships or was used to acquire additional ownership interest in partnerships in which we already had an ownership stake in the amount of $2,743,000.  Net cash provided by collections of notes receivable was $2,389,000 in 2014 compared to $11,865,000 and $660,000 in 2013 and 2012, respectively.  Purchases and sales of marketable securities resulted in a net use of cash of $3,856,000 compared to $3,727,000 and $2,382,000 in 2013 and 2012, respectively.

Construction costs included in additions to property and equipment in 2014 include $20,710,000 for the construction of a 92-bed skilled nursing facility and 60-unit assisted living facility in Sumner County, Tennessee, $7,902,000 for the renovation of a 52-bed skilled nursing facility in Kingsport, Tennessee, and $2,674,000 for the renovation and construction of a 14-bed geriatric psychiatric hospital in Osage Beach, Missouri.

The most significant partnership investment made in 2014 was $1,247,000 involving the 60% non-controlling ownership interest in the 14-bed geriatric psychiatric hospital in Osage Beach, Missouri.  The purchases of marketable securities were funded from restricted cash and cash equivalents to earn a better rate of return.  In 2013, the collections of notes receivable increased substantially due to the payoff of four promissory notes in the amount of $10,587,000.

Financing Activities

Net cash used in financing activities totaled $30,124,000, $31,044,000 and $27,455,000 for the years ended December 31, 2014, 2013, and 2012, respectively.  Dividends paid to common stockholders for the 2014 year were $18,704,000 compared to $17,469,000 and $30,849,000 in 2013 and 2012, respectively.  On December 21, 2012, the Company paid a special cash dividend of $1.00 per share, which used approximately $14,137,000 of cash.  Dividends paid to preferred stockholders were $8,670,000 in 2014 and $8,671,000 in 2013 and 2012.  On August 11, 2014, the Company repurchased 125,000 shares of common stock for a total cost of $6,995,000.  On February 19, 2013, the Company repurchased 100,000 shares of common stock for a total cost of $4,700,000.  Proceeds from the issuance of common stock, primarily from the exercise of stock options, totaled $7,429,000 in 2014 compared to $991,000 and $13,412,000 for 2013 and 2012, respectively.  Our continuing care retirement center issued entrance fee deposit refunds of $501,000 in 2014, compared to taking deposits of $40,000 in 2013 and refunds of $1,310,000 in 2012.  On March 1, 2014, the Company entered into capital lease agreements to operate three skilled nursing facilities in the state of Missouri.  The principal payments under the capital lease obligations were $2,436,000 for the 2014 year.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2014 are as follows (in 000’s):

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt principal	$10,000	$–	$–	$10,000	$–
Long-term debt – interest	828	276	552	–	–
Construction obligations	25,541	25,541	–	–	–
Operating and capital leases	463,817	39,400	78,800	78,800	266,817
Total contractual cash obligations	$500,186	$65,217	$79,352	$88,800	$266,817

Income taxes payable for uncertain tax positions under ASC 740 of $4,895,000 attributable to permanent differences, at December 31, 2014 has not been included in the above table because of the inability to estimate the period in which payment is expected to occur.  See Note 12 of the consolidated financial statements for a discussion on income taxes.

Short-term liquidity

Effective October 22, 2014, we extended the maturity of our $75,000,000 revolving credit agreement to October 21, 2015.  At December 31, 2014, we do not have any funds borrowed against the credit agreement.  The entire amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $69,767,000, marketable securities of $132,535,000 and as needed, our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.

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

At December 31, 2014, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit.  We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2014, we did not participate in any such financial investments.

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

Interest Rate Risk

The fair values of our fixed-income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At December 31, 2014, we have available for sale debt marketable securities in the amount of $158,273,000.  The fixed maturity portfolio is comprised of investments with primarily short-term and intermediate-term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet obligations.  At December 31, 2014, our debt marketable securities had gross realized gains of $1,454,000 and gross unrealized losses of $824,000.

As of December 31, 2014, both our long-term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long-term debt outstanding of $10.0 million and there are no amounts due under our revolving credit facility.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75 million and our outstanding long-term debt, a 1% change in interest rates would change our interest cost by approximately $850,000.

Approximately $4.5 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $45,000.

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

Credit Risk

Credit risk is managed by diversifying the fixed maturity portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings.  Corporate debt securities and commercial mortgage-backed securities comprise approximately 83.5% of the fair value of the fixed maturity portfolio.  At December 31, 2014, the credit quality ratings for our fixed maturity portfolio consisted of the following investment grades (as a percent of fair value): 22.1% AAA rated, 14.7% AA rated, 53.7% A rated, and 9.5% BBB rated.

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At December 31, 2014, the fair value of our equity marketable securities is approximately $132,535,000.  Of the $132.5 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $114,080,000, or 86.1%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $13,250,000.  At December 31, 2014, our equity marketable securities had unrealized gains of $102,359,000.  Of the $102,359,000 unrealized gains, $89,345,000 is related to NHI.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed in the Index and Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National HealthCare Corporation at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National HealthCare Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 20, 2015

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Net patient revenues	$829,287	$735,837	$705,386
Other revenues	42,396	53,120	55,616
Net operating revenues	871,683	788,957	761,002

Costs and Expenses:
Salaries, wages and benefits	510,249	453,560	426,934
Other operating	217,143	194,989	196,230
Facility rent	39,731	39,449	39,355
Depreciation and amortization	34,384	28,547	29,792
Interest	2,165	331	455
Total costs and expenses	803,672	716,876	692,766

Income Before Non-Operating Income	68,011	72,081	68,236
Non-Operating Income	17,182	30,095	25,245

Income Before Income Taxes	85,193	102,176	93,481
Income Tax Provision	(31,824)	(37,563)	(34,181)
Net Income	53,369	64,613	59,300

Dividends to Preferred Stockholders	(8,670)	(8,671)	(8,671)

Net Income Available to Common Stockholders	$44,699	$55,942	$50,629

Earnings Per Common Share:
Basic	$3.24	$4.05	$3.65
Diluted	$3.14	$3.87	$3.57

Weighted Average Common Shares Outstanding:
Basic	13,816,095	13,829,626	13,852,709
Diluted	14,222,133	16,698,803	16,598,816

Dividends Declared Per Common Share	$1.34	$1.26	$2.20

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net Income	$53,369	$64,613	$59,300

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investments in marketable securities	30,416	(7,211)	24,739
Reclassification adjustment for realized gains on sale of securities	(379)	(39)	(1,640)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(11,614)	2,627	(8,993)
Other comprehensive income (loss), net of tax	18,423	(4,623)	14,106

Comprehensive Income	$71,792	$59,990	$73,406

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2014	2013
Assets		(as adjusted)
Current Assets:
Cash and cash equivalents	$69,767	$81,705
Restricted cash and cash equivalents	7,020	10,298
Marketable securities	132,535	105,009
Restricted marketable securities	19,805	14,027
Accounts receivable, less allowance for doubtful
accounts of $5,738 and $4,972, respectively	78,843	79,856
Inventories	7,127	7,146
Prepaid expenses and other assets	2,260	1,208
Notes receivable, current portion	441	417
Federal income tax receivable	4,727	-
Total current assets	322,525	299,666

Property and Equipment:
Property and equipment, at cost	821,792	734,682
Accumulated depreciation and amortization	(307,048)	(277,884)
Net property and equipment	514,744	456,798

Other Assets:
Restricted cash and cash equivalents	3,631	3,631
Restricted marketable securities	138,468	127,976
Deposits and other assets	8,791	6,808
Goodwill	17,600	17,600
Notes receivable, less current portion	12,548	14,961
Deferred income taxes	18,700	18,164
Investments in limited liability companies	37,116	38,754
Total other assets	236,854	227,894
Total assets	$1,074,123	$984,358

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Liabilities and Stockholders’ Equity		(as adjusted)
Current Liabilities:
Trade accounts payable	$15,877	$13,050
Capital lease obligations, current portion	3,088	-
Accrued payroll	59,859	63,462
Amounts due to third party payors	22,931	21,619
Accrued risk reserves, current portion	26,825	24,325
Deferred income taxes	35,506	24,790
Other current liabilities	12,472	13,784
Dividends payable	7,000	6,730
Total current liabilities	183,558	167,760

Long-term debt	10,000	10,000
Capital lease obligations, less current portion	33,508	-
Accrued risk reserves, less current portion	79,393	86,232
Refundable entrance fees	10,219	10,720
Obligation to provide future services	3,927	3,689
Other noncurrent liabilities	16,011	14,525

Deferred revenue	3,359	3,320

Stockholders' Equity:
Series A convertible preferred stock; $.01 par value; 25,000,000 shares authorized; 10,836,659 and 10,837,665 shares, respectively, issued and outstanding; stated at liquidation value of $15.75 per share	170,494	170,510
Common stock, $.01 par value; 30,000,000 shares authorized; 14,110,859 and 14,078,028 shares, respectively, issued and outstanding	140	140
Capital in excess of par value	154,965	153,061
Retained earnings	343,941	318,216
Accumulated other comprehensive income	64,608	46,185
Total stockholders’ equity	734,148	688,112
Total liabilities and stockholders’ equity	$1,074,123	$984,358

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$53,369	$64,613	$59,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,384	28,547	29,792
Provision for doubtful accounts	6,228	5,226	2,455
Equity in earnings of unconsolidated investments	(6,675)	(14,188)	(13,616)
Distributions from unconsolidated investments	10,288	15,473	6,317
Gains on sale of marketable securities	(379)	(39)	(1,640)
Gain on recovery of notes receivable	–	(5,454)	–
Deferred income taxes	(1,434)	(2,404)	1,416
Stock-based compensation	2,021	2,298	2,366
Changes in operating assets and liabilities, net of the effect of acquisitions:
Restricted cash and cash equivalents	(6,245)	(10,405)	(7,636)
Accounts receivable	(5,215)	(13,778)	(7,263)
Income tax receivable	(4,727)	5,933	537
Inventories	19	(486)	759
Prepaid expenses and other assets	(2,587)	(76)	(77)
Trade accounts payable	2,827	2,495	831
Accrued payroll	(3,603)	26,219	(16,418)
Amounts due to third party payors	1,312	2,352	481
Other current liabilities and accrued risk reserves	(5,652)	(6,401)	11,675
Obligation to provide future services	238	1,898	(2,461)
Other noncurrent liabilities	1,486	635	(2,354)
Deferred revenue	39	(110)	(91)
Net cash provided by operating activities	75,694	102,348	64,373
Cash Flows From Investing Activities:
Additions to property and equipment	(53,298)	(43,438)	(22,003)
Investments in unconsolidated limited liability companies	(1,975)	–	–
Acquisition of real estate of six skilled nursing facilities	–	(21,000)	–
Acquisition of non-controlling interest	(768)	–	(7,500)
Investments in notes receivable	(767)	–	(600)
Collections of notes receivable	3,156	11,865	1,260
Decrease in restricted cash and cash equivalents	9,523	8,039	46,660
Purchases of marketable securities	(62,165)	(93,155)	(111,691)
Sale of marketable securities	48,786	81,389	62,649
Net cash used in investing activities	(57,508)	(56,300)	(31,225)
Cash Flows From Financing Activities:
Tax benefit (expense) from stock-based compensation	201	(225)	(267)
Principal payments under capital lease obligations	(2,436)	–	–
Dividends paid to preferred stockholders	(8,670)	(8,671)	(8,671)
Dividends paid to common stockholders	(18,704)	(17,469)	(30,849)
Issuance of common shares	7,429	991	13,412
Repurchase of common shares	(6,995)	(4,700)	–
Entrance fee deposits (refunds)	(501)	40	(1,310)
(Increase) decrease in deposits	(448)	(1,010)	230
Net cash used in financing activities	(30,124)	(31,044)	(27,455)
Net Increase (Decrease) in Cash and Cash Equivalents	(11,938)	15,004	5,693
Cash and Cash Equivalents, Beginning of Period	81,705	66,701	61,008
Cash and Cash Equivalents, End of Period	$69,767	$81,705	$66,701

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued)

	Year Ended December 31,
(in thousands)	2014	2013	2012
Supplemental Information:
Cash payments for interest	$2,242	$497	$383

Cash payments for income taxes	36,642	34,273	34,142

Non-cash financing and investing activities include:

Buildings, personal property, and obligations recorded under capital lease agreements	39,032	–	–

NHC assigned the assets and liabilities of eight Solaris Hospice programs to Caris in exchange for an additional limited partnership interest.
Current assets assigned	–	–	1,862
Property and equipment assigned	–	–	303
Current liabilities assigned	–	–	(799)
Goodwill	–	–	2,945
Investment in limited liability company	–	–	(4,311)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity
Balance at January 1, 2012	10,838,490	$170,515	13,862,738	$138	$139,183	$260,331	$36,702	$606,869
Net income	–	–	–	–	–	59,300	–	59,300
Other comprehensive income	–	–	–	–	–	–	14,106	14,106
Stock-based compensation	–	–	–	–	2,366	–	–	2,366
Tax expense from exercise of stock options	–	–	–	–	(267)	–	–	(267)
Shares sold - options exercised	–	–	295,371	3	13,409	–	–	13,412
Shares issued in conversion of preferred stock to common stock	(78)	(1)	18	–	1	–	–	–
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,671)	–	(8,671)
Dividends declared to common stockholders ($2.20 per share)	–	–	–	–	–	(30,967)	–	(30,967)
Balance at December 31, 2012	10,838,412	$170,514	14,158,127	$141	$154,692	$279,993	$50,808	$656,148
Net income	–	–	–	–	–	64,613	–	64,613
Other comprehensive loss	–	–	–	–	–	–	(4,623)	(4,623)
Stock-based compensation	–	–	–	–	2,298	–	–	2,298
Tax expense from exercise of stock options	–	–	–	–	(225)	–	–	(225)
Shares sold – options exercised	–	–	19,722	–	991	–	–	991
Repurchase of common shares	–	–	(100,000)	(1)	(4,699)	–	–	(4,700)
Shares issued in conversion of preferred stock to common stock	(747)	(4)	179	–	4	–	–	–
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,671)	–	(8,671)
Dividends declared to common stockholders ($1.26 per share)	–	–	–	–	–	(17,719)	–	(17,719)
Balance at December 31, 2013	10,837,665	$170,510	14,078,028	$140	$153,061	$318,216	$46,185	$688,112
Net income	–	–	–	–	–	53,369	–	53,369
Other comprehensive income	–	–	–	–	–	–	18,423	18,423
Stock-based compensation	–	–	–	–	2,021	–	–	2,021
Tax benefit from exercise of stock options	–	–	–	–	201	–	–	201
Shares sold – options exercised	–	–	157,590	1	7,428	–	–	7,429
Repurchase of common shares	–	–	(125,000)	(1)	(6,994)	–	–	(6,995)
Shares issued in conversion of preferred stock to common stock	(1,006)	(16)	241	–	16	–	–	–
Acquisition of noncontrolling interest	–	–	–		(768)	–	–	(768)
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,670)	–	(8,670)
Dividends declared to common stockholders ($1.34 per share)	–	–	–	–	–	(18,974)	–	(18,974)
Balance at December 31, 2014	10,836,659	$170,494	14,110,859	$140	$154,965	$343,941	$64,608	$734,148

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

National HealthCare Corporation ("NHC" or "the Company") operates, manages or provides services to skilled nursing facilities and associated assisted living centers, retirement centers and home health care programs located in 10 Southeastern, Northeastern and Midwestern states in the United States.  The most significant part of our business relates to skilled and intermediate nursing care in which setting we provide assisted living and retirement services, rehabilitative therapy services, and home health care.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  The health care environment has continually undergone changes with regard to Federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues.  We continually monitor these industry developments as well as other factors that affect our business.

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

Net Patient Revenues and Accounts Receivable

Revenues are derived from services rendered to patients for skilled and intermediate nursing, rehabilitation therapy, hospice, assisted living and retirement and home health care services.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation.  Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs.  We believe that we are in compliance with all applicable laws and regulations.

Medicare program revenues, as well as certain Medicaid program revenues, are subject to audit and retroactive adjustment by government representatives.  The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services.  The assignment of patients to the various RUG categories is subject to post-payment review by Medicare intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements.  We have made provisions of approximately $22,931,000 and $21,619,000 as of December 31, 2014 and 2013, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

Approximately 65% of our net patient revenues are derived from participation in Medicare and Medicaid programs and other government programs.

Other Revenues

As discussed in Note 3 other revenues include revenues from the provision of insurance services, management and accounting services to other long-term care providers, and rental income.  Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income as earned over the related policy period.  We charge for management services based on a percentage of net revenues.  We charge for accounting services based on a monthly fee or a fixed fee per bed of the long-term care center under contract.  We generally record other revenues on the accrual basis based on the terms of our contractual arrangements.  However, with respect to management and accounting services revenue from certain long-term care providers, including but not limited to National Health Corporation ("National")  as discussed in Note 3, where collection is not reasonably assured based on insufficient historical collections and the lack of expected future collections, our policy is to recognize income only in the period in which collection is assured and the amounts at question are believed by management to be fixed and determined.

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

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of income.  The provisions for doubtful accounts were $6,228,000, $5,226,000, and $2,455,000 for 2014, 2013 and 2012, respectively.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items.  Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, which were $36.2 million, $40.9 million, and $39.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Mortgage and Other Notes Receivable

In accordance with Accounting Standards Codification ("ASC") Topic 310, Receivables, NHC evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis.  On a quarterly basis, NHC reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

In accordance with ASC Topic 360, Property, Plant, and Equipment, we evaluate the recoverability of the carrying values of our properties on a property by property basis.  We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable.  The need to recognize impairment is based on estimated future undiscounted cash flows from a property over the remaining useful life compared to the carrying value of that property.  If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

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

Continuing Care Contracts and Refundable Entrance Fees

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contract provides that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees when residents relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of December 31, 2014 and December 31, 2013 were $10,219,000 and $10,720,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  At December 31, 2014 and 2013, we have recorded a future service obligation in the amounts of $3,927,000 and $3,689,000, respectively.

Other Noncurrent Liabilities

Other noncurrent liabilities include reserves primarily related to various uncertain income tax positions (see Note 12).

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National (as discussed in Note 2) and entrance fees that have been and are currently being received upon reservation and occupancy in the independent living centers we operate.  The non-refundable portion (10%) of the entrance fee is included in deferred revenue and is being recognized over the remaining life expectancies of the residents.

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

Also under ASC Topic 740, Income Taxes, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Liabilities for income tax matters include amounts for income taxes, applicable penalties, and interest thereon and are the result of the potential alternative interpretations of tax laws and the judgmental nature of the timing of recognition of taxable income.

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

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, marketable securities, restricted marketable securities and notes receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  Restricted cash and cash equivalents is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest bearing accounts.  Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services.  We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable.  Marketable securities and restricted marketable securities are held primarily in accounts with brokerage institutions.  Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) as discussed in Note 10.

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

Our financial instruments, principally our notes receivable, are subject to the possibility of loss of the carrying values as a result of the failure of other parties to perform according to their contractual obligations.  We obtain various collateral and other protective rights, and continually monitor these rights in order to reduce such possibilities of loss.  We evaluate the need to provide reserves for potential losses on our financial instruments based on management's periodic review of the portfolio on an instrument by instrument basis.  See Note 10 for additional information on the notes receivable.

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

Segment Disclosures

ASC Topic 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to stockholders.  Management believes that substantially all of our operations are part of the long-term health care industry segment. See Note 3 for a detail of other revenues provided within the long-term health care industry segment.  Information about the costs and expenses associated with each of the components of other revenues is not separately identifiable.

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

Note 2 - Relationship with National Health Corporation

National Health Corporation ("National"), which is wholly-owned by the National Health Corporation Leveraged Employee Stock Ownership Plan ("ESOP"), was formed in 1986 and is our administrative services affiliate and contractor.  As discussed below, all of the personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation as employees in the ESOP.

Management Contracts

We currently manage five skilled nursing facilities for National under a management contract.  We manage the centers for management fees that are comparable to those in the industry.  The management contract has been extended until January 1, 2018.  See Note 3 for additional information regarding management services fees recognized from National.

Financing Activities

During 1991, we borrowed $10,000,000 from National.  The term note payable currently requires quarterly interest payments at the prime rate minus .85 percent.  The entire principal is due at maturity in 2018.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000.  The interest rate on the line of credit is prime plus one percent and the final maturity is January 20, 2018.  At December 31, 2014, National did not have an outstanding balance on the line of credit.

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

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation in the ESOP.  National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance.  We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs.  Such costs of personnel totaling approximately $510,249,000, $453,560,000, and $426,934,000, for 2014, 2013 and 2012 respectively, are reflected as salaries, wages and benefits in the accompanying consolidated statements of income.  The administrative fee paid to National for 2014, 2013, and 2012 was $4,395,000, $3,693,000, and $3,862,000, respectively.  National owes us $2,155,000 and $5,785,000 at December 31, 2014 and 2013, respectively, as a result of the differences between interim payments for payroll and benefits services costs made during the current and previous years and such actual costs.  The amounts are included in accounts receivable in the consolidated balance sheets.

National’s Ownership of Our Stock

At December 31, 2014, National owns 1,046,147 shares (or approximately 7.4%) of our outstanding common stock and 1,271,147 shares (or approximately 11.7%) of our outstanding preferred stock.

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

Note 3 - Other Revenues

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Insurance services	$7,215	$15,143	$15,671
Management and accounting service fees	15,184	18,160	20,042
Rental income	19,123	19,132	19,314
Other	874	685	589
	$42,396	$53,120	$55,616

Management Fees from National

We have managed skilled nursing facilities for National since 1988, and we currently manage five centers.  See Note 2 regarding our relationship with National.

During 2014, 2013 and 2012, National paid and we recognized approximately $3,544,000, $3,491,000, and $3,397,000, respectively, of management fees and interest on management fees, which amounts are included in management and accounting service fees.  Unrecognized and unpaid management fees and interest on management fees from National total $21,338,000, $21,349,000, and $21,333,000 at December 31, 2014, 2013 and 2012, respectively.  We have recognized approximately $41,165,000 of management fees and interest from these facilities since 1988.

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

Management Fees and Financial and Accounting Services for Other Healthcare Centers

In February 2014, we assumed management of a 147-bed skilled nursing facility located in Des Peres, Missouri.  In June 2014, we began managing an 83-unit assisted living facility located in Augusta, Georgia.  As of December 31, 2014, we provide management services to six healthcare centers (other than the five National centers)

operated by third party owners.  For the year ended December 31, 2014, we recognized management fees of $2,205,000 from these centers.  For the years ended December 31, 2013 and 2012, we recognized management fees of $4,413,000 and $6,999,000, respectively, from the 21 healthcare centers we managed during these years.  The decrease in management services revenues is due to the discontinuation of management services to the non-profit entities SeniorTrust and ElderTrust that occurred in the second and third quarters of 2013.  Effective September 1, 2013, we began leasing and operating the former ElderTrust facilities from National Health Investors, Inc. ("NHI").  Effective September 1, 2013 and thereafter, the revenues from these seven facilities have been included in net patient revenues in the consolidated statements of income.

Effective October 1, 2014, the Company no longer provides accounting and financial services to seven healthcare facilities.  At December 31, 2014, we provided accounting and financial services to 20 healthcare facilities.  No management services are provided for entities in which we provide accounting and financial services.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 were $4,434,000, $7,720,000, and $5,438,000, respectively.  For the year ended December 31, 2013, there was a positive insurance settlement reached with one of the states in which we provide workers' compensation insurance in the amount of $2,769,000.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 were $2,781,000, $3,418,000, and $4,203,000, respectively.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

Rental Income

In 2007, NHC acquired all of the net assets of National Health Realty, Inc., which was a health care real estate investment trust.  The properties acquired in the acquisition are the properties that have generated the majority of the rental income for NHC for the years ended December 31, 2014, 2013, and 2012.  The health care properties currently owned and leased to third party operators include nine skilled nursing facilities and four assisted living communities.  We renewed the rental agreements in 2011 for a five year period, which ends on December 31, 2015.

Note 4 – Non-Operating Income

Non-operating income is outlined in the table below.  Non-operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on securities, interest income, and other miscellaneous non-operating income.  Our most significant equity method investment is a 75.1% non-controlling ownership interest in Caris, a business that specializes in hospice care services.  See Note 16 for additional disclosures regarding Caris.  For the year ended December 31, 2013, the gain on the recovery of notes receivable was due to the collection of certain notes receivable.  NHC had previously written down these notes due to their deteriorated credit qualities.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Equity in earnings of unconsolidated investments	$6,675	$14,188	$13,616
Dividends and net realized gains on sales of securities	5,957	5,216	7,006
Interest income	4,550	5,237	4,623
Gain on the recovery of notes receivable	–	5,454	–
	$17,182	$30,095	$25,245

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

Fixed assets recorded under the capital leases, which are included in property and equipment in the consolidated balance sheets, are as follows:

	December 31, 2014		December 31, 2013
	(in thousands)
Buildings and personal property	$39,032	$	−
Accumulated amortization	(3,271)		−
	$35,761	$	−

Operating Leases

At December 31, 2014, we lease from National Health Investors, Inc. ("NHI") the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements.  As part of the first lease agreement, we sublease four Florida skilled nursing facilities to four separate corporations, none of which we own or control.

On January 1, 2007, a 15-year lease extension began which included three additional five-year renewal options.  On December 26, 2012, NHC extended the lease agreement through the first of the three additional five-year renewal options, which extended the lease date through 2026.  The two additional five-year renewal options on the lease still remain.  Under the terms of the lease, base rent totals $30,750,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.  The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis.  Percentage rent expense for 2014, 2013, and 2012 was approximately $2,334,000, $2,526,000, and $2,591,000, respectively.

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

Base rent expense under both NHI lease agreements totals $34,200,000.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at December 31, 2014 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2015	$34,200	$5,200
2016	34,200	5,200
2017	34,200	5,200
2018	34,200	5,200
2019	34,200	5,200
Thereafter	245,150	21,667
Total minimum lease payments	$416,150	$47,667
Less: Amounts representing interest		(11,071)
Present value of minimum lease payments		36,596
Less: Current portion		(3,088)
Long-term capital lease obligations		$33,508

Note 6 - Earnings Per Share

 The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share.

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except share and per share amounts)
Basic:
Weighted average common shares outstanding	13,816,095	13,829,626	13,852,709
Net income	$53,369	$64,613	$59,300
Dividends to preferred stockholders	8,670	8,671	8,671
Net income available to common stockholders	$44,699	$55,942	$50,629
Earnings per common share, basic	$3.24	$4.05	$3.65

Diluted:
Weighted average common shares outstanding	13,816,095	13,829,626	13,852,709
Dilutive effect of stock options	73,678	9,091	8,019
Dilutive effect of restricted stock	3,691	4,740	5,526
Dilutive effect of contingent issuable stock	328,669	232,118	109,233
Convertible preferred stock	–	2,623,228	2,623,329
Assumed average common shares outstanding	14,222,133	16,698,803	16,598,816

Net income available to common stockholders	$44,699	$55,942	$50,629
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	–	8,671	8,671

Net income for diluted earnings per common share	$44,699	$64,613	$59,300
Earnings per common share, diluted	$3.14	$3.87	$3.57

Excluded in the above table are -0-; 929,000; and 1,068,302 shares associated with stock options for 2014, 2013, and 2012, respectively, due to their antidilutive impact.  We have also excluded 2,622,956 of common shares issuable upon the conversation of preferred stock for the year ended December 31, 2014 due to their anti-dilutive impact.

Note 7 - Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.  Marketable securities and restricted marketable securities consist of the following:

	December 31, 2014		December 31, 2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$132,535	$30,176	$105,009
Restricted investments available for sale:
Corporate debt securities	68,594	68,916	65,852	65,006
Commercial mortgage-backed securities	63,351	63,252	46,977	45,856
U.S. Treasury securities	14,623	14,728	22,932	22,841
State and municipal securities	11,074	11,377	8,123	8,300
	$187,818	$290,808	$174,060	$247,012

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	December 31, 2014			December 31, 2013
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$114,080	1,630,642	$24,734	$91,479

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	December 31, 2014		December 31, 2013
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$11,161	$11,190	$9,279	$9,324
1 to 5 years	83,542	84,028	91,787	92,011
6 to 10 years	58,863	58,872	40,387	38,335
Over 10 years	4,076	4,183	2,431	2,333
	$157,642	$158,273	$143,884	$142,003

Gross unrealized gains related to available for sale securities are $103,814,000 and $75,702,000 as of December 31, 2014 and 2013, respectively.  Gross unrealized losses related to available for sale securities were $824,000 and $2,750,000 as of December 31, 2014 and 2013, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  As a result, the Company recognized no other-than-temporary impairments for the years ended December 31, 2014 and 2013.

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2014, 2013 and 2012 were $48,786,000, $81,389,000, and $62,649,000, respectively.  Net investment gains of $379,000, $39,000, and $1,640,000 were realized on these sales during the years ended December 31, 2014, 2013, and 2012, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2014 or 2013.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the twelve months ended December 31, 2014 or 2013.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long-term debt approximates fair value due to variable interest rates.  At December 31, 2014 and 2013, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2014 and December 31, 2013 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2014	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$69,767	$69,767	$–	$–
Restricted cash and cash equivalents	10,651	10,651	–	–
Marketable equity securities	132,535	132,535	–	–
Corporate debt securities	68,916	39,909	29,007	–
Commercial mortgage-backed securities	63,252	–	63,252	–
U.S. Treasury securities	14,728	14,728	–	–
State and municipal securities	11,377	2,216	9,161	–
Total financial assets	$371,226	$269,806	$101,420	$–

	Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$81,705	$81,705	$–	$–
Restricted cash and cash equivalents	13,929	13,929	–	–
Marketable equity securities	105,009	105,009	–	–
Corporate debt securities	65,006	–	65,006	–
Commercial mortgage-backed securities	45,856	–	45,856	–
U.S. Treasury securities	22,841	22,841	–	–
State and municipal securities	8,300	–	8,300	–
Total financial assets	$342,646	$223,484	$119,162	$–

Note 9 - Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2014	2013
	(in thousands)
Land	$58,672	$57,272
Leasehold improvements	98,302	94,066
Buildings and improvements	487,021	427,471
Furniture and equipment	142,110	134,255
Construction in progress	35,687	21,618
	821,792	734,682
Less: Accumulated depreciation	(307,048)	(277,884)
	$514,744	$456,798

The Company is obligated to complete construction in progress of approximately $25,541,000 at December 31, 2014.

Note 10 - Notes Receivable

At December 31, 2014 and 2013, we have notes receivable from managed and other skilled nursing facilities totaling $12,989,000 and $15,378,000, respectively, reflected in the accompanying consolidated balance sheets.  The notes are first and second mortgages with interest rates ranging from prime plus 2% to 8.5% fixed rate with periodic payments required prior to maturity.  The notes mature in the years from 2016 through 2022.  The proceeds of the notes were used by the skilled nursing facilities for construction costs, development costs incurred during construction, and working capital.

Note 11 - Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Weighted
	Average		December 31,
	Interest Rate	Maturities	2014	2013
Revolving Credit Facility, interest payable monthly	Variable, 0.9%	2015	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

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

The aggregate maturities of long-term debt for the five years subsequent to December 31, 2014 are as follows:

		Long-Term Debt
		(in thousands)
2015	$	−
2016		−
2017		−
2018		10,000
2019		−
Total		$10,000

Note 12 - Income Taxes

The provision for income taxes is comprised of the following components:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current Tax Provision
Federal	$30,235	$34,680	$29,147
State	3,095	5,588	4,010
	33,330	40,268	33,157
Deferred Tax Provision
Federal	(1,172)	(2,226)	892
State	(334)	(479)	132
	(1,506)	(2,705)	1,024
Income Tax Provision	$31,824	$37,563	$34,181

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows:

	December 31,
	2014	2013
	(in thousands)
Current deferred tax asset:
Allowance for doubtful accounts receivable	$2,138	$1,802
Accrued risk reserves	964	857
Accrued expenses	3,635	3,593
	6,737	6,252
Current deferred tax liability:
Unrealized gains on marketable securities	(39,958)	(29,120)
Other	(2,284)	(1,922)
	(42,242)	(31,042)
Net current deferred tax liability	$(35,505)	$(24,790)

Noncurrent deferred tax asset:
Unrealized gains on marketable securities	$(183)	$593
Financial reporting depreciation in excess of tax depreciation	7,191	5,872
Deferred gain on sale of assets (net)	(3,135)	(3,135)
Tax basis intangible asset in excess of financial reporting basis	(409)	127
Stock-based compensation	2,879	2,214
Long-term investments	(2,445)	(2,276)
Nonrefundable entrance fees	129	45
Refundable entrance fees	1,739	1,647
Obligation to provide future services	1,532	1,439
Accrued risk reserves, less current portion	2,295	3,040
Accrued expenses	2,910	2,502
Deferred revenue	6,197	6,096
Net noncurrent deferred tax asset	$18,700	$18,164

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Tax provision at federal statutory rate	$29,818	$35,762	$32,718

Increase (decrease) in income taxes
resulting from:
State, net of federal benefit	2,207	2,325	3,261
Nondeductible expenses	363	197	118
Insurance expense	27	35	39
Other, net	439	(258)	823
Unrecognized tax benefits	512	1,107	409
Expiration of statute of limitations	(1,542)	(1,605)	(3,187)
	2,006	1,801	1,463
Effective income tax expense	$31,824	$37,563	$34,181

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price.  During 2014, 2013 and 2012, $201,000, $(225,000), and $(267,000), respectively, attributable to the tax benefit of stock options exercised and restricted stock, was credited to additional paid-in capital.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2012	$9,926	$13,765	$2,479	$16,244
Additions based on tax positions related to the current year	−	1,695	185	1,880
Additions for tax positions of prior years	728	845	170	1,015
Reductions for statute of limitation expirations	(1,999)	(4,309)	(940)	(5,249)
Balance, December 31, 2012	8,655	11,996	1,894	13,890
Additions based on tax positions related to the current year	−	1,832	198	2,030
Additions for tax positions of prior years	2,120	1,427	641	2,068
Reductions for statute of limitation expirations	(2,177)	(2,802)	(661)	(3,463)
Balance, December 31, 2013	8,598	12,453	2,072	14,525
Additions based on tax positions related to the current year	−	2,008	216	2,224
Additions for tax positions of prior years	2,032	1,218	706	1,924
Reductions for statute of limitation expirations	(1,523)	(2,059)	(603)	(2,662)
Balance, December 31, 2014	$9,107	$13,620	$2,391	$16,011

During the year ended December 31, 2014, we have recognized a $2,059,000 decrease in unrecognized tax benefits (including $1,120,000 of temporary differences and $939,000 of permanent differences) and an accompanying $603,000 decrease of related interest and penalties due to the effect of statute of limitations lapse.  The favorable impact on our tax provision was $1,542,000 composed of $939,000 tax and $492,000 interest and penalties on permanent differences and $111,000 interest and penalties on temporary differences.

At December 31, 2014, we had $13,620,000 of unrecognized tax benefits, composed of $8,725,000 of deferred tax assets and $4,895,000 of permanent differences.  Accrued interest and penalties of $2,391,000 related to unrecognized tax benefits at December 31, 2014.  Unrecognized tax benefits of $4,895,000, net of federal benefit, at December 31, 2014, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,118,000 relate to these permanent differences at December 31, 2014.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning December 31, 2014, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,585,000, composed of temporary differences of $1,520,000, and permanent differences of $1,065,000.  Interest and penalties of $615,000 relate to these temporary and permanent difference changes within 12 months beginning December 31, 2014.

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

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.  Interest and penalties expense (benefit) was $319,000, $178,000 and ($585,000) for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2011 (with few state exceptions).  Currently, there are no U.S. federal and state returns under examination.

Note 13 - Stock Repurchase Program

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

On August 1, 2013, the Board of Directors of the Company authorized a stock repurchase program that allowed the Company to repurchase up to $25 million of its common stock over a one year period.  The program expired on July 31, 2014.  No repurchases of common stock were executed under this program.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan ("the 2005 Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  At December 31, 2014, 220,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan ("the 2010 Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  At December 31, 2014, 398,744 shares were available for future grants under the 2010 Plan.

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

Compensation expense is recognized only for the awards that ultimately vest.  Stock-based compensation totaled $2,021,000, $2,298,000, and $2,366,000, for the years ended December 31, 2014, 2013, and 2012, respectively.  The expense for the 2014 year consisted of $1,814,000 for stock options and $207,000 for restricted stock.  Stock-based compensation is included in salaries, wages and benefits in the consolidated statements of income.  Tax deductions for the options exercised and restricted stock vested totaled $697,000, $196,000, and $404,000 for the years ended December 31, 2014, 2013, and 2012, respectively.  The total intrinsic value of shares exercised during the year ended December 31, 2014 was $855,000.

At December 31, 2014, we had $2,005,000 of unrecognized compensation cost related to unvested stock-based compensation awards, which consisted of $1,933,000 for stock options and $72,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 1.2 years for stock options and 0.3 years for restricted stock.

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

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	0.52%	0.25%	0.28%
Expected volatility	17.3%	31.3%	38.8%
Expected life, in years	2.2 years	2.1 years	2.1 years
Expected dividend yield	2.68%	2.81%	2.91%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value
Options outstanding at January 1, 2012	1,482,077	$46.92	$	−
Options granted	63,516	44.28		−
Options exercised	(295,371)	45.41		−
Options cancelled	(115,620)	50.99		−
Options outstanding at December 31, 2012	1,134,602	46.75		−
Options granted	57,672	47.95		−
Options exercised	(19,722)	45.63		−
Options cancelled	(98,000)	51.11		−
Options outstanding at December 31, 2013	1,074,552	46.44		−
Options granted	57,716	53.10		−
Options exercised	(157,590)	45.97		−
Options cancelled	(20,000)	46.69		−
Options outstanding at December 31, 2014	954,678	$46.92		$15,202,000

Options exercisable at December 31, 2014	158,573	$48.06		$2,344,000

Options Outstanding December 31, 2014	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
909,678	$44.80 - $47.45	$46.62	1.3
45,000	$52.93	$52.93	4.3
954,678		$46.92	1.5

Restricted Stock

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested restricted shares at January 1, 2012	24,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Unvested restricted shares at December 31, 2012	18,000	34.46	–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Unvested restricted shares at December 31, 2013	12,000	34.46	−
Award shares granted	−	−	−
Award shares vested	6,000	34.46	−
Unvested restricted shares at December 31, 2014	6,000	$34.46	$170,000

The weighted average remaining contractual life of restricted stock at December 31, 2014 is 0.3 years.

Note 15 - Contingencies and Guarantees

Accrued Risk Reserves

We are self-insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $106,218,000 and $110,557,000 at December 31, 2014 and 2013, respectively.  The liability is included in accrued risk reserves in the consolidated balance sheets.  The amounts are subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

General and Professional Liability Insurance and Lawsuits

The long term care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2014, we and/or our managed centers are currently defendants in 34 such claims covering the years 2006 through December 31, 2014.

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

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly-owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005-2007, $9.0 million annual excess in the aggregate for years 2008-2010 and $4.0 million excess per occurrence for 2011-2014.

Beginning in 2008 and continuing through 2014, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly-owned captive insurance company.

Civil Investigation Demand

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

The Company is cooperating fully with these requests. Because we are in the early stages of these investigations, we are unable to evaluate the outcomes of these investigations.

Caris HealthCare, L.P. Lawsuit

On December 9, 2014, Caris Healthcare, L.P. (“Caris”), a business that specializes in hospice care services in Company-owned health care centers and in other settings in Missouri, Tennessee, South Carolina and Virginia, received notice from the U.S. Attorney’s Office for the Eastern District of Tennessee and the Attorney Generals’ Offices for the State of Tennessee and State of Virginia that those government entities were conducting an investigation regarding patient eligibility for hospice services provided by Caris.  We have a 75.1% non-controlling ownership interest in Caris.  We are cooperating with these government entities in connection with this investigation.  Because Caris and the Company are in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.

There is certain additional litigation incidental to our business, none of which, based upon information available to date, would be material to our financial position, results of operations, or cash flows.  In addition, the long-term care industry is continuously subject to scrutiny by governmental regulators, which could result in litigation or claims related to regulatory compliance matters.

Debt Guarantees

At December 31, 2014, no agreement to guarantee the debt of other parties exists.

Note 16 – Equity Method Investment in Caris HealthCare, L.P.

As of December 31, 2014, we have a 75.1% non-controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings.  The carrying value of our investment is $35,020,000 and $37,185,000 at December 31, 2014 and 2013, respectively.  The carrying amounts are included in investments in limited liability companies in the consolidated balance sheets.  The difference between the carrying value of our investment and our capital account balance in Caris is due to the additional limited partner ownership interest the Company acquired from current and former partners.  Summarized financial information of Caris for the years ended December 31, 2014, 2013, and 2012 is provided below.

	December 31,
	2014	2013	2012
	( in thousands)
Current assets	$20,922	$25,212	$30,731
Noncurrent assets	11,540	11,685	9,051
Liabilities	7,305	8,879	9,365
Partners’ capital	25,157	28,018	30,417
Revenue	51,441	58,918	59,422
Expenses	40,908	40,112	40,341
Net income	10,533	18,806	19,081

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

Note 17 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary.  The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE.  At December 31, 2014, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

In December 2010, we signed an operating agreement to lease Springfield Rehabilitation and Health Care Center, a 120-bed skilled nursing facility located in Springfield, Missouri.  The terms of the lease include a ten year lease and include five additional, five year lease options as well as a purchase option.  The operating lease agreement was established on the same date third party owners purchased the real estate of the 120-bed skilled nursing facility.  The third party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note.  The risks and rewards associated with the operations of the facility and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC.  At December 31, 2014 and 2013, the $4,500,000 mortgage note receivable from the third party owners is eliminated in our consolidated financial statements.  Land and buildings and improvements of $4,500,000 have been recorded in our consolidated financial statements, as well as the operations of the facility since December 1, 2010, because we are the primary beneficiary in the relationship.

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

Note 19 – Series B Junior Participating Preferred Stock

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

Note 20 - Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Operating Revenues	$210,531	$216,555	$218,223	$226,374
Income Before Non-Operating Income	16,988	16,083	14,736	20,204
Non-Operating Income	4,572	4,281	3,937	4,392
Net Income	13,229	12,511	12,829	14,800
Preferred Dividends	2,168	2,167	2,167	2,168
Net Income Available to Common Stockholders	11,061	10,344	10,662	12,632
Basic Earnings Per Share	0.80	0.75	0.77	0.92
Diluted Earnings Per Share	0.78	0.72	0.75	0.88

2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Operating Revenues	$194,378	$192,011	$195,772	$206,796
Income Before Non-Operating Income	15,996	17,001	19,265	19,819
Non-Operating Income	6,618	6,632	11,171	5,674
Net Income	13,805	14,342	19,877	16,589
Preferred Dividends	2,168	2,168	2,167	2,168
Net Income Available to Common Stockholders	11,637	12,174	17,710	14,421
Basic Earnings Per Share	0.84	0.88	1.28	1.04
Diluted Earnings Per Share	0.82	0.86	1.19	0.99

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2014, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).   We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework).  We have concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). National HealthCare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National HealthCare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National HealthCare Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 20, 2015

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2015 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information in our definitive 2015 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our definitive 2015 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2015 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our definitive 2015 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference (which will be filed within 120 days of the end of the fiscal year to which this report relates).

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)

(1)

Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)

Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance- Beginning of Period	Charged to Costs and Expenses		Charged to other Accounts	Deductions		Balance- End of Period
For the year ended December 31, 2012
Allowance for doubtful accounts	$3,713	$2,455	$	−	$3,002	(1)	$3,166
Accrued risk reserves	$98,732	$67,900	$	−	$56,301		$110,331

For the year ended December 31, 2013
Allowance for doubtful accounts	$3,166	$5,226	$	−	$3,420	(1)	$4,972
Accrued risk reserves	$110,331	$57,515	$	−	$57,289		$110,557

For the year ended December 31, 2014
Allowance for doubtful accounts	$4,972	$6,228	$	−	$5,462	(1)	$5,738
Accrued risk reserves	$110,557	$61,557	$	−	$65,896		$106,218

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

NATIONAL HEALTHCARE CORPORATION

Date: February 20, 2015	BY: /s/ Robert G. Adams
Robert G. Adams
Chairman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2015	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 20, 2015	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Accounting Officer)
(Principal Financial Officer)

Date: February 20, 2015	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 20, 2015	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 20, 2015	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: February 20, 2015	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 20, 2015	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Director

Date: February 20, 2015	/s/ Lawrence C. Tucker
Lawrence C. Tucker
Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2014
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Specifically incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.2	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

Exhibit No.	Description	Page No. or Location

4.3	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

10.1	Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-4 filed October 3, 1997

10.2	Form of Service Agreement by and between National Health Corporation and National HealthCare Corporation	Incorporated by reference to Exhibit 10.5.1 to the Registrant's registration statement on Form S-4 filed October 3, 1997

10.3	Amended and Restated Revolving Credit Note dated as of September 1, 1995 by and between National Health Corporation and National HealthCare L.P.	Incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-4 filed October 3, 1997

10.4	Amended and Restated Revolving Credit Agreement dated as of September 1, 1995 by and between National Health Corporation and National HealthCare L.P.	Incorporated by reference to Exhibit 10.8 to the Registrant's registration statement on Form S-4 filed October 3, 1997

10.5	Employee Stock Purchase Plan	Incorporated by reference to Exhibit A attached to Form S-4), Proxy Statement-Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

10.6	2004 Non-Qualified Stock Option Plan	Incorporated by reference to Appendix B to 2005 Proxy Statement filed on March 28, 2005

10.7	2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan	Incorporated by reference to Appendix A to 2005 Proxy Statement filed on March 28, 2005

10.8	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10-K filed March 16, 2006

Exhibit No.	Description	Page No. or Location

10.9	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10-K filed March 16, 2006

10.10	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10-K filed March 16, 2006

10.11	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10-K filed March 16, 2006

10.12	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10-K filed March 16, 2006

10.13	Credit Agreement, dated October 30, 2007, between National HealthCare Corporation and Bank of America, N.A	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on November 2, 2007

10.14	First Amendment to Credit Agreement dated October 28, 2008 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 17, 2008

10.15	Second Amendment to Credit Agreement dated October 27, 2009 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 27, 2009.

10.16	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

10.17	Amended NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Exhibit A to 2013 Proxy Statement filed April 2, 2013.

10.18	Third Amendment to Credit Agreement dated October 26, 2010 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 26, 2010

Exhibit No.	Description	Page No. or Location

10.19	Fourth Amendment to Credit Agreement dated October 25, 2011 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 25, 2011

10.20	Fifth Amendment to Credit Agreement dated October 24, 2012 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 25, 2012

10.21	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10-Q filed on November 5, 2013

10.22	Agreement to Lease between NHI-REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co-Tenants	Incorporated by reference to Exhibit 10.4 of National HealthCare Corporation's Form 10-Q filed on November 5, 2013

10.23	Sixth Amendment to Credit Agreement dated October 23, 2013 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 23, 2013

10.24	Amended and Restated Amendment No. 6 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10-Q filed on November 5, 2013

10.25	Amendment No. 7 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's Form 10-Q filed on November 5, 2013

10.26	Seventh Amendment to Credit Agreement dated October 22, 2014 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 23, 2014

Exhibit No.	Description	Page No. or Location

10.27

Contribution Agreement dated December 29, 2011 between National HealthCare Corporation and Caris HealthCare, L.P. pursuant to which NHC acquired a 7.5% interest in Caris from McRae in exchange for $7,500,000

Filed herewith

10.28

Assignment of membership interest in Solaris Hospice, LLC dated December 29, 2011 and effective on January 1, 2012, whereby NHC assigned its membership interest to Caris in exchange for an additional 2.7% limited partnership interest in Caris.

Filed herewith

10.29	Stock Purchase Agreement dated August 9, 2010, between The 1818 Fund II, L.P. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.0 to National HealthCare Corporation's current report on Form 8-K filed on August 10, 2010

10.30	Purchase and Sale Agreement and Extension of Master Lease dated December 26, 2012 between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.29 to National HealthCare Corporation's annual report on Form 10-K filed on February 21, 2014

14	Code of Ethics of National HealthCare Corporation	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133-1398 Telephone (615) 890-2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

Exhibit No.	Description

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.