Form 10-Q
period 2015-03-31
NATIONAL HEALTHCARE CORP
filed 2015-05-08
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

14,218,860 shares of common stock of the registrant were outstanding as of May 6, 2015.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2015	2014
Revenues:
Net patient revenues	$212,061	$199,769
Other revenues	10,346	10,762
Net operating revenues	222,407	210,531

Cost and Expenses:
Salaries, wages and benefits	125,716	119,725
Other operating	59,747	55,742
Facility rent	9,985	9,886
Depreciation and amortization	8,933	7,900
Interest	590	290
Total costs and expenses	204,971	193,543

Income Before Non–Operating Income	17,436	16,988
Non–Operating Income	4,222	4,572

Income Before Income Taxes	21,658	21,560
Income Tax Provision	(8,416)	(8,331)
Net Income	13,242	13,229

Dividends to Preferred Stockholders	(2,168)	(2,168)

Net Income Available to Common Stockholders	$11,074	$11,061

Earnings Per Common Share:
Basic	$0.80	$0.80
Diluted	$0.77	$0.78

Weighted Average Common Shares Outstanding:
Basic	13,761,561	13,843,190
Diluted	14,289,800	14,170,453

Dividends Declared Per Common Share	$0.34	$0.32

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended March 31
	2015	2014

Net Income	$13,242	$13,229

Other Comprehensive Income:
Unrealized gains on investments in marketable securities	3,987	9,598
Reclassification adjustment for realized gains on sale of securities	(341)	(136)
Income tax expense related to items of other comprehensive income	(1,366)	(3,650)
Other comprehensive income, net of tax	2,280	5,812

Comprehensive Income	$15,522	$19,041

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	March 31, 2015	December 31, 2014
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$78,211	$69,767
Restricted cash and cash equivalents	17,366	7,020
Marketable securities	134,795	132,535
Restricted marketable securities	9,510	19,805
Accounts receivable, less allowance for doubtful accounts of $6,229 and $5,738, respectively	81,570	78,843
Inventories	7,113	7,127
Prepaid expenses and other assets	3,118	2,260
Notes receivable, current portion	464	441
Federal income tax receivable	-	4,727
Total current assets	332,147	322,525

Property and Equipment:
Property and equipment, at cost	834,336	821,792
Accumulated depreciation and amortization	(315,945)	(307,048)
Net property and equipment	518,391	514,744

Other Assets:
Restricted cash and cash equivalents	3,631	3,631
Restricted marketable securities	143,499	138,468
Deposits and other assets	8,345	8,791
Goodwill	17,600	17,600
Notes receivable, less current portion	12,453	12,548
Deferred income taxes	20,180	18,700
Investments in limited liability companies	35,607	37,116
Total other assets	241,315	236,854
Total assets	$1,091,853	$1,074,123

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$20,716	$15,877
Capital lease obligations, current portion	3,135	3,088
Accrued payroll	45,673	59,859
Amounts due to third party payors	24,433	22,931
Accrued risk reserves, current portion	26,876	26,825
Deferred income taxes	36,058	35,506
Other current liabilities	16,496	12,472
Dividends payable	7,043	7,000
Total current liabilities	180,430	183,558

Long–term debt	10,000	10,000
Capital lease obligations, less current portion	32,706	33,508
Accrued risk reserves, less current portion	84,024	79,393
Refundable entrance fees	10,159	10,219
Obligation to provide future services	3,927	3,927
Other noncurrent liabilities	16,815	16,011
Deferred revenue	5,392	3,359

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,836,659 issued and outstanding; stated at liquidation value of $15.75 per share	170,494	170,494
Common stock, $.01 par value; 30,000,000 shares authorized; 14,218,760 and 14,110,859 shares, respectively, issued and outstanding	141	140
Capital in excess of par value	160,696	154,965
Retained earnings	350,181	343,941
Accumulated other comprehensive income	66,888	64,608
Total stockholders’ equity	748,400	734,148
Total liabilities and stockholders’ equity	$1,091,853	$1,074,123

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31
	2015	2014
Cash Flows From Operating Activities:
Net income	$13,242	$13,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,933	7,900
Provision for doubtful accounts receivable	1,981	1,503
Equity in earnings of unconsolidated investments	(1,119)	(1,913)
Distributions from unconsolidated investments	2,951	5,317
Gains on sale of restricted marketable securities	(341)	(136)
Deferred income taxes	(2,294)	(1,868)
Stock–based compensation	478	482
Changes in operating assets & liabilities:
Restricted cash and cash equivalents	(2,328)	1,285
Accounts receivable	(4,708)	(2,941)
Income tax receivable	4,727	–
Inventories	14	(114)
Prepaid expenses	(854)	(1,769)
Trade accounts payable	4,839	4,923
Accrued payroll	(14,186)	(22,783)
Amounts due to third party payors	1,502	889
Other current liabilities and accrued risk reserves	8,707	8,123
Other noncurrent liabilities	804	646
Deferred revenue	2,033	2,375
Net cash provided by operating activities	24,381	15,148
Cash Flows From Investing Activities:
Additions to property and equipment	(12,580)	(9,271)
Investments in unconsolidated limited liability companies	(323)	(706)
Investments in notes receivable	(42)	(767)
Collections of notes receivable	114	32
Change in restricted cash and cash equivalents	(8,018)	(4,519)
Purchase of restricted marketable securities	(8,417)	(21,382)
Sale of restricted marketable securities	15,408	24,453
Net cash used in investing activities	(13,858)	(12,160)
Cash Flows From Financing Activities:
Tax benefit from stock–based compensation	218	108
Principal payments under capital lease obligations	(755)	(238)
Dividends paid to preferred stockholders	(2,168)	(2,168)
Dividends paid to common stockholders	(4,792)	(4,496)
Issuance of common shares	5,036	6,476
Entrance fee (refunds) deposits	(60)	467
Change in deposits	442	(705)
Net cash used in financing activities	(2,079)	(556)
Net Increase in Cash and Cash Equivalents	8,444	2,432
Cash and Cash Equivalents, Beginning of Period	69,767	81,705
Cash and Cash Equivalents, End of Period	$78,211	$84,137

Supplemental disclosure of non-cash investing and financing activities:
Buildings, personal property, and obligations recorded under capital lease agreements	$-	$39,032

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	10,837,665	$170,510	14,078,028	$140	$153,061	$318,216	$46,185	$688,112
Net income	–	–	–	–	–	13,229	–	13,229
Other comprehensive income	–	–	–	–	–	–	5,812	5,812
Stock–based compensation	–	–	–	–	482	–	–	482
Tax benefit from exercise of stock options	–	–	–	–	108	–	–	108
Shares sold – options exercised	–	–	141,706	1	6,475	–	–	6,476
Shares issued in conversion of preferred stock to common stock	(165)	(3)	39	–	3	–	–	–
Dividends declared to preferred stockholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common stockholders ($0.32 per share)	–	–	–	–	–	(4,550)	–	(4,550)
Balance at March 31, 2014	10,837,500	$170,507	14,219,773	$141	$160,129	$324,727	$51,997	$707,501

Balance at January 1, 2015	10,836,659	$170,494	14,110,859	$140	$154,965	$343,941	$64,608	$734,148
Net income	–	–	–	–	–	13,242	–	13,242
Other comprehensive income	–	–	–	–	–	–	2,280	2,280
Stock–based compensation	–	–	–	–	478	–	–	478
Tax benefit from exercise of stock options	–	–	–	–	218	–	–	218
Shares sold – options exercised	–	–	107,901	1	5,035	–	–	5,036
Dividends declared to preferred stockholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common stockholders ($0.34 per share)	–	–	–	–	–	(4,834)	–	(4,834)
Balance at March 31, 2015	10,836,659	$170,494	14,218,760	$141	$160,696	$350,181	$66,888	$748,400

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 74 long-term care centers with a total of 9,357 licensed beds, 18 assisted living facilities, five independent living facilities, and 36 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all of our significant accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with limited need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited December 31, 2014 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.  Our audited December 31, 2014 consolidated financial statements are available at our web site: www.nhccare.com.

Basis of Presentation

The unaudited interim condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of NHC.  All significant intercompany transactions and balances have been eliminated in consolidation.  We assume that users of these interim financial statements have read or have access to the audited December 31, 2014 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

Revenue Recognition – Third Party Payors

Approximately 65% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $24,433,000 and

$22,931,000 as of March 31, 2015 and December 31, 2014, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items.  Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, which were $7,031,000 and $8,517,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Accrued Risk Reserves

We are principally self–insured for risks related to workers’ compensation insurance and professional and general liability claims.  Our accrued risk reserves primarily represent the accrual for self–insured risks associated with workers’ compensation insurance and professional and general liability claims.  The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims.  Our policy is to engage an external, independent actuary to assist in estimating our exposure for claims obligations (for both asserted and unasserted claims).  We reassess our accrued risk reserves on a quarterly basis.

Professional liability remains an area of particular concern to us.  The long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of March 31, 2015, we and/or our managed centers are defendants in 37 such claims inclusive of years 2005 through March 31, 2015.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We are principally self-insured for incidents occurring in all centers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fee

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of March 31, 2015 and December 31, 2014 were $10,159,000 and $10,219,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  As of March 31, 2015 and December 31, 2014, we have recorded a future service obligation in the amount of $3,927,000.

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National, the non-refundable portion (10%) of CCRC entrance fees being amortized over the remaining life expectancies of the residents, and premiums received within our workers’ compensation and professional liability companies that are not yet earned.

New Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02 “Amendments to the Consolidation Analysis”. This update is in response to stakeholders that have expressed concerns that current generally accepted accounting principles (“GAAP”) might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. Thus, the update modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. It eliminates the presumption that a general partner should consolidate a limited partnership, for limited partnerships and similar legal entities that qualify as voting interest entities; a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. Finally, it requires consideration of the effects of fee arrangements and related parties on the primary beneficiary determination.  The amendments in this update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.  The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”. This update is the result of a collaborative effort by the FASB and the International Accounting Standards Board to simplify revenue recognition guidance, remove inconsistencies in the application of revenue recognition, and to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The FASB is amending the Accounting Standards Codification and creating a new Topic 606, “Revenue from Contracts with Customers”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements and control framework.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This standard changes the requirements for reporting discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The standard limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.  The standard is effective on a prospective basis for annual periods beginning on January 1, 2015.   This standard did not have a material impact on our interim condensed consolidated financial statements.

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

Other revenues include the following:

	Three Months Ended March 31
(in thousands)	2015	2014
Management and accounting services fees	$3,504	$3,982
Rental income	4,802	4,768
Insurance services	1,707	1,773
Other	333	239
	$10,346	$10,762

Management Fees from National

We manage five skilled nursing facilities owned by National Health Corporation ("National").  For the three months ended March 31, 2015 and 2014, we recognized management fees and interest on management fees of $934,000 and $925,000 from these centers, respectively.

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

Management Fees from Other Healthcare Centers

In February 2014, we assumed management of a 121-bed skilled nursing facility located in Des Peres, Missouri.  In June 2014, we began managing a 75-unit assisted living facility located in Augusta, Georgia.  As of March 31, 2015, we provide management services to six healthcare centers (other than the five National centers) operated by third party owners.  For the three months ended March 31, 2015, we recognized management fees of $552,000 from these six centers.  For the three months ended March 31, 2014, we recognized management fees of $537,000 from five healthcare centers operated by third party owners.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 are $1,010,000 and $1,096,000, respectively.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 are $697,000 and $677,000, respectively.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

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

	Three Months Ended March 31
(in thousands)	2015	2014
Equity in earnings of unconsolidated investments	$1,119	$1,913
Dividends and other net realized gains and losses on sales of securities	1,876	1,526
Interest income	1,227	1,133
	$4,222	$4,572

Note 5 – Long-Term Leases

Capital Leases

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(4,252)	(3,271)
	$34,780	$35,761

Operating Leases

At March 31, 2015, NHC leases from NHI the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements.  Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year.  Total facility rent expense to NHI was $9,178,000 and $9,133,000 for the three months ended March 31, 2015 and 2014, respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at March 31, 2015 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2016	$34,200	$5,200
2017	34,200	5,200
2018	34,200	5,200
2019	34,200	5,200
2020	34,200	5,200
Thereafter	236,600	20,367
Total minimum lease payments	$407,600	$46,367
Less: Amounts representing interest		(10,526)
Present value of minimum lease payments		35,841
Less: Current portion		(3,135)
Long-term capital lease obligations		$32,706

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

	Three Months Ended March 31
(in thousands, except for share and per share amounts)	2015	2014
Basic:
Weighted average common shares outstanding	13,761,561	13,843,190
Net income	$13,242	$13,229
Dividends to preferred stockholders	2,168	2,168
Net income available to common stockholders	$11,074	$11,061
Earnings per common share, basic	$0.80	$0.80

Diluted:
Weighted average common shares outstanding	13,761,561	13,843,190
Dilutive effect of stock options	153,557	44,457
Dilutive effect of restricted stock	4,732	6,348
Dilutive effect of contingent issuable stock	369,950	276,458
Assumed average common shares outstanding	14,289,800	14,170,453

Net income available to common stockholders	$11,074	$11,061
Earnings per common share, diluted	$0.77	$0.78

In the above table, options to purchase 11,623 and 13,300 shares of our common stock have been excluded for the three months ended March 31, 2015 and 2014, respectively, due to their anti–dilutive impact.  We have also excluded 2,622,905 and 2,623,109 of common shares issuable upon the conversion of preferred stock for the three months ended March 31, 2015 and 2014, respectively, due to their anti-dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following:

	March 31, 2015		December 31, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$134,795	$30,176	$132,535
Restricted investments available for sale:
Corporate debt securities	65,803	66,887	68,594	68,916
Commercial mortgage–backed securities	59,353	59,711	63,351	63,252
U.S. Treasury securities	15,860	16,070	14,623	14,728
State and municipal securities	9,977	10,341	11,074	11,377
	$181,169	$287,804	$187,818	$290,808

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2015			December 31, 2014
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$115,792	1,630,642	$24,734	$114,080

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	March 31, 2015		December 31, 2014
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$12,306	$12,391	$11,161	$11,190
1 to 5 years	82,130	83,104	83,542	84,028
6 to 10 years	56,557	57,514	58,863	58,872
Over 10 years	-	-	4,076	4,183
	$150,993	$153,009	$157,642	$158,273

Gross unrealized gains related to available for sale securities are $106,864,000 and $103,814,000 as of March 31, 2015 and December 31, 2014, respectively.  Gross unrealized losses related to available for sale securities are $229,000 and $824,000 as of March 31, 2015 and December 31, 2014, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  As a result, the Company recognized no other-than-temporary impairment during the three months ended March 31, 2015 or the year ended December 31, 2014.

Proceeds from the sale of investments in restricted marketable securities during the three months ended March 31, 2015 and 2014 were $15,408,000 and $24,453,000, respectively.  Investment gains of $341,000 and $136,000 were realized on these sales during the three months ended March 31, 2015 and 2014, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of March 31, 2015.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2015.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At March 31, 2015, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at March 31, 2015 and December 31, 2014 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2015	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$78,211	$78,211	$–	$–
Restricted cash and cash equivalents	20,997	20,997	–	–
Marketable equity securities	134,795	134,795	–	–
Corporate debt securities	66,887	35,007	31,880	–
Commercial mortgage–backed securities	59,711	–	59,711	–
U.S. Treasury securities	16,070	16,070	–	–
State and municipal securities	10,341	2,235	8,106	–
Total financial assets	$387,012	$287,315	$99,697	$–

	Fair Value Measurements Using
December 31, 2014	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$69,767	$69,767	$–	$–
Restricted cash and cash equivalents	10,651	10,651	–	–
Marketable equity securities	132,535	132,535	–	–
Corporate debt securities	68,916	39,909	29,007	–
Commercial mortgage–backed securities	63,252	–	63,252	–
U.S. Treasury securities	14,728	14,728	–	–
State and municipal securities	11,377	2,216	9,161	–
Total financial assets	$371,226	$269,806	$101,420	$–

Note 9 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	March 31, 2015	December 31, 2014
	Variable		(dollars in thousands)
Revolving Credit Facility, interest payable monthly	0.9%	2015	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

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

Note 11 - Stock Repurchase Program

On May 7, 2015 the Board of Directors authorized two new stock repurchase programs, one that will allow for repurchase of up to $25 million of its common stock and one that will allow for the repurchase of up to $25 million of its preferred stock.  Both of the stock purchase plans expire on August 31, 2016.  These stock purchase plans replace the stock purchase plan previously approved by the Board of Directors on August 5, 2014.

Under the common stock repurchase program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations.  Under the preferred stock repurchase program, the Company may repurchase its preferred stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations.  The Company’s repurchases may be executed using open market purchases, privately negotiated agreements or other transactions.  The Company intends to fund repurchases under the new stock repurchase programs from cash on hand, available borrowings or proceeds from potential debt or other capital market sources. The stock repurchase programs may be suspended or discontinued at any time without prior notice.  The Company will provide an update regarding any purchases made pursuant to the stock repurchase programs each time it reports its results of operations.

On August 11, 2014, under the previous stock purchase plan, the Company repurchased 125,000 shares of its common stock for a total cost of $6,995,000.  The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  At March 31, 2015, 220,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  The shares granted during the three months ended March 31, 2015 consisted of 11,623 shares through the Employee Stock Purchase Plan.  At March 31, 2015, 387,121 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $478,000 and $482,000 for the three months ended March 31, 2015 and 2014, respectively.  At March 31, 2015, we had $1,571,000 of unrecognized compensation cost related to unvested stock–based compensation awards, which consisted of $1,550,000 for stock options and $21,000 for restricted stock.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 0.9 years for stock options and 0.1 years for restricted stock.  Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2015 and for the year ended December 31, 2014.

	2015	2014
Risk–free interest rate	0.25%	0.52%
Expected volatility	17.8%	17.3%
Expected life, in years	1.0 year	2.2 years
Expected dividend yield	2.37%	2.68%

The following table summarizes our outstanding stock options for the three months ended March 31, 2015 and for the year ended December 31, 2014.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	1,074,552	$46.44	$–
Options granted	57,716	53.10	–
Options exercised	(157,590)	45.97	–
Options cancelled	(20,000)	46.69	–
Options outstanding at December 31, 2014	954,678	46.92	–
Options granted	11,623	62.34	–
Options exercised	(107,901)	46.68	–
Options outstanding at March 31, 2015	858,400	$47.16	$14,210,000

Options exercisable at March 31, 2015	157,263	$48.07	$2,459,000

Options Outstanding March 31, 2015	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
801,777	$44.80 - $47.45	$46.61	1.1
56,623	$52.93 - $62.34	54.86	3.4
858,400		$47.16	1.3

Restricted Stock

The following table summarizes our restricted stock activity for the three months ended March 31, 2015 and for the year ended December 31, 2014.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non–vested restricted shares at January 1, 2014	12,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at December 31, 2014	6,000	34.46	–
Award shares granted	–	–	–
Award shares vested	–	–	–
Non–vested restricted shares at March 31, 2015	6,000	$34.46	$176,000

The weighted average remaining contractual life of restricted stock at March 31, 2015 is 0.1 years.

Note 13 – Income Taxes

The income tax provision for the three months ended March 31, 2015 is $8,416,000 (an effective income tax rate of 38.9%).  The income tax provision and effective tax rate for the three months ended March 31, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $209,000 and permanent differences including nondeductible expenses of $23,000 resulting in an increase in the provision.  The income tax provision for the three months ended March 31, 2014 was $8,331,000 (an effective income tax rate of 38.6%).  The income tax provision and effective tax rate for the three months ended March 31, 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $189,000 and permanent differences including nondeductible expenses of $27,000 resulting in an increase in the provision.

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

At March 31, 2015, we had $14,183,000 of unrecognized tax benefits, composed of $9,288,000 of deferred tax assets and $4,895,000 of permanent differences.  Accrued interest and penalties of $2,632,000 relate to unrecognized tax benefits at March 31, 2015.  Unrecognized tax benefits of $4,895,000 net of federal benefit, at March 31, 2015, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,352,000 relate to these permanent differences at March 31, 2015.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning April 1, 2015, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,274,000, composed of temporary differences of $1,209,000, and permanent tax differences of $1,065,000.  Interest and penalties of $608,000 relate to these temporary and permanent difference changes within 12 months beginning March 31, 2015.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2011 (with certain state exceptions). Currently, there are no U.S. federal or state returns under examination.

Note 14 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $110,900,000 and $106,218,000 at March 31, 2015 and December 31, 2014, respectively.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

As a result of the terms of our insurance policies and our use of wholly–owned limited purpose insurance companies, we have retained significant insurance risk with respect to workers’ compensation and general and professional liability.  We consider the professional services of independent actuaries to assist us in estimating our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations.  Such estimates are based on many variables including historical and statistical information and other factors.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of March 31, 2015, we and/or our managed centers are currently defendants in 37 such claims.

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

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly–owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005–2007, $9.0 million annual excess in the aggregate for years 2008–2010 and $4.0 million excess per occurrence for 2011–2015.

Beginning in 2008 and continuing through March 31, 2015, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

Caris HealthCare, L.P. Lawsuit

On December 9, 2014, Caris, a business that specializes in hospice care services in Company-owned health care centers and in other settings, received notice from the U.S. Attorney’s Office for the Eastern District of Tennessee and the Attorney Generals’ Offices for the State of Tennessee and State of Virginia that those government entities were conducting an investigation regarding patient eligibility for hospice services provided by Caris.  We have a 75.1% non-controlling ownership interest in Caris.  We are cooperating with these government entities in connection with this investigation.  Because Caris is in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.

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

Financing Commitment

On May 7, 2015, the Board of Directors amended the line of credit agreement the Company has with National.  Under the previous line of credit agreement, the maximum loan commitment was $2,000,000.  Effective May 7, 2015, the maximum loan commitment has been increased to $7,000,000.  The increased commitment amount will remain in effect until December 31, 2015.  On January 1, 2016, the maximum loan commitment amount will revert back to $2,000,000.  The final maturity of the line of credit agreement remains January 20, 2018 and the interest rate on the outstanding balance remains prime plus one percent.  At March 31, 2015, National did not have an outstanding balance on the line of credit.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 74 long-term care centers with a total of 9,357 licensed beds, 18 assisted living facilities, five independent living facilities, and 36 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.

Occupancy

Occupancy, or census, in our skilled nursing facilities is a primary area of management focus.  For the three months ended March 31, 2015, the total census at our owned and leased skilled nursing facilities averaged 90.3%, compared to an average of 89.2% for the same period a year ago.

The number of skilled nursing facilities in the United States has been declining for several years.  Despite this decline in inventory, occupancy levels for skilled nursing facilities have also seen a steady decline during this period.  We believe the steady decline of occupancy has been caused by the following factors:  (1) a combination of Federal and State initiatives have led to government programs aggressively shifting more patients to home and community-based services; (2) an increased availability of continuing care retirement communities, assisted living and memory care facilities and other senior living options; and (3) a shorter average length of stay for skilled nursing patients.  To monitor our census, we have developed budgets and created programs to assess facility availabilities within certain regions.  We also continue to develop and enhance our relationships with the various payor sources and local referral sources in the communities in which we operate.

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

Type of Operation	Description	Size	Location	Placed in Service
SNF/AL	Leased	120 beds / 52 units	Independence, MO	March, 2014
SNF	Leased	70 beds	Independence, MO	March, 2014
SNF/AL	Leased	130 beds / 52 units	St. Peters, MO	March, 2014
AL	Partnership	83 units	Augusta, GA	June, 2014
Psychiatric Hospital	Partnership	14 beds	Osage Beach, MO	June, 2014
SNF	New Facility	52 beds	Kingsport, TN	December,2014
SNF/AL	New Facility	92 beds/60 Units	Gallatin, TN	April, 2015
Memory Care	Partnership	60 beds	St. Peters, MO	Under construction
SNF/AL	New Facility	90 beds / 80 Units	Nashville, TN	Under construction

For the projects under construction at March 31, 2015, the 60-bed memory care facility located in St. Peters, Missouri is expected to begin operations during the first quarter of 2016 (we have a 25% ownership interest in this partnership and a management agreement to manage the facility) and the 90-bed skilled nursing facility and 80-unit assisted living facility located in Nashville, Tennessee is expected to begin operations in the second or third quarter of 2016.

Construction on both a 76-unit assisted living community in Bluffton, South Carolina and an 80-unit assisted living community in Garden City, South Carolina are scheduled to begin during the second quarter of 2015.

During the third quarter of 2015, we anticipate beginning construction on a replacement center (SNF) that will combine the 92 beds of NHC Hillview in Columbia, Tennessee with 20 beds from the existing skilled nursing unit at Maury Regional Medical Center.  The resulting replacement center will be a partnership between NHC and Maury Regional Medical Center.

During 2015, we plan to apply for Certificates of Need for additional beds in certain of our markets.  We also will evaluate the feasibility of expansion into new markets by building private pay health care centers or assisted living communities.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $110,900,000 at March 31, 2015 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There were no significant changes during the three month period ended March 31, 2015 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2014 Annual Report on Form 10–K filed with the SEC.

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

For the first three months of 2015, our average Medicare per diem rate for skilled nursing facilities increased 0.3% compared to the same period in 2014.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2014 and for the fiscal year 2015, the state of Tennessee implemented individual skilled nursing facility rate changes.  With new state legislation being passed for the 2015 fiscal year, there are four components that impact Tennessee Medicaid reimbursement for skilled nursing facilities:  a Level I or Level II per diem, a quarterly acuity payment, a quarterly Quality Improvement in Long-Term Services and Supports ("QuILTSS") payment (which are incentives based on qualifying criteria in several categories), and an assessment fee (expense).  Effective July 1, 2014, each facility will now be charged an assessment fee based on 4.5% of net patient revenues.  The assessment fee is replacing the former bed tax fee.  In summary and for the 2015 fiscal year, we expect the Tennessee Medicaid reimbursement changes to increase income before income taxes by approximately $1,200,000 to $2,000,000 annually, or $300,000 to $500,000 per quarter.

Effective October 1, 2014 and for the fiscal year 2015, South Carolina implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning October 1, 2014 will be approximately $1,800,000 annually, or $450,000 per quarter.

For the first three months of 2015, our average Medicaid per diem increased 1.2% compared to the same period in 2014. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Results for the three month period ended March 31, 2015 include a 5.6% increase in net operating revenues and a 0.5% increase in income before income taxes compared to the same period in 2014.  Excluding the operating losses from the newly constructed or leased skilled nursing facilities place in service less than twelve months ago, income before income taxes for the quarter ended March 31, 2015 would have increased 6.8% compared to the same period in 2014.

The total census at owned and leased skilled nursing facilities for the quarter averaged 90.3% compared to an average of 89.2% for the same quarter a year ago.

Medicare per diem rates at our owned and leased skilled nursing facilities increased 0.3% while managed care per diem rates decreased 0.6%, compared to the quarter a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 1.2% and 2.1%, respectively, compared to the quarter a year ago.  Overall, the composite skilled nursing per diem at our owned and leased skilled nursing facilities increased 2.5% compared to the quarter a year ago.

Net patient revenues increased $12,292,000, or 6.2%, compared to the same period last year.  The majority of the increase in net patient revenues consists of the four newly operated skilled nursing facilities compared to the quarter a year ago (three in Missouri and one in Tennessee).  These newly operated facilities helped increase net patient revenues $6,659,000.  We also had an increase in net patient revenues from our same facility skilled nursing centers in the amount of $4,665,000 compared to the quarter a year ago.

Other revenues decreased $416,000, or 3.9%, in the 2015 three month period to $10,346,000 from $10,762,000 in the 2014 three–month period, as further detailed in Note 3 to our interim condensed consolidated financial statements.  The decrease in other revenues is primarily due to decreased accounting services fees.  Effective October 1, 2014, the Company is no longer providing accounting and financial services to seven healthcare facilities.  We expect other revenues in the consolidated statements of income to decrease by approximately $350,000 per quarter from the discontinuation of these services.  At March 31, 2015 and 2014, we provided accounting and financial services to 20 and 27 healthcare facilities, respectively.

Total costs and expenses for the first quarter of 2015 compared to the first quarter of 2014 increased $11,428,000, or 5.9%, to $204,971,000 from $193,543,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $5,991,000, or 5.0%, to $125,716,000 from $119,725,000.  Other operating expenses increased $4,005,000, or 7.2%, to $59,747,000 for the 2015 period compared to $55,742,000 for the 2014 period.  Facility rent expense increased $99,000 to $9,985,000.  Depreciation and amortization increased $1,033,000 to $8,933,000.  Interest expense increased $300,000 to $590,000.

Salaries, wages and benefits as a percentage of net operating revenue was 56.6% compared to 56.9% for the three months ended March 31, 2015 and 2014, respectively.  The increase in salaries, wages and benefits is primarily due to the new operations of the four skilled nursing facilities compared to the quarter a year ago ($3,368,000).  We also had increased costs for therapist services of $2,612,000 and inflationary wage increases for our partners.

Other operating expenses as a percentage of net operating revenue was 26.9% compared to 26.5% for the three months ended March 31, 2015 and 2014, respectively.  The increase in other operating expenses for the current quarter was due to the new operations of the four skilled nursing facilities compared to the quarter a year ago ($3,475,000).

The increase in depreciation expense is due to the new operations of the four skilled nursing facilities and the increase in interest expense is due to the capital leases recorded for the three Missouri healthcare facilities we began operating on March 1, 2014.

Non–operating income decreased by $350,000 to $4,222,000 in the first quarter of 2015 in comparison to $4,572,000 for the first quarter of 2014, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The decrease in non-operating income is primarily from our equity method investment in Caris, a hospice provider, which decreased $621,000 in comparison to the quarter a year ago.  The Caris earnings decrease is partially offset by increased investment earnings.

The income tax provision for the three months ended March 31, 2015 is $8,416,000 (an effective income tax rate of 38.9%).  The income tax provision and effective tax rate for the three months ended March 31, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $209,000 and permanent differences including nondeductible expenses of $23,000 resulting in an increase in the provision.  The income tax provision for the three months ended March 31, 2014 was $8,331,000 (an effective income tax rate of 38.6%).  The income tax provision and effective tax rate for the three months ended March 31, 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $189,000 and permanent differences including nondeductible expenses of $27,000 resulting in an increase in the provision.

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

	Three Months Ended March 31		Three Month Change
	2015	2014	$	%
Cash and cash equivalents at beginning of period	$69,767	$81,705	$(11,938)	(14.6)%

Cash provided by operating activities	24,381	15,148	9,233	61.0%

Cash used in investing activities	(13,858)	(12,160)	(1,698)	(14.0)%

Cash used in financing activities	(2,079)	(556)	(1,523)	(273.9)%

Cash and cash equivalents at end of period	$78,211	$84,137	$(5,926)	(7.0)%

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 was $24,381,000, as compared to $15,148,000 in the same period last year.  Cash provided by operating activities consisted of net income of $13,242,000, adjustments for non–cash items of $9,098,000, cash distributions in excess of earnings from equity method investments of $1,832,000, and cash provided by working capital of $550,000.  There were also gains on the sale of restricted marketable securities ($341,000) that offset against the positive operating cash flow items stated above.

Cash provided by working capital primarily consisted of an increase in our accrued risk reserves, other current liabilities, and accounts payable. We also had a decrease in accrued payroll and an increase in accounts receivables.  The majority of the decrease in accrued payroll is due to the timing and payments of incentive compensation related to the 2014 year.

Investing Activities

Cash used in investing activities totaled $13,858,000 and $12,160,000 for the three months ended March 31, 2015 and 2014, respectively.  Cash used for property and equipment additions was $12,580,000 for the three months ended March 31, 2015 and $9,271,000 in the comparable period in 2014.  The Company made investments in unconsolidated partnerships in the amount of $323,000 and $706,000 for the three months ended March 31, 2015 and 2014, respectively.  Purchases and sales of restricted marketable securities (including the use of restricted cash and cash equivalents) resulted in a net use of cash of $1,027,000 for the 2015 period compared to $1,448,000 for the 2014 period.

In 2015, construction costs included in additions to property and equipment include $1,899,000 for the continued construction of the 92-bed skilled nursing facility and 60-unit assisted living facility in Gallatin, Tennessee and $5,211,000 for the initial phase of construction on the 90-bed skilled nursing facility and 80-unit assisted living facility located in Nashville, Tennessee.

Financing Activities

Net cash used in financing activities totaled $2,079,000 and $556,000 for the three months ended March 31, 2015 and 2014, respectively.  Cash used for dividend payments to common and preferred stockholders totaled $6,960,000 in the current year period compared to $6,664,000 for the same period a year ago.  In the current period, $5,036,000 was provided by the issuance of common stock compared to $6,476,000 in the prior year period.

Table of Contractual Obligations

Our contractual obligations for periods subsequent to March 31, 2015 are as follows (in thousands):

	Total		1 year	2–3 Years		4–5 Years		After 5 Years
Long–term debt – principal	$10,000	$	−	$10,000	$	−	$	−
Long–term debt – interest	759		276	483		−		−
Operating leases	407,600		34,200	68,400		68,400		236,600
Construction obligations	19,921		19,921	−		−		−
Capital lease obligations	46,367		5,200	10,400		10,400		20,367
Total contractual cash obligations	$484,647		$59,597	$89,283		$78,800		$256,967

Other noncurrent liabilities for uncertain tax positions of $4,895,000, attributable to permanent differences, at March 31, 2015 have not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 13 of the interim condensed consolidated financial statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $78,211,000 at March 31, 2015, marketable securities of $134,795,000 at March 31, 2015, and as needed our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.  We currently do not have any funds drawn against our revolving credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

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

We are cooperating with these government entities in connection with this investigation.  Because Caris is in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.

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

•

demographic changes.

See the notes to the quarterly financial statements, and “Item 1.  Business” in our 2014 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  This may be found on our web site at www.nhccare.com.  You should carefully consider these risks before making any investment in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At March 31, 2015, we have available for sale debt securities in the amount of $153,009,000.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of March 31, 2015, both our long–term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long–term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75.0 million and our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

Approximately $4.4 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $44,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At March 31, 2015, the fair value of our equity marketable securities is approximately $134,795,000.  Of the $134.8 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $115.8 million, or 86%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $13.5 million.  At March 31, 2015, our equity securities had unrealized gains of $104.6 million.  Of the $104.6 million of unrealized gains, $91.0 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 14 of this Form 10–Q.

Item 1A.  Risk Factors.

During the three months ended March 31, 2015, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2014.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 8, 2015	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: May 8, 2015	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Accounting Officer)