Form 10-Q
period 2015-06-30
NATIONAL HEALTHCARE CORP
filed 2015-08-06
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

14,251,756 shares of common stock of the registrant were outstanding as of August 4, 2015.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues:
Net patient revenues	$214,433	$205,632	$426,494	$405,401
Other revenues	10,469	10,923	20,815	21,685
Net operating revenues	224,902	216,555	447,309	427,086

Cost and Expenses:
Salaries, wages and benefits	131,914	125,614	257,630	245,339
Other operating	57,467	55,696	117,214	111,438
Facility rent	9,981	9,913	19,966	19,799
Depreciation and amortization	9,236	8,605	18,169	16,505
Interest	598	644	1,188	934
Total costs and expenses	209,196	200,472	414,167	394,015

Income Before Non–Operating Income	15,706	16,083	33,142	33,071
Non–Operating Income	4,130	4,281	8,352	8,853

Income Before Income Taxes	19,836	20,364	41,494	41,924
Income Tax Provision	(7,478)	(7,853)	(15,894)	(16,184)
Net Income	12,358	12,511	25,600	25,740

Dividends to Preferred Stockholders	(2,167)	(2,167)	(4,335)	(4,335)

Net Income Available to Common Stockholders	$10,191	$10,344	$21,265	$21,405

Earnings Per Common Share:
Basic	$0.74	$0.75	$1.54	$1.54
Diluted	$0.71	$0.72	$1.48	$1.50

Weighted Average Common Shares Outstanding:
Basic	13,772,873	13,868,470	13,767,248	13,855,900
Diluted	14,381,746	14,282,785	14,336,027	14,226,887

Dividends Declared Per Common Share	$0.40	$0.34	$0.74	$0.66

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Net Income	$12,358	$12,511	$25,600	$25,740

Other Comprehensive Income (Loss):
Unrealized (losses) gains on investments in marketable securities	(19,072)	5,693	(15,085)	15,291
Reclassification adjustment for realized gains on sale of securities	(80)	(36)	(421)	(172)
Income tax benefit (expense) related to items of other comprehensive income	7,379	(2,146)	6,013	(5,796)
Other comprehensive income (loss), net of tax	(11,773)	3,511	(9,493)	9,323

Comprehensive Income	$585	$16,022	$16,107	$35,063

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	June 30, 2015	December 31, 2014
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$71,500	$69,767
Restricted cash and cash equivalents	6,983	7,020
Marketable securities	117,906	132,535
Restricted marketable securities	19,605	19,805
Accounts receivable, less allowance for doubtful accounts of $6,684 and $5,738, respectively	77,957	78,843
Inventories	7,273	7,127
Prepaid expenses and other assets	2,959	2,260
Notes receivable, current portion	3,956	441
Federal income tax receivable	-	4,727
Total current assets	308,139	322,525

Property and Equipment:
Property and equipment, at cost	844,660	821,792
Accumulated depreciation and amortization	(325,039)	(307,048)
Net property and equipment	519,621	514,744

Other Assets:
Restricted cash and cash equivalents	3,631	3,631
Restricted marketable securities	145,868	138,468
Deposits and other assets	8,379	8,791
Goodwill	17,600	17,600
Notes receivable, less current portion	13,042	12,548
Deferred income taxes	22,269	18,700
Investments in limited liability companies	35,076	37,116
Total other assets	245,865	236,854
Total assets	$1,073,625	$1,074,123

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$17,121	$15,877
Capital lease obligations, current portion	3,182	3,088
Accrued payroll	49,010	59,859
Amounts due to third party payors	25,457	22,931
Accrued risk reserves, current portion	26,588	26,825
Deferred income taxes	28,193	35,506
Other current liabilities	13,552	12,472
Dividends payable	7,867	7,000
Total current liabilities	170,970	183,558

Long–term debt	10,000	10,000
Capital lease obligations, less current portion	31,893	33,508
Accrued risk reserves, less current portion	81,927	79,393
Refundable entrance fees	10,016	10,219
Obligation to provide future services	3,927	3,927
Other noncurrent liabilities	17,397	16,011
Deferred revenue	4,892	3,359

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,772,712 and 10,836,659 shares, respectively, issued and outstanding; stated at liquidation value of $15.75 per share	169,479	170,494
Common stock, $.01 par value; 30,000,000 shares authorized; 14,249,336 and 14,110,859 shares, respectively, issued and outstanding	142	140
Capital in excess of par value	163,195	154,965
Retained earnings	354,672	343,941
Accumulated other comprehensive income	55,115	64,608
Total stockholders’ equity	742,603	734,148
Total liabilities and stockholders’ equity	$1,073,625	$1,074,123

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2015	2014
Cash Flows From Operating Activities:
Net income	$25,600	$25,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,169	16,505
Provision for doubtful accounts receivable	3,763	3,121
Equity in earnings of unconsolidated investments	(2,386)	(3,654)
Distributions from unconsolidated investments	4,749	9,251
Gains on sale of restricted marketable securities	(421)	(172)
Deferred income taxes	(4,869)	(4,085)
Stock–based compensation	1,132	1,170
Changes in operating assets and liabilities, net of the effect of acquisitions:
Restricted cash and cash equivalents	(5,701)	(1,622)
Accounts receivable	(2,877)	(4,107)
Income tax receivable	4,727	(2,829)
Inventories	(146)	(33)
Prepaid expenses and other assets	(699)	(938)
Trade accounts payable	1,244	3,887
Accrued payroll	(10,849)	(20,091)
Amounts due to third party payors	2,526	1,289
Other current liabilities and accrued risk reserves	3,295	807
Other noncurrent liabilities	1,386	1,226
Deferred revenue	1,533	1,530
Net cash provided by operating activities	40,176	26,995
Cash Flows From Investing Activities:
Additions to property and equipment	(23,046)	(22,963)
Investments in unconsolidated limited liability companies	(323)	(1,312)
Acquisition of non-controlling interest	-	(768)
Investments in notes receivable	(4,237)	(767)
Collections of notes receivable	228	2,937
Change in restricted cash and cash equivalents	5,738	364
Purchase of restricted marketable securities	(35,952)	(30,173)
Sale of restricted marketable securities	28,296	27,641
Net cash used in investing activities	(29,296)	(25,041)
Cash Flows From Financing Activities:
Tax benefit from stock–based compensation	342	201
Principal payments under capital lease obligations	(1,521)	(960)
Dividends paid to preferred stockholders	(4,335)	(4,335)
Dividends paid to common stockholders	(9,667)	(9,078)
Issuance of common shares	5,743	6,752
Entrance fee deposits	(203)	(42)
Change in deposits	494	(439)
Net cash used in financing activities	(9,147)	(7,901)
Net Increase (Decrease) in Cash and Cash Equivalents	1,733	(5,947)
Cash and Cash Equivalents, Beginning of Period	69,767	81,705
Cash and Cash Equivalents, End of Period	$71,500	$75,758

Supplemental disclosure of non-cash investing and financing activities:
Buildings, personal property, and obligations recorded under capital lease agreements	$–	$39,032

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	10,837,665	$170,510	14,078,028	$140	$153,061	$318,216	$46,185	$688,112
Net income	–	–	–	–	–	25,740	–	25,740
Other comprehensive income	–	–	–	–	–	–	9,323	9,323
Stock–based compensation	–	–	–	–	1,170	–	–	1,170
Tax benefit from exercise of stock options	–	–	–	–	201	–	–	201
Shares sold – options exercised	–	–	148,974	1	6,751	–	–	6,752
Shares issued in conversion of preferred stock to common stock	(1,006)	(16)	241	–	16	–	–	–
Acquisition of non-controlling interest	–	–	–	–	(768)	–	–	(768)
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,335)	–	(4,335)
Dividends declared to common stockholders ($0.66 per share)	–	–	–	–	–	(9,388)	–	(9,388)
Balance at June 30, 2014	10,836,659	$170,494	14,227,243	$141	$160,431	$330,233	$55,508	$716,807

Balance at January 1, 2015	10,836,659	$170,494	14,110,859	$140	$154,965	$343,941	$64,608	$734,148
Net income	–	–	–	–	–	25,600	–	25,600
Other comprehensive income	–	–	–	–	–	–	(9,493)	(9,493)
Stock–based compensation	–	–	–	–	1,132	–	–	1,132
Tax benefit from exercise of stock options	–	–	–	–	342	–	–	342
Shares sold – options exercised	–	–	123,001	2	5,741	–	–	5,743
Shares issued in conversion of preferred stock to common stock	(63,947)	(1,015)	15,476	–	1,015	–	–	–
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,335)	–	(4,335)
Dividends declared to common stockholders ($0.74 per share)	–	–	–	–	–	(10,534)	–	(10,534)
Balance at June 30, 2015	10,772,712	$169,479	14,249,336	$142	$163,195	$354,672	$55,115	$742,603

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 75 long-term care centers with a total of 9,423 licensed beds, 19 assisted living facilities, five independent living facilities, and 36 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

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

Revenue Recognition – Third Party Payors

Approximately 65% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $25,457,000 and

$22,931,000 as of June 30, 2015 and December 31, 2014, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items.  Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, which were $15,044,000 and $16,129,000 for the six months ended June 30, 2015 and 2014, respectively.

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

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims.  The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims.  Our policy is to engage an external, independent actuary to assist in estimating our exposure for claims obligations (for both asserted and unasserted claims).  We reassess our accrued risk reserves on a quarterly basis.

Professional liability remains an area of particular concern to us.  The long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents.  As of June 30, 2015, we and/or our managed centers are defendants in 29 such claims inclusive of years 2005 through June 30, 2015.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We are principally self-insured for incidents occurring in all centers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fee

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of June 30, 2015 and December 31, 2014 were $10,016,000 and $10,219,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  As of June 30, 2015 and December 31, 2014, we have recorded a future service obligation in the amount of $3,927,000.

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National Health Corporation (“National”), the non-refundable portion (10%) of CCRC entrance fees being amortized over the remaining life expectancies of the residents, and premiums received within our workers’ compensation and professional liability companies that are not yet earned.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”. This update is the result of a collaborative effort by the FASB and the International Accounting Standards Board to simplify revenue recognition guidance, remove inconsistencies in the application of revenue recognition, and to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The FASB is amending the Accounting Standards Codification and creating a new Topic 606, “Revenue from Contracts with Customers”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements and control framework.

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

Other revenues include the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2015	2014	2015	2014
Management and accounting services fees	$3,532	$4,022	$7,036	$8,004
Rental income	4,776	4,749	9,578	9,517
Insurance services	1,900	1,877	3,607	3,650
Other	261	275	594	514
	$10,469	$10,923	$20,815	$21,685

Management Fees from National

We manage five skilled nursing facilities owned by National.  For the three months and six months ended June 30, 2015, we recognized management fees and interest on management fees of $890,000 and $1,824,000 from these centers, respectively.  For the three months and six months ended June 30, 2014, we recognized management fees and interest on management fees of $870,000 and $1,795,000, respectively, from these centers.

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

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three and six months ended June 30, 2015 were $1,203,000 and $2,213,000, respectively.  For the three months and six months ended June 30, 2014, the workers' compensation premium revenues reflected in the interim condensed consolidated statements of income were $1,184,000 and $2,280,000.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months and six months ended June 30, 2015 were $697,000 and $1,394,000, respectively.  For the three months and six months ended June 30, 2014, the professional liability insurance premium revenues reflected in the interim condensed consolidated statements of income were $693,000 and $1,370,000.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2015	2014	2015	2014
Equity in earnings of unconsolidated investments	$1,268	$1,741	$2,386	$3,654
Dividends and other net realized gains and losses on sales of securities	1,629	1,432	3,505	2,958
Interest income	1,233	1,108	2,461	2,241
	$4,130	$4,281	$8,352	$8,853

Note 5 – Long-Term Leases

Capital Leases

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(5,233)	(3,271)
	$33,799	$35,761

Operating Leases

At June 30, 2015, NHC leases from National Health Investors, Inc. (“NHI”) the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements.  Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year.  Total facility rent expense to NHI was $18,355,000 and $18,267,000 for the six months ended June 30, 2015 and 2014, respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at June 30, 2015 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2016	$34,200	$5,200
2017	34,200	5,200
2018	34,200	5,200
2019	34,200	5,200
2020	34,200	5,200
Thereafter	228,050	19,067
Total minimum lease payments	$399,050	$45,067
Less: Amounts representing interest		(9,992)
Present value of minimum lease payments		35,075
Less: Current portion		(3,182)
Long-term capital lease obligations		$31,893

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except for share and per share amounts)	2015	2014	2015	2014
Basic:
Weighted average common shares outstanding	13,772,873	13,868,470	13,767,248	13,855,900
Net income	$12,358	$12,511	$25,600	$25,740
Dividends to preferred stockholders	(2,167)	(2,167)	(4,335)	(4,335)
Net income available to common stockholders	$10,191	$10,344	$21,265	$21,405
Earnings per common share, basic	$0.74	$0.75	$1.54	$1.54

Diluted:
Weighted average common shares outstanding	13,772,873	13,868,470	13,767,248	13,855,900
Dilutive effect of stock options	158,387	64,611	155,972	54,534
Dilutive effect of restricted stock	-	1,809	2,366	4,079
Dilutive effect of contingent issuable stock	450,486	347,895	410,441	312,374
Assumed average common shares outstanding	14,381,746	14,282,785	14,336,027	14,226,887

Net income available to common stockholders	$10,191	$10,344	$21,265	$21,405
Earnings per common share, diluted	$0.71	$0.72	$1.48	$1.50

In the above table, options to purchase 11,804 and 13,149 shares of our common stock have been excluded for the periods ended June 30, 2015 and 2014, respectively, due to their anti–dilutive impact.  We have also excluded 2,607,427 and 2,623,007 of common shares issuable upon the conversion of preferred stock for the periods ended June 30, 2015 and 2014, respectively, due to their anti-dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following:

	June 30, 2015		December 31, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$117,906	$30,176	$132,535
Restricted investments available for sale:
Corporate debt securities	73,180	72,895	68,594	68,916
Commercial mortgage–backed securities	54,700	54,516	63,351	63,252
U.S. Treasury securities	21,293	21,210	14,623	14,728
State and municipal securities	16,546	16,852	11,074	11,377
	$195,895	$283,379	$187,818	$290,808

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2015			December 31, 2014
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$$101,589	1,630,642	$24,734	$114,080

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	June 30, 2015		December 31, 2014
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$14,507	$14,551	$11,161	$11,190
1 to 5 years	77,956	78,605	83,542	84,028
6 to 10 years	70,985	70,113	58,863	58,872
Over 10 years	2,271	2,204	4,076	4,183
	$165,719	$165,473	$157,642	$158,273

Gross unrealized gains related to available for sale securities are $88,926,000 and $103,814,000 as of June 30, 2015 and December 31, 2014, respectively.  Gross unrealized losses related to available for sale securities are $1,442,000 and $824,000 as of June 30, 2015 and December 31, 2014, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  As a result, the Company recognized no other-than-temporary impairment during the six months ended June 30, 2015 or for the year ended December 31, 2014.

Proceeds from the sale of securities during the six months ended June 30, 2015 and 2014 were $28,296,000 and $27,641,000, respectively.  Investment gains of $421,000 and $172,000 were realized on these sales during the six months ended June 30, 2015 and 2014, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of June 30, 2015.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2015.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At June 30, 2015, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at June 30, 2015 and December 31, 2014 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2015	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$71,500	$71,500	$–	$–
Restricted cash and cash equivalents	10,614	10,614	–	–
Marketable equity securities	117,906	117,906	–	–
Corporate debt securities	72,895	41,520	31,375	–
Commercial mortgage–backed securities	54,516	–	54,516	–
U.S. Treasury securities	21,210	21,210	–	–
State and municipal securities	16,852	7,838	9,014	–
Total financial assets	$365,493	$270,588	$94,905	$–

	Fair Value Measurements Using
December 31, 2014	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$69,767	$69,767	$–	$–
Restricted cash and cash equivalents	10,651	10,651	–	–
Marketable equity securities	132,535	132,535	–	–
Corporate debt securities	68,916	39,909	29,007	–
Commercial mortgage–backed securities	63,252	–	63,252	–
U.S. Treasury securities	14,728	14,728	–	–
State and municipal securities	11,377	2,216	9,161	–
Total financial assets	$371,226	$269,806	$101,420	$–

Note 9 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	June 30, 2015	December 31, 2014
	Variable		(dollars in thousands)
Revolving Credit Facility, interest payable monthly	0.9%	2015	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  The shares granted during the six months ended June 30, 2015 consisted of 45,000 shares to the Directors of the Company.  At June 30, 2015, 175,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  In May 2015, our stockholders voted to amend the 2010 Plan to increase the number of shares of our common stock authorized under the Plan from the original 1,200,000 shares to 2,575,000 shares.  The shares granted during the six months ended June 30, 2015 consisted of 11,804 shares through the Employee Stock Purchase Plan.  At June 30, 2015, 1,761,940 shares were available for future grants under the amended 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $654,000 and $688,000 for the three months ended June 30, 2015 and 2014, respectively. Stock–based compensation totaled $1,132,000 and $1,170,000 for the six months ended June 30, 2015 and 2014, respectively.  At June 30, 2015, we had $1,125,000 of unrecognized compensation cost related to unvested stock option awards.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 0.7 years.  Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2015 and for the year ended December 31, 2014.

	2015	2014
Risk–free interest rate	0.70%	0.52%
Expected volatility	16.5%	17.3%
Expected life, in years	2.2 years	2.2 years
Expected dividend yield	2.73%	2.68%

The following table summarizes our outstanding stock options for the six months ended June 30, 2015 and for the year ended December 31, 2014.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	1,074,552	$46.44	$–
Options granted	57,716	53.10	–
Options exercised	(157,590)	45.97	–
Options cancelled	(20,000)	46.69	–
Options outstanding at December 31, 2014	954,678	46.92	–
Options granted	56,904	61.48	–
Options exercised	(123,001)	46.67	–
Options outstanding at June 30, 2015	888,581	$47.88	$15,202,000

Options exercisable at June 30, 2015	187,263	$51.36	$2,553,000

Options Outstanding June 30, 2015	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
831,777	$44.80 - $52.93	$46.95	1.0
56,804	$61.25 - $62.34	61.48	3.9
888,581		$47.88	1.2

Restricted Stock

The following table summarizes our restricted stock activity for the six months ended June 30, 2015 and for the year ended December 31, 2014.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non–vested restricted shares at January 1, 2014	12,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at December 31, 2014	6,000	34.46	–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at June 30, 2015	–	$–	$–

Note 13 – Income Taxes

The income tax provision for the three months ended June 30, 2015 is $7,478,000 (an effective income tax rate of 37.7%).  The income tax provision and effective tax rate for the three months ended June 30, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $121,000 and permanent differences including nondeductible expenses of $15,000 resulting in an increase in the provision.  The income tax provision for the three months ended June 30, 2014 was $7,853,000 (an effective income tax rate of 38.6%).  The income tax provision and effective tax rate for the three months ended June 30, 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $117,000 and permanent differences including nondeductible expenses of $70,000 resulting in an increase in the provision.

The income tax provision for the six months ended June 30, 2015 is $15,894,000 (an effective income tax rate of 38.3%).  The income tax provision and effective tax rate for the six months ended June 30, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $330,000 and permanent differences including nondeductible expenses of $38,000 resulting in an increase in the provision.  The income tax provision for the six months ended June 30, 2014 was $16,184,000 (an effective income tax rate of 38.6%).  The income tax provision and effective tax rate for the six months ended June 30, 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $306,000 and permanent differences including nondeductible expenses of $97,000 resulting in an increase in the provision.

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

At June 30, 2015, we had $14,600,000 of unrecognized tax benefits, composed of $9,705,000 of deferred tax assets and $4,895,000 of permanent differences.  Accrued interest and penalties of $2,796,000 relate to unrecognized tax benefits at June 30, 2015.  Unrecognized tax benefits of $4,895,000 net of federal benefit, at June 30, 2015, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,481,000 relate to these permanent differences at June 30, 2015.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning July 1, 2015, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,274,000, composed of temporary differences of $1,209,000, and permanent tax differences of $1,065,000.  Interest and penalties of $623,000 relate to these temporary and permanent difference changes within 12 months beginning June 30, 2015.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2011 (with certain state exceptions). Currently, the 2012 U.S. federal return and one state return are under examination.

Note 14 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $108,515,000 and $106,218,000 at June 30, 2015 and December 31, 2014, respectively.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of June 30, 2015, we and/or our managed centers are currently defendants in 29 such claims.

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

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly–owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005–2007, $9.0 million annual excess in the aggregate for years 2008–2010, $4.0 million excess per occurrence for 2011–2013 and $9.0 million excess per occurrence for 2014-2015.

Beginning in 2008 and continuing through June 30, 2015, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

The Company is cooperating fully with these requests. We are unable to evaluate the outcome of this investigation at this time.  It is possible that this claim could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Caris HealthCare, L.P. Investigation

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

Caris is cooperating with these government entities in connection with this investigation.  We are unable to evaluate the outcome of this investigation at this time.  It is possible that this claim could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

South Carolina Medicaid Audits

The South Carolina Office of State Auditor (“State Auditor”) is conducting Medicaid cost report audits for eleven of the Company’s South Carolina skilled nursing facilities.  The State Auditor has issued audit findings for the fiscal years ending September 30, 2013 and September 30, 2014.

The Company is cooperating fully with these audits and has filed administrative appeals with the South Carolina Department of Health and Human Services.  We are unable to reasonably estimate the outcome of the appeals at this time, and accordingly have not accrued any amounts in the consolidated financial statements.  It is possible these audits could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Financing Commitment

On May 7, 2015, the Board of Directors amended the line of credit agreement the Company has with National.  Under the previous line of credit agreement, the maximum loan commitment was $2,000,000.  Effective May 7, 2015, the maximum loan commitment has been increased to $7,000,000.  The increased commitment amount will remain in effect until December 31, 2015.  On January 1, 2016, the maximum loan commitment amount will revert back to $2,000,000.  The final maturity of the line of credit agreement remains January 20, 2018 and the interest rate on the outstanding balance remains 85% of the prime rate, or 2.76% at June 30, 2015.  As of June 30, 2015 and December 31, 2014, National had an outstanding balance on the line of credit of $3,500,000 and $0, respectively.  This outstanding balance is presented in notes receivable in the interim condensed consolidated balance sheets.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 75 long-term care centers with a total of 9,423 licensed beds, 19 assisted living facilities, five independent living facilities, and 36 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.

Occupancy

Occupancy, or census, in our skilled nursing facilities is a primary area of management focus.  For the six months ended June 30, 2015, the total census at our owned and leased skilled nursing facilities averaged 90.1%, compared to an average of 89.0% for the same period a year ago.

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

Type of Operation	Description	Size	Location	Placed in Service
SNF/AL	Leased	120 beds / 52 units	Independence, MO	March, 2014
SNF	Leased	70 beds	Independence, MO	March, 2014
SNF/AL	Leased	130 beds / 52 units	St. Peters, MO	March, 2014
AL	Partnership	83 units	Augusta, GA	June, 2014
Psychiatric Hospital	Partnership	14 beds	Osage Beach, MO	June, 2014
SNF	New Facility	52 beds	Kingsport, TN	December,2014
SNF/AL	New Facility	92 beds/60 Units	Gallatin, TN	April, 2015
Memory Care	Partnership	60 beds	St. Peters, MO	Under construction
SNF/AL	New Facility	90 beds / 80 Units	Nashville, TN	Under construction
AL	New Facility	76 units	Bluffton, SC	Under construction
AL	New Facility	80 units	Garden City, SC	Under construction

For the projects under construction at June 30, 2015, the 60-bed memory care facility located in St. Peters, Missouri is expected to begin operations during the fourth quarter of 2015 (we have a 25% ownership interest in this partnership and a management agreement to manage the operations of the facility); the 90-bed skilled nursing facility and 80-unit assisted living facility located in Nashville, Tennessee is expected to begin operations in the second or third quarter of 2016; the 76-unit assisted living facility in Bluffton, SC is expected to begin operations in the second quarter of 2016; and the 80-unit assisted living facility in Garden City, SC is expected to begin operations in the third quarter of 2016.

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

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $108,515,000 at June 30, 2015 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There were no significant changes during the six month period ended June 30, 2015 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2014 Annual Report on Form 10–K filed with the SEC.

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

Medicare – Skilled Nursing Facilities

In August 2014, CMS released its skilled nursing facility PPS update for the fiscal year 2015, which began October 1, 2014.  The final rule provided for a 2.0% rate update, which reflected a 2.5% market basket increase less a 0.5% multifactor productivity adjustment as required by the ACA.  CMS estimated the update would increase overall payments to skilled nursing facilities in fiscal year 2015 by $750 million compared to fiscal year 2014 levels.  The 2015 final rule also included wage index updates, revisions to the change of therapy (COT) other Medicare required assessment (OMRA) policy, and comments pertaining to CMS’ observations on therapy utilization trends.  The effect of the 2015 PPS rate update on our revenues will be dependent upon our census and the mix of our patients at the PPS payment rates.

For the first six months of 2015, our average Medicare per diem rate for skilled nursing facilities increased 0.6% compared to the same period in 2014.

On July 30, 2015, CMS released its final rule outlining the fiscal year 2016 Medicare payments for skilled nursing facilities, which begins October 1, 2015.  The 2016 final rule provides for an approximate 1.2% rate update.  This estimated increase consists of a 2.3% market basket increase, reduced by a 0.6% forecast error adjustment and further reduced 0.5% for a multifactor productivity adjustment required by the ACA.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2016 by $430 million compared to fiscal year 2015 levels.  The effect of the 2016 PPS rate update on our revenues will be dependent upon our census and the mix of our patients at the various PPS pay rates.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2014 and for the fiscal year 2015, the state of Tennessee implemented individual skilled nursing facility rate changes.  With new state legislation being passed for the 2015 fiscal year, there are four components that impact Tennessee Medicaid reimbursement for skilled nursing facilities:  a Level I or Level II per diem, a quarterly acuity payment, a quarterly Quality Improvement in Long-Term Services and Supports ("QuILTSS") payment (which are incentives based on qualifying criteria in several categories), and an assessment fee (expense).  Effective July 1, 2014, each facility will now be charged an assessment fee based on 4.5% of net patient revenues.  The assessment fee is replacing the former bed tax fee.  In summary and for the 2015 fiscal year, Tennessee Medicaid reimbursement changes increased income before income taxes by approximately $1,500,000 annually, or $375,000 per quarter.

Effective October 1, 2014 and for the fiscal year 2015, South Carolina implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning October 1, 2014 will be approximately $1,800,000 annually, or $450,000 per quarter.

For the first six months of 2015, our average Medicaid per diem increased 1.1% compared to the same period in 2014. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Results for the quarter ended June 30, 2015 include a 3.9% increase in net operating revenues and a 2.6% decrease in income before income taxes compared to the same period in 2014.  Excluding the operating losses from the two newly constructed skilled nursing facilities and one assisted living facility placed in service less than twelve months ago, income before income taxes for the quarter ended June 30, 2015 would have increased 6.3% compared to the same period in 2014.

The total census at owned and leased skilled nursing facilities for the quarter averaged 90.0% compared to an average of 88.7% for the same quarter a year ago.

Medicare and managed care per diem rates at our owned and leased skilled nursing facilities increased 0.9% and 1.5%, respectively, compared to the same quarter a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 0.9% and 3.4%, respectively, compared to the same quarter a year ago.  Overall, the composite skilled nursing per diem at our owned and leased skilled nursing facilities increased 2.9% compared to the same quarter a year ago.

Net patient revenues increased $8,801,000, or 4.3%, compared to the same quarter last year.  The majority of the increase consisted of the increase in our same facility skilled nursing centers along with the three newly constructed healthcare facilities (two SNF’s and one ALF) compared to the same quarter a year ago.  The net patient revenues from our same facility skilled nursing centers increased $6,278,000 compared to the same quarter a year ago. The same facility revenue increase was driven by the census increase and also having a higher percentage of skilled patients (Medicare and managed care patients) compared to the same quarter a year ago.  The three newly operated facilities helped increase net patient revenues $1,719,000.

Other revenues decreased $454,000, or 4.2%, compared to the same quarter last year, as further detailed in Note 3 to our interim condensed consolidated financial statements.  The decrease in other revenues is primarily due to decreased accounting services fees.  As of October 1, 2014, the Company no longer provides accounting and financial services to seven healthcare facilities.  We expect other revenues in the consolidated statements of income to decrease by approximately $350,000 to $400,000 per quarter from the discontinuation of these services.  At June 30, 2015, we provide accounting and financial services to 20 healthcare facilities.

Total costs and expenses for the second quarter of 2015 compared to the second quarter of 2014 increased $8,724,000, or 4.4%, to $209,196,000 from $200,472,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $6,300,000, or 5.0%, to $131,914,000 from $125,614,000.  Other operating expenses increased $1,771,000, or 3.2%, to $57,467,000 for the 2015 period compared to $55,696,000 for the 2014 period.  Facility rent expense increased $68,000 to $9,981,000.  Depreciation and amortization increased $631,000 to $9,236,000.  Interest expense decreased $46,000 to $598,000.

Salaries, wages and benefits as a percentage of net operating revenue was 58.7% compared to 58.0% for the three months ended June 30, 2015 and 2014, respectively.  The increase in salaries, wages and benefits is primarily due to the increased costs for therapist services ($2,734,000) and the operations of the three newly constructed healthcare facilities ($1,345,000) compared to the quarter a year ago.  We also incurred inflationary wage increases for our partners.

Other operating expenses as a percentage of net operating revenue was 25.6% compared to 25.7% for the three months ended June 30, 2015 and 2014, respectively.  The increase in other operating expenses for the current quarter was due to the operations of the three newly constructed healthcare facilities compared to the quarter a year ago ($1,756,000).

Non–operating income decreased by $151,000 compared to the same period last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The decrease in non-operating income is primarily from our equity method investment in Caris, a hospice provider, which decreased $435,000 in comparison to the quarter a year ago.  The Caris earnings decrease is partially offset by increased investment earnings.

The income tax provision for the three months ended June 30, 2015 is $7,478,000 (an effective income tax rate of 37.7%).  The income tax provision and effective tax rate for the three months ended June 30, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $121,000 and permanent differences including nondeductible expenses of $15,000 resulting in an increase in the provision.  The income tax provision for the three months ended June 30, 2014 was $7,853,000 (an effective income tax rate of 38.6%).  The income tax provision and effective tax rate for the three months ended June 30, 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $117,000 and permanent differences including nondeductible expenses of $70,000 resulting in an increase in the provision.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Results for the six month period ended June 30, 2015 include a 4.7% increase in net operating revenues and a 1.0% decrease in income before income taxes compared to the same period in 2014.  Excluding the operating losses from the five newly constructed or leased skilled nursing facilities and three assisted living facilities placed in service less than twelve months ago, income before income taxes for the six months ended June 30, 2015 would have increased 7.2% compared to the same period in 2014.

The total census at owned and leased skilled nursing facilities for the six months averaged 90.1% compared to an average of 89.0% for the same period a year ago.

Medicare and managed care per diem rates at our owned and leased skilled nursing facilities increased 0.6% and 0.4%, respectively, compared to the six months a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 1.1% and 2.8%, respectively, compared to the period a year ago.  Overall, the composite skilled nursing per diem at our owned and leased skilled nursing facilities increased 2.7% compared to the six months a year ago.

Net patient revenues increased $21,093,000, or 5.2%, compared to the same period last year.  The majority of the increase consisted of the increase in our same facility skilled nursing centers along with the eight newly constructed or leased healthcare facilities (five SNF’s and three ALF’s) compared to the same six month period a year ago.  The net patient revenues from our same facility skilled nursing centers increased $10,962,000 compared to the six month period a year ago. The same facility revenue increase was driven by the census increase and also having a higher percentage of skilled patients (Medicare and managed care patients) compared to the six month period a year ago.  The eight newly operated facilities helped increase net patient revenues $8,358,000.

Other revenues decreased $870,000, or 4.0%, compared to the same period last year, as further detailed in Note 3 to our interim condensed consolidated financial statements.  The decrease in other revenues is primarily due to decreased accounting services fees.  As of October 1, 2014, the Company no longer provides accounting and financial services to seven healthcare facilities.  We expect other revenues in the consolidated statements of income to decrease by approximately $350,000 to $400,000 per quarter from the discontinuation of these services.  At June 30, 2015, we provide accounting and financial services to 20 healthcare facilities.

Total costs and expenses for the 2015 six months compared to the same period in 2014 increased $20,152,000, or 5.1%, to $414,167,000 from $394,015,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $12,291,000, or 5.0%, to $257,630,000 from $245,339,000.  Other operating expenses increased $5,776,000, or 5.2%, to $117,214,000 for the 2015 period compared to $111,438,000 for the 2014 period.  Facility rent expense increased $167,000 to $19,966,000.  Depreciation and amortization increased $1,664,000 to $18,169,000.  Interest expense increased $254,000 to $1,188,000.

Salaries, wages and benefits as a percentage of net operating revenue was 57.6% compared to 57.4% for the six months ended June 30, 2015 and 2014, respectively.  The increase in salaries, wages and benefits is primarily due to the increased costs for therapist services ($5,347,000) and the new operations of the eight healthcare facilities ($5,083,000) compared to the same six month period a year ago.  We also incurred inflationary wage increases for our partners.

Other operating expenses as a percentage of net operating revenue was 26.2% compared to 26.1% for the six months ended June 30, 2015 and 2014, respectively.  The increase in other operating expenses for the current period was due to the new operations of the eight healthcare facilities compared to the same period a year ago ($5,137,000).

The increase in depreciation expense is due to the new healthcare facilities and the increase in interest expense is due to the capital leases recorded for the three Missouri healthcare facilities we began operating on March 1, 2014.

Non–operating income decreased by $501,000 compared to the same six month period last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The decrease in non-operating income is primarily from our equity method investment in Caris, a hospice provider, which decreased $1,056,000 in comparison to the same period a year ago.  The Caris earnings decrease is partially offset by increased investment earnings.

The income tax provision for the six months ended June 30, 2015 is $15,894,000 (an effective income tax rate of 38.3%).  The income tax provision and effective tax rate for the six months ended June 30, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $330,000 and permanent differences including nondeductible expenses of $38,000 resulting in an increase in the provision.  The income tax provision for the six months ended June 30, 2014 was $16,184,000 (an effective income tax rate of 38.6%).  The income tax provision and effective tax rate for the six months ended June 30, 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $306,000 and permanent differences including nondeductible expenses of $97,000 resulting in an increase in the provision.

Liquidity, Capital Resources, and Financial Condition

Our primary sources of cash include revenues from the operations of our healthcare and senior living facilities, insurance services, management and accounting services, and rental income.  Our primary uses of cash include salaries, wages and other operating costs of our healthcare and senior living facilities, the cost of additions to and acquisitions of real property, facility rent expenses, and dividend distributions.  These sources and uses of cash are reflected in our interim condensed consolidated statements of cash flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended June 30		Six Month Change
	2015	2014	$	%
Cash and cash equivalents at beginning of period	$69,767	$81,705	$(11,938)	(14.6)%

Cash provided by operating activities	40,176	26,995	13,181	48.8%

Cash used in investing activities	(29,296)	(25,041)	(4,255)	(17.0)%

Cash used in financing activities	(9,147)	(7,901)	(1,246)	(15.8)%

Cash and cash equivalents at end of period	$71,500	$75,758	$(4,258)	(5.6)%

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $40,176,000, as compared to $26,995,000 in the same period last year.  Cash provided by operating activities consisted of net income of $25,600,000, adjustments for non–cash items of $18,195,000, and cash distributions in excess of earnings from equity method investments of $2,363,000.  There was cash used for working capital in the amount of $5,561,000 and also gains on the sale of restricted marketable securities ($421,000) that offset against the positive operating cash flow items stated above.

Cash used for working capital primarily consisted of a decrease in accrued payroll and an increase in restricted cash and cash equivalents. The majority of the decrease in accrued payroll is due to the timing and payments of incentive compensation related to the 2014 year.  The increase in restricted cash and cash equivalents is due to NHC healthcare entities paying insurance premiums to our wholly-owned insurance companies, which restrict the cash payment.

Investing Activities

Cash used in investing activities totaled $29,296,000 and $25,041,000 for the six months ended June 30, 2015 and 2014, respectively.  Cash used for property and equipment additions was $23,046,000 for the six months ended June 30, 2015 and $22,963,000 in the comparable period in 2014.  The Company made investments in unconsolidated partnerships in the amount of $323,000 and $1,312,000 for the six months ended June 30, 2015 and 2014, respectively.  The Company made investments in notes receivable of $4,237,000 and $767,000 for the six months ended June 30, 2015 and 2014, respectively.  The largest notes receivable investment for the 2015 six month period was a $3,500,000 advance to National.  Purchases and sales of restricted marketable securities (including the use of restricted cash and cash equivalents) resulted in a net use of cash of $1,918,000 for the 2015 period compared to $2,168,000 for the 2014 period.

In 2015, construction costs included in additions to property and equipment include $4,026,000 for the final construction and furnishings of the 92-bed skilled nursing facility and 60-unit assisted living facility in Gallatin, Tennessee, $8,667,000 for continued construction on the 90-bed skilled nursing facility and 80-unit assisted living facility located in Nashville, Tennessee, and $1,023,000 for the acquisition of land in Hermitage, Tennessee.

Financing Activities

Net cash used in financing activities totaled $9,147,000 and $7,901,000 for the six months ended June 30, 2015 and 2014, respectively.  Cash used for dividend payments to common and preferred stockholders totaled $14,002,000 in the current year period compared to $13,413,000 for the same period a year ago.  In the current period, $5,743,000 was provided by the issuance of common stock compared to $6,752,000 in the prior year period.

Table of Contractual Obligations

Our contractual obligations as of June 30, 2015 are as follows (in thousands):

	Total		1 year	2–3 Years		4–5 Years		After 5 Years
Long–term debt – principal	$10,000	$	−	$10,000	$	−	$	−
Long–term debt – interest	690		276	414		−		−
Operating leases	399,050		34,200	68,400		68,400		228,050
Construction obligations	23,114		23,114	−		−		−
Capital lease obligations	45,067		5,200	10,400		10,400		19,067
Total contractual cash obligations	$477,921		$62,790	$89,214		$78,800		$247,117

Other noncurrent liabilities for uncertain tax positions of $4,895,000, attributable to permanent differences, at June 30, 2015 have not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 13 of the interim condensed consolidated financial statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004 and our preferred shares outstanding in 2007.  We anticipate the continuation of both the common and preferred dividend payments as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $71,500,000 at June 30, 2015, marketable securities of $117,906,000 at June 30, 2015, and as needed our borrowing capacity, are expected to be adequate to meet our contractual obligations and to finance our operating requirements and our growth and development plans in the next twelve months.  We currently do not have any funds drawn against our revolving credit agreement and the amount of $75,000,000 is available to be drawn for general corporate purposes, including working capital and acquisitions.

Long–term liquidity

Our $75,000,000 revolving credit agreement matures on October 21, 2015.  We currently anticipate renewing the credit agreement.  We entered into this credit agreement originally on October 30, 2007, and have renewed the loan seven times with one year maturities.  At the inception and at each renewal, the lender offered longer maturities, but the Company chose a one–year maturity because of the terms.  If we are not able to refinance our debt as it matures, we will be required to use our cash and marketable securities to meet our debt and contractual obligations and will be limited in our ability to fund future growth opportunities.

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

The Company is cooperating fully with these requests. We are unable to evaluate the outcome of this investigation at this time.  It is possible that this claim could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Caris HealthCare, L.P. Investigation

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

Caris is cooperating with these government entities in connection with this investigation.  We are unable to evaluate the outcome of this investigation at this time.   It is possible that this claim could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

South Carolina Medicaid Audits

The South Carolina Office of State Auditor (“State Auditor”) is conducting Medicaid cost report audits for eleven of the Company’s South Carolina skilled nursing facilities.  The State Auditor has issued audit findings for the fiscal years ending September 30, 2013 and September 30, 2014.

The Company is cooperating fully with these audits and has filed administrative appeals with the South Carolina Department of Health and Human Services.  We are unable to reasonably estimate the outcome of the appeals at this time, and accordingly have not accrued any amounts in the consolidated financial statements.  It is possible these audits could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At June 30, 2015, we have available for sale debt securities in the amount of $165,473,000.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of June 30, 2015, both our long–term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long–term debt outstanding of $10.0 million and the revolving credit facility is zero.  However, we do intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $75.0 million and our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

Approximately $8.6 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $86,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At June 30, 2015, the fair value of our equity marketable securities is approximately $117,906,000.  Of the $117.9 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $101.6 million, or 86%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $11.8 million.  At June 30, 2015, our equity securities had unrealized gains of $87.7 million.  Of the $87.7 million of unrealized gains, $76.8 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 14 of this Form 10–Q.

Item 1A.  Risk Factors.

During the six months ended June 30, 2015, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2014.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 6, 2015	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: August 6, 2015	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Accounting Officer)