Form 10-Q
period 2015-09-30
NATIONAL HEALTHCARE CORP
filed 2015-11-05
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

14,906,032 shares of common stock of the registrant were outstanding as of November 3, 2015.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenues:
Net patient revenues	$215,351	$207,772	$641,845	$613,173
Other revenues	10,035	10,451	30,850	32,136
Net operating revenues	225,386	218,223	672,695	645,309

Cost and Expenses:
Salaries, wages and benefits	135,136	128,938	392,766	374,277
Other operating	56,616	55,365	173,830	166,803
Facility rent	10,006	9,913	29,972	29,712
Depreciation and amortization	9,273	8,639	27,442	25,144
Interest	594	632	1,782	1,566
Total costs and expenses	211,625	203,487	625,792	597,502

Income Before Non–Operating Income	13,761	14,736	46,903	47,807
Non–Operating Income	4,550	3,937	12,902	12,790

Income Before Income Taxes	18,311	18,673	59,805	60,597
Income Tax Provision	(5,744)	(5,844)	(21,638)	(22,028)
Net Income	12,567	12,829	38,167	38,569

Dividends to Preferred Stockholders	(2,152)	(2,167)	(6,487)	(6,502)

Net Income Available to Common Stockholders	$10,415	$10,662	$31,680	$32,067

Earnings Per Common Share:
Basic	$0.75	$0.77	$2.30	$2.32
Diluted	$0.72	$0.75	$2.21	$2.25

Weighted Average Common Shares Outstanding:
Basic	13,801,245	13,805,430	13,778,705	13,838,891
Diluted	14,422,660	14,236,512	14,365,251	14,230,031

Dividends Declared Per Common Share	$0.40	$0.34	$1.14	$1.00

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Net Income	$12,567	$12,829	$38,167	$38,569

Other Comprehensive Income (Loss):
Unrealized (losses) gains on investments in marketable securities	(6,724)	(9,707)	(21,809)	5,584
Reclassification adjustment for realized gains on sale of securities	(28)	-	(449)	(172)
Income tax benefit (expense) related to items of other comprehensive income	2,657	3,761	8,670	(2,035)
Other comprehensive income (loss), net of tax	(4,095)	(5,946)	(13,588)	3,377

Comprehensive Income	$8,472	$6,883	$24,579	$41,946

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	September 30, 2015	December 31, 2014
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$70,781	$69,767
Restricted cash and cash equivalents	8,494	7,020
Marketable securities	110,567	132,535
Restricted marketable securities	18,260	19,805
Accounts receivable, less allowance for doubtful accounts of $7,142 and $5,738, respectively	81,854	78,843
Inventories	7,566	7,127
Prepaid expenses and other assets	2,488	2,260
Notes receivable, current portion	4,970	441
Federal income tax receivable	613	4,727
Total current assets	305,593	322,525

Property and Equipment:
Property and equipment, at cost	856,078	821,792
Accumulated depreciation and amortization	(329,823)	(307,048)
Net property and equipment	526,255	514,744

Other Assets:
Restricted cash and cash equivalents	3,631	3,631
Restricted marketable securities	150,564	138,468
Deposits and other assets	8,392	8,791
Goodwill	17,600	17,600
Notes receivable, less current portion	13,163	12,548
Deferred income taxes	22,168	18,700
Investments in limited liability companies	34,925	37,116
Total other assets	250,443	236,854
Total assets	$1,082,291	$1,074,123

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$16,107	$15,877
Capital lease obligations, current portion	3,230	3,088
Accrued payroll	59,284	59,859
Amounts due to third party payors	26,411	22,931
Accrued risk reserves, current portion	26,754	26,825
Deferred income taxes	25,510	35,506
Other current liabilities	15,517	12,472
Dividends payable	7,874	7,000
Total current liabilities	180,687	183,558

Long–term debt	10,000	10,000
Capital lease obligations, less current portion	31,067	33,508
Accrued risk reserves, less current portion	79,179	79,393
Refundable entrance fees	10,208	10,219
Obligation to provide future services	3,927	3,927
Other noncurrent liabilities	16,737	16,011
Deferred revenue	4,129	3,359

Stockholders’ Equity:
Series A Convertible Preferred Stock; $.01 par value; 25,000,000 shares authorized; 10,761,692 and 10,836,659 shares, respectively, issued and outstanding; stated at liquidation value of $15.75 per share	169,305	170,494
Common stock, $.01 par value; 30,000,000 shares authorized; 14,305,185 and 14,110,859 shares, respectively, issued and outstanding	143	140
Capital in excess of par value	166,524	154,965
Retained earnings	359,365	343,941
Accumulated other comprehensive income	51,020	64,608
Total stockholders’ equity	746,357	734,148
Total liabilities and stockholders’ equity	$1,082,291	$1,074,123

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30
	2015	2014
Cash Flows From Operating Activities:
Net income	$38,167	$38,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,442	25,144
Provision for doubtful accounts receivable	5,474	5,001
Equity in earnings of unconsolidated investments	(3,924)	(5,069)
Distributions from unconsolidated investments	6,488	10,272
Gains on sale of restricted marketable securities	(449)	(172)
Deferred income taxes	(4,795)	(4,517)
Stock–based compensation	1,557	1,547
Changes in operating assets and liabilities, net of the effect of acquisitions:
Restricted cash and cash equivalents	(8,897)	(6,033)
Accounts receivable	(8,485)	1,438
Income tax receivable	4,114	(5,953)
Inventories	(439)	(216)
Prepaid expenses and other assets	(228)	(705)
Trade accounts payable	230	557
Accrued payroll	(575)	(9,039)
Amounts due to third party payors	3,480	2,493
Other current liabilities and accrued risk reserves	2,674	2,764
Other noncurrent liabilities	726	1,106
Deferred revenue	770	759
Net cash provided by operating activities	63,330	57,946
Cash Flows From Investing Activities:
Additions to property and equipment	(38,953)	(36,727)
Investments in unconsolidated limited liability companies	(373)	(1,675)
Acquisition of non-controlling interest	-	(768)
Investments in notes receivable	(5,477)	(767)
Collections of notes receivable	333	3,046
Change in restricted cash and cash equivalents	7,423	6,256
Purchase of restricted marketable securities	(49,993)	(36,947)
Sale of restricted marketable securities	39,601	27,641
Net cash used in investing activities	(47,439)	(39,941)
Cash Flows From Financing Activities:
Tax benefit from stock–based compensation	585	201
Principal payments under capital lease obligations	(2,299)	(1,693)
Dividends paid to preferred stockholders	(6,502)	(6,502)
Dividends paid to common stockholders	(15,367)	(13,913)
Issuance of common shares	8,231	6,757
Repurchase of common shares	-	(6,995)
Entrance fee deposits	(11)	(400)
Change in deposits	486	(248)
Net cash used in financing activities	(14,877)	(22,793)
Net Increase (Decrease) in Cash and Cash Equivalents	1,014	(4,788)
Cash and Cash Equivalents, Beginning of Period	69,767	81,705
Cash and Cash Equivalents, End of Period	$70,781	$76,917

Supplemental disclosure of non-cash investing and financing activities:
Buildings, personal property, and obligations recorded under capital lease agreements	$-	$39,032

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	10,837,665	$170,510	14,078,028	$140	$153,061	$318,216	$46,185	$688,112
Net income	–	–	–	–	–	38,569	–	38,569
Other comprehensive income	–	–	–	–	–	–	3,377	3,377
Stock–based compensation	–	–	–	–	1,547	–	–	1,547
Tax benefit from exercise of stock options	–	–	–	–	201	–	–	201
Shares sold – options exercised	–	–	145,074	1	6,756	–	–	6,756
Repurchase of common stock	–	–	(125,000)	(1)	(6,994)	–	–	(6,995)
Shares issued in conversion of preferred stock to common stock	(1,006)	(16)	241	–	16	–	–	–
Acquisition of non-controlling interest	–	–	–	–	(768)	–	–	(768)
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,502)	–	(6,502)
Dividends declared to common stockholders ($1.00 per share)	–	–	–	–	–	(14,181)	–	(14,181)
Balance at September 30, 2014	10,836,659	$170,494	14,098,343	$140	$153,819	$336,102	$49,562	$710,117

Balance at January 1, 2015	10,836,659	$170,494	14,110,859	$140	$154,965	$343,941	$64,608	$734,148
Net income	–	–	–	–	–	38,167	–	38,167
Other comprehensive loss	–	–	–	–	–	–	(13,588)	(13,588)
Stock–based compensation	–	–	–	–	1,557	–	–	1,557
Tax benefit from exercise of stock options	–	–	–	–	585	–	–	585
Shares sold – options exercised	–	–	176,184	3	8,228	–	–	8,231
Shares issued in conversion of preferred stock to common stock	(74,967)	(1,189)	18,142	–	1,189	–	–	–
Dividends declared to preferred stockholders ($0.60 per share)	–	–	–	–	–	(6,487)	–	(6,487)
Dividends declared to common stockholders ($1.14 per share)	–	–	–	–	–	(16,256)	–	(16,256)
Balance at September 30, 2015	10,761,692	$169,305	14,305,185	$143	$166,524	$359,365	$51,020	$746,357

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 74 long-term care centers with a total of 9,403 licensed beds, 19 assisted living facilities, five independent living facilities, and 36 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

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

Revenue Recognition – Third Party Payors

Approximately 65% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have recorded liabilities of approximately $26,411,000 and

$22,931,000 as of September 30, 2015 and December 31, 2014, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items.  Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, which were $23,356,000 and $24,234,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Professional liability remains an area of particular concern to us.  The long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents.  As of September 30, 2015, we and/or our managed centers are defendants in 33 such claims inclusive of years 2005 through September 30, 2015.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We are principally self-insured for incidents occurring in all centers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fee

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of September 30, 2015 and December 31, 2014 were $10,208,000 and $10,219,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  As of September 30, 2015 and December 31, 2014, we have recorded a future service obligation in the amount of $3,927,000.

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

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Imputation of Interest (Sub-Topic 835.30):  Simplifying the Presentation of Debt Issuance Costs".  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  In August 2015, the FASB issued ASU 2015-15 clarifying the application of this guidance to line of credit arrangements.  The amendments in the ASUs are effective retrospectively for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted for financial statements not previously issued.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02 “Amendments to the Consolidation Analysis”. This update is in response to stakeholders that have expressed concerns that current generally accepted accounting principles (“GAAP”) might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. Thus, the update modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. It eliminates the presumption that a general partner should consolidate a limited partnership, for limited partnerships and similar legal entities that qualify as voting interest entities; a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. Finally, it requires consideration of the effects of fee arrangements and related parties on the primary beneficiary determination.  The amendments in this update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.  The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

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

Other revenues include the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2015	2014	2015	2014
Management and accounting services fees	$3,384	$3,822	$10,420	$11,825
Rental income	4,807	4,748	14,385	14,266
Insurance services	1,674	1,787	5,281	5,437
Other	170	94	764	608
	$10,035	$10,451	$30,850	$32,136

Management Fees from National

We manage five skilled nursing facilities owned by National.  For the three months ended September 30, 2015 and 2014, we recognized management fees and interest on management fees of $885,000 and $884,000, respectively, from these centers.  For the nine months ended September 30, 2015 and 2014, we recognized management fees and interest on management fees of $2,709,000 and $2,679,000, respectively, from these centers.

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

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months ended September 30, 2015 and 2014 were $977,000 and $1,082,000, respectively.  For the nine months ended September 30, 2015 and 2014, the workers' compensation premium revenues reflected in the interim condensed consolidated statements of income were $3,190,000 and $3,362,000, respectively.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months ended September 30, 2015 and 2014 were $697,000 and $705,000, respectively.  For the nine months ended September 30, 2015 and 2014, the professional liability insurance premium revenues reflected in the interim condensed consolidated statements of income were $2,091,000 and $2,075,000, respectively.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2015	2014	2015	2014
Equity in earnings of unconsolidated investments	$1,538	$1,414	$3,924	$5,069
Dividends and other net realized gains and losses on sales of securities	1,588	1,392	5,093	4,350
Interest income	1,424	1,131	3,885	3,371
	$4,550	$3,937	$12,902	$12,790

Note 5 – Long-Term Leases

Capital Leases

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(6,214)	(3,271)
	$32,818	$35,761

Operating Leases

At September 30, 2015, NHC leases from National Health Investors, Inc. (“NHI”) the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements.  Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year.  Total facility rent expense to NHI was $27,533,000 and $27,400,000 for the nine months ended September 30, 2015 and 2014, respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at September 30, 2015 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2016	$34,200	$5,200
2017	34,200	5,200
2018	34,200	5,200
2019	34,200	5,200
2020	34,200	5,200
Thereafter	219,500	17,767
Total minimum lease payments	$390,500	$43,767
Less: Amounts representing interest		(9,470)
Present value of minimum lease payments		34,297
Less: Current portion		(3,230)
Long-term capital lease obligations		$31,067

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except for share and per share amounts)	2015	2014	2015	2014
Basic:
Weighted average common shares outstanding	13,801,245	13,805,430	13,778,705	13,838,891
Net income	$12,567	$12,829	$38,167	$38,569
Dividends to preferred stockholders	(2,152)	(2,167)	(6,487)	(6,502)
Net income available to common stockholders	$10,415	$10,662	$31,680	$32,067
Earnings per common share, basic	$0.75	$0.77	$2.30	$2.32

Diluted:
Weighted average common shares outstanding	13,801,245	13,805,430	13,778,705	13,838,891
Dilutive effect of stock options	150,395	82,764	154,113	63,944
Dilutive effect of restricted stock	-	2,814	1,577	3,657
Dilutive effect of contingent issuable stock	471,020	345,504	430,856	323,539
Assumed average common shares outstanding	14,422,660	14,236,512	14,365,251	14,230,031

Net income available to common stockholders	$10,415	$10,662	$31,680	$32,067
Earnings per common share, diluted	$0.72	$0.75	$2.21	$2.25

In the above table, options to purchase 11,592 and 12,890 shares of our common stock have been excluded for both the three months and nine months ended September 30, 2015 and 2014, respectively, due to their anti–dilutive impact.  We have also excluded 2,604,825 and 2,622,905 of common shares issuable upon the conversion of preferred stock for both the three months and nine months ended September 30, 2015 and 2014, respectively, due to their anti-dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following:

	September 30, 2015		December 31, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$110,567	$30,176	$132,535
Restricted investments available for sale:
Corporate debt securities	69,347	69,052	68,594	68,916
Commercial mortgage–backed securities	62,689	62,735	63,351	63,252
U.S. Treasury securities	19,939	20,107	14,623	14,728
State and municipal securities	16,508	16,930	11,074	11,377
	$198,659	$279,391	$187,818	$290,808

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2015			December 31, 2014
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$93,746	1,630,642	$24,734	$114,080

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	September 30, 2015		December 31, 2014
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$16,840	$16,882	$11,161	$11,190
1 to 5 years	79,240	79,940	83,542	84,028
6 to 10 years	69,815	69,409	58,863	58,872
Over 10 years	2,588	2,593	4,076	4,183
	$168,483	$168,824	$157,642	$158,273

Gross unrealized gains related to available for sale securities are $81,966,000 and $103,814,000 as of September 30, 2015 and December 31, 2014, respectively.  Gross unrealized losses related to available for sale securities are $1,234,000 and $824,000 as of September 30, 2015 and December 31, 2014, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  As a result, the Company recognized no other-than-temporary impairment during the nine months ended September 30, 2015 or for the year ended December 31, 2014.

Proceeds from the sale of securities during the nine months ended September 30, 2015 and 2014 were $39,601,000 and $27,641,000, respectively.  Investment gains of $449,000 and $172,000 were realized on these sales during the nine months ended September 30, 2015 and 2014, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of September 30, 2015.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2015.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At September 30, 2015, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at September 30, 2015 and December 31, 2014 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2015	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$70,781	$70,781	$–	$–
Restricted cash and cash equivalents	12,125	12,125	–	–
Marketable equity securities	110,567	110,567	–	–
Corporate debt securities	69,052	42,550	26,502	–
Commercial mortgage–backed securities	62,735	–	62,735	–
U.S. Treasury securities	20,107	20,107	–	–
State and municipal securities	16,930	7,574	9,356	–
Total financial assets	$362,297	$263,704	$98,593	$–

	Fair Value Measurements Using
December 31, 2014	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$69,767	$69,767	$–	$–
Restricted cash and cash equivalents	10,651	10,651	–	–
Marketable equity securities	132,535	132,535	–	–
Corporate debt securities	68,916	39,909	29,007	–
Commercial mortgage–backed securities	63,252	–	63,252	–
U.S. Treasury securities	14,728	14,728	–	–
State and municipal securities	11,377	2,216	9,161	–
Total financial assets	$371,226	$269,806	$101,420	$–

Note 9 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	September 30, 2015	December 31, 2014
	Variable		(dollars in thousands)
Credit Facility, interest payable monthly	0.9%	2015	$–	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	2.8%	2018	10,000	10,000
			10,000	10,000
Less current portion			–	–
			$10,000	$10,000

Credit Facility

Effective October 22, 2014, we extended the maturity of our $75,000,000 Credit Agreement with Bank of America, N.A. (“Bank of America”), as lender.  The Credit Agreement provided for a $75,000,000 revolving credit facility and the borrowings had an interest rate at either, (i) LIBOR plus 0.70% or (ii) the prime rate.

On October 7, 2015, we entered into a $175,000,000 Credit Agreement with Bank of America that replaces the $75 million credit facility disclosed in the preceding paragraph.  The maturity date of the new credit facility is October 7, 2020.  Loans bear interest at either (i) LIBOR plus 1.40% or (ii) the base rate plus 0.40%.  The base rate is defined as the highest of (a) the Federal Funds Rate plus ½ of 1%, (b) the Bank of America prime rate, and (c) LIBOR plus 1.00%.  The credit facility is available for general corporate purposes, including working capital and acquisitions.  NHC is permitted, upon required notice to the lender, to prepay the loans outstanding under the credit facility at any time, without penalty.  Subsequent to September 30, 2015 and as disclosed in Note 14 "Subsequent Event", the Company has borrowed approximately $110,000,000 on the credit facility to fund the redemption of the Company's outstanding Preferred Stock.

NHC's obligations under the Credit Agreement are guaranteed by certain NHC subsidiaries and are secured by pledges by NHC and the guarantors of certain equity interests.

The Credit Agreement contains customary representations and warranties, financial covenants, and covenants that restrict, among other things, asset dispositions, mergers and acquisitions, dividends, restricted payments, debt, liens, investments and affiliate transactions.  The Credit Agreement contains customary events of default.

Note 10 - Stock Repurchase Program

On May 7, 2015, the Board of Directors authorized two new stock repurchase programs, one that will allow for repurchase of up to $25 million of its common stock and one that allowed for the repurchase of up to $25 million of its preferred stock.  As of November 3, 2015, all of the Company’s preferred stock has been redeemed.  Therefore, no future repurchases of the preferred stock will be performed.  The common stock repurchase plan expires on August 31, 2016.  The current repurchase plan replaces the plan previously approved by the Board of Directors on August 5, 2014.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  The shares granted during the nine months ended September 30, 2015 consisted of 45,000 shares to the Directors of the Company.  At September 30, 2015, 175,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  In May 2015, our stockholders voted to amend the 2010 Plan to increase the number of shares of our common stock authorized under the Plan from the original 1,200,000 shares to 2,575,000 shares.  The shares granted during the nine months ended September 30, 2015 consisted of 11,592 shares through the Employee Stock Purchase Plan.  At September 30, 2015, 1,762,152 shares were available for future grants under the amended 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $425,000 and $377,000 for the three months ended September 30, 2015 and 2014, respectively. Stock–based compensation totaled $1,557,000 and $1,547,000 for the nine months ended September 30, 2015 and 2014, respectively.  At September 30, 2015, we had $699,000 of unrecognized compensation cost related to unvested stock option awards.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 0.4 years.  Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2015 and for the year ended December 31, 2014.

	2015	2014
Risk–free interest rate	0.71%	0.52%
Expected volatility	16.5%	17.3%
Expected life, in years	2.2 years	2.2 years
Expected dividend yield	2.73%	2.68%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2015 and for the year ended December 31, 2014.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	1,074,552	$46.44	$–
Options granted	57,716	53.10	–
Options exercised	(157,590)	45.97	–
Options cancelled	(20,000)	46.69	–
Options outstanding at December 31, 2014	954,678	46.92	–
Options granted	56,792	61.47	–
Options exercised	(176,184)	46.68	–
Options outstanding at September 30, 2015	835,286	$47.95	$10,839,000

Options exercisable at September 30, 2015	187,263	$51.36	$1,802,000

Options Outstanding September 30, 2015	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
778,694	$44.80 - $52.93	$46.97	0.8
56,592	$61.25 - $62.34	61.47	3.7
835,286		$47.95	0.96

Restricted Stock

The following table summarizes our restricted stock activity for the nine months ended September 30, 2015 and for the year ended December 31, 2014.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non–vested restricted shares at January 1, 2014	12,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at December 31, 2014	6,000	34.46	–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Non–vested restricted shares at September 30, 2015	–	$–	$–

Note 12 – Income Taxes

The income tax provision for the three months ended September 30, 2015 is $5,744,000 (an effective income tax rate of 31.4%).  The income tax provision and effective tax rate for the three months ended September 30, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $183,000, excluding statute of limitation expirations, and unfavorably impacted by permanent differences including nondeductible expenses of $522,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for the three months ended September 30, 2015 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,715,000 or 9.4% of income before taxes in 2015.

The income tax provision for the three months ended September 30, 2014 was $5,844,000 (an effective income tax rate of 31.3%).  The income tax provision and effective tax rate for the three months ended September 30, 2014 were favorably impacted by adjustments to unrecognized tax benefits of $16,000, excluding statute of limitation expirations and unfavorably impacted by permanent differences including nondeductible expenses of $460,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for the three months ended September 30, 2014 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,542,000 or 8.3% of income before taxes in 2014.

The income tax provision for the nine months ended September 30, 2015 is $21,638,000 (an effective income tax rate of 36.2%).  The income tax provision and effective tax rate for the nine months ended September 30, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $513,000, excluding statute of limitation expirations, and unfavorably impacted by permanent differences including nondeductible expenses of $560,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for the nine months ended September 30, 2015 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,715,000 or 2.9% of income before taxes in 2015.

The income tax provision for the nine months ended September 30, 2014 was $22,028,000 (an effective income tax rate of 36.4%).  The income tax provision and effective tax rate for the nine months ended September 30, 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $290,000 and permanent differences including nondeductible expenses of $557,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for the nine months ended September 30, 2014 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,542,000 or 2.5% of income before taxes in 2014.

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

At September 30, 2015, we had $14,292,000 of unrecognized tax benefits, composed of $9,053,000 of deferred tax assets and $5,239,000 of permanent differences.  Accrued interest and penalties of $2,444,000 relate to unrecognized tax benefits at September 30, 2015.  Unrecognized tax benefits of $5,239,000 net of federal benefit, at September 30, 2015, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,203,000 relate to these permanent differences at September 30, 2015.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning October 1, 2015, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,705,000, composed of temporary differences of $1,487,000, and permanent tax differences of $1,218,000.  Interest and penalties of $644,000 relate to these temporary and permanent difference changes within 12 months beginning September 30, 2015.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2012 (with certain state exceptions). Currently, the 2012 U.S. federal return and one state return are under examination.

Note 13 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $105,933,000 and $106,218,000 at September 30, 2015 and December 31, 2014, respectively.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of September 30, 2015, we and/or our managed centers are currently defendants in 33 such claims.

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

Beginning in 2008 and continuing through September 30, 2015, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

South Carolina Medicaid Audits

The South Carolina Office of State Auditor (“State Auditor”) conducted Medicaid cost report audits for eleven of the Company’s South Carolina skilled nursing facilities.  The State Auditor has issued audit findings for the fiscal years ending September 30, 2013 and September 30, 2014.

The Company cooperated fully with these audits and has filed administrative appeals with the South Carolina Department of Health and Human Services.  We are unable to reasonably estimate the outcome of the appeals at this time, and accordingly have not recorded a provision or charge to earnings in the consolidated financial statements.  It is possible these audits could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Financing Commitment

On May 7, 2015, the Board of Directors amended the line of credit agreement the Company has with National.  Under the previous line of credit agreement, the maximum loan commitment was $2,000,000.  Effective May 7, 2015, the maximum loan commitment has been increased to $7,000,000.  The increased commitment amount will remain in effect until December 31, 2015.  On January 1, 2016, the maximum loan commitment amount will revert back to $2,000,000.  The final maturity of the line of credit agreement remains January 20, 2018 and the interest rate on the outstanding balance remains 85% of the prime rate, or 2.76% at September 30, 2015.  As of September 30, 2015 and December 31, 2014, National had an outstanding balance on the line of credit of $4,500,000 and $0, respectively.  This outstanding balance is presented in notes receivable in the interim condensed consolidated balance sheets.

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

Note 14 – Subsequent Event

On November 3, 2015, the Series A Convertible Preferred Stock was redeemed for cash at a redemption price of $15.75 per share, plus an accrued dividend of $0.04 per share, for a total of $15.79 per share.  There were 8,290,775 shares of Preferred Stock redeemed under the mandatory redemption for approximately $130,580,000.  As of November 3, 2015, the Preferred Stock is no longer deemed outstanding, and all rights with respect to such stock ceased and terminated, except for the right of the holders to receive payment of the redemption price, without interest. The funding of the Preferred Stock redemption was provided by the Company's cash on hand and borrowings under the credit facility of approximately $110,000,000.

In lieu of redemption, at any time prior to 5:00 p.m. (EDT) on November 2, 2015, the holders of the Preferred Stock could have converted any or all of their shares into shares of the Company's common stock.  The holders electing to convert their Preferred Shares received 0.24204 shares of common stock for each Preferred Share, together with the cash payable with respect to fractional shares.  There were 2,470,917 shares of preferred stock that were converted into 597,968 shares of the Company's common stock subsequent to September 30, 2015, but prior to the redemption.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 74 long-term care centers with a total of 9,403 licensed beds, 19 assisted living facilities, five independent living facilities, and 36 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.

Occupancy

Occupancy, or census, in our skilled nursing facilities is a primary area of management focus.  For the nine months ended September 30, 2015, the total census at our owned and leased skilled nursing facilities averaged 90.0%, compared to an average of 88.9% for the same period a year ago.

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

Type of Operation	Description	Size	Location	Placed in Service
SNF/AL	Leased	120 beds / 52 units	Independence, MO	March, 2014
SNF	Leased	70 beds	Independence, MO	March, 2014
SNF/AL	Leased	130 beds / 52 units	St. Peters, MO	March, 2014
AL	Partnership	83 units	Augusta, GA	June, 2014
Psychiatric Hospital	Partnership	14 beds	Osage Beach, MO	June, 2014
SNF	New Facility	52 beds	Kingsport, TN	December,2014
SNF/AL	New Facility	92 beds/60 Units	Gallatin, TN	April, 2015
Memory Care	Partnership	60 beds	St. Peters, MO	Under construction
SNF/AL	New Facility	90 beds / 80 Units	Nashville, TN	Under construction
AL	New Facility	76 units	Bluffton, SC	Under construction
AL	New Facility	80 units	Garden City, SC	Under construction
SNF	New Facility	112 beds	Columbia, TN	Under construction

For the projects under construction at September 30, 2015, the 60-bed memory care facility located in St. Peters, Missouri is expected to begin operations during the fourth quarter of 2015 (we have a 25% ownership interest in this partnership and a management agreement to manage the operations of the facility); the 90-bed skilled nursing facility and 80-unit assisted living facility located in Nashville, Tennessee is expected to begin operations in the second or third quarter of 2016; the 76-unit assisted living facility in Bluffton, SC is expected to begin operations in the second quarter of 2016; the 80-unit assisted living facility in Garden City, SC is expected to begin operations in the third quarter of 2016; and the 112 bed replacement center that will combine the 92 beds of NHC Hillview in Columbia, Tennessee with 20 beds form the existing skilled nursing unit at Maury Regional Medical Center is expected to being operations in the third quarter of 2016.

During 2015, we plan to apply for Certificates of Need for additional beds in certain of our markets.  We also will evaluate the feasibility of expansion into new markets by building private pay health care centers or assisted living communities.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $105,933,000 at September 30, 2015 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There were no significant changes during the nine month period ended September 30, 2015 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2014 Annual Report on Form 10–K filed with the SEC.

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

For the first nine months of 2015, our average Medicare per diem rate for skilled nursing facilities increased 0.7% compared to the same period in 2014.

On July 30, 2015, CMS released its final rule outlining the fiscal year 2016 Medicare payments for skilled nursing facilities, which began October 1, 2015.  The 2016 final rule provides for an approximate 1.2% rate update.  This estimated increase consists of a 2.3% market basket increase, reduced by a 0.6% forecast error adjustment and further reduced 0.5% for a multifactor productivity adjustment required by the ACA.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2016 by $430 million compared to fiscal year 2015 levels.  The effect of the 2016 PPS rate update on our revenues will be dependent upon our census and the mix of our patients at the various PPS pay rates.

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

Effective July 1, 2015 and for the fiscal year 2016, the state of Tennessee implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning July 1, 2015 will be approximately $2,300,000 annually, or $575,000 per quarter.

Effective October 1, 2014 and for the fiscal year 2015, South Carolina implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning October 1, 2014 will be approximately $1,800,000 annually, or $450,000 per quarter.

For the first nine months of 2015, our average Medicaid per diem increased 1.2% compared to the same period in 2014. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Results for the quarter ended September 30, 2015 include a 3.3% increase in net operating revenues and a 1.9% decrease in income before income taxes compared to the same period in 2014.  Excluding the operating losses from the two newly constructed skilled nursing facilities and one assisted living facility placed in service less than twelve months ago, income before income taxes for the quarter ended September 30, 2015 would have increased 6.6% compared to the same period in 2014.

The total census at owned and leased skilled nursing facilities for the quarter averaged 89.7% compared to an average of 88.8% for the same quarter a year ago.

Medicare and managed care per diem rates at our owned and leased skilled nursing facilities increased 1.1% and 1.2%, respectively, compared to the same quarter a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 1.5% and 2.2%, respectively, compared to the same quarter a year ago.  Overall, the composite skilled nursing per diem at our owned and leased skilled nursing facilities increased 2.0% compared to the same quarter a year ago.

Net patient revenues increased $7,579,000, or 3.6%, compared to the same quarter last year.  The majority of the increase consisted of the increase in our same facility skilled nursing centers along with the three newly constructed healthcare facilities (two SNF’s and one ALF) compared to the same quarter a year ago.  The net patient revenues from our same facility skilled nursing centers increased $3,754,000 compared to the same quarter a year ago. The same facility revenue increase was driven by the census increase and also having a higher percentage of skilled patients (Medicare and managed care patients) compared to the same quarter a year ago.  The three newly operated facilities helped increase net patient revenues $2,128,000.

Other revenues decreased $416,000, or 4.0%, compared to the same quarter last year, as further detailed in Note 3 to our interim condensed consolidated financial statements.  The decrease in other revenues is primarily due to a decrease in accounting services fees.  As of October 1, 2014, the Company no longer provided accounting and financial services to seven healthcare facilities.  The discontinuation of these accounting and financial services caused other revenues in the consolidated statements of income to decrease by approximately $400,000 per quarter.  At September 30, 2015 and December 31, 2014, we provided accounting and financial services to 20 healthcare facilities.

Total costs and expenses for the third quarter of 2015 compared to the third quarter of 2014 increased $8,138,000, or 4.0%, to $211,625,000 from $203,487,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $6,198,000, or 4.8%, to $135,136,000 from $128,938,000.  Other operating expenses increased $1,251,000, or 2.3%, to $56,616,000 for the 2015 period compared to $55,365,000 for the 2014 period.  Facility rent expense increased $93,000 to $10,006,000.  Depreciation and amortization increased $634,000 to $9,273,000.  Interest expense decreased $38,000 to $594,000.

Salaries, wages and benefits as a percentage of net operating revenue was 60.0% compared to 59.1% for the three months ended September 30, 2015 and 2014, respectively.  The increase in salaries, wages and benefits is primarily due to the increased costs for therapist services ($2,746,000) and the operations of the three newly constructed healthcare facilities ($1,571,000) compared to the quarter a year ago.  We also incurred inflationary wage increases for our partners.

Other operating expenses as a percentage of net operating revenue was 25.1% compared to 25.4% for the three months ended September 30, 2015 and 2014, respectively.  The increase in other operating expenses for the current quarter was due to the operations of the three newly constructed healthcare facilities compared to the quarter a year ago ($1,718,000).

Non–operating income increased by $613,000 compared to the same period last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase in non-operating income is primarily from the increase in our dividend and interest income from our marketable securities.

The income tax provision for the three months ended September 30, 2015 is $5,744,000 (an effective income tax rate of 31.4%).  The income tax provision and effective tax rate for the three months ended September 30, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $183,000 excluding statute of limitation expirations, and unfavorably impacted by permanent differences including nondeductible expenses of $522,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for the three months ended September 30, 2015 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,715,000 or 9.4% of income before taxes in 2015.

The income tax provision for the three months ended September 30, 2014 was $5,844,000 (an effective income tax rate of 31.3%).  The income tax provision and effective tax rate for the three months ended September 30, 2014 were favorably impacted by adjustments to unrecognized tax benefits of $16,000, excluding statute of limitation expirations and unfavorably impacted by permanent differences including nondeductible expenses of $460,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for the three months ended September 30, 2014 were favorably impacted by statute of limitation expirations resulting in a benefit to the provisions of $1,542,000 or 8.3% of income before taxes in 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Results for the nine month period ended September 30, 2015 include a 4.2% increase in net operating revenues and a 1.3% decrease in income before income taxes compared to the same period in 2014.  Excluding the operating losses from the five newly constructed or leased skilled nursing facilities and three assisted living facilities placed in service less than twelve months ago, income before income taxes for the nine months ended September 30, 2015 would have increased 7.1% compared to the same period in 2014.

The total census at owned and leased skilled nursing facilities for the nine months averaged 90.0% compared to an average of 88.9% for the same period a year ago.

Medicare and managed care per diem rates at our owned and leased skilled nursing facilities each increased 0.7% compared to the nine months a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 1.2% and 2.6%, respectively, compared to the period a year ago.  Overall, the composite skilled nursing per diem at our owned and leased skilled nursing facilities increased 2.5% compared to the nine months a year ago.

Net patient revenues increased $28,672,000, or 4.7%, compared to the same period last year.  The majority of the increase consisted of the increase in our same facility skilled nursing centers along with the eight newly constructed or leased healthcare facilities (five SNF’s and three ALF’s) compared to the same nine month period a year ago.  The net patient revenues from our same facility skilled nursing centers increased $14,769,000 compared to the nine month period a year ago. The same facility revenue increase was driven by the census increase and also having a higher percentage of skilled patients (Medicare and managed care patients) compared to the nine month period a year ago.  The eight newly operated facilities helped increase net patient revenues $10,433,000.

Other revenues decreased $1,286,000, or 4.0%, compared to the same period last year, as further detailed in Note 3 to our interim condensed consolidated financial statements.  The decrease in other revenues is primarily due to a decrease in accounting services fees.  As of October 1, 2014, the Company no longer provided accounting and financial services to seven healthcare facilities.  The discontinuation of these accounting and financial services caused other revenues in the consolidated statements of income to decrease by approximately $400,000 per quarter.  At September 30, 2015 and December 31, 2014, we provide accounting and financial services to 20 healthcare facilities.

Total costs and expenses for the 2015 nine months compared to the same period in 2014 increased $28,290,000, or 4.7%, to $625,792,000 from $597,502,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $18,489,000, or 4.9%, to $392,766,000 from $374,277,000.  Other operating expenses increased $7,027,000, or 4.2%, to $173,830,000 for the 2015 period compared to $166,803,000 for the 2014 period.  Facility rent expense increased $260,000 to $29,972,000.  Depreciation and amortization increased $2,298,000 to $27,442,000.  Interest expense increased $216,000 to $1,782,000.

Salaries, wages and benefits as a percentage of net operating revenue was 58.4% compared to 58.0% for the nine months ended September 30, 2015 and 2014, respectively.  The increase in salaries, wages and benefits is primarily due to the increased costs for therapist services ($8,093,000) and the new operations of the eight healthcare facilities ($6,983,000) compared to the same nine month period a year ago.  We also incurred inflationary wage increases for our partners.

Other operating expenses as a percentage of net operating revenue were 25.8% for both the nine months ended September 30, 2015 and 2014.  The increase in other operating expenses for the current period was due to the new operations of the eight healthcare facilities compared to the same period a year ago ($6,554,000).

The increase in depreciation expense is due to the new healthcare facilities placed in service and the increase in interest expense is due to the capital leases recorded for the three Missouri healthcare facilities we began operating on March 1, 2014.

Non–operating income increased by $112,000 compared to the same nine month period last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase in non-operating income is primarily from the increase in our dividend and interest income from our marketable securities.

The income tax provision for the nine months ended September 30, 2015 is $21,638,000 (an effective income tax rate of 36.2%).  The income tax provision and effective tax rate for the nine months ended September 30, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $513,000, excluding statute of limitation expirations, and unfavorably impacted by permanent differences including nondeductible expenses of $560,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for the nine months ended September 30, 2015 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,715,000 or 2.9% of income before taxes in 2015.

The income tax provision for the nine months ended September 30, 2014 was $22,028,000 (an effective income tax rate of 36.4%).  The income tax provision and effective tax rate for the nine months ended September 30, 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $290,000 and permanent differences including nondeductible expenses of $557,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for the nine months ended September 30, 2014 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,542,000 or 2.5% of income before taxes in 2014.

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

	Nine Months Ended September 30		Nine Month Change
	2015	2014	$	%
Cash and cash equivalents at beginning of period	$69,767	$81,705	$(11,938)	(14.6)

Cash provided by operating activities	63,330	57,946	5,384	9.3

Cash used in investing activities	(47,439)	(39,941)	(7,498)	(18.8)

Cash used in financing activities	(14,877)	(22,793)	7,916	34.7

Cash and cash equivalents at end of period	$70,781	$76,917	$(6,136)	(8.0)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $63,330,000, as compared to $57,946,000 in the same period last year.  Cash provided by operating activities consisted of net income of $38,167,000, adjustments for non–cash items of $29,678,000, and cash distributions in excess of earnings from equity method investments of $2,564,000.  There was cash used for working capital in the amount of $6,630,000 and also gains on the sale of restricted marketable securities ($449,000) that offset against the positive operating cash flow items stated above.

Cash used for working capital primarily consisted of an increase in restricted cash and cash equivalents and an increase in accounts receivable. The increase in restricted cash and cash equivalents is due to NHC healthcare entities paying insurance premiums to our wholly-owned insurance companies, which restrict the cash payment.  The increase in accounts receivable is due to the timing and collection of operational activity within our skilled nursing facilities.

Investing Activities

Cash used in investing activities totaled $47,439,000 and $39,941,000 for the nine months ended September 30, 2015 and 2014, respectively.  Cash used for property and equipment additions was $38,953,000 for the nine months ended September 30, 2015 and $36,727,000 in the comparable period in 2014.  The Company made investments in unconsolidated partnerships in the amount of $373,000 and $1,675,000 for the nine months ended September 30, 2015 and 2014, respectively.  The Company made investments in notes receivable of $5,477,000 and $767,000 for the nine months ended September 30, 2015 and 2014, respectively.  The largest notes receivable investment for the 2015 nine month period was a $4,500,000 advance to National.  Purchases and sales of restricted marketable securities (including the use of restricted cash and cash equivalents) resulted in a net use of cash of $2,969,000 for the 2015 period compared to $3,050,000 for the 2014 period.

In 2015, construction costs included in additions to property and equipment include $4,124,000 for the final construction and furnishings of the 92-bed skilled nursing facility and 60-unit assisted living facility in Gallatin, Tennessee, $16,735,000 for continued construction on the 90-bed skilled nursing facility and 80-unit assisted living facility located in Nashville, Tennessee, and $1,043,000 for the acquisition of land in Hermitage, Tennessee.

Financing Activities

Net cash used in financing activities totaled $14,877,000 and $22,793,000 for the nine months ended September 30, 2015 and 2014, respectively.  Cash used for dividend payments to common and preferred stockholders totaled $21,869,000 in the current year period compared to $20,415,000 for the same period a year ago.  In the current period, $8,231,000 was provided by the issuance of common stock compared to $6,757,000 in the prior year period.  There have been no stock repurchases in the current nine month period.  In the prior year period, the Company used $6,995,000 of cash to repurchase 125,000 shares of our common stock.  Principal payment under our capital lease obligations were $2,299,000 in the current period compared to $1,693,000 for the prior year period.  The capital lease obligations began on March 1, 2014.

Table of Contractual Obligations

Our contractual obligations as of September 30, 2015 are as follows (in thousands):

	Total		1 year	2–3 Years		4–5 Years		After 5 Years
Long–term debt – principal	$10,000	$	−	$10,000	$	−	$	−
Long–term debt – interest	621		276	345		−		−
Operating leases	390,500		34,200	68,400		68,400		219,500
Construction obligations	39,815		39,815	−		−		−
Capital lease obligations	43,767		5,200	10,400		10,400		17,767
Preferred stock redemption	169,305		169,305	−		−		−
Total contractual cash obligations	$654,008		$248,796	$89,145		$78,800		$237,267

Other noncurrent liabilities for uncertain tax positions of $5,239,000, attributable to permanent differences, at September 30, 2015 have not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 12 of the interim condensed consolidated financial statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004.  We anticipate the continuation of the common dividend payments as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $70,781,000 at September 30, 2015, marketable securities of $110,567,000 at September 30, 2015, and our borrowing capacity on the credit facility.  This liquidity is expected to be adequate to meet our contractual obligations and to finance our growth and development plans in the next twelve months.

On October 7, 2015, we entered into a $175,000,000 credit facility with Bank of America.  As of November 5, 2015, we had borrowings of approximately $110,000,000 on the credit facility.  The borrowings on the credit facility were used to redeem the Company’s outstanding Preferred Stock.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $70,781,000 at September 30, 2015, marketable securities of $110,567,000 at September 30, 2015, and our borrowing capacity on the credit facility.  The maturity date on the $175,000,000 credit facility is October 7, 2020.

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

South Carolina Medicaid Audits

The South Carolina Office of State Auditor (“State Auditor”) conducted Medicaid cost report audits for eleven of the Company’s South Carolina skilled nursing facilities.  The State Auditor has issued audit findings for the fiscal years ending September 30, 2013 and September 30, 2014.

The Company cooperated fully with these audits and has filed administrative appeals with the South Carolina Department of Health and Human Services.  We are unable to reasonably estimate the outcome of the appeals at this time, and accordingly have not recorded a provision or charge to earnings in the consolidated financial statements.  It is possible these audits could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At September 30, 2015, we have available for sale debt securities in the amount of $168,824,000.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of September 30, 2015, both our long–term debt and credit facility bear interest at variable interest rates.  Based on a hypothetical credit facility borrowing of $175.0 million and our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $1,850,000.

Approximately $9.7 million of our notes receivable bear interest at variable rates.  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $97,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At September 30, 2015, the fair value of our equity marketable securities is approximately $110,567,000.  Of the $110.6 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $93.7 million, or 85%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $11.1 million.  At September 30, 2015, our equity securities had unrealized gains of $80.4 million.  Of the $80.4 million of unrealized gains, $69.0 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 13 of this Form 10–Q.

Item 1A.  Risk Factors.

During the nine months ended September 30, 2015, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.  Defaults Upon Senior Securities.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a)

List of exhibits

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.

4.1	Form of Common Stock	Incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.2	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

4.3	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

4.4	Notice of Redemption of Series A Convertible Preferred Stock	Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed on October 2, 2015

10.1	Credit Agreement dated as of October 7, 2015 among National HealthCare Corporation and Bank of America	Filed Here with

10.2	Pledge and Security Agreement dated as of October 7, 2015 between National HealthCare Corporation and Bank of America	Filed Herewith

10.3	Note dated October 7, 2015 between National HealthCare Corporation and Bank of America	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 5, 2015	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: November 5, 2015	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Accounting Officer)