Form 10-K
period 2015-12-31
NATIONAL HEALTHCARE CORP
filed 2016-02-19
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Telephone Number: 615-890-2020
____________________________
Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Name of Each Exchange on which Registered
Shares of Common Stock	NYSE MKT
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

The aggregate market value of Common Stock held by non-affiliates on June 30, 2015 (based on the closing price of such shares on the NYSE MKT) was approximately $505 million.  For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 16, 2016 was 15,005,616.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K:
The Registrant’s definitive proxy statement for its 2016 shareholder’s meeting.

TABLE OF CONTENTS

PART 1

ITEM 1.

Business

  3

ITEM 1A.

Risk Factors

12

ITEM 1B.

Unresolved Staff Comments

21

ITEM 2.

Properties

22

ITEM 3.

Legal Proceedings

27

ITEM 4.

Mine Safety Disclosures

28

PART II

ITEM 5.

Market for Registrant's Common Equity, Related Stockholder Matters, and

Issuer Purchases of Equity Securities

28

ITEM 6.

Selected Financial Data

31

ITEM 7.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

31

ITEM 7A.

Quantitative and Qualitative Disclosure About Market Risk

43

ITEM 8.

Financial Statements and Supplementary Data

45

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

86

PART IV

ITEM 15.

Exhibits and Financial Statement Schedule

87

Signatures

88

Exhibit Index

89

PART 1

ITEM 1.

BUSINESS

General Development of Business

National HealthCare Corporation, which we also refer to as NHC or the Company, began business in 1971.  Our principal business is the operation of skilled nursing facilities with associated assisted living and independent living facilities.  Our business activities include providing sub-acute and post-acute skilled nursing care, intermediate nursing care, rehabilitative care, senior living services, and home health care services.  We have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide management services, accounting and financial services, and insurance services to third party operators of health care facilities.  We also own the real estate of thirteen healthcare properties and lease these properties to third party operators.  We operate in 10 states, and our owned and leased properties are located in the Southeastern, Northeastern, and Midwestern parts of the United States.

Narrative Description of the Business

At December 31, 2015, we operate or manage 74 skilled nursing facilities with a total of 9,403 licensed beds.  These numbers include 67 centers with 8,520 beds that we lease or own and seven centers with 883 beds that we manage for others.  Of the 67 leased or owned facilities, 39 of the facilities are leased and 28 of the facilities are owned.  Of the 39 leased facilities, 35 are leased from National Health Investors, Inc. ("NHI").

Our 20 assisted living facilities (nine leased, eight owned, and three managed) have 935 units (828 units leased or owned and 107 units managed).

Our five independent living facilities (three leased, one owned, and one managed) have 475 retirement apartments (338 apartments leased or owned and 137 apartments managed).

We operate 36 homecare programs licensed in four states (Tennessee, South Carolina, Missouri and Florida) and provided 455,551 homecare patient visits to 19,711 patients in 2015.

We have a partnership agreement and a 75.1% non-controlling ownership interest in Caris Healthcare, LP (“Caris”), a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Caris provides hospice care to over 1,100 patients per day in 26 locations in Missouri, South Carolina, Tennessee, and Virginia.

We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units, sub-acute nursing units and a number of in-house pharmacies.  Similar specialty units are under consideration at a number of our centers, as well as free standing projects.

Net Patient Revenues. Health care services we provide include a comprehensive range of services.  In fiscal 2015, 95.4% of our net operating revenues were derived from such health care services.  Highlights of health care services activities during 2015 were as follows:

A.

Skilled Nursing Facilities.  The most significant portion of our business and the base for our other health care services is the operation of our skilled nursing facilities.  In our facilities, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day.  In addition, our facilities provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services.  We operate 74 skilled nursing facilities as of December 31, 2015. We manage seven facilities for third party owners.  Revenues from the 67 facilities we own or lease are reported as net patient revenues in our financial statements.  Management fee income is recorded as other revenues from the seven facilities that we manage.  We generally charge 6% to 7% of facility net operating revenues for our management services.  Occupancy in skilled nursing facilities we operate was 90.0% during the year ended December 31, 2015.

B.

Rehabilitative Services.  We provide therapy services through Professional Health Services, a subsidiary of NHC.  Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities.  We maintained a rehabilitation staff of over 1,600 highly trained, professional therapists in 2015.  The majority of our rehabilitative services are for patients in our owned and managed skilled nursing facilities.  However, we also provide services to over 75 additional health care providers.  Our rates for these services are competitive with other market rates.

C.

Medical Specialty Units.  All of our skilled nursing facilities participate in the Medicare program, and we have expanded our range of offerings by the creation of center-specific medical specialty units such as our memory care units and subacute nursing units.   Our trained staff provides care for Alzheimer’s patients in early, middle and advanced stages of the disease. We provide specialized care and programs for persons with Alzheimer’s or related disorders in dedicated units within many of our skilled nursing facilities.  Our specialized rehabilitation programs are designed to shorten or eliminate hospital stays and help to reduce the cost of quality health care. We develop individualized patient care plans to target appropriate medical and functional planning objectives with a primary goal where feasible for a return to home or a similar environment.

D.

Assisted Living Facilities.  Our assisted living facilities are dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities.  We own or lease 17 and manage three assisted living facilities.  Of these 20 centers, thirteen are located within the physical structure of a skilled nursing facility or retirement center and seven are freestanding.  In 2015, the rate of occupancy was 90.6%.  Certificates of Need are not required to build these projects and we believe that overbuilding has occurred in some of our markets.

E.

Independent Living Facilities.  Our four owned or leased and one managed independent living  facilities offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas.  Charges for services are paid from private sources without assistance from governmental programs.  Independent living centers may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need ("CON") such as is required for skilled nursing facilities.  We have, in several cases, developed independent living centers adjacent to our nursing facilities with an initial construction of 40 to 80 units.  These units are rented by the month; thus these centers offer an expansion of our continuum of care.  We believe these independent living units offer a positive marketing aspect of our skilled nursing facilities.

We have one owned retirement center which is a "continuing care community", where the resident pays a substantial entrance fee and a monthly maintenance fee.  The resident then receives a full range of services, including home health nursing, without additional charge.

F.

Homecare Programs.  Our home health care programs (we call them homecares) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities.  Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies.  Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment.  NHC operates 36 homecare licensed and Medicare-certified offices in four states (Tennessee, South Carolina, Missouri and Florida) and some of our homecare patients are previously discharged from our skilled nursing facilities.  Medicare reimbursement for homecare services is paid under a prospective payment system.  Under this payment system, we receive a prospectively determined amount per patient per 60 day episode as defined by Medicare guidelines.  Medicare episodes were 21,736 in 2014 and 21,623 in 2015.  We served 19,222 patients in 2014 and 19,711 patients in 2015.  Visits provided were 477,323 in 2014 and 455,551 in 2015.

G.

Pharmacy Operations.  At December 31, 2015, we operated four regional pharmacy operations (one each in east Tennessee, central Tennessee, South Carolina, and Missouri).  These pharmacy operations use a central location to supply pharmaceutical services (consulting and medications)

and supplies.  Regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.  Our regional pharmacies currently serve 56 owned facilities, six managed facilities, and 13 third party entities.

Other Revenues.  We generate revenues from management, accounting and financial services to third party operators of healthcare facilities, from insurance services to our managed healthcare facilities, and from rental income.  In fiscal 2015, 4.6% of our net operating revenues were derived from such sources.  The significant sources of our other revenues are described as follows:

A.

Management, Accounting and Financial Services.  We provide management services to skilled nursing facilities, assisted living facilities and independent living facilities operated by third party operators.  We typically charge 6% to 7% of the managed centers’ net operating revenues as a fee for these services.  Additionally, we provide accounting and financial services to other skilled nursing facilities or related types of entities for small operators.  No management services are provided for entities in which we provide accounting and financial services.  As of December 31, 2015, we perform management services for 11 healthcare facilities and accounting and financial services for 20 healthcare facilities.

B.

Insurance Services.  NHC owns a Tennessee domestic licensed insurance company.  The company is licensed in several states and provides workers’ compensation coverage to substantially all of NHC's operated and managed facilities in addition to other skilled nursing facilities, assisted living and independent living facilities.  A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC’s owned and managed centers.  This company elects to be taxed as a domestic subsidiary.  We also self-insure our employees’ (referred to as "partners") health insurance benefit program at a cost we believe is less than a commercially obtained policy.  Finally, we operate a long-term care insurance division, which is licensed to sell commercially underwritten long-term care policies.

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

Equity in Earnings of Unconsolidated Investments.  Earnings from investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  Our most significant equity method investment is a 75.1% non-controlling ownership interest in Caris Healthcare, L.P. ("Caris"), a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Caris currently has twenty-six locations serving four states (Missouri, South Carolina, Tennessee, and Virginia).

Development and Growth

We are undertaking to expand our post-acute and senior health care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	Acquisition	106 beds	Columbia, TN	September, 2013
SNF	Acquisition	92 beds	Columbia, TN	September, 2013
SNF	Acquisition	139 beds	Knoxville, TN	September, 2013
SNF	Acquisition	107 beds	Springfield, TN	September, 2013
SNF	Acquisition	94 beds	Madisonville, KY	September, 2013
SNF	Acquisition	112 beds	Rossville, GA	September, 2013
SNF	Leased	120 beds	Greenfield, MA	September, 2013
SNF	Leased	102 beds	Holyoke, MA	September, 2013
SNF	Leased	71 beds	Quincy, MA	September, 2013
SNF	Leased	100 beds	Taunton, MA	September, 2013
SNF	Leased	108 beds	Epsom, NH	September, 2013
SNF	Leased	114 beds	Manchester, NH	September, 2013
SNF	Leased	126 beds	Manchester, NH	September, 2013
SNF	New Facility	90 beds	Tullahoma, TN	October, 2013
SNF	Addition	50 beds	Lexington, SC	December, 2013
SNF/AL	Leased	120 beds / 52 units	Independence, MO	March, 2014
SNF	Leased	70 beds	Independence, MO	March, 2014
SNF/AL	Leased	130 beds / 52 units	St. Peters, MO	March, 2014
AL	Partnership	83 units	Augusta, GA	June, 2014
Psychiatric Hospital	Partnership	14 beds	Osage Beach, MO	June, 2014
SNF	New Facility	52 beds	Kingsport, TN	December, 2014
SNF/AL	New Facility	92 beds/60 Units	Gallatin, TN	April, 2015
Memory Care	Partnership	60 beds	St. Peters, MO	November, 2015
SNF/AL	New Facility	90 beds / 80 Units	Nashville, TN	Under construction
AL	New Facility	76 Units	Bluffton, SC	Under construction
AL	New Facility	80 Units	Garden City, SC	Under construction
SNF	New Facility	112 beds	Columbia, TN	Under construction

For the projects under construction at December 31, 2015, the 90-bed skilled nursing facility and 80-unit assisted living facility located in Nashville, Tennessee is expected to begin operations in the third quarter of 2016; the 76-unit assisted living facility in Bluffton, SC is expected to begin operations in the third quarter of 2016; the 80-unit assisted living facility in Garden City, SC is expected to begin operations in the fourth quarter of 2016; and the 112 bed replacement center that will combine the 92 beds of NHC Hillview in Columbia, Tennessee with 20 beds from the existing skilled nursing unit at Maury Regional Medical Center is expected to being operations in the fourth quarter of 2016.

During 2016, we plan to apply for Certificates of Need for additional beds in certain of our markets.  We also will evaluate the feasibility of expansion into new markets by building private pay health care centers or assisted living communities.

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

We provide centralized management and support services to NHC operated healthcare facilities.  The management and support services include operational support through the use of regional vice presidents and regional nurses, accounting and financial services, cash management, data processing, legal, consulting and services in the area of rehabilitative care.  Our personnel are employed by our administrative services affiliate, National Health Corporation ("National"), which is also responsible for overall services in the area of personnel, loss control, health insurance, education and training.  We reimburse the administrative services contractor by paying all the costs of personnel employed for our benefit as well as a fee.  National is wholly owned by the National Health Corporation Employee Stock Ownership Plan and provides its services only to us.

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

Skilled Nursing Facility Occupancy Rates

The following table shows certain information relating to occupancy rates for our owned and leased skilled nursing facilities:

	Year Ended December 31,
	2015	2014	2013
Overall census	90.0%	88.9%	89.2%

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

Certain groups of patients receive funds to pay the cost of their care from a common source.  The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2015	2014	2013
Medicare	40%	39%	40%
Medicaid	25%	26%	25%
Private Pay and Other	24%	24%	25%
Managed Care	11%	11%	10%
Total	100%	100%	100%

The source and amount of the revenues are further dependent upon (i) the licensed bed capacity of our health care facilities, (ii) the occupancy rate of the facilities, (iii) the extent to which the rehabilitative and other skilled ancillary services provided at each facility are utilized by the patients in the centers, (iv) the mix of private pay, Medicare, Managed Care and Medicaid patients, and (v) the rates paid by our various payor sources.

We attempt to attract an increased percentage of private, managed care and Medicare patients by providing rehabilitative and other post-acute care services.  These services are designed to speed the patient's recovery and allow the patient to return home as soon as it is practical.

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

Private pay, managed care, and other payment sources include commercial insurance, individual patient funds, managed care plans and the Veterans Administration. Although payment rates vary among these sources, market forces and costs largely determine these rates.  Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts.

We contract with over 60 managed care organizations ("MCO's") and insurance carriers for the provision of subacute and other medical specialty services by our owned and managed facilities.  Managed care patient days were 259,471 in 2015; 242,621 in 2014; 181,152 in 2013.

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

Medicare and Medicaid Participation

All health care centers, owned, leased or managed by us are certified to participate in Medicare.  Health care centers participating in Medicare are known as SNFs ("Skilled Nursing Facilities").  All but seven of our affiliated nursing centers participate in Medicaid.  All of our homecares (Home health agencies) participate in Medicare, which comprises over 80% of their revenue.  Homecares also participate in Medicaid.

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

Since a significant goal of federal health care reform is to transform the delivery of health care by holding providers accountable for the cost and quality of care provided, Medicare and many commercial third party payors are implementing Accountable Care Organization ("ACO") models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals.  Other reimbursement methodology reforms in which we are participating or expect to participate in include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. Also, CMS is implementing demonstration programs, in which we are participating in a limited way, to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans.  In January 2015, CMS announced its goal by 2016 to have 30% of Medicare payments through alternative payment models such as ACOs or bundled payments and up to 50% by the end of 2018.  Providers who respond successfully to these trends and are able to deliver quality care at lower costs are likely to benefit financially.

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

In July 2015, CMS released its final rule outlining the fiscal year 2016 Medicare payments for skilled nursing facilities, which began October 1, 2015.  The 2016 final rule provides for an approximate 1.2% rate update.  This estimated increase consists of a 2.3% market basket increase, reduced by a 0.6% forecast error adjustment and further reduced 0.5% for a multifactor productivity adjustment required by the ACA.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2016 by $430 million compared to fiscal year 2015 levels.  The effect of the 2016 PPS rate update on our revenues will be dependent upon our census and the mix of our patients at the various PPS pay rates.

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

In October 2015 and effective January 1, 2016, CMS released its final rule for 2016 home health prospective payment system rates.  CMS estimates that the net impact of the PPS rule will result in a 1.5% decrease ($260 million) in Medicare payments for agencies in 2016.  The payment decrease reflects the impact of a 1.9% inflation update offset by a .97% decrease to account for upcoding of claims, a 2.4% decrease required by the third year of the four-year phase-in of the rebasing adjustments, and a decrease resulting from a change in the conversion factor for non-routine medical supplies.  The final rule also establishes a value-based purchasing model set to begin January 1, 2016 for Medicare-certified agencies in nine states, including Tennessee and Florida.

In October 2014 and effective January 1, 2015, CMS released its final rule for the 2015 home health prospective payment system.  The final rule reduced home health payments overall by 0.3 percent from 2014 payment levels.  The payment decrease reflected the impact of the 2.1% home health payment update ($390 million increase) and the second year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies conversion factor (2.4% or $450 million decrease).  The final rule also made adjustments to the new home health face-to-face requirements and updated the Home Health Quality Reporting Program.

In November 2013 and effective January 1, 2014, CMS issued the final rule for 2014 home health prospective payment system rates, which included (i) a market basket increase of 2.3 percent, (ii) rebasing of Medicare reimbursement rates, with annual reductions of 3.5 percent for each of the next four years beginning January 2014, (iii) changes in the Wage Index with no overall impact and (iv) rebasing all case mix weights to 1.0 from an average case mix weight of 1.3464 in 2013, as provided for under the Affordable Care Act.  The rule also provided for changes in low utilization payments amounts and the removal of 170 diagnosis codes, among other changes.

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

Effective July 1, 2014 and for the fiscal year 2015, the state of Tennessee implemented individual skilled nursing facility rate changes.  With new state legislation being passed for the 2015 fiscal year, there are four components that impact Tennessee Medicaid reimbursement for skilled nursing facilities:  a Level I or Level II per diem, a quarterly acuity payment, a quarterly Quality Improvement in Long-Term Services and Supports ("QuILTSS") payment (which are incentives based on qualifying criteria in several categories), and an assessment fee (expense).  Effective July 1, 2014, each facility will now be charged an assessment fee based on 4.5% of net patient revenues.  The assessment fee is replacing the former bed tax fee.  In summary and for the 2015 fiscal year, the Tennessee Medicaid reimbursement changes increased income before income taxes by approximately $3,000,000 annually, or $750,000 per quarter.

Effective July 1, 2015 and for the fiscal year 2016, the state of Tennessee implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning July 1, 2015 will be approximately $4,000,000 annually, or $1,000,000 per quarter.

Effective October 1, 2014 and for the fiscal year 2015, South Carolina implemented specific individual nursing facility rate increases.  The resulting increase in revenue beginning October 1, 2014 was approximately $1,800,000 annually, or $450,000.

Effective October 1, 2015 and for the fiscal year 2016, South Carolina implemented specific individual nursing facility rate changes.  We estimate the resulting rate changes for the 2016 fiscal year will have an immaterial impact on revenues.

Competition

In most of the communities in which we operate health care centers, there are other health care centers with which we compete.  We own, lease or manage (through subsidiaries) 74 skilled nursing facilities located in nine states.  Each of these states is a certificate of need states which generally requires the state to approve the opening of any new skilled nursing facilities.  There are hundreds of operators of skilled nursing facilities in each of these states and no single operator, including us, dominates any of these state’s skilled nursing care markets, except for some small rural markets which might have only one skilled nursing facility.  In competing for patients and staff with these facilities, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations.  The reputation in the community and the physical appearance of our facilities are important in obtaining patients, since members of the patient’s family generally participate to a greater extent in selecting skilled nursing facilities than in selecting an acute care hospital.  We believe that by providing and emphasizing rehabilitative as well as skilled care services at our facilities, we are able to broaden our patient base and to differentiate our facilities from competing skilled nursing facilities.

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

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees.  In order to enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs.  We support the Foundation for Geriatric Education.  We also conduct an "Administrator in Training" course, 24 months in duration, for the professional training of administrators.  Presently, we have nine full-time individuals in this program.   Four of our six regional vice presidents, our regional administrator, and 49 of our 74 health care center administrators are graduates of this program.

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

Employees

As of December 31, 2015, our Administrative Services Contractor (National Health Corporation) had approximately 13,225 full and part time employees, who we call "Partners".  No employees are represented by a bargaining unit.  We believe our current relations with our employees are good.

Investor Information

We are subject to the reporting requirements under the Exchange Act. Consequently, we are required to file reports and information with the Securities and Exchange Commission (“SEC”), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  These reports and other information concerning our company may be accessed through the SEC's website at http://www.sec.gov.

You may also find on our website at http://www.nhccare.com electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as all press releases. We do not necessarily have these filed the same day as they are filed with the SEC or released to the public, but rather have a policy of placing these on the web site within two (2) business days of public release or SEC filing. All such filings are available free of charge. Information contained in our website is not deemed to be a part of this Annual Report.

We also maintain the following documents on the website:

•

The NHC Code of Ethics.  This Code has been adopted for all employees of our Administrative Services Contractor, Officers and Directors of the Company.  The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Business Conduct that amended, restated, and replaced the prior Code of Ethics.

•

Information on our "NHC Valuesline", which allows our staff and investors unrestricted access to our Corporate Compliance Officer, executive officers and directors.  The toll free number is 800-526-4064 and the communications may be incognito, if desired.

•

The NHC Restated Audit Committee Charter.

•

The NHC Compensation Committee Charter Restated 2013.

•

The NHC Nominating and Corporate Governance Committee Charter

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

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. We provide management and/or financial services to skilled nursing facilities, assisting living facilities and independent living facilities owned by third parties.  At December 31, 2015, we perform management services (which include financial services) for 11 such centers and accounting and financial services for an additional 20 such centers.  The "Risk Factors" contained herein as applying to us may in many instances apply equally to these other entities for which we provide services.  We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities.  Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2015, we leased or owned 67 skilled nursing facilities, 20 assisted living facilities, and five independent living facilities.  Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment.  Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers.  We are undertaking a process to allocate more aggressively capital spending within our owned and leased facilities in an effort to address issues that arise in connection with an aging physical plant.

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

Private third-party payors continue to try to reduce health care costs.   Private third-party payors are continuing their efforts to control health care costs through direct contracts with health care providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by health care providers of all or a portion of the financial risk. We could be adversely affected by the continuing efforts of private third-party payors to limit the amount of reimbursement we receive for health care services. We cannot assure you that reimbursement payment under private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Future changes in the reimbursement rates or methods of private or third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our net operating revenues.  Finally, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

We are exposed to market risk due to the fact that outstanding debt and future borrowings are or will be subject to wide fluctuations based on changing interest rates. Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices.  Our primary exposure to market risk is interest rate risk associated with variable rate borrowings.  We currently have a $175,000,000 credit agreement.  The credit agreement provides for variable rates and if market interest rates rise, so will our required interest payments on any future borrowings under the credit facility.

We currently have $120 million of debt outstanding and expect to borrow in the future to fund development and acquisitions.  In the event we incur additional indebtedness, this could have important consequences to you.  For example, it could:

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

Covenants in our Credit Agreement could restrict our activities and adversely affect our business.  Our Credit Agreement contains customary representations and financial covenants which could limit our operating flexibility and prevent us from taking advantage of business opportunities, which would put us at a competitive disadvantage.  Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements.  Our failure to comply with these covenants may result in an event of default.  If such event of default is not cured or waiver, we could suffer adverse effects on our operations, business or financial condition.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Skilled Nursing Facilities

State	City	Center Name	Affiliation	Licensed Beds	Joined NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	1973
	Moulton	NHC HealthCare, Moulton	Leased(1)	136	1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135	1989
	Rossville	NHC HealthCare, Rossville	Owned	112	1971

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194	1971
	Madisonville	NHC HealthCare, Madisonville	Owned	94	1973

Massachusetts	Greenfield	Buckley-Greenfield Health Care Center	Leased(1)	120	1999
	Holyoke	Holyoke Health Care Center	Leased(1)	102	1999
	Quincy	John Adams Health Care Center	Leased(1)	71	1999
	Taunton	Longmeadow of Taunton	Leased(1)	100	1999

Missouri	Des Peres	The Quarters at Des Peres	Managed	147	2014
	Desloge	NHC HealthCare, Desloge	Leased(1)	120	1982
	Independence	The Villages of Jackson Creek	Leased	120	2014
	Independence	The Villages of Jackson Creek Memory Care	Leased	70	2014
	Joplin	NHC HealthCare, Joplin	Leased(1)	126	1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170	1982
	Macon	Macon Health Care Center	Owned	120	1982
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	94	1982
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120	1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	1987
	St. Peters	Villages of St. Peters	Leased	130	2014
	Springfield	Springfield Rehabilitation and Health Care Center	Leased	120	1982
	Town & Country	NHC HealthCare, Town & Country	Owned	200	2001
	West Plains	NHC HealthCare, West Plains	Owned	120	1982

New Hampshire	Epsom	Epsom Health Care Center	Leased(1)	108	1999
	Manchester	Maple Leaf Health Care Center	Leased(1)	114	1999
	Manchester	Villa Crest Health Care Center	Leased(1)	126	1999

Skilled Nursing Facilities
(continued)
State	City	Center Name	Affiliation	Total Beds	Joined NHC
South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290	1973
	Bluffton	NHC HealthCare, Bluffton	Owned	120	2010
	Charleston	NHC HealthCare, Charleston	Owned	88	2009
	Clinton	NHC HealthCare, Clinton	Owned	131	1993
	Columbia	NHC HealthCare, Parklane	Owned	180	1997
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152	1973
	Greenville	NHC HealthCare, Greenville	Owned	176	1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176	1973
	Lexington	NHC HealthCare, Lexington	Owned	170	1994
	Mauldin	NHC HealthCare, Mauldin	Owned	180	1997
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148	1992
	North Augusta	NHC HealthCare, North Augusta	Owned	192	1991
	Sumter	NHC HealthCare, Sumter	Managed	138	1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	88	1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	200	1971
	Columbia	NHC HealthCare, Columbia	Owned	106	1973
	Columbia	NHC HealthCare, Hillview	Owned	92	1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94	1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191	1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	110	1976
	Farragut	NHC HealthCare, Farragut	Owned	100	1998
	Franklin	NHC Place, Cool Springs	Owned	180	2004
	Franklin	NHC HealthCare, Franklin	Leased(1)	80	1979
	Gallatin	NHC Place, Sumner	Owned	92	2015
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	1971
	Kingsport	NHC HealthCare, Kingsport	Owned	52	2014
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	166	1977
	Knoxville	Holston Health & Rehabilitation Center	Owned	94	2009
	Knoxville	NHC HealthCare, Knoxville	Owned	129	1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96	1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60	1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100	1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60	1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	125	1971
	Milan	NHC HealthCare, Milan	Leased(1)	117	1971
	Murfreesboro	AdamsPlace	Owned	90	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	1974
	Nashville	The Health Center of Richland Place	Managed	107	1992
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	120	1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102	1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72	1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	105	1975
	Springfield	NHC HealthCare, Springfield	Owned	107	1973
	Tullahoma	NHC HealthCare, Tullahoma	Owned	90	2013

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120	1973

Assisted Living Units

State	City	Center	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Georgia	Evans	Camellia Walk Assisted Living and Memory Care	Owned(3)	83

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26
	Independence	The Villages of Jackson Creek	Leased	52
	St. Peters	Villages of St. Peters	Owned(4)	52
	St. Peters	Villages of St. Peters Memory Care	Managed	60

New Hampshire	Manchester	Villa Crest Assisted Living	Leased(1)	29

South Carolina	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Franklin	NHC Place, Cool Springs	Owned	89
	Gallatin	NHC Place, Sumner	Owned	60
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	2
	Murfreesboro	AdamsPlace	Owned	83
	Nashville	Richland Place	Managed	24
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units	Est.
Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152	1984

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30	1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63	1987
	Murfreesboro	AdamsPlace	Owned	93	1997
	Nashville	Richland Place Retirement Apts.	Managed	137	1993

Homecare Programs

State	City	Homecare Programs	Affiliation	Est.
Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned	1994
	Chipley	NHC HomeCare of Chipley	Owned	1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned	1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned	1999
	Panama City	NHC HomeCare of Panama City	Owned	1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned	1994
	Quincy	NHC HomeCare of Quincy	Owned	1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned	1997

Missouri	St. Louis	NHC HomeCare of St. Louis	Owned	2012

South Carolina	Aiken	NHC HomeCare of Aiken	Owned	1996
	Bluffton	NHC HomeCare of Beaufort	Owned	2013
	Greenville	NHC HomeCare of Greenville	Owned	2007
	Greenwood	NHC HomeCare of Greenwood	Owned	1996
	Laurens	NHC HomeCare of Laurens	Owned	1996
	Murrells Inlet	NHC HomeCare of Murrells Inlet	Owned	2013
	Rock Hill	NHC HomeCare of Piedmont	Owned	2010
	Summerville	NHC HomeCare of Low Country	Owned	2010
	West Columbia	NHC HomeCare of Midlands	Owned	2010

Tennessee	Athens	NHC HomeCare of Athens	Owned	1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned	1985
	Columbia	NHC HomeCare of Columbia	Owned	1977
	Cookeville	NHC HomeCare of Cookeville	Owned	1976
	Dickson	NHC HomeCare of Dickson	Owned	1977
	Franklin	NHC HomeCare of Franklin	Owned	2007
	Hendersonville	NHC HomeCare of Hendersonville	Owned	2010
	Johnson City	NHC HomeCare of Johnson City	Owned	1978
	Knoxville	NHC HomeCare of Knoxville	Owned	1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned	1977
	Lewisburg	NHC HomeCare of Lewisburg	Owned	1977
	McMinnville	NHC HomeCare of McMinnville	Owned	1976
	Milan	NHC HomeCare of Milan	Owned	1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned	1976
	Pulaski	NHC HomeCare of Pulaski	Owned	1985
	Somerville	NHC HomeCare of Somerville	Owned	1983
	Sparta	NHC HomeCare of Sparta	Owned	1984
	Springfield	NHC HomeCare of Springfield	Owned	1984

Hospice Programs

State	City	Hospice Programs	Affiliation	Est.
Missouri	St. Louis	Caris Healthcare – St. Louis	Caris	2014
	Kansas City	Caris Healthcare – Kansas City	Caris	2015

South Carolina	Anderson	Caris Healthcare – Anderson	Caris	2008
	Charleston	Caris Healthcare – Charleston	Caris	2008
	Columbia	Caris Healthcare – Columbia	Caris	2008
	Greenville	Caris Healthcare – Greenville	Caris	2007
	Greenwood	Caris Healthcare – Greenwood	Caris	2011
	Myrtle Beach	Caris Healthcare – Myrtle Beach	Caris	2008
	Sumter	Caris Healthcare – Sumter	Caris	2008

Tennessee	Athens	Caris Healthcare – Athens	Caris	2006
	Chattanooga	Caris Healthcare – Chattanooga	Caris	2005
	Columbia	Caris Healthcare – Columbia	Caris	2004
	Cookeville	Caris Healthcare – Cookeville	Caris	2004
	Crossville	Caris Healthcare – Crossville	Caris	2009
	Dickson	Caris Healthcare – Dickson	Caris	2007
	Greenville	Caris Healthcare – Greenville	Caris	2007
	Johnson City	Caris Healthcare – Johnson City	Caris	2004
	Knoxville	Caris Healthcare – Knoxville	Caris	2004
	Lenoir City	Caris Healthcare – Lenoir City	Caris	2008
	Milan	Caris Healthcare – Milan	Caris	2004
	Murfreesboro	Caris Healthcare – Murfreesboro	Caris	2005
	Nashville	Caris Healthcare – Nashville	Caris	2004
	Sevierville	Caris Healthcare – Sevierville	Caris	2007
	Somerville	Caris Healthcare – Somerville	Caris	2005
	Springfield	Caris Healthcare – Springfield	Caris	2006

Virginia	Bristol	Caris Healthcare – Bristol	Caris	2011

(1)Leased from NHI

(2)NHC HealthCare/Fort Sanders is owned by a separate limited partnership.  The Company owns 25% of the partnership interest and provides management services to Fort Sanders.

(3)Camellia Walk Assisted Living and Memory Care is owned by a separate limited liability company.  The Company owns 10% of the partnership interest and provides management services to Camellia Walk Assisted Living and Memory Care.

(4)Villages of St. Peters Memory Care is owned by a separate limited liability company.  The Company owns 25% of the partnership interest and provides management services to the Villages of St. Peters Memory Care.

Healthcare Facilities Leased to Others

The following table includes certain information regarding Healthcare Facilities which are owned by us and leased to others:

Name of Facility	Location	No. of Beds
Skilled Nursing Facilities
Solaris HealthCare North Naples	Naples, FL	60
Solaris HealthCare Coconut Creek	Coconut Creek, FL	120
Solaris HealthCare Daytona	Daytona Beach, FL	73
Solaris HealthCare Imperial	Naples, FL	113
Solaris HealthCare Windermere	Orlando, FL	120
Solaris HealthCare Charlotte Harbor	Port Charlotte, FL	180
The Health Center at Standifer Place	Chattanooga, TN	444
Solaris HealthCare Lake City	Lake City, FL	120
Solaris HealthCare Pensacola	Pensacola, FL	180

Assisted Living		No. of Units
Solaris Senior Living Vero Beach	Vero Beach, FL	135
Solaris Senior Living Merritt Island	Merritt Island, FL	95
Solaris Senior Living Stuart	Stuart, FL	100
Standifer Place Assisted Living	Chattanooga, TN	74

ITEM 3.

LEGAL PROCEEDINGS

General and Professional Liability Insurance and Lawsuits

The health care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by skilled nursing facilities and their employees in providing care to residents.  As of December 31, 2015, we and/or our managed facilities are currently defendants in 32 such claims covering the years 2006 through December 31, 2015.

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

Beginning in 2008 and continuing through 2015, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly-owned captive insurance company.

As a result of the terms of our insurance policies and our use of a wholly-owned insurance company, we have retained significant self-insured risk with respect to general and professional liability.  We use independent actuaries to assist management in estimating our exposures for claims obligations (for both asserted and unasserted claims) related to exposures in excess of coverage limits, and we maintain reserves for these obligations.  It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

General Litigation

Civil Investigation Demand

On December 19, 2013, the Company was served with a civil investigative demand from the U.S. Department of Justice ("DOJ") and the Office of the U.S. Attorney for the Eastern District of Tennessee requesting the production of documents and interrogatory responses regarding the billing and medical necessity of certain rehabilitative therapy services.  Based upon our review, the request appears to relate to services provided at our skilled nursing facilities based in Knoxville, Tennessee.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of National HealthCare Corporation are listed on the NYSE MKT exchange under the symbol NHC.  The closing price for the NHC common shares on February 18, 2016 was $62.59.  On December 31, 2015, NHC had approximately 5,700 stockholders, comprised of approximately 2,100 stockholders of record and an additional 3,600 stockholders indicated by security position listings.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC's common shares.

	Stock Prices		Cash Dividends
	High	Low	Declared
2015
1st Quarter	$66.00	$60.70	$.34
2nd Quarter	66.42	60.30	.40
3rd Quarter	66.50	58.98	.40
4th Quarter	69.40	59.68	.40

2014
1st Quarter	$56.91	$49.06	$.32
2nd Quarter	58.15	50.91	.34
3rd Quarter	58.92	54.39	.34
4th Quarter	64.66	54.33	.34

Although we intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.

Preferred Stock

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

In lieu of redemption, the holders of the Preferred Stock could have converted any or all of their shares into shares of the Company's common stock.  The holders electing to convert their Preferred Shares received 0.24204 shares of common stock for each Preferred Share, together with the cash payable with respect to fractional shares.  There were 2,548,561 shares of preferred stock that were converted into 616,757 shares of the Company's common stock during the 2015 year.

Stock Repurchase Programs

On May 7, 2015, the Board of Directors authorized two stock repurchase programs, one that will allow for repurchase of up to $25 million of its common stock and one that allowed for the repurchase of up to $25 million of its preferred stock.  As of November 3, 2015, all of the Company’s preferred stock has been redeemed.  Therefore, no future repurchases of the preferred stock will be performed.  The common stock repurchase plan expires on August 31, 2016.  No repurchases of common stock have been executed under the current program.

Under previously approved repurchase plans, the Company repurchased 125,000 shares of its common stock on August 11, 2014 for a total cost of $6,995,000.  On February 19, 2013, the Company repurchased 100,000 shares for a total cost of $4,700,000.  These two repurchases were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

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

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	621,390	48.15	1,938,154
Equity compensation plans not approved by security holders	–	–	–
Total	621,390	48.15	1,938,154

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2010 through December 31, 2015 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index").  Cumulative total stockholder return assumes the reinvestment of all dividends.  Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulative Total Return

$250
$200
$150
$100
$50

	2010	2011	2012	2013	2014	2015
NHC	$100	$93	$110	$129	$154	$155
S & P 500	$100	$102	$118	$157	$178	$181
S & P Health Care Index	$100	$110	$127	$176	$217	$228

NHC   S & P 500   S & P Health Care Index

ITEM 6.

SELECTED FINANCIAL DATA

The following selected financial information has been derived from the consolidated financial statements of National HealthCare Corporation and should be read in conjunction with those financial statements, accompanying footnotes and Management’s Discussion and Analysis.

	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Operating Data:
Net operating revenues	$906,622	$871,683	$788,957	$761,002	$773,242
Total costs and expenses	(839,496)	(803,672)	(716,876)	(692,766)	(694,391)
Non-operating income	18,148	17,182	30,095	25,245	20,533
Income before income taxes	85,274	85,193	102,176	93,481	99,384
Income tax provision	(32,131)	(31,824)	(37,563)	(34,181)	(34,394)
Net income	53,143	53,369	64,613	59,300	64,990
Dividends to preferred stockholders	(6,819)	(8,670)	(8,671)	(8,671)	(8,671)
Net income available to common stockholders	46,324	44,699	55,942	50,629	56,319

Earnings per common share:
Basic	$3.34	$3.24	$4.05	$3.65	$4.09
Diluted	3.20	3.14	3.87	3.57	3.96

Cash dividends declared:
Per preferred share	$.64	$.80	$.80	$.80	$.80
Per common share	1.54	1.34	1.26	2.20	1.18

Balance Sheet Data:
Total assets	$1,045,329	$1,074,123	$984,358	$924,700	$870,424
Accrued risk reserves	98,508	106,218	110,557	110,331	98,732
Long-term debt	120,000	10,000	10,000	10,000	10,000
Stockholders’ equity	630,996	734,148	688,112	656,148	606,869

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of post-acute care and senior health care services.  At December 31, 2015 we operate or manage 74 skilled nursing facilities with 9,403 licensed beds, 20 assisted living facilities, five independent living facilities, and 36 homecare programs located in ten states.  These operations are provided by separately funded and maintained subsidiaries.  We have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide management services, accounting and financial services, and insurance services to third party operators of healthcare properties.  We also own the real estate of thirteen healthcare properties and lease these properties to third party operators.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities.  The overall census in owned and leased skilled nursing facilities for 2015 was 90.0% compared to 88.9% and 89.2% in 2014 and 2013, respectively.  Increased availability of assisted living facilities, as well as the rapid growth of home and community based services, has amplified the challenge of maintaining desirable patient census levels.  Management has undertaken a number of steps in order to best position our current and future health care facilities.  This includes working internally to examine and improve systems to be most responsive to referral sources and payors.  Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post-acute alliances in positioning ourselves to be an active participant in the health delivery systems as they develop.

Development and Growth

We are undertaking to expand our long-term care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	Acquisition	106 beds	Columbia, TN	September, 2013
SNF	Acquisition	92 beds	Columbia, TN	September, 2013
SNF	Acquisition	139 beds	Knoxville, TN	September, 2013
SNF	Acquisition	107 beds	Springfield, TN	September, 2013
SNF	Acquisition	94 beds	Madisonville, KY	September, 2013
SNF	Acquisition	112 beds	Rossville, GA	September, 2013
SNF	Leased	120 beds	Greenfield, MA	September, 2013
SNF	Leased	102 beds	Holyoke, MA	September, 2013
SNF	Leased	71 beds	Quincy, MA	September, 2013
SNF	Leased	100 beds	Taunton, MA	September, 2013
SNF	Leased	108 beds	Epsom, NH	September, 2013
SNF	Leased	114 beds	Manchester, NH	September, 2013
SNF	Leased	126 beds	Manchester, NH	September, 2013
SNF	New Facility	90 beds	Tullahoma, TN	October, 2013
SNF	Addition	50 beds	Lexington, SC	December, 2013
SNF/AL	Leased	120 beds / 52 units	Independence, MO	March, 2014
SNF	Leased	70 beds	Independence, MO	March, 2014
SNF/AL	Leased	130 beds / 52 units	St. Peters, MO	March, 2014
AL	Partnership	83 units	Augusta, GA	June, 2014
Psychiatric Hospital	Partnership	14 beds	Osage Beach, MO	June, 2014
SNF	New Facility	52 beds	Kingsport, TN	December, 2014
SNF/AL	New Facility	92 beds/60 Units	Gallatin, TN	April, 2015
Memory Care	Partnership	60 beds	St. Peters, MO	November, 2015
SNF/AL	New Facility	90 beds / 80 Units	Nashville, TN	Under construction
AL	New Facility	76 Units	Bluffton, SC	Under construction
AL	New Facility	80 Units	Garden City, SC	Under construction
SNF	New Facility	112 beds	Columbia, TN	Under construction

For the projects under construction at December 31, 2015, the 90-bed skilled nursing facility and 80-unit assisted living facility located in Nashville, Tennessee is expected to begin operations in the third quarter of 2016; the 76-unit assisted living facility in Bluffton, SC is expected to begin operations in the third quarter of 2016; the 80-unit assisted living facility in Garden City, SC is expected to begin operations in the fourth quarter of 2016; and the 112 bed replacement center that will combine the 92 beds of NHC Hillview in Columbia, Tennessee with 20 beds from the existing skilled nursing unit at Maury Regional Medical Center is expected to being operations in the fourth quarter of 2016.

During 2016, we plan to apply for Certificates of Need for additional beds in certain of our markets.  We also will evaluate the feasibility of expansion into new markets by building private pay health care centers or assisted living communities.

Medicare Reimbursement Rate Changes

In July 2015, CMS released its final rule outlining the fiscal year 2016 Medicare payments for skilled nursing facilities, which began October 1, 2015.  The 2016 final rule provides for an approximate 1.2% rate update.  This estimated increase consists of a 2.3% market basket increase, reduced by a 0.6% forecast error adjustment and further reduced 0.5% for a multifactor productivity adjustment required by the ACA.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2016 by $430 million compared to fiscal year 2015 levels.  The effect of the 2016 PPS rate update on our revenues will be dependent upon our census and the mix of our patients at the various PPS pay rates.

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

For 2015, our average Medicare per diem rate for skilled nursing facilities increased 0.9% compared to the same period in 2014.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $98,508,000 and $106,218,000 at December 31, 2015 and 2014, respectively, and are a primary area of management focus.  We have set aside restricted cash and marketable securities to fund our professional liability and workers’ compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition - Third Party Payors

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $16,654,000 and $22,931,000 as of December 31, 2015 and 2014, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

Revenue Recognition - Private Pay

For private pay patients in skilled nursing or assisted living facilities, we bill room and board charges for the current month with payment being due upon receipt of the statement in the month the services are performed.  Charges for ancillary, pharmacy, therapy and other services to private patients are billed in the month following the performance of services; however, all billings are recognized as revenue when the services are performed.

Revenue Recognition - Subordination of Fees and Uncertain Collections

We provide management services to healthcare operators and to others we provide accounting and financial services.  We generally charge 6% to 7% of net operating revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services.  Our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided.  However, under the terms of our management contracts, payments for our management services are subject to subordination to other expenditures of the long-term care center being managed.  Furthermore, for certain of the third parties with whom we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that collection is not reasonably assured, our policy is to recognize revenues only in the period in which the amounts are realized.  We may receive payment for the unpaid and unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the centers or proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future cash flows will occur.  The realization of such previously unrecognized revenue could cause our reported net income to vary significantly from period to period.

We agree to subordinate our fees to the other expenses of a managed center because we believe we know how to improve the quality of patient services and finances of a skilled nursing or assisted living facility and because subordinating our fees demonstrates to the owner and employees of the managed center how confident we are of the impact we can have in making the center operations successful.  We may continue to provide services to certain managed centers despite not being fully paid currently so that we may be able to collect unpaid fees in the future from improved operating results and because the incremental savings from discontinuing services to a center may be small compared to the potential benefit.  Also, we may benefit from providing other ancillary services to the managed center.

Accrued Risk Reserves

We are principally self-insured for risks related to employee health insurance, workers’ compensation and professional and general liability claims.  Our accrued risk reserves primarily represent the accrual for self-insured risks associated with employee health insurance, workers’ compensation and professional and general liability claims.  The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims.  Our policy with respect to a significant portion of our workers’ compensation and professional and general liability claims is to use an actuary to assist management in estimating our exposure for claims obligations (for both asserted and unasserted claims).  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis.

Professional liability remains an area of particular concern to us.  The entire health care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  As of December 31, 2015, we and/or our managed centers are defendants in 32 such claims inclusive of years 2006 through 2015.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

Since a significant goal of federal health care reform is to transform the delivery of health care by holding providers accountable for the cost and quality of care provided, Medicare and many commercial third party payors are implementing Accountable Care Organization ("ACO") models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals.  Other reimbursement methodology reforms in which we are participating or expect to participate in include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. Also, CMS is implementing demonstration programs, in which we are participating in a limited way, to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans.  In January 2015, CMS announced its goal by 2016 to have 30% of Medicare payments through alternative payment models such as ACOs or bundled payments and up to 50% by the end of 2018.  Providers who respond successfully to these trends and are able to deliver quality care at lower costs are likely to benefit financially.

Medicare – Skilled Nursing Facilities

In July 2015, CMS released its final rule outlining the fiscal year 2016 Medicare payments for skilled nursing facilities, which began October 1, 2015.  The 2016 final rule provides for an approximate 1.2% rate update.  This estimated increase consists of a 2.3% market basket increase, reduced by a 0.6% forecast error adjustment and further reduced 0.5% for a multifactor productivity adjustment required by the ACA.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2016 by $430 million compared to fiscal year 2015 levels.  The effect of the 2016 PPS rate update on our revenues will be dependent upon our census and the mix of our patients at the various PPS pay rates.

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

For 2015, our average Medicare per diem rate for skilled nursing facilities increased 0.9% compared to the same period in 2014.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Medicare – Homecare Programs

In October 2015 and effective January 1, 2016, CMS released its final rule for 2016 home health prospective payment system rates.  CMS estimates that the net impact of the PPS rule will result in a 1.5% decrease ($260 million) in Medicare payments for agencies in 2016.  The payment decrease reflects the impact of a 1.9% inflation update offset by a .97% decrease to account for upcoding of claims, a 2.4% decrease required by the third year of the four-year phase-in of the rebasing adjustments, and a decrease resulting from a change in the conversion factor for non-routine medical supplies.  The final rule also establishes a value-based purchasing model set to begin January 1, 2016 for Medicare-certified agencies in nine states, including Tennessee and Florida.

In October 2014 and effective January 1, 2015, CMS released its final rule for the 2015 home health prospective payment system.  The final rule reduced home health payments overall by 0.3 percent from 2014 payment levels.  The payment decrease reflected the impact of the 2.1% home health payment update ($390 million increase) and the second year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies conversion factor (2.4% or $450 million decrease).  The final rule also made adjustments to the new home health face-to-face requirements and updated the Home Health Quality Reporting Program.

In November 2013 and effective January 1, 2014, CMS issued the final rule for 2014 home health prospective payment system rates, which included (i) a market basket increase of 2.3 percent, (ii) rebasing of Medicare reimbursement rates, with annual reductions of 3.5 percent for each of the next four years beginning January 2014, (iii) changes in the Wage Index with no overall impact and (iv) rebasing all case mix weights to 1.0 from an average case mix weight of 1.3464 in 2013, as provided for under the Affordable Care Act.  The rule also provided for changes in low utilization payments amounts and the removal of 170 diagnosis codes, among other changes.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2014 and for the fiscal year 2015, the state of Tennessee implemented individual skilled nursing facility rate changes.  With new state legislation being passed for the 2015 fiscal year, there are four components that impact Tennessee Medicaid reimbursement for skilled nursing facilities:  a Level I or Level II per diem, a quarterly acuity payment, a quarterly Quality Improvement in Long-Term Services and Supports ("QuILTSS") payment (which are incentives based on qualifying criteria in several categories), and an assessment fee (expense).  Effective July 1, 2014, each facility will now be charged an assessment fee based on 4.5% of net patient revenues.  The assessment fee is replacing the former bed tax fee.  In summary and for the 2015 fiscal year, the Tennessee Medicaid reimbursement changes increased income before income taxes by approximately $3,000,000 annually, or $750,000 per quarter.

Effective July 1, 2015 and for the fiscal year 2016, the state of Tennessee implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning July 1, 2015 will be approximately $4,000,000 annually, or $1,000,000 per quarter.

Effective October 1, 2014 and for the fiscal year 2015, South Carolina implemented specific individual nursing facility rate increases.  The resulting increase in revenue beginning October 1, 2014 was approximately $1,800,000 annually, or $450,000.

Effective October 1, 2015 and for the fiscal year 2016, South Carolina implemented specific individual nursing facility rate changes.  We estimate the resulting rate changes for the 2016 fiscal year will have an immaterial impact on revenues.

Overall our average Medicaid per diem increased 1.6% in 2015 compared to 2014. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  The Deficit Reduction Act includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net operating revenues for the years ended December 31, 2015, 2014 and 2013.

Percentage of Net Operating Revenues

	Year Ended December 31,
	2015	2014	2013
Revenues:
Net patient revenues	95.4%	95.1%	93.3%
Other revenues	4.6	4.9	6.7
Net operating revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	58.8	58.5	57.5
Other operating	25.0	24.9	24.7
Rent	4.4	4.7	5.0
Depreciation and amortization	4.1	3.9	3.6
Interest	0.3	0.2	0.0
Total costs and expenses	92.6	92.2	90.8
Income before non-operating income	7.4	7.8	9.2
Non-operating income	2.0	2.0	3.8
Income before income taxes	9.4	9.8	13.0
Income tax provision	(3.5)	(3.7)	(4.8)
Net income	5.9	6.1	8.2
Dividends to preferred stockholders	(0.8)	(1.0)	(1.1)
Net income available to common stockholders	5.1	5.1	7.1

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)

	2015 vs. 2014		2014 vs. 2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$35,559	4.3	$93,450	12.7
Other revenues	(620)	(1.5)	(10,724)	(20.2)
Net operating revenues	34,939	4.0	82,726	10.5
Costs and Expenses:
Salaries, wages and benefits	22,486	4.4	56,689	12.5
Other operating	9,929	4.6	22,154	11.4
Rent	236	0.6	282	0.7
Depreciation and amortization	2,730	7.9	5,837	20.4
Interest	443	20.5	1,834	554.1
Total costs and expenses	35,824	4.5	86,796	12.1
Income before non-operating income	(885)	(1.3)	(4,070)	(5.6)
Non-operating income	966	5.6	(12,913)	(42.9)
Income before income taxes	81	0.1	(16,983)	(16.6)
Income tax provision	(307)	1.0	5,739	(15.3)
Net income	(226)	(0.4)	(11,244)	(17.4)
Dividends paid to preferred stockholders	1,851	(21.3)	1	0.0
Net income available to common stockholders	$1,625	3.6	$(11,243)	(20.1)

2015 Compared to 2014

Results for 2015 compared to 2014 include a 4.0% increase in net operating revenues and a 0.1% increase in income before income taxes.  Excluding the operations of the two newly constructed skilled nursing facilities and one assisted living facility placed in service less than twelve months ago, net operating revenues would have increased 3.2% and income before income taxes for the year ended December 31, 2015 would have increased 6.2% compared to 2014.

The overall average census in owned and leased skilled nursing facilities for 2015 was 90.0% compared to 88.9% in 2014.  The composite skilled nursing facility per diem increased 2.6% in 2015 compared to 2014.  Medicare and Managed Care per diem rates increased 0.9% and 1.1%, respectively, in 2015 compared to 2014.  Medicaid and private pay per diem rates increased 1.6% and 2.7%, respectively, in 2015 compared to 2014.

Net patient revenues totaled $864,846,000, an increase of $35,559,000, or 4.3%, compared to the prior year.  The majority of the increase in net patient revenues was derived from our same-facility skilled nursing facilities ($24,769,000).  These centers benefitted from a census increase in 2015 of 110 basis points and a higher percentage of Medicare and Managed Care patients compared to 2014.  Three newly constructed healthcare properties that began operations in December 2014 and April 2015 enhanced net patient revenues by $7,129,000 compared to the prior year.

Other revenues this year were $41,776,000, a decrease of $620,000, or 1.5%, as further detailed in Note 3 of the consolidated financial statements.  Other revenues in 2015 include management and accounting service fees of $14,586,000 ($15,184,000 in 2014), insurance services revenue of $7,012,000 ($7,215,000 in 2014) and rental revenues of $19,191,000 ($19,123,000 in 2014).

The decrease in other revenues was primarily the result of the discontinuance of accounting and financial services to seven healthcare facilities beginning October 1, 2014 ($1,200,000 decrease in 2015).

At December 31, 2015, the Company provides accounting and financial services to 20 healthcare facilities (compared to 20 at December 31, 2014).  No management services are provided for entities in which we provide accounting and financial services.

We provide management services for seven skilled nursing facilities, three assisted living facilities, and one independent living facility.

As to rental revenues, effective January 1, 2016, we entered into a new triple net lease agreement for eleven of the thirteen healthcare properties that we own and lease to third party operators.  The new lease agreement is for a ten year period and is expected to increase rental income by approximately $2,000,000 annually over the previous lease agreement.

Total costs and expenses for 2015 increased $35,824,000 or 4.5%, to $839,496,000 from $803,672,000 in 2014.

 Salaries, wages and benefits, the largest operating costs of the company, increased $22,486,000, or 4.4%, to $532,735,000 from $510,249,000.  These costs were 59% of net operating revenues for both 2015 and 2014.  The same-facility nursing center increase for 2015 ($15,912,000) includes increased costs for therapy services ($11,223,000), health insurance ($2,574,000) and inflationary wage increases.  Three newly constructed healthcare properties that began operations in December 2014 and April 2015 increased salaries, wages and benefits by $4,990,000.

Other operating expenses increased $9,929,000, or 4.6%, to $227,072,000 for 2015 compared to $217,143,000 in 2014.  These costs were 25% of net operating revenues for both 2015 and 2014.  The increase in other operating expenses is primarily due to the new operations of the three healthcare facilities compared to the prior year ($5,855,000).

Rent expense increased $236,000, or 0.6%, to $39,967,000.

Depreciation and amortization increased 7.9% to $37,114,000.  The majority of the increase in depreciation expense is due to the three newly constructed healthcare facilities.

Interest expense increased to $2,608,000 from $2,165,000 in 2014.  The increase ($443,000) in interest expense is primarily from the line of credit borrowings that took place during the fourth quarter of 2015 when the Company’s Preferred Stock was redeemed.  At December 31, 2015, we have $110 million outstanding on our credit facility compared to $-0- in the prior year.

Non-operating income in 2015 increased $966,000, or 5.6%, to $18,148,000, as further detailed in Note 4 of the consolidated financial statements.  The increase in non-operating income is primarily from the increased interest and dividend income from our marketable securities and our restricted marketable securities ($1,796,000).  The increase in investment income is offset in part by a decrease ($707,000) in earnings from our largest equity method investment (Caris).

The income tax provision for 2015 is $32,131,000 (an effective income tax rate of 37.7%).  The income tax provision and effective tax rate for 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $2,674,000, excluding statute of limitation expirations, and favorably impacted by permanent differences including nondeductible expenses of $(15,000) resulting in an increase in the provision.  The income tax provision and effective tax rate for 2015 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $2,141,000 or 2.5% of income before taxes in 2015.

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

The effective tax rate for 2016 is expected to be in the range of 35% to 39%.

2014 Compared to 2013

Results for 2014 compared to 2013 include a 10.5% increase in net operating revenues and a 16.6% decrease in income before income taxes.

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

Other revenues this year decreased $10,724,000, or 20.2%, to $42,396,000, as further detailed in Note 3 of the Company’s 2014 Form 10-K.  Other revenues in 2014 include management and accounting service fees of $15,184,000 ($18,160,000 in 2013) and insurance services revenue of $7,215,000 ($15,143,000 in 2013).  Rental income was $19,123,000 in 2014 ($19,132,000 in 2013).

At December 31, 2014, NHC provided management services for eight skilled nursing facilities, two assisted living facilities, and one independent living facility.  During the 2014 year, we began managing two new healthcare facilities.  In February 2014, we assumed management of a 147-bed skilled nursing facility located in Des Peres, Missouri.  In June 2014, we began managing an 83-unit assisted living facility located in Augusta, Georgia.

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

At December 31, 2014, the Company provided accounting and financial services to 20 healthcare facilities (compared to 27 at December 31, 2013).  No management services are provided for entities in which we provide accounting and financial services.

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

Salaries, wages and benefits as a percentage of net operating revenues was 58.5% and 57.5% for the years ended December 31, 2015 and 2013, respectively.  The increase in salaries, wages and benefits is primarily due to the new operations of the twelve newly constructed or leased healthcare facilities compared to the prior year ($43,319,000).  We also had increased costs for therapist services of $4,864,000, increased cost related to our self-insured health insurance plan of $3,168,000 compared to the 2013 year, and inflationary wage increases for the Company’s partners.

Other operating expense as a percentage of net operating revenues was 24.9% and 24.7% for the years ended December 31, 2015 and 2013, respectively.  The increase in other operating expenses is primarily due to the new operations of the twelve newly constructed or leased healthcare facilities compared to the prior year ($28,973,000).  The 2014 increase in other operating expenses was offset in part by the 2013 expenses incurred by providing management and insurance services for the SeniorTrust and ElderTrust non-profit organizations.  Since the Company was no longer providing these services in 2014, other operating expenses decreased by approximately $6,398,000 compared to the 2013 year.

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

The increase in depreciation expense is due to the new skilled nursing facilities and the increase in interest expense is due to the capital leases recorded for the three Missouri healthcare facilities we began operating during the first quarter of 2014.

Non-operating income in 2014 decreased $12,913,000, or 42.9%, to $17,182,000, as further detailed in Note 4 of the Company’s 2014 Form 10-K.  The decrease is primarily due to our equity method investment in Caris, a hospice provider, which decreased $6,196,000 in 2014 compared to the prior year.  The decrease is also due to the 2013 event in which a gain was recorded in the prior year on the recovery of notes receivable ($5,454,000) from the collection of certain notes receivable.  The Company also has two new equity method investments in 2014:  a 60% non-controlling ownership interests in a 14-bed geriatric psychiatric hospital in Osage Beach, Missouri and 10% ownership interest in an 83-unit assisted living facility in Augusta, Georgia.  These two equity method investments decreased non-operating income by $1,222,000 in 2014 compared to 2013.

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

	Year Ended		One Year Change		Year Ended	Two Year Change
	12/31/15	12/31/14	$	%	12/31/13	$	%
Cash and cash equivalents at beginning of period	$69,767	$81,705	$(11,938)	(14.6)	$66,701	$3,066	4.6

Cash provided by operating activities	73,963	75,694	(1,731)	(2.3)	102,348	(28,385)	(27.7)

Cash used in investing activities	(63,847)	(57,508)	(6,339)	(11.0)	(56,300)	(7,547)	(13.4)

Cash used in financing activities	(41,675)	(30,124)	(11,551)	(38.3)	(31,044)	(10,631)	(34.2)

Cash and cash equivalents at end of period	$38,208	$69,767	$(31,559)	(45.2)	$81,705	$(43,497)	(53.2)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2015 was $73,963,000 as compared to $75,694,000 and $102,348,000 for the years ended December 31, 2014 and 2013, respectively.  In 2015, cash provided by operating activities consisted of net income of $53,143,000, adjustments for non-cash items of $45,031,000, and $24,305,000 was used for working capital.  The Company also had cash provided by distributions from equity method investments that exceeded equity method earnings of $660,000, which was offset by the gains on the sale of marketable securities of $566,000,

Working capital primarily consisted of an increase in restricted cash and cash equivalents of $9,392,000, an increase in accounts receivable of $11,835,000, a decrease in amounts due to third party payors of $6,277,000, and a decrease in accrued risk reserves of $7,710,000.

The increase in restricted cash and cash equivalents is from NHC and other healthcare facilities paying insurance premiums into NHC insurance companies, which restrict the cash payment.  The increase in accounts receivable is from the new operations of the three healthcare facilities that began operating during the 2015 year and also the timing of collections of accounts receivable from some of our managed healthcare facilities.  The decrease in amounts due to third party payors is primarily due to the payback of funds involving the South Carolina Medicaid cost report audit that is currently under appeal.  The decrease in accrued risk reserves is due to payments of claims and adjustments to estimates within our self-insured workers’ compensation and professional liability companies.

Investing Activities

Cash used in investing activities totaled $63,847,000 for the year ended December 31, 2015, as compared to $57,508,000 and $56,300,000 for the years ended December 31, 2014 and 2013, respectively.  Cash used for property and equipment additions was $58,416,000, $53,298,000, and $43,438,000 for the years ended December 31, 2015 and 2014 and 2013, respectively.  In 2015 and 2014, cash was used to make investments into unconsolidated partnerships in the amount of $674,000 and $1,975,000, respectively.  In 2015 and 2014, cash was used to make investments into notes receivable in the amounts of $5,676,000 and $767,000, respectively.  Cash provided by collections of notes receivable was $4,948,000 in 2015 compared to $2,389,000 and $11,865,000 in 2014 and 2013, respectively.  Purchases and sales of marketable securities resulted in a net use of cash of $4,029,000 in 2015 compared to $3,856,000 and $3,727,000 in 2014 and 2013, respectively.

Construction costs included in additions to property and equipment in 2015 include $25,403,000 for the construction and current development of a 90-bed skilled nursing facility and 80-unit assisted living facility in Nashville, Tennessee; $4,704,000 for the construction completion of the 92-bed skilled nursing facility and 60-unit assisted living facility in Gallatin, Tennessee; $6,028,000 for the construction and current development of two assisted living facilities in South Carolina; and $2,477,000 for the construction and current development of the 112-bed skilled nursing facility in Columbia, Tennessee, which is the partnership between NHC and Maury Regional Medical Center.

The purchases of marketable securities were funded from restricted cash and cash equivalents to earn a better rate of return.  In 2013, the collections of notes receivable increased substantially due to the payoff of four promissory notes in the amount of $10,587,000.

Financing Activities

Net cash used in financing activities totaled $41,675,000, $30,124,000 and $31,044,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

On November 3, 2015, the Series A Convertible Preferred Stock was redeemed for cash at a redemption price of $15.75 per share, plus an accrued dividend of $0.04 per share, for a total of $15.79 per share.  There were 8,288,098 shares of Preferred Stock redeemed under the mandatory redemption for approximately $130,538,000.  The funding of the Preferred Stock redemption was provided by the Company’s cash on hand and borrowings under the credit facility of approximately $110,000,000.  Dividends paid to preferred stockholders were $8,986,000 in 2015 and $8,670,000 and $8,671,000 in 2014 and 2013, respectively.  As of November 3, 2015, the Preferred Stock is no longer deemed outstanding, and all rights with respect to such stock ceased and terminated, except for the right of the holders to receive payment of the redemption price, without interest.  With the redemption of the Preferred Stock, the Company expects to increase its cash flows from financing activities by approximately $5,500,000 to $6,500,000 annually.

Dividends paid to common stockholders for the 2015 year were $21,089,000 compared to $18,704,000 and $17,469,000 in 2014 and 2013, respectively.  Proceeds from the issuance of common stock, primarily from the exercise of stock options, totaled $10,634,000 in 2015 compared to $7,429,000 and $991,000 for 2014 and 2013, respectively.  On March 1, 2014, the Company entered into capital lease agreements to operate three skilled nursing facilities in the state of Missouri.  The principal payments under the capital lease obligations were $3,089,000 for 2015 and $2,436,000 for the 2014 year.  Our continuing care retirement center issued entrance fee deposit refunds of $354,000 and $501,000 in 2015 and 2014, respectively, compared to accepting deposits of $40,000 in 2013.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2015 are as follows (in 000’s):

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt principal	$120,000	$–	$10,000	$110,000	$–
Long-term debt – interest	9,215	2,105	3,912	3,198	–
Construction obligations	29,850	29,850	–	–	–
Operating and capital leases	424,416	39,400	78,800	78,800	227,416
Total contractual cash obligations	$583,481	$71,355	$92,712	$191,998	$227,416

Income taxes payable for uncertain tax positions under ASC 740 of $5,831,000 attributable to permanent differences, at December 31, 2015 has not been included in the above table because of the inability to estimate the period in which payment is expected to occur.  See Note 12 of the consolidated financial statements for a discussion on income taxes.

Short-term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities.  In addition to cash flows from operations, our current cash on hand of $38,208,000, marketable securities of $116,168,000 and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long-term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $38,208,000, marketable securities of $116,168,000, and our borrowing capacity on the credit facility.  At December 31, 2015, the outstanding balance on the credit facility is $110,000,000; therefore, leaving $65,000,000 available for future borrowings.  The maturity date on the credit facility is October 7, 2020.  The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

At December 31, 2015, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit.  We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2015, we did not participate in any such financial investments.

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

Interest Rate Risk

The fair values of our fixed-income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At December 31, 2015, we have available for sale debt marketable securities in the amount of $169,866,000.  The fixed income portfolio is comprised of investments with primarily short-term and intermediate-term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed income portfolio allows our insurance company subsidiaries to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet obligations.  At December 31, 2015, our debt marketable securities had gross realized gains of $929,000 and gross unrealized losses of $2,237,000.

As of December 31, 2015, both our long-term debt and credit facility bear interest at variable interest rates.  Currently, we have long-term debt outstanding of $120.0 million.  Based on our outstanding long-term debt, a 1% change in interest rates would change our interest cost by approximately $1,200,000.

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

Credit Risk

Credit risk is managed by diversifying the fixed income portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings.  Corporate debt securities and mortgage-backed securities comprise approximately 77.7% of the fair value of the fixed income portfolio.  At December 31, 2015, the credit quality ratings for our fixed income portfolio consisted of the following investment grades (as a percent of fair value): 31.0% AAA rated, 12.7% AA rated, 42.2% A rated, and 14.1% BBB rated.

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At December 31, 2015, the fair value of our equity marketable securities is approximately $116,168,000.  Of the $116.2 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $99,257,000, or 85.4%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $11,617,000.  At December 31, 2015, our equity marketable securities had unrealized gains of $85,992,000.  Of the $85,992,000 unrealized gains, $74,523,000 is related to NHI.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index and Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National HealthCare Corporation at December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of deferred tax assets and liabilities as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, effective December 31, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National HealthCare Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 19, 2016

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Net patient revenues	$864,846	$829,287	$735,837
Other revenues	41,776	42,396	53,120
Net operating revenues	906,622	871,683	788,957

Costs and Expenses:
Salaries, wages and benefits	532,735	510,249	453,560
Other operating	227,072	217,143	194,989
Facility rent	39,967	39,731	39,449
Depreciation and amortization	37,114	34,384	28,547
Interest	2,608	2,165	331
Total costs and expenses	839,496	803,672	716,876

Income Before Non-Operating Income	67,126	68,011	72,081
Non-Operating Income	18,148	17,182	30,095

Income Before Income Taxes	85,274	85,193	102,176
Income Tax Provision	(32,131)	(31,824)	(37,563)
Net Income	53,143	53,369	64,613

Dividends to Preferred Stockholders	(6,819)	(8,670)	(8,671)

Net Income Available to Common Stockholders	$46,324	$44,699	$55,942

Earnings Per Common Share:
Basic	$3.34	$3.24	$4.05
Diluted	$3.20	$3.14	$3.87

Weighted Average Common Shares Outstanding:
Basic	13,889,134	13,816,095	13,829,626
Diluted	14,491,433	14,222,133	16,698,803

Dividends Declared Per Common Share	$1.54	$1.34	$1.26

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net Income	$53,143	$53,369	$64,613

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investments in marketable securities	(17,740)	30,416	(7,211)
Reclassification adjustment for realized gains on sale of securities	(566)	(379)	(39)
Income tax (expense) benefit related to items of other comprehensive income (loss)	7,062	(11,614)	2,627
Other comprehensive income (loss), net of tax	(11,244)	18,423	(4,623)

Comprehensive Income	$41,899	$71,792	$59,990

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$38,208	$69,767
Restricted cash and cash equivalents	8,793	7,020
Marketable securities	116,168	132,535
Restricted marketable securities	18,276	19,805
Accounts receivable, less allowance for doubtful
accounts of $5,583 and $5,738, respectively	84,095	78,843
Inventories	7,568	7,127
Prepaid expenses and other assets	2,171	2,260
Notes receivable, current portion	460	441
Federal income tax receivable	3,203	4,727
Total current assets	278,942	322,525

Property and Equipment:
Property and equipment, at cost	875,287	821,792
Accumulated depreciation and amortization	(339,241)	(307,048)
Net property and equipment	536,046	514,744

Other Assets:
Restricted cash and cash equivalents	2,313	3,631
Restricted marketable securities	151,590	138,468
Deposits and other assets	8,451	8,791
Goodwill	17,600	17,600
Notes receivable, less current portion	12,704	12,548
Deferred income taxes	–	18,700
Investments in limited liability companies	37,683	37,116
Total other assets	230,341	236,854
Total assets	$1,045,329	$1,074,123

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$20,128	$15,877
Capital lease obligations, current portion	3,279	3,088
Accrued payroll	65,338	59,859
Amounts due to third party payors	16,654	22,931
Accrued risk reserves, current portion	27,069	26,825
Deferred income taxes	–	35,506
Other current liabilities	12,192	12,472
Dividends payable	5,996	7,000
Total current liabilities	150,656	183,558

Long-term debt	120,000	10,000
Capital lease obligations, less current portion	30,228	33,508
Accrued risk reserves, less current portion	71,439	79,393
Refundable entrance fees	9,865	10,219
Obligation to provide future services	3,440	3,927
Deferred income taxes	9,096	–
Other noncurrent liabilities	16,294	16,011

Deferred revenue	3,315	3,359

Stockholders' Equity:
Series A convertible preferred stock; $.01 par value; 25,000,000 shares authorized; -0- and 10,836,659 shares, respectively, issued and outstanding; stated at liquidation value of $15.75 per share	–	170,494
Common stock, $.01 par value; 30,000,000 shares authorized; 15,000,616 and 14,110,859 shares, respectively, issued and outstanding	150	140
Capital in excess of par value	209,469	154,965
Retained earnings	368,013	343,941
Accumulated other comprehensive income	53,364	64,608
Total stockholders’ equity	630,996	734,148
Total liabilities and stockholders’ equity	$1,045,329	$1,074,123

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$53,143	$53,369	$64,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,114	34,384	28,547
Provision for doubtful accounts	6,583	6,228	5,226
Equity in earnings of unconsolidated investments	(5,845)	(6,675)	(14,188)
Distributions from unconsolidated investments	6,505	10,288	15,473
Gains on sale of marketable securities	(566)	(379)	(39)
Gain on recovery of notes receivable	–	–	(5,454)
Deferred income taxes	(648)	(1,434)	(2,404)
Stock-based compensation	1,982	2,021	2,298
Changes in operating assets and liabilities, net of the effect of acquisitions:
Restricted cash and cash equivalents	(9,392)	(6,245)	(10,405)
Accounts receivable	(11,835)	(5,215)	(13,778)
Income tax receivable	1,524	(4,727)	5,933
Inventories	(441)	19	(486)
Prepaid expenses and other assets	89	(2,587)	(76)
Trade accounts payable	4,251	2,827	2,495
Accrued payroll	5,479	(3,603)	26,219
Amounts due to third party payors	(6,277)	1,312	2,352
Other current liabilities and accrued risk reserves	(7,455)	(5,652)	(6,401)
Obligation to provide future services	(487)	238	1,898
Other noncurrent liabilities	283	1,486	635
Deferred revenue	(44)	39	(110)
Net cash provided by operating activities	73,963	75,694	102,348
Cash Flows From Investing Activities:
Additions to property and equipment	(58,416)	(53,298)	(43,438)
Investments in unconsolidated limited liability companies	(674)	(1,975)	–
Acquisition of real estate of six skilled nursing facilities	–	–	(21,000)
Acquisition of non-controlling interest	–	(768)	–
Investments in notes receivable	(5,676)	(767)	–
Collections of notes receivable	4,948	3,156	11,865
Decrease in restricted cash and cash equivalents	8,937	9,523	8,039
Purchases of marketable securities	(60,540)	(62,165)	(93,155)
Sale of marketable securities	47,574	48,786	81,389
Net cash used in investing activities	(63,847)	(57,508)	(56,300)
Cash Flows From Financing Activities:
Borrowings under credit facility	110,000	–	–
Redemption of preferred shareholders	(130,538)	–	–
Tax benefit (expense) from stock-based compensation	1,942	201	(225)
Principal payments under capital lease obligations	(3,089)	(2,436)	–
Dividends paid to preferred stockholders	(8,986)	(8,670)	(8,671)
Dividends paid to common stockholders	(21,089)	(18,704)	(17,469)
Issuance of common shares	10,634	7,429	991
Repurchase of common shares	–	(6,995)	(4,700)
Debt issuance costs	(601)	–	–
Entrance fee deposits (refunds)	(354)	(501)	40
Increase in deposits	406	(448)	(1,010)
Net cash used in financing activities	(41,675)	(30,124)	(31,044)
Net Increase (Decrease) in Cash and Cash Equivalents	(31,559)	(11,938)	15,004
Cash and Cash Equivalents, Beginning of Period	69,767	81,705	66,701
Cash and Cash Equivalents, End of Period	$38,208	$69,767	$81,705

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued)

	Year Ended December 31,
(in thousands)	2015	2014	2013
Supplemental Information:
Cash payments for interest	$2,965	$2,242	$497

Cash payments for income taxes	29,183	36,642	34,273

Non-cash financing and investing activities include:

Buildings, personal property, and obligations recorded under capital lease agreements	–	39,032	–

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity
Balance at January 1, 2013	10,838,412	$170,514	14,158,127	$141	$154,692	$279,993	$50,808	$656,148
Net income	–	–	–	–	–	64,613	–	64,613
Other comprehensive loss	–	–	–	–	–	–	(4,623)	(4,623)
Stock-based compensation	–	–	–	–	2,298	–	–	2,298
Tax expense from exercise of stock options	–	–	–	–	(225)	–	–	(225)
Shares sold – options exercised	–	–	19,722	–	991	–	–	991
Repurchase of common shares	–	–	(100,000)	(1)	(4,699)	–	–	(4,700)
Shares issued in conversion of preferred stock to common stock	(747)	(4)	179	–	4	–	–	–
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,671)	–	(8,671)
Dividends declared to common stockholders ($1.26 per share)	–	–	–	–	–	(17,719)	–	(17,719)
Balance at December 31, 2013	10,837,665	$170,510	14,078,028	$140	$153,061	$318,216	$46,185	$688,112
Net income	–	–	–	–	–	53,369	–	53,369
Other comprehensive income	–	–	–	–	–	–	18,423	18,423
Stock-based compensation	–	–	–	–	2,021	–	–	2,021
Tax benefit from exercise of stock options	–	–	–	–	201	–	–	201
Shares sold – options exercised	–	–	157,590	1	7,428	–	–	7,429
Repurchase of common shares	–	–	(125,000)	(1)	(6,994)	–	–	(6,995)
Shares issued in conversion of preferred stock to common stock	(1,006)	(16)	241	–	16	–	–	–
Acquisition of noncontrolling interest	–	–	–		(768)	–	–	(768)
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,670)	–	(8,670)
Dividends declared to common stockholders ($1.34 per share)	–	–	–	–	–	(18,974)	–	(18,974)
Balance at December 31, 2014	10,836,659	$170,494	14,110,859	$140	$154,965	$343,941	$64,608	$734,148
Net income	–	–	–	–	–	53,143	–	53,143
Other comprehensive loss	–	–	–	–	–	–	(11,244)	(11,244)
Stock-based compensation	–	–	–	–	1,982	–	–	1,982
Tax benefit from exercise of stock options	–	–	–	–	1,942	–	–	1,942
Shares sold – options exercised	–	–	273,000	3	10,631	–	–	10,634
Shares issued in conversion of preferred stock to common stock	(2,548,561)	(39,956)	616,757	7	39,949	–	–	–
Redemption of preferred stock	(8,288,098)	(130,538)	–	–	–	–	–	(130,538)
Dividends declared to preferred stockholders ($0.64 per share)	–	–	–	–	–	(6,819)	–	(6,819)
Dividends declared to common stockholders ($1.54 per share)	–	–	–	–	–	(22,252)	–	(22,252)
Balance at December 31, 2015	–	$–	15,000,616	$150	$209,469	$368,013	$53,364	$630,996

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

National HealthCare Corporation ("NHC" or "the Company") operates, manages or provides services to skilled nursing facilities, assisted living facilities, independent living facilities, and home health care programs located in 10 Southeastern, Northeastern and Midwestern states in the United States.  The most significant part of our business relates to skilled and intermediate nursing care in which setting we provide assisted living and retirement services, rehabilitative therapy services, and home health care.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  The health care environment has continually undergone changes with regard to Federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues.  We continually monitor these industry developments as well as other factors that affect our business.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

For private pay patients in skilled nursing, assisted living and independent living facilities, the Company bills for room and board charges, with the remittance being due on receipt of the statement and generally by the 10th day of the month the services are performed. A portion of the episodic Medicare payments for home health services are also received in advance of the services being rendered.  All advance billings are initially deferred and then are recognized as revenue when the services are performed.

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

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents.  The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services.  The assignment of patients to the various RUG categories is subject to post-payment review by Medicare intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements.  We have made provisions of approximately $16,654,000 and $22,931,000 as of December 31, 2015 and 2014, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

Other Revenues

As discussed in Note 3 other revenues include revenues from the provision of insurance services, management and accounting services to other long-term care providers, and rental income.  Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income as earned over the related policy period.  We charge for management services based on a percentage of net revenues.  We charge for accounting services based on a monthly fee or a fixed fee per bed of the long-term care center under contract.  We generally record other revenues on the accrual basis based on the terms of our contractual arrangements.  However, with respect to management and accounting services revenue from certain long-term care providers, including but not limited to National Health Corporation ("National")  as discussed in Note 3, where collection is not reasonably assured based on insufficient historical collections and the lack of expected future collections, our policy is to recognize income only in the period in which collection is assured and the amounts at question are believed by management to be fixed or determined.

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

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of income.  The provisions for doubtful accounts were $6,583,000, $6,228,000, and $5,226,000 for 2015, 2014 and 2013, respectively.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items.  Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, which were $34.7 million, $36.2 million, and $40.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Accrued Risk Reserves

We are principally self-insured for risks related to employee health insurance and utilize wholly-owned limited purpose insurance companies for workers’ compensation and professional liability claims.  Accrued risk reserves primarily represent the accrual for risks associated with employee health insurance, workers’ compensation and professional liability claims.  The accrued risk reserves include a liability for unpaid reported claims and estimates for incurred but unreported claims.  Our policy with respect to a significant portion of our workers’ compensation and professional and general liability claims is to use an actuary to assist management in estimating our exposure for claims obligation (for both asserted and unasserted claims).  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of income in the period first identified.

Other Current Liabilities

Other current liabilities primarily represent accruals for current federal and state income taxes, real estate taxes and other current liabilities.

Continuing Care Contracts and Refundable Entrance Fees

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contract provides that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees when residents relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of December 31, 2015 and December 31, 2014 were $9,865,000 and $10,219,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  At December 31, 2015 and 2014, we have recorded a future service obligation in the amounts of $3,440,000 and $3,927,000, respectively.

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

Segment Disclosures

ASC Topic 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to stockholders.  Management believes that substantially all of our operations are part of the post-acute health care industry segment. See Note 3 for a detail of other revenues provided by our operations within the post-acute health care industry segment.  Information about the costs and expenses associated with each of the components of other revenues is not separately identifiable.

New Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-01, “Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)”. ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value.  ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income.  ASU No. 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.   Adopting ASU No. 2016-01 may result in a cumulative effect adjustment to the Company’s retained earnings as of the beginning of the year of adoption.  We are currently evaluating the potential effects of adopting the provisions of ASU No. 2016-01.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this guidance as of December 31, 2015 and to apply the guidance prospectively to the 2015 presentation.  Because the application of this guidance affects classification only, such reclassifications did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, "Imputation of Interest (Sub-Topic 835.30):  Simplifying the Presentation of Debt Issuance Costs".  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  In August 2015, the FASB issued ASU 2015-15 clarifying the application of this guidance to line of credit arrangements.  The amendments in the ASUs are effective retrospectively for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted for financial statements not previously issued.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This standard changes the requirements for reporting discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The standard limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.  This standard is effective for the Company on a prospective basis for annual periods beginning on January 1, 2015 and interim periods within that year.  This standard did not have a material impact on our consolidated financial statements.

Note 2 – Relationship with National Health Corporation

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

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000.  At December 31, 2015, National did not have an outstanding balance on the line of credit.

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

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation in the ESOP.  National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance.  We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs.  Such costs of personnel totaling approximately $532,735,000, $510,249,000, and $453,560,000, for 2015, 2014 and 2013 respectively, are reflected as salaries, wages and benefits in the accompanying consolidated statements of income.  The administrative fee paid to National for 2015, 2014, and 2013 was $4,542,000, $4,395,000, and $3,693,000, respectively.  At December 31, 2015, the Company has recorded $3,965,000 in accounts receivable and $4,439,000 in accounts payable in the consolidated balance sheets as a result of the timing differences between interim payments for payroll and employee benefits services costs.  At December 31, 2014, the Company recorded $2,155,000 in accounts receivable in the consolidated balance sheets as a result of these timing differences.

National’s Ownership of Our Stock

At December 31, 2015, National owns 1,214,763 shares (or approximately 8.1%) of our outstanding common stock.

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

Note 3 – Other Revenues

Other revenues are outlined in the table below.  Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly-owned insurance subsidiaries have written for certain healthcare operators to which we provide management or accounting services. Revenues from management and accounting services include fees provided to manage and provide accounting services to other healthcare operators.  Revenues from rental income include health care real estate properties owned by us and leased to third party operators.  Other revenues include miscellaneous health care related earnings.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Insurance services	$7,012	$7,215	$15,143
Management and accounting service fees	14,586	15,184	18,160
Rental income	19,191	19,123	19,132
Other	987	874	685
	$41,776	$42,396	$53,120

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 were $4,215,000, $4,434,000, and $7,720,000, respectively.  Associated losses and expenses are reflected in the consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 were $2,797,000, $2,781,000, and $3,418,000, respectively.  Associated losses and expenses including those for self–insurance are included in the consolidated statements of income as "Other operating costs and expenses".

Management Fees from National

We have managed skilled nursing facilities for National since 1988, and we currently manage five centers.  See Note 2 regarding our relationship with National.

During 2015, 2014 and 2013, National paid and we recognized approximately $3,599,000, $3,544,000, and $3,491,000, respectively, of management fees and interest on management fees.  Unrecognized and unpaid management fees and interest on management fees from National total $21,345,000, $21,338,000, and $21,349,000 at December 31, 2015, 2014 and 2013, respectively.  We have recognized approximately $44,764,000 of management fees and interest from these facilities since 1988.

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

Management Fees and Financial and Accounting Services for Other Healthcare Centers

During 2015 and 2014, we provided management services to six healthcare facilities (in addition to the five National centers) operated by third party owners.  For the years ended December 31, 2015 and 2014, we recognized management fees of $2,490,000 and $2,205,000 from these centers, respectively.  During 2013, we provided management services to 21 healthcare centers and recognized management fees of $4,413,000 from these centers.

During 2015, we provided accounting and financial services to 20 healthcare facilities.  During 2014 and 2013, we provided accounting and financial services to 27 healthcare facilities. No management services are provided for entities in which we provide accounting and financial services.

Rental Income

The health care properties currently owned and leased to third party operators are located in the states of Florida and Tennessee.  These properties consist of nine skilled nursing facilities and four assisted living facilities.  Effective January 1, 2016, we entered into a new triple net lease agreement for eleven of the thirteen properties.  The new lease agreement is for a ten year period and ends on December 31, 2025.

Note 4 – Non-Operating Income

Non-operating income is outlined in the table below.  Non-operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on securities, interest income, and other miscellaneous non-operating income.  Our most significant equity method investment is a 75.1% non-controlling ownership interest in Caris, a business that specializes in hospice care services.  See Note 16 for additional disclosures regarding Caris.  For the year ended December 31, 2013, the gain on the recovery of notes receivable was due to the collection of certain notes receivable.  The Company had previously written down these notes due to their deteriorated credit qualities.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Equity in earnings of unconsolidated investments	$5,845	$6,675	$14,188
Dividends and net realized gains on sales of securities	6,809	5,957	5,216
Interest income	5,494	4,550	5,237
Gain on the recovery of notes receivable	–	–	5,454
	$18,148	$17,182	$30,095

Note 5 – Long-Term Leases

Capital Leases

Effective March 1, 2014, NHC began leasing and operating three senior healthcare facilities in the state of Missouri under three separate lease agreements.  Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility.  Each of the leases is a ten year lease with two five-year renewal options.  Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year. The leases also contain certain non-performance default provisions which resulted in capital lease classification.  However, the initial measurement and recording of the capital lease assets and obligations does not include any expected payments under such default provisions, as the Company does not expect to incur an obligation for such payments.

Fixed assets recorded under the capital leases, which are included in property and equipment in the consolidated balance sheets, are as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(7,196)	(3,271)
	$31,836	$35,761

Operating Leases

At December 31, 2015, we lease from National Health Investors, Inc. ("NHI") the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements.  As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third party operator.

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

Base rent expense under both NHI lease agreements totals $34,200,000.  Percentage rent under the leases is based on a quarterly calculation of revenue increases and is payable on a quarterly basis.  Percentage rent expense under both leases for 2015, 2014, and 2013 was approximately $2,510,000, $2,334,000, and $2,526,000, respectively.

Each lease with NHI is a "triple net lease" under which we are responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities.  We are obligated at our expense to maintain adequate insurance on the facilities' assets.

We have a right of first refusal with NHI to purchase any of the properties should NHI receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at December 31, 2015 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2016	$34,200	$5,200
2017	34,200	5,200
2018	34,200	5,200
2019	34,200	5,200
2020	34,200	5,200
Thereafter	210,950	16,466
Total minimum lease payments	$381,950	$42,466
Less: Amounts representing interest		(8,959)
Present value of minimum lease payments		33,507
Less: Current portion		(3,279)
Long-term capital lease obligations		$30,228

Note 6 – Earning Per Share

 The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share.

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands, except share and per share amounts)
Basic:
Weighted average common shares outstanding	13,889,134	13,816,095	13,829,626
Net income	$53,143	$53,369	$64,613
Dividends to preferred stockholders	6,819	8,670	8,671
Net income available to common stockholders	$46,324	$44,699	$55,942
Earnings per common share, basic	$3.34	$3.24	$4.05

Diluted:
Weighted average common shares outstanding	13,889,134	13,816,095	13,829,626
Dilutive effect of stock options	144,793	73,678	9,091
Dilutive effect of restricted stock	1,183	3,691	4,740
Dilutive effect of contingent issuable stock	456,323	328,669	232,118
Convertible preferred stock	–	–	2,623,228
Assumed average common shares outstanding	14,491,433	14,222,133	16,698,803

Net income available to common stockholders	$46,324	$44,699	$55,942
Add dilutive preferred stock dividends for effect of assumed conversion of preferred stock	–	–	8,671

Net income for diluted earnings per common share	$46,324	$44,699	$64,613
Earnings per common share, diluted	$3.20	$3.14	$3.87

For the year ended December 31, 2013, 929,000 shares associated with stock options have been excluded in the table above due to their antidilutive impact.

Note 7 – Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.  Marketable securities and restricted marketable securities consist of the following:

	December 31, 2015		December 31, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$116,168	$30,176	$132,535
Restricted investments available for sale:
Corporate debt securities	71,960	71,143	68,594	68,916
Mortgage-backed securities	61,645	60,910	63,351	63,252
U.S. Treasury securities	21,123	21,033	14,623	14,728
State and municipal securities	16,446	16,780	11,074	11,377
	$201,350	$286,034	$187,818	$290,808

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	December 31, 2015			December 31, 2014
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$99,257	1,630,642	$24,734	$114,080

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	December 31, 2015		December 31, 2014
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$23,291	$23,273	$11,161	$11,190
1 to 5 years	74,747	74,671	83,542	84,028
6 to 10 years	71,442	70,223	58,863	58,872
Over 10 years	1,694	1,699	4,076	4,183
	$171,174	$169,866	$157,642	$158,273

Gross unrealized gains related to available for sale securities are $86,921,000 and $103,814,000 as of December 31, 2015 and 2014, respectively.  Gross unrealized losses related to available for sale securities were $2,237,000 and $824,000 as of December 31, 2015 and 2014, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  As a result, the Company recognized no other-than-temporary impairments for the years ended December 31, 2015 and 2014.

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2015, 2014 and 2013 were $47,574,000, $48,786,000, and $81,389,000, respectively.  Net investment gains of $566,000, $379,000, and $39,000 were realized on these sales during the years ended December 31, 2015, 2014, and 2013, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2015 or 2014.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2015, 2014, or 2013.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long-term debt approximates fair value due to variable interest rates.  At December 31, 2015 and 2014, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2015 and December 31, 2014 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2015	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$38,208	$38,208	$–	$–
Restricted cash and cash equivalents	11,106	11,106	–	–
Marketable equity securities	116,168	116,168	–	–
Corporate debt securities	71,143	32,683	38,460	–
Mortgage-backed securities	60,910	–	60,910	–
U.S. Treasury securities	21,033	21,033	–	–
State and municipal securities	16,780	–	16,780	–
Total financial assets	$335,348	$219,198	$116,150	$–

	Fair Value Measurements Using
December 31, 2014	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$69,767	$69,767	$–	$–
Restricted cash and cash equivalents	10,651	10,651	–	–
Marketable equity securities	132,535	132,535	–	–
Corporate debt securities	68,916	39,909	29,007	–
Mortgage-backed securities	63,252	–	63,252	–
U.S. Treasury securities	14,728	14,728	–	–
State and municipal securities	11,377	2,216	9,161	–
Total financial assets	$371,226	$269,806	$101,420	$–

Note 9 – Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2015	2014
	(in thousands)
Land	$59,831	$58,672
Leasehold improvements	103,445	98,302
Buildings and improvements	507,627	487,021
Furniture and equipment	150,357	142,110
Construction in progress	54,027	35,687
	875,287	821,792
Less: Accumulated depreciation	(339,241)	(307,048)
	$536,046	$514,744

The Company estimates the cost to complete construction in progress is approximately $29,850,000 at December 31, 2015.

Note 10 – Notes Receivable

At December 31, 2015 and 2014, we have notes receivable from managed and other skilled nursing facilities totaling $13,164,000 and $12,989,000, respectively, reflected in the accompanying consolidated balance sheets.  The notes are first and second mortgages with interest rates ranging from prime plus 2% to 8% fixed rate with periodic payments required prior to maturity.  The notes mature in the years from 2016 through 2023.  The proceeds of the notes were used by the skilled nursing facilities for construction costs, development costs incurred during construction, and working capital.

Note 11 – Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Interest Rate at		December 31,
	Dec. 31, 2015	Maturities	2015	2014
Credit Facility, interest payable monthly	Variable, 1.6%	2020	$110,000	$–

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 3.0%	2018	10,000	10,000
			120,000	10,000
Less current portion			–	–
			$120,000	$10,000

$175,000,000 Credit Facility

On October 7, 2015, we entered into a $175 million Credit Agreement with Bank of America that replaces our former $75 million credit facility.  The maturity date of the new credit facility is October 7, 2020.  Loans bear interest at either (i) LIBOR plus 1.40% or (ii) the base rate plus 0.40%.  The base rate is defined as the highest of (a) the Federal Funds Rate plus ½ of 1%, (b) the Bank of America prime rate, and (c) LIBOR plus 1.00%.  The credit facility is available for general corporate purposes, including working capital and acquisitions.  NHC is permitted, upon required notice to the lender, to prepay the loans outstanding under the credit facility at any time, without penalty.

The Credit Agreement contains customary representations and financial covenants, including covenants that restrict, among other things, asset dispositions, mergers and acquisitions, dividends, restricted payments, debt, liens, investments and affiliate transactions.  The Credit Agreement contains customary events of default.

The aggregate maturities of long-term debt for the five years subsequent to December 31, 2015 are as follows:

		Long-Term Debt
		(in thousands)
2016	$	−
2017		−
2018		10,000
2019		−
2020		110,000
Total		$120,000

Note 12 – Income Taxes

The provision for income taxes is comprised of the following components:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current Tax Provision
Federal	$29,322	$30,235	$34,680
State	3,568	3,095	5,588
	32,890	33,330	40,268
Deferred Tax Provision
Federal	(532)	(1,172)	(2,226)
State	(227)	(334)	(479)
	(759)	(1,506)	(2,705)
Income Tax Provision	$32,131	$31,824	$37,563

During November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes.  This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position.  We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis.  Adoption of this ASU resulted in a reclassification of our net current deferred tax liability to the net non-current deferred tax liability in our Consolidated Balance Sheet as of December 31, 2015.  No prior periods were retrospectively adjusted.

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows:

	December 31,
	2015	2014
	(in thousands)
Current deferred tax asset:
Allowance for doubtful accounts receivable	$2,055	$2,138
Accrued risk reserves	842	964
Accrued expenses	4,860	3,635
	7,757	6,737
Current deferred tax liability:
Unrealized gains on marketable securities	(33,502)	(39,958)
Other	(2,344)	(2,284)
	(35,846)	(42,242)
Net current deferred tax liability	$(28,089)	$(35,505)

Noncurrent deferred tax asset:
Unrealized gains on marketable securities	$423	$(183)
Financial reporting depreciation in excess of tax depreciation	9,142	7,191
Deferred gain on sale of assets (net)	(3,135)	(3,135)
Tax basis intangible asset in excess of financial reporting basis	(945)	(409)
Stock-based compensation	3,511	2,879
Long-term investments	(2,962)	(2,445)
Nonrefundable entrance fees	163	129
Refundable entrance fees	1,830	1,739
Obligation to provide future services	1,342	1,532
Accrued risk reserves, less current portion	1,806	2,295
Accrued expenses	3,560	2,910
Deferred revenue	4,258	6,197
Net noncurrent deferred tax asset	$18,993	$18,700

Net deferred income tax liability	$(9,096)	$(16,805)

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Tax provision at federal statutory rate	$29,846	$29,818	$35,762

Increase (decrease) in income taxes
resulting from:
State, net of federal benefit	1,767	2,207	2,325
Nondeductible expenses	351	363	197
Insurance expense	6	27	35
Other, net	(372)	439	(258)
Unrecognized tax benefits	2,674	512	1,107
Expiration of statute of limitations	(2,141)	(1,542)	(1,605)
	2,285	2,006	1,801
Effective income tax expense	$32,131	$31,824	$37,563

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price.  During 2015, 2014 and 2013, $1,942,000, $201,000, and $(225,000), respectively, attributable to the tax benefit of stock options exercised and restricted stock vested, was credited to additional paid-in capital.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2013	$8,655	$11,996	$1,894	$13,890
Additions based on tax positions related to the current year	−	1,832	198	2,030
Additions for tax positions of prior years	2,120	1,427	641	2,068
Reductions for statute of limitation expirations	(2,177)	(2,802)	(661)	(3,463)
Balance, December 31, 2013	8,598	12,453	2,072	14,525
Additions based on tax positions related to the current year	−	2,008	216	2,224
Additions for tax positions of prior years	2,032	1,218	706	1,924
Reductions for statute of limitation expirations	(1,523)	(2,059)	(603)	(2,662)
Balance, December 31, 2014	9,107	13,620	2,391	16,011
Additions based on tax positions related to the current year		1,595	308	1,903
Additions for tax positions of prior years	490	498	1,298	1,796
Reductions for statute of limitation expirations	(1,779)	(2,551)	(865)	(3,416)
Balance, December 31, 2015	$7,818	$13,162	$3,132	$16,294

During the year ended December 31, 2015, we have recognized a $2,551,000 decrease in unrecognized tax benefits (including $1,275,000 of temporary differences and $1,276,000 of permanent differences) and an accompanying $865,000 decrease of related interest and penalties due to the effect of statute of limitations lapse.  The favorable impact on our tax provision was $2,141,000 composed of $1,276,000 tax and $769,000 interest and penalties on permanent differences and $96,000 interest and penalties on temporary differences.

At December 31, 2015, we had $13,162,000 of unrecognized tax benefits, composed of $7,331,000 of deferred tax assets and $5,831,000 of permanent differences.  Accrued interest and penalties of $3,132,000 related to unrecognized tax benefits at December 31, 2015.  Unrecognized tax benefits of $5,831,000, net of federal benefit, at December 31, 2015, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $2,960,000 relate to these permanent differences at December 31, 2015.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning December 31, 2015, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,060,000, composed of temporary differences of $842,000 and permanent differences of $1,218,000.  Interest and penalties of $620,000 relate to these temporary and permanent difference changes within 12 months beginning December 31, 2015.

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

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.  Interest and penalties expense was $740,000, $319,000, and $178,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2012 (with few state exceptions).  Currently, the 2012 U.S. federal return is under examination.

Note 13 – Stock Repurchase Program

On May 7, 2015, the Board of Directors authorized two new stock repurchase programs, one that will allow for repurchase of up to $25 million of its common stock and one that allowed for the repurchase of up to $25 million of its preferred stock.  As of November 3, 2015, all of the Company’s preferred stock was redeemed.  Therefore, no future repurchases of the preferred stock will be performed.  The common stock repurchase plan expires on August 31, 2016.  No repurchases of common stock have been executed under the current program.

Under the previously approved repurchase plans, the Company repurchased 125,000 shares of its common stock on August 11, 2014 for a total cost of $6,995,000.  On February 19, 2013, the Company repurchased 100,000 shares for a total cost of $4,700,000.  These two repurchases were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

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

Note 14 – Stock-Based Compensation

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan ("the 2005 Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  At December 31, 2015, 175,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan ("the 2010 Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock-based payments to key employees, directors, and non-employee consultants.  In May 2015, our stockholders approved to amend the 2010 Plan to increase the number of shares of our common stock authorized under the Plan from the original 1,200,000 shares to 2,575,000 shares.  At December 31, 2015, 1,762,534 shares were available for future grants under the 2010 Plan.

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

Compensation expense is recognized only for the awards that ultimately vest.  Stock-based compensation totaled $1,982,000, $2,021,000, and $2,298,000, for the years ended December 31, 2015, 2014, and 2013, respectively.  The expense for the 2015 year consisted of $1,910,000 for stock options and $72,000 for restricted stock.  Stock-based compensation is included in salaries, wages and benefits in the consolidated statements of income.  Tax deductions for the options exercised and restricted stock vested totaled $5,263,000, $697,000, and $196,000 for the years ended December 31, 2015, 2014, and 2013, respectively.  The total intrinsic value of shares exercised during the year ended December 31, 2015 was $5,447,000.

At December 31, 2015, we had $272,000 of unrecognized compensation cost related to unvested stock-based compensation awards.  This expense will be recognized over the remaining weighted average vesting period, which is approximately 0.2 years.

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

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	0.71%	0.52%	0.25%
Expected volatility	16.5%	17.3%	31.3%
Expected life, in years	2.2 years	2.2 years	2.1 years
Expected dividend yield	2.73%	2.68%	2.81%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value
Options outstanding at January 1, 2013	1,134,602	$46.75	$	−
Options granted	57,672	47.95		−
Options exercised	(19,722)	45.63		−
Options cancelled	(98,000)	51.11		−
Options outstanding at December 31, 2013	1,074,552	46.44		−
Options granted	57,716	53.10		−
Options exercised	(157,590)	45.97		−
Options cancelled	(20,000)	46.69		−
Options outstanding at December 31, 2014	954,678	46.92		−
Options granted	56,210	61.47		−
Options exercised	(389,498)	47.06		−
Options cancelled	-	-		−
Options outstanding at December 31, 2015	621,390	$48.15		8,422,000

Options exercisable at December 31, 2015	161,000	$52.31		$1,512,000

Options Outstanding December 31, 2015	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
576,390	$44.80 - $52.93	$47.12	0.6
45,000	$61.25	$61.25	4.3
621,390		$48.15	0.9

Restricted Stock

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested restricted shares at January 1, 2013	18,000	$34.46	$–
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Unvested restricted shares at December 31, 2013	12,000	34.46	−
Award shares granted	−	−	−
Award shares vested	6,000	34.46	−
Unvested restricted shares at December 31, 2014	6,000	34.46
Award shares granted	–	–	–
Award shares vested	6,000	34.46	–
Unvested restricted shares at December 31, 2015	–	$–	$–

Note 15 – Contingencies Guarantees

Accrued Risk Reserves

We are self-insured for risks related to health insurance and have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $98,508,000 and $106,218,000 at December 31, 2015 and 2014, respectively.  The liability is included in accrued risk reserves in the consolidated balance sheets.  The amounts are subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

As a result of the terms of our insurance policies and our use of wholly-owned limited purpose insurance companies, we have retained significant insurance risk with respect to workers’ compensation and general and professional liability.  We use independent actuaries to assist management in estimating our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations.  Such estimates are based on many variables including historical and statistical information and other factors.

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

General and Professional Liability Insurance and Lawsuits

The long term care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of December 31, 2015, we and/or our managed centers are currently defendants in 32 such claims covering the years 2006 through December 31, 2015.

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

Beginning in 2008 and continuing through 2015, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly-owned captive insurance company.

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

The Company has filed administrative appeals with the South Carolina Department of Health and Human Services and this process is continuing within the legal system.  In January 2016, we had a preliminary conference with the State Auditors.  At December 31, 2015, the liabilities titled “Amounts Due to Third Party Payors” in the consolidated balance sheets have been reduced by approximately $6.8 million due to the paybacks that have taken place regarding this matter.

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

Debt Guarantees

At December 31, 2015, no agreement to guarantee the debt of other parties exists.

Note 16 – Equity Method Investment in Caris HealthCare, L.P.

As of December 31, 2015, we have a 75.1% non-controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings.  The carrying value of our investment is $35,771,000 and $35,020,000 at December 31, 2015 and 2014, respectively.  The carrying amounts are included in investments in limited liability companies in the consolidated balance sheets.  The difference between the carrying value of our investment and our capital account balance in Caris is due to the additional limited partner ownership interest the Company acquired from current and former partners.  Summarized financial information of Caris for the years ended December 31, 2015, 2014, and 2013 is provided below.

	December 31,
	2015	2014	2013
	( in thousands)
Current assets	$23,213	$20,922	$25,212
Noncurrent assets	11,091	11,540	11,685
Liabilities	7,970	7,305	8,879
Partners’ capital	26,334	25,157	28,018
Revenue	50,464	51,441	58,918
Expenses	40,875	40,908	40,112
Net income	9,589	10,533	18,806

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

Note 17 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary.  The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE.  At December 31, 2015, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

In December 2010, we signed an operating agreement to lease Springfield Rehabilitation and Health Care Center, a 120-bed skilled nursing facility located in Springfield, Missouri.  The terms of the lease include a ten year lease and include five additional, five year lease options as well as a purchase option.  The operating lease agreement was established on the same date third party owners purchased the real estate of the 120-bed skilled nursing facility.  The third party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note.  The risks and rewards associated with the operations of the facility and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC.  At December 31, 2015 and 2014, the $4,500,000 mortgage note receivable from the third party owners is eliminated in our consolidated financial statements.  Land and buildings and improvements of $4,500,000 have been recorded in our consolidated financial statements, as well as the operations of the facility since December 1, 2010, because we are the primary beneficiary in the relationship.

Note 18 – Redemption of the Series A Convertible Preferred Stock

On October 31, 2007, NHC issued $170,555,000 of NHC Series A Convertible Preferred Stock (the "Preferred Stock") with a liquidation preference of $15.75.  Each share of the Preferred Stock was entitled to annual preferred dividends of $0.80 per share.

On November 3, 2015, the Series A Convertible Preferred Stock was redeemed for cash at a redemption price of $15.75 per share, plus an accrued dividend of $0.04 per share, for a total of $15.79 per share.  There were 8,288,098 shares of Preferred Stock redeemed under the mandatory redemption for approximately $130,538,000.  As of November 3, 2015, the Preferred Stock is no longer deemed outstanding, and all rights with respect to such stock ceased and terminated, except for the right of the holders to receive payment of the redemption price, without interest. The funding of the Preferred Stock redemption was provided by the Company's cash on hand and borrowings under the credit facility of approximately $110,000,000.

In lieu of redemption, the holders of the Preferred Stock could have converted any or all of their shares into shares of the Company's common stock.  The holders electing to convert their Preferred Shares received 0.24204 shares of common stock for each Preferred Share, together with the cash payable with respect to fractional shares.  There were 2,548,561 shares of preferred stock that were converted into 616,757 shares of the Company's common stock during the 2015 year.

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

Note 20 – Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Operating Revenues	$222,407	$224,902	$225,386	$233,927
Income Before Non-Operating Income	17,436	15,706	13,761	20,223
Non-Operating Income	4,222	4,130	4,550	5,246
Net Income	13,242	12,358	12,567	14,976
Preferred Dividends	2,168	2,167	2,152	332
Net Income Available to Common Stockholders	11,074	10,191	10,415	14,644
Basic Earnings Per Share	0.80	.74	0.75	1.03
Diluted Earnings Per Share	0.77	.71	0.72	0.99

2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Operating Revenues	$210,531	$216,555	$218,223	$226,374
Income Before Non-Operating Income	16,988	16,083	14,736	20,204
Non-Operating Income	4,572	4,281	3,937	4,392
Net Income	13,229	12,511	12,829	14,800
Preferred Dividends	2,168	2,167	2,167	2,168
Net Income Available to Common Stockholders	11,061	10,344	10,662	12,632
Basic Earnings Per Share	0.80	0.75	0.77	0.92
Diluted Earnings Per Share	0.78	0.72	0.75	0.88

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2015, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).   We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework).  We have concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). National HealthCare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National HealthCare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National HealthCare Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 19, 2016

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2016 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information in our definitive 2016 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our definitive 2016 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2016 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our definitive 2016 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference (which will be filed within 120 days of the end of the fiscal year to which this report relates).

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)

(1)

Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)

Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance- Beginning of Period	Charged to Costs and Expenses		Charged to other Accounts	Deductions		Balance- End of Period
For the year ended December 31, 2013
Allowance for doubtful accounts	$3,166	$5,226	$	−	$3,420	(1)	$4,972
Accrued risk reserves	$110,331	$57,515	$	−	$57,289		$110,557

For the year ended December 31, 2014
Allowance for doubtful accounts	$4,972	$6,228	$	−	$5,462	(1)	$5,738
Accrued risk reserves	$110,557	$61,557	$	−	$65,896		$106,218

For the year ended December 31, 2015
Allowance for doubtful accounts	$5,738	$6,583	$	−	$6,738	(1)	$5,583
Accrued risk reserves	$106,218	$69,392	$	−	$77,102		$98,508

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

NATIONAL HEALTHCARE CORPORATION

Date: February 19, 2016	BY: /s/ Robert G. Adams
Robert G. Adams
Chairman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2016	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 19, 2016	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Accounting Officer)
(Principal Financial Officer)

Date: February 19, 2016	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 19, 2016	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 19, 2016	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: February 19, 2016	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 19, 2016	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Director

Date: February 19, 2016	/s/ Lawrence C. Tucker
Lawrence C. Tucker
Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2015
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Specifically incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement- Prospectus), amended, Registration No. 333- 37185, (December 5, 1997)

4.2	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

Exhibit No.	Description	Page No. or Location

4.3	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

4.4	Notice of Redemption of Series A Convertible Preferred Stock dated October 2, 2015	Incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K filed on October 2, 2015

10.1	Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-4 filed October 3, 1997

10.2	Form of Service Agreement by and between National Health Corporation and National HealthCare Corporation	Incorporated by reference to Exhibit 10.5.1 to the Registrant's registration statement on Form S-4 filed October 3, 1997

10.3	Amended and Restated Revolving Credit Note dated as of September 1, 1995 by and between National Health Corporation and National HealthCare L.P.	Incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-4 filed October 3, 1997

10.4	Amended and Restated Revolving Credit Agreement dated as of September 1, 1995 by and between National Health Corporation and National HealthCare L.P.	Incorporated by reference to Exhibit 10.8 to the Registrant's registration statement on Form S-4 filed October 3, 1997

10.5	2004 Non-Qualified Stock Option Plan	Incorporated by reference to Appendix B to 2005 Proxy Statement filed on March 28, 2005

10.6	2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan	Incorporated by reference to Appendix A to 2005 Proxy Statement filed on March 28, 2005

Exhibit No.	Description	Page No. or Location

10.7	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10-K filed March 16, 2006

10.8	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10-K filed March 16, 2006

10.9	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10-K filed March 16, 2006

10.10	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10-K filed March 16, 2006

10.11	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10-K filed March 16, 2006

10.12	Credit Agreement, dated October 30, 2007, between National HealthCare Corporation and Bank of America, N.A	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on November 2, 2007

10.13	First Amendment to Credit Agreement dated October 28, 2008 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 17, 2008

10.14	Second Amendment to Credit Agreement dated October 27, 2009 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation’s current report on Form 8-K filed on October 27, 2009.

*10.15	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

*10.16	First Amendment dated February 14, 2011 to the National HealthCare Corporation 2010 Omnibus Equity Incentive Plan	Filed Herewith

Exhibit No.	Description	Page No. or Location

*10.17	Amendment dated March 10, 2015 to National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2015 Proxy Statement filed April 1, 2015.

*10.18	Amended NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Exhibit A to 2013 Proxy Statement filed April 2, 2013.

10.19	Third Amendment to Credit Agreement dated October 26, 2010 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 26, 2010

10.20	Fourth Amendment to Credit Agreement dated October 25, 2011 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 25, 2011

10.21	Fifth Amendment to Credit Agreement dated October 24, 2012 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 25, 2012

10.22	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10-Q filed on November 5, 2013

10.23	Agreement to Lease between NHI-REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co-Tenants	Incorporated by reference to Exhibit 10.4 of National HealthCare Corporation's Form 10-Q filed on November 5, 2013

10.24	Sixth Amendment to Credit Agreement dated October 23, 2013 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 23, 2013

10.25	Amended and Restated Amendment No. 6 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10-Q filed on November 5, 2013
Exhibit No.	Description	Page No. or Location

10.26	Amendment No. 7 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's Form 10-Q filed on November 5, 2013

10.27	Seventh Amendment to Credit Agreement dated October 22, 2014 between National HealthCare Corporation and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's current report on Form 8-K filed on October 23, 2014

10.28	Credit Agreement dated as of October 7, 2015 among National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's quarterly report on Form 10-Q filed on November 5, 2015

10.29	Pledge and Security Agreement dated as of October 7, 2015 between National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's quarterly report on Form 10-Q filed on November 5, 2015

10.30	Note dated October 7, 2015 between National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's quarterly report on Form 10-Q filed on November 5, 2015

10.31

Contribution Agreement dated December 29, 2011 between National HealthCare Corporation and Caris HealthCare, L.P. pursuant to which NHC acquired a 7.5% interest in Caris from McRae in exchange for $7,500,000

Incorporated by reference to Exhibit 10.27 to National HealthCare Corporation's annual report on Form 10-K filed on February 20, 2015

10.32

Assignment of membership interest in Solaris Hospice, LLC dated December 29, 2011 and effective on January 1, 2012, whereby NHC assigned its membership interest to Caris in exchange for an additional 2.7% limited partnership interest in Caris.

Incorporated by reference to Exhibit 10.28 to National HealthCare Corporation's annual report on Form 10-K filed on February 20, 2015

10.33	Purchase and Sale Agreement and Extension of Master Lease dated December 26, 2012 between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.29 to National HealthCare Corporation's annual report on Form 10-K filed on February 21, 2014

Exhibit No.	Description	Page No. or Location

14	Code of Ethics of National HealthCare Corporation	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133-1398 Telephone (615) 890-2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates management contract or compensatory plan or arrangement.

**As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.