Form 10-Q
period 2016-03-31
NATIONAL HEALTHCARE CORP
filed 2016-05-03
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

15,271,739 shares of common stock of the registrant were outstanding as of April 29, 2016.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2016	2015
Revenues:
Net patient revenues	$218,106	$212,061
Other revenues	11,482	10,346
Net operating revenues	229,588	222,407

Cost and Expenses:
Salaries, wages and benefits	130,020	125,716
Other operating	61,309	59,747
Facility rent	10,327	9,985
Depreciation and amortization	9,354	8,933
Interest	954	590
Total costs and expenses	211,964	204,971

Income Before Non–Operating Income	17,624	17,436
Non–Operating Income	4,773	4,222

Income Before Income Taxes	22,397	21,658
Income Tax Provision	(8,698)	(8,416)
Net Income	13,699	13,242

Dividends to Preferred Stockholders	-	(2,168)

Net Income Available to Common Stockholders	$13,699	$11,074

Earnings Per Common Share:
Basic	$0.92	$0.80
Diluted	$0.91	$0.77

Weighted Average Common Shares Outstanding:
Basic	14,916,905	13,761,561
Diluted	15,135,446	14,289,800

Dividends Declared Per Common Share	$0.40	$0.34

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended March 31
	2016	2015

Net Income	$13,699	$13,242

Other Comprehensive Income:
Unrealized gains on investments in marketable securities	12,504	3,987
Reclassification adjustment for realized gains on sale of securities	(279)	(341)
Income tax expense related to items of other comprehensive income	(4,667)	(1,366)
Other comprehensive income, net of tax	7,558	2,280

Comprehensive Income	$21,257	$15,522

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	March 31, 2016	December 31, 2015
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$49,183	$38,208
Restricted cash and cash equivalents	12,142	8,793
Marketable securities	125,871	116,168
Restricted marketable securities	15,260	18,276
Accounts receivable, less allowance for doubtful accounts of $6,520 and $5,583, respectively	81,732	84,095
Inventories	7,298	7,568
Prepaid expenses and other assets	3,124	2,171
Notes receivable, current portion	1,656	460
Federal income tax receivable	-	3,203
Total current assets	296,266	278,942

Property and Equipment:
Property and equipment, at cost	888,686	875,287
Accumulated depreciation and amortization	(348,562)	(339,241)
Net property and equipment	540,124	536,046

Other Assets:
Restricted cash and cash equivalents	2,313	2,313
Restricted marketable securities	152,913	151,590
Deposits and other assets	8,316	8,451
Goodwill	17,600	17,600
Notes receivable, less current portion	13,270	12,704
Investments in limited liability companies	37,246	37,683
Total other assets	231,658	230,341
Total assets	$1,068,048	$1,045,329

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$17,891	$20,128
Capital lease obligations, current portion	3,328	3,279
Accrued payroll	50,714	65,338
Amounts due to third party payors	17,598	16,654
Accrued risk reserves, current portion	27,402	27,069
Other current liabilities	15,769	12,192
Dividends payable	6,106	5,996
Total current liabilities	138,808	150,656

Long–term debt	120,000	120,000
Capital lease obligations, less current portion	29,378	30,228
Accrued risk reserves, less current portion	74,272	71,439
Refundable entrance fees	10,071	9,865
Obligation to provide future services	3,440	3,440
Deferred income taxes	15,240	9,096
Other noncurrent liabilities	16,788	16,294
Deferred revenue	5,473	3,315

Stockholders’ Equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 15,264,139 and 15,000,616 shares, respectively, issued and outstanding	153	150
Capital in excess of par value	217,896	209,469
Retained earnings	375,607	368,013
Accumulated other comprehensive income	60,922	53,364
Total stockholders’ equity	654,578	630,996
Total liabilities and stockholders’ equity	$1,068,048	$1,045,329

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31
	2016	2015
Cash Flows From Operating Activities:
Net income	$13,699	$13,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,354	8,933
Provision for doubtful accounts receivable	1,885	1,981
Equity in earnings of unconsolidated investments	(1,505)	(1,119)
Distributions from unconsolidated investments	2,851	2,951
Gains on sale of restricted marketable securities	(279)	(341)
Deferred income taxes (benefit)	1,477	(2,294)
Stock–based compensation	286	478
Changes in operating assets & liabilities:
Restricted cash and cash equivalents	(6,519)	(2,328)
Accounts receivable	478	(4,708)
Income tax receivable	3,203	4,727
Inventories	270	14
Prepaid expenses and other assets	(953)	(854)
Trade accounts payable	(2,237)	4,839
Accrued payroll	(14,624)	(14,186)
Amounts due to third party payors	944	1,502
Other current liabilities and accrued risk reserves	6,749	8,707
Other noncurrent liabilities	494	804
Deferred revenue	2,158	2,033
Net cash provided by operating activities	17,731	24,381
Cash Flows From Investing Activities:
Additions to property and equipment	(13,432)	(12,580)
Investments in unconsolidated limited liability companies	(904)	(323)
Investments in notes receivable	(1,844)	(42)
Collections of notes receivable	77	114
Change in restricted cash and cash equivalents	3,170	(8,018)
Purchase of restricted marketable securities	(11,079)	(8,417)
Sale of restricted marketable securities	15,573	15,408
Net cash used in investing activities	(8,439)	(13,858)
Cash Flows From Financing Activities:
Tax (expense) benefit from stock–based compensation	(1,186)	218
Principal payments under capital lease obligations	(801)	(755)
Dividends paid to preferred stockholders	-	(2,168)
Dividends paid to common stockholders	(5,995)	(4,792)
Issuance of common shares	9,330	5,036
Entrance fee deposits (refunds)	206	(60)
Change in deposits	129	442
Net cash provided by (used in) financing activities	1,683	(2,079)
Net Increase in Cash and Cash Equivalents	10,975	8,444
Cash and Cash Equivalents, Beginning of Period	38,208	69,767
Cash and Cash Equivalents, End of Period	$49,183	$78,211

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2015	10,836,659	$170,494	14,110,859	$140	$154,965	$343,941	$64,608	$734,148
Net income	–	–	–	–	–	13,242	–	13,242
Other comprehensive income	–	–	–	–	–	–	2,280	2,280
Stock–based compensation	–	–	–	–	478	–	–	478
Tax benefit from exercise of stock options	–	–	–	–	218	–	–	218
Shares sold – options exercised	–	–	107,901	1	5,035	–	–	5,036
Dividends declared to preferred stockholders ($0.20 per share)	–	–	–	–	–	(2,168)	–	(2,168)
Dividends declared to common stockholders ($0.34 per share)	–	–	–	–	–	(4,834)	–	(4,834)
Balance at March 31, 2015	10,836,659	$170,494	14,218,760	$141	$160,696	$350,181	$66,888	$748,400

Balance at January 1, 2016	–	$–	15,000,616	$150	$209,469	$368,013	$53,364	$630,996
Net income	–	–	–	–	–	13,699	–	13,699
Other comprehensive income	–	–	–	–	–	–	7,558	7,558
Stock–based compensation	–	–	–	–	286	–	–	286
Tax expense from exercise of stock options	–	–	–	–	(1,186)	–	–	(1,186)
Shares sold – options exercised	–	–	263,523	3	9,327	–	–	9,330
Dividends declared to common stockholders ($0.40 per share)	–	–	–	–	–	(6,105)	–	(6,105)
Balance at March 31, 2016	–	$–	15,264,139	$153	$217,896	$375,607	$60,922	$654,578

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  As of March 31, 2016, we operate or manage, through certain affiliates, 73 long-term care centers with a total of 9,256 licensed beds, 20 assisted living facilities, five independent living facilities, and 36 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all of our significant accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with limited need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited December 31, 2015 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.  Our audited December 31, 2015 consolidated financial statements are available at our web site: www.nhccare.com.

Basis of Presentation

The unaudited interim condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of NHC.  All significant intercompany transactions and balances have been eliminated in consolidation.  We assume that users of these interim financial statements have read or have access to the audited December 31, 2015 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

Recently Adopted Accounting Guidance

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

Recent Accounting Guidance Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-09 and have not yet determined its impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. We anticipate this standard will have a material impact on our consolidated financial statements.  Additionally, we are currently evaluating the impact this standard will have on our policies and procedures and internal control framework.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)”. ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value.  ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income.  ASU No. 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.   Adopting ASU No. 2016-01 may result in a cumulative effect adjustment to the Company’s retained earnings as of the beginning of the year of adoption.  We are currently evaluating the potential effects of adopting the provisions of ASU No. 2016-01.

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

Revenue Recognition – Third Party Payors

Approximately 65% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have recorded liabilities of approximately $17,598,000 and $16,654,000 as of March 31, 2016 and December 31, 2015, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

Revenue Recognition – Private Pay

For private pay patients in skilled nursing or assisted living facilities, we bill room and board with payment being due in the month the services are performed.  Charges for ancillary, pharmacy, therapy and other services to private patients are billed in the month following the performance of services; however, all billings are recognized as revenue when the services are performed.

Revenue Recognition – Subordination of Fees and Uncertain Collections

We provide management services to certain senior care facilities and to others we provide accounting and financial services.  We generally charge 6% to 7% of net operating revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services.  Our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided.  However, under the terms of our management contracts, payments for our management services are subject to subordination to other expenditures of the long–term care center being managed.  Furthermore, for certain of the third parties with whom we have contracted to provide services and which we have determined that collection is not reasonably assured; our policy is to recognize income only in the period in which the amounts are realized.  We may receive payment for the unpaid and unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the centers or proceeds from the sale of the centers are sufficient to pay the fees.  There can be no assurance that such future cash flows will occur.  The realization of such previously unrecognized revenue could cause our reported net income to vary significantly from period to period.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items.  Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, which were $8,270,000 and $7,031,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Professional liability remains an area of particular concern to us.  The long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents.  As of March 31, 2016, we and/or our managed centers are defendants in 38 such claims inclusive of years 2005 through March 31, 2016.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We are principally self-insured for incidents occurring in all centers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fee

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of March 31, 2016 and December 31, 2015 were $10,071,000 and $9,865,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  As of March 31, 2016 and December 31, 2015, we have recorded a future service obligation in the amount of $3,440,000.

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

Variable Interest Entities

We have equity interests in unconsolidated limited liability companies that operate various post-acute and senior healthcare businesses. We analyze our investments in these limited liability companies to determine if the company is considered a VIE and would require consolidation.  To the extent that we own interests in a VIE and we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary and would consolidate the VIE. To the extent we own interests in a VIE, then at each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary.

The Company's maximum exposure to losses in its investments in unconsolidated VIEs cannot be quantified and may or may not be limited to its investment in the unconsolidated VIE.  The investments in unconsolidated VIEs are classified as “investments in limited liability companies” in the consolidated balance sheets.

Note 3 – Other Revenues

Other revenues are outlined in the table below.  Revenues from management and accounting services include management and accounting fees provided to managed healthcare facilities and other health care centers. Revenues from rental income include health care real estate properties owned by us and leased to third party operators.    Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly–owned limited purpose insurance subsidiaries have written for certain health care centers to which we provide management or accounting services.  "Other" revenues include miscellaneous health care related earnings.

Other revenues include the following:

	Three Months Ended March 31
(in thousands)	2016	2015
Management and accounting services fees	$3,749	$3,504
Rental income	5,570	4,802
Insurance services	1,924	1,707
Other	239	333
	$11,482	$10,346

Management Fees from National

We manage five skilled nursing facilities owned by National Health Corporation ("National").  For the three months ended March 31, 2016 and 2015, we recognized management fees and interest on management fees of $969,000 and $934,000 from these centers, respectively.

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

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months ended March 31, 2016 and 2015 are $1,234,000 and $1,010,000, respectively.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months ended March 31, 2016 and 2015 are $690,000 and $697,000, respectively.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

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

	Three Months Ended March 31
(in thousands)	2016	2015
Equity in earnings of unconsolidated investments	$1,505	$1,119
Dividends and other net realized gains and losses on sales of securities	1,861	1,876
Interest income	1,407	1,227
	$4,773	$4,222

Note 5 – Long-Term Leases

Capital Leases

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(8,177)	(7,196)
	$30,855	$31,836

Operating Leases

At March 31, 2016, NHC leases from NHI the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements.  Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year.  Total facility rent expense to NHI was $9,480,000 and $9,178,000 for the three months ended March 31, 2016 and 2015 respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at March 31, 2016 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2017	$34,200	$5,200
2018	34,200	5,200
2019	34,200	5,200
2020	34,200	5,200
2021	34,200	5,200
Thereafter	202,400	15,167
Total minimum lease payments	$373,400	$41,167
Less: Amounts representing interest		(8,461)
Present value of minimum lease payments		32,706
Less: Current portion		(3,328)
Long-term capital lease obligations		$29,378

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

	Three Months Ended March 31
(in thousands, except for share and per share amounts)	2016	2015
Basic:
Weighted average common shares outstanding	14,916,905	13,761,561
Net income	$13,699	$13,242
Dividends to preferred stockholders	-	2,168
Net income available to common stockholders	$13,699	$11,074
Earnings per common share, basic	$0.92	$0.80

Diluted:
Weighted average common shares outstanding	14,916,905	13,761,561
Dilutive effect of stock options	24,266	153,557
Dilutive effect of restricted stock	-	4,732
Dilutive effect of contingent issuable stock	194,275	369,950
Assumed average common shares outstanding	15,135,446	14,289,800

Net income available to common stockholders	$13,699	$11,074
Earnings per common share, diluted	$0.91	$0.77

In the above table, options to purchase 12,239 and 11,623 shares of our common stock have been excluded for the three months ended March 31, 2016 and 2015, respectively, due to their anti–dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following:

	March 31, 2016		December 31, 2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$125,871	$30,176	$116,168
Restricted investments available for sale:
Corporate debt securities	71,926	72,722	71,960	71,143
Mortgage–backed securities	59,822	59,460	61,645	60,910
U.S. Treasury securities	19,945	20,187	21,123	21,033
State and municipal securities	15,266	15,804	16,446	16,780
	$197,135	$294,044	$201,350	$286,034

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2016			December 31, 2015
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$108,470	1,630,642	$24,734	$99,257

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	March 31, 2016		December 31, 2015
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$21,692	$21,616	$23,291	$23,273
1 to 5 years	78,927	79,575	74,747	74,671
6 to 10 years	65,345	66,031	71,442	70,223
Over 10 years	995	951	1,694	1,699
	$166,959	$168,173	$171,174	$169,866

Gross unrealized gains related to available for sale securities are $98,147,000 and $86,921,000 as of March 31, 2016 and December 31, 2015, respectively.  Gross unrealized losses related to available for sale securities are $1,238,000 and $2,237,000 as of March 31, 2016 and December 31, 2015, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  As a result, the Company recognized no other-than-temporary impairment during the three months ended March 31, 2016 or the year ended December 31, 2015.

Proceeds from the sale of investments in restricted marketable securities during the three months ended March 31, 2016 and 2015 were $15,573,000 and $15,408,000, respectively.  Investment gains of $279,000 and $341,000 were realized on these sales during the three months ended March 31, 2016 and 2015, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of March 31, 2016.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2016.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At March 31, 2016, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at March 31, 2016 and December 31, 2015 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2016	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$49,183	$49,183	$–	$–
Restricted cash and cash equivalents	14,455	14,455	–	–
Marketable equity securities	125,871	125,871	–	–
Corporate debt securities	72,722	32,936	39,786	–
Mortgage–backed securities	59,460	–	59,460	–
U.S. Treasury securities	20,187	20,187	–	–
State and municipal securities	15,804	–	15,804	–
Total financial assets	$357,682	$242,632	$115,050	$–

	Fair Value Measurements Using
December 31, 2015	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$38,208	$38,208	$–	$–
Restricted cash and cash equivalents	11,106	11,106	–	–
Marketable equity securities	116,168	116,168	–	–
Corporate debt securities	71,143	32,683	38,460	–
Mortgage-backed securities	60,910	–	60,910	–
U.S. Treasury securities	21,033	21,033	–	–
State and municipal securities	16,780	–	16,780	–
Total financial assets	$335,348	$219,198	$116,150	$–

Note 9 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	March 31, 2016	December 31, 2015
	Variable		(dollars in thousands)
Revolving Credit Facility, interest payable monthly	1.8%	2020	$110,000	$110,000

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	3.0%	2018	10,000	10,000
			120,000	120,000
Less current portion			–	–
			$120,000	$120,000

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

The aggregate maturities of long-term debt for the five years subsequent to March 31, 2016 are as follows:

		Long-Term Debt
		(in thousands)
2017	$	−
2018		10,000
2019		−
2020		−
2021		110,000
Total		$120,000

Note 10 - Stock Repurchase Program

On May 7, 2015, the Board of Directors authorized two new stock repurchase programs, one that allowed for the repurchase of up to $25 million of its common stock and one that allowed for the repurchase of up to $25 million of its preferred stock.  As of November 3, 2015, all of the Company’s preferred stock was redeemed.  Therefore, no future repurchases of the preferred stock will be performed.  The common stock repurchase plan expires on August 31, 2016.  No repurchases of common stock have been executed under the current program.

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  At March 31, 2016, 175,620 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  In May 2015, our stockholders approved to amend the 2010 Plan to increase the number of shares of our common stock authorized under the Plan from the original 1,200,000 shares to 2,575,000 shares.  The shares granted during the three months ended March 31, 2016 consisted of 12,239 shares through the Employee Stock Purchase Plan.  At March 31, 2016, 1,750,951 shares were available for future grants under the 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $286,000 and $478,000 for the three months ended March 31, 2016 and 2015, respectively.  Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2016 and for the year ended December 31, 2015.

	2016	2015
Risk–free interest rate	0.61%	0.71%
Expected volatility	14.9%	16.5%
Expected life, in years	1.0 years	2.2 years
Expected dividend yield	2.74%	2.73%

The following table summarizes our outstanding stock options for the three months ended March 31, 2016 and for the year ended December 31, 2015.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	954,678	$46.92	$–
Options granted	56,210	61.47	–
Options exercised	(389,498)	47.06	–
Options outstanding at December 31, 2015	621,390	48.15	–
Options granted	12,239	61.59	–
Options exercised	(465,275)	46.75	–
Options forfeited	(656)	46.69	–
Options outstanding at March 31, 2016	167,698	$53.01	$1,557,000

Options exercisable at March 31, 2016	155,459	$52.34	$1,548,000

Options Outstanding March 31, 2016	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
112,500	$44.80-$52.93	$48.94	2.2
55,198	$61.25-$61.59	61.33	3.3
167,698		$53.01	2.6

Note 12 – Income Taxes

The income tax provision for the three months ended March 31, 2016 is $8,698,000 (an effective income tax rate of 38.8%).  The income tax provision and effective tax rate for the three months ended March 31, 2016 were unfavorably impacted by adjustments to unrecognized tax benefits of $175,000 and permanent differences including nondeductible expenses of $86,000 resulting in an increase in the provision.  The income tax provision for the three months ended March 31, 2015 was $8,416,000 (an effective income tax rate of 38.9%).  The income tax provision and effective tax rate for the three months ended March 31, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $209,000 and permanent differences including nondeductible expenses of $23,000 resulting in an increase in the provision.

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

At March 31, 2016, we had $13,434,000 of unrecognized tax benefits, composed of $7,603,000 of deferred tax assets and $5,831,000 of permanent differences.  Accrued interest and penalties of $3,354,000 relate to unrecognized tax benefits at March 31, 2016.  Unrecognized tax benefits of $5,831,000 net of federal benefit, at March 31, 2016, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $3,158,000 relate to these permanent differences at March 31, 2016.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning April 1, 2016, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,046,000, composed of temporary differences of $842,000, and permanent tax differences of $1,204,000.  Interest and penalties of $703,000 relate to these temporary and permanent difference changes within 12 months beginning March 31, 2016.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2012 (with certain state exceptions). Currently, the 2012 U.S. federal return is under examination.

Note 13 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $101,674,000 and $98,508,000 at March 31, 2016 and December 31, 2015, respectively.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of March 31, 2016, we and/or our managed centers are currently defendants in 38 such claims.

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

Insurance coverage for all years includes both primary policies and excess policies.  Beginning in 2003, both primary and excess coverage is provided through our wholly–owned insurance company.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  The excess coverage is $7.5 million annual excess in the aggregate applicable to years 2005–2007, $9.0 million annual excess in the aggregate for years 2008–2010, $4.0 million excess per occurrence for 2011–2013 and $9.0 million excess per occurrence for 2014-2016.

Beginning in 2008 and continuing through March 31, 2016, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

During 2015, the Company paid the South Carolina Department of Health and Human Services $6.8 million due to the State Auditor findings.  The Company has filed administrative appeals with the South Carolina Department of Health and Human Services to recoup these funds and this process is continuing within the legal system.  At March 31, 2016, there are no amounts recorded in our consolidated balance sheets pertaining to the potential recoupment of these funds.

Financing Commitments

Effective January 1, 2016 and in conjunction with the signed rental agreement for eleven of our healthcare properties, we entered into a short-term line of credit arrangement with a third party operator.  The maximum commitment under the line of credit is $10,000,000 and the maturity date is December 30, 2016, or earlier with 30 days written notice.  At March 31, 2016, the third party operator had an outstanding balance on the line of credit of $1,604,000.   This amount is classified in the current portion of notes receivable in the interim condensed consolidated balance sheets.

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000.  At March 31, 2016, National did not have an outstanding balance on the line of credit.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 73 long-term care centers with a total of 9,256 licensed beds, 20 assisted living facilities, five independent living facilities, and 36 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.

Occupancy

Occupancy, or census, in our skilled nursing facilities is a primary area of management focus.  For the three months ended March 31, 2016, the total census at our owned and leased skilled nursing facilities averaged 89.9%, compared to an average of 90.3% for the same period a year ago.

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

For the projects under construction at March 31, 2016, the 90-bed skilled nursing facility and 80-unit assisted living facility located in Nashville, Tennessee is expected to begin operations in the third quarter of 2016; the 76-unit assisted living facility in Bluffton, SC is expected to begin operations in the third quarter of 2016; the 80-unit assisted living facility in Garden City, SC is expected to begin operations in the fourth quarter of 2016; and the 112 bed replacement center that will combine the 92 beds of NHC Hillview in Columbia, Tennessee with 20 beds from the existing skilled nursing unit at Maury Regional Medical Center is expected to begin operations in the fourth quarter of 2016.

During 2016, we plan to apply for Certificates of Need for additional beds in certain of our markets.  We also will evaluate the feasibility of expansion into new markets by building private pay health care centers or assisted living communities.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $101,674,000 at March 31, 2016 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There were no significant changes during the three month period ended March 31, 2016 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2015 Annual Report on Form 10–K filed with the SEC.

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

For the first three months of 2016, our average Medicare per diem rate for skilled nursing facilities increased 2.7% compared to the same period in 2015.

Medicaid – Skilled Nursing Facilities

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

In April 2016 and retroactively applied back to October 1, 2015, the state of Missouri implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue will be approximately $400,000 annually, or $100,000 per quarter.

For the first three months of 2016, our average Medicaid per diem increased 1.4% compared to the same period in 2015. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Results for the three month period ended March 31, 2016 include a 3.2% increase in net operating revenues and a 3.4% increase in income before income taxes compared to the same period in 2015.  Excluding the operating losses from the newly constructed skilled nursing facility and assisted living facility placed in service less than twelve months ago, income before income taxes for the quarter ended March 31, 2016 would have increased 7.2% compared to the same period in 2015.

The overall average census in our owned and leased skilled nursing facilities averaged 89.9% for the quarter compared to an average of 90.3% for the same quarter a year ago.  The composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 0.4% compared to the quarter a year ago.  Medicare and Managed Care per diem rates increased 2.7% and 1.8%, respectively, compared to the quarter a year ago.  Medicaid and private pay per diem rates increased 1.4% and 2.4%, respectively, compared to the quarter a year ago.

Net patient revenues increased $6,045,000, or 2.9%, compared to the same period last year.  The majority of the increase in net patient revenues was derived from our same-facility skilled nursing facilities ($3,328,000).  These centers benefitted from the per diem increases mentioned in the above paragraph and the additional day of operations in February 2016 compared to the same quarter a year ago.  The two newly constructed healthcare properties that began operations in 2015 enhanced net patient revenues by $1,650,000 compared to the quarter a year ago.

Other revenues increased $1,136,000, or 11.0%, in the 2016 three month period to $11,482,000 from $10,346,000 in the 2015 three–month period, as further detailed in Note 3 to our interim condensed consolidated financial statements.  The majority of the increase in other revenues was derived from the increase in rental income.  Effective January 1, 2016, we entered into a new triple net lease agreement for eleven of our healthcare properties.  The new lease agreement is for a ten year period and is expected to increase rental income by approximately $2,300,000 annually over the previous lease agreement.

Effective March 1, 2016, we are no longer providing management services to The Quarters of Des Peres skilled nursing facility in Des Peres, Missouri.  We expect our management fee revenue to decrease by approximately $600,000 annually, or $150,000 per quarter for the remaining nine months of 2016.

Total costs and expenses for the first quarter of 2016 compared to the first quarter of 2015 increased $6,993,000, or 3.4%, to $211,964,000 from $204,971,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $4,304,000, or 3.4%, to $130,020,000 from $125,716,000.  Other operating expenses increased $1,562,000, or 2.6%, to $61,309,000 for the 2016 period compared to $59,747,000 for the 2015 period.  Facility rent expense increased $342,000 to $10,327,000.  Depreciation and amortization increased $421,000 to $9,354,000.  Interest expense increased $364,000 to $954,000.

Salaries, wages and benefits as a percentage of net operating revenues was 56.6% compared to 56.5% for the three months ended March 31, 2016 and 2015, respectively.  The increase in salaries, wages and benefits is primarily due to the same-facility nursing facility increase compared to the quarter a year ago ($1,900,000), which includes increased costs for therapy services ($781,000) and inflationary wage increases.  The two newly constructed healthcare properties that began operations in 2015 also increased salaries, wages and benefits by $1,070,000.

Other operating expenses as a percentage of net operating revenues was 26.7% compared to 26.9% for the three months ended March 31, 2016 and 2015, respectively.  The increase in other operating expenses for the current quarter was due to the new operations of the two healthcare facilities compared to the quarter a year ago ($1,075,000).

The increase in depreciation expense is due to the new operations of the two healthcare facilities and the increase in interest expense is due to the Company’s outstanding borrowings on the line of credit compared to the same quarter a year ago.

Non–operating income increased by $551,000 to $4,773,000 in the first quarter of 2016 in comparison to $4,222,000 for the first quarter of 2015, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase in non-operating income is due from our equity method investment in Caris and increased investment income compared to the same quarter a year ago.  Caris’ equity in earnings increased $271,000 in comparison to the same quarter a year ago.

The income tax provision for the three months ended March 31, 2016 is $8,698,000 (an effective income tax rate of 38.8%).  The income tax provision and effective tax rate for the three months ended March 31, 2016 were unfavorably impacted by adjustments to unrecognized tax benefits of $175,000 and permanent differences including nondeductible expenses of $86,000 resulting in an increase in the provision.  The income tax provision for the three months ended March 31, 2015 was $8,416,000 (an effective income tax rate of 38.9%).  The income tax provision and effective tax rate for the three months ended March 31, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $209,000 and permanent differences including nondeductible expenses of $23,000 resulting in an increase in the provision.

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

	Three Months Ended March 31		Three Month Change
	2016	2015	$	%
Cash and cash equivalents at beginning of period	$38,208	$69,767	$(31,559)	(45.2)

Cash provided by operating activities	17,731	24,381	(6,650)	(27.3)

Cash used in investing activities	(8,439)	(13,858)	5,419	39.1

Cash provided by (used in) financing activities	1,683	(2,079)	3,762	180.9

Cash and cash equivalents at end of period	$49,183	$78,211	$(29,028)	(37.1)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was $17,731,000, as compared to $24,381,000 in the same period last year.  Cash provided by operating activities consisted of net income of $13,699,000, adjustments for non–cash items of $13,002,000, cash distributions in excess of earnings from equity method investments of $1,346,000, realized gains on sale of marketable securities of $279,000, and cash used for working capital of $10,037,000.

Cash used for working capital primarily consisted of an increase in restricted cash and cash equivalents and a decrease in accrued payroll.  These two working capital uses of cash were partially offset by an increase in other current liabilities and accrued risk reserves. The increase in restricted cash and cash equivalents is from NHC and other healthcare entities paying insurance premiums into NHC insurance companies, which restrict the cash payment.  The decrease in accrued payroll is due to the timing and payments of incentive compensation related to the 2015 year.  The increase in other current liabilities is primarily related to timing of quarterly federal income tax payments.  The increase in the accrued risk reserves is due to the activity within our professional liability and workers compensation insurance companies.

Investing Activities

Cash used in investing activities totaled $8,439,000 and $13,858,000 for the three months ended March 31, 2016 and 2015, respectively.  Cash used for property and equipment additions was $13,432,000 for the three months ended March 31, 2016 and $12,580,000 in the comparable period in 2015.  The Company made investments in unconsolidated partnerships in the amount of $904,000 and $323,000 for the three months ended March 31, 2016 and 2015, respectively.  Cash was used to make investments into notes receivable in the amounts of $1,844,000 and $42,000 for the three months ended March 31, 2016 and 2015, respectively.  Purchases and sales of restricted marketable securities (including the use of restricted cash and cash equivalents) resulted in cash being provided of $7,664,000 for the 2016 period compared to a net use of cash in the amount of $1,027,000 for the 2015 period.

In 2016, construction costs included in additions to property and equipment include $2,982,000 for the construction and current development of a 90-bed skilled nursing facility and 80-unit assisted living facility in Nashville, Tennessee; $3,191,000 for the construction and current development of two assisted living facilities in South Carolina; and $2,243,000 for the construction and current development of the 112-bed skilled nursing facility in Columbia, Tennessee, which is the partnership between NHC and Maury Regional Medical Center.

The largest note receivable made during the first quarter of 2016 was a line of credit agreement to a third party operator that is leasing and operating eleven of our healthcare facilities.  At March 31, 2016, the third party operator had an outstanding balance on the line of credit of $1,604,000.   The maximum commitment from NHC under the line of credit is $10,000,000 and the maturity date is December 30, 2016, or earlier with 30 days written notice.

Financing Activities

Net cash provided by financing activities totaled $1,683,000 for the three months ended March 31, 2016.  Net cash used in financing activities totaled $2,079,000 for the three months ended March 31, 2015.  Cash used for dividend payments to common stockholders totaled $5,995,000 in the current year period compared to $6,960,000 for the payment of common and preferred dividends in the same period a year ago.  In the current period, $9,330,000 was provided by the issuance of common stock compared to $5,036,000 in the prior year period.

Table of Contractual Obligations

Our contractual obligations for periods subsequent to March 31, 2016 are as follows (in thousands):

	Total		1 year	2–3 Years	4–5 Years		After 5 Years
Long–term debt – principal	$120,000	$	−	$10,000	$110,000	$	−
Long–term debt – interest	9,650		2,319	4,266	3,065		−
Operating leases	373,400		34,200	68,400	68,400		202,400
Construction obligations	21,441		21,441	−	−		−
Capital lease obligations	41,167		5,200	10,400	10,400		15,167
Total contractual cash obligations	$565,658		$63,160	$93,066	$191,865		$217,567

Other noncurrent liabilities for uncertain tax positions of $5,831,000, attributable to permanent differences, at March 31, 2016 have not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 12 of the interim condensed consolidated financial statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004.  We anticipate the continuation of the common dividend payment as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities.  In addition to cash flows from operations, our current cash on hand of $49,183,000, marketable securities of $125,871,000 and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $49,183,000, marketable securities of $125,871,000, and our borrowing capacity on the credit facility.  At March 31, 2016, the outstanding balance on the credit facility is $110,000,000; therefore, leaving $65,000,000 available for future borrowings.  The maturity date on the credit facility is October 7, 2020.  The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

During 2015, the Company paid the South Carolina Department of Health and Human Services $6.8 million due to the State Auditor findings.  The Company has filed administrative appeals with the South Carolina Department of Health and Human Services to recoup these funds and this process is continuing within the legal system.  At March 31, 2016, there are no amounts recorded in our consolidated balance sheets pertaining to the potential recoupment of these funds.

Financing Commitments

Effective January 1, 2016 and in conjunction with the signed rental agreement for eleven of our healthcare properties, we entered into a short-term line of credit arrangement with a third party operator.  The maximum commitment under the line of credit is $10,000,000 and the maturity date is December 30, 2016, or earlier with 30 days written notice.  At March 31, 2016, the third party operator had an outstanding balance on the line of credit of $1,604,000.  This amount is classified in the current portion of notes receivable in the interim condensed consolidated balance sheets.

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000.  At March 31, 2016, National did not have an outstanding balance on the line of credit.

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

•

demographic changes.

See the notes to the quarterly financial statements, and “Item 1.  Business” in our 2015 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  This may be found on our web site at www.nhccare.com.  You should carefully consider these risks before making any investment in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At March 31, 2016, we have available for sale debt securities in the amount of $168,173,000.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of March 31, 2016, both our long–term debt and revolving credit facility bear interest at variable interest rates.  Currently, we have long-term debt outstanding of $120.0 million.  Based on our outstanding long-term debt, a 1% change in interest rates would change our interest cost by approximately $1,200,000.

Approximately $7.1 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $71,000.

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

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At March 31, 2016, the fair value of our equity marketable securities is approximately $125,871,000.  Of the $125.9 million equity securities portfolio, our investment in National Health Investors, Inc.

(“NHI”) comprises approximately $108.5 million, or 86%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $12.6 million.  At March 31, 2016, our equity securities had unrealized gains of $95.7 million.  Of the $95.7 million of unrealized gains, $83.7 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 13 of this Form 10–Q.

Item 1A.  Risk Factors.

During the three months ended March 31, 2016, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.  Defaults Upon Senior Securities.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a)

List of exhibits

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

3.4	Restated Bylaws as amended February 14, 2013	Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.

4.1	Form of Common Stock	Incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement-Prospectus), amended, Registration No. 333-37185, (December 5, 1997)

4.2	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 3, 2016	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: May 3, 2016	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Accounting Officer)