Form 10-Q
period 2016-06-30
NATIONAL HEALTHCARE CORP
filed 2016-08-04
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

15,279,239 shares of common stock of the registrant were outstanding as of August 1, 2016.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenues:
Net patient revenues	$216,487	$214,433	$434,593	$426,494
Other revenues	11,281	10,469	22,763	20,815
Net operating revenues	227,768	224,902	457,356	447,309

Cost and Expenses:
Salaries, wages and benefits	135,068	131,914	265,088	257,630
Other operating	57,306	57,467	118,615	117,214
Facility rent	10,319	9,981	20,646	19,966
Depreciation and amortization	9,495	9,236	18,849	18,169
Interest	939	598	1,893	1,188
Total costs and expenses	213,127	209,196	425,091	414,167

Income Before Non–Operating Income	14,641	15,706	32,265	33,142
Non–Operating Income	4,925	4,130	9,698	8,352

Income Before Income Taxes	19,566	19,836	41,963	41,494
Income Tax Provision	(7,700)	(7,478)	(16,398)	(15,894)
Net Income	11,866	12,358	25,565	25,600

Dividends to Preferred Stockholders	-	(2,167)	-	(4,335)

Net Income Available to Common Stockholders	$11,866	$10,191	$25,565	$21,265

Earnings Per Common Share:
Basic	$0.78	$0.74	$1.69	$1.54
Diluted	$0.78	$0.71	$1.68	$1.48

Weighted Average Common Shares Outstanding:
Basic	15,266,559	13,772,873	15,091,732	13,767,248
Diluted	15,289,104	14,381,746	15,212,275	14,336,027

Dividends Declared Per Common Share	$0.45	$0.40	$0.85	$0.74

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net Income	$11,866	$12,358	$25,565	$25,600

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investments in marketable securities	18,123	(19,072)	30,627	(15,085)
Reclassification adjustment for realized gains on sale of securities	(261)	(80)	(540)	(421)
Income tax (expense) benefit related to items of other comprehensive income	(6,887)	7,379	(11,554)	6,013
Other comprehensive income (loss), net of tax	10,975	(11,773)	18,533	(9,493)

Comprehensive Income	$22,841	$585	$44,098	$16,107

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	June 30, 2016	December 31, 2015
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$37,543	$38,208
Restricted cash and cash equivalents	14,364	8,793
Marketable securities	141,756	116,168
Restricted marketable securities	13,220	18,276
Accounts receivable, less allowance for doubtful accounts of $7,336 and $5,583, respectively	77,228	84,095
Inventories	7,137	7,568
Prepaid expenses and other assets	3,138	2,171
Notes receivable, current portion	1,977	460
Federal income tax receivable	915	3,203
Total current assets	297,278	278,942

Property and Equipment:
Property and equipment, at cost	911,303	875,287
Accumulated depreciation and amortization	(357,979)	(339,241)
Net property and equipment	553,324	536,046

Other Assets:
Restricted cash and cash equivalents	2,336	2,313
Restricted marketable securities	159,840	151,590
Deposits and other assets	8,213	8,451
Goodwill	17,600	17,600
Notes receivable, less current portion	12,970	12,704
Investments in limited liability companies	36,005	37,683
Total other assets	236,964	230,341
Total assets	$1,087,566	$1,045,329

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$21,803	$20,128
Capital lease obligations, current portion	3,378	3,279
Accrued payroll	50,005	65,338
Amounts due to third party payors	18,410	16,654
Accrued risk reserves, current portion	27,584	27,069
Other current liabilities	12,773	12,192
Dividends payable	6,876	5,996
Total current liabilities	140,829	150,656

Long–term debt	120,000	120,000
Capital lease obligations, less current portion	28,515	30,228
Accrued risk reserves, less current portion	70,930	71,439
Refundable entrance fees	9,831	9,865
Obligation to provide future services	3,440	3,440
Deferred income taxes	20,406	9,096
Other noncurrent liabilities	17,367	16,294
Deferred revenue	4,705	3,315

Stockholders’ Equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 15,279,239 and 15,000,616 shares, respectively, issued and outstanding	153	150
Capital in excess of par value	218,896	209,469
Retained earnings	380,597	368,013
Accumulated other comprehensive income	71,897	53,364
Total stockholders’ equity	671,543	630,996
Total liabilities and stockholders’ equity	$1,087,566	$1,045,329

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2016	2015
Cash Flows From Operating Activities:
Net income	$25,565	$25,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,849	18,169
Provision for doubtful accounts receivable	3,795	3,763
Equity in earnings of unconsolidated investments	(3,120)	(2,386)
Distributions from unconsolidated investments	5,635	4,749
Gains on sale of restricted marketable securities	(540)	(421)
Deferred income taxes	(244)	(4,869)
Stock–based compensation	494	1,132
Changes in operating assets and liabilities, net of the effect of acquisitions:
Restricted cash and cash equivalents	(10,342)	(5,701)
Accounts receivable	3,072	(2,877)
Income tax receivable	2,288	4,727
Inventories	431	(146)
Prepaid expenses and other assets	(967)	(699)
Trade accounts payable	1,675	1,244
Accrued payroll	(15,333)	(10,849)
Amounts due to third party payors	1,756	2,526
Other current liabilities and accrued risk reserves	609	3,295
Other noncurrent liabilities	1,073	1,386
Deferred revenue	1,390	1,533
Net cash provided by operating activities	36,086	40,176
Cash Flows From Investing Activities:
Additions to property and equipment	(36,127)	(23,046)
Investments in unconsolidated limited liability companies	(904)	(323)
Investments in notes receivable	(2,144)	(4,237)
Collections of notes receivable	428	228
Change in restricted cash and cash equivalents	4,748	5,738
Purchase of restricted marketable securities	(23,852)	(35,952)
Sale of restricted marketable securities	25,697	28,296
Net cash used in investing activities	(32,154)	(29,296)
Cash Flows From Financing Activities:
Tax (expense) benefit from stock–based compensation	(1,134)	342
Principal payments under capital lease obligations	(1,614)	(1,521)
Dividends paid to preferred stockholders	-	(4,335)
Dividends paid to common stockholders	(12,101)	(9,667)
Issuance of common shares	10,070	5,743
Entrance fee deposits	(34)	(203)
Change in deposits	216	494
Net cash used in financing activities	(4,597)	(9,147)
Net (Decrease) Increase in Cash and Cash Equivalents	(665)	1,733
Cash and Cash Equivalents, Beginning of Period	38,208	69,767
Cash and Cash Equivalents, End of Period	$37,543	$71,500

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2015	10,836,659	$170,494	14,110,859	$140	$154,965	$343,941	$64,608	$734,148
Net income	–	–	–	–	–	25,600	–	25,600
Other comprehensive income	–	–	–	–	–	–	(9,493)	(9,493)
Stock–based compensation	–	–	–	–	1,132	–	–	1,132
Tax benefit from exercise of stock options	–	–	–	–	342	–	–	342
Shares sold – options exercised	–	–	123,001	2	5,741	–	–	5,743
Shares issued in conversion of preferred stock to common stock	(63,947)	(1,015)	15,476	–	1,015	–	–	–
Dividends declared to preferred stockholders ($0.40 per share)	–	–	–	–	–	(4,335)	–	(4,335)
Dividends declared to common stockholders ($0.74 per share)	–	–	–	–	–	(10,534)	–	(10,534)
Balance at June 30, 2015	10,772,712	$169,479	14,249,336	$142	$163,195	$354,672	$55,115	$742,603

Balance at January 1, 2016	–	$–	15,000,616	$150	$209,469	$368,013	$53,364	$630,996
Net income	–	–	–	–	–	25,565	–	25,565
Other comprehensive income	–	–	–	–	–	–	18,533	18,533
Stock–based compensation	–	–	–	–	494	–	–	494
Tax expense from exercise of stock options	–	–	–	–	(1,134)	–	–	(1,134)
Shares sold – options exercised	–	–	278,623	3	10,067	–	–	10,070
Dividends declared to common stockholders ($0.85 per share)	–	–	–	–	–	(12,981)	–	(12,981)
Balance at June 30, 2016	–	$–	15,279,239	$153	$218,896	$380,597	$71,897	$671,543

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  As of June 30, 2016, we operate or manage, through certain affiliates, 74 long-term care centers with a total of 9,390 licensed beds, 21 assisted living facilities, five independent living facilities, and 36 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

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

Recently Adopted Accounting Guidance

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this guidance as of December 31, 2015.

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

Revenue Recognition – Third Party Payors

Approximately 65% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have recorded liabilities of approximately $18,410,000 and $16,654,000 as of June 30, 2016 and December 31, 2015, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items.  Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, which were $15,457,000 and $15,044,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Professional liability remains an area of particular concern to us.  The long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents.  As of June 30 2016, we and/or our managed centers are defendants in 36 such claims inclusive of years 2005 through June 30, 2016.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We are principally self-insured for incidents occurring in all centers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fee

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of June 30, 2016 and December 31, 2015 were $9,831,000 and $9,865,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  As of June 30, 2016 and December 31, 2015, we have recorded a future service obligation in the amount of $3,440,000.

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

Other revenues include the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2016	2015	2016	2015
Management and accounting services fees	$3,506	$3,532	$7,255	$7,036
Rental income	5,435	4,776	11,005	9,578
Insurance services	1,815	1,900	3,739	3,607
Other	525	261	764	594
	$11,281	$10,469	$22,763	$20,815

Management Fees from National

We manage five skilled nursing facilities owned by National.  For the three months and six months ended June 30, 2016, we recognized management fees and interest on management fees of $926,000 and $1,895,000 from these centers, respectively.  For the three months and six months ended June 30, 2015, we recognized management fees and interest on management fees of $890,000 and $1,824,000, respectively, from these centers.

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

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three and six months ended June 30, 2016 were $1,150,000 and $2,383,000, respectively.  For the three months and six months ended June 30, 2015, the workers' compensation premium revenues reflected in the interim condensed consolidated statements of income were $1,203,000 and $2,213,000.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months and six months ended June 30, 2016 were $665,000 and $1,356,000, respectively.  For the three months and six months ended June 30, 2015, the professional liability insurance premium revenues reflected in the interim condensed consolidated statements of income were $697,000 and $1,394,000.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2016	2015	2016	2015
Equity in earnings of unconsolidated investments	$1,615	$1,268	$3,120	$2,386
Dividends and other net realized gains and losses on sales of securities	1,901	1,629	3,762	3,505
Interest income	1,409	1,233	2,816	2,461
	$4,925	$4,130	$9,698	$8,352

Note 5 – Long-Term Leases

Capital Leases

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(9,158)	(7,196)
	$29,874	$31,836

Operating Leases

At June 30, 2016, NHC leases from National Health Investors, Inc. (“NHI”) the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements.  Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year.  Total facility rent expense to NHI was $9,480,000 and $9,177,000 for the quarter ended June 30, 2016 and 2015, respectively.   Total facility rent expense to NHI was $18,960,000 and $18,355,000 for the six months ended June 30, 2016 and 2015, respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at June 30, 2016 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2017	$34,200	$5,200
2018	34,200	5,200
2019	34,200	5,200
2020	34,200	5,200
2021	34,200	5,200
Thereafter	193,850	13,867
Total minimum lease payments	$364,850	$39,867
Less: Amounts representing interest		(7,974)
Present value of minimum lease payments		31,893
Less: Current portion		(3,378)
Long-term capital lease obligations		$28,515

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except for share and per share amounts)	2016	2015	2016	2015
Basic:
Weighted average common shares outstanding	15,266,559	13,772,873	15,091,732	13,767,248
Net income	$11,866	$12,358	$25,565	$25,600
Dividends to preferred stockholders	–	(2,167)	–	(4,335)
Net income available to common stockholders	$11,866	$10,191	$25,565	$21,265
Earnings per common share, basic	$0.78	$0.74	$1.69	$1.54

Diluted:
Weighted average common shares outstanding	15,266,559	13,772,873	15,091,732	13,767,248
Dilutive effect of stock options	22,545	158,387	23,406	155,972
Dilutive effect of restricted stock	–	–	–	2,366
Dilutive effect of contingent issuable stock	–	450,486	97,137	410,441
Assumed average common shares outstanding	15,289,104	14,381,746	15,212,275	14,336,027

Net income available to common stockholders	$11,866	$10,191	$25,565	$21,265
Earnings per common share, diluted	$0.78	$0.71	$1.68	$1.48

In the above table, options to purchase 12,120 and 11,804 shares of our common stock have been excluded for the quarter ended and six months ended June 30, 2016 and 2015, respectively, due to their anti–dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following:

	June 30, 2016		December 31, 2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$141,756	$30,176	$116,168
Restricted investments available for sale:
Corporate debt securities	73,194	75,118	71,960	71,143
Commercial mortgage–backed securities	56,751	56,903	61,645	60,910
U.S. Treasury securities	24,814	25,373	21,123	21,033
State and municipal securities	15,111	15,666	16,446	16,780
	$200,046	$314,816	$201,350	$286,034

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2016			December 31, 2015
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$122,445	1,630,642	$24,734	$99,257

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	June 30, 2016		December 31, 2015
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$43,077	$43,936	$23,291	$23,273
1 to 5 years	70,519	71,159	74,747	74,671
6 to 10 years	55,279	56,977	71,442	70,223
Over 10 years	995	988	1,694	1,699
	$169,870	$173,060	$171,174	$169,866

Gross unrealized gains related to available for sale securities are $115,280,000 and $86,921,000 as of June 30, 2016 and December 31, 2015, respectively.  Gross unrealized losses related to available for sale securities are $510,000 and $2,237,000 as of June 30, 2016 and December 31, 2015, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  As a result, the Company recognized no other-than-temporary impairment during the six months ended June 30, 2016 or for the year ended December 31, 2015.

Proceeds from the sale of securities during the six months ended June 30, 2016 and 2015 were $25,697,000 and $28,296,000, respectively.  Investment gains of $540,000 and $421,000 were realized on these sales during the six months ended June 30, 2016 and 2015, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of June 30, 2016.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2016.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At June 30, 2016, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at June 30, 2016 and December 31, 2015 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2016	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$37,543	$37,543	$–	$–
Restricted cash and cash equivalents	16,700	16,700	–	–
Marketable equity securities	141,756	141,756	–	–
Corporate debt securities	75,118	38,282	36,836	–
Commercial mortgage–backed securities	56,903	–	56,903	–
U.S. Treasury securities	25,373	25,373	–	–
State and municipal securities	15,666	–	15,666	–
Total financial assets	$369,059	$259,654	$109,405	$–

	Fair Value Measurements Using
December 31, 2015	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$38,208	$38,208	$–	$–
Restricted cash and cash equivalents	11,106	11,106	–	–
Marketable equity securities	116,168	116,168	–	–
Corporate debt securities	71,143	32,683	38,460	–
Mortgage-backed securities	60,910	–	60,910	–
U.S. Treasury securities	21,033	21,033	–	–
State and municipal securities	16,780	–	16,780	–
Total financial assets	$335,348	$219,198	$116,150	$–

Note 9 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	June 30, 2016	December 31, 2015
	Variable		(dollars in thousands)
Revolving Credit Facility, interest payable monthly	1.9%	2020	$110,000	$110,000

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	3.0%	2018	10,000	10,000
			120,000	120,000
Less current portion			–	–
			$120,000	$120,000

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

The aggregate maturities of long-term debt for the five years subsequent to June 30, 2016 are as follows:

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

In May 2005, our stockholders approved the 2005 Stock Option, Employee Stock Purchase, Physician Stock Purchase and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  The shares granted during the six months ended June 30, 2016 consisted of 45,000 shares to the Directors of the Company.  At June 30, 2016, 131,276 shares were available for future grants under the 2005 Plan.

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  In May 2015, our stockholders voted to amend the 2010 Plan to increase the number of shares of our common stock authorized under the Plan from the original 1,200,000 shares to 2,575,000 shares.  The shares granted during the six months ended June 30, 2016 consisted of 12,120 shares through the Employee Stock Purchase Plan.  At June 30, 2016, 1,750,494 shares were available for future grants under the amended 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $208,000 and $654,000 for the three months ended June 30, 2016 and 2015, respectively. Stock–based compensation totaled $494,000 and $1,132,000 for the six months ended June 30, 2016 and 2015, respectively.

Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2016 and for the year ended December 31, 2015.

	2016	2015
Risk–free interest rate	0.88%	0.71%
Expected volatility	15.8%	16.5%
Expected life, in years	2.2 years	2.2 years
Expected dividend yield	3.08%	2.73%

The following table summarizes our outstanding stock options for the six months ended June 30, 2016 and for the year ended December 31, 2015.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	954,678	$46.92	$–
Options granted	56,210	61.47	–
Options exercised	(389,498)	47.06	–
Options outstanding at December 31, 2015	621,390	48.15	–
Options granted	57,120	62.53	–
Options exercised	(480,275)	46.81	–
Options forfeited	(656)	46.69	–
Options outstanding at June 30, 2016	197,579	$55.55	$1,816,000

Options exercisable at June 30, 2016	185,459	$55.15	$1,778,000

Options Outstanding June 30, 2016	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
97,500	$44.80 - $52.93	$48.95	2.0
100,079	$61.59 - $62.78	61.98	3.9
197,579		$55.55	3.0

Note 12 – Income Taxes

The income tax provision for the three months ended June 30, 2016 is $7,700,000 (an effective income tax rate of 39.4%).  The income tax provision and effective tax rate for the three months ended June 30, 2016 were unfavorably impacted by adjustments to unrecognized tax benefits of $190,000 and permanent differences including nondeductible expenses of $143,000 resulting in an increase in the provision.  The income tax provision for the three months ended June 30, 2015 was $7,478,000 (an effective income tax rate of 37.7%).  The income tax provision and effective tax rate for the three months ended June 30, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $121,000 and permanent differences including nondeductible expenses of $15,000 resulting in an increase in the provision.

The income tax provision for the six months ended June 30, 2016 is $16,398,000 (an effective income tax rate of 39.1%).  The income tax provision and effective tax rate for the six months ended June 30, 2016 were unfavorably impacted by adjustments to unrecognized tax benefits of $365,000 and permanent differences including nondeductible expenses of $229,000 resulting in an increase in the provision.  The income tax provision for the six months ended June 30, 2015 was $15,894,000 (an effective income tax rate of 38.3%).  The income tax provision and effective tax rate for the six months ended June 30, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $330,000 and permanent differences including nondeductible expenses of $38,000 resulting in an increase in the provision.

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

At June 30, 2016, we had $13,768,000 of unrecognized tax benefits, composed of $7,936,000 of deferred tax assets and $5,832,000 of permanent differences.  Accrued interest and penalties of $3,599,000 relate to unrecognized tax benefits at June 30, 2016.  Unrecognized tax benefits of $5,831,000 net of federal benefit, at June 30, 2016, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  Accrued interest and penalties of $3,372,000 relate to these permanent differences at June 30, 2016.  We do not expect to recognize significant increases or decreases in unrecognized tax benefits within the twelve months beginning July 1, 2016, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,046,000, composed of temporary differences of $842,000, and permanent tax differences of $1,204,000.  Interest and penalties of $727,000 relate to these temporary and permanent difference changes within 12 months beginning June 30, 2016.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2012 (with certain state exceptions). Currently, the 2012 U.S. federal return is under examination.

Note 13 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $98,514,000 and $98,508,000 at June 30, 2016 and December 31, 2015, respectively.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of June 30, 2016, we and/or our managed centers are currently defendants in 36 such claims.

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

Beginning in 2008 and continuing through June 30, 2016, additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

The Company is cooperating fully with these requests. We are unable to evaluate the outcome of this investigation at this time.  It is possible that this investigation could lead to a claim that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Caris HealthCare, L.P. Investigation

On December 9, 2014, Caris Healthcare, L.P., a business that specializes in hospice care services in Company-owned health care centers and in other settings, received notice from the U.S. Attorney’s Office for the Eastern District of Tennessee and the Attorney Generals’ Offices for the State of Tennessee and State of Virginia that those government entities were conducting an investigation regarding patient eligibility for hospice services provided by Caris precipitated by a qui tam lawsuit.  We have a 75.1% non-controlling ownership interest in Caris.

The qui tam lawsuit was filed on May 22, 2014, in the U.S. District Court for the Eastern District of Tennessee by a former Caris employee, Barbara Hinkle, and is captioned United States of America, State of Tennessee, and State of Virginia ex rel. Barbara Hinkle v. Caris Healthcare, L.P., No. 3:14-cv-212 (E.D. Tenn.).  The complaint seeks treble damages and civil penalties under the Federal False Claims Act, Tennessee Medicaid False Claims Act, and the Virginia Fraud Against Taxpayers Act for alleged violations by Caris in submitting Medicare and Medicaid claims for patients that purportedly were ineligible for hospice treatment.

On June 16, 2016, the State of Tennessee and the State of Virginia declined to intervene in the qui tam lawsuit.  On June 20, 2016, the Court ordered that the complaint be unsealed.  The United States has not notified the Court of its intervention decision in this matter – or, if it has, such notification is presently under seal.

Caris denies the allegations in the qui tam complaint, and, should the United States and/or the plaintiff proceed forward with this action, Caris intends to defend itself vigorously.  Given the preliminary stage of this action and the limited information that we have regarding this matter, we are unable to assess the probable outcome or potential liability, if any, arising from this action.  It is possible that this claim could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

South Carolina Medicaid Audits

The South Carolina Office of State Auditor (“State Auditor”) conducted Medicaid cost report audits for eleven of the Company’s South Carolina skilled nursing facilities.  The State Auditor has issued audit findings for the fiscal years ending September 30, 2013 and September 30, 2014.

During 2015, the Company paid the South Carolina Department of Health and Human Services $6.8 million due to the State Auditor findings.  The Company has filed administrative appeals with the South Carolina Department of Health and Human Services to recoup these funds and this process is continuing within the legal system.  At June 30, 2016, there are no amounts recorded in our interim condensed consolidated balance sheets pertaining to the potential recoupment of these funds.

Financing Commitments

Effective January 1, 2016 and in conjunction with the signed rental agreement for eleven of our healthcare properties, we entered into a short-term line of credit arrangement with a third party operator.  The maximum commitment under the line of credit is $10,000,000 and the maturity date is December 30, 2016, or earlier with 30 days written notice.  At June 30, 2016, the third party operator had an outstanding balance on the line of credit of $1,892,000.  This amount is classified in the current portion of notes receivable in the interim condensed consolidated balance sheets.

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000.  At June 30, 2016, National did not have an outstanding balance on the line of credit.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 74 long-term care centers with a total of 9,390 licensed beds, 21 assisted living facilities, five independent living facilities, and 36 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.

Occupancy

Occupancy, or census, in our skilled nursing facilities is a primary area of management focus.  For the six months ended June 30, 2016, the total census at our owned and leased skilled nursing facilities averaged 89.6%, compared to an average of 90.1% for the same period a year ago.

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

Type of Operation	Description	Size	Location	Placed in Service
SNF/AL	New Facility	92 beds/60 Units	Gallatin, TN	April, 2015
Memory Care	Partnership	60 beds	St. Peters, MO	November, 2015
SNF/AL	New Facility	90 beds / 80 Units	Nashville, TN	June, 2016
AL	New Facility	76 Units	Bluffton, SC	Under construction
AL	New Facility	80 Units	Garden City, SC	Under construction
SNF	New Facility	112 beds	Columbia, TN	Under construction

For the three projects under construction at June 30, 2016, all are expected to begin operations in the fourth quarter of 2016.

During 2016, we plan to apply for Certificates of Need for additional beds in certain of our markets.  We also will evaluate the feasibility of expansion into new markets by building private pay health care centers or assisted living communities.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $98,514,000 at June 30, 2016 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There were no significant changes during the six month period ended June 30, 2016 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2015 Annual Report on Form 10–K filed with the SEC.

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

A significant goal of federal health care reform is to transform the delivery of health care by holding providers accountable for the cost and quality of care provided.  Medicare and many commercial third party payors are implementing Accountable Care Organization ("ACO") models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals.  Other reimbursement methodology reforms in which we are participating include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. Also, CMS is implementing demonstration programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans.  In 2015, CMS announced its goal by 2016 to have 30% of Medicare payments through alternative payment models such as ACOs or bundled payments and up to 50% by the end of 2018.  Providers who respond successfully to these trends and are able to deliver quality care at lower costs are likely to benefit financially.

Medicare – Skilled Nursing Facilities

In July 2016, CMS released its final rule outlining the fiscal year 2017 Medicare payments and policy changes for skilled nursing facilities.  The 2017 final rule provided for an approximate 2.4% rate update, which will begin October 1, 2016.  This estimated increase consists of a 2.7% market basket increase reduced by 0.3% for a multifactor productivity adjustment required by the ACA.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2017 by $920 million compared to fiscal year 2016 levels.  The policy changes in the 2017 final rule continue to shift skilled nursing facility Medicare payments from volume to value.  The final rule makes changes to the SNF Quality Reporting Program and Value-Based Purchasing Program with some of these changes effective for the fiscal year beginning October 1, 2017.

In July 2015, CMS released its final rule outlining the fiscal year 2016 Medicare payments for skilled nursing facilities, which began October 1, 2015.  The 2016 final rule provided for an approximate 1.2% rate update.  This estimated increase consists of a 2.3% market basket increase, reduced by a 0.6% forecast error adjustment and further reduced 0.5% for a multifactor productivity adjustment required by the ACA.  CMS estimated the update will increase overall payments to skilled nursing facilities in fiscal year 2016 by $430 million compared to fiscal year 2015 levels.

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

For the first six months of 2016, our average Medicare per diem rate for skilled nursing facilities increased 2.8% compared to the same period in 2015.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2015 and for the fiscal year 2016, the state of Tennessee implemented specific individual nursing facility rate increases.  The resulting increase in revenue beginning July 1, 2015 was approximately $4,000,000 annually, or $1,000,000 per quarter.

Effective October 1, 2015 and for the fiscal year 2016, South Carolina implemented specific individual nursing facility rate changes.  The resulting rate changes for the 2016 fiscal year have an immaterial impact on revenues.

Effective October 1, 2016 and for the fiscal year 2017, South Carolina implemented specific individual nursing facility rate changes.  We estimate the resulting increase in revenue for the 2017 fiscal year will be approximately $1,000,000 annually, or $250,000 per quarter.

In April 2016 and retroactively applied back to October 1, 2015, the state of Missouri implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue will be approximately $400,000 annually, or $100,000 per quarter.

Effective July 1, 2016, the state of Missouri approved a Medicaid rate increase of $2.83 per patient day to Missouri skilled nursing providers.  We estimate the resulting increase in revenue will be approximately $800,000 annually, or $200,000 per quarter.

For the first six months of 2016, our average Medicaid per diem increased 1.8% compared to the same period in 2015. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Results for the quarter ended June 30, 2016 include a 1.3% increase in net operating revenues and a 1.4% decrease in income before income taxes compared to the same period in 2015.  For the quarter ended June 30, 2016, the operating losses before income taxes from the newly constructed skilled nursing facility, assisted living facility, and memory care facility placed in service less than twelve months ago were approximately $731,000.  Therefore, excluding these three newly constructed entities, income before income taxes would have increased 2.3% compared to the same period in 2015.

With the removal of the preferred dividend due to the Company’s preferred stock redemption in November 2015, net income available to common shareholders for the quarter ended June 30, 2016 was $11,866,000, which increased 16.4% compared to the second quarter of 2015.  Excluding the operating losses from the three newly constructed entities placed in service less than twelve months ago, net income available to common shareholders for the quarter ended June 30, 2016 would have been $12,312,000.

The total census at owned and leased skilled nursing facilities for the quarter averaged 89.3% compared to an average of 90.0% for the same quarter a year ago. Medicare per diem rates increased 2.8% and Managed Care per diem rates decreased 0.7% compared to the quarter a year ago.  Medicaid and private pay per diem rates increased 2.8% and 3.4%, respectively, compared to the quarter a year ago.  Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 0.7% compared to the quarter a year ago.

Net patient revenues increased $2,054,000, or 1.0%, compared to the same period last year.  The majority of the increase in net patient revenues was derived from our same-facility skilled nursing facilities ($1,550,000).  These centers benefitted from the per diem increases mentioned in the above paragraph. The newly constructed skilled nursing and assisted living facility in Nashville, Tennessee began operations in June 2016, so their patient revenues were immaterial to the 2016 three month period.

Other revenues increased $812,000, or 7.8%, compared to the same quarter last year, as further detailed in Note 3 to our interim condensed consolidated financial statements.  The majority of the increase in other revenues was derived from the increase in rental income.  Effective January 1, 2016, we entered into a new triple net lease agreement for eleven of our healthcare properties.  The new lease agreement is for a ten year period and is expected to increase rental income by approximately $2,300,000 annually, or $575,000 per quarter, over the previous lease agreement.

As of March 1, 2016, we no longer provide management services to The Quarters of Des Peres skilled nursing facility in Des Peres, Missouri.  We expect our management fee revenue to decrease by approximately $600,000 annually, or $150,000 per quarter for the remaining six months of 2016.

Total costs and expenses for the second quarter of 2016 compared to the second quarter of 2015 increased $3,931,000, or 1.9%, to $213,127,000 from $209,196,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $3,154,000, or 2.4%, to $135,068,000 from $131,914,000.  Other operating expenses decreased $161,000, or 0.3%, to $57,306,000 for the 2016 period compared to $57,467,000 for the 2015 period.  Facility rent expense increased $338,000 to $10,319,000.  Depreciation and amortization increased $259,000 to $9,495,000.  Interest expense increased $341,000 to $939,000.

Salaries, wages and benefits as a percentage of net operating revenue was 59.3% compared to 58.7% for the three months ended June 30, 2016 and 2015, respectively.  The increase in salaries, wages and benefits is primarily derived from our same-facility skilled nursing facilities ($3,215,000) compared to the quarter a year ago.

Other operating expenses as a percentage of net operating revenue was 25.2% compared to 25.6% for the three months ended June 30, 2016 and 2015, respectively.

The increase in interest expense is primarily from the line of credit borrowings that took place when the Company’s Preferred Stock was redeemed during the fourth quarter of 2015.  At June 30, 2016, we have $110 million outstanding on our credit facility.

Non–operating income increased by $795,000 compared to the same period last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase in non-operating income is primarily from our equity method investments in Caris, a hospice provider, and our geriatric psychiatric hospital in Osage Beach, Missouri.  These two investments increased non-operating income $510,000 in comparison to the quarter a year ago.

The income tax provision for the three months ended June 30, 2016 is $7,700,000 (an effective income tax rate of 39.4%).  The income tax provision and effective tax rate for the three months ended June 30, 2016 were unfavorably impacted by adjustments to unrecognized tax benefits of $190,000 and permanent differences including nondeductible expenses of $143,000 resulting in an increase in the provision.  The income tax provision for the three months ended June 30, 2015 was $7,478,000 (an effective income tax rate of 37.7%).  The income tax provision and effective tax rate for the three months ended June 30, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $121,000 and permanent differences including nondeductible expenses of $15,000 resulting in an increase in the provision.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Results for the six months ended June 30, 2016 include a 2.2% increase in net operating revenues and a 1.1% increase in income before income taxes compared to the same period in 2015.  For the six months ended June 30, 2016, the operating losses before income taxes from the two newly constructed skilled nursing facilities, two assisted living facilities, and memory care facility placed in service less than twelve months ago were approximately $1,063,000. Therefore, excluding these five newly constructed entities, income before income taxes would have increased 3.7% compared to the same period in 2015.

With the removal of the preferred dividend due to the Company’s preferred stock redemption in November 2015, net income available to common shareholders for the six months ended June 30, 2016 was $25,565,000, which increased 20.2% compared to the same six month period of 2015.  Excluding the operating losses from the five newly constructed entities placed in service less than twelve months ago, net income available to common shareholders for the six months ended June 30, 2016 would have been $26,213,000.

The total census at owned and leased skilled nursing facilities for the six months averaged 89.6% compared to an average of 90.1% for the same period a year ago.  Medicare and managed care per diem rates at our owned and leased skilled nursing facilities increased 2.8% and 0.5%, respectively, compared to the six months a year ago.  Medicaid and private pay per diem rates at our owned and leased skilled nursing facilities increased 1.8% and 2.9%, respectively, compared to the period a year ago.  Overall, the composite skilled nursing per diem at our owned and leased skilled nursing facilities increased 0.5% compared to the six months a year ago.

Net patient revenues increased $8,099,000, or 1.9%, compared to the same period last year.  The majority of the increase was derived from the newly constructed skilled nursing and assisted living facility in Gallatin, Tennessee compared to the same six month period a year ago.  This facility helped increase net patient revenues $3,344,000.  The net patient revenues from our same-facility skilled nursing facilities increased $2,780,000 compared to the six month period a year ago.  The same-facility centers benefitted from the per diem increases mentioned in the above paragraph.

Other revenues increased $1,948,000, or 9.4%, compared to the same period last year, as further detailed in Note 3 to our interim condensed consolidated financial statements.  The majority of the increase in other revenues was derived from the increase in rental income ($1,426,000).  Effective January 1, 2016, we entered into a new triple net lease agreement for eleven of our healthcare properties.  The new lease agreement is for a ten year period and is expected to increase rental income by approximately $2,300,000 annually, or $575,000 per quarter, over the previous lease agreement.

As of March 1, 2016, we no longer provide management services to The Quarters of Des Peres skilled nursing facility in Des Peres, Missouri.  We expect our management fee revenue to decrease by approximately $600,000 annually, or $150,000 per quarter for the remaining six months of 2016.

Total costs and expenses for the 2016 six months compared to the same period in 2015 increased $10,924,000, or 2.6%, to $425,091,000 from $414,167,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $7,458,000, or 2.9%, to $265,088,000 from $257,630,000.  Other operating expenses increased $1,401,000, or 1.2%, to $118,615,000 for the 2016 period compared to $117,214,000 for the 2015 period.  Facility rent expense increased $680,000 to $20,646,000.  Depreciation and amortization increased $680,000 to $18,849,000.  Interest expense increased $705,000 to $1,893,000.

Salaries, wages and benefits as a percentage of net operating revenue was 58.0% compared to 57.6% for the six months ended June 30, 2016 and 2015, respectively.  The increase in salaries, wages and benefits is primarily derived from our same-facility skilled nursing facilities ($3,462,000) compared to the six month period in 2015.  The remaining increase was due to the new operations of the four healthcare facilities (two SNF’s and two ALF’s) compared to the same period a year ago ($1,903,000).  We also incurred inflationary wage increases for our partners.

Other operating expenses as a percentage of net operating revenue was 25.9% compared to 26.2% for the six months ended June 30, 2016 and 2015, respectively.  The increase in other operating expenses for the current period was due to the new operations of the four healthcare facilities compared to the same period a year ago.

The increase in depreciation expense is due to the new healthcare facilities placed in service and the increase in interest expense is due from the line of credit borrowings that took place when the Company’s Preferred Stock was redeemed during the fourth quarter of 2015.  At June 30, 2016, we have $110 million outstanding on our credit facility.

Non–operating income increased by $1,346,000 compared to the same six month period last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.  The increase in non-operating income is primarily from our equity method investments in Caris, a hospice provider, and our geriatric psychiatric hospital in Osage Beach, Missouri.  These two investments increased non-operating income $1,084,000 in comparison to the six month period last year.

The income tax provision for the six months ended June 30, 2016 is $16,398,000 (an effective income tax rate of 39.1%).  The income tax provision and effective tax rate for the six months ended June 30, 2016 were unfavorably impacted by adjustments to unrecognized tax benefits of $365,000 and permanent differences including nondeductible expenses of $229,000 resulting in an increase in the provision.  The income tax provision for the six months ended June 30, 2015 is $15,894,000 (an effective income tax rate of 38.3%).  The income tax provision and effective tax rate for the six months ended June 30, 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $330,000 and permanent differences including nondeductible expenses of $38,000 resulting in an increase in the provision.

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

	Six Months Ended June 30		Six Month Change
	2016	2015	$	%
Cash and cash equivalents at beginning of period	$38,208	$69,767	$(31,559)	(45.2)%

Cash provided by operating activities	36,086	40,176	(4,090)	(10.2)%

Cash used in investing activities	(32,154)	(29,296)	(2,858)	(9.8)%

Cash used in financing activities	(4,597)	(9,147)	4,550	49.7%

Cash and cash equivalents at end of period	$37,543	$71,500	$(33,957)	(47.5)%

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $36,086,000, as compared to $40,176,000 in the same period last year.  Cash provided by operating activities consisted of net income of $25,565,000, adjustments for non–cash items of $22,894,000, and cash distributions in excess of earnings from equity method investments of $2,515,000.  There was cash used for working capital in the amount of $14,348,000 and also gains on the sale of restricted marketable securities ($540,000) that offset against the positive operating cash flow items stated above.

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

Investing Activities

Cash used in investing activities totaled $32,154,000 and $29,296,000 for the six months ended June 30, 2016 and 2015, respectively.  Cash used for property and equipment additions was $36,127,000 for the six months ended June 30, 2016 and $23,046,000 for the same six-month period in 2015.  The Company made investments in unconsolidated partnerships in the amount of $904,000 and $323,000 for the six months ended June 30, 2016 and 2015, respectively.  The Company made investments in notes receivable of $2,144,000 and $4,237,000 for the six months ended June 30, 2016 and 2015, respectively.  Purchases and sales of restricted marketable securities (including the use of restricted cash and cash equivalents) resulted in net cash provided of $6,593,000 for the 2016 period compared to $1,918,000 used in the 2015 period.  The cash provided by restricted cash and cash equivalents is primarily from the transfer of restricted cash to the debt securities investment portfolio to earn a better rate of return.

In 2016, construction costs included in additions to property and equipment include $7,257,000 for the final construction and furnishings of the 90-bed skilled nursing facility and 80-unit assisted living facility in Nashville, Tennessee; $8,057,000 for construction and current development of the 112-bed skilled nursing facility located in Columbia, Tennessee; $9,324,000 for the construction and current development of two assisted living facilities in Bluffton, South Carolina and Garden City, South Carolina; and $1,024,000 for the construction and 44-bed addition to our skilled nursing facility located in Charleston, South Carolina.

The largest note receivable made during the 2016 six-month period was a line of credit agreement to a third party operator that is leasing and operating eleven of our healthcare facilities.  At June 30, 2016, the third party operator had an outstanding balance on the line of credit of $1,892,000.   The maximum commitment from NHC under the line of credit is $10,000,000 and the maturity date is December 30, 2016, or earlier with 30 days written notice.

Financing Activities

Net cash used in financing activities totaled $4,597,000 and $9,147,000 for the six months ended June 30, 2016 and 2015, respectively.  Cash used for dividend payments to common stockholders totaled $12,101,000 in the current year period compared to cash used for dividend payments to common and preferred stockholders of $14,002,000 for the same period a year ago.  In the current period, $10,070,000 was provided by the issuance of common stock compared to $5,743,000 in the prior year period.

Table of Contractual Obligations

Our contractual obligations as of June 30, 2016 are as follows (in thousands):

	Total		1 year	2–3 Years	4–5 Years		After 5 Years
Long–term debt – principal	$120,000	$	−	$10,000	$110,000	$	−
Long–term debt – interest	9,141		2,335	4,225	2,581		−
Operating leases	364,850		34,200	68,400	68,400		193,850
Construction obligations	8,929		8,929	−	−		−
Capital lease obligations	39,867		5,200	10,400	10,400		13,867
Total contractual cash obligations	$542,787		$50,664	$93,025	$191,381		$207,717

Other noncurrent liabilities for uncertain tax positions of $5,831,000, attributable to permanent differences, at June 30, 2016 have not been included in the above table because of the inability to estimate the period in which the tax payment is expected to occur.  See Note 12 of the interim condensed consolidated financial statements for a discussion on income taxes.

We started paying quarterly dividends on our common shares outstanding in 2004.  We anticipate the continuation of the dividend payment as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities.  In addition to cash flows from operations, our current cash on hand of $37,543,000, marketable securities of $141,756,000 and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $37,543,000, marketable securities of $141,756,000, and our borrowing capacity on the credit facility.  At June 30, 2016, the outstanding balance on the credit facility is $110,000,000; therefore, leaving $65,000,000 available for future borrowings.  The maturity date on the credit facility is October 7, 2020.  The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

The Company is cooperating fully with these requests. We are unable to evaluate the outcome of this investigation at this time.  It is possible that this investigation could lead to a claim that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Caris HealthCare, L.P. Investigation

On December 9, 2014, Caris Healthcare, L.P., a business that specializes in hospice care services in Company-owned health care centers and in other settings, received notice from the U.S. Attorney’s Office for the Eastern District of Tennessee and the Attorney Generals’ Offices for the State of Tennessee and State of Virginia that those government entities were conducting an investigation regarding patient eligibility for hospice services provided by Caris precipitated by a qui tam lawsuit.  We have a 75.1% non-controlling ownership interest in Caris.

The qui tam lawsuit was filed on May 22, 2014, in the U.S. District Court for the Eastern District of Tennessee by a former Caris employee, Barbara Hinkle, and is captioned United States of America, State of Tennessee, and State of Virginia ex rel. Barbara Hinkle v. Caris Healthcare, L.P., No. 3:14-cv-212 (E.D. Tenn.).  The complaint seeks treble damages and civil penalties under the Federal False Claims Act, Tennessee Medicaid False Claims Act, and the Virginia Fraud Against Taxpayers Act for alleged violations by Caris in submitting Medicare and Medicaid claims for patients that purportedly were ineligible for hospice treatment.

On June 16, 2016, the State of Tennessee and the State of Virginia declined to intervene in the qui tam lawsuit.  On June 20, 2016, the Court ordered that the complaint be unsealed.  The United States has not notified the Court of its intervention decision in this matter – or, if it has, such notification is presently under seal.

Caris denies the allegations in the qui tam complaint, and, should the United States and/or the plaintiff proceed forward with this action, Caris intends to defend itself vigorously.  Given the preliminary stage of this action and the limited information that we have regarding this matter, we are unable to assess the probable outcome or potential liability, if any, arising from this action.  It is possible that this claim could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

South Carolina Medicaid Audits

The South Carolina Office of State Auditor (“State Auditor”) conducted Medicaid cost report audits for eleven of the Company’s South Carolina skilled nursing facilities.  The State Auditor has issued audit findings for the fiscal years ending September 30, 2013 and September 30, 2014.

During 2015, the Company paid the South Carolina Department of Health and Human Services $6.8 million due to the State Auditor findings.  The Company has filed administrative appeals with the South Carolina Department of Health and Human Services to recoup these funds and this process is continuing within the legal system.  At June 30, 2016, there are no amounts recorded in our consolidated balance sheets pertaining to the potential recoupment of these funds.

Financing Commitments

Effective January 1, 2016 and in conjunction with the signed rental agreement for eleven of our healthcare properties, we entered into a short-term line of credit arrangement with a third party operator.  The maximum commitment under the line of credit is $10,000,000 and the maturity date is December 30, 2016, or earlier with 30 days written notice.  At June 30, 2016, the third party operator had an outstanding balance on the line of credit of $1,892,000.  This amount is classified in the current portion of notes receivable in the interim condensed consolidated balance sheets.

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000.  At June 30, 2016, National did not have an outstanding balance on the line of credit.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At June 30, 2016, we have available for sale debt securities in the amount of $173,060,000.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of June 30, 2016, the Company has $120 million of long–term debt that bears interest at variable interest rates.  Based on our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $1,200,000.

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

Equity Price and Concentration Risk

Our available for sale marketable equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At June 30, 2016, the fair value of our marketable equity securities is approximately $141,756,000.  Of the $141.8 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $122.4 million, or 86%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $14.2 million.  At June 30, 2016, our equity securities had unrealized gains of $111.6 million.  Of the $111.6 million of unrealized gains, $97.7 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.  There have been no changes in the

Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 13 of this Form 10–Q.

Item 1A.  Risk Factors.

During the six months ended June 30, 2016, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2015.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 4, 2016	/s/ Robert G. Adams
Robert G. Adams
Chief Executive Officer

Date: August 4, 2016	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
(Principal Accounting Officer)