Form 10-K
period 2016-12-31
NATIONAL HEALTHCARE CORP
filed 2017-02-15
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10–K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _____________

Commission File No. 001–13489
____________________________

(Exact name of registrant as specified in its Corporate Charter)

Delaware	52–2057472
(State of Incorporation)	(I.R.S. Employer I.D. No.)

100 Vine Street
Murfreesboro, Tennessee 37130
(Address of principal executive offices)
Telephone Number: 615–890–2020
____________________________
Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Name of Each Exchange on which Registered
Shares of Common Stock	NYSE MKT
____________________________

Securities registered pursuant to Section 12(g) of the Act: None
____________________________
Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

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

Yes [x]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer or a smaller reporting company (as defined in Rule 12b–2 of the Act).  Large accelerated filer [  ]    Accelerated filer [x]    Non–accelerated filer [  ]   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of Common Stock held by non–affiliates on June 30, 2016 (based on the closing price of such shares on the NYSE MKT) was approximately $505 million.  For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 9, 2017 was 15,177,938.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10–K:
The Registrant’s definitive proxy statement for its 2017 shareholder’s meeting.

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

Financial Statements and Supplementary Data

43

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

79

ITEM 9A.

Controls and Procedures

80

ITEM 9B.

Other Information

82

PART III

ITEM 10.

Directors, Executive Officers and Corporate Governance

82

ITEM 11.

Executive Compensation

82

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

82

ITEM 13.

Certain Relationships and Related Transactions and Director Independence

82

ITEM 14.

Principal Accountant Fees and Services

82

PART IV

ITEM 15.

Exhibits and Financial Statement Schedule

83

Signatures

84

Exhibit Index

85

PART 1

ITEM 1.

BUSINESS

General Development of Business

National HealthCare Corporation, which we also refer to as NHC or the Company, began business in 1971.  Our principal business is the operation of skilled nursing facilities, assisted living facilities, independent living facilities and homecare programs.  Our business activities include providing sub–acute and post–acute skilled nursing care, intermediate nursing care, rehabilitative care, memory and Alzheimer’s care, senior living services, and home health care services.  We have a non–controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide management services, accounting and financial services, as well as insurance services to third party operators of health care facilities.  We also own the real estate of 13 healthcare properties and lease these properties to third party operators.  We operate in 10 states, and our owned and leased properties are located in the Southeastern, Northeastern, and Midwestern parts of the United States.

Narrative Description of the Business

At December 31, 2016, we operated or managed 74 skilled nursing facilities with a total of 9,398 licensed beds.  These numbers include 68 facilities with 8,662 beds that we lease or own and six facilities with 736 beds that we manage for others.  Of the 68 leased or owned facilities, 39 of the facilities are leased and 29 of the facilities are owned.  Of the 39 leased facilities, 35 are leased from National Health Investors, Inc. ("NHI").

Our 21 assisted living facilities (nine leased, eleven owned, and one managed) have 1,015 units (991 units leased or owned and 24 units managed).

Our five independent living facilities (three leased, one owned, and one managed) have 475 retirement apartments (338 apartments leased or owned and 137 apartments managed).

We operated 36 homecare programs licensed in four states (Tennessee, South Carolina, Missouri and Florida) and provided 424,281 homecare patient visits to 19,610 patients in 2016.

We have a partnership agreement and a 75.1% non–controlling ownership interest in Caris Healthcare, LP (“Caris”), a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Caris provides hospice care to over 1,000 patients per day in 28 locations in Georgia, Missouri, South Carolina, Tennessee, and Virginia.

We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub–acute nursing units.  Similar specialty units are under consideration at a number of our centers, as well as free standing projects.

Net Patient Revenues.  Health care services we provide include a comprehensive range of services.  In fiscal 2016, 95.0% of our net operating revenues were derived from such health care services.  Highlights of health care services activities during 2016 were as follows:

Skilled Nursing Facilities.  The most significant portion of our business and the base for our other health care services is the operation of our skilled nursing facilities.  In our facilities, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day.  In addition, our facilities provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services.  We operate 74 skilled nursing facilities as of December 31, 2016. We manage six facilities for third party owners.  Revenues from the 68 facilities we own or lease are reported as net patient revenues in our financial statements.  Management fee income is recorded as other revenues from the six facilities that we manage.  We generally charge 6% to 7% of facility net operating revenues for our management services.  Occupancy in skilled nursing facilities we operate was 89.5% during the year ended December 31, 2016.

Rehabilitative Services.  We provide therapy services through Professional Health Services, a subsidiary of NHC.  Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities.  We maintained a rehabilitation staff of over 1,700 highly trained, professional therapists in 2016.  The majority of our rehabilitative services are for patients in our owned and managed skilled nursing facilities.  However, we also provide services to over 81 additional health care providers.  Our rates for these services are competitive with other market rates.

Medical Specialty Units.  All of our skilled nursing facilities participate in the Medicare program, and we have expanded our range of offerings by the creation of center–specific medical specialty units such as our memory care units and subacute nursing units.   Our trained staff provides care for Alzheimer’s patients in early, middle and advanced stages of the disease. We provide specialized care and programs for persons with Alzheimer’s or related disorders in dedicated units within many of our skilled nursing facilities.  Our specialized rehabilitation programs are designed to shorten or eliminate hospital stays and help to reduce the cost of quality health care. We develop individualized patient care plans to target appropriate medical and functional planning objectives with a primary goal where feasible for a return to home or a similar environment.

Assisted Living Facilities.  Our assisted living facilities are dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities.  We own or lease 20 assisted living facilities and manage one assisted living facility.  Of these 21 centers, fourteen are located within the physical structure of a skilled nursing facility or retirement center and seven are freestanding.  In 2016, the rate of occupancy was 86.6%.  Certificates of Need are not required to build these projects and we believe overbuilding has occurred in some of our markets.

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

Homecare Programs.  Our home health care programs (we call them homecares) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities.  Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies.  Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment.  NHC operates 36 homecare licensed and Medicare–certified offices in four states (Tennessee, South Carolina, Missouri and Florida) and some of our homecare patients are previously discharged from our skilled nursing facilities.  Medicare reimbursement for homecare services is paid under a prospective payment system.  Under this payment system, we receive a prospectively determined amount per patient per 60 day episode as defined by Medicare guidelines.  Medicare episodes were 21,623 in 2015 and 20,423 in 2016.  We served 19,711 patients in 2015 and 19,610 patients in 2016.  Visits provided were 455,551 in 2015 and 424,281 in 2016.

Pharmacy Operations.  At December 31, 2016, we operated four regional pharmacy locations (one each in east Tennessee, central Tennessee, South Carolina, and Missouri).  These pharmacies use a central location to supply pharmaceutical services (consulting and medications) and supplies.  Regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.  Our regional pharmacies currently serve 58 owned facilities, six managed facilities, and 13 third party entities.

Other Revenues.  We generate revenues from management, accounting and financial services to third party operators of healthcare facilities, from insurance services to our managed healthcare facilities, and from rental income.  In fiscal 2016, 5.0% of our net operating revenues were derived from such sources.  The significant sources of our other revenues are described as follows:

A.

Management, Accounting and Financial Services.  We provide management services to skilled nursing facilities, assisted living facilities and independent living facilities operated by third party operators.  We typically charge 6% to 7% of the managed centers’ net operating revenues as a fee for these services.  Additionally, we provide accounting and financial services to other healthcare operators.  No management services are provided for entities in which we provide accounting and financial services.  As of December 31, 2016, we perform management services for eleven healthcare facilities (eight management contracts for third parties and three management contracts where we have an equity method investment) and accounting and financial services for 20 healthcare facilities.

B.

Insurance Services.  NHC owns a Tennessee domestic licensed insurance company.  The company is licensed in several states and provides workers’ compensation coverage to substantially all of NHC's operated and managed facilities in addition to other skilled nursing facilities, assisted living and independent living facilities.  A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC’s owned and managed centers.  This company elects to be taxed as a domestic subsidiary.  We also self–insure our employees’ (referred to as "partners") health insurance benefit program at a cost we believe is less than a commercially obtained policy.  Finally, we operate a long–term care insurance division, which is licensed to sell commercially underwritten long–term care policies.

C.

Rental Income.  The healthcare properties currently owned and leased to third party operators include nine skilled nursing facilities and four assisted living communities.

Non–Operating Income.  We generate non–operating income from equity in earnings of unconsolidated investments, from dividends and realized gains and losses on marketable securities, interest income, and other miscellaneous non–operating income.  The significant source of non–operating income is described as follows:

Equity in Earnings of Unconsolidated Investments.  Earnings from investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.  Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings.  Caris currently has 28 locations serving five states (Georgia, Missouri, South Carolina, Tennessee, and Virginia).

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF/ALF	Leased	120 beds / 52 units	Independence, MO	March, 2014
SNF	Leased	70 beds	Independence, MO	March, 2014
SNF/ALF	Leased	130 beds / 52 units	St. Peters, MO	March, 2014
ALF	Partnership	83 units	Augusta, GA	June, 2014
Psychiatric Hospital	Partnership	14 beds	Osage Beach, MO	June, 2014
SNF	New Facility	52 beds	Kingsport, TN	December, 2014
SNF/ALF	New Facility	92 beds/60 units	Gallatin, TN	April, 2015
Memory Care	Partnership	60 beds	St. Peters, MO	November, 2015
SNF	Bed Addition	44 beds	Charleston, SC	May, 2016
SNF/ALF	New Facility	90 beds / 80 units	Nashville, TN	June, 2016
SNF	Bed Addition	8 beds	Kingsport, TN	September, 2016
SNF	New Facility	112 beds	Columbia, TN	January, 2017
ALF	New Facility	78 units	Bluffton, SC	Under construction
ALF	New Facility	80 units	Garden City, SC	Under construction
SNF	Bed Addition	30 beds	Springfield, MO	Under construction
Memory Care	Bed Addition	23 units	Murfreesboro, TN	Under construction

For the projects under construction at December 31, 2016, the two assisted living facilities are expected to begin operations in the first quarter of 2017.  For the skilled nursing facility bed addition and memory care bed addition, these two projects are expected to begin operations during the third quarter of 2017.

During 2017, we plan to apply for Certificates of Need for additional beds in certain of our markets.  We also will evaluate the feasibility of expansion into new markets by building Medicare and private pay health care centers or private pay assisted living communities.

Skilled Nursing Facilities

The skilled nursing facilities operated by our subsidiaries provide in–patient skilled and intermediate nursing care services and in–patient and out–patient rehabilitation services.  Skilled nursing care consists of 24–hour nursing service by registered or licensed practical nurses and related medical services prescribed by the patient's physician.  Intermediate nursing care consists of similar services on a less intensive basis principally provided by non–licensed personnel.  These distinctions are generally found in the health care industry although for Medicaid reimbursement purposes, some states in which we operate have additional classifications, while in other states the Medicaid rate is the same regardless of patient classification.  Rehabilitative services consist of physical, speech, respiratory, and occupational therapies, which are designed to aid the patient's recovery and enable the patient to resume normal activities.

Each health care facility has a licensed administrator responsible for supervising daily activities, and larger facilities have assistant administrators.  All have medical directors, a director of nurses and full–time registered nurse coverage.  All centers provide physical therapy and most have other rehabilitative programs, such as occupational or speech therapy.  Each facility is located near at least one hospital and is qualified to accept patients discharged from such hospitals.  Each facility has a full dining room, kitchen, treatment and examining room, emergency lighting system, and sprinkler system where required.  Management believes that all facilities are in compliance with the existing fire and life safety codes.

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

We provide management services to centers operated under management contracts and offsite accounting and financial services to other third party owners, all pursuant to separate contracts.  The term of each contract and the amount of the management fee or accounting and financial services fee is determined on a case–by–case basis.  Typically, we charge 6% to 7% of net operating revenues of the managed centers for our management contracts and specific item fees for our accounting and financial service agreements. The initial terms of the contracts range from two years to ten years.  In certain contracts, we maintain a right of first refusal should the owner desire to sell a managed center.

Skilled Nursing Facility Occupancy Rates

The following table shows certain information relating to occupancy rates for our owned and leased skilled nursing facilities:

	Year Ended December 31,
	2016	2015	2014
Overall census	89.5%	90.0%	88.9%

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

Certain groups of patients receive funds to pay the cost of their care from a common source.  The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2016	2015	2014
Medicare	37%	40%	39%
Medicaid	26%	25%	26%
Private Pay and Other	25%	24%	24%
Managed Care	12%	11%	11%
Total	100%	100%	100%

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

We attempt to attract an increased percentage of private, managed care and Medicare patients by providing rehabilitative and other post–acute care services.  These services are designed to speed the patient's recovery and allow the patient to return home as soon as it is practical.

Medicare is a health insurance program for the aged and certain other chronically disabled individuals operated by the federal government.  Medicare covers nursing home services for beneficiaries who require nursing care and/or rehabilitation services following a hospitalization of at least three consecutive days.  For each eligible day a Medicare beneficiary is in a skilled nursing facility, Medicare pays the facility a daily payment, subject to adjustment for certain factors such as wage index in the particular geographic area.  The payment covers all services provided by the skilled nursing facility for the beneficiary that day, including room and board, nursing, therapy and drugs, as well as an estimate of capital–related costs to deliver those services.

Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government.  The states in which we operate currently use prospective cost–based reimbursement systems.  Under cost–based reimbursement systems, the skilled nursing facility is reimbursed for the reasonable direct and indirect allowable costs it incurred in a base year in providing routine resident care services as defined by the program.

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

Regulation and Licenses

Health care is an area of extensive regulatory oversight and frequent regulatory change. The federal government and the states in which we operate regulate various aspects of our business. These regulatory bodies, among other things, require us annually to license our skilled nursing facilities, assisted living facilities in some states and other health care businesses, including home health. In particular, to operate nursing facilities and provide health care services we must comply with federal, state and local laws relating to the delivery and adequacy of medical care, distribution of  pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate–setting, building codes and environmental protection.

Governmental and other authorities periodically inspect our skilled nursing facilities and home health agencies to assure that we continue to comply with their various standards. We must pass these inspections to continue our licensing under state law, to obtain certification under the Medicare and Medicaid programs, and to continue our participation in the Veterans Administration program. We can only participate in other third–party programs if our facilities pass these inspections. In addition, these authorities inspect our record keeping and inventory control.

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

Medicare and Medicaid Participation

All health care centers, owned, leased or managed by us are certified to participate in Medicare.  Health care centers participating in Medicare are known as SNFs ("Skilled Nursing Facilities").  All but seven of our affiliated nursing centers participate in Medicaid.  All of our homecares (Home health agencies) participate in Medicare, which comprises the majority of their revenue.  Homecares also participate in Medicaid.

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

Since a significant goal of federal health care reform is to transform the delivery of health care by holding providers accountable for the cost and quality of care provided, Medicare and many commercial third party payors are implementing Accountable Care Organization ("ACO") models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals.  Other reimbursement methodology reforms in which we are participating or expect to participate in include value–based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. Also, CMS is implementing demonstration programs to bundle acute care and post–acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans.  In 2015, CMS announced its goal by 2018 to have 50% of Medicare payments through alternative payment models such as ACOs or bundled payments.  CMS also intends to tie 85% of fee-for-service Medicare reimbursements to quality or value by the end of 2017.  Providers who respond successfully to these trends and are able to deliver quality care at lower costs are likely to benefit financially.

Skilled Nursing Facilities (SNFs)

SNF PPS – Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System ("SNF PPS").  SNF PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally increased or decreased each October when the federal fiscal year begins.  The acuity classification system is named RUGs (Resource Utilization Groups IV).  There are currently 66 classifications of RUG groups.

In July 2016, CMS released its final rule outlining the fiscal year 2017 Medicare payments and policy changes for skilled nursing facilities.  The 2017 final rule provided for an approximate 2.4% rate update, which began October 1, 2016.  This increase consisted of a 2.7% market basket increase reduced by 0.3% for a multifactor productivity adjustment required by the ACA.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2017 by $920 million compared to fiscal year 2016 levels.  The policy changes in the

2017 final rule continue to shift skilled nursing facility Medicare payments from volume to value.  The final rule makes changes to the SNF Quality Reporting Program and Value–Based Purchasing Program with some of these changes effective for the fiscal year beginning October 1, 2017.

Homecares (HHAs)

HH PPS – Medicare is uniform nationwide and reimburses homecares under a fixed payment methodology named the Home Health Prospective Payment System ("HH PPS").  Generally, Medicare makes payments under the HH PPS on the basis of a national standardized 60–day episode payment, adjusted for case mix and geographical wage index. Payment rates are updated at the beginning of each calendar year.  The acuity classification system is named HHRGs (Home Health Resource Groups).

In October 2016 and effective January 1, 2017, CMS released its final rule for 2017 home health prospective payment system rates.  CMS estimated the net impact of the PPS rule resulted in a 0.7% decrease ($130 million) in Medicare payments for agencies in 2017.  The estimated decrease reflects the effects of a 2.5% home health payment update; rebasing adjustments to the national standardized 60-day episode payment rate, the national per-visit payment rate, and the non-routine medical supplies conversion factor (expected impact of -2.3%), and the effects of an adjustment to the national standardized 60-day episode payment rate to account for nominal case-mix growth (expected impact of -0.9%).  However, the freestanding home health agencies are expected to have an overall reduction of 0.8%, and agencies in eight states including the states of South Carolina and Florida are expected to average a reimbursement decrease of 1.9%.  NHC estimates the overall effect on its agencies will be a reduction of approximately 1.0%.

In October 2015 and effective January 1, 2016, CMS released its final rule for 2016 home health prospective payment system rates.  CMS estimated the net impact of the PPS rule resulted in a 1.5% decrease ($260 million) in Medicare payments for agencies in 2016.  The payment decrease reflected the impact of a 1.9% inflation update offset by a 0.97% decrease to account for up coding of claims, a 2.4% decrease required by the third year of the four–year phase–in of the rebasing adjustments, and a decrease resulting from a change in the conversion factor for non–routine medical supplies.  The final rule also established a value–based purchasing model that began January 1, 2016 for Medicare–certified agencies in nine states, including Tennessee and Florida.

Medicaid Legislation and Regulations

Skilled Nursing Facilities (SNF)

State Medicaid plans subject to budget constraints are of particular concern to us.  Changes in federal funding coupled with state budget problems and Medicaid expansion under the Affordable Care Act have produced an uncertain environment.  States will more likely than not be unable to keep pace with post-acute healthcare inflation.  States are under pressure to pursue other alternatives to skilled nursing care such as community and home–based services.

Effective July 1, 2016 and for the fiscal year 2017, the state of Tennessee implemented specific individual nursing facility rate increases.  We estimate the resulting increase in revenue beginning July 1, 2016 will be approximately $1,700,000 annually, or $425,000 per quarter.

Effective October 1, 2016 and for the fiscal year 2017, South Carolina implemented specific individual nursing facility rate changes.  We estimate the resulting increase in revenue beginning October 1, 2016 will be approximately $1,000,000 annually, or $250,000 per quarter.

Effective July 1, 2016 and for the fiscal year 2017, the state of Missouri approved a Medicaid rate increase of $2.83 per patient day to Missouri skilled nursing providers.  We estimate the resulting increase in revenue beginning July 1, 2016 will be approximately $800,000 annually, or $200,000 per quarter.

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

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non–professional employees.  In order to enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs.  We support the Foundation for Geriatric Education.  We also conduct an "Administrator in Training" course, 24 months in duration, for the professional training of administrators.  Presently, we have nine full–time individuals in this program.   Two of our four regional senior vice presidents, our three regional administrators, and 52 of our 74 health care center administrators are graduates of this program.

We experience competition in providing management and accounting services to other long–term health care providers.  Those services are provided primarily to owners with whom we have had previous involvement through ownership or leasing arrangements.  Our insurance services are provided primarily to centers for which we also provide management and/or accounting services.

Our employee benefit package offers a tuition reimbursement program.  The goal of the program is to insure a well–trained qualified work force to meet future demands.  While the program is offered to all disciplines, special emphasis has been placed on supporting students in nursing and physical therapy programs.  Students are reimbursed at the end of each semester after presenting tuition receipts and grades to management.  The program has been successful in providing a means for many bright students to pursue a formal education.

Employees

As of December 31, 2016, our Administrative Services Contractor (National Health Corporation) had approximately 14,450 full and part time employees, who we call "Partners".  No employees are represented by a bargaining unit.  We believe our current relations with our employees are good.

Investor Information

We are subject to the reporting requirements under the Exchange Act. Consequently, we are required to file reports and information with the Securities and Exchange Commission (“SEC”), including reports on the following forms: annual report on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  These reports and other information concerning our company may be accessed through the SEC's website at http://www.sec.gov.

You may also find on our website at http://www.nhccare.com electronic copies of our annual report on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as all press releases. We do not necessarily have these filed the same day as they are filed with the SEC or released to the public, but rather have a policy of placing these on the web site within two (2) business days of public release or SEC filing. All such filings are available free of charge. Information contained in our website is not deemed to be a part of this Annual Report.

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

•

Information on our "NHC Valuesline", which allows our staff and investors unrestricted access to our Corporate Compliance Officer, executive officers and directors.  The toll free number is 800–526–4064 and the communications may be incognito, if desired.

•

The NHC Restated Audit Committee Charter.

•

The NHC Compensation Committee Charter Restated 2013.

•

The NHC Nominating and Corporate Governance Committee Charter

We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.

ITEM 1A.

RISK FACTORS

You should carefully consider the risk factors set forth below, as well as the other information contained in this Annual Report on Form 10–K.  These risk factors should be considered in connection with evaluating the forward–looking statements contained in this Annual Report on Form 10–K, because these factors could cause the actual results and conditions to differ materially from those projected in forward–looking statements.  The risks described below are not the only risks facing us.  Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations.  Any of the following risks could materially adversely affect our business, financial condition or results of operations and cash flows.

Risks Relating to Our Company

We depend on reimbursement from Medicare, Medicaid and other third–party payors and reimbursement rates from such payors may be reduced.  We derive a substantial portion of our revenue from third–party payors, including the Medicare and Medicaid programs.  Third–party payor programs are highly regulated and are subject to frequent and substantial changes.  Changes in the reimbursement rate or methods of payment from third–party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins.  Additionally, net revenue realizable under third–party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post–payment audits.  Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary.  There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers.  In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance.  We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third–party payors.  Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations.  It is possible that the effects of further refinements to PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations.  See Item 1, "Business – Regulation and Licenses" and "Medicare Legislation and Regulations" and "Medicaid Legislation and Regulations".

The Affordable Care Act and its implementation could impact our business.  The Affordable Care Act may continue to alter the existing U.S. health care system for the delivery and financing of health care.  A significant goal of Federal health care reform is to transform the delivery of health care by changing reimbursement for health care services to hold providers accountable for the cost and quality of care provided. Medicare and many commercial third party payors are implementing ACO models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals at lower cost. Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. In addition, CMS is implementing programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. Providers who respond successfully to these trends and are able to deliver quality care at lower cost are likely to benefit financially.  The Affordable Care Act and the programs implemented by the law may reduce reimbursements for our services and may impact the demand for the Company’s products. In addition, various healthcare programs and regulations may be ultimately implemented at the federal or state level.  Failure to respond successfully to these trends could negatively impact our business, results of operations and/or financial condition.

We cannot predict the effect that further healthcare reform, the possible repeal and replacement of the Affordable Care Act, and other changes in government programs may have on our business, financial condition or results of operations.  Since the adoption of the Affordable Care Act in 2010, the law has been challenged before the U.S. Supreme Court, and several bills have been and continue to be introduced in Congress to delay, defund or repeal implementation of or amend significant provisions of the Affordable Care Act.  In addition, there continues to be ongoing litigation over the interpretation and implementation of certain provisions of the law.  Furthermore, on January 20, 2017, newly-inaugurated President Trump issued an executive order that, among other things, stated that it was the intent of his administration to repeal the Affordable Care Act and, pending that repeal, instructed the executive branch of the federal government to defer or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax or penalty on any individual, family, health care provider, or health insurer.

We cannot predict whether the Affordable Care Act will be repealed, replaced, or modified or the impact that the President’s executive order will have on the implementation and enforcement of the provisions of the Affordable Care Act.  In addition, if the Affordable Care Act is replaced or modified, we cannot predict what the replacement plan or modifications would be, when the replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place.

The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, and the gradual implementation of the numerous programs designed to improve access and quality.  As a result, we are unable to predict the effect on our business, financial condition or results of operations, the reductions in government healthcare reimbursement spending, and numerous other provisions potentially impacted by the possible repeal, replacement or modification of the Affordable Care Act.

We conduct business in a heavily regulated industry, and changes in, or violations of regulations may result in increased costs or sanctions that reduce our revenue and profitability. In the ordinary course of our business, we are regularly subject to inquiries, investigations and audits by federal and state agencies to determine whether we are in compliance with regulations governing the operation of, and reimbursement for, skilled nursing, assisted living and independent living facilities, hospice, home health agencies and our other operating areas.  These regulations include those relating to licensure, conduct of operations, ownership of facilities, construction of new and additions to existing facilities, allowable costs, services and prices for services. In particular, various laws, including federal and state anti–kickback and anti–fraud statutes, prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under federal and/or state health care programs such as Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by federal governmental programs. Sanctions for violating the anti–kickback and anti–fraud statutes include criminal penalties and civil sanctions, including fines and possible exclusion from governmental programs such as Medicare and Medicaid.

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

The regulatory environment surrounding the post–acute and long–term care industry has intensified, particularly for larger for–profit, multi–facility providers like us. The federal government has imposed extensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, denials of payment for new Medicare and Medicaid admissions and civil monetary penalties. If we fail to comply, or are perceived as failing to comply, with the extensive laws and regulations applicable to our business, we could become ineligible to receive government program reimbursement, be required to refund amounts received from Medicare, Medicaid or private payors, suffer civil or criminal penalties, suffer damage to our reputation in various markets or be required to make significant changes to our operations. We are also subject to federal and state laws that govern financial and other arrangements between health care providers. These laws often prohibit certain direct and indirect payments or fee–splitting arrangements between health care providers that are designed to induce the referral of patients to a particular provider for medical products and services. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in reimbursement programs and/or civil and criminal penalties. Furthermore, some states restrict certain business relationships between physicians and other providers of health care services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. From time to time, we may seek guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. Furthermore, should we lose licenses or certifications for a number of our facilities as a result of regulatory action or otherwise, we could be deemed in default under some of our agreements, including agreements governing outstanding indebtedness.  We also are subject to potential lawsuits under a federal whistle–blower statute designed to combat fraud and abuse in the health care industry, known as the federal False Claims Act.  These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.  When a private party brings a qui tam action under the False Claims Act, it files the complaint with the court under seal, and the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.  Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work toward a resolution of the complaint's allegations, the defendant is prohibited from revealing to anyone the existence of the compliant or that the partial unsealing has occurred.

We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti–fraud and abuse requirements. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti–fraud actions, however, have had and could have an adverse effect on our financial position, results of operations and cash flows. See Item 1, "Business – Regulation and Licenses".

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

We are defendants in significant legal actions, which are commonplace in our industry, and which could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our liquidity and financial condition.  As is typical in the health care industry, we are subject to claims that our services have resulted in resident injury or other adverse effects.  We, like our industry peers, have experienced an increasing trend in the frequency and severity of professional liability and workers’ compensation claims and litigation asserted against us.  In some states in which we have significant operations, insurance coverage for the risk of punitive damages arising from professional liability claims and/or litigation may not, in certain cases, be available due to state law prohibitions or limitations of availability.  We cannot assure you that we will not be liable for punitive damage awards that are either not covered or are in excess of our insurance policy limits. We also believe that there have been, and will continue to be, governmental investigations of long–term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations.  Insurance is not available to cover such losses.  Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.

Due to the rising cost and limited availability of professional liability and workers’ compensation insurance, we are largely self–insured on all of these programs and as a result, there is no limit on the maximum number of claims or amount for which we or our insurance subsidiaries can be liable in any policy period.  Although we base our loss estimates on independent actuarial analyses using the information we have to date, the amount of the losses could exceed our estimates.  In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.  In addition, our insurance coverage might not cover all claims made against us.  If we are unable to maintain our current insurance coverage, if judgments are obtained in excess of the coverage we maintain, if we are required to pay uninsured punitive damages, or if the number of claims settled within the self–insured retention currently in place significantly increases, we could be exposed to substantial additional liabilities.  We cannot assure you that the claims we pay under our self–insurance programs will not exceed the reserves we have set aside to pay claims.  The number of claims within the self–insured retention may increase.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes–Oxley Act could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our company and have a material adverse effect on our business and stock price. We produce our consolidated financial statements in accordance with the requirements of U.S. GAAP. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, or Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.

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

Increasing costs of being publicly owned are likely to impact our future consolidated financial position and results of operations.  In connection with the Sarbanes–Oxley Act of 2002, we are subject to rules requiring our management to report on the effectiveness of our internal control over financial reporting.  If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information which could, in turn, have an adverse effect on our business, results of operations, financial condition and cash flows.

Significant regulatory changes, including the Sarbanes–Oxley Act and rules and regulations promulgated as a result of the Sarbanes–Oxley Act, have increased, and in the future are likely to further increase, general and administrative costs.  In order to comply with the Sarbanes–Oxley Act of 2002, the listing standards of the NYSE MKT exchange, and rules implemented by the Securities and Exchange Commission (SEC), we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources.  Moreover, in the rapidly changing regulatory environment in which we operate, there is significant uncertainty as to what will be required to comply with many of the regulations.  As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

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

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. We provide management and/or financial services to skilled nursing facilities, assisting living facilities and independent living facilities owned by third parties.  At December 31, 2016, we perform management services (which include financial services) for 11 such centers and accounting and financial services for an additional 20 such centers.  The "Risk Factors" contained herein as applying to us may in many instances apply equally to these other entities for which we provide services.  We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities.  Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2016, we leased or owned 68 skilled nursing facilities, 21 assisted living facilities, and five independent living facilities.  Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment.  Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers.  We are undertaking a process to allocate more aggressively capital spending within our owned and leased facilities in an effort to address issues that arise in connection with an aging physical plant.

If factors, including factors indicated in these "Risk Factors" and other factors beyond our control render us unable to direct the necessary financial and human resources to the maintenance, upgrade and modernization of our physical plant and equipment, our business, results of operations, financial condition and cash flow could be adversely impacted.

 Our business is subject to a variety of federal, state and local environmental laws and regulations. As a healthcare provider, we face regulatory requirements in areas of air and water quality control, medical and low–level radioactive waste management and disposal, asbestos management, response to mold and lead–based paint in our facilities and employee safety.

 As an operator of healthcare facilities, we also may be required to investigate and remediate hazardous substances that are located on and/or under the property, including any such substances that may have migrated off, or may have been discharged or transported from the property. Part of our operations involves the handling, use, storage, transportation, disposal and discharge of medical, biological, infectious, toxic, flammable and other hazardous materials, wastes, pollutants or contaminants. In addition, we are sometimes unable to determine with certainty whether prior uses of our facilities and properties or surrounding properties may have produced continuing environmental contamination or noncompliance, particularly where the timing or cost of making such determinations is not deemed cost–effective. These activities, as well as the possible presence of such materials in, on and under our properties, may result in damage to individuals, property or the environment; may interrupt operations or increase costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions; and may not be covered by insurance.

We believe that we are in material compliance with applicable environmental and occupational health and safety requirements. However, we cannot assure you that we will not encounter environmental liabilities in the future, and such liabilities may result in material adverse consequences to our operations or financial condition.

Provision for losses in our financial statements may not be adequate. Loss provisions in our financial statements for self–insured programs are made on an undiscounted basis in the relevant period. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claims history and independent actuarially determined estimates. Our management reviews the methods of determining these estimates and establishing the resulting accrued liabilities frequently, with any material adjustments resulting therefrom being reflected in current earnings. Although we believe that our provisions for self–insured losses in our financial statements are adequate, the ultimate liability may be in excess of the amounts recorded. In the event the provisions for loss reflected in our financial statements are inadequate, our financial condition and results of operations may be materially affected.

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

Cybersecurity risks could harm our ability to operate effectively.  Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage.  We rely on our information systems to provide security for processing, transmission and storage of confidential patient, resident and other customer information, such as individually identifiable information, including information relating to health protected by HIPAA.  Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems' improper functioning or damage or the improper access or disclosure of personally identifiable information such as in the event of cyber–attacks.  Security breaches, including physical or electronic break–ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized disclosure of confidential information.  If personal or otherwise protected information of our patients is improperly accessed, tampered with or distributed, we may incur significant costs to remediate possible injury to the affected patients and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential patient health information.  Any failure to maintain proper functionality and security of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

The health care industry is divided into a variety of competitive areas that market similar services.  These competitors include skilled nursing, assisted living, independent living facilities, homecare services, hospice providers and other operations.  Our facilities generally operate in communities that also are served by similar facilities operated by our competitors.  Certain of our competitors are operated by not–for–profit, non–taxpaying or governmental agencies that can finance capital expenditures on a tax exempt basis and that receive funds and charitable contributions unavailable to us.  Our facilities compete based on factors such as our reputation for quality care; the commitment and expertise of our staff; the quality and comprehensiveness of our treatment programs; the physical appearance, location and condition of our facilities and to a limited extend, the charges for services.  In addition, we compete with other health care providers for customer referrals from hospitals.  As a result, a failure to compete effectively with respect to referrals may have an adverse impact on our business.  Many of these competing companies have greater financial and other resources than we have.  We cannot assure that increased competition in the future will not adversely affect our financial condition and results of operations.

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

Private third–party payors continue to try to reduce health care costs.   Private third–party payors are continuing their efforts to control health care costs through direct contracts with health care providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by health care providers of all or a portion of the financial risk. We could be adversely affected by the continuing efforts of private third–party payors to limit the amount of reimbursement we receive for health care services. We cannot assure you that reimbursement payment under private third–party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Future changes in the reimbursement rates or methods of private or third–party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our net operating revenues.  Finally, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

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

The performances of our fixed–income and our equity investment portfolios are subject to a variety of investment risks.  Our investment portfolios are comprised principally of fixed–income securities and common equities.  Our fixed–income portfolio is actively managed by an investment group and includes short–term investments and fixed–maturity securities.  The performances of our fixed–income and our equity portfolios are subject to a number of risks, including:

•

Interest rate risk – the risk of adverse changes in the value of fixed–income securities as a result of increases in market interest rates.

•

Investment credit risk – the risk that the value of certain investments may decrease in value due to the deterioration in financial condition of, or the liquidity available to, one or more issuers of those securities or, in the case of asset–backed securities, due to the deterioration of the loans or other assets that underlie the securities, which, in each case, also includes the risk of permanent loss.

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

In addition, the success of our investment strategies and asset allocations in the fixed–income portfolio may vary depending on the market environment.  The fixed–income portfolio's performance also may be adversely impacted if, among other factors:  there is a lack of transparency regarding the underlying businesses of the issuers of the securities that we purchase; credit ratings assigned to such securities by nationally recognized credit rating agencies are based on incomplete information or prove unwarranted; or our risk mitigation strategies are ineffective for the applicable market conditions.

The common equity portfolio is subject to general movements in the values of equity markets and to the changes in the prices of the securities we hold.  Equity markets, sectors, industries, and individual securities may be subject to high volatility and to long periods of depressed or declining valuations.

If the fixed–income or equity portfolios, or both, were to suffer a decrease in value due to market, sector, or issuer–specific conditions to a substantial degree, our liquidity, financial position, and financial results could be materially adversely affected.

Disasters and similar events may seriously harm our business.  Natural and man–made disasters and similar events, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes and wildfires, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our patients and our business.  In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at our facilities.  If the delivery of goods or the ability of employees to reach our facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our business.  Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients.  The impact of disasters and similar events is inherently uncertain.  Such events could harm our patients and employees, severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Skilled Nursing Facilities

State	City	Center Name	Affiliation	Licensed Beds	Joined NHC
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151	1973
	Moulton	NHC HealthCare, Moulton	Leased(1)	136	1973

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135	1989
	Rossville	NHC HealthCare, Rossville	Owned	112	1971

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194	1971
	Madisonville	NHC HealthCare, Madisonville	Owned	94	1973

Massachusetts	Greenfield	Buckley–Greenfield Health Care Center	Leased(1)	120	1999
	Holyoke	Holyoke Health Care Center	Leased(1)	102	1999
	Quincy	John Adams Health Care Center	Leased(1)	71	1999
	Taunton	Longmeadow of Taunton	Leased(1)	100	1999

Missouri	Desloge	NHC HealthCare, Desloge	Leased(1)	120	1982
	Independence	The Villages of Jackson Creek	Leased	120	2014
	Independence	The Villages of Jackson Creek Memory Care	Leased	70	2014
	Joplin	NHC HealthCare, Joplin	Leased(1)	126	1982
	Kennett	NHC HealthCare, Kennett	Leased(1)	170	1982
	Macon	Macon Health Care Center	Owned	120	1982
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	94	1982
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120	1982
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220	1987
	St. Peters	Villages of St. Peters	Leased	130	2014
	Springfield	Springfield Rehabilitation and Health Care Center	Leased	120	1982
	Town & Country	NHC HealthCare, Town & Country	Owned	200	2001
	West Plains	NHC HealthCare, West Plains	Owned	120	1982

New Hampshire	Epsom	Epsom Health Care Center	Leased(1)	108	1999
	Manchester	Maple Leaf Health Care Center	Leased(1)	114	1999
	Manchester	Villa Crest Health Care Center	Leased(1)	126	1999

Skilled Nursing Facilities
(continued)
State	City	Center Name	Affiliation	Total Beds	Joined NHC
South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290	1973
	Bluffton	NHC HealthCare, Bluffton	Owned	120	2010
	Charleston	NHC HealthCare, Charleston	Owned	132	2009
	Clinton	NHC HealthCare, Clinton	Owned	131	1993
	Columbia	NHC HealthCare, Parklane	Owned	180	1997
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152	1973
	Greenville	NHC HealthCare, Greenville	Owned	176	1992
	Laurens	NHC HealthCare, Laurens	Leased(1)	176	1973
	Lexington	NHC HealthCare, Lexington	Owned	170	1994
	Mauldin	NHC HealthCare, Mauldin	Owned	180	1997
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148	1992
	North Augusta	NHC HealthCare, North Augusta	Owned	192	1991
	Sumter	NHC HealthCare, Sumter	Managed	138	1985

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	88	1971
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	200	1971
	Columbia	NHC HealthCare, Columbia	Owned	106	1973
	Columbia	NHC HealthCare, Hillview	Owned	92	1971
	Cookeville	NHC HealthCare, Cookeville	Managed	94	1975
	Dickson	NHC HealthCare, Dickson	Leased(1)	191	1971
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	110	1976
	Farragut	NHC HealthCare, Farragut	Owned	100	1998
	Franklin	NHC Place, Cool Springs	Owned	180	2004
	Franklin	NHC HealthCare, Franklin	Leased(1)	80	1979
	Gallatin	NHC Place, Sumner	Owned	92	2015
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122	1987
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160	1971
	Kingsport	NHC HealthCare, Kingsport	Owned	60	2014
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	166	1977
	Knoxville	Holston Health & Rehabilitation Center	Owned	94	2009
	Knoxville	NHC HealthCare, Knoxville	Owned	129	1971
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96	1985
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60	1971
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100	1971
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60	1973
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	125	1971
	Milan	NHC HealthCare, Milan	Leased(1)	117	1971
	Murfreesboro	AdamsPlace	Owned	90	1997
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181	1974
	Nashville	The Health Center of Richland Place	Managed	107	1992
	Nashville	NHC Place at The Trace	Owned	90	2016
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	120	1977
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102	1971
	Smithville	NHC HealthCare, Smithville	Leased(1)	114	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	72	1976
	Sparta	NHC HealthCare, Sparta	Leased(1)	105	1975
	Springfield	NHC HealthCare, Springfield	Owned	107	1973
	Tullahoma	NHC HealthCare, Tullahoma	Owned	90	2013

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120	1973

Assisted Living Units

State	City	Center	Affiliation	Units	Joined NHC
Alabama	Anniston	NHC Place/Anniston	Owned	67	1996

Georgia	Evans	Camellia Walk Assisted Living and Memory Care	Owned(3)	83	2014

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12	1971

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26	1984
	Independence	The Villages of Jackson Creek	Leased	52	2014
	St. Peters	Villages of St. Peters	Leased	52	2014
	St. Peters	Villages of St. Peters Memory Care	Owned(4)	60	2015

New Hampshire	Manchester	Villa Crest Assisted Living	Leased(1)	29	1999

South Carolina	Charleston	The Palmettos of Charleston	Owned	60	2009
	Columbia	The Palmettos of Parklane	Owned	75	2011
	Greenville	The Palmettos of Mauldin	Owned	45	2010

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20	1971
	Farragut	NHC Place, Farragut	Owned	84	1998
	Franklin	NHC Place, Cool Springs	Owned	89	2004
	Gallatin	NHC Place, Sumner	Owned	60	2015
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	2	1971
	Murfreesboro	AdamsPlace	Owned	83	1997
	Nashville	Richland Place	Managed	24	1993
	Nashville	The Place at the Trace	Owned	80	2016
	Smithville	NHC HealthCare, Smithville	Leased(1)	6	1971
	Somerville	NHC HealthCare, Somerville	Leased(1)	6	1976

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units	Joined NHC
Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152	1984

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30	1986
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63	1987
	Murfreesboro	AdamsPlace	Owned	93	1997
	Nashville	Richland Place Retirement Apts.	Managed	137	1993

Homecare Programs

State	City	Homecare Programs	Affiliation	Joined NHC
Florida	Carrabelle	NHC HomeCare of Carrabelle	Owned	1994
	Chipley	NHC HomeCare of Chipley	Owned	1994
	Crawfordville	NHC HomeCare of Crawfordville	Owned	1994
	Merritt Island	NHC HomeCare of Merritt Island	Owned	1999
	Panama City	NHC HomeCare of Panama City	Owned	1994
	Port St. Joe	NHC HomeCare of Port St. Joe	Owned	1994
	Quincy	NHC HomeCare of Quincy	Owned	1994
	Vero Beach	NHC HomeCare of Vero Beach	Owned	1997

Missouri	St. Louis	NHC HomeCare of St. Louis	Owned	2012

South Carolina	Aiken	NHC HomeCare of Aiken	Owned	1996
	Bluffton	NHC HomeCare of Beaufort	Owned	2013
	Greenville	NHC HomeCare of Greenville	Owned	2007
	Greenwood	NHC HomeCare of Greenwood	Owned	1996
	Laurens	NHC HomeCare of Laurens	Owned	1996
	Murrells Inlet	NHC HomeCare of Murrells Inlet	Owned	2013
	Rock Hill	NHC HomeCare of Piedmont	Owned	2010
	Summerville	NHC HomeCare of Low Country	Owned	2010
	West Columbia	NHC HomeCare of Midlands	Owned	2010

Tennessee	Athens	NHC HomeCare of Athens	Owned	1984
	Chattanooga	NHC HomeCare of Chattanooga	Owned	1985
	Columbia	NHC HomeCare of Columbia	Owned	1977
	Cookeville	NHC HomeCare of Cookeville	Owned	1976
	Dickson	NHC HomeCare of Dickson	Owned	1977
	Franklin	NHC HomeCare of Franklin	Owned	2007
	Hendersonville	NHC HomeCare of Hendersonville	Owned	2010
	Johnson City	NHC HomeCare of Johnson City	Owned	1978
	Knoxville	NHC HomeCare of Knoxville	Owned	1977
	Lawrenceburg	NHC HomeCare of Lawrenceburg	Owned	1977
	Lewisburg	NHC HomeCare of Lewisburg	Owned	1977
	McMinnville	NHC HomeCare of McMinnville	Owned	1976
	Milan	NHC HomeCare of Milan	Owned	1977
	Murfreesboro	NHC HomeCare of Murfreesboro	Owned	1976
	Pulaski	NHC HomeCare of Pulaski	Owned	1985
	Somerville	NHC HomeCare of Somerville	Owned	1983
	Sparta	NHC HomeCare of Sparta	Owned	1984
	Springfield	NHC HomeCare of Springfield	Owned	1984

Hospice Programs

State	City	Hospice Programs	Affiliation	Est.
Georgia	Rossville	Caris Healthcare – Rossville	Caris	2016

Missouri	St. Louis	Caris Healthcare – St. Louis	Caris	2014
	Kansas City	Caris Healthcare – Kansas City	Caris	2015

South Carolina	Anderson	Caris Healthcare – Anderson	Caris	2008
	Bluffton	Caris Healthcare – Bluffton	Caris	2016
	Charleston	Caris Healthcare – Charleston	Caris	2008
	Columbia	Caris Healthcare – Columbia	Caris	2008
	Greenville	Caris Healthcare – Greenville	Caris	2007
	Greenwood	Caris Healthcare – Greenwood	Caris	2011
	Myrtle Beach	Caris Healthcare – Myrtle Beach	Caris	2008
	Sumter	Caris Healthcare – Sumter	Caris	2008

Tennessee	Athens	Caris Healthcare – Athens	Caris	2006
	Chattanooga	Caris Healthcare – Chattanooga	Caris	2005
	Columbia	Caris Healthcare – Columbia	Caris	2004
	Cookeville	Caris Healthcare – Cookeville	Caris	2004
	Crossville	Caris Healthcare – Crossville	Caris	2009
	Dickson	Caris Healthcare – Dickson	Caris	2007
	Greenville	Caris Healthcare – Greenville	Caris	2007
	Johnson City	Caris Healthcare – Johnson City	Caris	2004
	Knoxville	Caris Healthcare – Knoxville	Caris	2004
	Lenoir City	Caris Healthcare – Lenoir City	Caris	2008
	Milan	Caris Healthcare – Milan	Caris	2004
	Murfreesboro	Caris Healthcare – Murfreesboro	Caris	2005
	Nashville	Caris Healthcare – Nashville	Caris	2004
	Sevierville	Caris Healthcare – Sevierville	Caris	2007
	Somerville	Caris Healthcare – Somerville	Caris	2005
	Springfield	Caris Healthcare – Springfield	Caris	2006

Virginia	Bristol	Caris Healthcare – Bristol	Caris	2011

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

ITEM 3.

LEGAL PROCEEDINGS

General and Professional Liability Insurance and Lawsuits

The health care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by skilled nursing facilities and their employees in providing care to residents.  As of December 31, 2016, we and/or our managed facilities are currently defendants in 43 claims.

Insurance coverage for all years includes both primary policies and excess policies.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  For 2016, the excess coverage is $9.0 million per occurrence. Additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

On October 7, 2014, the Company received a subpoena from the Office of Inspector General of the United Department of Health and Human Services (“OIG Subpoena”) related to the current DOJ Investigation.  The OIG Subpoena requests certain financial and organizational documents from the Company and certain of its subsidiaries and SNFs and medical records from certain of the Company’s Tennessee–based SNFs.

The Company is cooperating fully with these requests. We are unable to evaluate the outcome of this investigation at this time.  It is possible that this investigation could lead to a claim that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Caris HealthCare, L.P. Investigation

On December 9, 2014, Caris Healthcare, L.P., a business that specializes in hospice care services in Company–owned health care centers and in other settings, received notice from the U.S. Attorney’s Office for the Eastern District of Tennessee and the Attorney Generals’ Offices for the State of Tennessee and State of Virginia that those government entities were conducting an investigation regarding patient eligibility for hospice services provided by Caris precipitated by a qui tam lawsuit.  We have a 75.1% non–controlling ownership interest in Caris.

A qui tam lawsuit was filed on May 22, 2014, in the U.S. District Court for the Eastern District of Tennessee by a former Caris employee, Barbara Hinkle, and is captioned United States of America, State of Tennessee, and State of Virginia ex rel. Barbara Hinkle v. Caris Healthcare, L.P., No. 3:14–cv–212 (E.D. Tenn.).

On June 16, 2016, the State of Tennessee and the State of Virginia declined to intervene in the qui tam lawsuit.  On June 20, 2016, the Court ordered that the complaint be unsealed.  On October 11, 2016, the United States filed a Complaint in Intervention against Caris Healthcare, L.P. and Caris Healthcare, LLC, a wholly owned subsidiary of Caris Healthcare, L.P.  The United States' complaint alleges that Caris billed the government for ineligible hospice patients between June 2013 and December 2013 and in relation to 45 patients who were the subject of a Caris internal audit in June 2013.  It seeks treble damages and civil penalties under the Federal False Claims Act and asserts claims for payment under mistake of fact, unjust enrichment, and conversion.  The relator has filed a notice of voluntary dismissal without prejudice of the non–intervened claims asserted in her qui tam complaint.  Caris has filed a motion to dismiss the United States' complaint, which remains pending before the district court.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of National HealthCare Corporation are listed on the NYSE MKT exchange under the symbol NHC.  The closing price for the NHC common shares on February 8, 2017 was $70.98.  On December 31, 2016, NHC had approximately 5,900 stockholders, comprised of approximately 2,000 stockholders of record and an additional 3,900 stockholders indicated by security position listings.  The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC's common shares.

	Stock Prices		Cash Dividends
	High	Low	Declared
2016
1st Quarter	$67.500	$57.160	$.40
2nd Quarter	66.205	60.810	.45
3rd Quarter	67.949	62.581	.45
4th Quarter	78.450	62.650	.45

2015
1st Quarter	$66.000	$60.700	$.34
2nd Quarter	66.420	60.300	.40
3rd Quarter	66.500	58.980	.40
4th Quarter	69.400	59.680	.40

Although we intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.

Stock Repurchase Programs

In May 2015, the Board of Directors authorized a repurchase program that allowed for the repurchase of up to $25 million of its common stock.  On August 5, 2016, the Company repurchased 130,000 shares of its common stock for a total cost of $8,195,000.  The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.  This repurchase plan expired on August 31, 2016.

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

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	177,959	$55.48	1,706,243
Equity compensation plans not approved by security holders	–	–	–
Total	177,959	$55.48	1,706,243

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2011 through December 31, 2016 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index").  Cumulative total stockholder return assumes the reinvestment of all dividends.  Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulatiave Total Return

$250
$200
$150
$100
$50

	2011	2012	2013	2014	2015	2016
NHC	$100	$118	$138	$165	$166	$209
S & P 500	$100	$116	$154	$175	$177	$198
S & P Health Care Index	$100	$115	$160	$197	$207	$198

ITEM 6.

SELECTED FINANCIAL DATA

The following selected financial information has been derived from the consolidated financial statements of National HealthCare Corporation and should be read in conjunction with those financial statements, accompanying footnotes and Management’s Discussion and Analysis.

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Operating Data:
Net operating revenues	$926,638	$906,622	$871,683	$788,957	$761,002
Total costs and expenses	(866,096)	(839,496)	(803,672)	(716,876)	(692,766)
Non–operating income	19,665	18,148	17,182	30,095	25,245
Income before income taxes	80,207	85,274	85,193	102,176	93,481
Income tax provision	(29,669)	(32,131)	(31,824)	(37,563)	(34,181)
Net income	50,538	53,143	53,369	64,613	59,300
Dividends to preferred stockholders	–	(6,819)	(8,670)	(8,671)	(8,671)
Net income available to common stockholders	50,538	46,324	44,699	55,942	50,629

Earnings per common share:
Basic	$3.34	$3.34	$3.24	$4.05	$3.65
Diluted	3.32	3.20	3.14	3.87	3.57

Cash dividends declared:
Per preferred share	$–	$.64	$.80	$.80	$.80
Per common share	1.75	1.54	1.34	1.26	2.20

Balance Sheet Data:
Total assets	$1,087,447	$1,045,329	$1,074,123	$984,358	$924,700
Accrued risk reserves	91,162	98,508	106,218	110,557	110,331
Long–term debt	120,000	120,000	10,000	10,000	10,000
Stockholders’ equity	669,611	630,996	734,148	688,112	656,148

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of post–acute care and senior health care services.  At December 31, 2016 we operate or manage 74 skilled nursing facilities with 9,398 licensed beds, 21 assisted living facilities, five independent living facilities, and 36 homecare programs located in 10 states.  These operations are provided by separately funded and maintained subsidiaries.  We have a non–controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide management services, accounting and financial services, and insurance services to third party operators of healthcare properties.  We also own the real estate of 13 healthcare properties and lease these properties to third party operators.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.  Inflationary increases in our costs may cause net earnings from patient services to decline.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities.  The overall census in owned and leased skilled nursing facilities for 2016 was 89.5% compared to 90.0% and 88.9% in 2015 and 2014, respectively.  With the average length of stay decreasing for a skilled nursing patient, as well as the increased availability of assisted living facilities and home and community based services, the challenge of maintaining desirable patient census levels has been amplified.  Management has undertaken a number of steps in order to best position our current and future health care facilities.  This includes working internally to examine and improve systems to be most responsive to referral sources and payors.  Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances in positioning ourselves to be an active participant in the health delivery systems as they develop.

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets.  The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF/ALF	Leased	120 beds / 52 units	Independence, MO	March, 2014
SNF	Leased	70 beds	Independence, MO	March, 2014
SNF/ALF	Leased	130 beds / 52 units	St. Peters, MO	March, 2014
ALF	Partnership	83 units	Augusta, GA	June, 2014
Psychiatric Hospital	Partnership	14 beds	Osage Beach, MO	June, 2014
SNF	New Facility	52 beds	Kingsport, TN	December, 2014
SNF/ALF	New Facility	92 beds/60 units	Gallatin, TN	April, 2015
Memory Care	Partnership	60 beds	St. Peters, MO	November, 2015
SNF	Bed Addition	44 beds	Charleston, SC	May, 2016
SNF/ALF	New Facility	90 beds / 80 units	Nashville, TN	June, 2016
SNF	Bed Addition	8 beds	Kingsport, TN	September, 2016
SNF	New Facility	112 beds	Columbia, TN	January, 2017
ALF	New Facility	78 units	Bluffton, SC	Under construction
ALF	New Facility	80 units	Garden City, SC	Under construction
SNF	Bed Addition	30 beds	Springfield, MO	Under construction
Memory Care	Bed Addition	23 units	Murfreesboro, TN	Under construction

For the projects under construction at December 31, 2016, the two assisted living facilities are expected to begin operations in the first quarter of 2017.  For the skilled nursing facility bed addition and memory care bed addition, these two projects are expected to begin operations during the third quarter of 2017.

During 2017, we plan to apply for Certificates of Need for additional beds in certain of our markets.  We also will evaluate the feasibility of expansion into new markets by building Medicare and private pay health care facilities or private pay assisted living communities.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $91,162,000 and $98,508,000 at December 31, 2016 and 2015, respectively, and are a primary area of management focus.  We have set aside restricted cash and marketable securities to fund our professional liability and workers’ compensation reserves.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition – Third Party Payors

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have made provisions of approximately $17,019,000 and $16,654,000 as of December 31, 2016 and 2015, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

Professional liability remains an area of particular concern to us.  The long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents.  As of December 31, 2016, we and/or our managed centers are defendants in 43 claims.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We are principally self–insured for incidents occurring in all centers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

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

Since a significant goal of federal health care reform is to transform the delivery of health care by holding providers accountable for the cost and quality of care provided, Medicare and many commercial third party payors are implementing Accountable Care Organization ("ACO") models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals.  Other reimbursement methodology reforms in which we are participating or expect to participate in include value–based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. Also, CMS is implementing demonstration programs to bundle acute care and post–acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans.  In 2015, CMS announced its goal by 2018 to have 50% of Medicare payments through alternative payment models such as ACOs or bundled payments.  CMS also intends to tie 85% of fee-for-service Medicare reimbursements to quality or value by the end of 2017.  Providers who respond successfully to these trends and are able to deliver quality care at lower costs are likely to benefit financially.

Medicare – Skilled Nursing Facilities

In July 2016, CMS released its final rule outlining the fiscal year 2017 Medicare payments and policy changes for skilled nursing facilities.  The 2017 final rule provided for an approximate 2.4% rate update, which began October 1, 2016.  This increase consisted of a 2.7% market basket increase reduced by 0.3% for a multifactor productivity adjustment required by the ACA.  CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2017 by $920 million compared to fiscal year 2016 levels.  The policy changes in the 2017 final rule continue to shift skilled nursing facility Medicare payments from volume to value.  The final rule makes changes to the SNF Quality Reporting Program and Value–Based Purchasing Program with some of these changes effective for the fiscal year beginning October 1, 2017.

For 2016, our average Medicare per diem rate for skilled nursing facilities increased 2.9% compared to the same period in 2015.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

Medicare – Homecare Programs

In October 2016 and effective January 1, 2017, CMS released its final rule for 2017 home health prospective payment system rates.  CMS estimated the net impact of the PPS rule resulted in a 0.7% decrease ($130 million) in Medicare payments for agencies in 2017.  The estimated decrease reflects the effects of a 2.5% home health payment update; rebasing adjustments to the national standardized 60-day episode payment rate, the national per-visit payment rate, and the non-routine medical supplies conversion factor (expected impact of -2.3%), and the effects of an adjustment to the national standardized 60-day episode payment rate to account for nominal case-mix growth (expected impact of -0.9%).  However, the freestanding home health agencies are expected to have an overall reduction of 0.8%, and agencies in eight states including the states of South Carolina and Florida are expected to average a reimbursement decrease of 1.9%.  NHC estimates the overall effect on its agencies will be a reduction of approximately 1.0%.

In October 2015 and effective January 1, 2016, CMS released its final rule for 2016 home health prospective payment system rates.  CMS estimated the net impact of the PPS rule resulted in a 1.5% decrease ($260 million) in Medicare payments for agencies in 2016.  The payment decrease reflected the impact of a 1.9% inflation update offset by a .97% decrease to account for upcoding of claims, a 2.4% decrease required by the third year of the four–year phase–in of the rebasing adjustments, and a decrease resulting from a change in the conversion factor for non–routine medical supplies.  The final rule also established a value–based purchasing model that began January 1, 2016 for Medicare–certified agencies in nine states, including Tennessee and Florida.

Medicaid – Skilled Nursing Facilities

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

Overall our average Medicaid per diem increased 1.8 % in 2016 compared to 2015. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  The Deficit Reduction Act includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long–term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community–based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net operating revenues for the years ended December 31, 2016, 2015 and 2014.

Percentage of Net Operating Revenues

	Year Ended December 31,
	2016	2015	2014
Revenues:
Net patient revenues	95.0%	95.4%	95.1%
Other revenues	5.0	4.6	4.9
Net operating revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	59.1	58.8	58.5
Other operating	25.2	25.0	24.9
Rent	4.5	4.4	4.7
Depreciation and amortization	4.2	4.1	3.9
Interest	0.4	0.3	0.2
Total costs and expenses	93.4	92.6	92.2
Income before non–operating income	6.6	7.4	7.8
Non–operating income	2.1	2.0	2.0
Income before income taxes	8.7	9.4	9.8
Income tax provision	(3.2)	(3.5)	(3.7)
Net income	5.5	5.9	6.1
Dividends to preferred stockholders	0.0	(0.8)	(1.0)
Net income available to common stockholders	5.5	5.1	5.1

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)

	2016 vs. 2015		2015 vs. 2014
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$15,878	1.8	$35,559	4.3
Other revenues	4,138	9.9	(620)	(1.5)
Net operating revenues	20,016	2.2	34,939	4.0
Costs and Expenses:
Salaries, wages and benefits	15,272	2.9	22,486	4.4
Other operating	6,761	3.0	9,929	4.6
Rent	1,325	3.3	236	0.6
Depreciation and amortization	1,909	5.1	2,730	7.9
Interest	1,333	51.1	443	20.5
Total costs and expenses	26,600	3.2	35,824	4.5
Income before non–operating income	(6,584)	(9.8)	(885)	(1.3)
Non–operating income	1,517	8.4	966	5.6
Income before income taxes	(5,067)	(5.9)	81	0.1
Income tax provision	2,462	(7.7)	(307)	1.0
Net income	(2,605)	(4.9)	(226)	(0.4)
Dividends paid to preferred stockholders	6,819	(100.0)	1,851	(21.3)
Net income available to common stockholders	$4,214	9.1	$1,625	3.6

2016 Compared to 2015

Results for the year ended December 31, 2016 compared to 2015 include a 2.2% increase in net operating revenues and a 9.1% increase in net income available to common stockholders.  Excluding the operations of the two newly constructed skilled nursing facilities and two assisted living facilities placed in service in 2015 and 2016, net operating revenues would have increased 1.1% and net income available to common stockholders for the year ended December 31, 2016 would have increased 13.5% compared to 2015.

The overall average census in owned and leased skilled nursing facilities for 2016 was 89.5% compared to 90.0% in 2015.  The composite skilled nursing facility per diem increased 1.0% in 2016 compared to 2015.  Medicare and Managed Care per diem rates increased 2.9% and 0.5%, respectively, in 2016 compared to 2015.  Medicaid and private pay per diem rates increased 1.8% and 3.2%, respectively, in 2016 compared to 2015.

Net patient revenues totaled $880,724,000, an increase of $15,878,000, or 1.8%, compared to the prior year.  The majority of the increase in net patient revenues was derived from the four newly constructed healthcare facilities placed in service in 2015 and 2016 ($10,491,000).  In the fourth quarter of 2016, we recorded revenue of $1,374,000 for the settlement and the withdrawal of our administrative appeals process with South Carolina Health and Human Services surrounding the audit of our 2013 and 2014 cost reports.

Other revenues this year were $45,914,000, an increase of $4,138,000, or 9.9%, as further detailed in Note 3 of the consolidated financial statements.  Other revenues in 2016 include management and accounting service fees of $15,953,000 ($14,586,000 in 2015), insurance services revenue of $7,195,000 ($7,012,000 in 2015) and rental revenues of $21,835,000 ($19,191,000 in 2015).

As to rental revenues, effective January 1, 2016, we entered into a new triple net lease agreement for 11 of the 13 healthcare properties that we own and lease to third party operators.  The new lease agreement is for a ten year period and increased rental income for the year ended December 31, 2016 by approximately $2,283,000 over 2015 and the previous lease agreement.

Total costs and expenses for 2016 increased $26,600,000, or 3.2%, to $866,096,000 from $839,496,000 in 2015.

 Salaries, wages and benefits, the largest operating costs of the company, increased $15,272,000, or 2.9%, to $548,007,000 from $532,735,000.  These costs were 59.1% and 58.8% of net operating revenues for 2016 and 2015, respectively.  The majority of the increase in salaries, wages and benefits was derived from our same–facility nursing centers ($7,353,000), which was to retain and attract quality partners.  The remaining increase in salaries and wages in 2016 was from the four newly constructed healthcare facilities placed in service in 2015 and 2016 ($6,527,000).

Other operating expenses increased $6,761,000, or 3.0%, to $233,833,000 for 2016 compared to $227,072,000 in 2015.  These costs were 25.2% and 25.0% of net operating revenues for 2016 and 2015, respectively.  The increase in other operating expenses is primarily due to the increased general and professional liability costs ($3,380,000).  As of December 31, 2016, we and/or our managed facilities are currently defendants in 43 claims.  At December 31, 2015, we and/or our managed facilities were defendants in 32 claims.  In addition to the increased professional liability costs, the remaining other operating expense increase was derived from the new operations of the four healthcare facilities placed in service in 2015 and 2016.

Rent expense increased $1,325,000, or 3.3%, to $41,292,000.

Depreciation and amortization increased 5.1% to $39,023,000.  The majority of the increase in depreciation expense is due to the four newly constructed healthcare facilities.

Interest expense increased $1,333,000 to $3,941,000 in 2016 from $2,608,000 in 2015.  The increase in interest expense is due from twelve months of borrowings on the credit facility compared to just two months of borrowings during 2015.  The Company’s Preferred Stock was redeemed in November 2015; therefore, initiating the borrowings on the credit facility.  At December 31, 2016 and 2015, we had $110 million outstanding on our credit facility.

Non–operating income in 2016 increased $1,517,000, or 8.4%, to $19,665,000, as further detailed in Note 4 of the consolidated financial statements.  The increase in non–operating income is primarily from the increased equity in earnings from our geriatric psychiatric hospital in Osage Beach, Missouri ($1,416,000).

The income tax provision for 2016 is $29,669,000 (an effective income tax rate of 37.0%).  The income tax provision and effective tax rate for 2016 were unfavorably impacted by adjustments to unrecognized tax benefits of $716,000, excluding statute of limitation expirations, and unfavorably impacted by permanent differences including nondeductible expenses of $453,000 resulting in an increase in the provision.  The income tax provision and effective tax rate for 2016 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,368,000 or 1.7% of income before taxes in 2016.

The income tax provision for 2015 was $32,131,000 (an effective income tax rate of 37.7%).  The income tax provision and effective tax rate for 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $2,674,000, excluding statute of limitation expirations, and favorably impacted by permanent differences including nondeductible expenses of $(15,000) resulting in an increase in the provision.  The income tax provision and effective tax rate for 2015 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $2,141,000 or 2.5% of income before taxes in 2015.

2015 Compared to 2014

Results for 2015 compared to 2014 include a 4.0% increase in net operating revenues and a 3.6% increase in net income available to common stockholders.  Excluding the operations of the two newly constructed skilled nursing facilities and one assisted living facility placed in service less than twelve months ago, net operating revenues would have increased 3.2% and net income available to common stockholders for the year ended December 31, 2015 would have increased 10.8% compared to 2014.

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

Net patient revenues totaled $864,846,000, an increase of $35,559,000, or 4.3%, compared to the prior year.  The majority of the increase in net patient revenues was derived from our same–facility skilled nursing facilities ($24,769,000).  These centers benefitted from a census increase in 2015 of 110 basis points and a higher percentage of Medicare and Managed Care patients compared to 2014.  Three newly constructed healthcare properties that began operations in December 2014 and April 2015 enhanced net patient revenues by $7,129,000 compared to the prior year.

Other revenues in 2015 were $41,776,000, a decrease of $620,000, or 1.5%, as further detailed in Note 3 of the consolidated financial statements.  Other revenues in 2015 include management and accounting service fees of $14,586,000 ($15,184,000 in 2014), insurance services revenue of $7,012,000 ($7,215,000 in 2014) and rental revenues of $19,191,000 ($19,123,000 in 2014).

The decrease in other revenues was primarily the result of the discontinuance of accounting and financial services to seven healthcare facilities beginning October 1, 2014 ($1,200,000 decrease in 2015).

Total costs and expenses for 2015 increased $35,824,000 or 4.5%, to $839,496,000 from $803,672,000 in 2014.

 Salaries, wages and benefits, the largest operating costs of the company, increased $22,486,000, or 4.4%, to $532,735,000 from $510,249,000.  These costs were 59% of net operating revenues for both 2015 and 2014.  The same–facility nursing center increase for 2015 ($15,912,000) includes increased costs for therapy services ($11,223,000), health insurance ($2,574,000) and inflationary wage increases.  Three newly constructed healthcare properties that began operations in December 2014 and April 2015 increased salaries, wages and benefits by $4,990,000.

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

Interest expense increased to $2,608,000 from $2,165,000 in 2014.  The increase ($443,000) in interest expense is primarily from the line of credit borrowings that took place during the fourth quarter of 2015 when the

Company’s Preferred Stock was redeemed.  At December 31, 2015, we have $110 million outstanding on our credit facility compared to $–0– in the prior year.

Non–operating income in 2015 increased $966,000, or 5.6%, to $18,148,000, as further detailed in Note 4 of the consolidated financial statements.  The increase in non–operating income is primarily from the increased interest and dividend income from our marketable securities and our restricted marketable securities ($1,796,000).  The increase in investment income is offset in part by a decrease ($707,000) in earnings from our largest equity method investment (Caris).

The income tax provision for 2015 was $32,131,000 (an effective income tax rate of 37.7%).  The income tax provision and effective tax rate for 2015 were unfavorably impacted by adjustments to unrecognized tax benefits of $2,674,000, excluding statute of limitation expirations, and favorably impacted by permanent differences including nondeductible expenses of $(15,000) resulting in an increase in the provision.  The income tax provision and effective tax rate for 2015 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $2,141,000 or 2.5% of income before taxes in 2015.

The income tax provision for 2014 was $31,824,000 (an effective income tax rate of 37.4%).  The income tax provision and effective tax rate for 2014 were unfavorably impacted by adjustments to unrecognized tax benefits of $512,000 and permanent differences of $829,000 including nondeductible expenses resulting in an increase in the provision.  The income tax provision and effective tax rate for 2014 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,542,000 or 1.8% of income before taxes in 2014.

Liquidity, Capital Resources and Financial Condition

Sources and Uses of Funds

Our primary sources of cash include revenues from the healthcare and senior living facilities we operate, homecare services, insurance services, management services and accounting services.  Our primary uses of cash include salaries, wages and benefits, operating costs of the healthcare facilities, the cost of additions to and acquisitions of real property, rent expenses, and dividend distributions.  These sources and uses of cash are reflected in our consolidated statements of cash flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended		One Year Change
	12/31/16	12/31/15	$	%	12/31/15	12/31/14	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$49,314	$80,418	$(31,104)	(38.7)	$80,418	$95,634	$(15,216)	(15.9)

Cash provided by operating activities	90,882	83,355	7,527	9.0	83,355	81,939	1,416	1.7

Cash used in investing activities	(81,476)	(72,784)	(8,692)	(11.9)	(72,784)	(67,031)	(5,753)	(8.6)

Cash used in financing activities	(27,131)	(41,675)	14,544	34.9	(41,675)	(30,124)	(11,551)	(38.3)

Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$31,589	$49,314	$(17,725)	(35.9)	$49,314	$80,418	$(31,104)	(38.7)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2016 was $90,882,000 as compared to $83,355,000 and $81,939,000 for the years ended December 31, 2015 and 2014, respectively.  In 2016, cash provided by operating activities consisted of net income of $50,538,000, adjustments for non–cash items of $50,290,000, and $10,553,000 was used for working capital.  The Company also had cash provided by distributions from equity method investments that exceeded equity method earnings of $1,423,000, which was offset by the gains on the sale of marketable securities of $816,000.

Working capital primarily consisted of an increase in accounts receivable of $4,403,000 and a decrease in accrued risk reserves of $4,541,000.  The increase in accounts receivable is from the new operations of the four healthcare facilities that began operating during the 2015 and 2016 years.  The decrease in accrued risk reserves is due to payments of claims and adjustments to estimates within our self–insured workers’ compensation and professional liability companies.

Investing Activities

Cash used in investing activities totaled $81,476,000 for the year ended December 31, 2016, as compared to $72,784,000 and $67,031,000 for the years ended December 31, 2015 and 2014, respectively.  Cash used for property and equipment additions was $62,601,000, $58,416,000, and $53,298,000 for the years ended December 31, 2016 and 2015 and 2014, respectively.  Purchases and sales of marketable securities resulted in a net use of cash of $13,978,000 in 2016 compared to $12,966,000 and $13,379,000 in 2015 and 2014, respectively.

Construction costs included in additions to property and equipment in 2016 include $15,414,000 for the construction and completion of the 112–bed skilled nursing facility in Columbia, Tennessee, which is the partnership between NHC and Maury Regional Medical Center;  $8,949,000 for the construction and completion of a 90–bed skilled nursing facility and 80–unit assisted living facility in Nashville, Tennessee;  and $17,351,000 for the construction and current development of two assisted living facilities in South Carolina.

The purchases of marketable securities were funded from restricted cash and cash equivalents to earn a better rate of return.

Financing Activities

Net cash used in financing activities totaled $27,131,000, $41,675,000 and $30,124,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Dividends paid to common stockholders for the 2016 year were $25,795,000.  For the 2015 and 2014 years, $30,075,000 and $27,374,000 was used to pay dividends to the Company’s common and preferred stockholders, respectively.  Proceeds from the issuance of common stock, primarily from the exercise of stock options, totaled $10,772,000 in 2016 compared to $10,634,000 and $7,429,000 for 2015 and 2014, respectively.  On August 5, 2016, the Company repurchased 130,000 shares of its common stock for a total cost of $8,195,000.

In November 2015, the Company’s Series A Convertible Preferred Stock was redeemed for cash at a redemption price of $15.75 per share.  The mandatory redemption required the Company to pay stockholders approximately $130,538,000, of which $110,000,000 of the funding came from borrowings under our credit facility.  Therefore, the Company used approximately $20,538,000 of cash for the redemption of the Preferred Stock.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2016 are as follows (in 000’s):

	Total	Less than 1 year	1–3 Years	3–5 Years	After 5 Years
Long–term debt principal	$120,000	$–	$10,000	$110,000	$–
Long–term debt – interest	9,073	2,626	4,656	1,791	–
Construction obligations	7,292	7,292	–	–	–
Operating and capital leases	385,017	39,400	78,800	78,800	188,017
Total contractual cash obligations	$521,382	$49,318	$93,456	$190,591	$188,017

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities.  In addition to cash flows from operations, our current cash on hand of $26,335,000, marketable securities of $138,013,000 and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long–term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $26,335,000, marketable securities of $138,013,000, and our borrowing capacity on the credit facility.  At December 31, 2016, the outstanding balance on the credit facility is $110,000,000; therefore, leaving $65,000,000 available for future borrowings.  The maturity date on the credit facility is October 7, 2020.  The credit facility is available for general corporate purposes, including working capital and acquisitions.

Our ability to refinance the credit agreement, to meet our long–term contractual obligations and to finance our operating requirements, growth and development plans will depend upon our future performance, which will be affected by business, economic, financial and other factors, including potential changes in state and federal government payment rates for health care, customer demand, success of our marketing efforts, pressures from competitors, and the state of the economy, including the state of financial and credit markets.

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

At December 31, 2016, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit.  We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2016, we did not participate in any such financial investments.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At December 31, 2016, we have available for sale debt marketable securities in the amount of $183,704,000.  The fixed income portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed income portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.  At December 31, 2016, our debt marketable securities had gross realized gains of $893,000 and gross unrealized losses of $3,157,000.

As of December 31, 2016, both our long–term debt and credit facility bear interest at variable interest rates.  Currently, we have long–term debt outstanding of $120.0 million.  Based on our outstanding long–term debt, a 1% change in interest rates would change our interest cost by approximately $1,200,000.

Approximately $3.9 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $39,000.

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

Credit Risk

Credit risk is managed by diversifying the fixed income portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings.  Corporate debt securities and asset–backed securities comprise approximately 69.3% of the fair value of the fixed income portfolio.  At December 31, 2016, the credit quality ratings for our fixed income portfolio consisted of the following investment grades (as a percent of fair value): 31.0% AAA rated, 14.0% AA rated, 41.5% A rated, and 13.5% BBB rated.

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At December 31, 2016, the fair value of our equity marketable securities is approximately $138,013,000.  Of the $138.0 million equity securities portfolio, our investment in NHI comprises approximately $120.9 million, or 87.6%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $12.1 million.  At December 31, 2016, our equity marketable securities had unrealized gains of $107.8 million.  Of the $107.8 million unrealized gains, $96.2 million is related to NHI.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National HealthCare Corporation at December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of restricted cash in the statements of cash flows as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016–18, Statement of Cash Flows (Topic 230)—Restricted Cash—a consensus of the FASB Emerging Issues Task Force.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National HealthCare Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 15, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 15, 2017

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Net patient revenues	$880,724	$864,846	$829,287
Other revenues	45,914	41,776	42,396
Net operating revenues	926,638	906,622	871,683

Costs and Expenses:
Salaries, wages and benefits	548,007	532,735	510,249
Other operating	233,833	227,072	217,143
Facility rent	41,292	39,967	39,731
Depreciation and amortization	39,023	37,114	34,384
Interest	3,941	2,608	2,165
Total costs and expenses	866,096	839,496	803,672

Income Before Non–Operating Income	60,542	67,126	68,011
Non–Operating Income	19,665	18,148	17,182

Income Before Income Taxes	80,207	85,274	85,193
Income Tax Provision	(29,669)	(32,131)	(31,824)
Net Income	50,538	53,143	53,369

Dividends to Preferred Stockholders	–	(6,819)	(8,670)

Net Income Available to Common Stockholders	$50,538	$46,324	$44,699

Earnings Per Common Share:
Basic	$3.34	$3.34	$3.24
Diluted	$3.32	$3.20	$3.14

Weighted Average Common Shares Outstanding:
Basic	15,134,518	13,889,134	13,816,095
Diluted	15,206,997	14,491,433	14,222,133

Dividends Declared Per Common Share	$1.75	$1.54	$1.34

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net Income	$50,538	$53,143	$53,369

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investments in marketable securities	21,705	(17,740)	30,416
Reclassification adjustment for realized gains on sale of securities	(816)	(566)	(379)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(8,185)	7,062	(11,614)
Other comprehensive income (loss), net of tax	12,704	(11,244)	18,423

Comprehensive Income	$63,242	$41,899	$71,792

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$26,335	$38,208
Restricted cash and cash equivalents	3,125	8,793
Marketable securities	138,013	116,168
Restricted marketable securities	22,773	18,276
Accounts receivable, less allowance for doubtful
accounts of $5,743 and $5,583, respectively	82,531	84,095
Inventories	7,508	7,568
Prepaid expenses and other assets	2,648	2,171
Notes receivable, current portion	3,259	460
Federal income tax receivable	4,665	3,203
Total current assets	290,857	278,942

Property and Equipment:
Property and equipment, at cost	933,140	875,287
Accumulated depreciation and amortization	(373,516)	(339,241)
Net property and equipment	559,624	536,046

Other Assets:
Restricted cash and cash equivalents	2,129	2,313
Restricted marketable securities	160,931	151,590
Deposits and other assets	5,244	8,451
Goodwill	17,600	17,600
Notes receivable, less current portion	13,820	12,704
Investments in limited liability companies	37,242	37,683
Total other assets	236,966	230,341
Total assets	$1,087,447	$1,045,329

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$18,593	$20,128
Capital lease obligations, current portion	3,481	3,279
Accrued payroll	65,912	65,338
Amounts due to third party payors	17,019	16,654
Accrued risk reserves, current portion	25,898	27,069
Other current liabilities	13,207	12,192
Dividends payable	6,818	5,996
Total current liabilities	150,928	150,656

Long–term debt	120,000	120,000
Capital lease obligations, less current portion	26,748	30,228
Accrued risk reserves, less current portion	65,264	71,439
Refundable entrance fees	9,924	9,865
Obligation to provide future services	3,236	3,440
Deferred income taxes	22,072	9,096
Other noncurrent liabilities	16,302	16,294

Deferred revenue	3,362	3,315

Stockholders' Equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 15,162,938 and 15,000,616 shares, respectively, issued and outstanding	152	150
Capital in excess of par value	211,457	209,469
Retained earnings	391,934	368,013
Accumulated other comprehensive income	66,068	53,364
Total stockholders’ equity	669,611	630,996
Total liabilities and stockholders’ equity	$1,087,447	$1,045,329

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:		(as adjusted)	(as adjusted)
Net income	$50,538	$53,143	$53,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,023	37,114	34,384
Provision for doubtful accounts	5,967	6,583	6,228
Equity in earnings of unconsolidated investments	(6,636)	(5,845)	(6,675)
Distributions from unconsolidated investments	8,059	6,505	10,288
Gains on sale of marketable securities	(816)	(566)	(379)
Deferred income taxes	4,791	(648)	(1,434)
Stock–based compensation	509	1,982	2,021
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(4,403)	(11,835)	(5,215)
Income tax receivable	(1,462)	1,524	(4,727)
Inventories	60	(441)	19
Prepaid expenses and other assets	(477)	89	(2,587)
Trade accounts payable	(1,535)	4,251	2,827
Accrued payroll	574	5,479	(3,603)
Amounts due to third party payors	365	(6,277)	1,312
Other current liabilities and accrued risk reserves	(3,526)	(7,455)	(5,652)
Obligation to provide future services	(204)	(487)	238
Other noncurrent liabilities	8	283	1,486
Deferred revenue	47	(44)	39
Net cash provided by operating activities	90,882	83,355	81,939
Cash Flows From Investing Activities:
Additions to property and equipment	(62,601)	(58,416)	(53,298)
Investments in unconsolidated companies	(1,282)	(674)	(1,975)
Acquisition of non–controlling interest	–	–	(768)
Investments in notes receivable	(5,251)	(5,676)	(767)
Collections of notes receivable	1,636	4,948	3,156
Purchases of marketable securities	(48,620)	(60,540)	(62,165)
Sale of marketable securities	34,642	47,574	48,786
Net cash used in investing activities	(81,476)	(72,784)	(67,031)
Cash Flows From Financing Activities:
Borrowings under credit facility	–	110,000	–
Redemption of preferred shareholders	–	(130,538)	–
Principal payments under capital lease obligations	(3,278)	(3,089)	(2,436)
Dividends paid to preferred stockholders	–	(8,986)	(8,670)
Dividends paid to common stockholders	(25,795)	(21,089)	(18,704)
Issuance of common shares	10,772	10,634	7,429
Repurchase of common shares	(8,195)	–	(6,995)
Tax (expense) benefit from exercise of stock options	(1,096)	1,942	201
Debt issuance costs	–	(601)	–
Entrance fee deposits (refunds)	59	(354)	(501)
Change in deposits	402	406	(448)
Net cash used in financing activities	(27,131)	(41,675)	(30,124)
Net Decrease in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(17,725)	(31,104)	(15,216)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	49,314	80,418	95,634
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$31,589	$49,314	$80,418

Balance Sheet Classifications:
Cash and cash equivalents	$26,335	$38,208	$69,767
Restricted cash and cash equivalents	5,254	11,106	10,651
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$31,589	$49,314	$80,418

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued)

	Year Ended December 31,
(in thousands)	2016	2015	2014
Supplemental Information:
Cash payments for interest	$4,528	$2,965	$2,242

Cash payments for income taxes	27,668	29,183	36,642

Non–cash financing and investing activities include:

Buildings, personal property, and obligations recorded under capital lease agreements	–	–	39,032

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity
Balance at January 1, 2014	10,837,665	$170,510	14,078,028	$140	$153,061	$318,216	$46,185	$688,112
Net income	–	–	–	–	–	53,369	–	53,369
Other comprehensive income	–	–	–	–	–	–	18,423	18,423
Stock–based compensation	–	–	–	–	2,021	–	–	2,021
Tax benefit from exercise of stock options	–	–	–	–	201	–	–	201
Shares sold – options exercised	–	–	157,590	1	7,428	–	–	7,429
Repurchase of common shares	–	–	(125,000)	(1)	(6,994)	–	–	(6,995)
Shares issued in conversion of preferred stock to common stock	(1,006)	(16)	241	–	16	–	–	–
Acquisition of noncontrolling interest	–	–	–		(768)	–	–	(768)
Dividends declared to preferred stockholders ($0.80 per share)	–	–	–	–	–	(8,670)	–	(8,670)
Dividends declared to common stockholders ($1.34 per share)	–	–	–	–	–	(18,974)	–	(18,974)
Balance at January 1, 2015	10,836,659	$170,494	14,110,859	$140	$154,965	$343,941	$64,608	$734,148
Net income	–	–	–	–	–	53,143	–	53,143
Other comprehensive loss	–	–	–	–	–	–	(11,244)	(11,244)
Stock–based compensation	–	–	–	–	1,982	–	–	1,982
Tax benefit from exercise of stock options	–	–	–	–	1,942	–	–	1,942
Shares sold – options exercised	–	–	273,000	3	10,631	–	–	10,634
Shares issued in conversion of preferred stock to common stock	(2,548,561)	(39,956)	616,757	7	39,949	–	–	–
Redemption of preferred stock	(8,288,098)	(130,538)	–	–	–	–	–	(130,538)
Dividends declared to preferred stockholders ($0.64 per share)	–	–	–	–	–	(6,819)	–	(6,819)
Dividends declared to common stockholders ($1.54 per share)	–	–	–	–	–	(22,252)	–	(22,252)
Balance at January 1, 2016	–	$–	15,000,616	$150	$209,469	$368,013	$53,364	$630,996
Net income	–	–	–	–	–	50,538	–	50,538
Other comprehensive income	–	–	–	–	–	–	12,704	12,704
Stock–based compensation	–	–	–	–	509	–	–	509
Tax expense from exercise of stock options	–	–	–	–	(1,096)	–	–	(1,096)
Shares sold – options exercised	–	–	292,322	3	10,769	–	–	10,772
Repurchase of common shares	–	–	(130,000)	(1)	(8,194)	–	–	(8,195)
Dividends declared to common stockholders ($1.75 per share)	–	–	–	–	–	(26,617)	–	(26,617)
Balance at December 31, 2016	–	$–	15,162,938	$152	$211,457	$391,934	$66,068	$669,611

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

National HealthCare Corporation ("NHC" or "the Company") operates, manages or provides services to skilled nursing facilities, assisted living facilities, independent living facilities, and home health care programs located in 10 Southeastern, Northeastern and Midwestern states in the United States.  The most significant part of our business relates to skilled and intermediate nursing care in which setting we also provide assisted living and retirement services, rehabilitative therapy services, memory and Alzheimer's care services, and home health care.  We also have a non–controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  The health care environment has continually undergone changes with regard to Federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues.  We continually monitor these industry developments as well as other factors that affect our business.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) include our wholly owned and controlled subsidiaries and affiliates. Variable interest entities (“VIEs”) in which we have an interest have been consolidated when we have been identified as the primary beneficiary. Investments in ventures in which we have the ability to exercise significant influence but do not have control over are accounted for using the equity method. Equity method investments are initially recorded at cost and subsequently are adjusted for our share of the venture’s earnings or losses and cash distributions.  Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris, a business that specializes in hospice care services.  Investments in entities in which we lack the ability to exercise significant influence are included in the consolidated financial statements at cost unless there has been a decline in the market value of our investment that is deemed to be other than temporary.  All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Change in Accounting Principle

Effective December 31, 2016, the Company retrospectively adopted a change in accounting principle related to the early adoption of ASU No. 2016–18, Statement of Cash Flows (Topic 230)—Restricted Cash—a consensus of the FASB Emerging Issues Task Force . This revised standard is an effort by the FASB to reduce diversification in practice by providing specific guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The updated guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included in the “beginning–of–period” and “end–of–period” total amounts shown on the statement of cash flows.

As described in the guidance for accounting changes under ASC Topic 250, the comparative consolidated statements of cash flows of prior periods are adjusted to apply the new accounting method retrospectively. The following tables present the effect on the statements of cash flows of the accounting change that was retrospectively adopted on December 31, 2016:

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2015			Year Ended December 1, 2014
	As Previously Reported	Effect of Accounting Change	As Adjusted	As Previously Reported	Effect of Accounting Change	As Adjusted

Cash Flows from Operating Activities:
Restricted cash and cash equivalents	$(9,392)	$9,392	$-	$(6,245)	$6,245	$-
Net cash provided by operating activities	73,963	9,392	83,355	75,694	6,245	81,939

Cash Flows from Investing Activities:
Change in restricted cash and cash equivalents	8,937	(8,937)	-	9,523	(9,523)	-
Net cash used in investing activities	(63,847)	(8,937)	(72,784)	(57,508)	(9,523)	(67,031)

Net Decrease in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(31,559)	455	(31,104)	(11,938)	(3,278)	(15,216
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash, Equivalents, Beginning of Period	69,767	10,651	80,418	81,705	13,929	95,634
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash, Equivalents, End of Period	$38,208	$11,106	$49,314	$69,767	$10,651	$80,418

Net Patient Revenues and Accounts Receivable

Revenues are derived from services rendered to patients for skilled and intermediate nursing, rehabilitation therapy, hospice, assisted living and retirement and home health care services.

Revenues are recorded when services are provided based on established rates adjusted to amounts expected to be received under governmental programs and other third–party contractual arrangements based on contractual terms. These revenues and receivables are stated at amounts estimated by management to be at their net realizable value.

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

We receive payments from the Medicare program under a prospective payment system ("PPS").  For skilled nursing services, Medicare pays a fixed fee per Medicare patient per day, based on the acuity level of the patient, to cover all post–hospital extended care routine service costs, ancillary costs and capital related costs.

Medicaid program payments for long–term care services are generally based on fixed per diem rates subject to program cost ceilings.

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

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents.  The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services.  The assignment of patients to the various RUG categories is subject to post–payment review by Medicare intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements.  We have made provisions of approximately $17,019,000 and $16,654,000 as of December 31, 2016 and 2015, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

Other Revenues

As discussed in Note 3 other revenues include revenues from the provision of insurance services, management and accounting services to other long–term care providers, and rental income.  Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income as earned over the related policy period.  We charge for management services based on a percentage of net revenues.  We charge for accounting services based on a monthly fee or a fixed fee per bed of the long–term care center under contract.  We generally record other revenues on the accrual basis based on the terms of our contractual arrangements.  However, with respect to management and accounting services revenue from certain long–term care providers, including but not limited to National Health Corporation ("National")  as discussed in Note 3, where collection is not reasonably assured based on insufficient historical collections and the lack of expected future collections, our policy is to recognize income only in the period in which collection is assured and the amounts at question are believed by management to be fixed or determined.

Certain management contracts, including, but not limited to contracts with National, subordinate the payment of management fees earned under those contracts to other expenditures of the long–term care center and to the availability of cash provided by the facility’s operations.  Revenues from management services provided to the facilities that generate insufficient cash flow to pay the management fee, as prioritized under the contractual arrangement, are not recognized until such time as the amount of revenue earned is fixed or determinable and collectability is reasonably assured.  This recognition policy could cause our reported revenues and net income from management services to vary significantly from period to period.

We recognize rental income based on the terms of our operating leases.  Under certain of our leases, we receive contingent rent, which is based on the increase in revenues of a lessee over a base year.  We recognize contingent rent annually or monthly, as applicable, when, based on the actual revenue of the lessee, receipt of such income is assured.  We identify leased real estate properties as nonperforming if a required payment is not received within 30 days of the date it is due.  Our policy related to rental income on non–performing leased real estate properties is to recognize rental income in the period when the income is received.

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

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of income.  The provisions for doubtful accounts were $5,967,000, $6,583,000, and $6,228,000 for 2016, 2015 and 2014, respectively.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items.  Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, which were $29.3 million, $34.5 million, and $34.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less when purchased.

Restricted Cash and Cash Equivalents and Restricted Marketable Securities

Restricted cash and cash equivalents and restricted marketable securities primarily represent assets that are held by our wholly–owned limited purpose insurance companies for workers' compensation and professional liability claims.

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

Inventories

Inventories consist generally of food and supplies and are valued at the lower of cost or market, with cost determined on a first–in, first–out (FIFO) basis.

Mortgage and Other Notes Receivable

In accordance with Accounting Standards Codification ("ASC") Topic 310, Receivables, NHC evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis.  On a quarterly basis, NHC reviews its notes receivable for recoverability when events or circumstances, including the non–receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided by the straight–line method over the expected useful lives of the assets estimated as follows:  buildings and improvements, 20–40 years and equipment and furniture, 3–15 years.  Leasehold improvements are amortized over periods that do not exceed the non–cancelable respective lease terms using the straight–line method.

Expenditures for repairs and maintenance are charged to expense as incurred.  Betterments, which significantly extend the useful life, are capitalized.  We remove the costs and related allowances for accumulated depreciation or amortization from the accounts for properties sold or retired, and any resulting gains or losses are included in income.

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

Accrued Risk Reserves

We are principally self–insured for risks related to employee health insurance and utilize wholly–owned limited purpose insurance companies for workers’ compensation and professional liability claims.  Accrued risk reserves primarily represent the accrual for risks associated with employee health insurance, workers’ compensation and professional liability claims.  The accrued risk reserves include a liability for unpaid reported claims and estimates for incurred but unreported claims.  Our policy with respect to a significant portion of our workers’ compensation and professional and general liability claims is to use an actuary to assist management in estimating our exposure for claims obligation (for both asserted and unasserted claims).  Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid.  We reassess our accrued risk reserves on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of income in the period first identified.

Other Current Liabilities

Other current liabilities primarily represent accruals for current federal and state income taxes, real estate taxes and other current liabilities.

Continuing Care Contracts and Refundable Entrance Fees

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contract provides that 10% of the resident entry fee becomes non–refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re–assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non–refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees when residents relocate from our community and the apartment is re–occupied. Refundable entrance fees are classified as non–current liabilities and non–refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of December 31, 2016 and December 31, 2015 were $9,924,000 and $9,865,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non–refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  At December 31, 2016 and 2015, we have recorded a future service obligation in the amounts of $3,236,000 and $3,440,000, respectively.

Other Noncurrent Liabilities

Other noncurrent liabilities include reserves primarily related to various uncertain income tax positions (see Note 12).

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National (as discussed in Note 2) and entrance fees that have been and are currently being received upon reservation and occupancy in the independent living centers we operate.  The non–refundable portion (10%) of the entrance fee is included in deferred revenue and is being recognized over the remaining life expectancies of the residents.

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

Also under ASC Topic 740, Income Taxes, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Liabilities for income tax matters include amounts for income taxes, applicable penalties, and interest thereon and are the result of the potential alternative interpretations of tax laws and the judgmental nature of the timing of recognition of taxable income.

Stock–Based Compensation

Stock–based awards granted include stock options, restricted stock units, and stock purchased under our employee stock purchase plan.  Stock–based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite service period only for those equity awards expected to vest.

The fair value of the restricted stock units is determined based on the stock price on the date of grant. We estimated the fair value of stock options and stock purchased under our employee stock purchase plan using the Black–Scholes model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the grant, the expected volatility of the price of our common stock, risk–free interest rates and expected dividend yield of our common stock. The fair value is amortized on a straight–line basis over the requisite service periods of the awards.

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

Segment Disclosures

ASC Topic 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to stockholders.  Management believes that substantially all of our operations are part of the post–acute health care industry segment. See Note 3 for a detail of other revenues provided by our operations within the post–acute health care industry segment.  Information about the costs and expenses associated with each of the components of other revenues is not separately identifiable.

Recently Adopted Accounting Guidance

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016–18, “Statement of Cash Flows (Topic 230)—Restricted Cash—a consensus of the FASB Emerging Issues Task Force”. This revised standard is an effort by the FASB to reduce diversification in practice by providing specific guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The updated guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included in the “beginning–of–period” and “end–of–period” total amounts shown on the statement of cash flows. The effective date for this standard is for years beginning after December 15, 2017, with early adoption permitted. Effective December 31, 2016, the Company elected to early adopt this standard. The adoption of this standard represented a change in accounting principle which was applied retrospectively; see beginning of Note 1 under “Change in Accounting Principle” for further discussion on the adoption of ASU No. 2016–18.

In November 2015, the FASB issued ASU No. 2015–17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this guidance as of December 31, 2015.

In April 2015, the FASB issued ASU 2015–03, "Imputation of Interest (Sub–Topic 835.30):  Simplifying the Presentation of Debt Issuance Costs".  ASU 2015–03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  In August 2015, the FASB issued ASU 2015–15 clarifying the application of this guidance to line of credit arrangements.  The amendments in the ASUs are effective retrospectively for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  This guidance did not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015–02 “Amendments to the Consolidation Analysis”. This update is in response to stakeholders that have expressed concerns that current generally accepted accounting principles (“GAAP”) might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. Thus, the update modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. It eliminates the presumption that a general partner should consolidate a limited partnership, for limited partnerships and similar legal entities that qualify as voting interest entities; a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick–out rights. Finally, it requires consideration of the effects of fee arrangements and related parties on the primary beneficiary determination.  The amendments in this update are effective for annual reporting periods beginning after December 15, 2015.  This guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In March 2016, the FASB issued ASU 2016–09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share–Based Payment Accounting.” ASU 2016–09 simplifies the accounting for share–based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016–09 is effective for fiscal years beginning after December 15, 2016.  We are currently evaluating the requirements of ASU 2016–09, but believe the final result will be a decrease to our income tax expense and an increase in net cash provided by operating activities.

In February 2016, the FASB issued ASU 2016–02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. We anticipate this standard will have a material impact on our consolidated financial statements and result in an increase to total assets and total liabilities.  Additionally, we are currently evaluating the impact this standard will have on our policies and procedures and internal control framework.

In January 2016, the FASB issued ASU No. 2016–01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)”. ASU No. 2016–01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value.  ASU No. 2016–01 requires the change in fair value of many equity investments to be recognized in net income.  ASU No. 2016–01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.   Adopting ASU No. 2016–01 may result in a cumulative effect adjustment to the Company’s retained earnings as of the beginning of the year of adoption.  We are currently evaluating the potential effects of adopting the provisions of ASU No. 2016–01.

In May 2014, the FASB issued ASU No. 2014–09 “Revenue from Contracts with Customers”, also known as the “New Revenue Standard”. This update is the result of a collaborative effort by the FASB and the International Accounting Standards Board to simplify revenue recognition guidance, remove inconsistencies in the application of revenue recognition, and to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive for those goods or services. The New Revenue Standard is applied through the following five-step process:

1.  Identify the contract(s) with a customer.

2.  Identify the performance obligation in the contract.

3.  Determine the transaction price.

4.  Allocate the transaction price to the performance obligations in the contract.

5.  Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The Company does not plan to early adopt the New Revenue Standard.

As we progress with our implementation efforts to adopt the New Revenue Standard, management continues to evaluate and refine its estimates of the anticipated impacts it will have on our revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework.  Specifically, the Company is continuing to evaluate its population of revenue sources to determine the potential effects the New Revenue Standard will have on the amount or timing of certain industry-specific healthcare revenue sources, which at this time includes revenue recorded from our CCRC, settlements with third party payors, and our bundled and risk-sharing payments.

Note 2 – Relationship with National Health Corporation

National Health Corporation ("National"), which is wholly–owned by the National Health Corporation Leveraged Employee Stock Ownership Plan ("ESOP"), was formed in 1986 and is our administrative services affiliate and contractor.  As discussed below, all of the personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation as employees in the ESOP.

Management Contracts

We currently manage five skilled nursing facilities for National under a management contract.  The management contract has been extended until January 1, 2018.  See Note 3 for additional information regarding management services fees recognized from National.

Financing Activities

During 1991, we borrowed $10,000,000 from National.  The term note payable currently requires quarterly interest payments at the prime rate minus 0.85 percent.  The entire principal is due at maturity in 2018.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000.  At December 31, 2016, National did not have an outstanding balance on the line of credit.

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

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation in the ESOP.  National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance.  We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs.  The administrative fee paid to National for the years ended December 31, 2016, 2015, and 2014 was $4,701,000, $4,542,000, and $4,395,000, respectively.  At December 31, 2016, the Company has recorded $1,775,000 in accounts receivable and $3,312,000 in accounts payable in the consolidated balance sheets as a result of the timing differences between interim payments for payroll and employee benefits services costs.

National’s Ownership of Our Stock

At December 31, 2016, National owns 1,084,763 shares (or approximately 7.2%) of our outstanding common stock.

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

Note 3 – Other Revenues

Other revenues are outlined in the table below.  Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly–owned insurance subsidiaries have written for certain healthcare operators to which we provide management or accounting services. Revenues from management and accounting services include fees provided to manage and provide accounting services to other healthcare operators.  Revenues from rental income include health care real estate properties owned by us and leased to third party operators.  Other revenues include miscellaneous health care related earnings.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Insurance services	$7,195	$7,012	$7,215
Management and accounting service fees	15,953	14,586	15,184
Rental income	21,835	19,191	19,123
Other	931	987	874
	$45,914	$41,776	$42,396

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 were $4,508,000, $4,215,000, and $4,434,000, respectively.  Associated losses and expenses are reflected in the consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 were $2,687,000, $2,797,000, and $2,781,000, respectively.  Associated losses and expenses including those for self–insurance are included in the consolidated statements of income as "Other operating costs and expenses".

Management Fees from National

We have managed skilled nursing facilities for National since 1988, and we currently manage five centers.  See Note 2 regarding our relationship with National.

During 2016, 2015 and 2014, National paid and we recognized approximately $3,777,000, $3,599,000, and $3,544,000, respectively, of management fees and interest on management fees.  Unrecognized and unpaid management fees and interest on management fees from National total $21,296,000 and $21,345,000 at December 31, 2016 and 2015, respectively.

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

Management Fees and Financial and Accounting Services for Other Healthcare Centers

During 2016 and 2015, we provided management services to six healthcare facilities (in addition to the five National centers) operated by third party owners.  For the years ended December 31, 2016 and 2015, we recognized management fees of $2,172,000 and $2,490,000 from these centers, respectively.

During 2016 and 2015, we provided accounting and financial services to 20 healthcare facilities.  No management services are provided for entities in which we provide accounting and financial services.

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

Note 4 – Non–Operating Income

Non–operating income is outlined in the table below.  Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on securities, interest income, and other miscellaneous non–operating income.  Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris, a business that specializes in hospice care services.  See Note 16 for additional disclosures regarding Caris.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Equity in earnings of unconsolidated investments	$6,636	$5,845	$6,675
Dividends and net realized gains on sales of securities	7,324	6,809	5,957
Interest income	5,705	5,494	4,550
	$19,665	$18,148	$17,182

Note 5 – Long–Term Leases

Capital Leases

Effective March 1, 2014, NHC began leasing and operating three senior healthcare facilities in the state of Missouri under three separate lease agreements.  Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility.  Each of the leases is a ten year lease with two five–year renewal options.  Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year. The leases also contain certain non–performance default provisions which resulted in capital lease classification.  However, the initial measurement and recording of the capital lease assets and obligations does not include any expected payments under such default provisions, as the Company does not expect to incur an obligation for such payments.

Fixed assets recorded under the capital leases, which are included in property and equipment in the consolidated balance sheets, are as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(11,120)	(7,196)
	$27,912	$31,836

Operating Leases

At December 31, 2016, we lease from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements.  As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third party operator.

On January 1, 2007, a 15–year lease extension began which included three additional five–year renewal options.  In December 2012, NHC extended the lease agreement through the first of the three additional five–year renewal options, which extended the lease date through 2026.  The two additional five–year renewal options on the lease still remain.  Under the terms of the lease, base rent totals $30,750,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.

In September 2013 and under the second lease agreement, NHC began operating seven skilled nursing facilities in New Hampshire and Massachusetts.  The 15 year lease term consists of base rent of $3,450,000 annually with rent escalating by 4% of the increase in facility revenue over a 2014 base year.  Additionally, NHC has the option to purchase the seven facilities from NHI in the 13th year of the lease for a purchase price of $49,000,000.

Base rent expense under both NHI lease agreements totals $34,200,000.  Percentage rent under the leases is based on a quarterly calculation of revenue increases and is payable on a quarterly basis.  Percentage rent expense under both leases for 2016, 2015, and 2014 was approximately $3,720,000, $2,510,000, and $2,334,000, respectively.

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

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non–cancelable lease terms at December 31, 2016 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2017	$34,200	$5,200
2018	34,200	5,200
2019	34,200	5,200
2020	34,200	5,200
2021	34,200	5,200
Thereafter	176,750	11,267
Total minimum lease payments	$347,750	$37,267
Less: Amounts representing interest		(7,038)
Present value of minimum lease payments		30,229
Less: Current portion		(3,481)
Long–term capital lease obligations		$26,748

Note 6 – Earning Per Share

 The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share.

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except share and per share amounts)
Basic:
Weighted average common shares outstanding	15,134,518	13,889,134	13,816,095
Net income	$50,538	$53,143	$53,369
Dividends to preferred stockholders	–	6,819	8,670
Net income available to common stockholders	$50,538	$46,324	$44,699

Earnings per common share, basic	$3.34	$3.34	$3.24

Diluted:
Weighted average common shares outstanding	15,134,518	13,889,134	13,816,095
Dilutive effect of stock options	24,176	144,793	73,678
Dilutive effect of restricted stock	–	1,183	3,691
Dilutive effect of contingent issuable stock	48,303	456,323	328,669
Assumed average common shares outstanding	15,206,997	14,491,433	14,222,133

Net income available to common stockholders	$50,538	$46,324	$44,699

Earnings per common share, diluted	$3.32	$3.20	$3.14

Note 7 – Investments in Marketable Securities

Our investments in marketable securities include available for sale securities.  Realized gains and losses from securities sales are determined on the specific identification of the securities.  Marketable securities and restricted marketable securities consist of the following:

	December 31, 2016		December 31, 2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$138,013	$30,176	$116,168
Restricted investments available for sale:
Corporate debt securities	71,311	71,100	71,960	71,143
Asset–backed securities	56,889	56,168	61,645	60,910
U.S. Treasury securities	25,748	25,181	21,123	21,033
State and municipal securities	32,020	31,255	16,446	16,780
	$216,144	$321,717	$201,350	$286,034

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	December 31, 2016			December 31, 2015
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$120,945	1,630,642	$24,734	$99,257

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	December 31, 2016		December 31, 2015
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$14,181	$14,216	$23,291	$23,273
1 to 5 years	79,827	79,502	74,747	74,671
6 to 10 years	91,211	89,269	71,442	70,223
Over 10 years	749	717	1,694	1,699
	$185,968	$183,704	$171,174	$169,866

Gross unrealized gains related to available for sale securities are $108,730,000 and $86,921,000 as of December 31, 2016 and 2015, respectively.  Gross unrealized losses related to available for sale securities were $3,157,000 and $2,237,000 as of December 31, 2016 and 2015, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  As a result, the Company recognized no other–than–temporary impairments for the years ended December 31, 2016 and 2015.

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2016, 2015 and 2014 were $34,642,000, $47,574,000, and $48,786,000, respectively.  Net investment gains of $816,000, $566,000, and $379,000 were realized on these sales during the years ended December 31, 2016, 2015, and 2014, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2016 or 2015.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during 2016 or 2015.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates.  At December 31, 2016 and 2015, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2016 and December 31, 2015 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2016	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$26,335	$26,335	$–	$–
Restricted cash and cash equivalents	5,254	5,254	–	–
Marketable equity securities	138,013	138,013	–	–
Corporate debt securities	71,100	42,323	28,777	–
Asset–backed securities	56,168	–	56,168	–
U.S. Treasury securities	25,181	25,181	–	–
State and municipal securities	31,255	–	31,255	–
Total financial assets	$353,306	$237,106	$116,200	$–

	Fair Value Measurements Using
December 31, 2015	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$38,208	$38,208	$–	$–
Restricted cash and cash equivalents	11,106	11,106	–	–
Marketable equity securities	116,168	116,168	–	–
Corporate debt securities	71,143	32,683	38,460	–
Asset–backed securities	60,910	–	60,910	–
U.S. Treasury securities	21,033	21,033	–	–
State and municipal securities	16,780	–	16,780	–
Total financial assets	$335,348	$219,198	$116,150	$–

Note 9 – Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2016	2015
	(in thousands)
Land	$59,812	$59,831
Leasehold improvements	108,661	103,445
Buildings and improvements	552,404	507,627
Furniture and equipment	158,558	150,357
Construction in progress	53,705	54,027
	933,140	875,287
Less: Accumulated depreciation	(373,516)	(339,241)
	$559,624	$536,046

In January 2017, we began operations of a new 112-bed skilled nursing facility in Columbia, Tennessee.  This new health care facility is a joint venture with Maury Regional Medical Center and is a replacement facility for our former NHC Hillview location.  As of December 31, 2016, the carrying amount of the property and equipment at the former NHC Hillview location is approximately $3,936,000.  For the year ended December 31, 2016, there has been no gain or loss recognized in the consolidated statement of income for the potential sale or disposal of the property.

The Company estimates the cost to complete construction in progress is approximately $7,292,000 at December 31, 2016.

Note 10 – Notes Receivable

At December 31, 2016 and 2015, we have notes receivable from managed and other skilled nursing facilities totaling $17,079,000 and $13,164,000, respectively, reflected in the accompanying consolidated balance sheets.  The notes are first and second mortgages with interest rates ranging from prime plus 2% to 8% fixed rate with periodic payments required prior to maturity.  The notes mature in the years from 2018 through 2023.  The proceeds of the notes were used by the skilled nursing facilities for construction costs, development costs incurred during construction, and working capital.

Note 11 – Long–Term Debt

Long–term debt consists of the following (dollars in thousands):

	Interest Rate at		December 31,
	Dec. 31, 2016	Maturities	2016	2015
Credit Facility, interest payable monthly	Variable, 2.1%	2020	$110,000	$110,000

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	Variable, 3.0%	2018	10,000	10,000
			120,000	120,000
Less current portion			–	–
			$120,000	$120,000

$175,000,000 Credit Facility

In October 2015, we entered into a $175 million credit facility that has a five year maturity date (October 2020).  Loans bear interest at either (i) LIBOR plus 1.40% or (ii) the base rate plus 0.40%.  The base rate is defined as the highest of (a) the Federal Funds Rate plus ½ of 1%, (b) the Bank of America prime rate, and (c) LIBOR plus 1.00%.  The credit facility is available for general corporate purposes, including working capital and acquisitions.  NHC is permitted, upon required notice to the lender, to prepay the loans outstanding under the credit facility at any time, without penalty.

The Credit Agreement contains customary representations and financial covenants, including covenants that restrict, among other things, asset dispositions, mergers and acquisitions, dividends, restricted payments, debt, liens, investments and affiliate transactions.  The Credit Agreement contains customary events of default.

The aggregate maturities of long–term debt for the five years subsequent to December 31, 2016 are as follows:

		Long–Term Debt
		(in thousands)
2017	$	−
2018		10,000
2019		−
2020		110,000
2021		−
Total		$120,000

Note 12 – Income Taxes

The provision for income taxes is comprised of the following components:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current Tax Provision
Federal	$24,012	$29,322	$30,235
State	661	3,568	3,095
	24,673	32,890	33,330
Deferred Tax Provision
Federal	4,208	(532)	(1,172)
State	788	(227)	(334)
	4,996	(759)	(1,506)
Income Tax Provision	$29,669	$32,131	$31,824

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts receivable	$2,077	$2,055
Accrued risk reserves	2,277	2,648
Accrued expenses	8,907	8,420
Financial reporting depreciation in excess of tax depreciation	8,642	9,142
Stock based compensation	387	3,511
Non-refundable entrance fees	211	163
Refundable entrance fees	1,923	1,830
Obligation to provide future services	1,262	1,342
Deferred revenue	3,942	4,258
Total deferred tax assets	$29,628	$33,369

Deferred tax liabilities:
Unrealized gains on marketable securities	$(41,264)	$(33,079)
Deferred gain on sale of assets (net)	(3,135)	(3,135)
Book basis in excess of tax basis of intangible assets	(1,481)	(945)
Book basis in excess of tax basis of securities	(2,416)	(2,344)
Long–term investments	(3,404)	(2,962)
Total deferred tax liabilities	$(51,700)	$(42,465)

Net deferred tax liability	$(22,072)	$(9,096)

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Tax provision at federal statutory rate	$28,072	$29,846	$29,818

Increase (decrease) in income taxes
resulting from:
State, net of federal benefit	1,783	1,767	2,207
Nondeductible expenses	156	351	363
Insurance expense	27	6	27
Other, net	283	(372)	439
Unrecognized tax benefits	716	2,674	512
Expiration of statute of limitations	(1,368)	(2,141)	(1,542)
	1,597	2,285	2,006
Effective income tax expense	$29,669	$32,131	$31,824

The exercise of non–qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price.  During 2016, 2015 and 2014, $(1,096,000), $1,942,000, and $201,000, respectively, attributable to the tax (expense) benefit of stock options exercised and restricted stock vested, was recorded to capital in excess of par value.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2014	$8,598	$12,453	$2,072	$14,525
Additions based on tax positions related to the current year	−	2,008	216	2,224
Additions for tax positions of prior years	2,032	1,218	706	1,924
Reductions for statute of limitation expirations	(1,523)	(2,059)	(603)	(2,662)
Balance, December 31, 2014	9,107	13,620	2,391	16,011
Additions based on tax positions related to the current year	−	1,595	308	1,903
Additions for tax positions of prior years	490	498	1,298	1,796
Reductions for statute of limitation expirations	(1,779)	(2,551)	(865)	(3,416)
Balance, December 31, 2015	7,818	13,162	3,132	16,294
Additions based on tax positions related to the current year	1,249	1,249	-	1,249
Additions for tax positions of prior years	481	718	934	1,652
Reductions for statute of limitation expirations	(1,525)	(2,164)	(729)	(2,893)
Balance, December 31, 2016	$8,023	$12,965	$3,337	$16,302

During the year ended December 31, 2016, we have recognized a $2,164,000 decrease in unrecognized tax benefits and an accompanying $729,000 decrease of related interest and penalties due to the effect of statute of limitations lapse.  The favorable impact on our tax provision was $1,368,000.

Unrecognized tax benefits of $5,616,000, net of federal benefit at December 31, 2016, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  We do not expect significant increases or decreases in unrecognized tax benefits within the twelve months beginning December 31, 2016, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,345,000.

During the year ended December 31, 2015, we have recognized a $2,551,000 decrease in unrecognized tax benefits and an accompanying $865,000 decrease of related interest and penalties due to the effect of statute of limitation lapse.  The favorable impact on our tax provision was $2,141,000.

During the year ended December 31, 2014, we have recognized a $2,059,000 decrease in unrecognized tax benefits and an accompanying $603,000 decrease of related interest and penalties due to the effect of statute of limitations lapse.  The favorable impact on our tax provision was $1,542,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.  Interest and penalties expense was $205,000, $740,000, and $319,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2013 (with few state exceptions).

Note 13 – Stock Repurchase Program

In May 2015, the Board of Directors authorized a repurchase program that allowed for the repurchase of up to $25 million of its common stock.  On August 5, 2016, the Company repurchased 130,000 shares of its common stock for a total cost of $8,195,000.  The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.  This repurchase plan expired on August 31, 2016.

In August 2016, the Board of Directors authorized a new common stock purchase program.  The program will allow for repurchases of up to $25 million of its common stock.  The new stock repurchase plan began on September 1, 2016 and will expire on August 31, 2017.  No repurchases of common stock have been executed under this current program.

Under previously approved repurchase plans, the Company repurchased 125,000 shares of its common stock on August 11, 2014 for a total cost of $6,995,000.  The repurchase was funded from cash on hand and the shares were cancelled and returned to the status of authorized but unissued.

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

Note 14 – Stock–Based Compensation

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

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan ("the Equity Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants.  In May 2015, our stockholders approved to amend the Equity Plan to increase the number of shares of our common stock authorized from the original 1,200,000 shares to 2,575,000 shares.  At December 31, 2016, 1,661,243 shares were available for future grants under the Equity Plan.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions.  The plan allows employees to terminate participation at any time.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $509,000, $1,982,000, and $2,021,000, for the years ended December 31, 2016, 2015, and 2014, respectively.  Stock–based compensation is included in salaries, wages and benefits in the consolidated statements of income.  Tax deductions for the options exercised and restricted stock vested totaled $5,680,000, $5,263,000, and $697,000 for the years ended December 31, 2016, 2015, and 2014, respectively.  The total intrinsic value of shares exercised was $7,431,000, $5,447,000, and $855,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, the Company did not have any unrecognized compensation cost related to unvested stock–based compensation awards.

Stock Options

The Company is required to estimate the fair value of stock–based awards on the date of grant.  The fair value of each option award is estimated using the Black–Scholes option valuation model with the weighted average assumptions indicated in the following table.  Each grant is valued as a single award with an expected term based upon expected employment and termination behavior.  Compensation cost is recognized over the requisite service period in a manner consistent with the option vesting provisions.  The straight–line attribution method requires that compensation expense is recognized at least equal to the portion of the grant–date fair value that is vested at that date.  The expected volatility is derived using weekly historical data for periods immediately preceding the date of grant.  The risk–free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant.  The expected life is an estimate of the number of years an option will be held before it is exercised.  The following table summarizes the assumptions used to value the options granted in the periods shown.

	Year Ended December 31,
	2016	2015	2014
Risk–free interest rate	0.89%	0.71%	0.52%
Expected volatility	15.8%	16.5%	17.3%
Expected life, in years	2.2 years	2.2 years	2.2 years
Expected dividend yield	3.09%	2.73%	2.68%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value
Options outstanding at January 1, 2014	1,074,552	$46.44	$	−
Options granted	57,716	53.10		−
Options exercised	(157,590)	45.97		−
Options cancelled	(20,000)	46.69		−
Options outstanding at December 31, 2014	954,678	46.92		−
Options granted	56,210	61.47		−
Options exercised	(389,498)	47.06		−
Options cancelled	–	–		−
Options outstanding at December 31, 2015	621,390	48.15		−
Options granted	56,291	62.54		−
Options exercised	(499,066)	47.16		−
Options cancelled	(656)	46.69		−
Options outstanding at December 31, 2016	177,959	$55.48		$3,615,000

Options exercisable at December 31, 2016	177,959	$55.48		$3,615,000

Options Outstanding December 31, 2016	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
90,000	$44.80 – $52.93	$49.07	1.5
87,959	$61.25 – $62.78	62.03	3.9
177,959		$55.48	2.7

Note 15 – Contingencies and Guarantees

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $91,162,000 and $98,508,000 at December 31, 2016 and 2015, respectively.  The liability is included in accrued risk reserves in the consolidated balance sheets.  The amounts are subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

General and Professional Liability Insurance and Lawsuits

 The health care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by skilled nursing facilities and their employees in providing care to residents.  As of December 31, 2016, we and/or our managed facilities are currently defendants in 43 claims.

Insurance coverage for all years includes both primary policies and excess policies.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  For 2016, the excess coverage is $9.0 million per occurrence. Additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

There is certain additional litigation incidental to our business, none of which, based upon information available to date, would be material to our financial position, results of operations, or cash flows.  In addition, the long–term care industry is continuously subject to scrutiny by governmental regulators, which could result in litigation or claims related to regulatory compliance matters.

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

On October 7, 2014, the Company received a subpoena from the Office of Inspector General of the United Department of Health and Human Services (“OIG Subpoena”) related to the current DOJ Investigation.  The OIG Subpoena requests certain financial and organizational documents from the Company and certain of its subsidiaries and SNFs and medical records from certain of the Company’s Tennessee–based SNFs.

The Company is cooperating fully with these requests. We are unable to evaluate the outcome of this investigation at this time.  It is possible that this investigation could lead to a claim that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Caris HealthCare, L.P. Investigation

On December 9, 2014, Caris Healthcare, L.P., a business that specializes in hospice care services in Company–owned health care centers and in other settings, received notice from the U.S. Attorney’s Office for the Eastern District of Tennessee and the Attorney Generals’ Offices for the State of Tennessee and State of Virginia that those government entities were conducting an investigation regarding patient eligibility for hospice services provided by Caris precipitated by a qui tam lawsuit.  We have a 75.1% non–controlling ownership interest in Caris.

A qui tam lawsuit was filed on May 22, 2014, in the U.S. District Court for the Eastern District of Tennessee by a former Caris employee, Barbara Hinkle, and is captioned United States of America, State of Tennessee, and State of Virginia ex rel. Barbara Hinkle v. Caris Healthcare, L.P., No. 3:14–cv–212 (E.D. Tenn.).

On June 16, 2016, the State of Tennessee and the State of Virginia declined to intervene in the qui tam lawsuit.  On June 20, 2016, the Court ordered that the complaint be unsealed.  On October 11, 2016, the United States filed a Complaint in Intervention against Caris Healthcare, L.P. and Caris Healthcare, LLC, a wholly owned subsidiary of Caris Healthcare, L.P.  The United States' complaint alleges that Caris billed the government for ineligible hospice patients between June 2013 and December 2013 and in relation to forty–five patients who were the subject of a Caris internal audit in June 2013.  It seeks treble damages and civil penalties under the Federal False Claims Act and asserts claims for payment under mistake of fact, unjust enrichment, and conversion.  The relator has filed a notice of voluntary dismissal without prejudice of the non–intervened claims asserted in her qui tam complaint.  Caris has filed a motion to dismiss the United States' complaint, which remains pending before the district court.

Caris denies the allegations in the United States' complaint and intends to defend itself vigorously.  Given the early stage of this action, we are unable to assess the probable outcome or potential liability, if any, arising from this action.  It is possible that this claim could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

South Carolina Medicaid Audits

The South Carolina Office of State Auditor (“State Auditor”) conducted Medicaid cost report audits for eleven of the Company’s South Carolina skilled nursing facilities.  The State Auditor issued audit findings for the fiscal years ending September 30, 2013 and September 30, 2014.

During 2015, the Company paid the South Carolina Department of Health and Human Services (“SCDHHS”) $6.8 million due to the State Auditor findings.  The Company subsequently filed administrative appeals with SCDHHS to recoup a portion of these funds.  At December 31, 2016, we recorded revenue in our consolidated financial statements of $1,374,000 for the settlement of these audit periods and for the withdrawal of our administrative appeals process.

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

Debt Guarantees

At December 31, 2016, no agreement to guarantee the debt of other parties exists.

Note 16 – Equity Method Investment in Caris HealthCare, L.P.

As of December 31, 2016, we have a 75.1% non–controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings.  The carrying value of our investment is $34,717,000 and $35,771,000 at December 31, 2016 and 2015, respectively.  The carrying amounts are included in investments in limited liability companies in the consolidated balance sheets.  The difference between the carrying value of our investment and our capital account balance in Caris is due to the additional limited partner ownership interest the Company acquired from current and former partners.  Summarized financial information of Caris for the years ended December 31, 2016, 2015, and 2014 is provided below.

	December 31,
	2016	2015	2014
	( in thousands)
Current assets	$21,973	$23,213	$20,922
Noncurrent assets	10,896	11,091	11,540
Liabilities	8,082	7,970	7,305
Partners’ capital	24,787	26,334	25,157
Revenue	52,105	50,464	51,441
Expenses	42,928	40,875	40,908
Net income	9,177	9,589	10,533

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

Note 17 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary.  The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE.  At December 31, 2016, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

In December 2010, we signed an operating agreement to lease Springfield Rehabilitation and Health Care Center, a 120–bed skilled nursing facility located in Springfield, Missouri.  The terms of the lease include a ten year lease and include five additional, five year lease options as well as a purchase option.  The operating lease agreement was established on the same date third party owners purchased the real estate of the 120–bed skilled nursing facility.  The third party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note.  The risks and rewards associated with the operations of the facility and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC.  At December 31, 2016 and 2015, the $4,500,000 mortgage note receivable from the third party owners is eliminated in our consolidated financial statements.  Land and buildings and improvements of $4,500,000 have been recorded in our consolidated financial statements, as well as the operations of the facility because we are the primary beneficiary in the relationship.

Note 18 – Redemption of the Series A Convertible Preferred Stock

In October 2007, NHC issued $170,555,000 of NHC Series A Convertible Preferred Stock (the "Preferred Stock") with a liquidation preference of $15.75.  Each share of the Preferred Stock was entitled to annual preferred dividends of $0.80 per share.

In November 2015, the Series A Convertible Preferred Stock was redeemed for cash at a redemption price of $15.75 per share.  There were 8,288,098 shares of Preferred Stock redeemed under the mandatory redemption for approximately $130,538,000.  The funding of the Preferred Stock redemption was provided by the Company's cash on hand and borrowings under the credit facility of approximately $110,000,000.

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

Note 19 – Series B Junior Participating Preferred Stock

On August 2, 2007, the NHC Board of Directors approved the adoption of a stockholder rights plan and declared a dividend distribution of one right (a "Right") for each outstanding share of NHC common stock to stockholders of record at the close of business on August 2, 2007. Each Right entitles the registered holder to purchase from NHC a unit consisting of one one–ten thousandth of a share of Series B Junior Participating Preferred Stock, $0.01 par value at a purchase price of $250 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a rights agreement between NHC and Computershare Trust Company, N.A., as rights agent, dated as of August 2, 2007, as may be amended, restated or otherwise modified from time to time.  No shares have been issued pursuant to this stockholder rights plan.

Note 20 – Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Operating Revenues	$229,588	$227,768	$231,281	$238,001
Income Before Non–Operating Income	17,624	14,641	10,590	17,687
Non–Operating Income	4,773	4,925	5,091	4,876
Net Income	13,699	11,866	11,110	13,863
Net Income Available to Common Stockholders	13,699	11,866	11,110	13,863
Basic Earnings Per Share	.92	.78	.73	.92
Diluted Earnings Per Share	.91	.78	.73	.91

2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Operating Revenues	$222,407	$224,902	$225,386	$233,927
Income Before Non–Operating Income	17,436	15,706	13,761	20,223
Non–Operating Income	4,222	4,130	4,550	5,246
Net Income	13,242	12,358	12,567	14,976
Preferred Dividends	2,168	2,167	2,152	332
Net Income Available to Common Stockholders	11,074	10,191	10,415	14,644
Basic Earnings Per Share	.80	.74	.75	1.03
Diluted Earnings Per Share	.77	.71	.72	.99

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2016, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10–K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10–K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934, as amended).   We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework).  We have concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National HealthCare Corporation

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). National HealthCare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National HealthCare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National HealthCare Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 15, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 15, 2017

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2017 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information in our definitive 2017 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our definitive 2017 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2017 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our definitive 2017 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference (which will be filed within 120 days of the end of the fiscal year to which this report relates).

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)

(1)

Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)

Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance– Beginning of Period	Charged to Costs and Expenses		Charged to other Accounts	Deductions		Balance– End of Period
For the year ended December 31, 2014
Allowance for doubtful accounts	$4,972	$6,228	$	−	$5,462	(1)	$5,738
Accrued risk reserves	$110,557	$61,557	$	−	$65,896		$106,218

For the year ended December 31, 2015
Allowance for doubtful accounts	$5,738	$6,583	$	−	$6,738	(1)	$5,583
Accrued risk reserves	$106,218	$69,392	$	−	$77,102		$98,508

For the year ended December 31, 2016
Allowance for doubtful accounts	$5,583	$5,967	$	−	$5,807	(1)	$5,743
Accrued risk reserves	$98,508	$63,596	$	−	$70,942		$91,162

(1) Amounts written off, net of recoveries

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)

Exhibits:

(a)

Reference is made to the Exhibit Index, which is found within this Form 10–K Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION

Date: February 15, 2017	BY: /s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 15, 2017	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 15, 2017	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Financial Officer)
(Principal Accounting Officer)

Date: February 15, 2017	/s/ Robert G. Adams
Robert G. Adams
Chairman of the Board

Date: February 15, 2017	_________________
J. Paul Abernathy
Director

Date: February 15, 2017	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 15, 2016	_________________
Ernest G. Burgess
Director

Date: February 15, 2016	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 15, 2016	____________________
Richard F. LaRoche, Jr.
Director

Date: February 15, 2016	/s/ Lawrence C. Tucker
Lawrence C. Tucker
Director

NATIONAL HEALTHCARE CORPORATION AND SUBSIDIARIES
FORM 10–K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2016
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S–4 (File No. 333–37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8–A, dated October 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8–K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8–A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Specifically incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10–Q filed on May 8, 2013.

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit A attached to Form S–4, (Proxy Statement– Prospectus), amended, Registration No. 333– 37185, (December 5, 1997)

4.2	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit A to Exhibit 3.5 to the Registrant’s registration statement on Form 8–A, dated October 31, 2007)

Exhibit No.	Description	Page No. or Location

4.3	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8–A, dated August 3, 2007

4.4	Notice of Redemption of Series A Convertible Preferred Stock dated October 2, 2015	Incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8–K filed on October 2, 2015

10.1	Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.2	Form of Service Agreement by and between National Health Corporation and National HealthCare Corporation	Incorporated by reference to Exhibit 10.5.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.3	Amended and Restated Revolving Credit Note dated as of September 1, 1995 by and between National Health Corporation and National HealthCare L.P.	Incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.4	Amended and Restated Revolving Credit Agreement dated as of September 1, 1995 by and between National Health Corporation and National HealthCare L.P.	Incorporated by reference to Exhibit 10.8 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.5	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10–K filed March 16, 2006

10.6	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10–K filed March 16, 2006

Exhibit No.	Description	Page No. or Location

10.7	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10–K filed March 16, 2006

10.8	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10–K filed March 16, 2006

10.9	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10–K filed March 16, 2006

*10.10	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

*10.11	First Amendment dated February 14, 2011 to the National HealthCare Corporation 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.16 from 2015 Form 10-K filed February 19, 2016.

*10.12	Amendment dated March 10, 2015 to National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2015 Proxy Statement filed April 1, 2015.

*10.13	Amended NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Exhibit A to 2013 Proxy Statement filed April 2, 2013.

10.14	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.15	Agreement to Lease between NHI–REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co–Tenants	Incorporated by reference to Exhibit 10.4 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.16	Amended and Restated Amendment No. 6 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

Exhibit No.	Description	Page No. or Location

10.17	Amendment No. 7 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.18	Credit Agreement dated as of October 7, 2015 among National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's quarterly report on Form 10–Q filed on November 5, 2015

10.19	Pledge and Security Agreement dated as of October 7, 2015 between National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's quarterly report on Form 10–Q filed on November 5, 2015

10.20	Note dated October 7, 2015 between National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's quarterly report on Form 10–Q filed on November 5, 2015

10.21

Contribution Agreement dated December 29, 2011 between National HealthCare Corporation and Caris HealthCare, L.P. pursuant to which NHC acquired a 7.5% interest in Caris from McRae in exchange for $7,500,000

Incorporated by reference to Exhibit 10.27 to National HealthCare Corporation's annual report on Form 10–K filed on February 20, 2015

10.22

Assignment of membership interest in Solaris Hospice, LLC dated December 29, 2011 and effective on January 1, 2012, whereby NHC assigned its membership interest to Caris in exchange for an additional 2.7% limited partnership interest in Caris.

Incorporated by reference to Exhibit 10.28 to National HealthCare Corporation's annual report on Form 10–K filed on February 20, 2015

10.23	Purchase and Sale Agreement and Extension of Master Lease dated December 26, 2012 between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.29 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

Exhibit No.	Description	Page No. or Location

14	Code of Ethics of National HealthCare Corporation	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133–1398 Telephone (615) 890–2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

31.1	Rule 13a–14(a)/15d–14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates management contract or compensatory plan or arrangement.

**As provided in Rule 406T of Regulation S–T, this information shall not be deemed "filed" for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.