Form 10-Q
period 2017-03-31
NATIONAL HEALTHCARE CORP
filed 2017-05-10
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

15,195,030 shares of common stock of the registrant were outstanding as of May 8, 2017.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2017	2016
Revenues:
Net patient revenues	$227,959	$218,106
Other revenues	11,284	11,482
Net operating revenues	239,243	229,588

Cost and Expenses:
Salaries, wages and benefits	138,055	130,020
Other operating	63,883	61,309
Facility rent	10,088	10,327
Depreciation and amortization	10,295	9,354
Interest	1,058	954
Total costs and expenses	223,379	211,964

Income Before Non–Operating Income	15,864	17,624
Non–Operating Income	4,768	4,773

Income Before Income Taxes	20,632	22,397
Income Tax Provision	(7,999)	(8,698)
Net Income	12,633	13,699
Add: Net loss attributable to noncontrolling interest	(95)	-

Net Income Attributable to National HealthCare Corporation	$12,728	$13,699

Earnings Per Share Attributable to National HealthCare Corporation Stockholders:
Basic	$0.84	$0.92
Diluted	$0.84	$0.91

Weighted Average Common Shares Outstanding:
Basic	15,173,491	14,916,905
Diluted	15,212,133	15,135,446

Dividends Declared Per Common Share	$0.45	$0.40

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended March 31
	2017	2016

Net Income	$12,633	$13,699

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investments in marketable securities	(941)	12,504
Reclassification adjustment for realized gains on sale of securities	(34)	(279)
Income tax (expense) benefit related to items of other comprehensive income	408	(4,667)
Other comprehensive income (loss), net of tax	(567)	7,558

Add: Comprehensive loss attributable to noncontrolling interest	(95)	-

Comprehensive Income Attributable to National HealthCare Corporation	$12,161	$21,257

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

 (in thousands)

	March 31, 2017	December 31, 2016
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$47,096	$26,335
Restricted cash and cash equivalents	14,572	3,125
Marketable securities	136,341	138,013
Restricted marketable securities	10,979	22,773
Accounts receivable, less allowance for doubtful accounts of $6,663 and $5,743, respectively	83,339	82,531
Inventories	7,320	7,508
Prepaid expenses and other assets	3,928	2,648
Notes receivable, current portion	875	3,259
Federal income tax receivable	-	4,665
Total current assets	304,450	290,857

Property and Equipment:
Property and equipment, at cost	941,172	933,140
Accumulated depreciation and amortization	(383,777)	(373,516)
Net property and equipment	557,395	559,624

Other Assets:
Restricted cash and cash equivalents	2,141	2,129
Restricted marketable securities	141,860	160,931
Deposits and other assets	5,909	5,244
Goodwill	17,600	17,600
Notes receivable, less current portion	13,270	13,820
Investments in limited liability companies	36,351	37,242
Total other assets	217,131	236,966
Total assets	$1,078,976	$1,087,447

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$18,579	$18,593
Capital lease obligations, current portion	3,533	3,481
Accrued payroll	41,976	65,912
Amounts due to third party payors	17,687	17,019
Accrued risk reserves, current portion	25,551	25,898
Other current liabilities	17,905	13,207
Dividends payable	6,831	6,818
Total current liabilities	132,062	150,928

Long–term debt	120,000	120,000
Capital lease obligations, less current portion	25,845	26,748
Accrued risk reserves, less current portion	69,272	65,264
Refundable entrance fees	9,405	9,924
Obligation to provide future services	3,236	3,236
Deferred income taxes	20,007	22,072
Other noncurrent liabilities	16,830	16,302
Deferred revenue	5,594	3,362
Total liabilities	402,251	417,836

Stockholders’ Equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 15,179,930 and 15,162,938 shares, respectively, issued and outstanding	152	152
Capital in excess of par value	212,366	211,457
Retained earnings	397,831	391,934
Accumulated other comprehensive income	65,501	66,068
Total National HealthCare Corporation stockholders’ equity	675,850	669,611
Noncontrolling interest	875	-
Total stockholders' equity	676,725	669,611
Total liabilities and stockholders’ equity	$1,078,976	$1,087,447

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31
	2017	2016
		(as adjusted)
Cash Flows From Operating Activities:
Net income	$12,633	$13,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,295	9,354
Provision for doubtful accounts receivable	1,883	1,885
Equity in earnings of unconsolidated investments	(1,526)	(1,505)
Distributions from unconsolidated investments	2,609	2,851
Gains on sale of restricted marketable securities	(34)	(279)
Deferred income taxes	(1,657)	1,477
Stock–based compensation	92	286
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(2,691)	478
Income tax receivable	4,665	3,203
Inventories	188	270
Prepaid expenses and other assets	(1,280)	(953)
Trade accounts payable	(14)	(2,237)
Accrued payroll	(23,936)	(14,624)
Amounts due to third party payors	668	944
Other current liabilities and accrued risk reserves	8,356	6,749
Other noncurrent liabilities	528	494
Deferred revenue	2,232	2,158
Net cash provided by operating activities	13,011	24,250
Cash Flows From Investing Activities:
Additions to property and equipment	(8,066)	(13,432)
Investments in unconsolidated companies	(176)	(904)
Investments in notes receivable	-	(1,844)
Collections of notes receivable	2,918	77
Purchase of restricted marketable securities	(2,291)	(11,079)
Sale of restricted marketable securities	33,887	15,573
Net cash provided by (used in) investing activities	26,272	(11,609)
Cash Flows From Financing Activities:
Tax expense from stock–based compensation	-	(1,186)
Principal payments under capital lease obligations	(851)	(801)
Dividends paid to common stockholders	(6,818)	(5,995)
Issuance of common shares	817	9,330
Equity attributable to noncontrolling interest	970	-
Entrance fee (refunds) deposits	(519)	206
Change in deposits	(662)	129
Net cash (used in) provided by financing activities	(7,063)	1,683
Net Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	32,220	14,324
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	31,589	49,314
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$63,809	$63,638

Balance Sheet Classifications:
Cash and cash equivalents	$47,096	$49,183
Restricted cash and cash equivalents	16,713	14,455
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$63,809	$63,638

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2016	15,000,616	$150	$209,469	$368,013	$53,364	$–	$630,996
Net income	–	–	–	13,699	–	–	13,699
Other comprehensive loss	–	–	–	–	7,558	–	7,558
Stock–based compensation	–	–	286	–	–	–	286
Tax expense from exercise of stock options	–	–	(1,186)	–	–	–	(1,186)
Shares sold – options exercised	263,523	3	9,327	–	–	–	9,330
Dividends declared to common stockholders ($0.40 per share)	–	–	–	(6,105)	–	–	(6,105)
Balance at March 31, 2016	15,264,139	$153	$217,896	$375,607	$60,922	$–	$654,578

Balance at January 1, 2017	15,162,938	$152	$211,457	$391,934	$66,068	$–	$669,611
Net income attributable to National HealthCare Corporation	–	–	–	12,728	–	–	12,728
Net loss attributable to noncontrolling interest	–	–	–	–	–	(95)	(95)
Equity contributed by noncontrolling interest	–	–	–	–	–	970	970
Other comprehensive loss	–	–	–	–	(567)	–	(567)
Stock–based compensation	–	–	92	–	–	–	92
Shares sold – options exercised	16,992	–	817	–	–	–	817
Dividends declared to common stockholders ($0.45 per share)	–	–	–	(6,831)	–	–	(6,831)
Balance at March 31, 2017	15,179,930	$152	$212,366	$397,831	$65,501	$875	$676,725

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  As of March 31, 2017, we operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,597 licensed beds, 24 assisted living facilities, five independent living facilities, and 36 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all of our significant accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with limited need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited December 31, 2016 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.  Our audited December 31, 2016 consolidated financial statements are available at our web site: www.nhccare.com.

Basis of Presentation

The unaudited interim condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of NHC.  All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated financial statements include the accounts of all entities controlled by NHC.  The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income (loss) that is attributable to NHC and the noncontrolling interest in its consolidated statements of income.

We assume that users of these interim financial statements have read or have access to the audited December 31, 2016 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

Change in Accounting Principle

Effective December 31, 2016, the Company retrospectively adopted a change in accounting principle related to the early adoption of Accounting Standards Update (“ASU”) No. 2016–18, Statement of Cash Flows (Topic 230)—Restricted Cash—a consensus of the FASB Emerging Issues Task Force . This revised standard is an effort by the FASB to reduce diversification in practice by providing specific guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The updated guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included in the “beginning–of–period” and “end–of–period” total amounts shown on the statements of cash flows.

As described in the guidance for accounting changes under ASC Topic 250, the comparative consolidated statement of cash flows of prior periods are adjusted to apply the new accounting method retrospectively. The following table presents the effect on the interim condensed consolidated statement of cash flows for the three months ending March 31, 2016 for the accounting change that was retrospectively adopted on December 31, 2016:

Consolidated Statement of Cash Flows

(in thousands)

	Three Months Ended March 31, 2016
	As Previously Reported	Effect of Accounting Change	As Adjusted

Cash Flows from Operating Activities:
Restricted cash and cash equivalents	$(6,519)	$6,519	$–
Net cash provided by operating activities	17,731	6,519	24,250

Cash Flows from Investing Activities:
Change in restricted cash and cash equivalents	3,170	(3,170)	–
Net cash used in investing activities	(8,439)	(3,170)	(11,609)

Net Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	10,975	3,349	14,324
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash, Equivalents, Beginning of Period	38,208	11,106	49,314
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash, Equivalents, End of Period	$49,183	$14,455	$63,638

Recently Adopted Accounting Guidance

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016–18, “Statement of Cash Flows (Topic 230)—Restricted Cash—a consensus of the FASB Emerging Issues Task Force”. This revised standard is an effort by the FASB to reduce diversification in practice by providing specific guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The updated guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included in the “beginning–of–period” and “end–of–period” total amounts shown on the statement of cash flows. The effective date for this standard is for years beginning after December 15, 2017, with early adoption permitted. Effective December 31, 2016, the Company elected to early adopt this standard. The adoption of this standard represented a change in accounting principle which was applied retrospectively; see the paragraphs above under “Change in Accounting Principle” for further discussion on the adoption of ASU No. 2016–18.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  On January 1, 2017, the Company adopted the provisions of ASU 2016-09. As a result of the adoption, the Company recognized $124,000 of excess tax benefits related to share-based payments in our provision for income taxes for the three months ended March 31, 2017. These items were historically recorded in additional paid-in capital.  In addition, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax related cash flows. The Company elected to apply the change in presentation of excess tax benefits in the statements of cash flows on a prospective basis.

Recent Accounting Guidance Not Yet Adopted

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

Revenue Recognition – Third Party Payors

Approximately 65% of our net patient revenues are derived from Medicare, Medicaid, and other government programs.  Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents.  In our opinion, adequate provision has been made for any adjustments that may result from these reviews.  Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.  We have recorded liabilities of approximately $17,687,000 and $17,019,000 as of March 31, 2017 and December 31, 2016, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Segment Reporting

In accordance with the provisions of ASC 280, “Segment Reporting”, the Company is required to report financial and descriptive information about its reportable operating segments.  Beginning in the first quarter of 2017 with the leadership change of the Company’s Chief Executive Officer, we reassessed and realigned our reportable operating segments to coincide with the way our new leadership and chief operating decision maker ("CODM") measures Company performance and allocates resources.   The Company now has two reportable operating segments:  (1) inpatient services, which includes the operation of skilled nursing facilities and assisted and independent living facilities, and (2) homecare services.  The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office.  See Note 5 for further disclosure of the Company’s operating segments.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items.  Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, which were $8,965,000 and $8,270,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Professional liability remains an area of particular concern to us.  The long term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents.  As of March 31, 2017, we and/or our managed centers are defendants in 60 such claims inclusive of years 2005 through March 31, 2017.  It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We are principally self-insured for incidents occurring in all centers owned or leased by us.  The coverages include both primary policies and excess policies.  In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fee

We have one continuing care retirement center (“CCRC”) within our operations.  Residents at this retirement center may enter into continuing care contracts with us.  The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets.  The balances of refundable entrance fees as of March 31, 2017 and December 31, 2016 were $9,405,000 and $9,924,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income.  As of March 31, 2017 and December 31, 2016, we have recorded a future service obligation in the amount of $3,236,000.

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

Noncontrolling Interest

The noncontrolling interest in a subsidiary is presented within total equity in the Company's interim condensed consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income attributable to NHC in its interim condensed consolidated statements of income and net income per share is calculated based on net income attributable to NHC’s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

Other revenues include the following:

	Three Months Ended March 31
(in thousands)	2017	2016
Rental Income	$5,485	$5,570
Management and accounting services fees	3,859	3,749
Insurance services	1,559	1,924
Other	381	239
	$11,284	$11,482

Management Fees from National

We manage five skilled nursing facilities owned by National.  For the three months ended March 31, 2017, we recognized management fees and interest on management fees of $936,000 from these centers, respectively.  For the three months ended March 31, 2016, we recognized management fees and interest on management fees of $969,000 from these centers.

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

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months ended March 31, 2017 were $1,280,000.  For the three months ended March 31, 2016, the workers' compensation premium revenues reflected in the interim condensed consolidated statements of income were $1,234,000.  Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months ended March 31, 2017 were $279,000.  For the three months ended March 31, 2016, the professional liability insurance premium revenues reflected in the interim condensed consolidated statements of income were $690,000.  Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

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

	Three Months Ended March 31
(in thousands)	2017	2016
Equity in earnings of unconsolidated investments	$1,526	$1,505
Dividends and other net realized gains and losses on sales of securities	1,724	1,861
Interest income	1,518	1,407
	$4,768	$4,773

Note 5 – Business Segments

The Company has two reportable operating segments:  (1) inpatient services, which includes the operation of skilled nursing facilities and assisted and independent living facilities, and (2) homecare services.  These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as CODM, to assess performance and allocate resources.

The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office.  The Company has presented the financial information for the three months ended March 31, 2016 on a comparative basis to conform with the current year segment presentation.  For additional information on these reportable segments see Note 1 - “Description of Business”.

The Company’s CODM evaluates performance and allocates capital resources to each segment based on an operating model that is designed to improve the quality of patient care and profitability of the Company while enhancing long-term shareholder value.  The CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following table sets forth the Company’s unaudited interim condensed consolidated statements of income by business segment (in thousands):

	Three Months Ended March 31, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$212,302	$15,657	$-	$227,959
Other revenues	226	-	11,058	11,284
Net operating revenues	212,528	15,657	11,058	239,243

Costs and Expenses:
Salaries, wages and benefits	118,248	8,781	11,026	138,055
Other Operating	58,530	4,293	1,060	63,883
Rent	8,167	489	1,432	10,088
Depreciation and Amortization	9,209	40	1,046	10,295
Interest	449	-	609	1,058
Total costs and expenses	194,603	13,603	15,173	223,379

Income (Loss) Before Non-Operating Income	17,925	2,054	(4,115)	15,864

Non-Operating Income	-	-	4,768	4,768

Income Before Income Taxes	$17,925	$2,054	$653	$20,632

	Three Months Ended March 31, 2016
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$202,083	$16,023	$-	$218,106
Other revenues	169	-	11,313	11,482
Net operating revenues	202,252	16,023	11,313	229,588

Costs and Expenses:
Salaries, wages and benefits	110,564	9,157	10,299	130,020
Other Operating	55,607	4,218	1,484	61,309
Rent	8,360	487	1,480	10,327
Depreciation and Amortization	8,215	46	1,093	9,354
Interest	499	-	455	954
Total costs and expenses	183,245	13,908	14,811	211,964

Income (Loss) Before Non-Operating Income	19,007	2,115	(3,498)	17,624

Non-Operating Income	-	-	4,773	4,773

Income Before Income Taxes	$19,007	$2,115	$1,275	$22,397

Note 6 – Long-Term Leases

Capital Leases

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(12,101)	(11,120)
	$26,931	$27,912

Operating Leases

At March 31, 2017, NHC leases from National Health Investors, Inc. (“NHI”) the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements.  Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year.  Total facility rent expense to NHI was $9,314,000 and $9,480,000 for the three months ended March 31, 2017 and 2016, respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at March 31, 2017 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2018	$34,200	$5,200
2019	34,200	5,200
2020	34,200	5,200
2021	34,200	5,200
2022	34,200	5,200
Thereafter	168,200	9,967
Total minimum lease payments	$339,200	$35,967
Less: Amounts representing interest		(6,589)
Present value of minimum lease payments		29,378
Less: Current portion		(3,533)
Long-term capital lease obligations		$25,845

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

	Three Months Ended March 31
(in thousands, except for share and per share amounts)	2017	2016
Basic:
Weighted average common shares outstanding	15,173,491	14,916,905
Net income attributable to National HealthCare Corporation	$12,728	$13,699
Earnings per common share, basic	$0.84	$0.92

Diluted:
Weighted average common shares outstanding	15,173,491	14,916,905
Dilutive effect of stock options	38,642	24,266
Dilutive effect of contingent issuable stock	–	194,275
Weighted average common shares outstanding	15,212,133	15,135,446

Net income attributable to National HealthCare Corporation	$12,728	$13,699
Earnings per common share, diluted	$0.84	$0.91

In the above table, options to purchase 1,072,425 and 12,239 shares of our common stock have been excluded for the quarter ended March 31, 2017 and 2016, respectively, due to their anti–dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following:

	March 31, 2017		December 31, 2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$136,341	$30,176	$138,013
Restricted investments available for sale:
Corporate debt securities	59,534	59,555	71,311	71,100
Commercial mortgage–backed securities	46,222	45,582	56,889	56,168
U.S. Treasury securities	21,707	21,248	25,748	25,181
State and municipal securities	26,945	26,454	32,020	31,255
	$184,584	$289,180	$216,144	$321,717

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2017			December 31, 2016
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$118,434	1,630,642	$24,734	$120,945

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	March 31, 2017		December 31, 2016
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$13,418	$13,450	$14,181	$14,216
1 to 5 years	66,671	66,517	79,827	79,502
6 to 10 years	74,319	72,872	91,211	89,269
Over 10 years	–	–	749	717
	$154,408	$152,839	$185,968	$183,704

Gross unrealized gains related to available for sale securities are $107,010,000 and $108,730,000 as of March 31, 2017 and December 31, 2016, respectively.  Gross unrealized losses related to available for sale securities are $2,414,000 and $3,157,000 as of March 31, 2017 and December 31, 2016, respectively.  For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.  As a result, the Company recognized no other-than-temporary impairment during the three months ended March 31, 2017 or for the year ended December 31, 2016.

Proceeds from the sale of securities during the three months ended March 31, 2017 and 2016 were $33,887,000 and $15,573,000, respectively.  Investment gains of $34,000 and $279,000 were realized on these sales during the three months ended March 31, 2017 and 2016, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.  After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of March 31, 2017.  We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2017.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature.  The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables.  Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources.  At March 31, 2017, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at March 31, 2017 and December 31, 2016 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2017	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$47,096	$47,096	$–	$–
Restricted cash and cash equivalents	16,713	16,713	–	–
Marketable equity securities	136,341	136,341	–	–
Corporate debt securities	59,555	40,788	18,767	–
Mortgage–backed securities	45,582	–	45,582	–
U.S. Treasury securities	21,248	21,248	–	–
State and municipal securities	26,454	–	26,454	–
Total financial assets	$352,989	$262,186	$90,803	$–

	Fair Value Measurements Using
December 31, 2016	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$26,335	$26,335	$–	$–
Restricted cash and cash equivalents	5,254	5,254	–	–
Marketable equity securities	138,013	138,013	–	–
Corporate debt securities	71,100	42,323	28,777	–
Mortgage-backed securities	56,168	–	56,168	–
U.S. Treasury securities	25,181	25,181	–	–
State and municipal securities	31,255	–	31,255	–
Total financial assets	$353,306	$237,106	$116,200	$–

Note 10 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	March 31, 2017	December 31, 2016
	Variable		(dollars in thousands)
Revolving Credit Facility, interest payable monthly	2.3%	2020	$110,000	$110,000

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	3.4%	2018	10,000	10,000
			120,000	120,000
Less current portion			–	–
			$120,000	$120,000

The $10 million unsecured term note payable to National is due January 1, 2018.  The Company intends to extend the note payable beyond the current due date.  If the Company is not able to extend the note payable with National, the $175 million credit facility is available to provide financing.

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

Note 11 - Stock Repurchase Program

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

In May 2015, our stockholders voted to amend the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) to increase the number of shares of our common stock authorized under the Plan from the original 1,200,000 shares to 2,575,000 shares.  The shares granted during the three months ended March 31, 2017 consisted of 9,925 shares through the Employee Stock Purchase Plan and 1,062,500 to key employees.  At March 31, 2017, 621,244 shares were available for future grants under the amended 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest.  Stock–based compensation totaled $92,000 and $286,000 for the three months ended March 31, 2017 and 2016, respectively.  Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

At March 31, 2017, the Company had $8,382,000 of unrecognized compensation cost related to unvested stock–based compensation awards.  This unrecognized compensation cost will be amortized over an approximate five year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2017 and for the year ended December 31, 2016.

	2017	2016
Risk–free interest rate	2.11%	0.89%
Expected volatility	16.6%	15.8%
Expected life, in years	5.0 years	2.2 years
Expected dividend yield	3.11%	3.09%

The following table summarizes our outstanding stock options for the three months ended March 31, 2017 and for the year ended December 31, 2016.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	621,390	$48.15	$–
Options granted	56,291	62.54	–
Options exercised	(499,066)	47.16	–
Options cancelled	(656)	46.69	–
Options outstanding at December 31, 2016	177,959	55.48	–
Options granted	1,072,425	72.96	–
Options exercised	(16,992)	48.08	–
Options cancelled	–	–	–
Options outstanding at March 31, 2017	1,233,392	$70.78	$2,421,000

Options exercisable at March 31, 2017	160,967	$56.26	$2,421,000

Options Outstanding March 31, 2017	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
75,000	$44.80 - $52.93	$49.66	1.4
1,158,392	$61.25 - $75.45	72.15	4.8
1,233,392		$70.78	4.6

Note 13 – Income Taxes

The income tax provision for the three months ended March 31, 2017 is $7,999,000 (an effective income tax rate of 38.8%).  The income tax provision and effective tax rate for the three months ended March 31, 2017 were unfavorably impacted by adjustments to unrecognized tax benefits of $175,000 and nondeductible expenses of $49,000, but was favorably impacted by a tax benefit of $124,000 relating to the exercise of stock options, resulting in a net increase in the provision.  The income tax provision for the three months ended March 31, 2016 was $8,698,000 (an effective income tax rate of 38.8%).  The income tax provision and effective tax rate for the three months ended March 31, 2016 were unfavorably impacted by adjustments to unrecognized tax benefits of $175,000 and permanent differences including nondeductible expenses of $86,000 resulting in an increase in the provision.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2013 (with certain state exceptions).

Note 14 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services.  The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $94,823,000 and $91,162,000 at March 31, 2017 and December 31, 2016, respectively.  The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred.  It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents.  As of March 31, 2017, we and/or our managed centers are currently defendants in 60 such claims.

 Insurance coverage for both periods includes both primary policies and excess policies.  The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis.  For 2016 and 2017, the excess coverage is $9.0 million per occurrence. Additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

Financing Commitments

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time.  The maximum loan commitment under the line of credit is $2,000,000.  At March 31, 2017, National did not have an outstanding balance on the line of credit.

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

Note 15 – Subsequent Event

On May 9, 2017, our Board of Directors and the shareholders approved to increase our authorized common stock by 15,000,000 shares, from 30,000,000 shares to 45,000,000 shares, par value $0.01. The additional shares of common stock available for issue are part of the existing class of common stock, when issued.  These shares have the same rights and privileges as the shares of common stock currently outstanding.

The Company has no current plan, commitment, arrangement, understanding or agreement regarding the issuance of the additional shares of common stock. The additional shares of common stock will be available for issuance by the Board of Directors for various corporate purposes, including but not limited to, stock splits, stock dividends, grants under employee stock plans, financings, potential strategic transactions, including mergers, acquisitions, strategic partnerships, joint ventures, divestitures, and business combinations, as well as other general corporate transactions.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services.  We operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,597 licensed beds, 24 assisted living facilities, five independent living facilities, and 36 homecare programs.  We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units.  We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others.  In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers.  We operate in 10 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities.  The overall census in owned and leased skilled nursing facilities for the three months ending March 31, 2017 was 90.3% compared to 89.9% for the same period a year ago.  With the average length of stay decreasing for a skilled nursing patient, as well as the increased availability of assisted living facilities and home and community based services, the challenge of maintaining desirable patient census levels has been amplified.  Management has undertaken a number of steps in order to best position our current and future health care facilities.  This includes working internally to examine and improve systems to be most responsive to referral sources and payors.  Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances in positioning ourselves to be an active participant in the health delivery systems as they develop.

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets.  The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	Bed Addition	44 beds	Charleston, SC	May, 2016
SNF/ALF	New Facility	90 beds / 80 units	Nashville, TN	June, 2016
SNF	Bed Addition	8 beds	Kingsport, TN	September, 2016
SNF	New Facility	112 beds	Columbia, TN	January, 2017
ALF	New Facility	78 units	Bluffton, SC	March, 2017
ALF	New Facility	80 units	Garden City, SC	Under construction
SNF	Bed Addition	30 beds	Springfield, MO	Under construction
Memory Care	Bed Addition	23 units	Murfreesboro, TN	Under construction

For the three projects under construction at March 31, 2017, the assisted living facility is expected to begin operations during the second quarter of 2017; the 23 unit memory care is expected to open the third quarter of 2017 and the 30 bed addition in Springfield, Missouri is expected to open in the fourth quarter of 2017.

During 2017, we plan to apply for Certificates of Need for additional beds in certain of our markets.  We also will evaluate the feasibility of expansion into new markets by building private pay health care centers or assisted living communities.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $94,823,000 at March 31, 2017 and are a primary area of management focus.  We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There were no significant changes during the three month period ended March 31, 2017 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2016 Annual Report on Form 10–K filed with the SEC.

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

For the first three months of 2017, our average Medicare per diem rate for skilled nursing facilities increased 3.9% compared to the same period in 2016.

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

For the first three months of 2017, our average Medicaid per diem increased 1.9% compared to the same period in 2016. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments.  There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

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

Segment Reporting

Beginning in the first quarter of 2017 with the leadership change of the Company’s Chief Executive Officer, we reassessed and realigned our reportable operating segments to coincide with the way our new leadership and CODM measures Company performance and allocates resources.   The Company has two reportable operating segments:  (1) inpatient services, which includes the operation of skilled nursing facilities and assisted and independent living facilities, and (2) homecare services.  These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as CODM, to assess performance and allocate resources.

The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office.  The Company has presented the financial information for the three months ended March 31, 2016 on a comparative basis to conform with the current year segment presentation.  For additional information on these reportable segments see Note 1 - “Description of Business”.

The Company’s CODM evaluates performance and allocates capital resources to each segment based on an operating model that is designed to enhance the quality of patient care and profitability of the Company while enhancing long-term shareholder value.  Our CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following table sets forth the Company’s unaudited condensed consolidated statements of income by business segment (in thousands):

	Three Months Ended March 31, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$212,302	$15,657	$-	$227,959
Other revenues	226	-	11,058	11,284
Net operating revenues	212,528	15,657	11,058	239,243

Costs and Expenses:
Salaries, wages and benefits	118,248	8,781	11,026	138,055
Other Operating	58,530	4,293	1,060	63,883
Rent	8,167	489	1,432	10,088
Depreciation and Amortization	9,209	40	1,046	10,295
Interest	449	-	609	1,058
Total costs and expenses	194,603	13,603	15,173	223,379

Income (Loss) Before Non-Operating Income	17,925	2,054	(4,115)	15,864

Non-Operating Income	-	-	4,768	4,768

Income Before Income Taxes	$17,925	$2,054	$653	$20,632

	Three Months Ended March 31, 2016
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$202,083	$16,023	$-	$218,106
Other revenues	169	-	11,313	11,482
Net operating revenues	202,252	16,023	11,313	229,588

Costs and Expenses:
Salaries, wages and benefits	110,564	9,157	10,299	130,020
Other Operating	55,607	4,218	1,484	61,309
Rent	8,360	487	1,480	10,327
Depreciation and Amortization	8,215	46	1,093	9,354
Interest	499	-	455	954
Total costs and expenses	183,245	13,908	14,811	211,964

Income (Loss) Before Non-Operating Income	19,007	2,115	(3,498)	17,624

Non-Operating Income	-	-	4,773	4,773

Income Before Income Taxes	$19,007	$2,115	$1,275	$22,397

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Results for the quarter ended March 31, 2017 include a 4.2% increase in net operating revenues and a 7.1% decrease in net income attributable to NHC compared to the same period in 2016.  There have been four newly constructed healthcare facilities placed in service during the last twelve months (two skilled nursing facilities and two assisted living facilities).  The operating losses before income taxes for these entities were approximately $2,012,000 for the three months ended March 31, 2017.  Therefore, excluding the operating losses from these four newly constructed facilities, net income attributable to NHC would have increased 1.9% compared to the same period in 2016.

The total census at owned and leased skilled nursing facilities for the quarter averaged 90.3% compared to an average of 89.9% for the same quarter a year ago. Medicare per diem rates increased 3.9% and Managed Care per diem rates increased 1.9% compared to the quarter a year ago.  Medicaid and private pay per diem rates increased 1.9% and 4.1%, respectively, compared to the quarter a year ago.  Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 3.3% compared to the quarter a year ago.

Net patient revenues increased $9,853,000, or 4.5%, compared to the same period last year.  The majority of the increase is due to the newly constructed healthcare facilities that have been placed in service during 2016 and 2017 ($6,081,000) compared to the same period a year ago.  The remaining increase in our net patient revenues is primarily due to our existing skilled nursing facility operations due to the census increase and per diem increases.

Other revenues decreased $198,000, or 1.7%, compared to the same quarter last year, as further detailed in Note 3 to our interim condensed consolidated financial statements.  The majority of the decrease in other revenues was due to our insurance services in which we are no longer providing insurance services to a third party operator of a healthcare facility compared to the same period a year ago.

Total costs and expenses for the first quarter of 2017 compared to the first quarter of 2016 increased $11,415,000 or 5.4%, to $223,379,000 from $211,964,000.  Salaries, wages and benefits, the largest operating costs of our company, increased $8,035,000, or 6.2%, to $138,055,000 from $130,020,000.  Other operating expenses increased $2,574,000, or 4.2%, to $63,883,000 for the 2017 period compared to $61,309,000 for the 2016 period.  Facility rent expense decreased $239,000 to $10,088,000.  Depreciation and amortization increased $941,000 to $10,295,000.  Interest expense increased $104,000 to $1,058,000.

Salaries, wages and benefits as a percentage of net operating revenue was 57.7% compared to 56.6% for the three months ended March 31, 2017 and 2016, respectively.  The increase in salaries, wages and benefits is primarily due to the increase in our existing skilled nursing facilities due to the continued wage pressure the Company is feeling in certain markets in which we operate ($4,152,000).   The newly constructed healthcare facilities placed in service during 2016 and 2017 also contributed to the increase in salaries, wages and benefits compared to the same period a year ago ($3,263,000).

Other operating expenses as a percentage of net operating revenue was 26.7% for each of the three months ended March 31, 2017 and 2016.  The increase in other operating expenses for the current quarter was due to the operations of the newly constructed healthcare facilities compared to the quarter a year ago ($3,703,000).

The increase in depreciation expense is due to the newly constructed healthcare facilities compared to the quarter a year ago.  The increase in interest expense is due to the increased interest rate on the line of credit borrowings compared to the same period a year ago.  At March 31, 2017, we have $110 million outstanding on our credit facility.

The noncontrolling interest in a subsidiary is the joint venture operations of a skilled nursing facility in Columbia, Tennessee.  This facility opened and began operating in January 2017 in which NHC owns 80% of the operating entity and Maury Regional Medical Center owns 20% of the entity.

The income tax provision for the three months ended March 31, 2017 is $7,999,000 (an effective income tax rate of 38.8%).  The income tax provision and effective tax rate for the three months ended March 31, 2017 were unfavorably impacted by adjustments to unrecognized tax benefits of $175,000 and nondeductible expenses of $49,000, but was favorably impacted by a tax benefit of $124,000 relating to the exercise of stock options, resulting in a net increase in the provision.  The income tax provision for the three months ended March 31, 2016 was $8,698,000 (an effective income tax rate of 38.8%).  The income tax provision and effective tax rate for the three months ended March 31, 2016 were unfavorably impacted by adjustments to unrecognized tax benefits of $175,000 and permanent differences including nondeductible expenses of $86,000 resulting in an increase in the provision.

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

	Three Months Ended March 31		Three Month Change
	2017	2016	$	%
Cash, cash equivalents, restricted cash and restricted cash equivalents, at beginning of period	$31,589	$49,314	$(17,725)	(35.9)

Cash provided by operating activities	13,011	24,250	(11,239)	(46.3)

Cash provided by (used in) investing activities	26,272	(11,609)	37,881	326.3

Cash provided by (used in) financing activities	(7,063)	1,683	(8,746)	(519.7)

Cash, cash equivalents, restricted cash and restricted cash equivalents, at end of period	$63,809	$63,638	$171	0.3

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 was $13,011,000, as compared to $24,250,000 in the same period last year.  Cash provided by operating activities consisted of net income of $12,633,000, adjustments for non–cash items of $10,613,000, cash distributions in excess of earnings from equity method investments of $1,083,000, and also gains on the sale of restricted marketable securities ($34,000) that offset against the positive operating cash flow items stated above.  There was cash used for working capital in the amount of $11,284,000 from the three months ended March 31, 2017 compared to only $3,518,000 for the same period a year ago.

Cash used for working capital primarily consisted of a decrease in accrued payroll and an increase in other current liabilities. The majority of the decrease in accrued payroll is due to the timing and payments of incentive compensation related to the 2016 year.  The increase in other current liabilities is primarily due to the accrual of federal and state income taxes for the three month period ending March 31, 2017.

Investing Activities

Cash provided by investing activities totaled $26,272,000 for the three months ended March 31, 2017 compared to cash used in investing activities of $11,609,000 for the three months ended March 31, 2016.  Cash used for property and equipment additions was $8,066,000 and $13,432,000 for the three months ended March 31, 2017 and 2016, respectively.  The Company made investments in unconsolidated partnerships in the amount of $176,000 and $904,000 for the three months ended March 31, 2017 and 2016, respectively.  The Company collected notes receivable of $2,918,000 for the three months ended March 31, 2017.  Sales of restricted marketable securities, net of purchases, resulted in net cash provided of $31,596,000 and $4,494,000 for the three months ended March 31,

2017 and 2016, respectively.  During the three months ended March 31, 2017, $30 million of the proceeds from the sales of restricted marketable securities were transferred out of our insurance companies to our unrestricted cash position for liquidity purposes.

In 2017, construction costs included in additions to property and equipment include $1,772,000 for the final construction and furnishings of the 112-bed skilled nursing facility in Columbia, Tennessee; $950,000 for the construction of the 23-unit memory care addition located in Murfreesboro, Tennessee; and $1,545,000 for the construction and current development of the two assisted living facilities in Bluffton, South Carolina and Garden City, South Carolina.

Financing Activities

Net cash used in financing activities totaled $7,063,000 for the three months ending March 31, 2017 compared to net cash provided by financing activities of $1,683,000 for the same period a year ago.  Cash used for dividend payments to common stockholders totaled $6,818,000 in the current year period compared to $5,995,000 for the same period a year ago.  In the current period, $817,000 was provided by the issuance of common stock compared to $9,330,000 in the prior year period.

Table of Contractual Obligations

Our contractual obligations as of March 31, 2017 are as follows (in thousands):

	Total	1 year	2–3 Years		4–5 Years		After 5 Years
Long–term debt – principal	$120,000	$10,000	$110,000	$	−	$	−
Long–term debt – interest	9,270	2,816	5,123		1,331		−
Operating leases	339,200	34,200	68,400		68,400		168,200
Construction obligations	8,475	8,475	−		−		−
Capital lease obligations	35,967	5,200	10,400		10,400		9,967
Total contractual cash obligations	$512,912	$60,691	$193,923		$80,131		$178,167

We started paying quarterly dividends on our common shares outstanding in 2004.  We anticipate the continuation of the dividend payment as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities.  In addition to cash flows from operations, our current cash on hand of $47,096,000, marketable securities of $136,341,000 and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $47,096,000, marketable securities of $136,341,000, and our borrowing capacity on the credit facility.  At March 31, 2017, the outstanding balance on the credit facility is $110,000,000; therefore, leaving $65,000,000 available for future borrowings.  The maturity date on the credit facility is October 7, 2020.  The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

•

liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 14:  Contingencies and Commitments);

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

•

demographic changes.

See the notes to the quarterly financial statements, and “Item 1.  Business” in our 2016 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  This may be found on our web site at www.nhccare.com.  You should carefully consider these risks before making any investment in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates.  Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments.  Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions.  At March 31, 2017, we have available for sale debt securities in the amount of $152,839,000.  The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities.  The portfolio composition allows flexibility in reacting to fluctuations of interest rates.  The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of March 31, 2017, the Company has $120 million of long–term debt that bears interest at variable interest rates.  Based on our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $1,200,000.

Approximately $1.2 million of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%).  Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $12,000.

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

Equity Price and Concentration Risk

Our available for sale marketable equity securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  At March 31, 2017, the fair value of our marketable equity securities is approximately $136,341,000.  Of the $136.3 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $118.4 million, or 86.8%, of the total fair value.  We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company.  Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $13.6 million.  At March 31, 2017, our equity securities had unrealized gains of $106.2 million.  Of the $106.2 million of unrealized gains, $93.7 million is related to our investment in NHI.

Item 4.  Controls and Procedures.

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 14 of this Form 10–Q.

Item 1A.  Risk Factors.

During the three months ended March 31, 2017, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.  Defaults Upon Senior Securities.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a)

List of exhibits

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007.

3.4	Restated Bylaws as amended February 14, 2013	Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.

4.1	Form of Common Stock	Incorporated by reference to Exhibit A attached to Form S-4, (Proxy Statement-Prospectus), amended, Registration No. 333-37185, (December 5, 1997)

4.2	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 10, 2017	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: May 10, 2017	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)