Form 10-Q
period 2017-06-30
NATIONAL HEALTHCARE CORP
filed 2017-08-03
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Yes  [x]      No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]

Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [x]

15,195,030 shares of common stock of the registrant were outstanding as of August 1, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenues:
Net patient revenues	$227,847	$216,487	$455,806	$434,593
Other revenues	11,610	11,281	22,894	22,763
Net operating revenues	239,457	227,768	478,700	457,356

Cost and Expenses:
Salaries, wages and benefits	142,684	135,068	280,739	265,088
Other operating	62,856	57,306	126,739	118,615
Facility rent	10,079	10,319	20,167	20,646
Depreciation and amortization	10,481	9,495	20,776	18,849
Interest	1,219	939	2,277	1,893
Total costs and expenses	227,319	213,127	450,698	425,091

Income Before Non–Operating Income	12,138	14,641	28,002	32,265
Non–Operating Income	5,189	4,925	9,957	9,698

Income Before Income Taxes	17,327	19,566	37,959	41,963
Income Tax Provision	(6,758)	(7,700)	(14,757)	(16,398)
Net Income	10,569	11,866	23,202	25,565
Loss Attributable To Noncontrolling Interest	86	-	181	-

Net Income Attributable to National HealthCare Corporation	$10,655	$11,866	$23,383	$25,565

Earnings Per Share Attributable to National HealthCare Corporation Stockholders:
Basic	$0.70	$0.78	$1.54	$1.69
Diluted	$0.70	$0.78	$1.54	$1.68

Weighted Average Common Shares Outstanding:
Basic	15,189,818	15,266,559	15,181,700	15,091,732
Diluted	15,220,448	15,289,104	15,216,336	15,212,275

Dividends Declared Per Common Share	$0.48	$0.45	$0.93	$0.85

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Net Income	$10,569	$11,866	$23,202	$25,565

Other Comprehensive Income:
Unrealized gains on investments in marketable securities	13,297	18,123	12,356	30,627
Reclassification adjustment for realized gains on sale of securities	(204)	(261)	(238)	(540)
Income tax expense related to items of other comprehensive income	(5,054)	(6,887)	(4,646)	(11,554)
Other Comprehensive Income, net of tax	8,039	10,975	7,472	18,533

Loss Attributable To Noncontrolling Interest	86	-	181	-

Comprehensive Income Attributable to National HealthCare Corporation	$18,694	$22,841	$30,855	$44,098

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2017	December 31, 2016
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$60,848	$26,335
Restricted cash and cash equivalents	3,582	3,125
Marketable securities	148,137	138,013
Restricted marketable securities	21,963	22,773
Accounts receivable, less allowance for doubtful accounts of $7,408 and $5,743, respectively	79,640	82,531
Inventories	7,198	7,508
Prepaid expenses and other assets	3,617	2,648
Notes receivable, current portion	1,299	3,259
Federal income tax receivable	2,447	4,665
Total current assets	328,731	290,857

Property and Equipment:
Property and equipment, at cost	949,753	933,140
Accumulated depreciation and amortization	(394,224)	(373,516)
Net property and equipment	555,529	559,624

Other Assets:
Restricted cash and cash equivalents	2,166	2,129
Restricted marketable securities	141,991	160,931
Deposits and other assets	5,639	5,244
Goodwill	17,600	17,600
Notes receivable, less current portion	12,245	13,820
Investments in limited liability companies	36,345	37,242
Total other assets	215,986	236,966
Total assets	$1,100,246	$1,087,447

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$14,738	$18,593
Capital lease obligations, current portion	3,587	3,481
Accrued payroll	53,311	65,912
Amounts due to third party payors	17,950	17,019
Accrued risk reserves, current portion	25,545	25,898
Other current liabilities	14,623	13,207
Dividends payable	7,294	6,818
Total current liabilities	137,048	150,928

Long–term debt	120,000	120,000
Capital lease obligations, less current portion	24,927	26,748
Accrued risk reserves, less current portion	68,996	65,264
Refundable entrance fees	9,167	9,924
Obligation to provide future services	3,236	3,236
Deferred income taxes	25,178	22,072
Other noncurrent liabilities	17,350	16,302
Deferred revenue	4,886	3,362
Total liabilities	410,788	417,836

Stockholders’ Equity:
Common stock, $.01 par value; 45,000,000 and 30,000,000 shares authorized, respectively; 15,195,030 and 15,162,938 shares, respectively, issued and outstanding	152	152
Capital in excess of par value	213,785	211,457
Retained earnings	401,192	391,934
Accumulated other comprehensive income	73,540	66,068
Total National HealthCare Corporation stockholders’ equity	688,669	669,611
Noncontrolling interest	789	-
Total stockholders' equity	689,458	669,611
Total liabilities and stockholders’ equity	$1,100,246	$1,087,447

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2017	2016
		(as adjusted)
Cash Flows From Operating Activities:
Net income	$23,202	$25,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,776	18,849
Provision for doubtful accounts receivable	3,795	3,795
Equity in earnings of unconsolidated investments	(3,380)	(3,120)
Distributions from unconsolidated investments	4,337	5,635
Gains on sale of restricted marketable securities	(238)	(540)
Deferred income taxes	(1,540)	(244)
Stock–based compensation	832	494
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(904)	3,072
Income tax receivable	2,218	2,288
Inventories	310	431
Prepaid expenses and other assets	(969)	(967)
Trade accounts payable	(3.855)	1,675
Accrued payroll	(12,601)	(15,333)
Amounts due to third party payors	931	1,756
Other current liabilities and accrued risk reserves	4,819	609
Other noncurrent liabilities	1,048	1,073
Deferred revenue	1,524	1,390
Net cash provided by operating activities	40,305	46,428
Cash Flows From Investing Activities:
Additions to property and equipment	(16,681)	(36,127)
Investments in unconsolidated companies	(176)	(904)
Investments in notes receivable	-	(2,144)
Collections of notes receivable	3,651	428
Purchase of restricted marketable securities	(22,775)	(23,852)
Sale of restricted marketable securities	44,756	25,697
Net cash provided by (used in) investing activities	8,775	(36,902)
Cash Flows From Financing Activities:
Tax expense from stock–based compensation	-	(1,134)
Principal payments under capital lease obligations	(1,715)	(1,614)
Dividends paid to common stockholders	(13,649)	(12,101)
Issuance of common shares	1,496	10,070
Equity attributable to noncontrolling interest	970	-
Entrance fee refunds	(757)	(34)
Change in deposits	(418)	216
Net cash used in financing activities	(14,073)	(4,597)
Net Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	35,007	4,929
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	31,589	49,314
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$66,596	$54,243

Balance Sheet Classifications:
Cash and cash equivalents	$60,848	$37,543
Restricted cash and cash equivalents	5,748	16,700
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$66,596	$54,243

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income	Interest	Equity
Balance at January 1, 2016	15,000,616	$150	$209,469	$368,013	$53,364	$–	$630,996
Net income	–	–	–	25,565	–	–	25,565
Other comprehensive income	–	–	–	–	18,533	–	18,533
Stock–based compensation	–	–	494	–	–	–	494
Tax expense from exercise of stock options	–	–	(1,134)	–	–	–	(1,134)
Shares sold – options exercised	278,623	3	10,067	–	–	–	10,070
Dividends declared to common stockholders ($0.85 per share)	–	–	–	(12,981)	–	–	(12,981)
Balance at June 30, 2016	15,279,239	$153	$218,896	$380,597	$71,897	$–	$671,543

Balance at January 1, 2017	15,162,938	$152	$211,457	$391,934	$66,068	$–	$669,611
Net income attributable to National HealthCare Corporation	–	–	–	23,383	–	–	23,383
Net loss attributable to noncontrolling interest	–	–	–	–	–	(181)	(181)
Equity contributed by noncontrolling interest	–	–	–	–	–	970	970
Other comprehensive income	–	–	–	–	7,472	–	7,472
Stock–based compensation	–	–	832	–	–	–	832
Shares sold – options exercised	32,092	–	1,496	–	–	–	1,496
Dividends declared to common stockholders ($0.93 per share)	–	–	–	(14,125)	–	–	(14,125)
Balance at June 30, 2017	15,195,030	$152	$213,785	$401,192	$73,540	$789	$689,458

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30, 2017, we operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,597 licensed beds, 25 assisted living facilities, five independent living facilities, and 36 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing facilities. We operate in 10 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with limited need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited December 31, 2016 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles. Our audited December 31, 2016 consolidated financial statements are available at our web site: www.nhccare.com.

Basis of Presentation

The unaudited interim condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of NHC. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include the accounts of all entities controlled by NHC. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income (loss) that is attributable to NHC and the noncontrolling interest in its consolidated statements of income and comprehensive income.

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

As described in the guidance for accounting changes under ASC Topic 250, the comparative consolidated statement of cash flows of prior periods are adjusted to apply the new accounting method retrospectively. The following table presents the effect on the interim condensed consolidated statement of cash flows for the six months ending June 30, 2016 for the accounting change that was retrospectively adopted on December 31, 2016:

Consolidated Statement of Cash Flows

(in thousands)

	Six Months Ended June 30, 2016
	As Previously Reported	Effect of Accounting Change	As Adjusted

Cash Flows from Operating Activities:
Restricted cash and cash equivalents	$(10,342)	$10,342	$–
Net cash provided by operating activities	36,086	10,342	46,428

Cash Flows from Investing Activities:
Change in restricted cash and cash equivalents	4,748	(4,748)	–
Net cash used in investing activities	(32,154)	(4,748)	(36,902)

Net (Decrease) Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(665)	5,594	4,929
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash, Equivalents, Beginning of Period	38,208	11,106	49,314
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash, Equivalents, End of Period	$37,543	$16,700	$54,243

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. On January 1, 2017, the Company adopted the provisions of ASU 2016-09. As a result of the adoption, the Company has recognized $123,000 and $244,000 of excess tax benefits related to share-based payments in our provision for income taxes for the three and six months ended June 30, 2017, respectively. These items were historically recorded in additional paid-in capital. In addition, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax related cash flows. The Company elected to apply the change in presentation of excess tax benefits in the statements of cash flows on a prospective basis.

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

As we progress with our implementation efforts to adopt the New Revenue Standard, management continues to evaluate and refine its estimates of the anticipated impacts it will have on our revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework.  Specifically, the Company is continuing to evaluate its population of revenue sources to determine the potential effects the New Revenue Standard will have on the amount or timing of certain industry-specific healthcare revenue sources, which, at this time, includes revenue recorded from our CCRC, settlements with third party payors, and our bundled and risk-sharing payments.

Revenue Recognition – Third Party Payors

Approximately 65% of our net patient revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review. We have recorded liabilities of approximately $17,950,000 and $17,019,000 as of June 30, 2017 and December 31, 2016, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $15,262,000 and $14,364,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Professional liability remains an area of particular concern to us. The long-term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents. As of June 30, 2017, we and/or our managed centers are defendants in 61 such claims inclusive of years 2005 through June 30, 2017. It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We are principally self-insured for incidents occurring in all centers owned or leased by us. The coverages include both primary policies and excess policies. In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fee

We have one continuing care retirement center (“CCRC”) within our operations. Residents at this retirement center may enter into continuing care contracts with us. The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets. The balances of refundable entrance fees as of June 30, 2017 and December 31, 2016 were $9,167,000 and $9,924,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. As of June 30, 2017, and December 31, 2016, we have recorded a future service obligation in the amount of $3,236,000.

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

Noncontrolling Interest

The noncontrolling interest in a subsidiary is presented within total equity in the Company's interim condensed consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income attributable to NHC in its interim condensed consolidated statements of income and comprehensive income and net income per share is calculated based on net income attributable to NHC’s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

Note 3 – Other Revenues

Other revenues are outlined in the table below. Revenues from management and accounting services include management and accounting fees provided to managed healthcare facilities. Revenues from rental income include health care real estate properties owned by us and leased to third party operators. Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly–owned limited purpose insurance subsidiaries have written for certain health care centers to which we provide management or accounting services. "Other" revenues include miscellaneous health care related earnings.

Other revenues include the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2017	2016	2017	2016
Rental Income	$5,515	$5,435	$11,001	$11,005
Management and accounting services fees	3,752	3,506	7,611	7,255
Insurance services	2,087	1,815	3,644	3,739
Other	256	525	638	764
	$11,610	$11,281	22,894	22,763

Management Fees from National

We manage five skilled nursing facilities owned by National. For the three months and six months ended June 30, 2017, we recognized management fees and interest on management fees of $989,000 and $1,925,000 from these centers, respectively. For the three months and six months ended June 30, 2016, we recognized management fees and interest on management fees of $926,000 and $1,895,000 from these centers.

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

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months and six months ended June 30, 2017 were $1,409,000 and $2,688,000. For the three months and six months ended June 30, 2016, the workers' compensation premium revenues reflected in the interim condensed consolidated statements of income were $1,150,000 and $2,383,000, respectively. Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months and six months ended June 30, 2017 were $678,000 and $956,000, respectively. For the three months and six months ended June 30, 2016, the professional liability insurance premium revenues reflected in the interim condensed consolidated statements of income were $665,000 and $1,356,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

Note 4 – Non–Operating Income

Non–operating income is outlined in the table below. Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on marketable securities, and interest income. Our most significant equity method investment is a 75.1% noncontrolling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2017	2016	2017	2016
Equity in earnings of unconsolidated investments	$1,854	$1,615	$3,380	$3,120
Dividends and other net realized gains and losses on sales of securities	1,899	1,901	3,623	3,762
Interest income	1,436	1,409	2,954	2,816
	$5,189	$4,925	$9,957	$9,698

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

The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. The Company has presented the financial information for the three months and six months ended June 30, 2016 on a comparative basis to conform with the current year segment presentation. During the three and six months ended June 30, 2017, the Company made changes to the way it discloses its business segment information. The primary effect of the change was to allocate certain expenses within the Inpatient Services and Homecare business segments to the All Other category to accurately reflect the allocation of certain corporate office expenses. For additional information on these reportable segments see Note 1 - “Description of Business”.

The Company’s CODM evaluates performance and allocates capital resources to each segment based on an operating model that is designed to improve the quality of patient care and profitability of the Company while enhancing long-term shareholder value. The CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following table sets forth the Company’s interim condensed consolidated statements of income by business segment (in thousands):

	Three Months Ended June 30, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$211,888	$15,959	$-	$227,847
Other revenues	225	-	11,385	11,610
Net operating revenues	212,113	15,959	11,385	239,457

Costs and Expenses:
Salaries, wages and benefits	124,287	8,615	9,782	142,684
Other operating	55,989	5,058	1,809	62,856
Rent	8,257	499	1,323	10,079
Depreciation and amortization	9,396	39	1,046	10,481
Interest	436	-	783	1,219
Total costs and expenses	198,365	14,211	14,743	227,319

Income (Loss) Before Non-Operating Income	13,748	1,748	(3,358)	12,138

Non-Operating Income	-	-	5,189	5,189

Income Before Income Taxes	$13,748	$1,748	$1,831	$17,327

	Three Months Ended June 30, 2016
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$200,617	$15,870	$-	$216,487
Other revenues	198	-	11,083	11,281
Net operating revenues	200,815	15,870	11,083	227,768

Costs and Expenses:
Salaries, wages and benefits	117,106	8,216	9,746	135,068
Other operating	50,472	5,092	1,742	57,306
Rent	8,449	481	1,389	10,319
Depreciation and amortization	8,359	46	1,090	9,495
Interest	487	-	452	939
Total costs and expenses	184,873	13,835	14,419	213,127

Income (Loss) Before Non-Operating Income	15,942	2,035	(3,336)	14,641

Non-Operating Income	-	-	4,925	4,925

Income Before Income Taxes	$15,942	$2,035	$1,589	$19,566

	Six Months Ended June 30, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$424,190	$31,616	$-	$455,806
Other revenues	451	-	22,443	22,894
Net operating revenues	424,641	31,616	22,443	478,700

Costs and Expenses:
Salaries, wages and benefits	242,535	16,442	21,762	280,739
Other operating	112,859	10,193	3,687	126,739
Rent	16,424	987	2,756	20,167
Depreciation and amortization	18,605	80	2,091	20,776
Interest	886	-	1,391	2,277
Total costs and expenses	391,309	27,702	31,687	450,698

Income (Loss) Before Non-Operating Income	33,332	3,914	(9,244)	28,002

Non-Operating Income	-	-	9,957	9,957

Income Before Income Taxes	$33,332	$3,914	$713	$37,959

	Six Months Ended June 30, 2016
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$402,700	$31,893	$-	$434,593
Other revenues	367	-	22,396	22,763
Net operating revenues	403,067	31,893	22,396	457,356

Costs and Expenses:
Salaries, wages and benefits	227,670	16,197	21,221	265,088
Other operating	104,351	10,386	3,878	118,615
Rent	16,809	968	2,869	20,646
Depreciation and amortization	16,573	92	2,184	18,849
Interest	985	-	908	1,893
Total costs and expenses	366,388	27,643	31,060	425,091

Income (Loss) Before Non-Operating Income	36,679	4,250	(8,664)	32,265

Non-Operating Income	-	-	9,698	9,698

Income Before Income Taxes	$36,679	$4,250	$1,034	$41,963

Note 6 – Long-Term Leases

Capital Leases

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(13,083)	(11,120)
	$25,949	$27,912

Operating Leases

At June 30, 2017, NHC leases from National Health Investors, Inc. (“NHI”) the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements. Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year. Total facility rent expense to NHI was $9,314,000 and $9,480,000 for the three months ended June 30, 2017 and 2016, respectively. Total facility rent expense to NHI was $18,628,000 and $18,960,000 for the six months ended June 30, 2017 and 2016, respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at June 30, 2017 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2018	$34,200	$5,200
2019	34,200	5,200
2020	34,200	5,200
2021	34,200	5,200
2022	34,200	5,200
Thereafter	159,650	8,667
Total minimum lease payments	$330,650	$34,667
Less: Amounts representing interest		(6,153)
Present value of minimum lease payments		28,514
Less: Current portion		(3,587)
Long-term capital lease obligations		$24,927

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Basic:
Weighted average common shares outstanding	15,189,818	15,266,559	15,181,700	15,091,732
Net income attributable to National HealthCare Corporation	$10,655	$11,866	$23,383	$25,565
Earnings per common share, basic	$0.70	$0.78	$1.54	$1.69

Diluted:
Weighted average common shares outstanding	15,189,818	15,266,559	15,181,700	15,091,732
Dilutive effect of stock options	30,630	22,545	34,636	23,406
Dilutive effect of contingent issuable stock	-	-	-	97,137
Weighted average common shares outstanding	15,220,448	15,289,104	15,216,336	15,212,275

Net income attributable to National HealthCare Corporation	$10,655	$11,866	$23,383	$25,565
Earnings per common share, diluted	$0.70	$0.78	$1.54	$1.68

In the above table, options to purchase 1,124,689 and 12,120 shares of our common stock have been excluded for the three and six months ended June 30, 2017 and 2016, respectively, due to their anti–dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following:

	June 30, 2017		December 31, 2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$148,137	$30,176	$138,013
Restricted investments available for sale:
Corporate debt securities	67,997	68,496	71,311	71,100
Commercial mortgage–backed securities	51,188	50,905	56,889	56,168
U.S. Treasury securities	20,899	20,533	25,748	25,181
State and municipal securities	24,141	24,020	32,020	31,255
	$194,401	$312,091	$216,144	$321,717

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2017			December 31, 2016
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$129,147	1,630,642	$24,734	$120,945

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	June 30, 2017		December 31, 2016
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$14,628	$14,628	$14,181	$14,216
1 to 5 years	66,519	66,747	79,827	79,502
6 to 10 years	81,923	81,424	91,211	89,269
Over 10 years	1,155	1,155	749	717
	$164,225	$163,954	$185,968	$183,704

Gross unrealized gains related to available for sale securities are $119,086,000 and $108,730,000 as of June 30, 2017 and December 31, 2016, respectively. Gross unrealized losses related to available for sale securities are $1,396,000 and $3,157,000 as of June 30, 2017 and December 31, 2016, respectively. For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the six months ended June 30, 2017 or for the year ended December 31, 2016.

Proceeds from the sale of securities during the six months ended June 30, 2017 and 2016 were $44,756,000 and $25,697,000, respectively. Investment gains of $238,000 and $540,000 were realized on these sales during the six months ended June 30, 2017 and 2016, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of June 30, 2017. We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2017.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources. At June 30, 2017, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at June 30, 2017 and December 31, 2016 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2017	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$60,848	$60,848	$–	$–
Restricted cash and cash equivalents	5,748	5,748	–	–
Marketable equity securities	148,137	148,137	–	–
Corporate debt securities	68,496	47,900	20,596	–
Mortgage–backed securities	50,905	–	50,905	–
U.S. Treasury securities	20,533	20,533	–	–
State and municipal securities	24,020	–	24,020	–
Total financial assets	$378,687	$283,166	$95,521	$–

	Fair Value Measurements Using
December 31, 2016	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$26,335	$26,335	$–	$–
Restricted cash and cash equivalents	5,254	5,254	–	–
Marketable equity securities	138,013	138,013	–	–
Corporate debt securities	71,100	42,323	28,777	–
Mortgage-backed securities	56,168	–	56,168	–
U.S. Treasury securities	25,181	25,181	–	–
State and municipal securities	31,255	–	31,255	–
Total financial assets	$353,306	$237,106	$116,200	$–

Note 10 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	June 30, 2017	December 31, 2016
	Variable		(dollars in thousands)
Revolving Credit Facility, interest payable monthly	2.6%	2020	$110,000	$110,000

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	3.6%	2018	10,000	10,000
			120,000	120,000
Less current portion			–	–
			$120,000	$120,000

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

In May 2015, our stockholders voted to amend the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) to increase the number of shares of our common stock authorized under the Plan from the original 1,200,000 shares to 2,575,000 shares. The shares granted during the six months ended June 30, 2017 consisted of 1,062,500 shares to employees of the Company, 52,500 shares to the Directors of the Company, and 9,689 shares for the Employee Stock Purchase Plan.  At June 30, 2017, 568,744 shares were available for future grants under the amended 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest. Stock–based compensation totaled $740,000 and $208,000 for the three months ended June 30, 2017 and 2016, respectively. Stock–based compensation totaled $832,000 and $494,000 for the six months ended June 30, 2017 and 2016, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

At June 30, 2017, the Company had $7,951,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate five year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2017 and for the year ended December 31, 2016.

	2017	2016
Risk–free interest rate	2.08%	0.89%
Expected volatility	16.6%	15.8%
Expected life, in years	4.8	2.2
Expected dividend yield	3.10%	3.09%

The following table summarizes our outstanding stock options for the six months ended June 30, 2017 and for the year ended December 31, 2016.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	621,390	$48.15	$–
Options granted	56,291	62.54	–
Options exercised	(499,066)	47.16	–
Options cancelled	(656)	46.69	–
Options outstanding at December 31, 2016	177,959	55.48	–
Options granted	1,124,689	72.96	–
Options exercised	(31,992)	46.54	–
Options cancelled	–	–	–
Options outstanding at June 30, 2017	1,270,656	$71.18	$1,854,000

Options exercisable at June 30, 2017	198,467	$61.54	$1,854,000

Options Outstanding June 30, 2017	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
60,000	$47.45	-	$52.93	$50.88	1.5
1,210,656	$61.25	-	$75.45	72.18	4.5
1,270,656				$71.18	4.4

Note 13 – Income Taxes

The income tax provision for the three months ended June 30, 2017 is $6,758,000 (an effective income tax rate of 39.0%). The income tax provision and effective tax rate for the three months ended June 30, 2017 were unfavorably impacted by adjustments to unrecognized tax benefits of $146,200 and nondeductible expenses of $84,000, but was favorably impacted by a tax benefit of $123,000 relating to the exercise of stock options, resulting in a net increase in the provision. The income tax provision for the three months ended June 30, 2016 was $7,700,000 (an effective income tax rate of 39.4%). The income tax provision and effective tax rate for the three months ended June 30, 2016 were unfavorably impacted by adjustments to unrecognized tax benefits of $190,000 and permanent differences including nondeductible expenses of $143,000 resulting in an increase in the provision.

The income tax provision for the six months ended June 30, 2017 is $14,757,000 (an effective income tax rate of 38.9%). The income tax provision and effective tax rate for the six months ended June 30, 2017 were unfavorably impacted by adjustments to unrecognized tax benefits of $321,000 and nondeductible expenses of $133,400 but was favorably impacted by a tax benefit of $244,000 relating to the exercise of stock options, resulting in a net increase in the provision. The income tax provision for the six months ended June 30, 2016 is $16,398,000 (an effective income tax rate of 39.1%). The income tax provision and effective tax rate for the six months ended June 30, 2016 were unfavorably impacted by adjustments to unrecognized tax benefits of $365,000 and permanent differences including nondeductible expenses of $229,000 resulting in an increase in the provision.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2013 (with certain state exceptions).

Note 14 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $94,541,000 and $91,162,000 at June 30, 2017 and December 31, 2016, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents. As of June 30, 2017, we and/or our managed centers are currently defendants in 61 such claims.

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

On June 16, 2016, the State of Tennessee and the State of Virginia declined to intervene in the qui tam lawsuit.  On June 20, 2016, the Court ordered that the complaint be unsealed.  On October 11, 2016, the United States filed a Complaint in Intervention against Caris Healthcare, L.P. and Caris Healthcare, LLC, a wholly owned subsidiary of Caris Healthcare, L.P. The United States' complaint alleges that Caris billed the government for ineligible hospice patients between June 2013 and December 2013 and retained overpayments regarding ineligible hospice patients from April 2010 through June 2013. It seeks treble damages and civil penalties under the Federal False Claims Act and asserts claims for payment under mistake of fact, unjust enrichment, and conversion. The relator has filed a notice of voluntary dismissal without prejudice of the non–intervened claims asserted in her qui tam complaint. On May 30, 2017, the district court denied Caris’ motion to dismiss, and the parties are engaged in discovery. This matter is set for trial in March 2019.

Caris denies the allegations in the United States' complaint and intends to defend itself vigorously. Given the early stage of this action, we are unable to assess the probable outcome or potential liability, if any, arising from this action.  It is possible that this claim could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Financing Commitments

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At June 30, 2017, National did not have an outstanding balance on the line of credit.

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

Note 15 – Common Stock Authorized

On May 9, 2017, our Board of Directors and shareholders approved to increase our authorized common stock by 15,000,000 shares, from 30,000,000 shares to 45,000,000 shares, par value $0.01. The additional shares of common stock available for issue are part of the existing class of common stock. These shares have the same rights and privileges as the shares of common stock previously outstanding.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. We operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,597 licensed beds, 25 assisted living facilities, five independent living facilities, and 36 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing facilities. We operate in 10 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the six months ending June 30, 2017 was 90.4% compared to 89.6% for the same period a year ago. With the average length of stay decreasing for a skilled nursing patient, as well as the increased availability of assisted living facilities and home and community based services, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances in positioning ourselves to be an active participant in the health delivery systems as they develop.

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	Bed Addition	44 beds	Charleston, SC	May, 2016
SNF/ALF	New Facility	90 beds / 80 units	Nashville, TN	June, 2016
SNF	Bed Addition	8 beds	Kingsport, TN	September, 2016
SNF	New Facility	112 beds	Columbia, TN	January, 2017
ALF	New Facility	78 units	Bluffton, SC	March, 2017
ALF	New Facility	80 units	Garden City, SC	June, 2017
Memory Care	Bed Addition	23 units	Murfreesboro, TN	July, 2017
SNF	Bed Addition	30 beds	Springfield, MO	Under construction

For the project under construction at June 30, 2017, the 30-bed addition in Springfield, Missouri is expected to open in the fourth quarter of 2017.

During 2017, we plan to apply for Certificates of Need for additional beds in certain of our markets. We also will evaluate the feasibility of expansion into new markets by building private pay health care centers or assisted living communities.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $94,541,000 at June 30, 2017 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There were no significant changes during the six-month period ended June 30, 2017 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2016 Annual Report on Form 10–K filed with the SEC.

Government Program Financial Changes

Federal Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("PPACA" or, commonly, “ACA”) and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which represents significant changes to the current U.S. health care system (collectively the "Acts"). The primary goals of the Acts are to: (1) expand coverage to Americans without health insurance, (2) reform the delivery system to improve quality and drive efficiency, (3) and to lower the overall costs of providing health care. The timeline of the enacted provisions spans over several years – some of the provisions were effective immediately in 2010 and others may be phased in through 2020.

Since a significant goal of the ACA is to transform the delivery of health care by holding providers accountable for the cost and quality of care provided, Medicare and many commercial third-party payors are implementing Accountable Care Organization ("ACO") models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals. Other reimbursement methodology reforms in which we are participating or expect to participate in include value–based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. Also, CMS is implementing demonstration programs to bundle acute care and post–acute care reimbursement to hold providers accountable for costs across a broader continuum of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. In 2015, CMS announced its goal by 2018 to have 50% of Medicare payments through alternative payment models such as ACOs or bundled payments. CMS also intends to tie 85% of fee-for-service Medicare reimbursements to quality or value by the end of 2017. Providers who respond successfully to these trends and are able to deliver quality care at lower costs are likely to benefit financially.

If the ACA is repealed, replaced, or modified, we cannot predict what the replacement plan or modifications would be or whether any of the existing provisions will remain in place. The potential repeal, replace or modification of the ACA on our business is subject to numerous variables and the potential impact on the Company’s financial condition or results of operations is currently unknown.

Medicare – Skilled Nursing Facilities

In July 2017, CMS released its final rule outlining the fiscal year 2018 Medicare payments and policy changes for skilled nursing facilities. The 2018 final rule provided for an approximate 1.0% rate update, which will begin October 1, 2017. CMS estimated a 2.7% market basket increase reduced by 0.4% for a multifactor productivity adjustment required by the ACA; however, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) mandated that all post-acute care providers receive a maximum market basket update of 1% in fiscal year 2018 to offset part of the cost of the legislation. CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2018 by $370 million compared to fiscal year 2017 levels. CMS also revised and rebased the market basket index by updating the base year from fiscal year 2010 to fiscal year 2014.

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

For the first six months of 2017, our average Medicare per diem rate for skilled nursing facilities increased 3.3% compared to the same period in 2016.

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

Effective July 1, 2016, the state of Missouri approved a Medicaid rate increase of $2.83 per patient day to Missouri skilled nursing providers. The resulting increase in revenue was approximately $800,000 annually, or $200,000 per quarter. Effective August 1, 2017, the state of Missouri approved a Medicaid rate decrease of $5.37 per patient day, or an approximate 3.5% decrease, to Missouri skilled nursing providers. We estimate the resulting decrease in revenue will be approximately $1,400,000 annually, or $350,000 per quarter.

For the first six months of 2017, our average Medicaid per diem increased 1.6% compared to the same period in 2016. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments. There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

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

The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. The Company has presented the financial information for the three months and six months ended June 30, 2016 on a comparative basis to conform with the current year segment presentation. During the three and six months ended June 30, 2017, the Company made changes to the way it discloses its business segment information. The primary effect of the change was to allocate certain expenses within the Inpatient Services and Homecare business segments to the All Other category to accurately reflect the allocation of certain corporate office expenses. For additional information on these reportable segments see Note 1 - “Description of Business”.

The Company’s CODM evaluates performance and allocates capital resources to each segment based on an operating model that is designed to enhance the quality of patient care and profitability of the Company while enhancing long-term shareholder value. Our CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following tables set forth the Company’s condensed consolidated statements of income by business segment (in thousands):

	Three Months Ended June 30, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$211,888	$15,959	$-	$227,847
Other revenues	225	-	11,385	11,610
Net operating revenues	212,113	15,959	11,385	239,457

Costs and Expenses:
Salaries, wages and benefits	124,287	8,615	9,782	142,684
Other operating	55,989	5,058	1,809	62,856
Rent	8,257	499	1,323	10,079
Depreciation and amortization	9,396	39	1,046	10,481
Interest	436	-	783	1,219
Total costs and expenses	198,365	14,211	14,743	227,319

Income (Loss) Before Non-Operating Income	13,748	1,748	(3,358)	12,138

Non-Operating Income	-	-	5,189	5,189

Income Before Income Taxes	$13,748	$1,748	$1,831	$17,327

	Three Months Ended June 30, 2016
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$200,617	$15,870	$-	$216,487
Other revenues	198	-	11,083	11,281
Net operating revenues	200,815	15,870	11,083	227,768

Costs and Expenses:
Salaries, wages and benefits	117,106	8,216	9,746	135,068
Other operating	50,472	5,092	1,742	57,306
Rent	8,449	481	1,389	10,319
Depreciation and amortization	8,359	46	1,090	9,495
Interest	487	-	452	939
Total costs and expenses	184,873	13,835	14,419	213,127

Income (Loss) Before Non-Operating Income	15,942	2,035	(3,336)	14,641

Non-Operating Income	-	-	4,925	4,925

Income Before Income Taxes	$15,942	$2,035	$1,589	$19,566

	Six Months Ended June 30, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$424,190	$31,616	$-	$455,806
Other revenues	451	-	22,443	22,894
Net operating revenues	424,641	31,616	22,443	478,700

Costs and Expenses:
Salaries, wages and benefits	242,535	16,442	21,762	280,739
Other operating	112,859	10,193	3,687	126,739
Rent	16,424	987	2,756	20,167
Depreciation and amortization	18,605	80	2,091	20,776
Interest	886	-	1,391	2,277
Total costs and expenses	391,309	27,702	31,687	450,698

Income (Loss) Before Non-Operating Income	33,332	3,914	(9,244)	28,002

Non-Operating Income	-	-	9,957	9,957

Income Before Income Taxes	$33,332	$3,914	$713	$37,959

	Six Months Ended June 30, 2016
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$402,700	$31,893	$-	$434,593
Other revenues	367	-	22,396	22,763
Net operating revenues	403,067	31,893	22,396	457,356

Costs and Expenses:
Salaries, wages and benefits	227,670	16,197	21,221	265,088
Other operating	104,351	10,386	3,878	118,615
Rent	16,809	968	2,869	20,646
Depreciation and amortization	16,573	92	2,184	18,849
Interest	985	-	908	1,893
Total costs and expenses	366,388	27,643	31,060	425,091

Income (Loss) Before Non-Operating Income	36,679	4,250	(8,664)	32,265

Non-Operating Income	-	-	9,698	9,698

Income Before Income Taxes	$36,679	$4,250	$1,034	$41,963

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Results for the quarter ended June 30, 2017 include a 5.1% increase in net operating revenues and a 10.2% decrease in net income attributable to NHC compared to the same period in 2016. There have been five newly constructed healthcare facilities placed in service during the last twelve months (two skilled nursing facilities and three assisted living facilities). The operating losses before income taxes for these entities were approximately $1,966,000 and $560,000 for the three months ended June 30, 2017 and 2016, respectively. Therefore, excluding the operating losses from these five newly constructed facilities, net income attributable to NHC would have been $11,467,000 and $12,208,000 for the three months ended June 30, 2017 and 2016, respectively.

The total census at owned and leased skilled nursing facilities for the quarter averaged 90.3% compared to an average of 89.3% for the same quarter a year ago. Medicare per diem rates increased 2.7% and Managed Care per diem rates increased 2.0% compared to the quarter a year ago. Medicaid and private pay per diem rates increased 1.4% and 3.6%, respectively, compared to the quarter a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 3.0% compared to the quarter a year ago.

Net patient revenues increased $11,360,000, or 5.2%, compared to the same period last year. The newly constructed healthcare facilities placed in service during 2016 and 2017 helped increase net patient revenues $4,884,000 compared to the same period a year ago. The remaining increase in our net patient revenues is primarily due to the census increase and per diem increases in our existing skilled nursing facility operations.

Other revenues increased $329,000, or 2.9%, compared to the same quarter last year, as further detailed in Note 3 to our interim condensed consolidated financial statements. During the first quarter of 2017, we began management contract services for a third-party owner of two skilled nursing facilities in the middle Tennessee area. These two contracts helped increase management fee revenues for the three months ended June 30, 2017 compared to the quarter a year ago.

Total costs and expenses for the second quarter of 2017 compared to the second quarter of 2016 increased $14,192,000 or 6.7%, to $227,319,000 from $213,127,000. Salaries, wages and benefits, the largest operating costs of our company, increased $7,616,000, or 5.6%, to $142,684,000 from $135,068,000. Other operating expenses increased $5,550,000, or 9.7%, to $62,856,000 for the 2017 period compared to $57,306,000 for the 2016 period. Facility rent expense decreased $240,000 to $10,079,000. Depreciation and amortization increased $986,000 to $10,481,000. Interest expense increased $280,000 to $1,219,000.

Salaries, wages and benefits as a percentage of net operating revenue was 59.6% compared to 59.3% for the three months ended June 30, 2017 and 2016, respectively. The newly constructed healthcare facilities placed in service during 2016 and 2017 increased salaries, wages and benefits by $2,596,000 compared to the same period a year ago. The majority of the remaining increase in salaries, wages and benefits is due to the increase in our existing skilled nursing facilities and the continued wage pressure in certain markets in which we operate ($4,834,000).

Other operating expenses as a percentage of net operating revenue was 26.2% compared to 25.2% for the three months ended June 30, 2017 and 2016, respectively. The increase in other operating expenses for the current quarter was primarily due to the operations of the newly constructed healthcare facilities compared to the quarter a year ago ($2,862,000). We also had unfavorable results within our self-insurance accrued risk reserve programs compared to the quarter a year ago ($993,000).

The increase in depreciation expense is due to the newly constructed healthcare facilities compared to the quarter a year ago. The increase in interest expense is due to the increased interest rate on the line of credit borrowings compared to the same period a year ago. At June 30, 2017, we have $110 million outstanding on our credit facility.

The noncontrolling interest in a subsidiary is the joint venture operations of a skilled nursing facility in Columbia, Tennessee. This facility opened and began operating in January 2017 in which NHC owns 80% of the operating entity and Maury Regional Medical Center owns 20% of the entity.

The income tax provision for the three months ended June 30, 2017 is $6,758,000 (an effective income tax rate of 39.0%). The income tax provision and effective tax rate for the three months ended June 30, 2017 were unfavorably impacted by adjustments to unrecognized tax benefits of $146,200 and nondeductible expenses of $84,000, but was favorably impacted by a tax benefit of $123,000 relating to the exercise of stock options, resulting in a net increase in the provision.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Results for the six months ended June 30, 2017 include a 4.7% increase in net operating revenues and an 8.5% decrease in net income attributable to NHC compared to the same period in 2016. There have been five newly constructed healthcare facilities placed in service during the last twelve months (two skilled nursing facilities and three assisted living facilities). The operating losses before income taxes for these entities were approximately $3,759,000 and $304,000 for the six months ended June 30, 2017 and 2016, respectively. Therefore, excluding the operating losses from these five newly constructed facilities, net income attributable to NHC would have been $25,356,000, and $25,750,000 for the six months ended June 30, 2017 and 2016, respectively.

The total census at owned and leased skilled nursing facilities for the six months averaged 90.4% compared to an average of 89.6% for the same period a year ago. Medicare per diem rates increased 3.3% and Managed Care per diem rates increased 2.0% compared to the six months a year ago. Medicaid and private pay per diem rates increased 1.6% and 3.8%, respectively, compared to the six months a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 3.2% compared to the same period a year ago.

Net patient revenues increased $21,213,000, or 4.9%, compared to the same period last year. The newly constructed healthcare facilities placed in service during 2016 and 2017 helped increase net patient revenues $8,820,000 compared to the same period a year ago. The remaining increase in our net patient revenues is primarily due to the census increase and per diem increases in our existing skilled nursing facility operations.

Other revenues increased $131,000, or 0.6%, compared to the six months last year, as further detailed in Note 3 to our interim condensed consolidated financial statements.

Total costs and expenses for the 2017 six-month period compared to the same period in 2016 increased $25,607,000 or 6.0%, to $450,698,000 from $425,091,000. Salaries, wages and benefits, the largest operating costs of our company, increased $15,651,000, or 5.9%, to $280,739,000 from $265,088,000. Other operating expenses increased $8,124,000, or 6.8%, to $126,739,000 for the 2017 period compared to $118,615,000 for the 2016 period. Facility rent expense decreased $479,000 to $20,167,000. Depreciation and amortization increased $1,927,000 to $20,776,000. Interest expense increased $384,000 to $2,277,000.

Salaries, wages and benefits as a percentage of net operating revenue was 58.6% compared to 58.0% for the six months ended June 30, 2017 and 2016, respectively. The newly constructed healthcare facilities placed in service during 2016 and 2017 increased salaries, wages and benefits by $5,050,000 compared to the same period a year ago. The majority of the remaining increase in salaries, wages and benefits is due to the increase in our existing skilled nursing facilities and the continued wage pressure in certain markets in which we operate ($10,064,000).

Other operating expenses as a percentage of net operating revenue was 26.5% compared to 25.9% for the six months ended June 30, 2017 and 2016, respectively. The increase in other operating expenses for the current six-month period was primarily due to the operations of the newly constructed healthcare facilities compared to the same period a year ago ($5,579,000). We also had unfavorable results within our self-insurance accrued risk reserve programs compared to the same six-month period a year ago ($1,030,000).

The increase in depreciation expense is due to the newly constructed healthcare facilities compared to the six months a year ago. The increase in interest expense is due to the increased interest rate on the line of credit borrowings compared to the same period a year ago. At June 30, 2017, we have $110 million outstanding on our credit facility.

The noncontrolling interest in a subsidiary is the joint venture operations of a skilled nursing facility in Columbia, Tennessee. This facility opened and began operating in January 2017 in which NHC owns 80% of the operating entity and Maury Regional Medical Center owns 20% of the entity.

The income tax provision for the six months ended June 30, 2017 is $14,757,000 (an effective income tax rate of 38.9%). The income tax provision and effective tax rate for the six months ended June 30, 2017 were unfavorably impacted by adjustments to unrecognized tax benefits of $321,000 and nondeductible expenses of $133,000, but was favorably impacted by a tax benefit of $244,000 relating to the exercise of stock options, resulting in a net increase in the provision.

Liquidity, Capital Resources, and Financial Condition

Our primary sources of cash include revenues from the operations of our healthcare and senior living facilities, management and accounting services, rental income, and investment income. Our primary uses of cash include salaries, wages and other operating costs of our healthcare and senior living facilities, the cost of additions to and acquisitions of real property, facility rent expenses, and dividend distributions. These sources and uses of cash are reflected in our interim condensed consolidated statements of cash flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended June 30		Six Month Change
	2017	2016	$	%
Cash, cash equivalents, restricted cash and restricted cash equivalents, at beginning of period	$31,589	$49,314	$(17,725)	(35.9)%

Cash provided by operating activities	40,305	46,428	(6,123)	(13.2)%

Cash provided by (used in) investing activities	8,775	(36,902)	45,677	123.8%

Cash used in financing activities	(14,073)	(4,597)	(9,476)	(206.1)%

Cash, cash equivalents, restricted cash and restricted cash equivalents, at end of period	$66,596	$54,243	$12,353	22.8%

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 was $40,305,000, as compared to $46,428,000 in the same period last year. Cash provided by operating activities consisted of net income of $23,202,000, adjustments for non–cash items of $23,863,000, and cash distributions in excess of earnings from equity method investments of $957,000. There was cash used for working capital needs in the amount of $7,479,000 for the six months ended June 30, 2017 compared to $4,006,000 for the same period a year ago. The newly constructed healthcare facilities placed in service during 2016 and 2017 were the primary cause of the increased cash used for working capital.

Investing Activities

Cash provided by investing activities totaled $8,775,000 for the six months ended June 30, 2017 compared to cash used in investing activities of $36,902,000 for the six months ended June 30, 2016. Cash used for property and equipment additions was $16,681,000 and $36,127,000 for the six months ended June 30, 2017 and 2016, respectively. The Company made investments in unconsolidated partnerships in the amount of $176,000 and $904,000 for the six months ended June 30, 2017 and 2016, respectively. The Company collected notes receivable of $3,651,000 and $428,000 for the six months ended June 30, 2017 and 2016, respectively. Sales of restricted marketable securities, net of purchases, resulted in cash of $21,981,000 and $1,845,000 for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, $30 million of the proceeds from the sales of restricted marketable securities were transferred out of our insurance companies to our unrestricted cash position.

In 2017, construction and development costs included in additions to property and equipment include $1,860,000 for the final construction and furnishings of the 112-bed skilled nursing facility in Columbia, Tennessee; $2,762,000 for the construction and furnishings of the two assisted living facilities in Bluffton, South Carolina and Garden City, South Carolina; and $2,739,000 for the construction of the 23-unit memory care addition located in Murfreesboro, Tennessee.

Financing Activities

Net cash used in financing activities totaled $14,073,000 and $4,597,000 for the six months ending June 30, 2017 and 2016, respectively. Cash used for dividend payments to common stockholders totaled $13,649,000 in the current year period compared to $12,101,000 for the same period a year ago. In the current period, $1,496,000 was provided by the issuance of common stock compared to $10,070,000 in the prior year period.

Table of Contractual Obligations

Our contractual obligations as of June 30, 2017 are as follows (in thousands):

	Total	1 year	2–3 Years	4–5 Years		After 5 Years
Long–term debt – principal	$120,000	$10,000	$110,000	$	−	$	−
Long–term debt – interest	9,580	3,051	5,740		789		−
Operating leases	330,650	34,200	68,400		68,400		159,650
Construction obligations	5,143	5,143	−		−		−
Capital lease obligations	34,667	5,200	10,400		10,400		8,667
Total contractual cash obligations	$500,040	$57,594	$194,540		$79,589		$168,317

We started paying quarterly dividends on our common shares outstanding in 2004. We anticipate the continuation of the dividend payment as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $60,848,000, marketable securities of $148,137,000 and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $60,848,000, marketable securities of $148,137,000, and our borrowing capacity on the credit facility. At June 30, 2017, the outstanding balance on the credit facility is $110,000,000; therefore, leaving $65,000,000 available for future borrowings. The maturity date on the credit facility is October 7, 2020. The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

On June 16, 2016, the State of Tennessee and the State of Virginia declined to intervene in the qui tam lawsuit.  On June 20, 2016, the Court ordered that the complaint be unsealed.  On October 11, 2016, the United States filed a Complaint in Intervention against Caris Healthcare, L.P. and Caris Healthcare, LLC, a wholly owned subsidiary of Caris Healthcare, L.P. The United States' complaint alleges that Caris billed the government for ineligible hospice patients between June 2013 and December 2013 and retained overpayments regarding ineligible hospice patients from April 2010 through June 2013. It seeks treble damages and civil penalties under the Federal False Claims Act and asserts claims for payment under mistake of fact, unjust enrichment, and conversion. The relator has filed a notice of voluntary dismissal without prejudice of the non–intervened claims asserted in her qui tam complaint. On May 30, 2017, the district court denied Caris’ motion to dismiss, and the parties are engaged in discovery. This matter is set for trial in March 2019.

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

Forward–looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward–looking statements as a result of, but not limited to, the following factors:

●	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

●	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

●	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

●	liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 14: Contingencies and Commitments);

●	the ability of third parties for whom we have guaranteed debt, if any, to refinance certain short term debt obligations;

●	the ability to attract and retain qualified personnel;

●	the availability and terms of capital to fund acquisitions and capital improvements;

●	the ability to refinance existing debt on favorable terms;

●	the competitive environment in which we operate;

●	the ability to maintain and increase census levels; and

●	demographic changes.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At June 30, 2017, we have available for sale debt securities in the amount of $163,954,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of June 30, 2017, the Company has $120 million of long–term debt that bears interest at variable interest rates. Based on our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $1,200,000.

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

Equity Price and Concentration Risk

Our available for sale marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At June 30, 2017, the fair value of our marketable equity securities is approximately $148,137,000. Of the $148.1 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $129.1 million, or 87.2%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $14.8 million. At June 30, 2017, our equity securities had unrealized gains of $118.0 million. Of the $118.0 million of unrealized gains, $104.4 million is related to our investment in NHI.

Item 4. Controls and Procedures.

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 14 of this Form 10–Q.

Item 1A. Risk Factors.

During the six months ended June 30, 2017, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a)       List of exhibits

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A, dated October 31, 2007)

3.3	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007.

3.4	Restated Bylaws as amended February 14, 2013	Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.

3.5	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Filed Herewith

4.1	Form of Common Stock	Filed Herewith

4.2	Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 3, 2017	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: August 3, 2017	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)