Form 10-Q
period 2017-09-30
NATIONAL HEALTHCARE CORP
filed 2017-11-09
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Yes  [x]      No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated file," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b–2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [x]

Non–accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b–2 of the Exchang
Act). Yes [ ] No [x]

15,196,855 shares of common stock of the registrant were outstanding as of November 7, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Income

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues:
Net patient revenues	$230,048	$218,647	$685,854	$653,240
Other revenues	11,937	12,634	34,831	35,397
Net operating revenues	241,985	231,281	720,685	688,637

Cost and Expenses:
Salaries, wages and benefits	145,900	140,403	426,639	405,491
Other operating	64,039	58,956	190,778	177,571
Facility rent	10,106	10,314	30,273	30,960
Depreciation and amortization	10,833	9,998	31,609	28,847
Interest	1,322	1,020	3,599	2,913
Total costs and expenses	232,200	220,691	682,898	645,782

Income Before Non–Operating Income	9,785	10,590	37,787	42,855
Non–Operating Income	6,090	5,091	16,047	14,789

Income Before Income Taxes	15,875	15,681	53,834	57,644
Income Tax Provision	(4,691)	(4,571)	(19,448)	(20,969)
Net Income	11,184	11,110	34,386	36,675

Loss Attributable To Noncontrolling Interest	168	-	349	-

Net Income Attributable to National HealthCare Corporation	$11,352	$11,110	$34,735	$36,675

Earnings Per Share Attributable to National HealthCare Corporation Stockholders:
Basic	$0.75	$0.73	$2.29	$2.42
Diluted	$0.75	$0.73	$2.28	$2.41

Weighted Average Common Shares Outstanding:
Basic	15,195,394	15,198,696	15,186,315	15,128,728
Diluted	15,220,567	15,222,648	15,217,797	15,216,838

Dividends Declared Per Common Share	$0.48	$0.45	$1.41	$1.30

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Net Income	$11,184	$11,110	$34,386	$36,675

Other Comprehensive Income (Loss):
Unrealized gains (loss) on investments in marketable securities	(3,976)	5,458	8,380	36,085
Reclassification adjustment for realized gains on sale of securities	(17)	(264)	(255)	(804)
Income tax (expense) benefit related to items of other comprehensive income	1,572	(2,028)	(3,074)	(13,582)
Other Comprehensive Income (Loss), net of tax	(2,421)	3,166	5,051	21,699

Loss Attributable to Noncontrolling Interest	168	-	349	-

Comprehensive Income Attributable to National HealthCare Corporation	$8,931	$14,276	$39,786	$58,374

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2017	December 31, 2016
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$69,790	$26,335
Restricted cash and cash equivalents	9,783	3,125
Marketable securities	143,763	138,013
Restricted marketable securities	15,627	22,773
Accounts receivable, less allowance for doubtful accounts of $7,999 and $5,743, respectively	80,258	82,531
Inventories	7,113	7,508
Prepaid expenses and other assets	2,582	2,648
Notes receivable, current portion	1,267	3,259
Federal income tax receivable	5,913	4,665
Total current assets	336,096	290,857

Property and Equipment:
Property and equipment, at cost	954,739	933,140
Accumulated depreciation and amortization	(402,396)	(373,516)
Net property and equipment	552,343	559,624

Other Assets:
Restricted cash and cash equivalents	2,167	2,129
Restricted marketable securities	148,983	160,931
Deposits and other assets	6,228	5,244
Goodwill	17,600	17,600
Notes receivable, less current portion	11,989	13,820
Investments in limited liability companies	35,431	37,242
Total other assets	222,398	236,966
Total assets	$1,110,837	$1,087,447

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$14,736	$18,593
Capital lease obligations, current portion	3,641	3,481
Accrued payroll	55,586	65,912
Amounts due to third party payors	20,649	17,019
Accrued risk reserves, current portion	25,410	25,898
Other current liabilities	20,293	13,207
Dividends payable	7,294	6,818
Total current liabilities	147,609	150,928

Long–term debt	120,000	120,000
Capital lease obligations, less current portion	23,997	26,748
Accrued risk reserves, less current portion	70,103	65,264
Refundable entrance fees	8,827	9,924
Obligation to provide future services	3,236	3,236
Deferred income taxes	26,027	22,072
Other noncurrent liabilities	15,542	16,302
Deferred revenue	4,007	3,362
Total liabilities	419,348	417,836

Stockholders’ Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,196,855 and 15,162,938 shares, respectively, issued and outstanding	152	152
Capital in excess of par value	214,347	211,457
Retained earnings	405,250	391,934
Accumulated other comprehensive income	71,119	66,068
Total National HealthCare Corporation stockholders’ equity	690,868	669,611
Noncontrolling interest	621	-
Total stockholders' equity	691,489	669,611
Total liabilities and stockholders’ equity	$1,110,837	$1,087,447

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30
	2017	2016
		(as adjusted)
Cash Flows From Operating Activities:
Net income	$34,386	$36,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,609	28,847
Provision for doubtful accounts receivable	5,612	5,774
Equity in earnings of unconsolidated investments	(5,908)	(4,926)
Distributions from unconsolidated investments	7,748	7,163
Gains on sale of restricted marketable securities	(255)	(804)
Deferred income taxes	881	909
Stock–based compensation	1,263	502
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(3,339)	1,667
Income tax receivable	(1,248)	(1,003)
Inventories	395	122
Prepaid expenses and other assets	(942)	(704)
Trade accounts payable	(3,857)	(2,769)
Accrued payroll	(10,326)	(14,759)
Amounts due to third party payors	3,630	2,353
Accrued risk reserves	4,375	(899)
Other current liabilities	7,086	5,880
Other noncurrent liabilities	(760)	(84)
Deferred revenue	645	837
Net cash provided by operating activities	70,995	64,781
Cash Flows From Investing Activities:
Additions to property and equipment	(24,328)	(50,466)
Investments in unconsolidated companies	(176)	(1,282)
Investments in notes receivable	–	(2,419)
Collections of notes receivable	3,970	845
Purchases of restricted marketable securities	(24,874)	(34,747)
Sales of restricted marketable securities	46,598	30,963
Net cash provided by (used in) investing activities	1,190	(57,106)
Cash Flows From Financing Activities:
Tax expense from stock–based compensation	–	(1,134)
Principal payments under capital lease obligations	(2,591)	(2,440)
Dividends paid to common stockholders	(20,943)	(18,977)
Issuance of common shares	1,627	10,070
Repurchase of common shares	–	(8,195)
Equity attributable to noncontrolling interest	970	–
Entrance fee refunds	(1,097)	(196)
Change in deposits	–	253
Net cash used in financing activities	(22,034)	(20,619)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	50,151	(12,944)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	31,589	49,314
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$81,740	$36,370

Balance Sheet Classifications:
Cash and cash equivalents	$69,790	$19,212
Restricted cash and cash equivalents	11,950	17,158
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$81,740	$36,370

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income	Interest	Equity
Balance at January 1, 2016	15,000,616	$150	$209,469	$368,013	$53,364	$–	$630,996
Net income attributable to National HealthCare Corporation	–	–	–	36,675	–	–	36,675
Other comprehensive income	–	–	–	–	21,699	–	21,699
Stock–based compensation	–	–	502	–	–	–	502
Tax expense from exercise of stock options	–	–	(1,134)	–	–	–	(1,134)
Shares sold – options exercised	278,623	3	10,067	–	–	–	10,070
Repurchase of common stock	(130,000)	(1)	(8,194)	–	–	–	(8,195)
Dividends declared to common stockholders ($1.30 per share)	–	–	–	(19,798)	–	–	(19,798)
Balance at September 30, 2016	15,149,239	$152	$210,710	$384,890	$75,063	$–	$670,815

Balance at January 1, 2017	15,162,938	$152	$211,457	$391,934	$66,068	$–	$669,611
Net income attributable to National HealthCare Corporation	–	–	–	34,735	–	–	34,735
Net loss attributable to noncontrolling interest	–	–	–	–	–	(349)	(349)
Equity contributed by noncontrolling interest	–	–	–	–	–	970	970
Other comprehensive income	–	–	–	–	5,051	–	5,051
Stock–based compensation	–	–	1,263	–	–	–	1,263
Shares sold – options exercised	33,917	–	1,627	–	–	–	1,627
Dividends declared to common stockholders ($1.41 per share)	–	–	–	(21,419)	–	–	(21,419)
Balance at September 30, 2017	15,196,855	$152	$214,347	$405,250	$71,119	$621	$691,489

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2017, we operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,597 licensed beds, 24 assisted living facilities, five independent living facilities, and 36 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a noncontrolling ownership interest in a hospice care business that services NHC owned skilled nursing facilities and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing facilities. We operate in 10 states and are located primarily in the southeastern United States.

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

As described in the guidance for accounting changes under ASC Topic 250, the comparative consolidated statement of cash flows of prior periods are adjusted to apply the new accounting method retrospectively. The following table presents the effect on the interim condensed consolidated statement of cash flows for the nine months ending September 30, 2016 for the accounting change that was retrospectively adopted on December 31, 2016:

Consolidated Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2016
	As Previously Reported	Effect of Accounting Change	As Adjusted

Cash Flows from Operating Activities:
Restricted cash and cash equivalents	$(15,507)	$15,507	$–
Net cash provided by operating activities	49,274	15,507	64,781

Cash Flows from Investing Activities:
Change in restricted cash and cash equivalents	9,455	(9,455)	–
Net cash used in investing activities	(47,651)	(9,455)	(57,106)

Net (Decrease) Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(18,996)	6,052	(12,944)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash, Equivalents, Beginning of Period	38,208	11,106	49,314
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash, Equivalents, End of Period	$19,212	$17,158	$36,370

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. On January 1, 2017, the Company adopted the provisions of ASU 2016-09. As a result of the adoption, the Company has recognized $0 and $235,000 of excess tax benefits related to share-based payments in our provision for income taxes for the three and nine months ended September 30, 2017, respectively. These items were historically recorded in additional paid-in capital. In addition, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax related cash flows. The Company elected to apply the change in presentation of excess tax benefits in the statements of cash flows on a prospective basis.

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

For a public entity, this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period by applying either the full retrospective method or the cumulative catch-up transition method. The full retrospective method requires application of the provisions of the New Revenue Standard for all periods presented while the cumulative catch-up transition method requires the application of the provisions of the New Revenue Standard as of the date of adoption with the cumulative effect of the retrospective application of the provisions as an adjustment through retained earnings. Currently, the Company is evaluating which method to apply.

As we continue to progress with our implementation efforts to adopt the New Revenue Standard, management continues to evaluate and refine its estimates of the anticipated impacts it will have on our revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework.  In addition, the Company is monitoring specific developments for the senior living industry and evaluating potential changes to our business processes, systems, and controls to support the recognition disclosure under the new standard. Specifically, the Company is continuing to evaluate revenue sources to determine the potential effects the New Revenue Standard will have on the amount or timing of certain industry-specific healthcare revenue sources, which at this time, includes revenue recorded from our continuing care retirement community (“CCRC”), timing of revenue recorded from our homecare operations, and settlements with third party payors. At this time, we do not expect any significant impacts.

Revenue Recognition – Third Party Payors

Approximately 65% of our net patient revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the Medicare and Medicaid intermediaries or their agents. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review. We have recorded liabilities of approximately $20,649,000 and $17,019,000 as of September 30, 2017 and December 31, 2016, respectively, for various Medicare and Medicaid current and prior year cost reports and claims reviews.

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

Revenue Recognition – Subordination of Fees and Uncertain Collections

We provide management services to certain senior care facilities and to others we provide accounting and financial services. We generally charge 6% to 7% of net operating revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services. Our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided. However, under the terms of our management contracts, payments for our management services are subject to subordination to other expenditures of the healthcare facility being managed. Furthermore, for certain of the third parties with whom we have contracted to provide services and which we have determined that collection is not reasonably assured; our policy is to recognize income only in the period in which the amounts are realized. We may receive payment for the unpaid and unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the centers or proceeds from the sale of the centers are sufficient to pay the fees. There can be no assurance that such future cash flows will occur. The realization of such previously unrecognized revenue could cause our reported net income to vary significantly from period to period.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, which were $22,442,000 and $21,222,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Professional liability remains an area of particular concern to us. The long-term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents. As of September 30, 2017, we and/or our managed healthcare facilities are defendants in 60 such claims. It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We are principally self-insured for incidents occurring in all centers owned or leased by us. The coverages include both primary policies and excess policies. In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fee

We have one CCRC within our operations. Residents at this retirement center may enter into continuing care contracts with us. The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are classified as non-current liabilities and non-refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets. The balances of refundable entrance fees as of September 30, 2017 and December 31, 2016 were $8,827,000 and $9,924,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. As of September 30, 2017, and December 31, 2016, we have recorded a future service obligation in the amount of $3,236,000.

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

Noncontrolling Interest

The noncontrolling interest in a subsidiary is presented within total equity in the Company's interim condensed consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income attributable to NHC in its interim condensed consolidated statements of income. The Company’s earnings per share is calculated based on net income attributable to NHC’s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

Other revenues include the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2017	2016	2017	2016
Rental Income	$5,500	$5,434	$16,501	$16,439
Management and accounting services fees	4,130	5,061	11,741	12,316
Insurance services	2,077	1,729	5,721	5,468
Other	230	410	868	1,174
	$11,937	$12,634	$34,831	$35,397

Management Fees from National

We manage five skilled nursing facilities owned by National. For the three months and nine months ended September 30, 2017, we recognized management fees and interest on management fees of $977,000 and $2,902,000 from these centers, respectively. For the three months and nine months ended September 30, 2016, we recognized management fees and interest on management fees of $939,000 and $2,834,000 from these centers.

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

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months and nine months ended September 30, 2017 were $1,399,000 and $4,087,000. For the three months and nine months ended September 30, 2016, the workers' compensation premium revenues reflected in the interim condensed consolidated statements of income were $1,064,000 and $3,447,000, respectively. Associated losses and expenses are reflected in the interim condensed consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of income for the three months and nine months ended September 30, 2017 were $678,000 and $1,634,000, respectively. For the three months and nine months ended September 30, 2016, the professional liability insurance premium revenues reflected in the interim condensed consolidated statements of income were $665,000 and $2,021,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of income as "Other operating costs and expenses".

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2017	2016	2017	2016
Equity in earnings of unconsolidated investments	$2,528	$1,806	$5,908	$4,926
Dividends and other net realized gains and losses on sales of securities	1,696	1,892	5,319	5,654
Interest income	1,866	1,393	4,820	4,209
	$6,090	$5,091	$16,047	$14,789

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

The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. The Company has presented the financial information for the three months and nine months ended September 30, 2016 on a comparative basis to conform with the current year segment presentation. For additional information on these reportable segments see Note 1 - “Description of Business”.

The Company’s CODM evaluates performance and allocates capital resources to each segment based on an operating model that is designed to improve the quality of patient care and profitability of the Company while enhancing long-term shareholder value. The CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following table sets forth the Company’s unaudited interim condensed consolidated statements of income by business segment (in thousands):

	Three Months Ended September 30, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$214,360	$15,688	$-	$230,048
Other revenues	181	-	11,756	11,937
Net operating revenues	214,541	15,688	11,756	241,985

Costs and Expenses:
Salaries, wages and benefits	127,050	8,317	10,533	145,900
Other Operating	56,851	5,291	1,897	64,039
Rent	8,128	502	1,476	10,106
Depreciation and Amortization	9,756	41	1,036	10,833
Interest	423	-	899	1,322
Total costs and expenses	202,208	14,151	15,841	232,200

Income (Loss) Before Non-Operating Income	12,333	1,537	(4,085)	9,785

Non-Operating Income	-	-	6,090	6,090

Income Before Income Taxes	$12,333	$1,537	$2,005	$15,875

	Three Months Ended September 30, 2016
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$202,925	$15,722	$-	$218,647
Other revenues	-	-	12,634	12,634
Net operating revenues	202,925	15,722	12,634	231,281

Costs and Expenses:
Salaries, wages and benefits	122,496	8,103	9,804	140,403
Other Operating	51,717	5,108	2,131	58,956
Rent	8,028	476	1,810	10,314
Depreciation and Amortization	8,862	46	1,090	9,998
Interest	474	-	546	1,020
Total costs and expenses	191,577	13,733	15,381	220,691

Income (Loss) Before Non-Operating Income	11,348	1,989	(2,747)	10,590

Non-Operating Income	-	-	5,091	5,091

Income Before Income Taxes	$11,348	$1,989	$2,344	$15,681

	Nine Months Ended September 30, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$638,550	$47,304	$-	$685,854
Other revenues	632	-	34,199	34,831
Net operating revenues	639,182	47,304	34,199	720,685

Costs and Expenses:
Salaries, wages and benefits	369,585	24,760	32,294	426,639
Other Operating	169,710	15,484	5,584	190,778
Rent	24,552	1,490	4,231	30,273
Depreciation and Amortization	28,362	120	3,127	31,609
Interest	1,309	-	2,290	3,599
Total costs and expenses	593,518	41,854	47,526	682,898

Income (Loss) Before Non-Operating Income	45,664	5,450	(13,327)	37,787

Non-Operating Income	-	-	16,047	16,047

Income Before Income Taxes	$45,664	$5,450	$2,720	$53,834

	Nine Months Ended September 30, 2016
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$605,626	$47,614	$-	$653,240
Other revenues	250	-	35,147	35,397
Net operating revenues	605,876	47,614	35,147	688,637

Costs and Expenses:
Salaries, wages and benefits	350,166	24,300	31,025	405,491
Other Operating	156,068	15,494	6,009	177,571
Rent	24,838	1,443	4,679	30,960
Depreciation and Amortization	25,435	139	3,273	28,847
Interest	1,459	-	1,454	2,913
Total costs and expenses	557,966	41,376	46,440	645,782

Income (Loss) Before Non-Operating Income	47,910	6,238	(11,293)	42,855

Non-Operating Income	-	-	14,789	14,789

Income Before Income Taxes	$47,910	$6,238	$3,496	$57,644

Note 6 – Long-Term Leases

Capital Leases

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(14,064)	(11,120)
	$24,968	$27,912

Operating Leases

At September 30, 2017, NHC leases from National Health Investors, Inc. (“NHI”) the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements. Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year. Total facility rent expense to NHI was $9,314,000 and $9,480,000 for the three months ended September 30, 2017 and 2016, respectively. Total facility rent expense to NHI was $27,942,000 and $28,440,000 for the nine months ended September 30, 2017 and 2016, respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at September 30, 2017 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2018	$34,200	$5,200
2019	34,200	5,200
2020	34,200	5,200
2021	34,200	5,200
2022	34,200	5,200
Thereafter	151,100	7,367
Total minimum lease payments	$322,100	$33,367
Less: Amounts representing interest		(5,729)
Present value of minimum lease payments		27,638
Less: Current portion		(3,641)
Long-term capital lease obligations		$23,997

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended Sept.30		Nine Months Ended Sept. 30
	2017	2016	2017	2016
Basic:
Weighted average common shares outstanding	15,195,394	15,198,696	15,186,315	15,128,728
Net income attributable to National HealthCare Corporation	$11,352	$11,110	$34,735	$36,675
Earnings per common share, basic	$0.75	$0.73	$2.29	$2.42

Diluted:
Weighted average common shares outstanding	15,195,394	15,198,696	15,186,315	15,128,728
Dilutive effect of stock options	25,173	23,952	31,482	23,588
Dilutive effect of contingent issuable stock	-	-	-	64,522
Weighted average common shares outstanding	15,220,567	15,222,648	15,217,797	15,216,838

Net income attributable to National HealthCare Corporation	$11,352	$11,110	$34,735	$36,675
Earnings per common share, diluted	$0.75	$0.73	$2.28	$2.41

In the above table, options to purchase 1,122,585 shares of our common stock have been excluded for the three months and nine months ended September 30, 2017 due to their anti–dilutive impact. Options to purchase 11,592 shares of our common stock have been excluded for the three months and nine months ended September 30, 2016 due to their anti–dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following (in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$143,763	$30,176	$138,013
Restricted investments available for sale:
Corporate debt securities	68,538	69,311	71,311	71,100
Commercial mortgage–backed securities	50,762	50,517	56,889	56,168
U.S. Treasury securities	21,297	20,926	25,748	25,181
State and municipal securities	23,903	23,856	32,020	31,255
	$194,676	$308,373	$216,144	$321,717

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2017			December 31, 2016
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$126,032	1,630,642	$24,734	$120,945

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$11,060	$11,081	$14,181	$14,216
1 to 5 years	68,297	68,620	79,827	79,502
6 to 10 years	80,290	80,073	91,211	89,269
Over 10 years	4,853	4,836	749	717
	$164,500	$164,610	$185,968	$183,704

Gross unrealized gains related to available for sale securities are $114,891,000 and $108,730,000 as of September 30, 2017 and December 31, 2016, respectively. Gross unrealized losses related to available for sale securities are $1,194,000 and $3,157,000 as of September 30, 2017 and December 31, 2016, respectively. For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the nine months ended September 30, 2017 or for the year ended December 31, 2016.

Proceeds from the sale of securities during the nine months ended September 30, 2017 and 2016 were $46,598,000 and $30,963,000, respectively. Investment gains of $255,000 and $804,000 were realized on these sales during the nine months ended September 30, 2017 and 2016, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of September 30, 2017. We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2017.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. Our long–term debt approximates fair value due to variable interest rates, but fair value is also determined using Level 2 inputs through alternative pricing sources. At September 30, 2017, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at September 30, 2017 and December 31, 2016 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2017	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$69,790	$69,790	$–	$–
Restricted cash and cash equivalents	11,950	11,950	–	–
Marketable equity securities	143,763	143,763	–	–
Corporate debt securities	69,311	48,929	20,382	–
Mortgage–backed securities	50,517	–	50,517	–
U.S. Treasury securities	20,926	20,926	–	–
State and municipal securities	23,856	–	23,856	–
Total financial assets	$390,113	$295,358	$94,755	$–

	Fair Value Measurements Using
December 31, 2016	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$26,335	$26,335	$–	$–
Restricted cash and cash equivalents	5,254	5,254	–	–
Marketable equity securities	138,013	138,013	–	–
Corporate debt securities	71,100	42,323	28,777	–
Mortgage-backed securities	56,168	–	56,168	–
U.S. Treasury securities	25,181	25,181	–	–
State and municipal securities	31,255	–	31,255	–
Total financial assets	$353,306	$237,106	$116,200	$–

Note 10 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	September 30, 2017	December 31, 2016
	Variable		(dollars in thousands)
Revolving Credit Facility, interest payable monthly	2.6%	2020	$110,000	$110,000

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	3.6%	2018	10,000	10,000
			120,000	120,000
Less current portion			–	–
			$120,000	$120,000

The $10 million unsecured term note payable to National is due January 1, 2018. The Company intends to extend the note payable beyond the current due date. If the Company is not able to extend the note payable with National, the Company’s $175 million credit facility is available to provide financing.

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

Note 11 - Stock Repurchase Program

In August 2017, the Board of Directors authorized a new common stock purchase program. The program will allow for repurchases of up to $25 million of its common stock. The new stock repurchase plan began on September 1, 2017 and will expire on August 31, 2018. No repurchases of common stock have been executed under this current program.

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

In May 2015, our stockholders voted to amend the 2010 Omnibus Equity Incentive Plan (“the 2010 Plan”) to increase the number of shares of our common stock authorized under the Plan from the original 1,200,000 shares to 2,575,000 shares. The shares granted during the nine months ended September 30, 2017 consisted of 1,062,500 shares to employees of the Company, 52,500 shares to the Directors of the Company, and 9,310 shares for the Employee Stock Purchase Plan. At September 30, 2017, 568,744 shares were available for future grants under the amended 2010 Plan.

Compensation expense is recognized only for the awards that ultimately vest. Stock–based compensation totaled $430,000 and $9,000 for the three months ended September 30, 2017 and 2016, respectively. Stock–based compensation totaled $1,263,000 and $502,000 for the nine months ended September 30, 2017 and 2016, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of income.

At September 30, 2017, the Company had $7,520,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate four year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2017 and for the year ended December 31, 2016.

	2017	2016
Risk–free interest rate	2.08%	0.89%
Expected volatility	16.6%	15.8%
Expected life, in years	4.8	2.2
Expected dividend yield	3.10%	3.09%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2017 and for the year ended December 31, 2016.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	621,390	$48.15	$–
Options granted	56,291	62.54	–
Options exercised	(499,066)	47.16	–
Options cancelled	(656)	46.69	–
Options outstanding at December 31, 2016	177,959	55.48	–
Options granted	1,124,310	72.96	–
Options exercised	(33,717)	47.89	–
Options cancelled	–	–	–
Options outstanding at September 30, 2017	1,268,552	$71.17	$758,000

Options exercisable at September 30, 2017	196,742	$61.44	$758,000

Options Outstanding September 30, 2017	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
60,000	$47.45	-	$52.93	$50.88	1.2
1,208,552	$61.25	-	$75.45	72.18	4.3
1,268,552				$71.17	4.2

Note 13 – Income Taxes

The income tax provision for the three months ended September 30, 2017 is $4,691,000 (an effective income tax rate of 29.5%). The income tax provision and effective tax rate for the three months ended September 30, 2017 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $1,753,000 or 11.0% of income before taxes for the quarter. The income tax provision for the three months ended September 30, 2016 was $4,571,000 (an effective income tax rate of 29.1%). The income tax provision and effective tax rate for the three months ended September 30, 2016 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,306,000 or 8.3% of income before taxes for the quarter.

The income tax provision for the nine months ended September 30, 2017 is $19,448,000 (an effective income tax rate of 36.1%). The income tax provision and effective tax rate for the nine months ended September 30, 2017 were favorably impacted by the statute of limitations expirations resulting in a benefit to the provision of $1,753,000 or 3.3% of income before taxes in 2017. The income tax provision for the nine months ended September 30, 2016 was $20,969,000 (an effective income tax rate of 36.4%). The income tax provision and effective tax rate for the nine months ended September 30, 2016 were favorably impacted by the statute of limitation expirations resulting in a benefit to the provision of $1,306,000 or 2.3% of income before taxes in 2016.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2014 (with certain state exceptions).

Note 14 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $95,513,000 and $91,162,000 at September 30, 2017 and December 31, 2016, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents. As of September 30, 2017, we and/or our managed centers are currently defendants in 60 such claims.

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

Financing Commitments

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At September 30, 2017, National did not have an outstanding balance on the line of credit.

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

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the nine months ending September 30, 2017 was 90.4% compared to 89.5% for the same period a year ago. With the average length of stay decreasing for a skilled nursing patient, as well as the increased availability of assisted living facilities and home and community based services, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances to better position ourselves so we are an active participant in the delivery of post-acute healthcare services.

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

For the project under construction at September 30, 2017, the 30-bed addition in Springfield, Missouri is expected to open in the first quarter of 2018.

We also plan to apply for Certificates of Need for additional beds in certain of our markets. We will evaluate the feasibility of expansion into new markets by primarily building private pay skilled nursing facilities and assisted living communities.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $95,513,000 at September 30, 2017 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Application of Critical Accounting Policies

There were no significant changes during the nine-month period ended September 30, 2017 to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our December 31, 2016 Annual Report on Form 10–K filed with the SEC.

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

Medicare – Skilled Nursing Facilities

In July 2017, CMS released its final rule outlining the fiscal year 2018 Medicare payments and policy changes for skilled nursing facilities. The 2018 final rule provided for an approximate 1.0% rate update, which began October 1, 2017. CMS estimated a 2.7% market basket increase reduced by 0.4% for a multifactor productivity adjustment required by the ACA; however, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) mandated that all post-acute care providers receive a maximum market basket update of 1% in fiscal year 2018 to offset part of the cost of the legislation. CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2018 by $370 million compared to fiscal year 2017 levels. CMS also revised and rebased the market basket index by updating the base year from fiscal year 2010 to fiscal year 2014.

In July 2016, CMS released its final rule outlining the fiscal year 2017 Medicare payments and policy changes for skilled nursing facilities. The 2017 final rule provided for an approximate 2.4% rate update, which began October 1, 2016. This increase consisted of a 2.7% market basket increase reduced by 0.3% for a multifactor productivity adjustment required by the ACA. The policy changes in the 2017 final rule continued to shift Medicare payments from volume to value. The final rule also made changes to the SNF Quality Reporting Program and Value-Based Purchasing Program.

For the first nine months of 2017, our average Medicare per diem rate for skilled nursing facilities increased 2.7% compared to the same period in 2016.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2017 and for the fiscal year 2018, the state of Tennessee implemented specific individual nursing facility rate increases. We estimate the resulting increase in revenue for the 2018 fiscal year will be approximately $3,600,000 annually, or $900,000 per quarter. Effective July 1, 2016 and for the fiscal year 2017, the state of Tennessee implemented specific individual nursing facility rate increases. The resulting increase in revenue beginning July 1, 2016 was approximately $1,700,000 annually, or $425,000 per quarter.

Effective October 1, 2017 and for the fiscal year 2018, South Carolina implemented specific individual nursing facility rate changes. We estimate the resulting increase in revenue for the 2018 fiscal year will be approximately $1,100,000 annually, or $275,000 per quarter. Effective October 1, 2016 and for the fiscal year 2017, South Carolina implemented specific individual nursing facility rate changes. The resulting increase in revenue for the 2017 fiscal year was approximately $1,000,000 annually, or $250,000 per quarter.

Effective August 1, 2017 and for the fiscal year 2018, the state of Missouri approved a Medicaid rate decrease of $5.37 per patient day, or an approximate 3.5% decrease, to Missouri skilled nursing providers. We estimate the resulting decrease in revenue will be approximately $1,400,000 annually, or $350,000 per quarter. Effective July 1, 2016 and for the fiscal year 2017, the state of Missouri approved a Medicaid rate increase of $2.83 per patient day to Missouri skilled nursing providers. The resulting increase in revenue was approximately $800,000 annually, or $200,000 per quarter.

For the first nine months of 2017, our average Medicaid per diem increased 2.1% compared to the same period in 2016. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments. There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

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

The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. The Company has presented the financial information for the three months and nine months ended September 30, 2016 on a comparative basis to conform with the current year segment presentation. For additional information on these reportable segments see Note 1 - “Description of Business”.

The Company’s CODM evaluates performance and allocates capital resources to each segment based on an operating model that is designed to enhance the quality of patient care and profitability of the Company while enhancing long-term shareholder value. Our CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following tables set forth the Company’s unaudited condensed consolidated statements of income by business segment (in thousands):

	Three Months Ended September 30, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$214,360	$15,688	$-	$230,048
Other revenues	181	-	11,756	11,937
Net operating revenues	214,541	15,688	11,756	241,985

Costs and Expenses:
Salaries, wages and benefits	127,050	8,317	10,533	145,900
Other Operating	56,851	5,291	1,897	64,039
Rent	8,128	502	1,476	10,106
Depreciation and Amortization	9,756	41	1,036	10,833
Interest	423	-	899	1,322
Total costs and expenses	202,208	14,151	15,841	232,200

Income (Loss) Before Non-Operating Income	12,333	1,537	(4,085)	9,785

Non-Operating Income	-	-	6,090	6,090

Income Before Income Taxes	$12,333	$1,537	$2,005	$15,875

	Three Months Ended September 30, 2016
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$202,925	$15,722	$-	$218,647
Other revenues	-	-	12,634	12,634
Net operating revenues	202,925	15,722	12,634	231,281

Costs and Expenses:
Salaries, wages and benefits	122,496	8,103	9,804	140,403
Other Operating	51,717	5,108	2,131	58,956
Rent	8,028	476	1,810	10,314
Depreciation and Amortization	8,862	46	1,090	9,998
Interest	474	-	546	1,020
Total costs and expenses	191,577	13,733	15,381	220,691

Income (Loss) Before Non-Operating Income	11,348	1,989	(2,747)	10,590

Non-Operating Income	-	-	5,091	5,091

Income Before Income Taxes	$11,348	$1,989	$2,344	$15,681

	Nine Months Ended September 30, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$638,550	$47,304	$-	$685,854
Other revenues	632	-	34,199	34,831
Net operating revenues	639,182	47,304	34,199	720,685

Costs and Expenses:
Salaries, wages and benefits	369,585	24,760	32,294	426,639
Other Operating	169,710	15,484	5,584	190,778
Rent	24,552	1,490	4,231	30,273
Depreciation and Amortization	28,362	120	3,127	31,609
Interest	1,309	-	2,290	3,599
Total costs and expenses	593,518	41,854	47,526	682,898

Income (Loss) Before Non-Operating Income	45,664	5,450	(13,327)	37,787

Non-Operating Income	-	-	16,047	16,047

Income Before Income Taxes	$45,664	$5,450	$2,720	$53,834

	Nine Months Ended September 30, 2016
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$605,626	$47,614	$-	$653,240
Other revenues	250	-	35,147	35,397
Net operating revenues	605,876	47,614	35,147	688,637

Costs and Expenses:
Salaries, wages and benefits	350,166	24,300	31,025	405,491
Other Operating	156,068	15,494	6,009	177,571
Rent	24,838	1,443	4,679	30,960
Depreciation and Amortization	25,435	139	3,273	28,847
Interest	1,459	-	1,454	2,913
Total costs and expenses	557,966	41,376	46,440	645,782

Income (Loss) Before Non-Operating Income	47,910	6,238	(11,293)	42,855

Non-Operating Income	-	-	14,789	14,789

Income Before Income Taxes	$47,910	$6,238	$3,496	$57,644

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Results for the quarter ended September 30, 2017 include a 4.6% increase in net operating revenues and a 2.2% increase in net income attributable to NHC compared to the same period in 2016. There have been three newly constructed healthcare facilities placed in service during 2017 (one skilled nursing facility and two assisted living facilities). The operating losses before income taxes for these entities were approximately $989,000 for the three months ended September 30, 2017. Therefore, excluding the operating losses from these three newly constructed facilities, net income attributable to NHC for the quarter ended September 30, 2017 would have been $11,824,000, an increase of 6.4% compared to the same period in 2016.

The total census at owned and leased skilled nursing facilities for the quarter averaged 90.4% compared to an average of 89.3% for the same quarter a year ago. Medicare per diem rates increased 1.4% and Managed Care per diem rates increased 0.1% compared to the quarter a year ago. Medicaid and private pay per diem rates increased 2.9% and 2.7%, respectively, compared to the quarter a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 2.6% compared to the quarter a year ago.

Net patient revenues increased $11,401,000, or 5.2%, compared to the same period last year. The newly constructed healthcare facilities placed in service during 2017 helped increase net patient revenues $1,718,000 compared to the same period a year ago. The remaining increase in our net patient revenues is primarily due to the census increase and per diem increases in our existing skilled nursing facility operations.

Other revenues decreased $697,000, or 5.5%, compared to the same quarter last year, as further detailed in Note 3 to our interim condensed consolidated financial statements. During the first quarter of 2017, we began management contract services for a third-party owner of two skilled nursing facilities in the middle Tennessee area. These two contracts helped increase management fee revenues by $176,000 for the three months ended September 30, 2017 compared to the quarter a year ago. The offsetting decrease in management fee revenue for the 2017 third quarter compared to the prior year quarter is derived from a consulting engagement that is sporadic in nature and decreased $1,121,000 when compared to the prior year quarter.

Total costs and expenses for the third quarter of 2017 compared to the third quarter of 2016 increased $11,509,000 or 5.2%, to $232,200,000 from $220,691,000. Salaries, wages and benefits, the largest operating costs of our company, increased $5,497,000, or 3.9%, to $145,900,000 from $140,403,000. Other operating expenses increased $5,083,000, or 8.6%, to $64,039,000 for the 2017 period compared to $58,956,000 for the 2016 period. Facility rent expense decreased $208,000 to $10,106,000. Depreciation and amortization increased $835,000 to $10,833,000. Interest expense increased $302,000 to $1,322,000.

Salaries, wages and benefits as a percentage of net operating revenue was 60.3% compared to 60.7% for the three months ended September 30, 2017 and 2016, respectively. As a percentage of net operating revenues, the 2016 third-quarter salaries, wages and benefits were higher primarily due to unfavorable results within our self-insured health insurance plan ($1,460,000). The newly constructed healthcare facilities placed in service during 2017 increased salaries, wages and benefits by $975,000 compared to the same period a year ago. The remaining increase in salaries, wages and benefits for the current period is due to the increase in our existing skilled nursing facilities and the continued wage pressure in certain markets in which we operate.

Other operating expenses as a percentage of net operating revenue was 26.5% compared to 25.5% for the three months ended September 30, 2017 and 2016, respectively. The increase in other operating expenses for the current quarter was primarily due to the unfavorable results within our self-insurance accrued risk reserve programs compared to the quarter a year ago ($2,484,000) due to the increase in professional liability lawsuits at September 30, 2017. The newly constructed healthcare facilities also increased other operating expenses compared to the quarter a year ago ($1,049,000).

The increase in depreciation expense is primarily due to the newly constructed healthcare facilities compared to the quarter a year ago. The increase in interest expense is due to the increased interest rate on the line of credit borrowings compared to the same period a year ago. At September 30, 2017, we have $110 million outstanding on our credit facility.

Non–operating income increased by $999,000 compared to the same period last year, as further detailed in Note 4 to our interim condensed consolidated financial statements. The increase in non-operating income is primarily from the sale of the 83-unit assisted living facility in Evans, Georgia in which we had an equity method investment and 10% ownership stake. This sale transaction increased non-operating income $1,305,000 in comparison to the quarter a year ago. We also received approximately $250,000 annually in management services revenue from this entity, in which we will no longer be providing management services after September 30, 2017.

The noncontrolling interest in a subsidiary is the joint venture operations of a skilled nursing facility in Columbia, Tennessee. This facility opened and began operating in January 2017 in which NHC owns 80% of the operating entity and Maury Regional Medical Center owns 20% of the entity.

The income tax provision for the three months ended September 30, 2017 is $4,691,000 (an effective income tax rate of 29.5%). The income tax provision and effective tax rate for the three months ended September 30, 2017 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $1,753,000, or 11.0% of income before taxes for the quarter.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Results for the nine months ended September 30, 2017 include a 4.7% increase in net operating revenues and a 5.3% decrease in net income attributable to NHC compared to the same period in 2016. There have been five newly constructed healthcare facilities placed in service during 2016 and 2017 (two skilled nursing facilities and three assisted living facilities). The operating losses before income taxes for these entities were approximately $5,503,000 for the nine months ended September 30, 2017. Therefore, excluding the operating losses from these five newly constructed facilities, net income attributable to NHC for the nine months ended September 30, 2017 would have been $37,745,000 and $37,984,000 for the nine months ended September 30, 2017 and 2016, respectively.

The total census at owned and leased skilled nursing facilities for the nine months averaged 90.4% compared to an average of 89.5% for the same period a year ago. Medicare per diem rates increased 2.7% and Managed Care per diem rates increased 1.3% compared to the nine months a year ago. Medicaid and private pay per diem rates increased 2.1% and 3.5%, respectively, compared to the nine months a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 3.0% compared to the same period a year ago.

Net patient revenues increased $32,614,000, or 5.0%, compared to the same period last year. The newly constructed healthcare facilities placed in service during 2016 and 2017 helped increase net patient revenues $13,462,000 compared to the same period a year ago. The remaining increase in our net patient revenues is primarily due to the census increase and per diem increases in our existing skilled nursing facility operations.

Other revenues decreased $566,000, or 1.6%, compared to the nine months last year, as further detailed in Note 3 to our interim condensed consolidated financial statements. During the first quarter of 2017, we began management contract services for a third-party owner of two skilled nursing facilities in the middle Tennessee area. These two contracts helped increase management fee revenues by $483,000 for the nine months ended September 30, 2017 compared to the same period a year ago. The offsetting decrease in management fee revenue for the 2017 period compared to the prior year period is derived from a consulting engagement that is sporadic in nature and decreased $1,166,000 when compared to the prior year period.

Total costs and expenses for the 2017 nine-month period compared to the same period in 2016 increased $37,116,000 or 5.7%, to $682,898,000 from $645,782,000. Salaries, wages and benefits, the largest operating costs of our company, increased $21,148,000, or 5.2%, to $426,639,000 from $405,491,000. Other operating expenses increased $13,207,000 or 7.4%, to $190,778,000 for the 2017 period compared to $177,571,000 for the 2016 period. Facility rent expense decreased $687,000 to $30,273,000. Depreciation and amortization increased $2,762,000 to $31,609,000. Interest expense increased $686,000 to $3,599,000.

Salaries, wages and benefits as a percentage of net operating revenue was 59.2% compared to 58.9% for the nine months ended September 30, 2017 and 2016, respectively. The newly constructed healthcare facilities placed in service during 2016 and 2017 increased salaries, wages and benefits by $6,746,000 compared to the same period a year ago. The remaining increase in salaries, wages and benefits for the current period is due to the increase in our existing skilled nursing facilities and the continued wage pressure in certain markets in which we operate.

Other operating expenses as a percentage of net operating revenue was 26.5% compared to 25.8% for the nine months ended September 30, 2017 and 2016, respectively. The increase in other operating expenses for the current nine-month period was primarily due to the operations of the newly constructed healthcare facilities compared to the same period a year ago ($7,706,000). We also had unfavorable results within our self-insurance accrued risk reserve programs compared to the same period a year ago ($3,458,000) due to the increase in professional liability lawsuits at September 30, 2017.

The increase in depreciation expense is primarily due to the newly constructed healthcare facilities compared to the nine months a year ago. The increase in interest expense is due to the increased interest rate on the line of credit borrowings compared to the same period a year ago. At September 30, 2017, we have $110 million outstanding on our credit facility.

Non–operating income increased by $1,258,000 compared to the same period last year, as further detailed in Note 4 to our interim condensed consolidated financial statements. The increase in non-operating income is primarily from the sale of the 83-unit assisted living facility in Evans, Georgia in which we had an equity method investment and 10% ownership stake. This sale transaction increased non-operating income $1,305,000 in comparison to the same period a year ago. We also received approximately $250,000 annually in management services revenue from this entity, in which we will no longer be providing management services after September 30, 2017.

The noncontrolling interest in a subsidiary is the joint venture operations of a skilled nursing facility in Columbia, Tennessee. This facility opened and began operating in January 2017 in which NHC owns 80% of the operating entity and Maury Regional Medical Center owns 20% of the entity.

The income tax provision for the nine months ended September 30, 2017 is $19,448,000 (an effective income tax rate of 36.1%). The income tax provision and effective tax rate for the nine months ended September 30, 2017 were favorably impacted by the statute of limitations expirations resulting in a benefit to the provision of $1,753,000 or 3.3% of income before taxes in 2017.

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

	Nine Months Ended September 30		Nine Month Change
	2017	2016	$	%
Cash, cash equivalents, restricted cash and restricted cash equivalents, at beginning of period	$31,589	$49,314	$(17,725)	(35.9)%

Cash provided by operating activities	70,995	64,781	6,214	9.6%

Cash provided by (used in) investing activities	1,190	(57,106)	58,296	(102.1)%

Cash used in financing activities	(22,034)	(20,619)	(1,415)	(6.9)%

Cash, cash equivalents, restricted cash and restricted cash equivalents, at end of period	$81,740	$36,370	$45,370	124.7%

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2017 was $70,995,000 as compared to $64,781,000 in the same period last year. Cash provided by operating activities consisted of net income of $34,386,000, adjustments for non–cash items of $39,365,000, gains on the sale of restricted marketable securities of $255,000, and cash distributions in excess of earnings from equity method investments of $1,840,000. There was cash used for working capital needs in the amount of $4,341,000 for the nine months ended September 30, 2017 compared to $9,359,000 for the same period a year ago. Accrued payroll was the primary cause of the decrease of cash used for working capital needs. The majority of the decrease in accrued payroll is due to the timing and payments of incentive compensation related to the 2016 year, which was paid in the first quarter of 2017.

Investing Activities

Cash provided by investing activities totaled $1,190,000 for the nine months ended September 30, 2017 compared to cash used in investing activities of $57,106,000 for the nine months ended September 30, 2016. Cash used for property and equipment additions was $24,328,000 and $50,466,000 for the nine months ended September 30, 2017 and 2016, respectively. The Company made investments in unconsolidated partnerships in the amount of $176,000 and $1,282,000 for the nine months ended September 30, 2017 and 2016, respectively. The Company collected notes receivable of $3,970,000 and $845,000 for the nine months ended September 30, 2017 and 2016, respectively. Sales of restricted marketable securities, net of purchases, resulted in positive cash flow from investing activities of $21,724,000 for the nine months ended September 30, 2017.  During the first quarter of 2017, $30 million of the proceeds from the sales of restricted marketable securities were transferred out of our insurance companies to our unrestricted cash position.  For the nine months ended September 30, 2016, purchases and sales of marketable securities resulted in a net use of cash of $3,784,000.

In 2017, construction and development costs included in additions to property and equipment include $1,982,000 for the final construction and furnishings of the 112-bed skilled nursing facility in Columbia, Tennessee; $3,214,000,000 for the final construction and furnishings of the two assisted living facilities in Bluffton, South Carolina and Garden City, South Carolina; $3,708,000 for the construction of the 23-unit memory care addition located in Murfreesboro, Tennessee; and $2,021,000 for the 30-bed addition to a skilled nursing facility in Springfield, Missouri.

Financing Activities

Net cash used in financing activities totaled $22,034,000 and $20,619,000 for the nine months ending September 30, 2017 and 2016, respectively. Cash used for dividend payments to common stockholders totaled $20,943,000 in the current year period compared to $18,977,000 for the same period a year ago. In the current period, $1,627,000 was provided by the issuance of common stock compared to $10,070,000 in the prior year period. In the current period, there have been no repurchases of common stock compared to cash used of $8,195,000 in the prior year period.

Table of Contractual Obligations

Our contractual obligations as of September 30, 2017 are as follows (in thousands):

	Total	1 year	2–3 Years	4–5 Years		After 5 Years
Long–term debt – principal	$120,000	$10,000	$110,000	$	−	$	−
Long–term debt – interest	8,827	2,984	5,787		56		−
Operating leases	322,100	34,200	68,400		68,400		151,100
Construction obligations	3,936	3,936	−		−		−
Capital lease obligations	33,367	5,200	10,400		10,400		7,367
Total contractual cash obligations	$488,230	$56,320	$194,587		$78,856		$158,467

We started paying quarterly dividends on our common shares outstanding in 2004. We anticipate the continuation of the dividend payment as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $69,790,000, marketable securities of $143,763,000, and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $69,790,000, marketable securities of $143,763,000, and our borrowing capacity on the credit facility. At September 30, 2017, the outstanding balance on the credit facility is $110,000,000; therefore, leaving $65,000,000 available for future borrowings. The maturity date on the credit facility is October 7, 2020. The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At September 30, 2017, we have available for sale debt securities in the amount of $164,610,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of September 30, 2017, the Company has $120,000,000 of long–term debt that bears interest at variable interest rates. Based on our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $1,200,000.

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

Equity Price and Concentration Risk

Our available for sale marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At September 30, 2017, the fair value of our marketable equity securities is approximately $143,763,000. Of the $143.8 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $126.0 million, or 87.6%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $14.3 million. At September 30, 2017, our equity securities had net unrealized gains of $113.6 million. Of the $113.6 million of net unrealized gains, $101.3 million is related to our investment in NHI.

Item 4. Controls and Procedures.

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 14 of this Form 10–Q.

Item 1A. Risk Factors.

During the nine months ended September 30, 2017, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a)     List of exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Incorporation of National HealthCare Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997.)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation (Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on August 3, 2017.)

3.3	Certificate of Designation Series B Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007.)

3.4	Restated Bylaws as amended February 14, 2013 (Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.)

4.1	Form of Common Stock (Incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed on August 3, 2017.)

4.2

Rights Agreement, dated as of August 2, 2007, between National HealthCare Corporation and Computershare Trust Company, N.A.   (Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007.)

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 9, 2017	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: November 9, 2017	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)