Form 10-K
period 2017-12-31
NATIONAL HEALTHCARE CORP
filed 2018-02-20
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10–K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Telephone Number: 615–890–2020
____________________________
Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Name of Each Exchange on which Registered
Shares of Common Stock	NYSE-American
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

Yes [x]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ x ]  Accelerated filer [ ]  Non–accelerated filer [  ]  Smaller reporting company [  ]  Emerging growth company [  ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of Common Stock held by non–affiliates on June 30, 2016 (based on the closing price of such shares on the NYSE MKT) was approximately $705 million. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 15, 2018 was 15,224,498.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10–K:
The Registrant’s definitive proxy statement for its 2018 shareholder’s meeting.

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

Narrative Description of the Business

At December 31, 2017, we operated or managed 76 skilled nursing facilities with a total of 9,597 licensed beds. These numbers include 29 facilities that are owned with 3,720 beds, 39 facilities that are leased with 4,962 beds, and eight facilities that are managed for others with 915 beds. Of the 39 leased facilities, 35 are leased from National Health Investors, Inc. ("NHI").

Our 24 assisted living facilities (twelve owned, nine leased, and three managed) have 1,132 units (884 units owned, 205 units leased, and 43 units managed).

Our five independent living facilities (one owned, three leased, and one managed) have 475 retirement apartments (93 apartments owned, 245 apartments leased, and 137 apartments managed).

We operated 36 homecare programs licensed in four states (Tennessee, South Carolina, Missouri and Florida) and provided 416,570 homecare patient visits to 19,743 patients in 2017.

We have a partnership agreement and a 75.1% non–controlling ownership interest in Caris Healthcare, LP (“Caris”), a business that specializes in hospice care services in NHC owned health care centers and in other settings. Caris provides hospice care to over 1,000 patients per day in 29 locations in Georgia, Missouri, South Carolina, Tennessee, and Virginia.

We operate specialized care units within some of our healthcare facilities such as Alzheimer's disease care units and sub–acute nursing units. Similar specialty units are under consideration at several of our facilities, as well as free standing projects.

Net Patient Revenues. Health care services we provide include a comprehensive range of services. In fiscal 2017, 95.1% of our net operating revenues were derived from such health care services. Highlights of health care services activities during 2017 were as follows:

Skilled Nursing Facilities. The most significant portion of our business and the base for our other health care services is the operation of our skilled nursing facilities (“SNFs”). In our facilities, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day. In addition, our facilities provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services. Revenues from the 68 facilities we own or lease are reported as net patient revenues in our financial statements. Management fee income is recorded as other revenues from the eight facilities that we manage. We generally charge 6% of facility net operating revenues for our management services. Occupancy in skilled nursing facilities we operate was 90.2% during the year ended December 31, 2017.

Rehabilitative Services. We provide therapy services through Professional Health Services, a subsidiary of NHC. Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities. We maintained a rehabilitation staff of over 1,700 highly trained, professional therapists in 2017. Most of our rehabilitative services are for patients in our owned and managed skilled nursing facilities. However, we also provide services to over 82 additional health care providers. Our rates for these services are competitive with other market rates.

Medical Specialty Units. All our skilled nursing facilities participate in the Medicare program, and we have expanded our range of offerings by the creation of center–specific medical specialty units such as our memory care units and subacute nursing units. Our trained staff provides care for Alzheimer’s patients in early, middle and advanced stages of the disease. We provide specialized care and programs for persons with Alzheimer’s or related disorders in dedicated units within many of our skilled nursing facilities. Our specialized rehabilitation programs are designed to shorten or eliminate hospital stays and help to reduce the cost of quality health care. We develop individualized patient care plans to target appropriate medical and functional planning objectives with a primary goal where feasible for a return to home or a similar environment.

Assisted Living Facilities. Our assisted living facilities provide personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities. In 2017, the rate of occupancy was 82.7%. Certificates of Need are not required to build these projects in most states and we believe overbuilding has occurred in some of our markets.

Independent Living Facilities. Our independent living facilities offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from governmental programs. Independent living centers may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need ("CON") such as is required for skilled nursing facilities. We have, in several cases, developed independent living centers adjacent to our nursing facilities with an initial construction of 40 to 80 units. These units are rented by the month; thus, these centers offer an expansion of our continuum of care. We believe these independent living units offer a positive marketing aspect of our skilled nursing facilities.

We have one independent living facility which is a "continuing care community", where the resident pays a substantial entrance fee and a monthly maintenance fee. The resident then receives a full range of services, including home health nursing, without additional charge.

Homecare Programs. Our home health care programs (“homecares”) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities. Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies. Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment. Medicare reimbursement for homecare services is paid under a prospective payment system. Under this payment system, we receive a prospectively determined amount per patient per 60-day episode as defined by Medicare guidelines. Medicare episodes were 18,962 in 2017 and 20,423 in 2016. We served 19,743 patients in 2017 and 19,610 patients in 2016. Visits provided were 416,570 in 2017 and 424,281 in 2016.

Pharmacy Operations. At December 31, 2017, we operated four regional pharmacy locations (two locations in Tennessee and one location each in South Carolina and Missouri). These pharmacies primarily service our patients that are in an inpatient setting using a central location to deliver pharmaceutical supplies. Our regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.

Other Revenues. We generate revenues from management, accounting and financial services to third party operators of healthcare facilities, from insurance services to our managed healthcare facilities, and from rental income. In fiscal 2017, 4.9% of our net operating revenues were derived from such sources. The significant sources of our other revenues are described as follows:

A.

Management, Accounting and Financial Services. We provide management services to skilled nursing facilities, assisted living facilities and independent living facilities operated by third party operators. We typically charge 6% of the managed centers’ net operating revenues as a fee for these services. Additionally, we provide accounting and financial services to other healthcare operators. No management services are provided for entities in which we provide accounting and financial services. As of December 31, 2017, we perform management services for twelve healthcare facilities (ten management contracts for third parties and two management contracts where we have an equity method investment) and accounting and financial services for 20 healthcare facilities.

B.

Insurance Services. NHC owns a Tennessee domestic licensed insurance company. The company is licensed in several states and provides workers’ compensation coverage to substantially all NHC's managed healthcare facilities. A second wholly-owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC’s managed healthcare facilities. Finally, we operate a long–term care insurance division, which is licensed to sell commercially underwritten long–term care policies.

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

Quality of Patient Care

Centers for Medicare and Medicaid Services (“CMS”) introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare skilled nursing facilities more easily. The Five-Star Quality Rating System gives each skilled nursing operation a rating of between one and five stars in various categories (five stars being the best). The Company has always strived for patient-centered care and quality outcomes as precursors to outstanding financial performance. The average Five-Star rating for all of our skilled nursing facilities was 4.25 for 2017. The table below summarizes our performance in these quality ratings for the most recent three years:

	As of December, 31
	2017	2016	2015
Total number of skilled nursing facilities, end of year	76	74	74
Number of 4 and 5-star rated skilled nursing facilities	62	54	50
Percentage of 4 and 5-star rated skilled nursing facilities	82%	73%	68%

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets. The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF/ALF	New Facility	92 beds/60 units	Gallatin, TN	April, 2015
Memory Care	Partnership	60 beds	St. Peters, MO	November, 2015
SNF	Bed Addition	44 beds	Charleston, SC	May, 2016
SNF/ALF	New Facility	90 beds / 80 units	Nashville, TN	June, 2016
SNF	Bed Addition	8 beds	Kingsport, TN	September, 2016
SNF	New Facility	112 beds	Columbia, TN	January, 2017
ALF	New Facility	78 units	Bluffton, SC	March, 2017
ALF	New Facility	80 units	Garden City, SC	June, 2017
Memory Care	Bed Addition	23 beds	Murfreesboro, TN	July, 2017
SNF	Bed Addition	30 units	Springfield, MO	Under construction
Memory Care	Bed Addition	60 beds	Farragut, TN	Under construction

For the projects under construction at December 31, 2017, the 30-bed skilled nursing addition in Springfield, Missouri is expected to open during the first quarter of 2018. The 60-bed memory care addition in Farragut, Tennessee is expected to open during the fourth quarter of 2018.

During 2018, we plan to apply for Certificates of Need for additional beds in certain of our markets. We also will evaluate the feasibility of expansion into new markets by building Medicare and private pay health care centers or private pay assisted living communities.

Business Segments

In the first quarter of 2017 with the leadership change of the Company’s Chief Executive Officer, we reassessed and realigned our reportable operating segments to coincide with the way our new leadership and chief operating decision maker (“CODM”) measures Company performance and allocates resources. The Company now has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities and assisted and independent living facilities, and (2) homecare services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. See Note 5 in the notes to the consolidated financial statements for further disclosure of the Company’s operating segments.

Skilled Nursing Facilities

The skilled nursing facilities operated by our subsidiaries provide in–patient skilled and intermediate nursing care services and in–patient and out–patient rehabilitation services. Skilled nursing care consists of 24–hour nursing service by registered or licensed practical nurses and related medical services prescribed by the patient's physician. Intermediate nursing care consists of similar services on a less intensive basis principally provided by non–licensed personnel. These distinctions are generally found in the health care industry although for Medicaid reimbursement purposes, some states in which we operate have additional classifications, while in other states the Medicaid rate is the same regardless of patient classification. Rehabilitative services consist of physical, speech, respiratory, and occupational therapies, which are designed to aid the patient's recovery and to enable the patient to resume functional activities.

Each health care facility has a licensed administrator responsible for supervising daily activities, and larger facilities have assistant administrators. All have medical directors, a director of nurses and full–time registered nurse coverage. All centers provide physical, occupational and speech therapy. Each facility is located near at least one hospital and is qualified to accept patients discharged from such hospitals. Each facility has a full dining room, kitchen, treatment and examining room, emergency lighting system, and sprinkler system where required. Management believes that all facilities are in compliance with the existing fire and life safety codes.

We provide centralized management and support services to NHC operated healthcare facilities. The management and support services include operational support through the use of regional vice presidents and regional administrators and regional nurses, accounting and financial services, cash management, data processing, legal, consulting and services in rehabilitative care. Our personnel are employed by our administrative services affiliate, National Health Corporation ("National"), which is also responsible for overall services in the area of personnel, loss control, health insurance, education and training. We reimburse the administrative services contractor by paying all the costs of personnel employed for our benefit as well as a fee. National is wholly owned by the National Health Corporation Employee Stock Ownership Plan and provides its services only to us.

We provide management services to centers operated under management contracts and offsite accounting and financial services to other third-party owners, all pursuant to separate contracts. The term of each contract and the amount of the management fee or accounting and financial services fee is determined on a case–by–case basis. Typically, we charge 6% of net operating revenues of the managed centers for our management contracts and specific item fees for our accounting and financial service agreements. The initial terms of the contracts range from two years to ten years. In certain contracts, we maintain a right of first refusal should the owner desire to sell a managed center.

Skilled Nursing Facility Occupancy Rates

The following table shows certain information relating to occupancy rates for our owned and leased skilled nursing facilities:

	Year Ended December 31,
	2017	2016	2015
Overall census	90.2%	89.5%	90.0%

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

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2017	2016	2015
Medicare	35%	37%	40%
Medicaid	26%	26%	25%
Private Pay and Other	26%	25%	24%
Managed Care	13%	12%	11%
Total	100%	100%	100%

We attempt to attract an increased percentage of Medicare, managed care, and private pay patients by providing rehabilitative and other post–acute care services. These services are designed to speed the patient's recovery and allow the patient to return home as soon as it is practical.

Medicare is a health insurance program for the aged and certain other chronically disabled individuals operated by the federal government. Medicare covers skilled nursing services for beneficiaries who require nursing care and/or rehabilitation services following a hospitalization of at least three consecutive days. For each eligible day a Medicare beneficiary is in a skilled nursing facility, Medicare pays the facility a daily payment, subject to adjustment for certain factors such as a wage index in the geographic area. The payment covers all services provided by the skilled nursing facility for the beneficiary that day, including room and board, nursing, therapy and drugs, as well as an estimate of capital–related costs to deliver those services.

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

Private pay, managed care, and other payment sources include commercial insurance, individual patient funds, managed care plans and the Veterans Administration. Although payment rates vary among these sources, market forces and costs largely determine these rates. Private paying patients, private insurance carriers and the Veterans Administration generally pay based on the center's charges or specifically negotiated contracts.

We contract with over 60 managed care organizations ("MCO's") and insurance carriers for the provision of subacute and other medical specialty services by our owned and managed healthcare facilities.

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

From time to time, we, like others in the health care industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action and may impose civil money penalties and/or other operating restrictions. If our skilled nursing facilities and home health agencies fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare and Medicaid provider and/or lose our licenses.

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

In all states in which we operate, before a skilled nursing facility can make a capital expenditure exceeding certain specified amounts or construct any new skilled health care beds, approval of the state health care regulatory agency or agencies must be obtained, and a Certificate of Need issued. The appropriate state health planning agency must review the Certificate of Need according to state specific guidelines before a Certificate of Need can be issued. A Certificate of Need is generally issued for a specific maximum amount of expenditure and the project must be completed within a specific time period. There is no advance assurance that we will be able to obtain a Certificate of Need in any instance. In some states, approval is also necessary in order to purchase existing health care beds, although the purchaser is normally permitted to avoid a full-scale Certificate of Need application procedure by giving advance written notice of the acquisition and giving written assurance to the state regulatory agency that the change of ownership will not result in a change in the number of beds, services offered and, in some cases, reimbursement rates at the facility.

While there are currently no significant legislative proposals to eliminate Certificates of Need pertaining to skilled nursing care in the states in which we do business, deregulation in the Certificate of Need area would likely result in increased competition and could adversely affect occupancy rates and the supply of licensed and certified personnel.

Medicare and Medicaid Participation

All health care centers, owned, leased or managed by us are certified to participate in Medicare. All but eight (seven owned and one managed) of our affiliated nursing centers participate in Medicaid. All our homecares participate in Medicare, which comprises the majority of their revenue. Homecares also participate in Medicaid.

During the fiscal years, we received payments from Medicare and, if participating, from Medicaid. We record as receivables the amounts we ultimately expect to receive under the Medicare and Medicaid programs and record into profit or loss any differences in amounts received at the time of interim or final settlements. Adjustments have not had a material adverse effect within the last three years.

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

Since a significant goal of federal health care reform is to transform the delivery of health care by holding providers accountable for the cost and quality of care provided, Medicare and many commercial third-party payors are implementing Accountable Care Organization ("ACO") models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals. Other reimbursement methodology reforms in which we are participating or expect to participate in include value–based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. Also, CMS is implementing demonstration programs to bundle acute care and post–acute care reimbursement to hold providers accountable for costs across a broader continuum of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. Providers who respond successfully to these trends and can deliver quality care at lower costs are likely to benefit financially.

If the ACA is replaced or modified, we cannot predict what the replacement plan or modifications would be or whether any of the existing provisions will remain in place. The potential replacement or modification of ACA on our business is subject to numerous variables and the potential impact on the Company’s financial condition or results of operations is currently unknown.

Skilled Nursing Facilities

SNF PPS – Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System ("SNF PPS"). SNF PPS is an acuity-based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally increased or decreased each October when the federal fiscal year begins. The acuity classification system is named RUGs (Resource Utilization Groups IV). There are currently 66 classifications of RUG groups.

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

Homecares (HHAs)

HH PPS – Medicare is uniform nationwide and reimburses homecares under a fixed payment methodology named the Home Health Prospective Payment System ("HH PPS"). Generally, Medicare makes payments under the HH PPS based on a national standardized 60–day episode payment, adjusted for case mix and geographical wage index. Payment rates are updated at the beginning of each calendar year. The acuity classification system is named HHRGs (Home Health Resource Groups).

In November 2017 and effective January 1, 2018, CMS released its final rule for 2018 home health prospective payment system rates. CMS estimated the net impact of the PPS rule resulted in a 0.4% decrease ($80 million) in Medicare payments for agencies in 2018. This decrease reflects the effects of a 1.0% home health payment update percentage; a -0.97% percent adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth; and the sunset of the rural add-on provision for an impact of -0.5%. The rule also finalizes proposals for the Home Health Value-Based Purchasing (HHVBP) Model and the Home Health Quality Reporting Program (HH QRP). CMS is not finalizing the implementation of the Home Health Groupings Model (HHGM) in this final rule.

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

Medicaid Legislation and Regulations

Skilled Nursing Facilities

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

Competition

In most of the communities in which we operate health care centers, there are other health care centers with which we compete. We own, lease or manage (through subsidiaries) 76 skilled nursing facilities located in nine states. Each of these states is a certificate of need state which generally requires the state to approve the opening of any new skilled nursing facilities. There are hundreds of operators of skilled nursing facilities in each of these states and no single operator, including us, dominates any of these state’s skilled nursing care markets, except for some small rural markets which might have only one skilled nursing facility. In competing for patients and staff with these facilities, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of our facilities are important in obtaining patients, since members of the patient’s family generally participate to a greater extent in selecting skilled nursing facilities than in selecting an acute care hospital. We believe that by providing and emphasizing rehabilitative as well as skilled care services at our facilities, we can broaden our patient base and to differentiate our facilities from competing skilled nursing facilities.

As we continue to expand into the assisted living market, we monitor proposed or existing competing assisted living centers. Our development goal is to link our skilled nursing facilities with our assisted living centers, thereby obtaining a competitive advantage for both.

Our homecares compete with other home health agencies (HHA’s) in most communities we serve. Competition occurs for patients and employees. Our homecares depend on hospital and physician referrals and reputation to maintain a healthy census.

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non–professional employees. To enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs. We support the Foundation for Geriatric Education. We also conduct an "Administrator in Training" course, 24 months in duration, for the professional training of administrators. Presently, we have eight full–time individuals in this program. Two of our four regional senior vice presidents, one regional vice president, two regional administrators, and 55 of our 76 health care center administrators are graduates of this program.

We experience competition in providing management and accounting services to other senior health care providers. Those services are provided primarily to owners with whom we have had previous involvement through ownership or leasing arrangements. Our insurance services are provided primarily to healthcare facilities for which we also provide management and/or accounting services.

Our employee benefit package offers a tuition reimbursement program. The goal of the program is to ensure a well–trained qualified work force to meet future demands. While the program is offered to all disciplines, special emphasis has been placed on supporting students in nursing and physical therapy programs. Students are reimbursed at the end of each semester after presenting tuition receipts and grades to management. The program has been successful in providing a means for many bright students to pursue a formal education.

Employees

As of December 31, 2017, our Administrative Services Contractor (National Health Corporation) had approximately 14,850 full and part time employees, who we call "Partners". No employees are represented by a bargaining unit. We believe our current relations with our employees are good.

Investor Information

We are subject to the reporting requirements under the Exchange Act. Consequently, we are required to file reports and information with the Securities and Exchange Commission (“SEC”), including reports on the following forms: annual report on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning our company may be accessed through the SEC's website at www.sec.gov.

You may also find on our website at www.nhccare.com electronic copies of our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as all press releases. We do not necessarily have these posted the same day as they are filed with the SEC or released to the public, but rather have a policy of placing these on the web site within two (2) business days of public release or SEC filing. All such filings are available free of charge. Information contained in our website is not deemed to be a part of this Annual Report.

We also maintain the following documents on the website:

●

The NHC Code of Ethics. This Code has been adopted for all employees of our Administrative Services Contractor, Officers and Directors of the Company. The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Business Conduct that amended, restated, and replaced the prior Code of Ethics.

●

Information on our "NHC Valuesline", which allows our staff and investors unrestricted access to our Corporate Compliance Officer, executive officers and directors. The toll-free number is 888–568–8578 and the communications may be incognito, if desired.

●	The NHC Restated Audit Committee Charter.

●	The NHC Compensation Committee Charter Restated 2013.

●	The NHC Nominating and Corporate Governance Committee Charter.

We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.

ITEM 1A.	RISK FACTORS

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

The Affordable Care Act and its implementation could impact our business. The Affordable Care Act may continue to alter the existing U.S. health care system for the delivery and financing of health care. A significant goal of Federal health care reform is to transform the delivery of health care by changing reimbursement for health care services to hold providers accountable for the cost and quality of care provided. Medicare and many commercial third-party payors are implementing ACO models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals at lower cost. Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. In addition, CMS is implementing programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. Providers who respond successfully to these trends and can deliver quality care at lower cost are likely to benefit financially. The Affordable Care Act and the programs implemented by the law may reduce reimbursements for our services and may impact the demand for the Company’s products. In addition, various healthcare programs and regulations may be ultimately implemented at the federal or state level. Failure to respond successfully to these trends could negatively impact our business, results of operations and/or financial condition.

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

The regulatory environment surrounding the post–acute and long–term care industry has intensified, particularly for larger for–profit, multi–facility providers like us. The federal government has imposed extensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, denials of payment for new Medicare and Medicaid admissions and civil monetary penalties. If we fail to comply, or are perceived as failing to comply, with the extensive laws and regulations applicable to our business, we could become ineligible to receive government program reimbursement, be required to refund amounts received from Medicare, Medicaid or private payors, suffer civil or criminal penalties, suffer damage to our reputation in various markets or be required to make significant changes to our operations. We are also subject to federal and state laws that govern financial and other arrangements between health care providers. These laws often prohibit certain direct and indirect payments or fee–splitting arrangements between health care providers that are designed to induce the referral of patients to a provider for medical products and services. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in reimbursement programs and/or civil and criminal penalties. Furthermore, some states restrict certain business relationships between physicians and other providers of health care services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. From time to time, we may seek guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. Furthermore, should we lose licenses or certifications for many our facilities as a result of regulatory action or otherwise, we could be deemed in default under some of our agreements, including agreements governing outstanding indebtedness. We also are subject to potential lawsuits under a federal whistle–blower statute designed to combat fraud and abuse in the health care industry, known as the federal False Claims Act.  These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.  When a private party brings a qui tam action under the False Claims Act, it files the complaint with the court under seal, and the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation. Even if, during an investigation, the court partially unseals a complaint to allow the government and a defendant to work toward a resolution of the complaint's allegations, the defendant is prohibited from revealing to anyone the existence of the compliant or that the partial unsealing has occurred.

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

Significant regulatory changes, including the Sarbanes–Oxley Act and rules and regulations promulgated as a result of the Sarbanes–Oxley Act, have increased, and in the future, are likely to further increase general and administrative costs. In order to comply with the Sarbanes–Oxley Act of 2002, the listing standards of the NYSE exchange, and rules implemented by the Securities and Exchange Commission (SEC), we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources. Moreover, in the rapidly changing regulatory environment in which we operate, there is significant uncertainty as to what will be required to comply with many of the regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

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

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. We provide management and/or financial services to skilled nursing facilities, assisting living facilities and independent living facilities owned by third parties. At December 31, 2017, we perform management services (which include financial services) for 11 such centers and accounting and financial services for an additional 20 such centers. The "Risk Factors" contained herein as applying to us may in many instances apply equally to these other entities for which we provide services. We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities. Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2017, we leased or owned 68 skilled nursing facilities, 21 assisted living facilities, and four independent living facilities. Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment. Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers. We are undertaking a process to allocate more aggressively capital spending within our owned and leased facilities in an effort to address issues that arise in connection with an aging physical plant.

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

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in harm to patients; business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data; litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; reputational damage; or federal and state governmental inquiries. Any failure to maintain proper functionality and security of our information systems could have a material adverse effect on our business, financial condition and results of operations.

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

The health care industry is divided into a variety of competitive areas that market similar services. These competitors include skilled nursing, assisted living, independent living facilities, homecare services, hospice providers and other operations. Our facilities generally operate in communities that also are served by similar facilities operated by our competitors. Certain of our competitors are operated by not–for–profit, non–taxpaying or governmental agencies that can finance capital expenditures on a tax-exempt basis and that receive funds and charitable contributions unavailable to us. Our facilities compete based on factors such as our reputation for quality care; the commitment and expertise of our staff; the quality and comprehensiveness of our treatment programs; the physical appearance, location and condition of our facilities and to a limited extend, the charges for services. In addition, we compete with other health care providers for customer referrals from hospitals. As a result, a failure to compete effectively with respect to referrals may have an adverse impact on our business. Many of these competing companies have greater financial and other resources than we have. We cannot assure that increased competition in the future will not adversely affect our financial condition and results of operations.

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

We currently have $100 million of debt outstanding and expect to borrow in the future to fund development and acquisitions. In the event we incur additional indebtedness, this could have important consequences to you. For example, it could:

●	make it more difficult for us to satisfy our financial obligations;

●	increase our vulnerability to general adverse economic and industry conditions, including material adverse regulatory changes such as reductions in reimbursement;

●	limit our ability to obtain financing to fund future working capital, capital expenditures and other general corporate requirement, or to carry out other aspects of our business plan;

●

require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

●	require us to pledge as collateral substantially all of our assets;

●	require us to maintain certain debt coverage and financial ratios at specified levels, thereby reducing our financial flexibility;

●	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

●	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

●	place us at a competitive disadvantage compared to our competitors that have less debt.

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

We may not be able to meet all our capital needs. We cannot assure you that our business will generate cash flow from operations that anticipated revenue growth and improvement of operating efficiencies will be realized or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or certain discretionary capital expenditures.

The performances of our fixed–income and our equity investment portfolios are subject to a variety of investment risks. Our investment portfolios are comprised principally of fixed–income securities and common equities. Our fixed–income portfolio is actively managed by an investment group and includes short–term investments and fixed–maturity securities. The performances of our fixed–income and our equity portfolios are subject to a number of risks, including:

●	Interest rate risk – the risk of adverse changes in the value of fixed–income securities as a result of increases in market interest rates.

●

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

●

Concentration risk – the risk that the portfolio may be too heavily concentrated in the securities of NHI, or certain sectors or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition, performance, or outlook of NHI, or those certain sectors or industries.

●

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

Our stock price is volatile and fluctuations in our operating results, quarterly earnings and other factors may result in declines in the price of our common stock. Equity markets are prone to, and in the last few years have experienced, extreme price and volume fluctuations. Volatility over the past few years has had a significant impact on the market price of securities issued by many companies, including us and other companies in the healthcare industry. If we are unable to operate our businesses as profitably as we have in the past or as our stockholders expect us to in the future, the market price of our common stock will likely decline as stockholders could sell shares of our common stock when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and other factors beyond our control could have an adverse effect on the price of our common stock including:

●	general economic conditions;
●	developments generally affecting the healthcare industry;
●	strategic actions, such as acquisitions or restructurings, or the introduction of new services by us or our competitors;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●	litigation and governmental investigations;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	investor perceptions of us and our business;
●	actions by institutional or other large stockholders;
●	quarterly variations in operating results;
●	changes in financial estimates and recommendations by securities analysts;
●	press releases or negative publicity relating to our competitors or us or relating to trends in health care;
●	sales of stock by insiders;
●	natural disasters, terrorist attacks and pandemics; and
●	additions or departures of key personnel.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Skilled Nursing Facilities

State	City	Center Name	Affiliation	Licensed Beds
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151
	Moulton	NHC HealthCare, Moulton	Leased(1)	136

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135
	Rossville	NHC HealthCare, Rossville	Owned	112

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194
	Madisonville	NHC HealthCare, Madisonville	Owned	94

Massachusetts	Greenfield	Buckley–Greenfield Health Care Center	Leased(1)	120
	Holyoke	Holyoke Health Care Center	Leased(1)	102
	Quincy	John Adams Health Care Center	Leased(1)	71
	Taunton	Longmeadow of Taunton	Leased(1)	100

Missouri	Desloge	NHC HealthCare, Desloge	Leased(1)	120
	Independence	The Villages of Jackson Creek	Leased	120
	Independence	The Villages of Jackson Creek Memory Care	Leased	70
	Joplin	NHC HealthCare, Joplin	Leased(1)	126
	Kennett	NHC HealthCare, Kennett	Leased(1)	170
	Macon	Macon Health Care Center	Owned	120
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	94
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220
	St. Peters	Villages of St. Peters	Leased	130
	Springfield	Springfield Rehabilitation and Health Care Center	Leased	120
	Town & Country	NHC HealthCare, Town & Country	Owned	200
	West Plains	NHC HealthCare, West Plains	Owned	120

New Hampshire	Epsom	Epsom Health Care Center	Leased(1)	108
	Manchester	Maple Leaf Health Care Center	Leased(1)	114
	Manchester	Villa Crest Health Care Center	Leased(1)	126

Skilled Nursing Facilities
(continued)
State	City	Center Name	Affiliation	Licensed Beds
South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290
	Bluffton	NHC HealthCare, Bluffton	Owned	120
	Charleston	NHC HealthCare, Charleston	Owned	132
	Clinton	NHC HealthCare, Clinton	Owned	131
	Columbia	NHC HealthCare, Parklane	Owned	180
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152
	Greenville	NHC HealthCare, Greenville	Owned	176
	Laurens	NHC HealthCare, Laurens	Leased(1)	176
	Lexington	NHC HealthCare, Lexington	Owned	170
	Mauldin	NHC HealthCare, Mauldin	Owned	180
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148
	North Augusta	NHC HealthCare, North Augusta	Owned	192
	Sumter	NHC HealthCare, Sumter	Managed	138

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	88
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	200
	Columbia	NHC HealthCare, Columbia	Owned	106
	Columbia	NHC-Maury Regional Transitional Care Center	Owned	112
	Cookeville	NHC HealthCare, Cookeville	Managed	94
	Dickson	NHC HealthCare, Dickson	Leased(1)	191
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	110
	Farragut	NHC HealthCare, Farragut	Owned	100
	Franklin	NHC Place, Cool Springs	Owned	180
	Franklin	NHC HealthCare, Franklin	Leased(1)	80
	Gallatin	NHC Place, Sumner	Owned	92
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160
	Kingsport	NHC HealthCare, Kingsport	Owned	60
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	166
	Knoxville	Holston Health & Rehabilitation Center	Owned	94
	Knoxville	NHC HealthCare, Knoxville	Owned	129
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	125
	Milan	NHC HealthCare, Milan	Leased(1)	117
	Murfreesboro	AdamsPlace	Owned	90
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181
	Nashville	Lakeshore, Heartland	Managed	66
	Nashville	Lakeshore, The Meadows	Managed	113
	Nashville	The Health Center of Richland Place	Managed	107
	Nashville	NHC Place at The Trace	Owned	90
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	120
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102
	Smithville	NHC HealthCare, Smithville	Leased(1)	114
	Somerville	NHC HealthCare, Somerville	Leased(1)	72
	Sparta	NHC HealthCare, Sparta	Leased(1)	105
	Springfield	NHC HealthCare, Springfield	Owned	107
	Tullahoma	NHC HealthCare, Tullahoma	Owned	90

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120

Assisted Living Units

State	City	Center	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26
	Independence	The Villages of Jackson Creek	Leased	52
	St. Peters	Villages of St. Peters	Leased	52
	St. Peters	Villages of St. Peters Memory Care	Owned(3)	60

New Hampshire	Manchester	Villa Crest Assisted Living	Leased(1)	29

South Carolina	Bluffton	The Palmettos of Bluffton	Owned	78
	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45
	Murrells Inlet	The Palmettos of Garden City	Owned	80

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Franklin	NHC Place, Cool Springs	Owned	89
	Gallatin	NHC Place, Sumner	Owned	60
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	2
	Murfreesboro	AdamsPlace	Owned	106
	Nashville	Lakeshore Heartland	Managed	9
	Nashville	Lakeshore, The Meadows	Managed	10
	Nashville	Richland Place	Managed	24
	Nashville	The Place at the Trace	Owned	80
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units
Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63
	Murfreesboro	AdamsPlace	Owned	93
	Nashville	Richland Place Retirement Apts.	Managed	137

Homecare Programs

State	City	Homecare Programs
Florida	Carrabelle	NHC HomeCare of Carrabelle
	Chipley	NHC HomeCare of Chipley
	Crawfordville	NHC HomeCare of Crawfordville
	Merritt Island	NHC HomeCare of Merritt Island
	Panama City	NHC HomeCare of Panama City
	Port St. Joe	NHC HomeCare of Port St. Joe
	Quincy	NHC HomeCare of Quincy
	Vero Beach	NHC HomeCare of Vero Beach

Missouri	St. Louis	NHC HomeCare of St. Louis

South Carolina	Aiken	NHC HomeCare of Aiken
	Bluffton	NHC HomeCare of Beaufort
	Greenville	NHC HomeCare of Greenville
	Greenwood	NHC HomeCare of Greenwood
	Laurens	NHC HomeCare of Laurens
	Murrells Inlet	NHC HomeCare of Murrells Inlet
	Rock Hill	NHC HomeCare of Piedmont
	Summerville	NHC HomeCare of Low Country
	West Columbia	NHC HomeCare of Midlands

Tennessee	Athens	NHC HomeCare of Athens
	Chattanooga	NHC HomeCare of Chattanooga
	Columbia	NHC HomeCare of Columbia
	Cookeville	NHC HomeCare of Cookeville
	Dickson	NHC HomeCare of Dickson
	Franklin	NHC HomeCare of Franklin
	Hendersonville	NHC HomeCare of Hendersonville
	Johnson City	NHC HomeCare of Johnson City
	Knoxville	NHC HomeCare of Knoxville
	Lawrenceburg	NHC HomeCare of Lawrenceburg
	Lewisburg	NHC HomeCare of Lewisburg
	McMinnville	NHC HomeCare of McMinnville
	Milan	NHC HomeCare of Milan
	Murfreesboro	NHC HomeCare of Murfreesboro
	Pulaski	NHC HomeCare of Pulaski
	Somerville	NHC HomeCare of Somerville
	Sparta	NHC HomeCare of Sparta
	Springfield	NHC HomeCare of Springfield

Hospice Programs

State	City	Hospice Programs	Affiliation
Georgia	Rossville	Caris Healthcare – Rossville	Partnership

Missouri	St. Louis	Caris Healthcare – St. Louis	Partnership
	Kansas City	Caris Healthcare – Kansas City	Partnership

South Carolina	Anderson	Caris Healthcare – Anderson	Partnership
	Bluffton	Caris Healthcare – Bluffton	Partnership
	Charleston	Caris Healthcare – Charleston	Partnership
	Columbia	Caris Healthcare – Columbia	Partnership
	Greenville	Caris Healthcare – Greenville	Partnership
	Greenwood	Caris Healthcare – Greenwood	Partnership
	Myrtle Beach	Caris Healthcare – Myrtle Beach	Partnership
	Sumter	Caris Healthcare – Sumter	Partnership

Tennessee	Athens	Caris Healthcare – Athens	Partnership
	Chattanooga	Caris Healthcare – Chattanooga	Partnership
	Columbia	Caris Healthcare – Columbia	Partnership
	Cookeville	Caris Healthcare – Cookeville	Partnership
	Crossville	Caris Healthcare – Crossville	Partnership
	Dickson	Caris Healthcare – Dickson	Partnership
	Greenville	Caris Healthcare – Greenville	Partnership
	Johnson City	Caris Healthcare – Johnson City	Partnership
	Knoxville	Caris Healthcare – Knoxville	Partnership
	Lenoir City	Caris Healthcare – Lenoir City	Partnership
	Milan	Caris Healthcare – Milan	Partnership
	Murfreesboro	Caris Healthcare – Murfreesboro	Partnership
	Nashville	Caris Healthcare – Nashville	Partnership
	Sevierville	Caris Healthcare – Sevierville	Partnership
	Somerville	Caris Healthcare – Somerville	Partnership
	Springfield	Caris Healthcare – Springfield	Partnership

Virginia	Bristol	Caris Healthcare – Bristol	Partnership

(1)	Leased from NHI
(2)	NHC HealthCare/Fort Sanders is owned by a separate limited partnership. The Company owns 25% of the partnership interest and provides management services to Fort Sanders.
(3)

Villages of St. Peters Memory Care is owned by a separate limited liability company. The Company owns 25% of the partnership interest and provides management services to the Villages of St. Peters Memory Care.

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

General and Professional Liability Insurance and Lawsuits

The health care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by skilled nursing facilities and their employees in providing care to residents. As of December 31, 2017, we and/or our managed facilities are currently defendants in 60 claims.

Insurance coverage for all years includes both primary policies and excess policies. The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted from time to time. For 2017, the excess coverage is $9.0 million per occurrence. Additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

The shares of common stock of National HealthCare Corporation are listed on the NYSE-American exchange under the symbol NHC. The closing price for the NHC common shares on February 8, 2018 was $60.03. On December 31, 2017, NHC had approximately 6,300 stockholders, comprised of approximately 2,000 stockholders of record and an additional 4,300 stockholders indicated by security position listings. The following table sets out the quarterly high and low sales prices and cash dividends declared of NHC's common shares.

	Stock Prices		Cash Dividends
	High	Low	Declared
2017
1st Quarter	$77.00	$69.61	$.45
2nd Quarter	75.20	68.40	.48
3rd Quarter	71.12	60.00	.48
4th Quarter	67.88	60.70	.48

2016
1st Quarter	$67.50	$57.16	$.40
2nd Quarter	66.21	60.81	.45
3rd Quarter	67.95	62.58	.45
4th Quarter	78.45	62.65	.45

Although we intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.

Stock Repurchase Programs

In August 2017, the Board of Directors authorized a new common stock purchase program. The program will allow for repurchase of up to $25 million of its common stock. The stock repurchase plan began on September 1, 2017 and will expire on August 31, 2018. No repurchases of common stock have been executed under this current program.

On August 5, 2016 and under a previously authorized repurchase program, the Company repurchased 130,000 shares of its common stock for a total cost of $8,195,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

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

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,239,407	$71.19	568,744
Equity compensation plans not approved by security holders	–	–	–
Total	1,239,407	$71.19	568,744

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2012 through December 31, 2017 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index"). Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information has been derived from the consolidated financial statements of National HealthCare Corporation and should be read in conjunction with those financial statements, accompanying footnotes and Management’s Discussion and Analysis.

	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Operating Data:
Net operating revenues	$966,996	$926,638	$906,622	$871,683	$788,957
Total costs and expenses	(912,886)	(866,096)	(839,496)	(803,672)	(716,876)
Non–operating income	20,439	19,665	18,148	17,182	30,095
Income before income taxes	74,549	80,207	85,274	85,193	102,176
Income tax provision	(18,867)	(29,669)	(32,131)	(31,824)	(37,563)
Net income	55,682	50,538	53,143	53,369	64,613
Net loss attributable to noncontrolling interest	523	–	–	–	–
Dividends to preferred stockholders	–	–	(6,819)	(8,670)	(8,671)
Net income attributable to common stockholders of NHC	$56,205	$50,538	$46,324	$44,699	$55,942

Earnings per common share:
Basic	$3.70	$3.34	$3.34	$3.24	$4.05
Diluted	3.69	3.32	3.20	3.14	3.87

Cash dividends declared:
Per common share	$1.89	$1.75	$1.54	$1.34	$1.26
Per preferred share	–	–	.64	.80	.80

Balance Sheet Data:
Total assets	$1,096,526	$1,087,447	$1,045,329	$1,074,123	$984,358
Accrued risk reserves	93,275	91,162	98,508	106,218	110,557
Long–term debt	100,000	120,000	120,000	10,000	10,000
NHC stockholders’ equity	702,738	669,611	630,996	734,148	688,112

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of post–acute care and senior health care services. At December 31, 2017 we operate or manage 76 skilled nursing facilities with 9,597 licensed beds, 24 assisted living facilities, five independent living facilities, and 36 homecare programs located in 10 states. These operations are provided by separately funded and maintained subsidiaries. We have a non–controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide management services, accounting and financial services, and insurance services to third party operators of healthcare properties. We also own the real estate of 13 healthcare properties and lease these properties to third party operators.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. Inflationary increases in our costs may cause net earnings from patient services to decline.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for 2017 was 90.2% compared to 89.5% and 90.0% in 2016 and 2015, respectively. With the average length of stay decreasing for a skilled nursing patient, as well as the increased availability of assisted living facilities and home and community-based services, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances in positioning ourselves to be an active participant in the health delivery systems as they develop.

Quality of Patient Care

CMS introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare skilled nursing facilities more easily. The Five-Star Quality Rating System gives each skilled nursing operation a rating of between one and five stars in various categories (five stars being the best). The Company has always strived for patient-centered care and quality outcomes as precursors to outstanding financial performance. The average Five-Star rating for all of our skilled nursing facilities was 4.25 for 2017. The table below summarizes our performance in these quality ratings for the most recent three years:

	As of December, 31
	2017	2016	2015
Total number of skilled nursing facilities, end of year	76	74	74
Number of 4 and 5-star rated skilled nursing facilities	62	54	50
Percentage of 4 and 5-star rated skilled nursing facilities	82%	73%	68%

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets. The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF/ALF	New Facility	92 beds/60 units	Gallatin, TN	April, 2015
Memory Care	Partnership	60 beds	St. Peters, MO	November, 2015
SNF	Bed Addition	44 beds	Charleston, SC	May, 2016
SNF/ALF	New Facility	90 beds / 80 units	Nashville, TN	June, 2016
SNF	Bed Addition	8 beds	Kingsport, TN	September, 2016
SNF	New Facility	112 beds	Columbia, TN	January, 2017
ALF	New Facility	78 units	Bluffton, SC	March, 2017
ALF	New Facility	80 units	Garden City, SC	June, 2017
Memory Care	Bed Addition	23 beds	Murfreesboro, TN	July, 2017
SNF	Bed Addition	30 units	Springfield, MO	Under construction
Memory Care	Bed Addition	60 beds	Farragut, TN	Under construction

For the projects under construction at December 31, 2017, the 30-bed skilled nursing addition in Springfield, Missouri is expected to open during the first quarter of 2018. The 60-bed memory care addition in Farragut, Tennessee is expected to open during the fourth quarter of 2018.

During 2017, we plan to apply for Certificates of Need for additional beds in certain of our markets. We also will evaluate the feasibility of expansion into new markets by building Medicare and private pay health care facilities or private pay assisted living communities.

Impact of U.S. Tax Reform

In connection with the enactment of The U.S. Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, we recorded a tax benefit of $8,488,000 during the fourth quarter of 2017. This estimated benefit was due from the revaluation of our net deferred tax liability based on the new lower corporate income tax rate.

This recently passed Tax Act will have a favorable impact on our net income, earnings per share, and operating cash flow in 2018. Like most companies, we continue to evaluate the details within this legislation, but our preliminary estimate indicates our effective tax rate in 2018 should be between 22% to 26% (down from 36% to 39% in prior periods). The Company is evaluating the cash benefit of the Tax Act and believes that it will complement our existing cash usage priorities such as business and capital expenditures that result in growth, dividends to our shareholders, share buybacks, and debt reduction.

Accrued Risk Reserves

Our accrued professional liability reserves, workers’ compensation reserves and health insurance reserves totaled $93,275,000 and $91,162,000 at December 31, 2017 and 2016, respectively, and are a primary area of management focus. We have set aside restricted cash and marketable securities to fund our professional liability and workers’ compensation reserves.

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

Government Program Financial Changes

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

For 2017, our average Medicare per diem rate for skilled nursing facilities increased 1.8% compared to the same period in 2016. No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

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

Overall our average Medicaid per diem increased 2.0 % in 2017 compared to 2016. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments or increasing state funding for home and community–based services, potentially having an impact on funding for skilled nursing facilities.

Medicare – Homecare Programs

In November 2017 and effective January 1, 2018, CMS released its final rule for 2018 home health prospective payment system rates. CMS estimated the net impact of the PPS rule resulted in a 0.4% decrease ($80 million) in Medicare payments for agencies in 2018. This decrease reflects the effects of a 1.0% home health payment update percentage; a -0.97% percent adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth; and the sunset of the rural add-on provision for an impact of -0.5%. The rule also finalizes proposals for the Home Health Value-Based Purchasing (HHVBP) Model and the Home Health Quality Reporting Program (HH QRP). CMS is not finalizing the implementation of the Home Health Groupings Model (HHGM) in this final rule.

In October 2016 and effective January 1, 2017, CMS released its final rule for 2017 home health prospective payment system rates. CMS estimated the net impact of the PPS rule resulted in a 0.7% decrease ($130 million) in Medicare payments for agencies in 2017. The estimated decrease reflects the effects of a 2.5% home health payment update; rebasing adjustments to the national standardized 60-day episode payment rate, the national per-visit payment rate, and the non-routine medical supplies conversion factor (expected impact of -2.3%), and the effects of an adjustment to the national standardized 60-day episode payment rate to account for nominal case-mix growth (expected impact of -0.9%). However, the freestanding home health agencies were expected to have an overall reduction of 0.8%, and agencies in eight states including the states of South Carolina and Florida were expected to average a reimbursement decrease of 1.9%.

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

The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. The Company has presented the financial information for the years ended December 31, 2017, 2016 and 2015 on a comparative basis to conform with the current year segment presentation. For additional information on these reportable segments see Note 1 - “Summary of Significant Accounting Policies”.

The Company’s CODM evaluates performance and allocates capital resources to each segment based on an operating model that is designed to improve the quality of patient care and profitability of the Company while enhancing long-term shareholder value. The CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following table sets forth the Company’s condensed consolidated statements of income by business segment (in thousands):

	Year Ended December 31, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$856,763	$63,080	$-	$919,843
Other revenues	663	-	46,490	47,153
Net operating revenues	857,426	63,080	46,490	966,996

Costs and Expenses:
Salaries, wages and benefits	501,510	33,059	37,474	572,043
Other operating	224,515	20,855	7,564	252,934
Facility rent	32,744	1,980	5,643	40,367
Depreciation and amortization	38,246	177	4,229	42,652
Interest	1,719	-	3,171	4,890
Total costs and expenses	798,734	56,071	58,081	912,886

Income (loss) before non-operating income	58,692	7,009	(11,591)	54,110

Non-operating income	-	-	20,439	20,439

Income before income taxes	$58,692	$7,009	$8,848	$74,549

	Year Ended December 31, 2016
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$817,068	$63,656	$-	$880,724
Other revenues	651	-	45,263	45,914
Net operating revenues	817,719	63,656	45,263	926,638

Costs and Expenses:
Salaries, wages and benefits	480,058	32,597	35,352	548,007
Other operating	205,885	20,705	7,243	233,833
Facility rent	33,129	1,932	6,231	41,292
Depreciation and amortization	34,423	190	4,410	39,023
Interest	1,921	-	2,020	3,941
Total costs and expenses	755,416	55,424	55,256	866,096

Income (loss) before non-operating income	62,303	8,232	(9,993)	60,542

Non-operating income	-	-	19,665	19,665

Income before income taxes	$62,303	$8,232	$9,672	$80,207

	Year Ended December 31, 2015
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$799,409	$65,437	$-	$864,846
Other revenues	626	-	41,150	41,776
Net operating revenues	800,035	65,437	41,150	906,622

Costs and Expenses:
Salaries, wages and benefits	461,216	33,740	37,779	532,735
Other operating	198,585	20,600	7,887	227,072
Facility rent	32,072	1,863	6,032	39,967
Depreciation and amortization	32,451	211	4,452	37,114
Interest	2,112	-	496	2,608
Total costs and expenses	726,436	56,414	56,646	839,496

Income (loss) before non-operating income	73,599	9,023	(15,496)	67,126

Non-operating income	-	-	18,148	18,148

Income before income taxes	$73,599	$9,023	$2,652	$85,274

Results of Operations

The following table and discussion sets forth items from the consolidated statements of income as a percentage of net operating revenues for the years ended December 31, 2017, 2016 and 2015.

Percentage of Net Operating Revenues

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net patient revenues	95.1%	95.0%	95.4%
Other revenues	4.9	5.0	4.6
Net operating revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	59.2	59.1	58.8
Other operating	26.1	25.2	25.0
Facility rent	4.2	4.5	4.4
Depreciation and amortization	4.4	4.2	4.1
Interest	0.5	0.4	0.3
Total costs and expenses	94.4	93.4	92.6
Income before non–operating income	5.6	6.6	7.4
Non–operating income	2.1	2.1	2.0
Income before income taxes	7.7	8.7	9.4
Income tax provision	(2.0)	(3.2)	(3.5)
Net income	5.7	5.5	5.9
Net loss attributable to noncontrolling interest	0.1	0.0	0.0
Dividends to preferred stockholders	0.0	0.0	(0.8)
Net income attributable to common stockholders of NHC	5.8%	5.5%	5.1%

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of income as compared to the prior period.

Period to Period Increase (Decrease)

	2017 vs. 2016		2016 vs. 2015
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$39,119	4.4	$15,878	1.8
Other revenues	1,239	2.7	4,138	9.9
Net operating revenues	40,358	4.4	20,016	2.2
Costs and Expenses:
Salaries, wages and benefits	24,036	4.4	15,272	2.9
Other operating	19,101	8.2	6,761	3.0
Facility rent	(925)	(2.2)	1,325	3.3
Depreciation and amortization	3,629	9.3	1,909	5.1
Interest	949	24.1	1,333	51.1
Total costs and expenses	46,790	5.4	26,600	3.2
Income before non–operating income	(6,432)	(10.6)	(6,584)	(9.8)
Non–operating income	774	3.9	1,517	8.4
Income before income taxes	(5,658)	(7.1)	(5,067)	(5.9)
Income tax provision	10,802	(36.4)	2,462	(7.7)
Net income	5,144	10.2	(2,605)	(4.9)
Net loss attributable to noncontrolling interest	523	-	-	-
Dividends paid to preferred stockholders	-	-	6,819	(100.0)
Net income attributable to common stockholders of NHC	$5,667	11.2	$4,214	9.1

2017 Compared to 2016

In order to facilitate the comparison of the current year financial performance to the prior year, this summary table highlights the impact of the Tax Act on the Company’s 2017 financial performance. During the fourth quarter of 2017, the Company recorded a tax benefit in the amount of $8,488,000 from the revaluation of our net deferred tax liability based on the new lower corporate income tax rate. The two columns in 2017 below outline the financial performance including and excluding the tax reform adjustment, which is in comparison to the 2016 financial performance.

	2017
(dollars in thousands)	Including tax reform adjustment (GAAP)	Excluding tax reform adjustment	2016
Net operating revenues	$966,996	$966,996	$926,638
Income before income taxes	74,549	74,549	80,207
Provision for income taxes	(18,867)	(27,355)	(29,669)
Net income	55,682	47,194	50,538
Net loss attributable to noncontrolling interest	523	523	-
Net income attributable to NHC	56,205	47,717	50,538
Effective income tax rate	25.3%	36.7%	37.0%
Diluted earnings per share	3.69	3.14	3.32

Results for the year ended December 31, 2017 compared to 2016 include a 4.4% increase in net operating revenues and an 11.2% increase in net income attributable to NHC, which includes the 2017 fourth quarter tax reform adjustment. There have been five newly constructed healthcare facilities placed in service during 2016 and 2017 (two skilled nursing facilities and three assisted living facilities). The operating losses before income taxes for these entities were approximately $7,003,000 and $3,882,000 for the years ended December 31, 2017 and 2016, respectively. Therefore, excluding the operating losses from these five newly constructed facilities and the 2017 fourth quarter tax reform benefit, net income attributable to NHC would have been $51,526,000 and $52,906,000 for the years ended December 31, 2017 and 2016, respectively.

The overall average census in owned and leased skilled nursing facilities for 2017 was 90.2% compared to 89.5% in 2016. The composite skilled nursing facility per diem increased 2.6% in 2017 compared to 2016. Medicare and Managed Care per diem rates increased 1.8% and 0.2%, respectively, in 2017 compared to 2016. Medicaid and private pay per diem rates increased 2.0% and 3.2%, respectively, in 2017 compared to 2016.

Net patient revenues totaled $919,843,000, an increase of $39,119,000, or 4.4%, compared to the prior year. The newly constructed healthcare facilities placed in service during 2016 and 2017 helped increase net patient revenues $17,441,000 compared to a year ago. The remaining increase in our net patient revenues is primarily due to the census increase and per diem increases in our existing skilled nursing facility operations.

Other revenues this year were $47,153,000, an increase of $1,239,000, or 2.7%, as further detailed in Note 3 of the consolidated financial statements. Other revenues in 2017 include management and accounting service fees of $16,169,000 ($15,953,000 in 2016), insurance services revenue of $8,003,000 ($7,195,000 in 2016) and rental revenues of $21,957,000 ($21,835,000 in 2016). During the first quarter of 2017, we began management contract services for a third-party owner of two skilled nursing facilities in the middle Tennessee area. These two contracts helped increase management fee and insurance services revenues by $827,000 compared to the prior year.

Total costs and expenses for 2017 increased $46,790,000, or 5.4%, to $912,886,000 from $866,096,000 in 2016.

Salaries, wages and benefits, the largest operating costs of the company, increased $24,036,000, or 4.4%, to $572,043,000 from $548,007,000. These costs were 59.2% and 59.1% of net operating revenues for 2017 and 2016, respectively. The newly constructed healthcare facilities placed in service during 2016 and 2017 helped increase salaries, wages and benefits by $8,220,000 compared to a year ago. The remaining increase in salaries, wages and benefits in 2017 is due to the increase in our existing skilled nursing facilities and the continued wage pressure in certain markets in which we operate.

Other operating expenses increased $19,101,000, or 8.2%, to $252,934,000 for 2017 compared to $233,833,000 in 2016. These costs were 26.1% and 25.2% of net operating revenues for 2017 and 2016, respectively. The increase in other operating expenses for 2017 was primarily due to the operations of the newly constructed healthcare facilities compared to a year ago ($9,098,000). We also had unfavorable results within our self-insurance accrued risk reserve programs compared to a year ago ($6,368,000) due to the increase in professional liability lawsuits during 2017. As of December 31, 2017, we and/or our managed facilities are currently defendants in 60 claims. At December 31, 2016, we and/or our managed facilities were defendants in 43 claims.

Facility rent expense decreased $925,000, or 2.2%, to $40,367,000.

Depreciation and amortization increased 9.3% to $42,652,000. The majority of the increase in depreciation expense is due to the five newly constructed healthcare facilities.

Interest expense increased $949,000 to $4,890,000 in 2017 from $3,941,000 in 2016. The increase in interest expense is primarily from the increased interest rate on the line of credit borrowings compared to a year ago. At December 31, 2017, we had $90 million outstanding on our credit facility.

Non–operating income in 2017 increased $774,000, or 3.9% to $20,439,000, as further detailed in Note 4 of the consolidated financial statements. The increase in non-operating income is primarily from the sale of the 83-unit assisted living facility in Evans, Georgia during the third quarter of 2017 in which we had an equity method investment and 10% ownership stake. This sale transaction increased non-operating income $1,310,000 in comparison to a year ago. We also received approximately $250,000 annually in management services revenue from this entity, in which we no longer provided management services after September 30, 2017.

The noncontrolling interest in a subsidiary is the joint venture operations of a skilled nursing facility in Columbia, Tennessee. This facility opened and began operating in January 2017 in which NHC owns 80% of the operating entity and Maury Regional Medical Center owns 20% of the entity.

The income tax provision for 2017 is $18,867,000 (an effective income tax rate of 25.3%). As stated above, we recorded a tax benefit of $8,488,000 during the fourth quarter of 2017 due to the U.S. tax reform legislation. This estimated benefit was due from the revaluation of our net deferred tax liabilities based on the new lower federal corporate income tax rate. The income tax provision and effective tax rate for 2017 were also favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,753,000 or 2.4% of income before taxes in 2017.

The income tax provision for 2016 is $29,669,000 (an effective income tax rate of 37.0%). The income tax provision and effective tax rate for 2016 were favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,368,000 or 1.7% of income before taxes in 2016.

2016 Compared to 2015

Results for the year ended December 31, 2016 compared to 2015 include a 2.2% increase in net operating revenues and a 9.1% increase in net income available to common stockholders. There have been four newly constructed healthcare facilities placed in service during 2015 and 2016 (two skilled nursing facilities and two assisted living facilities). The operating losses before income taxes for these entities were approximately $7,583,000 and $3,705,000 for the years ended December 31, 2016 and 2015, respectively. Therefore, excluding the operating losses from these four newly constructed facilities, net income attributable to NHC would have been $55,164,000 and $48,584,000 for the years ended December 31, 2016 and 2015, respectively.

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

As to rental revenues, effective January 1, 2016, we entered into a new triple net lease agreement for 11 of the 13 healthcare properties that we own and lease to third party operators. The new lease agreement is for a ten-year period and increased rental income for the year ended December 31, 2016 by approximately $2,283,000 over 2015 and the previous lease agreement.

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

Facility rent expense increased $1,325,000, or 3.3%, to $41,292,000.

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

	Year Ended		One Year Change		Year Ended		One Year Change
	12/31/17	12/31/16	$	%	12/31/16	12/31/15	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$31,589	$49,314	$(17,725)	(35.9)	$49,314	$80,418	$(31,104)	(38.7)

Cash provided by operating activities	94,466	90,882	3,584	3.9	90,882	83,355	7,527	9.0

Cash used in investing activities	(9,560)	(81,476)	71,916	88.2	(81,476)	(72,784)	(8,692)	(11.9)

Cash used in financing activities	(49,074)	(27,131)	(21,943)	(80.9)	(27,131)	(41,675)	14,544	34.9

Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$67,421	$31,589	$35,832	113.4	$31,589	$49,314	$(17,725)	(35.9)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2017 was $94,466,000 as compared to $90,882,000 and $83,355,000 for the years ended December 31, 2016 and 2015, respectively. In 2017, cash provided by operating activities consisted of net income of $55,682,000, adjustments for non–cash items of $44,872,000, gains on the sale of marketable securities of $262,000, and cash distributions in excess of earnings from equity method investments of $897,000. There was cash used for working capital needs in the amount of $6,723,000 in 2017 compared to $10,553,000 and $14,913,000 in 2016 and 2015, respectively.

In 2017, working capital primarily consisted of an increase in accounts receivable of $9,492,000. The increase in accounts receivable is from the new operations of the five healthcare facilities that began operating during the 2016 and 2017 years.

Investing Activities

Cash used in investing activities totaled $9,560,000 for the year ended December 31, 2017, as compared to $81,476,000 and $72,784,000 for the years ended December 31, 2016 and 2015, respectively. Cash used for property and equipment additions was $32,347,000, $62,601,000, and $58,416,000 for the years ended December 31, 2017 and 2016 and 2015, respectively. Sales of restricted marketable securities, net of purchases, resulted in positive cash flow in 2017 of $18,953,000. This is compared to a net use of cash from the purchasing of restricted marketable securities in the amount of $13,978,000 and $12,966,000 in 2016 and 2015, respectively.

In 2017, construction costs included in additions to property and equipment include $2,502,000 for the construction and completion of the 112–bed skilled nursing facility in Columbia, Tennessee that began operations in 2017, which is the partnership between NHC and Maury Regional Medical Center; $3,337,000 for the final construction and furnishings of the two assisted living facilities in South Carolina that began operations in 2017; $3,865,000 for the construction and completion of the 23 unit memory care addition located in Murfreesboro, Tennessee that opened during the third quarter of 2017; and $3,728,000 for the construction of the 30 bed addition to a skilled nursing facility in Springfield, Missouri that will begin operations in 2018.

Financing Activities

Net cash used in financing activities totaled $49,074,000, $27,131,000 and $41,675,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

During the fourth quarter of 2017, $20,000,000 was used to pay down the outstanding principal balance on our credit facility. Dividends paid to common stockholders for the 2017 and 2016 years were $28,237,000 and $25,795,000, respectively. For the 2015 year, $30,075,000 was used to pay dividends to the Company’s common and preferred stockholders. Proceeds from the issuance of common stock, primarily from the exercise of stock options, totaled $2,524,000 in 2017 compared to $10,772,000 and $10,634,000 for 2016 and 2015, respectively. On August 5, 2016, the Company repurchased 130,000 shares of its common stock for a total cost of $8,195,000.

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

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2017 are as follows (in 000’s):

	Total	Less than 1 year	1–3 Years	3–5 Years	After 5 Years
Long–term debt principal	$100,000	$–	$90,000	$–	$10,000
Long–term debt – interest	11,214	3,039	5,496	765	1,914
Construction obligations	11,441	11,441	–	–	–
Operating and capital leases	345,617	39,400	78,800	78,800	148,617
Total contractual cash obligations	$468,272	$53,880	$174,296	$79,565	$160,531

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $59,118,000, marketable securities of $139,085,000 and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long–term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $59,118,000, marketable securities of $139,085,000, and our borrowing capacity on the credit facility. At December 31, 2017, the outstanding balance on the credit facility is $90,000,000; therefore, leaving $85,000,000 available for future borrowings. The maturity date on the credit facility is October 7, 2020. The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

Guarantees

At December 31, 2017, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit. We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2017, we did not participate in any such financial investments.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Revenue Recognition – Third Party Payors

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review. We have made provisions of approximately $17,389,000 and $17,019,000 as of December 31, 2017 and 2016, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

Revenue Recognition – Subordination of Fees and Uncertain Collections

We provide management services to healthcare operators and to others we provide accounting and financial services. We generally charge 6% of net operating revenues for our management services and a predetermined fixed rate per bed for the accounting and financial services. Our policy is to recognize revenues associated with both management services and accounting and financial services on an accrual basis as the services are provided. However, under the terms of our management contracts, payments for our management services are subject to subordination to other expenditures of the long–term care center being managed. Furthermore, for certain of the third parties with whom we have contracted to provide services and which we have determined, based on insufficient historical collections and the lack of expected future collections, that collection is not reasonably assured, our policy is to recognize revenues only in the period in which the amounts are realized. We may receive payment for the unpaid and unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of the centers or proceeds from the sale of the centers are sufficient to pay the fees. There can be no assurance that such future cash flows will occur. The realization of such previously unrecognized revenue could cause our reported net income to vary significantly from period to period.

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

Professional liability remains an area of particular concern to us. The long-term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents. As of December 31, 2017, we and/or our managed centers are defendants in 60 claims. It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At December 31, 2017, we have available for sale debt marketable securities in the amount of $166,395,000. The fixed income portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed income portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations. At December 31, 2017, our debt marketable securities had gross realized gains of $823,000 and gross unrealized losses of $1,705,000.

As of December 31, 2017, both our long–term debt and credit facility bear interest at variable interest rates. Currently, we have long–term debt outstanding of $100.0 million. Based on our outstanding long–term debt, a 1% change in interest rates would change our interest cost by approximately $1,000,000.

Approximately $967,000 of our notes receivable bear interest at variable rates (generally at the prime rate plus 2%). Because the interest rates of these instruments are variable, a hypothetical 1% change in interest rates would result in a related increase or decrease in interest income of approximately $10,000.

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

Credit Risk

Credit risk is managed by diversifying the fixed income portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Corporate debt securities and asset–backed securities comprise approximately 72% of the fair value of the fixed income portfolio. At December 31, 2017, the credit quality ratings for our fixed income portfolio consisted of the following investment grades (as a percent of fair value): 29% AAA rated, 16% AA rated, 41% A rated, and 14% BBB rated.

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At December 31, 2017, the fair value of our equity marketable securities is approximately $139,085,000. Of the $139.1 million equity securities portfolio, our investment in NHI comprises approximately $122.9 million, or 88%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $13.9 million. At December 31, 2017, our equity marketable securities had unrealized gains of $108.9 million. Of the $108.9 million unrealized gains, $98.2 million is related to NHI.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

National HealthCare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements and schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Nashville, Tennessee

February 20, 2018

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net patient revenues	$919,843	$880,724	$864,846
Other revenues	47,153	45,914	41,776
Net operating revenues	966,996	926,638	906,622

Costs and expenses:
Salaries, wages and benefits	572,043	548,007	532,735
Other operating	252,934	233,833	227,072
Facility rent	40,367	41,292	39,967
Depreciation and amortization	42,652	39,023	37,114
Interest	4,890	3,941	2,608
Total costs and expenses	912,886	866,096	839,496

Income before non–operating income	54,110	60,542	67,126
Non–operating income	20,439	19,665	18,148

Income before income taxes	74,549	80,207	85,274
Income tax provision	(18,867)	(29,669)	(32,131)
Net income	55,682	50,538	53,143

Net loss attributable to noncontrolling interest	523	–	–
Dividends to preferred stockholders	–	–	(6,819)

Net income attributable to common stockholders of National HealthCare Corporation	$56,205	$50,538	$46,324

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$3.70	$3.34	$3.34
Diluted	$3.69	$3.32	$3.20

Weighted average common shares outstanding:
Basic	15,189,920	15,134,518	13,889,134
Diluted	15,218,962	15,206,997	14,491,433

Dividends declared per common share	$1.89	$1.75	$1.54
Dividends declared per preferred share	$–	$–	$.64

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$55,682	$50,538	$53,143

Other comprehensive income (loss):
Unrealized gains (losses) on investments in marketable securities	2,717	21,705	(17,740)
Reclassification adjustment for realized gains on sale of securities	(262)	(816)	(566)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,019)	(8,185)	7,062
Other comprehensive income (loss), net of tax	1,436	12,704	(11,244)

Net loss attributable to noncontrolling interest	523	–	–

Comprehensive income attributable to National HealthCare Corporation	$57,641	$63,242	$41,899

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$59,118	$26,335
Restricted cash and cash equivalents	6,397	3,125
Marketable securities	139,085	138,013
Restricted marketable securities	21,012	22,773
Accounts receivable, less allowance for doubtful accounts of $5,041 and $5,743, respectively	86,767	82,531
Inventories	7,153	7,508
Prepaid expenses and other assets	2,864	2,648
Notes receivable, current portion	1,450	3,259
Federal income tax receivable	5,465	4,665
Total current assets	329,311	290,857

Property and Equipment:
Property and equipment, at cost	958,748	933,140
Accumulated depreciation and amortization	(409,429)	(373,516)
Net property and equipment	549,319	559,624

Other Assets:
Restricted cash and cash equivalents	1,906	2,129
Restricted marketable securities	145,383	160,931
Deposits and other assets	4,867	5,244
Goodwill	17,600	17,600
Notes receivable, less current portion	11,801	13,820
Investments in limited liability companies	36,339	37,242
Total other assets	217,896	236,966
Total assets	$1,096,526	$1,087,447

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Liabilities and Equity
Current Liabilities:
Trade accounts payable	$15,978	$18,593
Capital lease obligations, current portion	3,696	3,481
Accrued payroll	67,102	65,912
Amounts due to third party payors	17,389	17,019
Accrued risk reserves, current portion	27,409	25,898
Other current liabilities	16,194	13,207
Dividends payable	7,297	6,818
Total current liabilities	155,065	150,928

Long–term debt	100,000	120,000
Capital lease obligations, less current portion	23,052	26,748
Accrued risk reserves, less current portion	65,866	65,264
Refundable entrance fees	8,827	9,924
Obligation to provide future services	2,887	3,236
Deferred income taxes	18,376	22,072
Other noncurrent liabilities	15,795	16,302
Deferred revenue	3,226	3,362
Total liabilities	393,094	417,836

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,212,133 and 15,162,938 shares, respectively, issued and outstanding	152	152
Capital in excess of par value	215,659	211,457
Retained earnings	419,423	391,934
Accumulated other comprehensive income	67,504	66,068
Total National HealthCare Corporation stockholders’ equity	702,738	669,611
Noncontrolling interest	694	–
Total equity	703,432	669,611
Total liabilities and equity	$1,096,526	$1,087,447

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$55,682	$50,538	$53,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,652	39,023	37,114
Provision for doubtful accounts	5,256	5,967	6,583
Equity in earnings of unconsolidated investments	(6,932)	(6,636)	(5,845)
Distributions from unconsolidated investments	7,829	8,059	6,505
Gains on sale of marketable securities	(262)	(816)	(566)
Deferred income taxes	(4,714)	4,791	(648)
Stock–based compensation	1,678	509	1,982
Changes in operating assets and liabilities:
Accounts receivable	(9,492)	(4,403)	(11,835)
Federal income tax receivable	(800)	(1,462)	1,524
Inventories	355	60	(441)
Prepaid expenses and other assets	(796)	(477)	89
Trade accounts payable	(2,615)	(1,535)	4,251
Accrued payroll	1,190	574	5,479
Amounts due to third party payors	370	365	(6,277)
Accrued risk reserves	3,070	(4,541)	(7,175)
Other current liabilities	2,987	1,015	(280)
Obligation to provide future services	(349)	(204)	(487)
Other noncurrent liabilities	(507)	8	283
Deferred revenue	(136)	47	(44)
Net cash provided by operating activities	94,466	90,882	83,355
Cash Flows From Investing Activities:
Additions to property and equipment	(32,347)	(62,601)	(58,416)
Investments in unconsolidated companies	(246)	(1,282)	(674)
Investments in notes receivable	(202)	(5,251)	(5,676)
Collections of notes receivable	4,282	1,636	4,948
Purchases of marketable securities	(31,244)	(48,620)	(60,540)
Sale of marketable securities	50,197	34,642	47,574
Net cash used in investing activities	(9,560)	(81,476)	(72,784)
Cash Flows From Financing Activities:
Principal payments under line of credit agreement	(20,000)	–	–
Principal payments under capital lease obligations	(3,481)	(3,278)	(3,089)
Borrowings under credit facility	–	–	110,000
Redemption of preferred shareholders	–	–	(130,538)
Dividends paid to common stockholders	(28,237)	(25,795)	(21,089)
Dividends paid to preferred stockholders	–	–	(8,986)
Issuance of common shares	2,524	10,772	10,634
Repurchase of common shares	–	(8,195)	–
Equity attributable to noncontrolling interest	1,217	–	–
Tax (expense) benefit from exercise of stock options	–	(1,096)	1,942
Debt issuance costs	–	–	(601)
Entrance fee deposits (refunds)	(1,097)	59	(354)
Change in deposits	–	402	406
Net cash used in financing activities	(49,074)	(27,131)	(41,675)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	35,832	(17,725)	(31,104)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	31,589	49,314	80,418
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$67,421	$31,589	$49,314

Balance Sheet Classifications:
Cash and cash equivalents	$59,118	$26,335	$38,208
Restricted cash and cash equivalents	8,303	5,254	11,106
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$67,421	$31,589	$49,314

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued, in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental Information:

Cash payments for interest	$5,183	$4,528	$2,965

Cash payments for income taxes	23,550	27,668	29,183

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Equity

(in thousands, except for share and per share amounts)

	Preferred Stock		Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2015	10,836,659	$170,494	14,110,859	$140	$154,965	$343,941	$64,608	$–	$734,148
Net income	–	–	–	–	–	53,143	–	–	53,143
Other comprehensive loss	–	–	–	–	–	–	(11,244)	–	(11,244)
Stock–based compensation	–	–	–	–	1,982	–	–	–	1,982
Tax benefit from exercise of stock options	–	–	–	–	1,942	–	–	–	1,942
Shares sold – options exercised	–	–	273,000	3	10,631	–	–	–	10,634
Shares issued in conversion of preferred stock to common stock	(2,548,561)	(39,956)	616,757	7	39,949	–	–	–	–
Redemption of preferred stock	(8,288,098)	(130,538)	–	–	–	–	–	–	(130,538)
Dividends declared to preferred stockholders ($0.64 per share)	–	–	–	–	–	(6,819)	–	–	(6,819)
Dividends declared to common stockholders ($1.54 per share)	–	–	–	–	–	(22,252)	–	–	(22,252)
Balance at January 1, 2016	–	$–	15,000,616	$150	$209,469	$368,013	$53,364	$–	$630,996
Net income attributable to National HealthCare Corporation	–	–	–	–	–	50,538	–	–	50,538
Other comprehensive income	–	–	–	–	–	–	12,704	–	12,704
Stock–based compensation	–	–	–	–	509	–	–	–	509
Tax expense from exercise of stock options	–	–	–	–	(1,096)	–	–	–	(1,096)
Shares sold – options exercised	–	–	292,322	3	10,769	–	–	–	10,772
Repurchase of common shares	–	–	(130,000)	(1)	(8,194)	–	–	–	(8,195)
Dividends declared to common stockholders ($1.75 per share)	–	–	–	–	–	(26,617)	–	–	(26,617)
Balance at January 1, 2017	–	$–	15,162,938	$152	$211,457	$391,934	$66,068	$–	$669,611
Net income attributable to National HealthCare Corporation	–	–	–	–	–	56,205	–	–	56,205
Net loss attributable to noncontrolling interest	–	–	–	–	–	–	–	(523)	(523)
Equity contributed by noncontrolling interest	–	–	–	–	–	–	–	1,217	1,217
Other comprehensive income	–	–	–	–			1,436	–	1,436
Stock–based compensation	–	–	–	–	1,678	–	–	–	1,678
Shares sold – options exercised	–	–	49,195	–	2,524	–	–	–	2,524
Dividends declared to common stockholders ($1.89 per share)	–	–	–	–	–	(28,716)	–	–	(28,716)
Balance at December 31, 2017	–	$–	15,212,133	$152	$215,659	$419,423	$67,504	$694	$703,432

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) include our wholly owned and controlled subsidiaries and affiliates. All material intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income (loss) that is attributable to NHC and the noncontrolling interest in its consolidated statements of income.

Variable interest entities (“VIEs”) in which we have an interest have been consolidated when we have been identified as the primary beneficiary. Investments in ventures in which we have the ability to exercise significant influence but do not have control over are accounted for using the equity method. Equity method investments are initially recorded at cost and subsequently are adjusted for our share of the venture’s earnings or losses and cash distributions. Our most significant equity method investment is a 75.1% noncontrolling ownership interest in Caris, a business that specializes in hospice care services. Investments in entities in which we lack the ability to exercise significant influence are included in the consolidated financial statements at cost unless there has been a decline in the market value of our investment that is deemed to be other than temporary.

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

Certain managed care payors for homecare services pay on a per-visit basis. This non-episodic based revenue is recorded on an accrual basis based upon the date of services at amounts equal to its established or estimated per-visit rates.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are in compliance with all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services. The assignment of patients to the various RUG categories is subject to post–payment review by Medicare intermediaries or their agents. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review. We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $17,389,000 and $17,019,000 as of December 31, 2017 and 2016, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

Other Revenues

As discussed in Note 3 other revenues include revenues from the provision of insurance services, management and accounting services to other long–term care providers, and rental income. Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income as earned over the related policy period. We charge for management services based on a percentage of net revenues. We charge for accounting services based on a monthly fee or a fixed fee per bed of the long–term care center under contract. We record other revenues on the accrual basis based on the terms of our contractual arrangements.

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

Segment Reporting

In accordance with the provisions of ASC 280, Segment Reporting, the Company is required to report financial and descriptive information about its reportable operating segments. Beginning in the first quarter of 2017 with the leadership change of the Company’s Chief Executive Officer, we reassessed and realigned our reportable operating segments to coincide with the way our new leadership and CODM measures Company performance and allocates resources. The Company now has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities and assisted and independent living facilities, and (2) homecare services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate officer. See Note 5 for further disclosure of the Company’s operating segments.

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

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of income. The provisions for doubtful accounts were $5,256,000, $5,967,000, and $6,583,000 for 2017, 2016 and 2015, respectively.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, which were $30.7 million, $29.3 million, and $34.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Continuing Care Contracts and Refundable Entrance Fees

We have one continuing care retirement center (“CCRC”) within our operations. Residents at this retirement center may enter into continuing care contracts with us. The contract provides that 10% of the resident entry fee becomes non–refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re–assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee. In each case, we amortize the non–refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees when residents relocate from our community and the apartment is re–occupied. Refundable entrance fees are classified as non–current liabilities and non–refundable entrance fees are classified as deferred revenue in the Company's consolidated balance sheets. The balances of refundable entrance fees as of December 31, 2017 and December 31, 2016 were $8,827,000 and $9,924,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non–refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. At December 31, 2017 and 2016, we have recorded a future service obligation in the amounts of $2,887,000 and $3,236,000, respectively.

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

Also, under ASC Topic 740, Income Taxes, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Liabilities for income tax matters include amounts for income taxes, applicable penalties, and interest thereon and are the result of the potential alternative interpretations of tax laws and the judgmental nature of the timing of recognition of taxable income.

Noncontrolling Interest

The noncontrolling interest in a subsidiary is presented within total equity in the Company’s consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income attributable to NHC in its consolidated statements of income. The Company’s earnings per share is calculated based on net income attributable to NHC’s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, marketable securities, restricted marketable securities and notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash and cash equivalents is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. We perform continual credit evaluations of our clients and maintain allowances for doubtful accounts on these accounts receivable. Marketable securities and restricted marketable securities are held primarily in accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) as discussed in Note 11.

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

Recently Adopted Accounting Guidance

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016–18, “Statement of Cash Flows (Topic 230)—Restricted Cash—a consensus of the FASB Emerging Issues Task Force”. This revised standard is an effort by the FASB to reduce diversification in practice by providing specific guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The updated guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included in the “beginning–of–period” and “end–of–period” total amounts shown on the statement of cash flows. The effective date for this standard is for years beginning after December 15, 2017, with early adoption permitted. Effective December 31, 2016, the Company elected to early adopt this standard.

In March 2016, the FASB issued ASU 2016–09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share–Based Payment Accounting”. ASU 2016–09 simplifies the accounting for share–based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016–09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. On January 1, 2017, the Company adopted the provisions of ASU 2016-09. As a result of the adoption, the Company has recognized $237,000 of excess tax benefits related to share-based payments in our provision for income taxes for the year ended December 31, 2017. These items were historically recorded in additional paid-in capital. In addition, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax related cash flows. The Company elected to apply the change in presentation of excess tax benefits in the statements of cash flows on a prospective basis.

In January 2016, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company elected to adopt the guidance during our goodwill impairment testing date of October 1, 2017. This guidance did not have an impact on our consolidated financial statements.

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

For a public entity, this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period by applying either the full retrospective method or the cumulative catch-up transition method. The Company will adopt the New Revenue Standard using the full retrospective method effective January 1, 2018.

In preparation for the adoption of the New Revenue Standard, the Company has completed its evaluation of its population of revenue sources and determined an appropriate level of disaggregation. The Company continues to evaluate and refine its estimates of the anticipated impacts the New Revenue Standard will have on its revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework. Additionally, the Company continues to monitor specific developments related to our CCRC and will continue to evaluate the impact of the New Revenue Standard on our revenue sources from our CCRC as it relates to these developments.

In January 2016, the FASB issued ASU No. 2016–01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)”. ASU No. 2016–01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016–01 requires the change in fair value of many equity investments to be recognized in net income.  ASU No. 2016–01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.   Adopting ASU No. 2016–01 will result in a cumulative effect adjustment to the Company’s retained earnings as of the beginning of the year of adoption. We are currently evaluating the potential effects of adopting the provisions of ASU No. 2016–01.

In February 2016, the FASB issued ASU 2016–02, "Leases (Topic 842)". The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. We anticipate this standard will have a material impact on our consolidated financial statements and result in an increase to total assets and total liabilities. Additionally, we are currently evaluating the impact this standard will have on our policies and procedures and internal control framework.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statements of Cash Flows”. ASU 2016-15 was issued to create consistency in the classification of eight specific cash flow items. Specifically, the guidance provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a 1) cumulative earnings approach, or 2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity-method earnings since inception. Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for interim and annual periods beginning after December 15, 2017. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Management Contracts

We currently manage five skilled nursing facilities for National under a management contract. The management contract has been extended until January 1, 2028. See Note 3 for additional information regarding management services fees recognized from National.

Financing Activities

During 1991, we borrowed $10,000,000 from National. The term note payable currently requires quarterly interest payments at the prime rate minus 0.85 percent. The entire principal is due at maturity in 2028 upon termination of the management contract.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At December 31, 2017, National did not have an outstanding balance on the line of credit.

The maximum line of credit commitment amount of $2,000,000 is also the amount of a deferred gain that has been outstanding since NHC sold certain assets to National in 1988. The amount of the deferred gain is expected to remain deferred until the management contract with National expires, currently scheduled in January 2028. The deferred gain is included in deferred revenue in the consolidated balance sheets.

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation in the ESOP. National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. The administrative fee paid to National for the years ended December 31, 2017, 2016, and 2015 was $5,134,000, $4,701,000, and $4,542,000, respectively. At December 31, 2017 and 2016, the Company has recorded $2,521,000 and $1,775,000, respectively, in accounts receivable and $86,000 and $3,312,000, respectively, in accounts payable in the consolidated balance sheets as a result of the timing differences between interim payments for payroll and employee benefits services costs.

National’s Ownership of Our Stock

At December 31, 2017, National owns 1,084,763 shares (or approximately 7.1%) of our outstanding common stock.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Insurance services	$8,003	$7,195	$7,012
Management and accounting service fees	16,169	15,953	14,586
Rental income	21,957	21,835	19,191
Other	1,024	931	987
	$47,153	$45,914	$41,776

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 were $5,300,000, $4,508,000, and $4,215,000, respectively. Associated losses and expenses are reflected in the consolidated statements of income as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 were $2,703,000, $2,687,000, and $2,797,000, respectively. Associated losses and expenses including those for self–insurance are included in the consolidated statements of income as "Other operating costs and expenses".

Management Fees from National

We have managed skilled nursing facilities for National since 1988, and we currently manage five facilities. See Note 2 regarding our relationship with National.

During 2017, 2016 and 2015, National paid and we recognized approximately $4,194,000, $3,777,000, and $3,599,000, respectively, of management fees and interest on management fees. Unrecognized and unpaid management fees and interest on management fees from National total $21,384,000 and $21,296,000 at December 31, 2017 and 2016, respectively.

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

Management Fees and Financial and Accounting Services for Other Healthcare Centers

During 2017, we provided management services to seven healthcare facilities (in addition to the five National centers) operated by third party owners. During 2016 and 2015, we provided management services to six healthcare facilities (in addition to the five National centers) operated by third party owners. For the years ended December 31, 2017, 2016 and 2015, we recognized management fees of $2,794,000, $2,172,000 and $2,490,000 from these centers, respectively.

During 2017 and 2016, we provided accounting and financial services to 20 healthcare facilities. No management services are provided for entities in which we provide accounting and financial services.

Rental Income

The health care properties currently owned and leased to third party operators are located in the states of Florida and Tennessee. These properties consist of nine skilled nursing facilities and four assisted living facilities. Effective January 1, 2016, we entered into a new triple net lease agreement for eleven of the thirteen properties. The new lease agreement is for a ten-year period and ends on December 31, 2025.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Equity in earnings of unconsolidated investments	$6,932	$6,636	$5,845
Dividends and net realized gains on sales of securities	7,033	7,324	6,809
Interest income	6,474	5,705	5,494
	$20,439	$19,665	$18,148

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

The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. The Company has presented the financial information for the years ended December 31, 2017, 2016 and 2015 on a comparative basis to conform with the current year segment presentation. For additional information on these reportable segments see Note 1 - “Summary of Significant Accounting Policies”.

The Company’s CODM evaluates performance and allocates capital resources to each segment based on an operating model that is designed to improve the quality of patient care and profitability of the Company while enhancing long-term shareholder value. The CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following table sets forth the Company’s condensed consolidated statements of income by business segment (in thousands):

	Year Ended December 31, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$856,763	$63,080	$-	$919,843
Other revenues	663	-	46,490	47,153
Net operating revenues	857,426	63,080	46,490	966,996

Costs and Expenses:
Salaries, wages and benefits	501,510	33,059	37,474	572,043
Other operating	224,515	20,855	7,564	252,934
Facility rent	32,744	1,980	5,643	40,367
Depreciation and amortization	38,246	177	4,229	42,652
Interest	1,719	-	3,171	4,890
Total costs and expenses	798,734	56,071	58,081	912,886

Income (loss) before non-operating income	58,692	7,009	(11,591)	54,110

Non-operating income	-	-	20,439	20,439

Income before income taxes	$58,692	$7,009	$8,848	$74,549

	Year Ended December 31, 2016
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$817,068	$63,656	$-	$880,724
Other revenues	651	-	45,263	45,914
Net operating revenues	817,719	63,656	45,263	926,638

Costs and Expenses:
Salaries, wages and benefits	480,058	32,597	35,352	548,007
Other operating	205,885	20,705	7,243	233,833
Facility rent	33,129	1,932	6,231	41,292
Depreciation and amortization	34,423	190	4,410	39,023
Interest	1,921	-	2,020	3,941
Total costs and expenses	755,416	55,424	55,256	866,096

Income (loss) before non-operating income	62,303	8,232	(9,993)	60,542

Non-operating income	-	-	19,665	19,665

Income before income taxes	$62,303	$8,232	$9,672	$80,207

	Year Ended December 31, 2015
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$799,409	$65,437	$-	$864,846
Other revenues	626	-	41,150	41,776
Net operating revenues	800,035	65,437	41,150	906,622

Costs and Expenses:
Salaries, wages and benefits	461,216	33,740	37,779	532,735
Other operating	198,585	20,600	7,887	227,072
Facility rent	32,072	1,863	6,032	39,967
Depreciation and amortization	32,451	211	4,452	37,114
Interest	2,112	-	496	2,608
Total costs and expenses	726,436	56,414	56,646	839,496

Income (loss) before non-operating income	73,599	9,023	(15,496)	67,126

Non-operating income	-	-	18,148	18,148

Income before income taxes	$73,599	$9,023	$2,652	$85,274

Note 6 – Long–Term Leases

Capital Leases

Effective March 1, 2014, NHC began leasing and operating three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year. The leases also contain certain non–performance default provisions which resulted in capital lease classification. However, the initial measurement and recording of the capital lease assets and obligations does not include any expected payments under such default provisions, as the Company does not expect to incur an obligation for such payments.

Fixed assets recorded under the capital leases, which are included in property and equipment in the consolidated balance sheets, are as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(15,045)	(11,120)
	$23,987	$27,912

Operating Leases

At December 31, 2017, we lease from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator.

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

In September 2013 and under the second lease agreement, NHC began operating seven skilled nursing facilities in New Hampshire and Massachusetts. The 15-year lease term consists of base rent of $3,450,000 annually with rent escalating by 4% of the increase in facility revenue over a 2014 base year. Additionally, NHC has the option to purchase the seven facilities from NHI in the 13th year of the lease for a purchase price of $49,000,000.

Base rent expense under both NHI lease agreements totals $34,200,000. Percentage rent under the leases is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent expense under both leases for 2017, 2016, and 2015 was approximately $3,057,000, $3,720,000, and $2,510,000, respectively.

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

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non–cancelable lease terms at December 31, 2017 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2018	$34,200	$5,200
2019	34,200	5,200
2020	34,200	5,200
2021	34,200	5,200
2022	34,200	5,200
Thereafter	142,550	6,067
Total minimum lease payments	$313,550	$32,067
Less: amounts representing interest		(5,319)
Present value of minimum lease payments		26,748
Less: current portion		(3,696)
Long–term capital lease obligations		$23,052

Note 7 – Earning Per Share

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share.

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands, except share and per share amounts)
Basic:
Weighted average common shares outstanding	15,189,920	15,134,518	13,889,134
Net income attributable to National Healthcare Corporation	$56,205	$50,538	$53,143
Dividends to preferred stockholders	–	–	6,819
Net income attributable to common stockholders of National Healthcare Corporation	$56,205	$50,538	$46,324

Earnings per common share, basic	$3.70	$3.34	$3.34

Diluted:
Weighted average common shares outstanding	15,189,920	15,134,518	13,889,134
Dilutive effect of stock options	29,042	24,176	144,793
Dilutive effect of restricted stock	–	–	1,183
Dilutive effect of contingent issuable stock	–	48,303	456,323
Assumed average common shares outstanding	15,218,962	15,206,997	14,491,433

Net income attributable to common stockholders of National Healthcare Corporation	$56,205	$50,538	$46,324

Earnings per common share, diluted	$3.69	$3.32	$3.20

Note 8 – Investments in Marketable Securities

Our investments in marketable securities include available for sale securities. Realized gains and losses from securities sales are determined on the specific identification of the securities. Marketable securities and restricted marketable securities consist of the following:

	December 31, 2017		December 31, 2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$139,085	$30,176	$138,013
Restricted investments available for sale:
Corporate debt securities	65,107	65,461	71,311	71,100
Asset–backed securities	54,030	53,544	56,889	56,168
U.S. Treasury securities	21,685	21,172	25,748	25,181
State and municipal securities	26,455	26,218	32,020	31,255
	$197,453	$305,480	$216,144	$321,717

Included in the available for sale marketable equity securities are the following (in thousands, except share amounts):

	December 31, 2017			December 31, 2016
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$122,918	1,630,642	$24,734	$120,945

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	December 31, 2017		December 31, 2016
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$18,492	$18,499	$14,181	$14,216
1 to 5 years	70,331	70,157	79,827	79,502
6 to 10 years	77,657	76,943	91,211	89,269
Over 10 years	797	796	749	717
	$167,277	$166,395	$185,968	$183,704

Gross unrealized gains related to available for sale securities are $109,756,000 and $108,730,000 as of December 31, 2017 and 2016, respectively. Gross unrealized losses related to available for sale securities were $1,729,000 and $3,157,000 as of December 31, 2017 and 2016, respectively. For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other–than–temporary impairments for the years ended December 31, 2017 and 2016.

Proceeds from the sale of investments in marketable securities during the years ended December 31, 2017, 2016 and 2015 were $50,197,000, $34,642,000, and $47,574,000, respectively. Net investment gains of $262,000, $816,000, and $566,000 were realized on these sales during the years ended December 31, 2017, 2016, and 2015, respectively.

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

Valuation of Marketable Securities

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Our Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each month, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2017 or 2016.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. Our long–term debt approximates fair value due to variable interest rates. At December 31, 2017 and 2016, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2017 and December 31, 2016 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2017	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$59,118	$59,118	$–	$–
Restricted cash and cash equivalents	8,303	8,303	–	–
Marketable equity securities	139,085	139,085	–	–
Corporate debt securities	65,461	43,073	22,388	–
Asset–backed securities	53,544	–	53,544	–
U.S. Treasury securities	21,172	21,172	–	–
State and municipal securities	26,218	–	26,218	–
Total financial assets	$372,901	$270,751	$102,150	$–

	Fair Value Measurements Using
December 31, 2016	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$26,335	$26,335	$–	$–
Restricted cash and cash equivalents	5,254	5,254	–	–
Marketable equity securities	138,013	138,013	–	–
Corporate debt securities	71,100	42,323	28,777	–
Asset–backed securities	56,168	–	56,168	–
U.S. Treasury securities	25,181	25,181	–	–
State and municipal securities	31,255	–	31,255	–
Total financial assets	$353,306	$237,106	$116,200	$–

Note 10 – Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2017	2016
	(in thousands)
Land	$59,778	$59,812
Leasehold improvements	114,480	108,661
Buildings and improvements	603,289	552,404
Furniture and equipment	167,564	158,558
Construction in progress	13,637	53,705
	958,748	933,140
Less: Accumulated depreciation	(409,429)	(373,516)
	$549,319	$559,624

The Company estimates the cost to complete construction in progress is approximately $11,441,000 at December 31, 2017.

Note 11 – Notes Receivable

At December 31, 2017 and 2016, we have notes receivable from healthcare facilities totaling $13,251,000 and $17,079,000, respectively, reflected in the accompanying consolidated balance sheets. The notes are first and second mortgages with interest rates ranging from prime plus 2% to 8% fixed rate with periodic payments required prior to maturity. The notes mature in the years from 2018 through 2022.

Note 12 – Long–Term Debt

Long–term debt consists of the following (dollars in thousands):

	Interest Rate at		December 31,
	Dec. 31, 2017	Maturities	2017	2016
	Variable
Credit Facility, interest payable monthly	3.0%	2020	$90,000	$110,000

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	3.8%	2028	10,000	10,000
			100,000	120,000
Less current portion			–	–
			$100,000	$120,000

$175,000,000 Credit Facility

In October 2015, we entered into a $175 million credit facility that has a five-year maturity date ( October 2020). Loans bear interest at either (i) LIBOR plus 1.40% or (ii) the base rate plus 0.40%. The base rate is defined as the highest of (a) the Federal Funds Rate plus ½ of 1%, (b) the Bank of America prime rate, and (c) LIBOR plus 1.00%. The credit facility is available for general corporate purposes, including working capital and acquisitions. NHC is permitted, upon required notice to the lender, to prepay the loans outstanding under the credit facility at any time, without penalty.

The Credit Agreement contains customary representations and financial covenants, including covenants that restrict, among other things, asset dispositions, mergers and acquisitions, dividends, restricted payments, debt, liens, investments and affiliate transactions. The Credit Agreement contains customary events of default.

The aggregate maturities of long–term debt for the five years subsequent to December 31, 2017 are as follows:

Long–Term Debt
(in thousands)
2018	$ −
2019	−
2020	90,000
2021	−
2022	−
Thereafter	10,000
Total	$100,000

Note 13 – Income Taxes

The provision for income taxes is comprised of the following components:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current Tax Provision
Federal	$23,038	$24,012	$29,322
State	2,150	661	3,568
	25,188	24,673	32,890
Deferred Tax Provision
Federal	(6,548)	4,208	(532)
State	227	788	(227)
	(6,321)	4,996	(759)
Income Tax Provision	$18,867	$29,669	$32,131

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts receivable	$1,304	$2,077
Accrued risk reserves	1,288	2,277
Accrued expenses	5,556	8,907
Financial reporting depreciation in excess of tax depreciation	5,301	8,642
Stock based compensation	607	387
Non-refundable entrance fees	121	211
Refundable entrance fees	-	1,923
Obligation to provide future services	747	1,262
Deferred revenue	2,753	3,942
Total deferred tax assets	$17,677	$29,628

Deferred tax liabilities:
Unrealized gains on marketable securities	$(28,278)	$(41,264)
Deferred gain on sale of assets, net	(2,078)	(3,135)
Book basis in excess of tax basis of intangible assets	(1,337)	(1,481)
Book basis in excess of tax basis of securities	(1,585)	(2,416)
Long–term investments	(2,775)	(3,404)
Total deferred tax liabilities	$(36,053)	$(51,700)

Net deferred tax liability	$(18,376)	$(22,072)

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Tax provision at federal statutory rate	$26,092	$28,072	$29,846

Increase (decrease) in income taxes resulting from:
Tax expense from minority interest	204	-	-
State, net of federal benefit	2,647	1,783	1,767
Nondeductible expenses	230	156	351
Share based payments	(237)	-	-
Insurance expense	(103)	27	6
Revalue tax assets/liabilities due to federal tax reform	(8,488)	-	-
Other, net	(338)	283	(372)
Unrecognized tax benefits	613	716	2,674
Expiration of statute of limitations	(1,753)	(1,368)	(2,141)
	(7,225)	1,597	2,285
Effective income tax expense	$18,867	$29,669	$32,131

The exercise of non–qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price. During 2017, 2016 and 2015, $237,000, $(1,096,000), and $1,942,000, respectively, attributable to the tax (expense) benefit of stock options exercised and restricted stock vested, was recorded. Beginning in 2017, such tax benefits are recorded in the income statement. In 2016, 2015, and prior years, such tax benefits were recorded to capital in excess of par value.

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

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation. The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

As a result of the reduction of the federal corporate income tax rate, we have revalued our net deferred tax liability as of December 31, 2017.  Based on this revaluation, we have recorded a provisional net tax benefit of $8,488,000 to reduce our net deferred tax liability balance, which was recorded as income tax benefit for the year ended December 31, 2017. Our effective tax rate decreased from 36.7% to 25.3% primarily as a result of the revaluation of our net deferred tax liability. We have recorded provisional adjustments, but we have not completed our accounting for income tax effects for certain elements of the Tax Act. We may make adjustments to the provisional amounts as we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

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

Also, under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

In accordance with current guidance, the Company has established a liability for unrecognized tax benefits, which are differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured. Generally, a liability is created for an unrecognized tax benefit because it represents a company’s potential future obligation to a taxing authority for a tax position that was not recognized per above.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2015	$9,107	$13,620	$2,391	$16,011
Additions based on tax positions related to the current year	−	1,595	308	1,903
Additions for tax positions of prior years	490	498	1,298	1,796
Reductions for statute of limitation expirations	(1,779)	(2,551)	(865)	(3,416)
Balance, December 31, 2015	7,818	13,162	3,132	16,294
Additions based on tax positions related to the current year	1,249	1,249	-	1,249
Additions for tax positions of prior years	481	718	934	1,652
Reductions for statute of limitation expirations	(1,525)	(2,164)	(729)	(2,893)
Balance, December 31, 2016	8,023	12,965	3,337	16,302
Additions based on tax positions related to the current year	1,219	1,219	-	1,219
Additions for tax positions of prior years	342	844	865	1,709
Reductions for statute of limitation expirations	(1,682)	(2,508)	(927)	(3,435)
Revaluation due to federal tax reform	(2,854)	-	-	-
Balance, December 31, 2017	$5,048	$12,520	$3,275	$15,795

During the year ended December 31, 2017, we have recognized a $2,508,000 decrease in unrecognized tax benefits and an accompanying $927,000 decrease of related interest and penalties due to the effect of statute of limitations lapse. The favorable impact on our tax provision was $1,753,000. During the years ended December 31, 2016 and 2015, the favorable impact on our tax provision due to the effect of statute of limitations lapsing was $1,368,000 and $2,141,000, respectively.

Unrecognized tax benefits of $5,220,000, net of federal benefit at December 31, 2017, attributable to permanent differences, would favorably impact our effective tax rate if recognized.  We do not expect significant increases or decreases in unrecognized tax benefits within the twelve months beginning December 31, 2017, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,645,000.

At the end of 2017, we remeasured the deferred tax asset associated with the liability for unrecognized tax benefits to reflect the change in federal tax rates. This change resulted in a reduction of deferred tax asset of $2,854,000 and corresponding deferred tax expense of $2,854,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense. Interest and penalties expense was $(62,000), $205,000, and $740,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2014 (with few state exceptions).

Note 14 – Stock Repurchase Program

In August 2017, the Board of Directors authorized a new common stock purchase program. The program will allow for repurchase of up to $25 million of its common stock. The stock repurchase plan began on September 1, 2017 and will expire on August 31, 2018. No repurchase of common stock have been executed under this current program.

On August 5, 2016 and under a previously authorized repurchase program, the Company repurchased 130,000 shares of its common stock for a total cost of $8,195,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

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

Note 15 – Stock–Based Compensation

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

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan ("the Equity Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants. In May 2015, our stockholders approved to amend the Equity Plan to increase the number of shares of our common stock authorized from the original 1,200,000 shares to 2,575,000 shares. At December 31, 2017, 568,744 shares were available for future grants under the Equity Plan.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions. The plan allows employees to terminate participation at any time.

Compensation expense is recognized only for the awards that ultimately vest. Stock–based compensation totaled $1,678,000, $509,000, and $1,982,000, for the years ended December 31, 2017, 2016, and 2015, respectively. Stock–based compensation is included in salaries, wages and benefits in the consolidated statements of income. Tax deductions for the options exercised totaled $933,000, $5,680,000, and $5,263,000 for the years ended December 31, 2017, 2016, and 2015, respectively. The total intrinsic value of shares exercised was $933,000, $7,431,000, and $5,447,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017, the Company had $6,989,000 of unrecognized compensation cost related to unvested stock-based compensation awards. This unrecognized compensation cost will be amortized over an approximate four-year period.

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

	Year Ended December 31,
	2017	2016	2015
Risk–free interest rate	2.08%	0.89%	0.71%
Expected volatility	16.6%	15.8%	16.5%
Expected life, in years	4.8	2.2	2.2
Expected dividend yield	3.10%	3.09%	2.73%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	954,678	$46.92	$	−
Options granted	56,210	61.47		−
Options exercised	(389,498)	47.06		−
Options outstanding at December 31, 2015	621,390	48.15		−
Options granted	56,291	62.54		−
Options exercised	(499,066)	47.16		−
Options cancelled	(656)	46.69		−
Options outstanding at December 31, 2016	177,959	55.48		−
Options granted	1,125,443	72.96		−
Options exercised	(48,995)	51.25		−
Options cancelled	(15,000)	72.94		−
Options outstanding at December 31, 2017	1,239,407	$71.19		$568,000

Options exercisable at December 31, 2017	191,907	$61.63		$568,000

Options Outstanding December 31, 2017	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
57,365	$47.45	–	$52.93	$51.03	1.0
1,182,042	$61.25	–	$72.94	72.17	4.1
1,239,407				$71.19	3.9

Note 16 – Contingencies and Guarantees

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $93,275,000 and $91,162,000 at December 31, 2017 and 2016, respectively. The liability is included in accrued risk reserves in the consolidated balance sheets. The amounts are subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

General and Professional Liability Insurance and Lawsuits

The health care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by skilled nursing facilities and their employees in providing care to residents. As of December 31, 2017, we and/or our managed facilities are currently defendants in 60 claims.

Insurance coverage for all years includes both primary policies and excess policies. The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis. For 2017, the excess coverage is $9.0 million per occurrence. Additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

Debt Guarantees

At December 31, 2017, no agreement to guarantee the debt of other parties exists.

Note 17 – Equity Method Investment in Caris HealthCare, L.P.

As of December 31, 2017, we have a 75.1% non–controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings. The carrying value of our investment is $34,951,000 and $34,717,000 at December 31, 2017 and 2016, respectively. The carrying amounts are included in investments in limited liability companies in the consolidated balance sheets. The difference between the carrying value of our investment and our capital account balance in Caris is due to the additional limited partner ownership interest the Company acquired from current and former partners. Summarized financial information of Caris for the years ended December 31, 2017, 2016, and 2015 is provided below.

	December 31,
	2017	2016	2015
	(in thousands)
Current assets	$23,321	$21,973	$23,213
Noncurrent assets	10,515	10,896	11,091
Liabilities	8,908	8,082	7,970
Partners’ capital	24,928	24,787	26,334
Revenue	52,836	52,105	50,464
Expenses	45,718	42,928	40,875
Net income	7,118	9,177	9,589

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

Note 18 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At December 31, 2017, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

In December 2010, we signed an operating agreement to lease Springfield Rehabilitation and Health Care Center, a 120–bed skilled nursing facility located in Springfield, Missouri. The terms of the lease include a ten-year lease and include five additional, five-year lease options as well as a purchase option. The operating lease agreement was established on the same date third party owners purchased the real estate of the 120–bed skilled nursing facility. The third-party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note. The risks and rewards associated with the operations of the facility and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC. A mortgage note receivable from the third-party owners of $8,408,000 and $4,500,000 at December 31, 2017 and 2016, respectively, is eliminated in our consolidated financial statements. Land and buildings and improvements of $8,408,000 and $4,500,000 at December 31, 2017 and 2016, respectively, have been recorded in our consolidated financial statements, as well as the operations of the facility because we are the primary beneficiary in the relationship.

Note 19 – Redemption of the Series A Convertible Preferred Stock

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

Note 20 – Series B Junior Participating Preferred Stock

On August 2, 2007, the NHC Board of Directors approved the adoption of a stockholder rights plan and declared a dividend distribution of one right (a "Right") for each outstanding share of NHC common stock to stockholders of record at the close of business on August 2, 2007. Each Right entitles the registered holder to purchase from NHC a unit consisting of one one–ten thousandth of a share of Series B Junior Participating Preferred Stock, $0.01 par value at a purchase price of $250 per Unit, subject to adjustment. This stockholder rights plan expired August 7, 2017 and no shares were issued during its existence.

Note 21 – Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net operating revenues	$239,243	239,457	241,985	246,311
Income before non–operating income	15,864	12,138	9,785	16,323
Non–operating income	4,768	5,189	6,090	4,392
Net income attributable to NHC	12,728	10,655	11,352	21,470
Basic earnings per share	.84	.70	.75	1.41
Diluted earnings per share	.84	.70	.75	1.41

2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net operating revenues	$229,588	$227,769	$231,281	$238,000
Income before non–operating income	17,624	14,641	10,590	17,687
Non–operating income	4,773	4,925	5,091	4,876
Net income attributable to NHC	13,699	11,866	11,110	13,863
Basic earnings per share	.92	.78	.73	.92
Diluted earnings per share	.91	.78	.73	.91

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2017, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10–K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10–K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). We have concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

National HealthCare Corporation

Opinion on Internal Control over Financial Reporting

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National HealthCare Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of National HealthCare Corporation as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 20, 2018

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2018 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in our definitive 2018 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our definitive 2018 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2018 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our definitive 2018 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference (which will be filed within 120 days of the end of the fiscal year to which this report relates).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)	(1)	Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)	Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance– Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts		Deductions		Balance– End of Period
For the year ended December 31, 2015
Allowance for doubtful accounts	$5,738	$6,583	$	−	$6,738	(1)	$5,583
Accrued risk reserves	$106,218	$69,392	$	−	$77,102		$98,508

For the year ended December 31, 2016
Allowance for doubtful accounts	$5,583	$5,967	$	−	$5,807	(1)	$5,743
Accrued risk reserves	$98,508	$63,596	$	−	$70,942		$91,162

For the year ended December 31, 2017
Allowance for doubtful accounts	$5,743	$5,256	$	−	$5,958	(1)	$5,041
Accrued risk reserves	$91,162	$71,229	$	−	$69,116		$93,275

(1) Amounts written off, net of recoveries

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S–4 (File No. 333–37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Specifically incorporated by reference to Exhibit 3.5 attached to Form 10-Q filed on August 3, 2017

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8–K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8–A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Specifically incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10–Q filed on May 8, 2013.

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit 4.1 attached to Form 10-Q filed on August 3, 2017

4.4	Notice of Redemption of Series A Convertible Preferred Stock dated October 2, 2015	Incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8–K filed on October 2, 2015

10.1	Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.2	Form of Service Agreement by and between National Health Corporation and National HealthCare Corporation	Incorporated by reference to Exhibit 10.5.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.5	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10–K filed March 16, 2006

10.6	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10–K filed March 16, 2006

10.7	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10–K filed March 16, 2006

10.8	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10–K filed March 16, 2006

10.9	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10–K filed March 16, 2006

*10.10	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

*10.11	First Amendment dated February 14, 2011 to the National HealthCare Corporation 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.16 from 2015 Form 10-K filed February 19, 2016.

*10.12	Amendment dated March 10, 2015 to National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2015 Proxy Statement filed April 1, 2015.

*10.13	2017 NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Appendix B to 2017 Proxy Statement filed April 4, 2017.

10.14	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.15	Agreement to Lease between NHI–REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co–Tenants	Incorporated by reference to Exhibit 10.4 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.16	Amended and Restated Amendment No. 6 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.17	Amendment No. 7 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.18	Credit Agreement dated as of October 7, 2015 among National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's quarterly report on Form 10–Q filed on November 5, 2015

10.19	Pledge and Security Agreement dated as of October 7, 2015 between National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's quarterly report on Form 10–Q filed on November 5, 2015

10.20	Note dated October 7, 2015 between National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's quarterly report on Form 10–Q filed on November 5, 2015

10.21

Contribution Agreement dated December 29, 2011 between National HealthCare Corporation and Caris HealthCare, L.P. pursuant to which NHC acquired a 7.5% interest in Caris from McRae in exchange for $7,500,000

Incorporated by reference to Exhibit 10.26 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

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

NATIONAL HEALTHCARE CORPORATION

Date: February 20, 2018	BY: /s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2018	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 20, 2018	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Financial Officer)
(Principal Accounting Officer)

Date: February 20, 2018	/s/ Robert G. Adams
Robert G. Adams
Chairman of the Board

Date: February 20, 2018	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 20, 2018	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 20, 2018	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: February 20, 2018	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 20, 2018	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Director

Date: February 20, 2018	/s/ Lawrence C. Tucker
Lawrence C. Tucker
Director