Form 10-Q
period 2018-03-31
NATIONAL HEALTHCARE CORP
filed 2018-05-04
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Large Accelerated filer [X ]	Accelerated filer [ ]

Non–accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

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
Yes [ ] No [x]

15,219,633 shares of common stock of the registrant were outstanding as of May 2, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2018	2017
		(as adjusted)
Revenues:
Net patient revenues	$231,692	$227,254
Other revenues	11,269	11,284
Net operating revenues	242,961	238,538

Cost and expenses:
Salaries, wages and benefits	140,095	138,055
Other operating	65,172	63,178
Facility rent	10,229	10,088
Depreciation and amortization	10,342	10,295
Interest	1,240	1,058
Total costs and expenses	227,078	222,674

Income from operations	15,883	15,864

Other income (expense):
Non–operating income (expense)	(3,065)	4,768
Unrealized losses on marketable equity securities	(15,517)	-

Income (loss) before income taxes	(2,699)	20,632
Income tax provision	(200)	(7,999)
Net income (loss)	(2,899)	12,633
Net loss attributable to noncontrolling interest	108	95

Net income (loss) attributable to National HealthCare Corporation	$(2,791)	$12,728

Earnings (loss) per share attributable to National HealthCare Corporation stockholders:
Basic	$(0.18)	$0.84
Diluted	$(0.18)	$0.84

Weighted average common shares outstanding:
Basic	15,216,635	15,173,491
Diluted	15,216,635	15,212,133

Dividends declared per common share	$0.48	$0.45

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited – in thousands)

	Three Months Ended March 31
	2018	2017

Net income (loss)	$(2,899)	$12,633

Other comprehensive loss:
Unrealized losses on investments in restricted marketable securities	(2,798)	(941)
Reclassification adjustment for realized gains on sale of securities	(11)	(34)
Income tax benefit related to items of other comprehensive income	590	408
Other comprehensive loss, net of tax	(2,219)	(567)

Net loss attributable to noncontrolling interest	108	95

Comprehensive income (loss) attributable to National HealthCare Corporation	$(5,010)	$12,161

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2018	December 31, 2017
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$54,962	$59,118
Restricted cash and cash equivalents	9,864	6,397
Marketable equity securities	123,568	139,085
Restricted marketable debt securities	18,067	21,012
Accounts receivable, net	85,006	86,767
Inventories	7,266	7,153
Prepaid expenses and other assets	3,478	2,864
Notes receivable, current portion	1,422	1,450
Federal income tax receivable	1,527	5,465
Total current assets	305,160	329,311

Property and Equipment:
Property and equipment, at cost	965,774	958,748
Accumulated depreciation and amortization	(419,697)	(409,429)
Net property and equipment	546,077	549,319

Other Assets:
Restricted cash and cash equivalents	1,914	1,906
Restricted marketable securities	144,689	145,383
Deposits and other assets	4,884	4,867
Goodwill	17,600	17,600
Notes receivable, less current portion	11,398	11,801
Investments in limited liability companies	27,499	36,339
Total other assets	207,984	217,896
Total assets	$1,059,221	$1,096,526

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$16,715	$15,978
Capital lease obligations, current portion	3,751	3,696
Accrued payroll	44,483	67,102
Amounts due to third party payors	17,155	17,389
Accrued risk reserves, current portion	27,931	27,409
Other current liabilities	14,312	16,194
Dividends payable	7,305	7,297
Total current liabilities	131,652	155,065

Long–term debt	100,000	100,000
Capital lease obligations, less current portion	22,094	23,052
Accrued risk reserves, less current portion	68,315	65,866
Refundable entrance fees	8,668	8,827
Obligation to provide future services	2,887	2,887
Deferred income taxes	12,580	18,376
Other noncurrent liabilities	16,132	15,795
Deferred revenue	5,256	3,226
Total liabilities	367,584	393,094

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,219,533 and 15,212,133 shares, respectively, issued and outstanding	152	152
Capital in excess of par value	216,287	215,659
Retained earnings	477,528	419,423
Accumulated other comprehensive income	(2,916)	67,504
Total National HealthCare Corporation stockholders’ equity	691,051	702,738
Noncontrolling interest	586	694
Total equity	691,637	703,432
Total liabilities and equity	$1,059,221	$1,096,526

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31
	2018	2017

Cash Flows From Operating Activities:
Net income (loss)	$(2,899)	$12,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,342	10,295
Equity in (earnings) losses of unconsolidated investments	6,586	(1,526)
Distributions from unconsolidated investments	2,254	2,609
Unrealized losses on marketable securities	15,517	-
Gains on sale of restricted marketable securities	(11)	(34)
Deferred income taxes	(5,206)	(1,657)
Stock–based compensation	428	92
Changes in operating assets and liabilities:
Accounts receivable	1,761	(808)
Income tax receivable	3,938	4,665
Inventories	(113)	188
Prepaid expenses and other assets	(631)	(1,280)
Trade accounts payable	737	(14)
Accrued payroll	(22,619)	(23,936)
Amounts due to third party payors	(234)	668
Accrued risk reserves	2,971	3,661
Other current liabilities	(1,882)	4,695
Other noncurrent liabilities	337	528
Deferred revenue	2,030	2,232
Net cash provided by operating activities	13,306	13,011
Cash Flows From Investing Activities:
Additions to property and equipment	(7,100)	(8,066)
Investments in unconsolidated companies	-	(176)
Collections of notes receivable	431	2,918
Purchase of restricted marketable securities	(2,694)	(2,291)
Sale of restricted marketable securities	3,535	33,887
Net cash (used in) provided by investing activities	(5,828)	26,272
Cash Flows From Financing Activities:
Principal payments under capital lease obligations	(903)	(851)
Dividends paid to common stockholders	(7,297)	(6,818)
Issuance of common shares	1,067	817
Repurchase of common shares	(867)	-
Equity attributable to noncontrolling interest		970
Entrance fee refunds	(159)	(519)
Change in deposits	-	(662)
Net cash used in financing activities	(8,159)	(7,063)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(681)	32,220
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	67,421	31,589
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$66,740	$63,809

Balance Sheet Classifications:
Cash and cash equivalents	$54,962	$47,096
Restricted cash and cash equivalents	11,778	16,713
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$66,740	$63,809

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income	Interest	Equity
Balance at January 1, 2017	15,162,938	$152	$211,457	$391,934	$66,068	$–	$669,611
Net income attributable to National HealthCare Corporation	–	–	–	12,728	–	–	12,728
Net loss attributable to noncontrolling interest	–	–	–	–	–	(95)	(95)
Equity contributed by noncontrolling interest	–	–	–	–	–	970	970
Other comprehensive loss	–	–	–	–	(567)	–	(567)
Stock–based compensation	–	–	92	–	–	–	92
Shares sold – options exercised	16,992	–	817	–	–	–	817
Dividends declared to common stockholders ($0.45 per share)	–	–	–	(6,831)	–	–	(6,831)
Balance at March 31, 2017	15,179,930	$152	$212,366	$397,831	$65,501	$875	$676,725

Balance at January 1, 2018	15,212,133	$152	$215,659	$419,423	$67,504	$694	$703,432
Reclassification due to new accounting standards	–	–	–	68,201	(68,201)	–	–
Net loss attributable to National HealthCare Corporation	–	–	–	(2,791)	–	–	(2,791)
Net loss attributable to noncontrolling interest	–	–	–	–	–	(108)	(108)
Other comprehensive income	–	–	–	–	(2,219)	–	(2,219)
Stock–based compensation	–	–	428	–	–	–	428
Shares sold – options exercised	21,906	–	1,067	–	–	–	1,067
Repurchase of common shares	(14,506)	–	(867)	–	–	–	(867)
Dividends declared to common stockholders ($0.48 per share)	–	–	–	(7,305)	–	–	(7,305)
Balance at March 31, 2018	15,219,533	$152	$216,287	$477,528	$(2,916)	$586	691,637

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of March 31, 2018, we operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,623 licensed beds, 24 assisted living facilities, five independent living facilities, and 36 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a noncontrolling ownership interest in a hospice care business that services NHC owned skilled nursing facilities and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing facilities. We operate in 10 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles ("GAAP"), with limited need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited December 31, 2017 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles. Our audited December 31, 2017 consolidated financial statements are available at our web site: www.nhccare.com.

Basis of Presentation

The unaudited interim condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of NHC. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include the accounts of all entities controlled by NHC. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income (loss) that is attributable to NHC and the noncontrolling interest in its consolidated statements of operations.

We assume that users of these interim financial statements have read or have access to the audited December 31, 2017 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014–09 “Revenue from Contracts with Customers”, also known as the “New Revenue Standard”. This update is the result of a collaborative effort by the FASB and the International Accounting Standards Board to simplify revenue recognition guidance, remove inconsistencies in the application of revenue recognition, and to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive for those goods or services. The New Revenue Standard is applied through the following five-step process:

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

On January 1, 2018, the Company adopted the provisions of ASU No. 2014-09 using the full retrospective method, which requires us to restate each prior reporting period presented. The most significant impact to NHC relates to the recording of revenue for patients that have individual copayment responsibilities and are eligible for both Medicare and Medicaid benefits (also known as dual eligible patients). As such with these patients, net patient revenues will only include the amounts expected to be collected from the patients in accordance with ASU No. 2014-09. Under the prior accounting guidance, we recorded the price stated in the contract as net patient revenue, and the amounts not collected from our patients were recorded as bad debts in other operating expenses. The adoption of ASU No. 2014-09 has no impact on the Company’s accounts receivable as it was historically recorded net of allowance for doubtful accounts and contractual adjustments. The following table presents the effect on the interim condensed consolidated statement of operations for the three months ending March 31, 2017 for the accounting change that was retrospectively adopted on January 1, 2018:

Consolidated Statement of Operations

(in thousands)

	Three Months Ended March 31, 2017
	As Previously Reported	Effect of Accounting Change	As Adjusted

Net patient revenues	$227,959	$(705)	$227,254
Net operating revenues	239,243	(705)	238,538
Other operating expenses	63,883	(705)	63,178
Total costs and expenses	223,379	(705)	222,674
Net income	$12,633	$-	$12,633

In January 2016, the FASB issued ASU No. 2016–01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)”. ASU No. 2016–01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016–01 requires the change in fair value of many equity investments to be recognized in net income.  On January 1, 2018, the Company adopted the provisions of ASU No. 2016-01 using the modified retrospective method as required by the standard. The adoption of ASU No. 2016-01 resulted in a $68,073,000 reclassification of net unrealized gains from accumulated other comprehensive income (“AOCI”) to the opening balance of retained earnings. For the three months ended March 31, 2018, the Company recognized a loss of $15,517,000 in our interim condensed consolidated statement of operations related to the change in fair value of our equity securities.  The adoption of ASU No. 2016-01 increases the volatility of non-operating income due to the market fluctuation of our marketable equity securities.

In August 2016, the FASB issued ASU No. 2016-15, “Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statements of Cash Flows”. ASU No. 2016-15 was issued to create consistency in the classification of eight specific cash flow items and provides an accounting policy election for classifying distributions received from equity method investments. Such equity method investment distributions are now classified using a 1) cumulative earnings approach, or 2) nature of distribution approach. On January 1, 2018, the Company adopted the provisions of ASU No. 2016-15 and this standard did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU No. 2017-09 amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Cofification ("ASC") 718. On January 1, 2018, the Company adopted the provisions of ASU No. 2017-09 and this standard did not have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU No. 2018-02 permits a company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The FASB refers to these amounts as “stranded tax effects.” On January 1, 2018, the Company early adopted the provisions of ASU No. 2018-02. The adoption of this standard resulted in an adjustment of accumulated other comprehensive income, with a corresponding adjustment to the opening balance of retained earnings in the amount of $128,000, related to the stranded tax effects of the unrealized losses in our restricted marketable debt securities.

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. We anticipate this standard will have a material impact on our consolidated financial statements and results in an increase to total assets and total liabilities. Additionally, we are currently evaluating the impact this standard will have on our policies and procedures and internal control framework.

Segment Reporting

In accordance with the provisions of ASC 280, “Segment Reporting”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities and assisted and independent living facilities, and (2) homecare services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. See Note 6 - Business Segments for further disclosure of the Company’s operating segments.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, which were $7,106,000 and $8,965,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Capital leases are amortized in accordance with the provision codified within ASC Subtopic 840-30, Leases – Capital Leases. Amortization of capital lease assets is included in depreciation and amortization expense.

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

Professional liability remains an area of particular concern to us. The long-term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents. As of March 31, 2018, we and/or our managed centers are defendants in 63 such claims. It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We are principally self-insured for incidents occurring in all centers owned or leased by us. The coverages include both primary policies and excess policies. In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fee

We have one Continuing Care Retirement Community ("CCRC") within our operations. Residents at this retirement center may enter into continuing care contracts with us. The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee.

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as non-current liabilities in the Company's consolidated balance sheets. The balances of refundable entrance fees as of March 31, 2018 and December 31, 2017 were $8,668,000 and $8,827,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. As of March 31, 2018, and December 31, 2017, we have recorded a future service obligation in the amount of $2,887,000.

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

Noncontrolling Interest

The noncontrolling interest in a subsidiary is presented within total equity in the Company's interim condensed consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income attributable to NHC in its interim condensed consolidated statements of operations. The Company’s earnings per share is calculated based on net income attributable to NHC’s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

Prior Period Classifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

Note 3 – Net Patient Revenues

Net patient revenues are derived from services rendered to patients for skilled and intermediate nursing, rehabilitation therapy, assisted living and independent living, and home health care services. Net patient revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient services. These amounts are due from patients, governmental programs, and other third-party payors, and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations.

The Company disaggregates revenue from contracts with customers by service type and by payor.

Revenue by Service Type

The Company’s net patient services can generally be classified into the following two categories: (1) inpatient services, which includes the operation of skilled nursing facilities and assisted and independent living facilities, and (2) homecare services.

	Three Months Ended March 31
(in thousands)	2018	2017
Net patient revenues:
Inpatient services	$216,351	$211,597
Homecare	15,341	15,657
Total net patient revenue	$231,692	$227,254

The Company recognizes revenue as its performance obligations are completed. The performance obligations are satisfied over time as the patient simultaneously receives and consumes the benefits of the healthcare services provided. For inpatient services, revenue is recognized on a daily basis as each day represents a separate contract and performance obligation. For homecare, revenue is recognized when services are provided based on the number of days of service rendered in the episode. Typically, patients and third-party payors are billed monthly after services are performed or the patient is discharged and payments are due based on contract terms.

As our performance obligations relate to contracts with a duration of one year or less, the Company has elected to apply the optional exemption provided in FASB ASC 606-10-50-14(a) and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The Company has minimal unsatisfied performance obligations at the end of the reporting period as our patients are typically under no obligation to remain admitted in our facilities or under our care.

As the period between the time of service and time of payment is typically one year or less, the Company elected as a practical expedient under ASC 606-10-32-18 to not adjust for the effects of a significant financing component.

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended March 31
Source	2018	2017
Medicare	36%	36%
Managed Care	13%	13%
Medicaid	25%	26%
Private Pay and Other	26%	25%
Total	100%	100%

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors.  Contractual adjustments are based on contractual agreements and historical experience.  The Company considers the patient's ability and intent to pay the amount of consideration upon admission.  Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. The provision for doubtful accounts was $959,000 and $1,178,000 for the three months ended March 31, 2018 and 2017, respectively.

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

For homecare services, Medicare pays based on the acuity level of the patient and based on episodes of care. An episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. We are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode. The remaining balance due is paid following the submission of the final claim at the end of the episode. Deferred revenue is recorded for payments received for which the related services have not yet been provided

Medicaid is operated by individual states with the financial participation of the federal government. The states in which we operate currently use prospective cost–based reimbursement systems. Under cost–based reimbursement systems, the skilled nursing facility is reimbursed for the reasonable direct and indirect allowable costs it incurred in a base year in providing routine resident care services as defined by the program.

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

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are in compliance with all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services. The assignment of patients to the various RUG categories is subject to post–payment review by Medicare intermediaries or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $17,155,000 and $17,389,000 as of March 31, 2018 and December 31, 2017, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

Note 4 – Other Revenues

Revenues from rental income include health care real estate properties owned by us and leased to third party operators. Revenues from management and accounting services fees are generated by providing management and accounting services to third-party post-acute healthcare facilities. Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly–owned insurance subsidiaries have written for third-party post-acute health care facilities to which we provide management or accounting services. "Other" revenues include miscellaneous health care related earnings.

Other revenues include the following:

	Three Months Ended March 31
(in thousands)	2018	2017
Rental income	$5,532	$5,485
Management and accounting services fees	3,708	3,859
Insurance services	1,692	1,559
Other	337	381
Total other revenues	$11,269	$11,284

Management Fees from National

We manage five skilled nursing facilities owned by National. For the three months ended March 31, 2018 and 2017, we recognized management fees and interest on management fees of $1,014,000 and $936,000 from these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 were $1,019,000 and $1,280,000, respectively. Associated losses and expenses are reflected in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 were $673,000 and $279,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 5 – Non–Operating Income

Non–operating income includes equity in earnings (losses) of unconsolidated investments, dividends and other realized gains and losses on marketable securities, interest income, and unrealized losses on our equity marketable securities.

Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services. As of and for the three months ended March 31, 2018, Caris recorded an expense and estimated liability of $8,500,000 for the potential settlement of their Qui Tam legal matter. Please see Note 15 – Contingencies and Commitments for further detail describing the status of Caris’ legal investigation.

	Three Months Ended March 31
(in thousands)	2018	2017
Equity in earnings (losses) of unconsolidated investments	$(6,586)	$1,526
Dividends and other net realized gains and losses on sales of securities	1,803	1,724
Interest income	1,718	1,518
Total non-operating income	$(3,065)	$4,768

Note 6 – Business Segments

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities and assisted and independent living facilities, and (2) homecare services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as CODM, to assess performance and allocate resources.

The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. For additional information on these reportable segments see Note 2 - Summary of Significant Accounting Policies.

The Company’s CODM evaluates performance and allocates capital resources to each segment based on an operating model that is designed to improve the quality of patient care and profitability of the Company while enhancing long-term shareholder value. The CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$216,351	$15,341	$-	$231,692
Other revenues	271	-	10,998	11,269
Net operating revenues	216,622	15,341	10,998	242,961

Costs and expenses:
Salaries, wages and benefits	123,380	8,030	8,685	140,095
Other operating	57,835	5,279	2,058	65,172
Rent	8,258	487	1,484	10,229
Depreciation and amortization	9,461	38	843	10,342
Interest	396	-	844	1,240
Total costs and expenses	199,330	13,834	13,914	227,078

Income (loss) from operations	17,292	1,507	(2,916)	15,883

Non-operating income (loss)	-	-	(3,065)	(3,065)
Unrealized losses on marketable equity securities	-	-	(15,517)	(15,517)

Income (loss) before income taxes	$17,292	$1,507	$(21,498)	$(2,699)

	Three Months Ended March 31, 2017
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$211,597	$15,657	$-	$227,254
Other revenues	226	-	11,058	11,284
Net operating revenues	211,823	15,657	11,058	238,538

Costs and expenses:
Salaries, wages and benefits	119,623	7,828	10,604	138,055
Other operating	56,165	5,135	1,878	63,178
Rent	8,166	489	1,433	10,088
Depreciation and amortization	9,209	40	1,046	10,295
Interest	449	-	609	1,058
Total costs and expenses	193,612	13,492	15,570	222,674

Income (loss) from operations	18,211	2,165	(4,512)	15,864

Non-operating income	-	-	4,768	4,768

Income before income taxes	$18,211	$2,165	$256	$20,632

Note 7 – Long-Term Leases

Capital Leases

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows (in thousands):

	March 31, 2018	December 31, 2017
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(16,026)	(15,045)
	$23,006	$23,987

Operating Leases

The Company leases from National Health Investors, Inc. (“NHI”) the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements. Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year. Total facility rent expense to NHI was $9,478,000 and $9,314,000 for the three months ended March 31, 2018 and 2017, respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at March 31, 2018 are as follows (in thousands):

	Operating Leases	Capital Leases
2019	$34,200	$5,200
2020	34,200	5,200
2021	34,200	5,200
2022	34,200	5,200
2023	34,200	5,200
Thereafter	134,000	4,767
Total minimum lease payments	$305,000	$30,767
Less: Amounts representing interest		(4,922)
Present value of minimum lease payments		25,845
Less: Current portion		(3,751)
Long-term capital lease obligations		$22,094

Note 8 – Earnings per Share

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding for each period presented. Diluted net income (loss) per share reflects the potential dilution that would have occurred if securities to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in our earnings.

The following table summarizes the earnings (losses) and the weighted average number of common shares used in the calculation of basic and diluted earnings (loss) per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31
	2018	2017
Basic:
Weighted average common shares outstanding	15,216,635	15,173,491
Net income (loss) attributable to National HealthCare Corporation	$(2,791)	$12,728
Earnings (loss) per common share, basic	$(0.18)	$0.84

Diluted:
Weighted average common shares outstanding	15,216,635	15,173,491
Dilutive effect of stock options	--	38,642
Weighted average common shares outstanding	15,216,635	15,212,133

Net income (loss) attributable to National HealthCare Corporation	$(2,791)	$12,728
Earnings (loss) per common share, diluted	$(0.18)	$0.84

The impact of potentially dilutive securities (1,238,855) for the three months ended March 31, 2018 were not considered because the effect would be anti-dilutive in that period.  Options to purchase 1,072,425 shares of our common stock have been excluded for the quarter ended March 31, 2017 due to their anti–dilutive impact.

Note 9 – Investments in Marketable Securities

Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. Realized gains and losses from securities sales are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 10 - Fair Value Measurements for a description of the Company's methodology for determining the fair value of marketable securities.

Marketable securities and restricted marketable securities consist of the following (in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-restricted investments:
Marketable equity securities	$30,176	$123,568	$30,176	$139,085
Restricted investments:
Corporate debt securities	67,505	66,291	65,107	65,461
Commercial mortgage–backed securities	52,589	51,488	54,030	53,544
U.S. Treasury securities	21,512	20,740	21,685	21,172
State and municipal securities	24,841	24,237	26,455	26,218
	$196,623	$286,324	$197,453	$305,480

Included in the marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2018			December 31, 2017
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$109,726	1,630,642	$24,734	$122,918

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$17,222	$17,187	$18,492	$18,499
1 to 5 years	77,295	76,171	70,331	70,157
6 to 10 years	71,931	69,398	77,657	76,943
Over 10 years	--	--	797	796
	$166,448	$162,756	$167,277	$166,395

Gross unrealized gains related to marketable equity securities are $93,421,000 and $108,934,000 as of March 31, 2018 and December 31, 2017, respectively. Gross unrealized losses related to marketable equity securities are $29,000 and $24,000 as of March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018, the Company recognized net unrealized losses for the decreased market value of the marketable equity securities in the amount of $15,517,000 in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale debt securities are $179,000 and $885,000 as of March 31, 2018 and December 31, 2017, respectively. Gross unrealized losses related to available for sale debt securities are $3,870,000 and $3,149,000 as of March 31, 2018 and December 31, 2017, respectively.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the three months ended March 31, 2018 or for the year ended December 31, 2017.

Proceeds from the sale of available for sale debt securities during the three months ended March 31, 2018 and 2017 were $3,535,000 and $33,887,000, respectively. Investment gains of $11,000 and $34,000 were realized on these sales during the three months ended March 31, 2018 and 2017, respectively. No sales were reported for marketable equity securities for the three months ended March 31, 2018 and 2017, respectively.

Note 10 – Fair Value Measurements

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

The following table summarizes fair value measurements by level at March 31, 2018 and December 31, 2017 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2018	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$54,962	$54,962	$–	$–
Restricted cash and cash equivalents	11,778	11,778	–	–
Marketable equity securities	123,568	123,568	–	–
Corporate debt securities	66,291	43,619	22,672	–
Mortgage–backed securities	51,488	–	51,488	–
U.S. Treasury securities	20,740	20,740	–	–
State and municipal securities	24,237	–	24,237	–
Total financial assets	$353,064	$254,667	$98,397	$–

	Fair Value Measurements Using
December 31, 2017	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$59,118	$59,118	$–	$–
Restricted cash and cash equivalents	8,303	8,303	–	–
Marketable equity securities	139,085	139,085	–	–
Corporate debt securities	65,461	43,073	22,388	–
Mortgage-backed securities	53,544	–	53,544	–
U.S. Treasury securities	21,172	21,172	–	–
State and municipal securities	26,218	–	26,218	–
Total financial assets	$372,901	$270,751	$102,150	$–

Note 11 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	March 31, 2018	December 31, 2017
	Variable		(dollars in thousands)
Credit Facility, interest payable monthly	3.2%	2020	$90,000	$90,000

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	4.0%	2028	10,000	10,000
			100,000	100,000
Less current portion			–	–
			$100,000	$100,000

$175,000,000 Credit Facility

The $175 million credit facility has a five-year maturity date ( October 2020). Loans bear interest at either (i) LIBOR plus 1.40% or (ii) the base rate plus 0.40%.

Note 12 - Stock Repurchase Program

In August 2017, the Board of Directors authorized a common stock purchase program. The program will allow for repurchases of up to $25 million of its common stock. During the quarter ended March 31, 2018, the Company repurchased 14,506 shares of its common stock for a total cost of $867,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $428,000 and $92,000 for the three months ended March 31, 2018 and 2017, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At March 31, 2018, the Company had $6,917,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate four-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2018 and for the year ended December 31, 2017.

	2018	2017
Risk–free interest rate	2.37%	2.08%
Expected volatility	15.84%	16.6%
Expected life, in years	3.4	4.8
Expected dividend yield	3.17%	3.10%

The following table summarizes our outstanding stock options for the three months ended March 31, 2018 and for the year ended December 31, 2017.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	177,959	$55.48	$–
Options granted	1,125,443	72.96	–
Options exercised	(48,995)	51.25	–
Options cancelled	(15,000)	72.94	–
Options outstanding at December 31, 2017	1,239,407	71.19	–
Options granted	58,854	60.95	–
Options exercised	(21,906)	48.74	–
Options cancelled	–	–	–
Options outstanding at March 31, 2018	1,276,355	$71.10	$251,000

Options vested at March 31, 2018	37,500	$52.93	$251,000

Options Outstanding March 31, 2018	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
178,080	$52.93	-	$62.78	$59.77	2.6
1,098,275		$72.94		72.94	3.9
1,276,355				$71.10	3.7

Note 14 – Income Taxes

The income tax provision for the three months ended March 31, 2018 is $200,000 (an effective income tax rate of -7.42%). The income tax provision and effective tax rate for the three months ended March 31, 2018 were unfavorably impacted by nondeductible expenses of $855,000 (primarily the non-deductible portion of the estimated potential settlement of the Caris HealthCare, L.P. Qui Tam legal matter) or -31.68% of income before taxes for the quarter. The income tax provision for the three months ended March 31, 2018 was also unfavorably impacted by the lower pre-tax book income resulting from the unrealized loss of $15,517,000 for the market value decrease in our marketable equity securities portfolio.  Prior to 2018, such market value changes ran through the balance sheet and did not impact our income statement.  The income tax provision for the three months ended March 31, 2017 was $7,999,000 (an effective income tax rate of 38.8%). The income tax provision and effective tax rate for the three months ended March 31, 2017 were unfavorably impacted by adjustments to unrecognized tax benefits of $175,000 and nondeductible expenses of $49,000 but was favorably impacted by a tax benefit of $124,000 relating to the exercise of stock options, resulting in a net increase in the provision.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") was signed into law making significant changes to the Internal Revenue Code.  The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the 2017 Tax Act.  As of December 31, 2017, we made a reasonable estimate that the revaluation of our net deferred tax liability using the new federal corporate tax rates resulted in a provisional net tax benefit of $8,488,000, which reduced our net deferred tax liability balance.  This amount continues to be a provisional adjustment as of March 31, 2018.  We will recognize any changes to provisional amounts as we continue to analyze the existing statute or as additional guidance becomes available.  We expect to complete our analysis of the provisional amounts by the end of 2018.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2014 (with certain state exceptions).

Note 15 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $96,246,000 and $93,275,000 at March 31, 2018 and December 31, 2017, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents. As of March 31, 2018, we and/or our managed centers are currently defendants in 63 such claims.

Insurance coverage for both periods includes both primary policies and excess policies. The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis. For 2017 and 2018, the excess coverage is $9.0 million per occurrence. Additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

The DOJ Investigation and the OIG Subpoena resulted from the filing of two qui tam lawsuits under seal in the United States District Court for the Eastern District of Tennessee captioned U.S. ex rel. Forsythe v. National Healthcare Corp., No. 3:12-cv-00102 (E.D. Tenn.), and U.S. ex rel. Byrd v. National Healthcare Corp., No. 3:12-cv-00500 (E.D. Tenn.) (the “Lawsuits”), which asserted claims under the False Claims Act (“FCA”) against the Company based on allegations that the Company provided medically unnecessary skilled services to patients. The Lawsuits also alleged that the plaintiffs in the Lawsuits were terminated in violation of the FCA’s anti-retaliation provisions (the “Retaliation Claims”).  Following the DOJ Investigation, on July 31, 2017, the United States filed a Notice of Election to Decline Intervention with respect to the Lawsuits.  On March 22, 2018, the district court entered a Memorandum and Order in the Lawsuits, which, among other things, unsealed the Lawsuits, dismissed the qui tam actions without prejudice, and provided the plaintiffs in the Lawsuits leave to file amended complaints with respect to the plaintiffs’ employment-related claims.  On April 5, 2018, the plaintiffs filed Amended Complaints in cases captioned Byrd v. National Health Corp., No. 3:18-cv-00123 (E.D. Tenn.), and Forsythe v. National Health Corp., No. 3:18-cv-00122 (E.D. Tenn.), which assert employment-related claims.  The Company intends to defend itself vigorously against the allegations asserted in the Amended Complaints when and if the Amended Complaints are served.

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

                On June 16, 2016, the State of Tennessee and the State of Virginia declined to intervene in the qui tam lawsuit.  On June 20, 2016, the Court ordered that the complaint be unsealed.  On October 11, 2016, the United States filed a Complaint in Intervention against Caris Healthcare, L.P. and Caris Healthcare, LLC, a wholly owned subsidiary of Caris Healthcare, L.P.  The United States' complaint alleges that Caris billed the government for ineligible hospice patients between June 2013 and December 2013 and retained overpayments regarding ineligible hospice patients from April 2010 through June 2013.  It seeks treble damages and civil penalties under the Federal False Claims Act and asserts claims for payment under mistake of fact, unjust enrichment, and conversion.  The relator has filed a notice of voluntary dismissal without prejudice of the non–intervened claims asserted in her qui tam complaint.  On May 30, 2017, the district court denied Caris’ motion to dismiss, and the parties have engaged in discovery.  This matter is set for trial in March 2019.

                On March 9, 2018, Caris and the United States jointly moved for a partial 90-day stay of the case to allow the parties to finalize a settlement in principle of the action.  On March 12, 2018, the district court entered an order granting a partial stay of 90 days from the date of the order.  On March 22, 2018, Caris and the relator jointly moved for a full stay of the case.  On March 23, 2018, the district court entered an order staying all proceedings in the matter for the same time period set forth in the court’s March 12, 2018 order.  The parties are ordered to file a joint status report regarding the outcome of their settlement negotiations and any other pertinent matters at the conclusion of that time period.

As of and for the three months ended March 31, 2018, Caris has recorded an expense and an estimated liability in the amount of $8,500,000 regarding this legal matter, of which 75.1% is included in the Company's interim condensed consolidated statements of operations. Although the parties have reached an agreement in principle to settle the case, until the action is fully resolved, it is possible that this claim could continue to have material adverse effect on our consolidated financial position, results of operations and cash flows.

Financing Commitments

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At March 31, 2018, National did not have an outstanding balance on the line of credit.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. We operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,623 licensed beds, 24 assisted living facilities, five independent living facilities, and 36 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers. We operate in 10 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending March 31, 2018 was 89.6% compared to 90.2% for the same period a year ago. With the average length of stay decreasing for a skilled nursing patient, as well as the increased availability of assisted living facilities and home and community-based services, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances to better position ourselves so we are an active participant in the delivery of post-acute healthcare services.

Quality of Patient Care

CMS introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare skilled nursing facilities more easily. The Five-Star Quality Rating System gives each skilled nursing operation a rating of between one and five stars in various categories (five stars being the best). The Company has always strived for patient-centered care and quality outcomes as precursors to outstanding financial performance. The average Five-Star rating for all of our skilled nursing facilities was 4.25 for 2017. The table below summarizes our performance in these quality ratings for the most recent three periods:

	As of
	March 31, 2018	December 31, 2017	December 31, 2016
Total number of skilled nursing facilities, end of period	76	76	74
Number of 4 and 5-star rated skilled nursing facilities	64	62	54
Percentage of 4 and 5-star rated skilled nursing facilities	84%	82%	73%

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	New Facility	112 beds	Columbia, TN	January, 2017
ALF	New Facility	78 units	Bluffton, SC	March, 2017
ALF	New Facility	80 units	Garden City, SC	June, 2017
Memory Care	Bed Addition	23 units	Murfreesboro, TN	July, 2017
SNF	Bed Addition	30 beds	Springfield, MO	April, 2018
Memory Care	Bed Addition	60 beds	Farragut, TN	Under construction

For the project under construction at March 31, 2018, the 60-bed memory care addition in Farragut, Tennessee is expected to open in the fourth quarter of 2018.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $96,246,000 at March 31, 2018 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

For the first three months of 2018, our average Medicare per diem rate for skilled nursing facilities decreased 0.3% compared to the same period in 2017.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2017 and for the fiscal year 2018, the state of Tennessee implemented specific individual nursing facility rate increases. The resulting increase in revenue beginning July 1, 2017 was approximately $3,600,000 annually, or $900,000 per quarter

Effective October 1, 2017 and for the fiscal year 2018, South Carolina implemented specific individual nursing facility rate changes. The resulting increase in revenue beginning October 1, 2017 was approximately $1,100,000 annually, or $275,000 per quarter.

Effective August 1, 2017 and for the fiscal year 2018, the state of Missouri approved a Medicaid rate decrease of $5.37 per patient day, or an approximate 3.5% decrease, to Missouri skilled nursing providers. The resulting decrease in revenue beginning August 1, 2017 was approximately $1,400,000 annually, or $350,000 per quarter.

For the first three months of 2018, our average Medicaid per diem increased 2.1% compared to the same period in 2017. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments. There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

Medicare – Homecare Programs

Effective January 1, 2018, CMS estimated the net impact of the 2018 home health PPS rates would result in a 0.4% decrease ($80 million) for home health agencies. This decrease reflects the effects of a 1.0% home health payment update percentage; a -0.97% percent adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth; and the sunset of the rural add-on provision for an impact of -0.5%. The rule also finalizes proposals for the Home Health Value-Based Purchasing (HHVBP) Model and the Home Health Quality Reporting Program (HH QRP).

Segment Reporting

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities and assisted and independent living facilities, and (2) homecare services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as CODM, to assess performance and allocate resources.

The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. For additional information on these reportable segments see Note 2 - Summary of Significant Accounting Policies.

The Company’s CODM evaluates performance and allocates capital resources to each segment based on an operating model that is designed to enhance the quality of patient care and profitability of the Company while enhancing long-term shareholder value. Our CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following tables set forth the Company’s unaudited condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$216,351	$15,341	$-	$231,692
Other revenues	271	-	10,998	11,269
Net operating revenues	216,622	15,341	10,998	242,961

Costs and expenses:
Salaries, wages and benefits	123,380	8,030	8,685	140,095
Other operating	57,835	5,279	2,058	65,172
Rent	8,258	487	1,484	10,229
Depreciation and amortization	9,461	38	843	10,342
Interest	396	-	844	1,240
Total costs and expenses	199,330	13,834	13,914	227,078

Income (loss) from operations	17,292	1,507	(2,916)	15,883
Non-operating income/(loss)	-	-	(3,065)	(3,065)
Unrealized losses on marketable equity securities	-	-	(15,517)	(15,517)

Income (loss) before income taxes	$17,292	$1,507	$(21,498)	$(2,699)

	Three Months Ended March 31, 2017
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$211,597	$15,657	$-	$227,254
Other revenues	226	-	11,058	11,284
Net operating revenues	211,823	15,657	11,058	238,538

Costs and expenses:
Salaries, wages and benefits	119,623	7,828	10,604	138,055
Other operating	56,165	5,135	1,878	63,178
Rent	8,166	489	1,433	10,088
Depreciation and amortization	9,209	40	1,046	10,295
Interest	449	-	609	1,058
Total costs and expenses	193,612	13,492	15,570	222,674

Income (loss) from operations	18,211	2,165	(4,512)	15,864

Non-operating income	-	-	4,768	4,768

Income before income taxes	$18,211	$2,165	$256	$20,632

Non-GAAP Financial Presentation

The Company is providing certain non-GAAP financial measures as the Company believes that these figures are helpful in allowing investors to more accurately assess the ongoing nature of the Company’s operations and measure the Company’s performance more consistently across periods. Therefore, the Company believes this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, operating results for the newly constructed healthcare facilities not at full capacity, share-based compensation expense, and the legal costs and charges related to the estimated settlement of a Qui Tam investigation within our Caris hospice partnership.

The tables below provide reconciliations of GAAP to non-GAAP items (in thousands, except per share data):

	Three Months Ended March 31
	2018	2017

Net income (loss) attributable to National Healthcare Corporation	$(2,791)	$12,728
Non-GAAP adjustments
Unrealized losses on marketable equity securities	15,517	-
Legal costs and charges related to Caris' legal investigation	8,228	123
Operating results for newly opened facilities not at full capacity (*)	192	838
Stock-based compensation expense	428	92
Provision of income taxes on non-GAAP adjustments	(5,481)	(411)
Non-GAAP Net income	$16,093	$13,370

GAAP diluted earnings per share	$(0.18)	$0.84
Non-GAAP adjustments
Unrealized losses on marketable equity securities	0.76	-
Legal costs and charges related to Caris' legal investigation	0.45	0.01
Operating results for newly opened facilities not at full capacity (*)	0.01	0.03
Stock-based compensation expense	0.02	-
Non-GAAP diluted earnings per share	$1.06	$0.88

(*) - The newly opened facilities consist of one skilled nursing facility and two assisted living facilities that opened during 2017.

Results of Operations

The following table and discussion sets forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues for the three months ended March 31, 2018 and 2017.

Percentage of Net Operating Revenues

	Three Months Ended March 31
	2018	2017
Net operating revenues:	100.0%	100.0%
Costs and expenses:
Salaries, wages and benefits	57.7	57.9
Other operating	26.8	26.5
Facility rent	4.2	4.2
Depreciation and amortization	4.3	4.3
Interest	0.5	0.4
Total costs and expenses	93.5	93.3
Income from operations	6.5	6.7
Non–operating income (expense)	(1.3)	1.9
Unrealized losses on marketable equity securities	(6.3)	0.0
Income (loss) before income taxes	(1.1)	8.6
Income tax provision	0.0	(3.3)
Net income (loss)	(1.1)	5.3
Net loss attributable to noncontrolling interest	0.0	0.0
Net income (loss) attributable to common stockholders of NHC	(1.1)%	5.3%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Results for the quarter ended March 31, 2018 compared to the first quarter of 2017 include a 1.9% increase in net operating revenues and a 0.1% increase in income from operations.

Net operating revenues

Net patient revenues increased $4,438,000, or 2.0%, compared to the same period last year. There are three newly constructed healthcare facilities (1 skilled nursing facility and 2 assisted living facilities) placed in service during 2017 that continue to stabilize during 2018. These new healthcare facilities increased net patient revenues $1,803,000 compared to the same period a year ago. The remaining increase in our net patient revenues is primarily due to the average per diem increase in our existing skilled nursing facility operations.

The total census at owned and leased skilled nursing facilities for the quarter averaged 89.6% compared to an average of 90.2% for the same quarter a year ago. Medicare per diem rates decreased 0.3% and Managed Care per diem rates decreased 2.4% compared to the quarter a year ago. Medicaid and private pay per diem rates increased 2.1% and 3.1%, respectively, compared to the quarter a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 1.6% compared to the quarter a year ago.

Other revenues decreased $15,000, or 0.1%, compared to the same quarter last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the first quarter of 2018 compared to the first quarter of 2017 increased $4,404,000 or 2.0%, to $227,078,000 from $222,674,000.

Salaries, wages and benefits increased $2,040,000, or 1.5%, to $140,095,000 from $138,055,000. Salaries, wages and benefits as a percentage of net operating revenue was 57.7% compared to 57.9% for the three months ended March 31, 2018 and 2017, respectively. The newly constructed healthcare facilities placed in service during 2017 increased salaries, wages and benefits by $433,000 compared to the same period a year ago. The Company continues to put substantial effort into retaining and recruiting talented partners and we continue to address the wage pressures we feel in most of our markets in which we operate.

Other operating expenses increased $1,994,000, or 3.2%, to $65,172,000 for the 2018 period compared to $63,178,000 for the 2017 period. Other operating expenses as a percentage of net operating revenue was 26.8% compared to 26.5% for the three months ended March 31, 2018 and 2017, respectively. The newly constructed healthcare facilities also increased other operating expenses compared to the quarter a year ago ($333,000).

The increase in interest expense is due to the increased interest rate on the line of credit borrowings compared to the same period a year ago. At March 31, 2018, we have $90 million outstanding on our credit facility.

Other income (expense)

Non–operating income decreased by $7,833,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. The decrease in non-operating income is due from our equity in earnings investment in our Caris hospice operations. During the first quarter of 2018, Caris recorded a charge to earnings and an estimated liability of $8,500,000 for the potential Qui Tam settlement, of which 75.1% is included in the Company's earnings. In total, with the $8.5 million estimated liability and legal expenses, Caris’ earnings negatively impacted NHC’s non-operating income by $8,228,000.

Effective January 1, 2018 with the new accounting pronouncement of ASU No. 2016–01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)”, this guidance requires that the change in the fair value of our marketable equity securities be recognized in net income. Therefore, we recorded unrealized losses in the amount of $15,517,000 for the decrease in our marketable equity securities portfolio during the first quarter of 2018. The marketable equity securities portfolio consists of publicly-traded healthcare REIT’s, with NHI comprising approximately 88% of the market value of the portfolio at March 31, 2018.

Income taxes and noncontrolling interest

The income tax provision for the three months ended March 31, 2018 is $200,000 (an effective income tax rate of -7.42%). The income tax provision and effective tax rate for the three months ended March 31, 2018 were unfavorably impacted by nondeductible expenses of $855,000 or -31.68%. Excluding nondeductible expenses, we expect our corporate income tax rate for 2018 to be approximately 26%, which is down from approximately 39% in 2017.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended March 31		Three Month Change
	2018	2017	$	%
Cash, cash equivalents, restricted cash and restricted cash equivalents, at beginning of period	$67,421	$31,589	$35,832	113.4

Cash provided by operating activities	13,306	13,011	295	2.3

Cash provided by (used in) investing activities	(5,828)	26,272	(32,100)	(122.2)

Cash used in financing activities	(8,159)	(7,063)	(1,096)	(15.5)

Cash, cash equivalents, restricted cash and restricted cash equivalents, at end of period	$66,740	$63,809	$2,931	4.6

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2018 was $13,306,000 as compared to $13,011,000 in the same period last year. Cash provided by operating activities consisted of a net loss of $2,899,000, adjustments for non–cash items of $21,081,000, cash distributions from unconsolidated investments of $2,254,000, and equity in earnings of unconsolidated investments of $6,586,000. Equity in earnings of unconsolidated investments was impacted by the Caris qui tam settlement, including legal fees, of $8,228,000. The adjustments for non-cash items include unrealized losses on equity marketable securities of $15,517,000. There was cash used for working capital needs in the amount of $13,705,000 for the three months ended March 31, 2018 compared to $9,401,000 for the same period a year ago.

Investing Activities

Net cash used in investing activities totaled $5,828,000 for the three months ended March 31, 2018 compared to cash provided by investing activities of $26,272,000 for the three months ended March 31, 2017. Cash used for property and equipment additions was $7,100,000 for the three months ended March 31, 2018. The Company collected notes receivable of $431,000 and $2,918,000 for the three months ended March 31, 2018 and 2017, respectively. Sales of restricted marketable securities, net of purchases, resulted in cash of $841,000 and $31,596,000 for the three months ended March 31, 2018 and 2017, respectively. During the first quarter of 2017, $30 million of the proceeds from the sales of restricted marketable securities were transferred out of our insurance companies to our unrestricted cash position.

In 2018, construction and development costs included in additions to property and equipment include $1,385,000 for the construction of the 60-unit memory care addition located in Farragut, Tennessee and $1,753,000 for the 30-bed addition to a skilled nursing facility in Springfield, Missouri.

Financing Activities

Net cash used in financing activities totaled $8,159,000 and $7,063,000 for the three months ending March 31, 2018 and 2017, respectively. Cash used for dividend payments to common stockholders totaled $7,297,000 in the current year period compared to $6,818,000 for the same period a year ago. In the current period, $1,067,000 was provided by the issuance of common stock compared to $817,000 in the prior year period. In the current period, repurchases of common stock totaled $867,000 compared to none in the prior period.

Table of Contractual Obligations

Our contractual obligations as of March 31, 2018 are as follows (in thousands):

	Total	1 year		2–3 Years	4–5 Years		After 5 Years
Long–term debt – principal	$100,000	$	−	$90,000	$	−	$10,000
Long–term debt – interest	11,230		3,286	5,211		808	1,925
Operating leases	305,000		34,200	68,400		68,400	134,000
Construction obligations	8,514		8,514	−		−	−
Capital lease obligations	30,767		5,200	10,400		10,400	4,767
Total contractual cash obligations	$455,511		$51,200	$174,011		$79,608	$150,692

We started paying quarterly dividends on our common shares outstanding in 2004. We anticipate the continuation of the dividend payment as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $54,962,000, marketable securities of $123,568,000, and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $54,962,000, marketable securities of $123,568,000, and our borrowing capacity on the credit facility. At March 31, 2018, the outstanding balance on the credit facility is $90,000,000; therefore, leaving $85,000,000 available for future borrowings. The maturity date on the credit facility is October 7, 2020. The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

The DOJ Investigation and the OIG Subpoena resulted from the filing of two qui tam lawsuits under seal in the United States District Court for the Eastern District of Tennessee captioned U.S. ex rel. Forsythe v. National Healthcare Corp., No. 3:12-cv-00102 (E.D. Tenn.), and U.S. ex rel. Byrd v. National Healthcare Corp., No. 3:12-cv-00500 (E.D. Tenn.) (the “Lawsuits”), which asserted claims under the False Claims Act (“FCA”) against the Company based on allegations that the Company provided medically unnecessary skilled services to patients. The Lawsuits also alleged that the plaintiffs in the Lawsuits were terminated in violation of the FCA’s anti-retaliation provisions (the “Retaliation Claims”).  Following the DOJ Investigation, on July 31, 2017, the United States filed a Notice of Election to Decline Intervention with respect to the Lawsuits.  On March 22, 2018, the district court entered a Memorandum and Order in the Lawsuits, which, among other things, unsealed the Lawsuits, dismissed the qui tam actions without prejudice, and provided the plaintiffs in the Lawsuits leave to file amended complaints with respect to the plaintiffs’ employment-related claims.  On April 5, 2018, the plaintiffs filed Amended Complaints in cases captioned Byrd v. National Health Corp., No. 3:18-cv-00123 (E.D. Tenn.), and Forsythe v. National Health Corp., No. 3:18-cv-00122 (E.D. Tenn.), which assert employment-related claims.  The Company intends to defend itself vigorously against the allegations asserted in the Amended Complaints when and if the Amended Complaints are served.

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

                On June 16, 2016, the State of Tennessee and the State of Virginia declined to intervene in the qui tam lawsuit.  On June 20, 2016, the Court ordered that the complaint be unsealed.  On October 11, 2016, the United States filed a Complaint in Intervention against Caris Healthcare, L.P. and Caris Healthcare, LLC, a wholly owned subsidiary of Caris Healthcare, L.P.  The United States' complaint alleges that Caris billed the government for ineligible hospice patients between June 2013 and December 2013 and retained overpayments regarding ineligible hospice patients from April 2010 through June 2013.  It seeks treble damages and civil penalties under the Federal False Claims Act and asserts claims for payment under mistake of fact, unjust enrichment, and conversion.  The relator has filed a notice of voluntary dismissal without prejudice of the non–intervened claims asserted in her qui tam complaint.  On May 30, 2017, the district court denied Caris’ motion to dismiss, and the parties have engaged in discovery.  This matter is set for trial in March 2019.

                On March 9, 2018, Caris and the United States jointly moved for a partial 90-day stay of the case to allow the parties to finalize a settlement in principle of the action.  On March 12, 2018, the district court entered an order granting a partial stay of 90 days from the date of the order.  On March 22, 2018, Caris and the relator jointly moved for a full stay of the case.  On March 23, 2018, the district court entered an order staying all proceedings in the matter for the same time period set forth in the court’s March 12, 2018 order.  The parties are ordered to file a joint status report regarding the outcome of their settlement negotiations and any other pertinent matters at the conclusion of that time period.

As of and for the three months ended March 31, 2018, Caris has recorded an expense and an estimated liability in the amount of $8,500,000 regarding this legal matter, of which 75.1% is included in the Company's interim condensed consolidated statements of operations.  Although the parties have reached an agreement in principle to settle the case, until the action is fully resolved, it is possible that this claim could continue to have material adverse effect on our consolidated financial position, results of operations and cash flows.

New Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to the interim condensed consolidated financial statements for the impact of new accounting standards.

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

Forward–looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward–looking statements as a result of, but not limited to, the following factors:

●	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

●	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

●	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

●	liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 15 - Contingencies and Commitments);

●	the ability of third parties for whom we have guaranteed debt, if any, to refinance certain short term debt obligations;

●	the ability to attract and retain qualified personnel;

●	the availability and terms of capital to fund acquisitions and capital improvements;

●	the ability to refinance existing debt on favorable terms;

●	the competitive environment in which we operate;

●	the ability to maintain and increase census levels; and

●	demographic changes.

See the notes to the quarterly financial statements, and “Item 1. Business” in our 2017 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web site at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At March 31, 2018, we have available for sale debt securities in the amount of $162,756,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of March 31, 2018, the Company has $100,000,000 of long–term debt that bears interest at variable interest rates. Based on our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $1,000,000.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At March 31, 2018, the fair value of our marketable equity securities is approximately $123,568,000. Of the $123.6 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $109.7 million, or 88%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $12.3 million. At March 31, 2018, our equity securities had unrealized gains of $93.4 million. Of the $93.4 million of unrealized gains, $85.0 million is related to our investment in NHI.

Item 4.   Controls and Procedures.

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 15 - Contingencies and Commitments of this Form 10–Q.

Item 1A.   Risk Factors.

During the three months ended March 31, 2018, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2017.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures.

Not applicable

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 4, 2018	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: May 4, 2018	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)