Form 10-Q
period 2018-06-30
NATIONAL HEALTHCARE CORP
filed 2018-08-09
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Large Accelerated filer [X]	Accelerated filer [ ]

Non–accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

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

15,225,654 shares of common stock of the registrant were outstanding as of August 7, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Revenues:
Net patient revenues	$230,654	$227,085	$462,346	$454,339
Other revenues	11,488	11,610	22,757	22,894
Net operating revenues	242,142	238,695	485,103	477,233

Cost and expenses:
Salaries, wages and benefits	145,466	142,684	285,561	280,739
Other operating	62,589	62,094	127,761	125,272
Facility rent	10,272	10,079	20,501	20,167
Depreciation and amortization	10,397	10,481	20,739	20,776
Interest	1,253	1,219	2,493	2,277
Total costs and expenses	229,977	226,557	457,055	449,231

Income from operations	12,165	12,138	28,048	28,002

Other income:
Non–operating income	5,654	5,189	2,589	9,957
Unrealized gains (losses) on marketable equity securities	12,448	-	(3,069)	-

Income before income taxes	30,267	17,327	27,568	37,959
Income tax provision	(7,892)	(6,758)	(8,092)	(14,757)
Net income	22,375	10,569	19,476	23,202
Net loss attributable to noncontrolling interest	86	86	194	181

Net income attributable to National HealthCare Corporation	$22,461	$10,655	$19,670	$23,383

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$1.48	$0.70	$1.29	$1.54
Diluted	$1.47	$0.70	$1.29	$1.54

Weighted average common shares outstanding:
Basic	15,221,262	15,189,818	15,218,962	15,181,700
Diluted	15,228,305	15,220,448	15,224,958	15,216,336

Dividends declared per common share	$0.50	$0.48	$0.98	$0.93

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Net income	$22,375	$10,569	$19,476	$23,202

Other comprehensive loss:
Unrealized gains (losses) on investments in restricted marketable securities	(794)	13,297	(3,592)	12,356
Reclassification adjustment for realized gains on sale of securities	(14)	(204)	(25)	(238)
Income tax benefit (expense) related to items of other comprehensive income	169	(5,054)	759	(4,646)
Other comprehensive income (loss), net of tax	(639)	8,039	(2,858)	7,472

Net loss attributable to noncontrolling interest	86	86	194	181

Comprehensive income attributable to National HealthCare Corporation	$21,822	$18,694	$16,812	$30,855

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2018	December 31, 2017
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$59,322	$59,118
Restricted cash and cash equivalents	7,629	6,397
Marketable equity securities	136,016	139,085
Restricted marketable debt securities	20,064	21,012
Accounts receivable, net	82,230	86,767
Inventories	7,306	7,153
Prepaid expenses and other assets	3,428	2,864
Notes receivable, current portion	1,499	1,450
Federal income tax receivable	-	5,465
Total current assets	317,494	329,311

Property and Equipment:
Property and equipment, at cost	974,049	958,748
Accumulated depreciation and amortization	(430,014)	(409,429)
Net property and equipment	544,035	549,319

Other Assets:
Restricted cash and cash equivalents	1,920	1,906
Restricted marketable securities	144,885	145,383
Deposits and other assets	5,849	4,867
Goodwill	17,600	17,600
Notes receivable, less current portion	10,952	11,801
Investments in limited liability companies	28,014	36,339
Total other assets	209,220	217,896
Total assets	$1,070,749	$1,096,526

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$16,166	$15,978
Capital lease obligations, current portion	3,808	3,696
Accrued payroll	55,688	67,102
Amounts due to third party payors	17,218	17,389
Accrued risk reserves, current portion	27,693	27,409
Other current liabilities	14,808	16,194
Dividends payable	7,612	7,297
Total current liabilities	142,993	155,065

Long–term debt	85,000	100,000
Capital lease obligations, less current portion	21,120	23,052
Accrued risk reserves, less current portion	67,115	65,866
Refundable entrance fees	8,668	8,827
Obligation to provide future services	2,887	2,887
Deferred income taxes	15,240	18,376
Other noncurrent liabilities	16,335	15,795
Deferred revenue	4,621	3,226
Total liabilities	363,979	393,094

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,225,654 and 15,212,133 shares, respectively, issued and outstanding	152	152
Capital in excess of par value	217,296	215,659
Retained earnings	492,377	419,423
Accumulated other comprehensive income (loss)	(3,555)	67,504
Total National HealthCare Corporation stockholders’ equity	706,270	702,738
Noncontrolling interest	500	694
Total equity	706,770	703,432
Total liabilities and equity	$1,070,749	$1,096,526

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2018	2017
		(as adjusted)
Cash Flows From Operating Activities:
Net income	$19,476	$23,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,739	20,776
Equity in (earnings) losses of unconsolidated investments	4,584	(3,380)
Distributions from unconsolidated investments	3,741	4,337
Unrealized losses on marketable equity securities	3,069	-
Gains on sale of restricted marketable securities	(25)	(238)
Deferred income taxes	(2,376)	(1,540)
Stock–based compensation	1,177	832
Changes in operating assets and liabilities:
Accounts receivable	4,537	2,891
Income tax receivable	5,465	2,218
Inventories	(153)	310
Prepaid expenses and other assets	(1,551)	(969)
Trade accounts payable	188	(3,855)
Accrued payroll	(11,414)	(12,601)
Amounts due to third party payors	(171)	931
Accrued risk reserves	1,538	3,379
Other current liabilities	(1,386)	1,440
Other noncurrent liabilities	540	1,048
Deferred revenue	1,395	1,524
Net cash provided by operating activities	49,373	40,305

Cash Flows From Investing Activities:
Additions to property and equipment	(15,456)	(16,681)
Investments in unconsolidated companies	-	(176)
Collections of notes receivable	800	3,651
Purchase of restricted marketable securities	(6,545)	(22,775)
Sale of restricted marketable securities	4,399	44,756
Net cash (used in) provided by investing activities	(16,802)	8,775

Cash Flows From Financing Activities:
Principal payments on debt	(15,000)	-
Principal payments under capital lease obligations	(1,820)	(1,715)
Dividends paid to common stockholders	(14,602)	(13,649)
Issuance of common shares	1,327	1,496
Repurchase of common shares	(867)	-
Equity attributable to noncontrolling interest	-	970
Entrance fee refunds	(159)	(757)
Change in deposits	-	(418)
Net cash used in financing activities	(31,121)	(14,073)

Net Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	1,450	35,007
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	67,421	31,589
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$68,871	$66,596

Balance Sheet Classifications:
Cash and cash equivalents	$59,322	$60,848
Restricted cash and cash equivalents	9,549	5,748
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$68,871	$66,596

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2017	15,162,938	$152	$211,457	$391,934	$66,068	$–	$669,611
Net income attributable to National HealthCare Corporation	–	–	–	23,383	–	–	23,383
Net loss attributable to noncontrolling interest	–	–	–	–	–	(181)	(181)
Equity contributed by noncontrolling interest	–	–	–	–	–	970	970
Other comprehensive income	–	–	–	–	7,472	–	7,472
Stock–based compensation	–	–	832	–	–	–	832
Shares sold – options exercised	32,092	–	1,496	–	–	–	1,496
Dividends declared to common stockholders ($0.93 per share)	–	–	–	(14,125)	–	–	(14,125)
Balance at June 30, 2017	15,195,030	$152	$213,785	$401,192	$73,540	$789	$689,458

Balance at January 1, 2018	15,212,133	$152	$215,659	$419,423	$67,504	$694	$703,432
Reclassification due to new accounting standards	–	–	–	68,201	(68,201)	–	–
Net income attributable to National HealthCare Corporation	–	–	–	19,670	–	–	19,670
Net loss attributable to noncontrolling interest	–	–	–	–	–	(194)	(194)
Other comprehensive loss	–	–	–	–	(2,858)	–	(2,858)
Stock–based compensation	–	–	1,177	–	–	–	1,177
Shares sold – options exercised	28,027	–	1,327	–	–	–	1,327
Repurchase of common shares	(14,506)	–	(867)	–	–	–	(867)
Dividends declared to common stockholders ($0.98 per share)	–	–	–	(14,917)	–	–	(14,917)
Balance at June 30, 2018	15,225,654	$152	$217,296	$492,377	$(3,555)	$500	$706,770

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30, 2018, we operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,629 licensed beds, 24 assisted living facilities, five independent living facilities, and 36 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a noncontrolling ownership interest in a hospice care business that services NHC owned skilled nursing facilities and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing facilities. We operate in 10 states and are located primarily in the southeastern United States.

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

We assume that users of these interim condensed consolidated financial statements have read or have access to the audited December 31, 2017 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014–09 “Revenue from Contracts with Customers,” also known as the “New Revenue Standard.” This update is the result of a collaborative effort by the FASB and the International Accounting Standards Board to simplify revenue recognition guidance, remove inconsistencies in the application of revenue recognition, and to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive for those goods or services. The New Revenue Standard is applied through the following five-step process:

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

On January 1, 2018, the Company adopted the provisions of ASU No. 2014-09 using the full retrospective method, which requires us to restate each prior reporting period presented. The most significant impact to NHC relates to the recording of revenue for patients that have individual copayment responsibilities and are eligible for both Medicare and Medicaid benefits (also known as dual eligible patients). As such with these patients, net patient revenues will only include the amounts expected to be collected from the patients in accordance with ASU No. 2014-09. Under the prior accounting guidance, we recorded the price stated in the contract as net patient revenue, and the amounts not collected from our patients were recorded as bad debts in other operating expenses. The adoption of ASU No. 2014-09 has no impact on the Company’s accounts receivable as it was historically recorded net of allowance for doubtful accounts and contractual adjustments. The following tables present the effect on the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2017 for the accounting change that was retrospectively adopted on January 1, 2018:

Consolidated Statements of Operations

(in thousands)

	Three Months Ended June 30, 2017
	As Previously Reported	Effect of Accounting Change	As Adjusted

Net patient revenues	$227,847	$(762)	$227,085
Net operating revenues	239,457	(762)	238,695
Other operating expenses	62,856	(762)	62,094
Total costs and expenses	227,319	(762)	226,557
Net income	$10,569	$-	$10,569

	Six Months Ended June 30, 2017
	As Previously Reported	Effect of Accounting Change	As Adjusted

Net patient revenues	$455,806	$(1,467)	$454,339
Net operating revenues	478,700	(1,467)	477,233
Other operating expenses	126,739	(1,467)	125,272
Total costs and expenses	450,698	(1,467)	449,231
Net income	$23,202	$-	$23,202

In January 2016, the FASB issued ASU No. 2016–01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825).” ASU No. 2016–01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016–01 requires the change in fair value of many equity investments to be recognized in net income.  On January 1, 2018, the Company adopted the provisions of ASU No. 2016-01 using the modified retrospective method as required by the standard. The adoption of ASU No. 2016-01 resulted in a $68,073,000 reclassification of net unrealized gains from accumulated other comprehensive income (“AOCI”) to the opening balance of retained earnings. For the three months and six months ended June 30, 2018, the Company recognized a gain of $12,448,000 and a loss of $3,069,000, respectively, in our interim condensed consolidated statement of operations related to the change in fair value of our marketable equity securities.  The adoption of ASU No. 2016-01 increases the volatility of other income due to the market fluctuation of our marketable equity securities.

In August 2016, the FASB issued ASU No. 2016-15, “Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statements of Cash Flows.” ASU No. 2016-15 was issued to create consistency in the classification of eight specific cash flow items and provides an accounting policy election for classifying distributions received from equity method investments. Such equity method investment distributions are now classified using a 1) cumulative earnings approach, or 2) nature of distribution approach. On January 1, 2018, the Company adopted the provisions of ASU No. 2016-15 and this standard did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU No. 2017-09 amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification ("ASC") 718. On January 1, 2018, the Company adopted the provisions of ASU No. 2017-09 and this standard did not have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU No. 2018-02 permits a company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The FASB refers to these amounts as “stranded tax effects.” On January 1, 2018, the Company early adopted the provisions of ASU No. 2018-02. The adoption of this standard resulted in an adjustment of accumulated other comprehensive income, with a corresponding adjustment to the opening balance of retained earnings in the amount of $128,000, related to the stranded tax effects of the unrealized losses in our restricted marketable debt securities.

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. We anticipate this standard will have a material impact on our consolidated financial statements and will result in an increase to total assets and total liabilities. Additionally, we are currently evaluating the impact this standard will have on our policies and procedures and internal control framework.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments."  ASU No. 2016-13 replaces the current incurred loss impairment methodology for credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for fiscal years beginning after December 15, 2018.  We are currently evaluation the impact this standard will have on our policies and procedures and internal control framework.

Segment Reporting

In accordance with the provisions of ASC 280, “Segment Reporting”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities and assisted and independent living facilities, and (2) homecare services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. See Note 6 for further disclosure of the Company’s operating segments.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $6,573,000 and $13,250,000 for the three months and six months ended June 30, 2018, respectively. General and administrative costs were $6,390,000 and $15,262,000 for the three months and six months ended June 30, 2017, respectively.

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

Professional liability remains an area of particular concern to us. The long-term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents. As of June 30, 2018, we and/or our managed centers are defendants in 63 such claims. It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as non-current liabilities in the Company's consolidated balance sheets. The balances of refundable entrance fees as of June 30, 2018 and December 31, 2017 were $8,668,000 and $8,827,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. As of June 30, 2018, and December 31, 2017, we have recorded a future service obligation in the amount of $2,887,000.

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2018	2017	2018	2017
Net patient revenues:
Inpatient services	$215,617	$211,057	$431,968	$422,497
Homecare	15,037	16,028	30,378	31,842
Total net patient revenue	$230,654	$227,085	$462,346	$454,339

The Company recognizes revenue as its performance obligations are completed. The performance obligations are satisfied over time as the patient simultaneously receives and consumes the benefits of the healthcare services provided. For inpatient services, revenue is recognized on a daily basis as each day represents a separate contract and performance obligation. For homecare, revenue is recognized when services are provided based on the number of days of service rendered in the episode or on a per-visit basis. Typically, patients and third-party payors are billed monthly after services are performed or the patient is discharged and payments are due based on contract terms.

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
Source	2018	2017	2018	2017
Medicare	35%	35%	36%	35%
Managed Care	12%	13%	12%	13%
Medicaid	26%	26%	26%	26%
Private Pay and Other	27%	26%	26%	26%
Total	100%	100%	100%	100%

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors.  Contractual adjustments are based on contractual agreements and historical experience.  The Company considers the patient's ability and intent to pay the amount of consideration upon admission.  Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. The provision for doubtful accounts was $1,064,000 and $2,023,000 for the three months and six months ended June 30, 2018, respectively. The provision for doubtful accounts was $1,055,000 and $2,233,000 for the three months and six months ended June 30, 2017, respectively.

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

Private pay, managed care, and other payment sources include commercial insurance, individual patient funds, managed care plans and the Veterans Administration. Private paying patients, private insurance carriers and the Veterans Administration generally pay based on the healthcare facilities charges or specifically negotiated contracts. For private pay patients in skilled nursing, assisted living and independent living facilities, the Company bills for room and board charges, with the remittance being due on receipt of the statement and generally by the 10th day of the month the services are performed.

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

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services. The assignment of patients to the various RUG categories is subject to post–payment review by Medicare intermediaries or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $17,218,000 and $17,389,000 as of June 30, 2018 and December 31, 2017, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

Other revenues include the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2018	2017	2018	2017
Rental income	$5,553	$5,515	$11,086	$11,001
Management and accounting services fees	3,738	3,752	7,446	7,611
Insurance services	1,955	2,087	3,646	3,644
Other	242	256	579	638
Total other revenues	$11,488	$11,610	$22,757	$22,894

Management Fees from National

We manage five skilled nursing facilities owned by National. For the three months and six months ended June 30, 2018, we recognized management fees and interest on management fees of $1,038,000 and $2,053,000 from these centers, respectively. For the three months and six months ended June 30, 2017, we recognized management fees and interest on management fees of $989,000 and $1,925,000 for these centers.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2018 were $1,282,000 and $2,300,000, respectively. For the three months and six months ended June 30, 2017, the workers’ compensation premium revenues reflected in the interim condensed consolidated statements of operations were $1,409,000 and $2,688,000. Associated losses and expenses are reflected in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2018 were $673,000 and $1,346,000, respectively. For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2017 were $678,000 and $956,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 5 – Non–Operating Income

Non–operating income includes equity in earnings (losses) of unconsolidated investments, dividends and other realized gains and losses on marketable securities, interest income, and unrealized losses on our equity marketable securities.

Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services. For the three months and six months ended June 30, 2018, Caris recorded expenses of $136,000 and $8,364,000, respectively, for the settlement of their Qui Tam legal matter. Please see Note 15 – Contingencies and Commitments for further detail describing the Caris’ legal investigation and settlement.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2018	2017	2018	2017
Equity in earnings (losses) of unconsolidated investments	$2,001	$1,854	$(4,584)	$3,380
Dividends and net realized gains on sales of securities	1,795	1,899	3,597	3,623
Interest income	1,858	1,436	3,576	2,954
Total non-operating income	$5,654	$5,189	$2,589	$9,957

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$215,617	$15,037	$-	$230,654
Other revenues	181	-	11,307	11,488
Net operating revenues	215,798	15,037	11,307	242,142

Costs and expenses:
Salaries, wages and benefits	128,115	8,611	8,740	145,466
Other operating	56,069	4,740	1,780	62,589
Rent	8,267	485	1,520	10,272
Depreciation and amortization	9,571	44	782	10,397
Interest	383	-	870	1,253
Total costs and expenses	202,405	13,880	13,692	229,977

Income (loss) from operations	13,393	1,157	(2,385)	12,165
Non-operating income	-	-	5,654	5,654
Unrealized gains on marketable equity securities	-	-	12,448	12,448

Income before income taxes	$13,393	$1,157	$15,717	$30,267

	Three Months Ended June 30, 2017
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$211,057	$16,028	$-	$227,085
Other revenues	225	-	11,385	11,610
Net operating revenues	211,282	16,028	11,385	238,695

Costs and expenses:
Salaries, wages and benefits	125,614	8,615	8,455	142,684
Other operating	55,227	5,058	1,809	62,094
Rent	8,257	499	1,323	10,079
Depreciation and amortization	9,396	39	1,046	10,481
Interest	436	-	783	1,219
Total costs and expenses	198,930	14,211	13,416	226,557

Income (loss) from operations	12,352	1,817	(2,031)	12,138

Non-operating income	-	-	5,189	5,189

Income before income taxes	$12,352	$1,817	$3,158	$17,327

	Six Months Ended June 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$431,968	$30,378	$-	$462,346
Other revenues	451	-	22,306	22,757
Net operating revenues	432,419	30,378	22,306	485,103

Costs and expenses:
Salaries, wages and benefits	251,495	16,642	17,424	285,561
Other operating	113,904	10,019	3,838	127,761
Rent	16,524	973	3,004	20,501
Depreciation and amortization	19,032	82	1,625	20,739
Interest	780	-	1,713	2,493
Total costs and expenses	401,735	27,716	27,604	457,055

Income (loss) from operations	30,684	2,662	(5,298)	28,048

Non-operating income	-	-	2,589	2,589
Unrealized losses on marketable equity securities	-	-	(3,069)	(3,069)

Income (loss) before income taxes	$30,684	$2,662	$(5,778)	$27,568

	Six Months Ended June 30, 2017
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$422,497	$31,842	$-	$454,339
Other revenues	451	-	22,443	22,894
Net operating revenues	422,948	31,842	22,443	477,233

Costs and expenses:
Salaries, wages and benefits	245,238	16,442	19,059	280,739
Other operating	111,392	10,193	3,687	125,272
Rent	16,424	987	2,756	20,167
Depreciation and amortization	18,605	80	2,091	20,776
Interest	886	-	1,391	2,277
Total costs and expenses	392,545	27,702	28,984	449,231

Income (loss) from operations	30,403	4,140	(6,541)	28,002

Non-operating income	-	-	9,957	9,957

Income before income taxes	$30,403	$4,140	$3,416	$37,959

Note 7 – Long-Term Leases

Capital Leases

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(17,008)	(15,045)
	$22,024	$23,987

Operating Leases

The Company leases from National Health Investors, Inc. (“NHI”) the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements. Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year. Total facility rent expense to NHI was $9,478,000 and $9,314,000 for the three months ended June 30, 2018 and 2017, respectively. Total facility rent expense to NHI was $18,956,000 and $18,628,000 for the six months ended June 30, 2018 and 2017, respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at June 30, 2018 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2019	$34,200	$5,200
2020	34,200	5,200
2021	34,200	5,200
2022	34,200	5,200
2023	34,200	5,200
Thereafter	125,450	3,467
Total minimum lease payments	$296,450	$29,467
Less: Amounts representing interest		(4,539)
Present value of minimum lease payments		24,928
Less: Current portion		(3,808)
Long-term capital lease obligations		$21,120

Note 8 – Earnings per Share

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Basic:
Weighted average common shares outstanding	15,221,262	15,189,818	15,218,962	15,181,700
Net income attributable to National HealthCare Corporation	$22,461	$10,655	$19,670	$23,383
Earnings per common share, basic	$1.48	$0.70	$1.29	$1.54

Diluted:
Weighted average common shares outstanding	15,221,262	15,189,818	15,218,962	15,181,700
Dilutive effect of stock options	7,043	30,630	5,996	34,636
Weighted average common shares outstanding	15,228,305	15,220,448	15,224,958	15,216,336

Net income attributable to National HealthCare Corporation	$22,461	$10,655	$19,670	$23,383
Earnings per common share, diluted	$1.47	$0.70	$1.29	$1.54

In the above table, options to purchase 1,137,015 and 1,124,689 shares of our common stock have been excluded for the quarter ended and six-months ended June 30, 2018 and 2017, respectively, due to their anti–dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following (in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-restricted investments:
Marketable equity securities	$30,176	$136,016	$30,176	$139,085
Restricted investments:
Corporate debt securities	68,796	66,949	65,107	65,461
Commercial mortgage–backed securities	54,802	53,586	54,030	53,544
U.S. Treasury securities	21,516	20,676	21,685	21,172
State and municipal securities	24,334	23,738	26,455	26,218
	$199,624	$300,965	$197,453	$305,480

Included in the marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2018			December 31, 2017
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$120,146	1,630,642	$24,734	$122,918

The amortized cost and estimated fair value of the marketable debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$18,660	$18,627	$18,492	$18,499
1 to 5 years	80,101	78,615	70,331	70,157
6 to 10 years	68,842	65,862	77,657	76,943
Over 10 years	1,845	1,845	797	796
	$169,448	$164,949	$167,277	$166,395

Gross unrealized gains related to marketable equity securities are $105,851,000 and $108,933,000 as of June 30, 2018 and December 31, 2017, respectively. Gross unrealized losses related to marketable equity securities are $11,000 and $24,000 as of June 30, 2018 and December 31, 2017, respectively. For the three months and six months ended June 30, 2018, the Company recognized a net unrealized gain of $12,448,000 and a net unrealized loss of $3,069,000, respectively, for the change in market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $110,000 and $823,000 as of June 30, 2018 and December 31, 2017, respectively. Gross unrealized losses related to available for sale marketable debt securities are $4,609,000 and $1,705,000 as of June 30, 2018 and December 31, 2017, respectively.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the six months ended June 30, 2018 or for the year ended December 31, 2017.

Proceeds from the sale of available for sale marketable debt securities during the six months ended June 30, 2018 and 2017 were $4,399,000 and $44,756,000, respectively. Investment gains of $25,000 and $238,000 were realized on these sales during the six months ended June 30, 2018 and 2017, respectively. No sales were reported for the marketable equity securities for the six months ended June 30, 2018 and 2017, respectively.

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

The following table summarizes fair value measurements by level at June 30, 2018 and December 31, 2017 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2018	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$59,322	$59,322	$–	$–
Restricted cash and cash equivalents	9,549	9,549	–	–
Marketable equity securities	136,016	136,016	–	–
Corporate debt securities	66,949	43,803	23,146	–
Mortgage–backed securities	53,586	–	53,586	–
U.S. Treasury securities	20,676	20,676	–	–
State and municipal securities	23,738	–	23,738	–
Total financial assets	$369,836	$269,366	$100,470	$–

	Fair Value Measurements Using
December 31, 2017	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$59,118	$59,118	$–	$–
Restricted cash and cash equivalents	8,303	8,303	–	–
Marketable equity securities	139,085	139,085	–	–
Corporate debt securities	65,461	43,073	22,388	–
Mortgage-backed securities	53,544	–	53,544	–
U.S. Treasury securities	21,172	21,172	–	–
State and municipal securities	26,218	–	26,218	–
Total financial assets	$372,901	$270,751	$102,150	$–

Note 11 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	June 30, 2018	December 31, 2017
	Variable		(dollars in thousands)
Credit Facility, interest payable monthly	3.5%	2020	$75,000	$90,000

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	4.3%	2028	10,000	10,000
			85,000	100,000
Less current portion			–	–
			$85,000	$100,000

$150,000,000 Credit Facility

During the second quarter of 2018, the Company lowered the available borrowing capacity of the credit facility from $175 million to $150 million.  The credit facility has a five-year maturity date (October 2020). Loans bear interest at either (i) LIBOR plus 1.40% or (ii) the base rate plus 0.40%.

Note 12 - Stock Repurchase Program

In August 2017, the Board of Directors authorized a common stock purchase program. The program will allow for repurchases of up to $25 million of its common stock. During the six months ended June 30, 2018, the Company repurchased 14,506 shares of its common stock for a total cost of $867,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $749,000 and $740,000 for the three months ended June 30, 2018 and 2017, respectively. Stock-based compensation totaled $1,177,000 and $832,000 for the six months ended June 30, 2018 and 2017, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At June 30, 2018, the Company had $6,329,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate four-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2018 and for the year ended December 31, 2017.

	2018	2017
Risk–free interest rate	2.46%	2.08%
Expected volatility	16.1%	16.6%
Expected life, in years	3.0	4.8
Expected dividend yield	3.29%	3.10%

The following table summarizes our outstanding stock options for the six months ended June 30, 2018 and for the year ended December 31, 2017.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	177,959	$55.48	$–
Options granted	1,125,443	72.96	–
Options exercised	(48,995)	51.25	–
Options cancelled	(15,000)	72.94	–
Options outstanding at December 31, 2017	1,239,407	71.19	–
Options granted	111,240	61.40	–
Options exercised	(33,526)	51.25	–
Options cancelled	(20,000)	72.94	–
Options outstanding at June 30, 2018	1,297,121	$70.84	$2,167,000

Options vested at June 30, 2018	210,881	$63.35	$1,613,000

Options Outstanding June 30, 2018	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
218,846	$52.93	-	$62.78	$59.77	2.9
1,078,275		$72.94		72.94	3.7
1,297,121				$70.84	3.6

Note 14 – Income Taxes

The income tax provision for the three months ended June 30, 2018 is $7,892,000 (an effective income tax rate of 26.1%). The income tax provision for the three months ended June 30, 2017 was $6,758,000 (an effective income tax rate of 39.0%). The income tax provision and effective tax rate for the three months ended June 30, 2017 were unfavorably impacted by adjustments to unrecognized tax benefits of $146,200 and nondeductible expenses of $84,000 but was favorably impacted by a tax benefit of $123,000 relating to the exercise of stock options, resulting in a net increase in the provision.

The income tax provision for the six months ended June 30, 2018 is $8,092,000 (an effective income tax rate of 29.4%). The income tax provision and effective tax rate for the six months ended June 30, 2018 were unfavorably impacted by nondeductible expenses of $881,000 (primarily the non-deductible portion of the estimated potential settlement of the Caris HealthCare, L.P. Qui Tam legal matter) or 3.2% of income before taxes for the six months. The income tax provision for the six months ended June 30, 2018 was also unfavorably impacted by the lower pre-tax book income resulting from the unrealized loss of $3,069,000 for the market value decrease in our marketable equity securities portfolio.  Prior to 2018, such market value changes ran through the balance sheet and did not impact our income statement.  The income tax provision for the six months ended June 30, 2017 was $14,757,000 (an effective income tax rate of 38.9%). The income tax provision and effective tax rate for the six months ended June 30, 2017 were unfavorably impacted by adjustments to unrecognized tax benefits of $321,000 and nondeductible expenses of $133,400 but was favorably impacted by a tax benefit of $244,000 relating to the exercise of stock options, resulting in a net increase in the provision.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") was signed into law making significant changes to the Internal Revenue Code.  The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the 2017 Tax Act.  As of December 31, 2017, we made a reasonable estimate that the revaluation of our net deferred tax liability using the new federal corporate tax rates resulted in a provisional net tax benefit of $8,488,000, which reduced our net deferred tax liability balance.  This amount continues to be a provisional adjustment as of June 30, 2018.  We will recognize any changes to provisional amounts as we continue to analyze the existing statute or as additional guidance becomes available.  We expect to complete our analysis of the provisional amounts by the end of 2018.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2014 (with certain state exceptions).

Note 15 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $94,808,000 and $93,275,000 at June 30, 2018 and December 31, 2017, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents. As of June 30, 2018, we and/or our managed centers are currently defendants in 63 such claims.

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

Financing Commitments

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At June 30, 2018, National did not have an outstanding balance on the line of credit.

Caris HealthCare, L.P. Investigation and Related Litigation

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

                On June 16, 2016, the State of Tennessee and the State of Virginia declined to intervene in the qui tam lawsuit.  On June 20, 2016, the Court ordered that the complaint be unsealed.  On October 11, 2016, the United States filed a Complaint in Intervention against Caris Healthcare, L.P. and Caris Healthcare, LLC, a wholly owned subsidiary of Caris Healthcare, L.P.  The United States' complaint alleged that Caris billed the government for ineligible hospice patients between June 2013 and December 2013 and retained overpayments regarding ineligible hospice patients from April 2010 through June 2013.

                On March 9, 2018, Caris and the United States jointly moved for a partial 90-day stay of the case to allow the parties to finalize a settlement in principle of the action.  That settlement was finalized on June 25, 2018, in which Caris agreed to pay $8.5 million plus interest for a full release associated with the alleged submission of false claims and alleged retention of overpayments from Medicare for hospice services provided between April 1, 2010, and December 31, 2013. On June 28, 2018, the District Court entered an Order in connection with the parties’ Joint Stipulation of Dismissal, which dismissed the action with prejudice as to the Hinkle and Hinkle’s bankruptcy trustee, with prejudice to the United States with respect to the conduct released by the settlement, and without prejudice to the United States with respect to all remaining claims. The District Court’s Order concludes this litigation.

Nutritional Support Services, L.P., Qui Tam Litigation

On June 19, 2018, a First Amended Complaint was filed naming Nutritional Support Services, L.P. (“NSS”), a wholly-owned subsidiary of the Company, as a defendant in the action captioned U.S. ex rel. McClain v. Nutritional Support Services, L.P., No. 6:17-cv-2608-AMQ (D.S.C.), which was filed in the United States District Court for the District of South Carolina. The action alleges that NSS violated the False Claims Act by reporting a National Drug Code (“NDC”) number that did not correspond to the NDC for dispensed prescriptions. On April 16, 2018, the United States filed a Notice of Election to Decline Intervention with respect to the allegations asserted in this action. NSS intends to vigorously defend itself with respect to this action.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. We operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,629 licensed beds, 24 assisted living facilities, five independent living facilities, and 36 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers. We operate in 10 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the six months ending June 30, 2018 was 89.5% compared to 90.4% for the same period a year ago. With the average length of stay decreasing for a skilled nursing patient, as well as the increased availability of assisted living facilities and home and community-based services, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances to better position ourselves so we are an active participant in the delivery of post-acute healthcare services.

Quality of Patient Care

The Centers for Medicare and Medicaid Services (“CMS”) introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare skilled nursing facilities more easily. The Five-Star Quality Rating System gives each skilled nursing operation a rating of between one and five stars in various categories (five stars being the best). The Company has always strived for patient-centered care and quality outcomes as precursors to outstanding financial performance. The average Five-Star rating for all our skilled nursing facilities was 4.25 for 2017. The table below summarizes our overall performance in these quality ratings:

	As of
	June 30, 2018	Dec. 31, 2017	Dec. 31, 2016
Total number of skilled nursing facilities, end of year	76	76	74
Number of 4 and 5-star rated skilled nursing facilities	65	62	54
Percentage of 4 and 5-star rated skilled nursing facilities	86%	82%	73%

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

For the project under construction at June 30, 2018, the 60-bed memory care addition in Farragut, Tennessee is expected to open in the fourth quarter of 2018.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $94,808,000 at June 30, 2018 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Government Program Financial Changes

Medicare – Skilled Nursing Facilities

In July 2017, CMS released its final rule outlining the fiscal year 2018 Medicare payments and policy changes for skilled nursing facilities. The 2018 final rule provided for an approximate 1.0% rate update, which began October 1, 2017. CMS estimated a 2.7% market basket increase reduced by 0.4% for a multifactor productivity adjustment required by the Affordable Care Act (“ACA”); however, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) mandated that all post-acute care providers receive a maximum market basket update of 1% in fiscal year 2018 to offset part of the cost of the legislation. CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2018 by $370 million compared to fiscal year 2017 levels.

For the first six months of 2018, our average Medicare per diem rate for skilled nursing facilities decreased 0.16% compared to the same period in 2017.

In July 2018, CMS released its final rule outlining the fiscal year 2019 Medicare payments and policy changes for skilled nursing facilities. The 2019 final rule provided for an approximate 2.4% market basket update that was spelled out in the Bipartisan Budget Act of 2018, resulting in an increase in overall payments to skilled nursing facilities in fiscal year 2019 by $820 million compared to fiscal year 2018 levels. Also, starting on October 1, 2019, CMS plans to start using a new case-mix model, called the Patient-Driven Payment Model (PDPM), which focuses on a resident’s condition and care needs, rather than the amount of care provided, to determine reimbursement levels. The PDPM replaces the existing case-mix classification methodology, the Resource Utilization Groups, Version IV (RUG-IV) model, used to categorize Part A residents into various payment groups based on their level of need. The new PDPM is expected to better account for patient characteristics by relating payment to patients' conditions and clinical needs rather than on volume-based services. The PDPM is also expected to reduce systemic complexity and save skilled nursing facilities approximately $2.0 billion over 10 years in administrative costs. Under the new rule, CMS is finalizing changes to the Skilled Nursing Facilities Value-based Purchasing Program. Scoring for methodology for low-volume providers will be updated, as will an extraordinary-exemption policy.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2018 and for the fiscal year 2019, the state of Tennessee implemented specific individual nursing facility rate increases. We estimate the resulting increase in revenue for the 2019 fiscal year will be approximately $2,100,000 annually, or $525,000 per quarter. Effective July 1, 2017 and for the fiscal year 2018, the state of Tennessee implemented specific individual nursing facility rate increases. The resulting increase in revenue beginning July 1, 2017 was approximately $3,600,000 annually, or $900,000 per quarter.

Effective October 1, 2017 and for the fiscal year 2018, South Carolina implemented specific individual nursing facility rate changes. The resulting increase in revenue beginning October 1, 2017 was approximately $1,100,000 annually, or $275,000 per quarter.

Effective July 1, 2018 and for the fiscal year 2019, the state of Missouri implemented per patient day rate increases. We estimate the resulting increase in revenue for the 2019 fiscal year will be approximately $2,200,000 annually, or $550,000 per quarter. Effective August 1, 2017 and for the fiscal year 2018, the state of Missouri approved a Medicaid rate decrease of $5.37 per patient day, or an approximate 3.5% decrease, to Missouri skilled nursing providers. The resulting decrease in revenue beginning August 1, 2017 was approximately $1,400,000 annually, or $350,000 per quarter.

For the first six months of 2018, our average Medicaid per diem increased 2.0% compared to the same period in 2017. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments. There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

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

The following tables set forth the Company’s unaudited condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$215,617	$15,037	$-	$230,654
Other revenues	181	-	11,307	11,488
Net operating revenues	215,798	15,037	11,307	242,142

Costs and expenses:
Salaries, wages and benefits	128,115	8,611	8,740	145,466
Other operating	56,069	4,740	1,780	62,589
Rent	8,267	485	1,520	10,272
Depreciation and amortization	9,571	44	782	10,397
Interest	383	-	870	1,253
Total costs and expenses	202,405	13,880	13,692	229,977

Income (loss) from operations	13,393	1,157	(2,385)	12,165
Non-operating income	-	-	5,654	5,654
Unrealized gains on marketable equity securities	-	-	12,448	12,448

Income before income taxes	$13,393	$1,157	$15,717	$30,267

	Three Months Ended June 30, 2017
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$211,057	$16,028	$-	$227,085
Other revenues	225	-	11,385	11,610
Net operating revenues	211,282	16,028	11,385	238,695

Costs and expenses:
Salaries, wages and benefits	125,614	8,615	8,455	142,684
Other operating	55,227	5,058	1,809	62,094
Rent	8,257	499	1,323	10,079
Depreciation and amortization	9,396	39	1,046	10,481
Interest	436	-	783	1,219
Total costs and expenses	198,930	14,211	13,416	226,557

Income (loss) from operations	12,352	1,817	(2,031)	12,138

Non-operating income	-	-	5,189	5,189

Income before income taxes	$12,352	$1,817	$3,158	$17,327

	Six Months Ended June 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$431,968	$30,378	$-	$462,346
Other revenues	451	-	22,306	22,757
Net operating revenues	432,419	30,378	22,306	485,103

Costs and expenses:
Salaries, wages and benefits	251,495	16,642	17,424	285,561
Other operating	113,904	10,019	3,838	127,761
Rent	16,524	973	3,004	20,501
Depreciation and amortization	19,032	82	1,625	20,739
Interest	780	-	1,713	2,493
Total costs and expenses	401,735	27,716	27,604	457,055

Income (loss) from operations	30,684	2,662	(5,298)	28,048

Non-operating income	-	-	2,589	2,589
Unrealized losses on marketable equity securities	-	-	(3,069)	(3,069)

Income (loss) before income taxes	$30,684	$2,662	$(5,778)	$27,568

	Six Months Ended June 30, 2017
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$422,497	$31,842	$-	$454,339
Other revenues	451	-	22,443	22,894
Net operating revenues	422,948	31,842	22,443	477,233

Costs and expenses:
Salaries, wages and benefits	245,238	16,442	19,059	280,739
Other operating	111,392	10,193	3,687	125,272
Rent	16,424	987	2,756	20,167
Depreciation and amortization	18,605	80	2,091	20,776
Interest	886	-	1,391	2,277
Total costs and expenses	392,545	27,702	28,984	449,231

Income (loss) from operations	30,403	4,140	(6,541)	28,002

Non-operating income	-	-	9,957	9,957

Income before income taxes	$30,403	$4,140	$3,416	$37,959

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

The operating results for the three newly constructed healthcare facilities not at full capacity consist of one skilled nursing facility and two assisted living facilities that opened during 2017.

The table below provides reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Net income attributable to National Healthcare Corporation	$22,461	$10,655	$19,670	$23,383
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	(12,448)	--	3,069	-
Legal costs and charges related to Caris' legal investigation	136	359	8,364	482
Operating results for newly opened facilities not at full capacity	339	912	531	1,750
Share-based compensation expense	749	740	1,177	832
Provision of income taxes on non-GAAP adjustments	2,918	(784)	(2,563)	(1,195)
Non-GAAP Net income	$14,155	$11,882	$30,248	$25,252

GAAP diluted earnings per share	$1.47	$0.70	$1.29	$1.54
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	(0.60)	-	0.15	-
Legal costs and charges related to Caris' legal investigation	0.01	0.01	0.46	0.02
Operating results for newly opened facilities not at full capacity	0.01	0.04	0.03	0.07
Share-based compensation expense	0.04	0.03	0.06	0.03
Non-GAAP diluted earnings per share	$0.93	$0.78	$1.99	$1.66

Results of Operations

The following table and discussion sets forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues for the three months and six months ended June 30, 2018 and 2017.

Percentage of Net Operating Revenues

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net operating revenues:	100.0%	100.0%	100%	100%
Costs and expenses:
Salaries, wages and benefits	60.1	59.8	58.9	58.8
Other operating	25.9	26.0	26.3	26.2
Facility rent	4.2	4.2	4.2	4.2
Depreciation and amortization	4.3	4.4	4.3	4.4
Interest	0.5	0.5	0.5	0.5
Total costs and expenses	95.0	94.9	94.2	94.1
Income from operations	5.0	5.1	5.8	5.9
Non–operating income	2.3	2.2	0.6	2.1
Unrealized gains/losses on marketable equity securities	5.2	0.0	(0.6)	0.0
Income before income taxes	12.5	7.3	5.8	8.0
Income tax provision	(3.3)	(2.8)	(1.7)	(3.1)
Net income	9.2	4.5	4.1	4.9
Net loss attributable to noncontrolling interest	0.0	0.0	0.0	0.0
Net income attributable to NHC	9.2	4.5	4.1	4.9

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Results for the quarter ended June 30, 2018 compared to the same quarter in 2017 include a 1.4% increase in net operating revenues and a 0.2% increase in income from operations. For the three months ended June 30, 2018 compared to the same quarter in 2017, income before income taxes increased 74.3% and net income attributable to NHC increased 110.8%.  Excluding the unrealized gains in our marketable equity securities during the second quarter of 2018 compared to the same quarter in 2017, income before income taxes increased 2.8% and net income attributable to NHC increased 24.4%.

Net operating revenues

Net patient revenues increased $3,569,000, or 1.6%, compared to the same period last year. There are three newly constructed healthcare facilities (one skilled nursing facility and two assisted living facilities) placed in service during 2017 that continue to stabilize during 2018. These new healthcare facilities increased net patient revenues $1,723,000 compared to the same period a year ago. The remaining increase in our net patient revenues is primarily due to the increased pharmacy services business to three third-party post-acute healthcare providers compared to the second quarter of 2017.

The total census at owned and leased skilled nursing facilities for the quarter averaged 89.3% compared to an average of 90.3% for the same quarter a year ago. Our Medicare per diem rates were flat and Managed Care per diem rates decreased 2.1% compared to the same quarter a year ago. Our Medicaid and private pay per diem rates increased 1.82% and 1.79%, respectively, compared to the same quarter a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 0.5% compared to the same quarter a year ago.

Other revenues decreased $122,000, or 1.1%, compared to the same quarter last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the second quarter of 2018 compared to the second quarter of 2017 increased $3,420,000 or 1.5%, to $229,977,000 from $226,557,000.

Salaries, wages and benefits increased $2,782,000, or 1.9%, to $145,466,000 from $142,684,000. Salaries, wages and benefits as a percentage of net operating revenue was 60.1% compared to 59.8% for the three months ended June 30, 2018 and 2017, respectively. The newly constructed healthcare facilities placed in service during 2017 increased salaries, wages and benefits by $256,000 compared to the same period a year ago. We continue to closely monitor and address the wage pressures we feel in most of the markets in which we operate. The Company continues to put substantial effort into retaining and recruiting talented partners.

Other operating expenses increased $495,000, or 0.8%, to $62,589,000 for the 2018 period compared to $62,094,000 for the 2017 period. Other operating expenses as a percentage of net operating revenue was 25.9% compared to 26.0% for the three months ended June 30, 2018 and 2017, respectively. The newly constructed healthcare facilities increased other operating expenses compared to the quarter a year ago by $655,000.

Other income

Non–operating income increased by $465,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

Effective January 1, 2018 with the new accounting pronouncement of ASU No. 2016–01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)”, this guidance requires that the change in the fair value of our marketable equity securities be recognized in net income. Therefore, we recorded unrealized gains in the amount of $12,448,000 for the increase in fair value of our marketable equity securities portfolio during the second quarter of 2018. The marketable equity securities portfolio consists of publicly-traded healthcare REIT’s, with NHI comprising approximately 88% of the market value of the portfolio at June 30, 2018.

Income taxes and noncontrolling interest

The income tax provision for the three months ended June 30, 2018 is $7,892,000 (an effective income tax rate of 26.1%). Excluding nondeductible expenses, we expect our corporate income tax rate for 2018 to be approximately 26%, which is down from approximately 39% in 2017.

The noncontrolling interest in a subsidiary is the joint venture operations of a skilled nursing facility in Columbia, Tennessee. This facility opened and began operating in January 2017 in which NHC owns 80% of the operating entity and Maury Regional Medical Center owns 20% of the entity.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Results for the six months ended June 30, 2018 compared to the same six months of 2017 include a 1.6% increase in net operating revenues and a 0.2% increase in income from operations. For the six months ended June 30, 2018 compared to the same six months of 2017, income before income taxes decreased 27.2% and net income attributable to NHC decreased 15.9%.  Excluding the unrealized losses in our marketable equity securities and Caris’ Qui Tam settlement (including legal fees) for the six months ended June 30, 2018 compared to the same six months of 2017, income before income taxes increased 1.5% and net income attributable to NHC increased 22.5%.

Net operating revenues

Net patient revenues increased $8,007,000, or 1.8%, compared to the same period last year. There are three newly constructed healthcare facilities (one skilled nursing facility and two assisted living facilities) placed in service during 2017 that continue to stabilize during 2018. These new healthcare facilities increased net patient revenues $3,526,000 compared to the same period a year ago. The remaining increase in our net patient revenues is primarily due to the average per diem increase in our existing skilled nursing facility operations as well as the increased pharmacy services business to three third-party post-acute healthcare providers compared to the same period in 2017.

The total census at owned and leased skilled nursing facilities for the six-month period averaged 89.5% compared to an average of 90.4% for the same period a year ago. Our Medicare per diem rates decreased 0.2% and Managed Care per diem rates decreased 2.2% compared to the same period a year ago. Medicaid and private pay per diem rates increased 2.0% and 2.4%, respectively, compared to the same period a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 1.1% compared to the same period a year ago.

Other revenues decreased $137,000, or 0.6%, compared to the same period last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the first six months of 2018 compared to the first six months of 2017 increased $7,824,000 or 1.7%, to $457,055,000 from $449,231,000.

Salaries, wages and benefits increased $4,822,000, or 1.7%, to $285,561,000 from $280,739,000. Salaries, wages and benefits as a percentage of net operating revenue was 58.9% compared to 58.8% for the six-month periods ended June 30, 2018 and 2017, respectively. The newly constructed healthcare facilities placed in service during 2017 increased salaries, wages and benefits by $689,000 compared to the same period a year ago. We continue to closely monitor and address the wage pressures we feel in most of the markets in which we operate. The Company continues to put substantial effort into retaining and recruiting talented partners.

Other operating expenses increased $2,489,000, or 2.0%, to $127,761,000 for the 2018 period compared to $125,272,000 for the 2017 period. Other operating expenses as a percentage of net operating revenue was 26.3% compared to 26.2% for the six-month periods ended June 30, 2018 and 2017, respectively. The newly constructed healthcare facilities increased other operating expenses compared to the six-month period a year ago by $988,000.

The increase in interest expense is due to the increased interest rate on the line of credit borrowings, offset by the decrease in outstanding balance, as compared to the same period a year ago. At June 30, 2018 and 2017, we had $75 million and $110 million outstanding, respectively, on our credit facility.

Other income (expense)

Non–operating income decreased by $7,368,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. The decrease in non-operating income is due from our equity in earnings investment in our Caris hospice operations. During 2018, Caris recorded a charge to earnings and an estimated liability of $8,500,000 for the settlement of the Qui Tam settlement, of which 75.1% is included in the Company's earnings. In total, with the $8.5 million estimated liability and legal expenses, Caris’ earnings negatively impacted NHC’s non-operating income by $8,364,000 for the six months ended June 30, 2018.

Effective January 1, 2018 with the new accounting pronouncement of ASU No. 2016–01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)”, this guidance requires that the change in the fair value of our marketable equity securities be recognized in net income. Therefore, we recorded unrealized losses in the amount of $3,069,000 for the decrease in fair value of our marketable equity securities portfolio for the six months ended June 30, 2018. The marketable equity securities portfolio consists of publicly-traded healthcare REIT’s, with NHI comprising approximately 88% of the market value of the portfolio at June 30, 2018.

Income taxes and noncontrolling interest

The income tax provision for the six-month period ended June 30, 2018 is $8,092,000 (an effective income tax rate of 29.4%). Excluding nondeductible expenses, we expect our corporate income tax rate for 2018 to be approximately 26%, which is down from approximately 39% in 2017.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended June 30		Six Month Change
	2018	2017	$	%
Cash, cash equivalents, restricted cash and restricted cash equivalents, at beginning of period	$67,421	$31,589	$35,832	113.4%

Cash provided by operating activities	49,373	40,305	9,068	22.5%

Cash provided by (used in) investing activities	(16,802)	8,775	(25,577)	(291.5)%

Cash used in financing activities	(31,121)	(14,073)	(17,048)	(121.1)%

Cash, cash equivalents, restricted cash and restricted cash equivalents, at end of period	$68,871	$66,596	$2,275	3.4%

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2018 was $49,373,000 as compared to $40,305,000 in the same period last year. Cash provided by operating activities consisted of net income of $19,476,000, adjustments for non–cash items of $22,609,000, cash distributions from unconsolidated investments of $3,741,000, and operating losses within our unconsolidated investments of $4,584,000. The losses within our unconsolidated investments was impacted by Caris’ Qui Tam settlement, including legal fees, of $8,364,000. There was cash used for working capital needs in the amount of $1,012,000 for the six months ended June 30, 2018 compared to $3,684,000 for the same period a year ago.

Investing Activities

Net cash used in investing activities totaled $16,802,000 for the six months ended June 30, 2018 compared to cash provided by investing activities of $8,775,000 for the six months ended June 30, 2017. Cash used for property and equipment additions was $15,456,000 for the six months ended June 30, 2018 compared to $16,681,000 for the same period in 2017. The Company collected notes receivable of $800,000 and $3,651,000 for the six months ended June 30, 2018 and 2017, respectively. Purchases of restricted marketable securities, net of sales, resulted in cash used of $2,146,000 for the six months ended June 30, 2018. Sales of restricted marketable securities, net of purchases, resulted in cash of $21,981,000 for the six months ended June 30, 2017.

In 2018, construction and development costs included in additions to property and equipment include $4,163,000 for the construction of the 60-unit memory care addition located in Farragut, Tennessee and $2,186,000 for the 30-bed addition to a skilled nursing facility in Springfield, Missouri.

Financing Activities

Net cash used in financing activities totaled $31,121,000 and $14,073,000 for the six months ending June 30, 2018 and 2017, respectively. There was $15,000,000 of cash used to reduce the outstanding balance on the credit facility during the second quarter of 2018 compared to none in the prior period. Cash used for dividend payments to common stockholders totaled $14,602,000 in the current year period compared to $13,649,000 for the same period in 2017. In the current period, $1,327,000 was provided by the issuance of common stock compared to $1,496,000 in the prior year period. In the current period, repurchases of common stock totaled $867,000 compared to none in the prior period.

Table of Contractual Obligations

Our contractual obligations as of June 30, 2018 are as follows (in thousands):

	Total	1 year		2–3 Years	4–5 Years		After 5 Years
Long–term debt – principal	$85,000	$	−	$75,000	$	−	$10,000
Long–term debt – interest	10,004		3,045	4,191		850	1,918
Operating leases	296,450		34,200	68,400		68,400	125,450
Construction obligations	5,723		5,723	−		−	−
Capital lease obligations	29,467		5,200	10,400		10,400	3,467
Total contractual cash obligations	$426,644		$48,168	$157,991		$79,650	$140,835

We started paying quarterly dividends on our common shares outstanding in 2004. We anticipate the continuation of the dividend payment as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $59,322,000, marketable securities of $136,016,000, and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $59,322,000, marketable securities of $136,016,000, and our borrowing capacity on the credit facility. At June 30, 2018, the outstanding balance on the credit facility is $75,000,000; therefore, leaving $75,000,000 available for future borrowings. The maturity date on the credit facility is October 7, 2020. The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

Commitment and Contingencies

Caris HealthCare, L.P. Investigation and Related Litigation

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

                On June 16, 2016, the State of Tennessee and the State of Virginia declined to intervene in the qui tam lawsuit.  On June 20, 2016, the Court ordered that the complaint be unsealed.  On October 11, 2016, the United States filed a Complaint in Intervention against Caris Healthcare, L.P. and Caris Healthcare, LLC, a wholly owned subsidiary of Caris Healthcare, L.P.  The United States' complaint alleged that Caris billed the government for ineligible hospice patients between June 2013 and December 2013 and retained overpayments regarding ineligible hospice patients from April 2010 through June 2013.

                On March 9, 2018, Caris and the United States jointly moved for a partial 90-day stay of the case to allow the parties to finalize a settlement in principle of the action.  That settlement was finalized on June 25, 2018, in which Caris agreed to pay $8.5 million plus interest for a full release associated with the alleged submission of false claims and alleged retention of overpayments from Medicare for hospice services provided between April 1, 2010, and December 31, 2013. On June 28, 2018, the District Court entered an Order in connection with the parties’ Joint Stipulation of Dismissal, which dismissed the action with prejudice as to the Hinkle and Hinkle’s bankruptcy trustee, with prejudice to the United States with respect to the conduct released by the settlement, and without prejudice to the United States with respect to all remaining claims. The District Court’s Order concludes this litigation.

Nutritional Support Services, L.P., Qui Tam Litigation

On June 19, 2018, a First Amended Complaint was filed naming Nutritional Support Services, L.P. (“NSS”), a wholly-owned subsidiary of the Company, as a defendant in the action captioned U.S. ex rel. McClain v. Nutritional Support Services, L.P., No. 6:17-cv-2608-AMQ (D.S.C.), which was filed in the United States District Court for the District of South Carolina. The action alleges that NSS violated the False Claims Act by reporting a National Drug Code (“NDC”) number that did not correspond to the NDC for dispensed prescriptions. On April 16, 2018, the United States filed a Notice of Election to Decline Intervention with respect to the allegations asserted in this action. NSS intends to vigorously defend itself with respect to this action.

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

Forward–looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward–looking statements as a result of, but not limited to, the following factors:

●	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

●	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

●	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

●	liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 15 - Contingencies and Commitments);

●	the ability of third parties for whom we have guaranteed debt, if any, to refinance certain short-term debt obligations;

●	the ability to attract and retain qualified personnel;

●	the availability and terms of capital to fund acquisitions and capital improvements;

●	the ability to refinance existing debt on favorable terms;

●	the competitive environment in which we operate;

●	the ability to maintain and increase census levels; and

●	demographic changes.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At June 30, 2018, we have available for sale debt securities in the amount of $164,949,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of June 30, 2018, the Company has $85,000,000 of long–term debt that bears interest at variable interest rates. Based on our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $850,000.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At June 30, 2018, the fair value of our marketable equity securities is approximately $136,016,000. Of the $136.0 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $120.1 million, or 88.3%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $13.6 million. At June 30, 2018, our equity securities had unrealized gains of $105.8 million. Of the $105.8 million of unrealized gains, $95.4 million is related to our investment in NHI.

Item 4. Controls and Procedures.

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 15 - Contingencies and Commitments of this Form 10–Q.

Item 1A. Risk Factors.

During the six months ended June 30, 2018, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2017.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 9, 2018	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: August 9, 2018	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)