Form 10-Q
period 2018-09-30
NATIONAL HEALTHCARE CORP
filed 2018-11-08
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

15,233,254 shares of common stock of the registrant were outstanding as of November 7, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

 (in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Revenues:
Net patient revenues	$234,827	$229,259	$697,173	$683,598
Other revenues	11,499	11,937	34,256	34,831
Net operating revenues	246,326	241,196	731,429	718,429

Cost and expenses:
Salaries, wages and benefits	149,188	145,900	434,749	426,639
Other operating	64,507	63,250	192,268	188,522
Facility rent	10,190	10,106	30,691	30,273
Depreciation and amortization	10,437	10,833	31,176	31,609
Interest	1,170	1,322	3,663	3,599
Total costs and expenses	235,492	231,411	692,547	680,642

Income from operations	10,834	9,785	38,882	37,787

Other income:
Non–operating income	8,467	6,090	11,056	16,047
Unrealized gains on marketable equity securities	3,486	–	417	–

Income before income taxes	22,787	15,875	50,355	53,834
Income tax provision	(1,700)	(4,691)	(9,792)	(19,448)
Net income	21,087	11,184	40,563	34,386
Net loss attributable to noncontrolling interest	55	168	249	349

Net income attributable to National HealthCare Corporation	$21,142	$11,352	$40,812	$34,735

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$1.39	$0.75	$2.68	$2.29
Diluted	$1.39	$0.75	$2.68	$2.28

Weighted average common shares outstanding:
Basic	15,225,654	15,195,394	15,221,217	15,186,315
Diluted	15,242,086	15,220,567	15,230,692	15,217,797

Dividends declared per common share	$0.50	$0.48	$1.48	$1.41

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Net income	$21,087	$11,184	$40,563	$34,386

Other comprehensive gain (loss):
Unrealized gains (losses) on investments in restricted marketable debt securities	(180)	397	(3,772)	2,629
Unrealized gains (losses) on investments in marketable equity securities	–	(4,373)	–	5,751
Reclassification adjustment for realized (gains) losses on sale of securities	7	(17)	(18)	(255)
Income tax benefit (expense) related to items of other comprehensive income	36	1,572	795	(3,074)
Other comprehensive gain (loss), net of tax	(137)	(2,421)	(2,995)	5,051

Net loss attributable to noncontrolling interest	55	168	249	349

Comprehensive income attributable to National HealthCare Corporation	$21,005	$8,931	$37,817	$39,786

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2018	December 31, 2017
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$55,599	$59,118
Restricted cash and cash equivalents, current portion	10,209	6,397
Marketable equity securities	139,502	139,085
Restricted marketable debt securities, current portion	17,606	21,012
Accounts receivable, net	87,263	86,767
Inventories	7,590	7,153
Prepaid expenses and other assets	3,163	2,864
Notes receivable, current portion	1,338	1,450
Federal income tax receivable	2,203	5,465
Total current assets	324,473	329,311

Property and Equipment:
Property and equipment, at cost	977,373	958,748
Accumulated depreciation and amortization	(436,437)	(409,429)
Net property and equipment	540,936	549,319

Other Assets:
Restricted cash and cash equivalents, less current portion	1,925	1,906
Restricted marketable debt securities, less current portion	150,428	145,383
Deposits and other assets	5,807	4,867
Goodwill	20,995	17,600
Notes receivable, less current portion	10,031	11,801
Investments in limited liability companies	30,073	36,339
Total other assets	219,259	217,896
Total assets	$1,084,668	$1,096,526

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$19,611	$15,978
Capital lease obligations, current portion	3,865	3,696
Accrued payroll	58,487	67,102
Amounts due to third party payors	17,596	17,389
Accrued risk reserves, current portion	27,815	27,409
Other current liabilities	16,561	16,194
Dividends payable	7,613	7,297
Total current liabilities	151,548	155,065

Long–term debt	75,000	100,000
Capital lease obligations, less current portion	20,132	23,052
Accrued risk reserves, less current portion	67,972	65,866
Refundable entrance fees	8,668	8,827
Obligation to provide future services	2,887	2,887
Deferred income taxes	18,648	18,376
Other noncurrent liabilities	14,703	15,795
Deferred revenue	3,892	3,226
Total liabilities	363,450	393,094

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,225,654 and 15,212,133 shares, respectively, issued and outstanding	152	152
Capital in excess of par value	217,657	215,659
Retained earnings	505,906	419,423
Accumulated other comprehensive income (loss)	(3,692)	67,504
Total National HealthCare Corporation stockholders’ equity	720,023	702,738
Noncontrolling interest	1,195	694
Total equity	721,218	703,432
Total liabilities and equity	$1,084,668	$1,096,526

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30
	2018	2017
		(as adjusted)
Cash Flows From Operating Activities:
Net income	$40,563	$34,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,176	31,609
Equity in (earnings) losses of unconsolidated investments	1,860	(5,908)
Distributions from unconsolidated investments	3,830	7,748
Unrealized gains on marketable equity securities	(417)	–
Gains on sale of restricted marketable debt securities	(18)	(255)
Gain on acquisition of equity method investment	(2,050)	–
Deferred income taxes	1,067	881
Stock–based compensation	1,538	1,263
Changes in operating assets and liabilities:
Accounts receivable	613	2,273
Income tax receivable	3,262	(1,248)
Inventories	(437)	395
Prepaid expenses and other assets	(1,336)	(942)
Trade accounts payable	3,319	(3,857)
Accrued payroll	(8,615)	(10,326)
Amounts due to third party payors	207	3,630
Accrued risk reserves	2,668	4,375
Other current liabilities	262	7,086
Other noncurrent liabilities	(1,092)	(760)
Deferred revenue	666	645
Net cash provided by operating activities	77,066	70,995

Cash Flows From Investing Activities:
Additions to property and equipment	(22,708)	(24,328)
Acquisition of equity method investment, net of cash acquired	(527)	–
Distributions from/(investments in) unconsolidated companies	376	(176)
Collections of notes receivable	1,180	3,970
Purchase of restricted marketable securities	(9,950)	(24,874)
Sale of restricted marketable securities	4,539	46,598
Net cash (used in) provided by investing activities	(27,090)	1,190

Cash Flows From Financing Activities:
Principal payments on debt	(25,000)	–
Principal payments under capital lease obligations	(2,751)	(2,591)
Dividends paid to common stockholders	(22,214)	(20,943)
Issuance of common shares	1,327	1,627
Repurchase of common shares	(867)	–
Equity attributable to noncontrolling interest	–	970
Entrance fee refunds	(159)	(1,097)
Net cash used in financing activities	(49,664)	(22,034)

Net Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	312	50,151
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	67,421	31,589
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$67,733	$81,740

Balance Sheet Classifications:
Cash and cash equivalents	$55,599	$69,790
Restricted cash and cash equivalents	12,134	11,950
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$67,733	$81,740

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of Par	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2017	15,162,938	$152	$211,457	$391,934	$66,068	$–	$669,611
Net income attributable to National HealthCare Corporation	–	–	–	34,735	–	–	34,735
Net loss attributable to noncontrolling interest	–	–	–	–	–	(349)	(349)
Equity contributed by noncontrolling interest	–	–	–	–	–	970	970
Other comprehensive income	–	–	–	–	5,051	–	5,051
Stock–based compensation	–	–	1,263	–	–	–	1,263
Shares sold – options exercised	33,917	–	1,627	–	–	–	1,627
Dividends declared to common stockholders ($1.41 per share)	–	–	–	(21,419)	–	–	(21,419)
Balance at September 30, 2017	15,196,855	$152	$214,347	$405,250	$71,119	$621	$691,489

Balance at January 1, 2018	15,212,133	$152	$215,659	$419,423	$67,504	$694	$703,432
Reclassification due to new accounting standards	–	–	–	68,201	(68,201)	–	–
Net income attributable to National HealthCare Corporation	–	–	–	40,812	–	–	40,812
Net loss attributable to noncontrolling interest	–	–	–	–	–	(249)	(249)
Equity contributed by noncontrolling interest	–	–	–	–	–	750	750
Other comprehensive loss	–	–	–	–	(2,995)	–	(2,995)
Stock–based compensation	–	–	1,538	–	–	–	1,538
Shares sold – options exercised	28,027	–	1,327	–	–	–	1,327
Repurchase of common shares	(14,506)	–	(867)	–	–	–	(867)
Dividends declared to common stockholders ($1.48 per share)	–	–	–	(22,530)	–	–	(22,530)
Balance at September 30, 2018	15,225,654	$152	$217,657	$505,906	$(3,692)	$1,195	$721,218

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2018, we operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,604 licensed beds, 24 assisted living facilities, five independent living facilities, one geriatric psychiatric hospital, and 35 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a noncontrolling ownership interest in a hospice care business that services NHC owned skilled nursing facilities and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing facilities. We operate in 10 states and are located primarily in the southeastern United States.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of NHC. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include the accounts of all entities controlled by NHC. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to NHC and the noncontrolling interest in its consolidated statements of operations.

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

On January 1, 2018, the Company adopted the provisions of ASU No. 2014-09 using the full retrospective method, which requires us to restate each prior reporting period presented. The most significant impact to NHC relates to the recording of revenue for patients that have individual copayment responsibilities and are eligible for both Medicare and Medicaid benefits (also known as dual eligible patients). As such with these patients, net patient revenues will only include the amounts expected to be collected from the patients in accordance with ASU No. 2014-09. Under the prior accounting guidance, we recorded the price stated in the contract as net patient revenue, and the amounts not collected from our patients were recorded as bad debts in other operating expenses. The adoption of ASU No. 2014-09 has no impact on the Company’s accounts receivable as it was historically recorded net of allowance for doubtful accounts and contractual adjustments. The following tables present the effect on the interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2017 for the accounting change that was retrospectively adopted on January 1, 2018:

Consolidated Statements of Operations

(in thousands)

	Three Months Ended September 30, 2017
	As Previously Reported	Effect of Accounting Change	As Adjusted

Net patient revenues	$230,048	$(789)	$229,259
Net operating revenues	241,985	(789)	241,196
Other operating expenses	64,039	(789)	63,250
Total costs and expenses	232,200	(789)	231,411
Net income	$11,184	$–	$11,184

	Nine Months Ended September 30, 2017
	As Previously Reported	Effect of Accounting Change	As Adjusted

Net patient revenues	$685,854	$(2,256)	$683,598
Net operating revenues	720,685	(2,256)	718,429
Other operating expenses	190,778	(2,256)	188,522
Total costs and expenses	682,898	(2,256)	680,642
Net income	$34,386	$–	$34,386

In January 2016, the FASB issued ASU No. 2016–01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825).” ASU No. 2016–01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016–01 requires the change in fair value of many equity investments to be recognized in net income.  On January 1, 2018, the Company adopted the provisions of ASU No. 2016-01 using the modified retrospective method as required by the standard. The adoption of ASU No. 2016-01 resulted in a $68,073,000 reclassification of net unrealized gains from accumulated other comprehensive income (“AOCI”) to the opening balance of retained earnings. For the three months and nine months ended September 30, 2018, the Company recognized a gain of $3,486,000 and $417,000, respectively, in our interim condensed consolidated statement of operations related to the change in fair value of our marketable equity securities.  The adoption of ASU No. 2016-01 increases the volatility of other income due to the market fluctuation of our marketable equity securities.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $7,805,000 and $21,056,000 for the three months and nine months ended September 30, 2018, respectively. General and administrative costs were $7,180,000 and $22,442,000 for the three months and nine months ended September 30, 2017, respectively.

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

Professional liability remains an area of particular concern to us. The long-term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents. As of September 30, 2018, we and/or our managed centers are defendants in 65 such claims. It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

We are principally self-insured for incidents occurring in all centers owned or leased by us. The coverages include both primary policies and excess policies. In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

Continuing Care Contracts and Refundable Entrance Fee

We have one Continuing Care Retirement Community (”CCRC”) within our operations. Residents at this retirement center may enter into continuing care contracts with us. The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment exceeds the original resident’s entry fee.

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as non-current liabilities in the Company's consolidated balance sheets. The balances of refundable entrance fees as of September 30, 2018 and December 31, 2017 were $8,668,000 and $8,827,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. As of September 30, 2018, and December 31, 2017, we have recorded a future service obligation in the amount of $2,887,000.

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

Variable Interest Entities

We have equity interests in unconsolidated limited liability companies that operate various post-acute and senior healthcare businesses. We analyze our investments in these limited liability companies to determine if the company is considered a variable interest entity (“VIE”) and would require consolidation. To the extent that we own interests in a VIE and we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary and would consolidate the VIE. To the extent we own interests in a VIE, then at each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2018	2017	2018	2017
Net patient revenues:
Inpatient services	$220,099	$213,814	$652,066	$636,311
Homecare	14,728	15,445	45,107	47,287
Total net patient revenue	$234,827	$229,259	$697,173	$683,598

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
Source	2018	2017	2018	2017
Medicare	34%	34%	35%	35%
Managed Care	12%	13%	12%	13%
Medicaid	27%	27%	26%	26%
Private Pay and Other	27%	26%	27%	26%
Total	100%	100%	100%	100%

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors.  Contractual adjustments are based on contractual agreements and historical experience.  The Company considers the patient's ability and intent to pay the amount of consideration upon admission.  Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. The provision for doubtful accounts was $1,098,000 and $3,121,000 for the three months and nine months ended September 30, 2018, respectively. The provision for doubtful accounts was $982,000 and $3,215,000 for the three months and nine months ended September 30, 2017, respectively.

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

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services. The assignment of patients to the various RUG categories is subject to post–payment review by Medicare intermediaries or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $17,596,000 and $17,389,000 as of September 30, 2018 and December 31, 2017, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

Other revenues include the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2018	2017	2018	2017
Rental income	$5,548	$5,500	$16,633	$16,501
Management and accounting services fees	3,818	4,130	11,265	11,741
Insurance services	1,716	2,077	5,362	5,721
Other	417	230	996	868
Total other revenues	$11,499	$11,937	$34,256	$34,831

Management Fees from National

We manage five skilled nursing facilities owned by National. For the three months and nine months ended September 30, 2018, we recognized management fees and interest on management fees of $1,087,000 and $3,140,000 from these centers, respectively. For the three months and nine months ended September 30, 2017, we recognized management fees and interest on management fees of $977,000 and $2,902,000 for these centers.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2018 were $1,043,000 and $3,342,000, respectively. For the three months and nine months ended September 30, 2017, the workers’ compensation premium revenues reflected in the interim condensed consolidated statements of operations were $1,399,000 and $4,087,000. Associated losses and expenses are reflected in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2018 were $673,000 and $2,020,000, respectively. For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2017 were $678,000 and $1,634,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 5 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on marketable securities, interest income, and gain on acquisition of additional interest of a geriatric psychiatry partnership.

Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services. For the nine months ended September 30, 2018, Caris recorded expenses of $8,364,000 for the settlement of their Qui Tam legal matter, all of which were incurred during the first two quarters of the year. Please see Note 15 – Contingencies and Commitments for further detail describing the Caris’ legal investigation and settlement.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2018	2017	2018	2017
Equity in earnings/(losses) of unconsolidated investments	$2,724	$2,528	$(1,860)	$5,908
Dividends and net realized gains on sales of securities	1,777	1,696	5,374	5,319
Interest income	1,916	1,866	5,492	4,820
Gain on acquisition of equity method investment	2,050	–	2,050	–
Total non-operating income	$8,467	$6,090	$11,056	$16,047

Gain on acquisition of equity method investment

On July 20, 2018, the Company expanded its operations through an acquisition of additional ownership resulting in a controlling financial interest of a 14-bed geriatric psychiatric hospital in Osage Beach, Missouri.  We previously held a noncontrolling interest and accounted for the hospital as an equity method investment.  The operating results of the business have been included in the accompanying interim condensed consolidated financial statements since the controlling interest acquisition date.

Upon acquiring a controlling financial interest in the investee, the Company fair valued its previously held equity interest as of the acquisition date.  This remeasurement of our equity interest at fair value resulted in a gain of $2,050,000 during the third quarter of 2018.  The gain was recorded in "Non-operating income" in the interim condensed consolidated statement of operations.  Additionally, the excess of the fair value over the amounts assigned to the assets and liabilities of the investee resulted in goodwill in the amount of $3,395,000.

Note 6 – Business Segments

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and our geriatric psychiatric hospital; (2) homecare services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as chief operating decision maker (“CODM”), to assess performance and allocate resources.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$220,099	$14,728	$–	$234,827
Other revenues	136	–	11,363	11,499
Net operating revenues	220,235	14,728	11,363	246,326

Costs and expenses:
Salaries, wages and benefits	131,418	8,367	9,403	149,188
Other operating	57,371	4,797	2,339	64,507
Rent	8,255	488	1,447	10,190
Depreciation and amortization	9,570	55	812	10,437
Interest	369	–	801	1,170
Total costs and expenses	206,983	13,707	14,802	235,492

Income (loss) from operations	13,252	1,021	(3,439)	10,834
Non-operating income	–	–	8,467	8,467
Unrealized gains on marketable equity securities	–	–	3,486	3,486

Income before income taxes	$13,252	$1,021	$8,514	$22,787

	Three Months Ended September 30, 2017
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$213,814	$15,445	$–	$229,259
Other revenues	181	–	11,756	11,937
Net operating revenues	213,995	15,445	11,756	241,196

Costs and expenses:
Salaries, wages and benefits	128,403	8,318	9,179	145,900
Other operating	56,062	5,291	1,897	63,250
Rent	8,128	502	1,476	10,106
Depreciation and amortization	9,756	41	1,036	10,833
Interest	423	–	899	1,322
Total costs and expenses	202,772	14,152	14,487	231,411

Income (loss) from operations	11,223	1,293	(2,731)	9,785

Non-operating income	–	–	6,090	6,090

Income before income taxes	$11,223	$1,293	$3,359	$15,875

	Nine Months Ended September 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$652,066	$45,107	$–	$697,173
Other revenues	588	–	33,668	34,256
Net operating revenues	652,654	45,107	33,668	731,429

Costs and expenses:
Salaries, wages and benefits	382,913	25,009	26,827	434,749
Other operating	171,275	14,816	6,177	192,268
Rent	24,780	1,460	4,451	30,691
Depreciation and amortization	28,602	137	2,437	31,176
Interest	1,149	-	2,514	3,663
Total costs and expenses	608,719	41,422	42,406	692,547

Income (loss) from operations	43,935	3,685	(8,738)	38,882

Non-operating income	–	–	11,056	11,056
Unrealized gains on marketable equity securities	–	–	417	417

Income before income taxes	$43,935	$3,685	$2,735	$50,355

	Nine Months Ended September 30, 2017
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$636,311	$47,287	$–	$683,598
Other revenues	631	–	34,200	34,831
Net operating revenues	636,942	47,287	34,200	718,429

Costs and expenses:
Salaries, wages and benefits	373,641	24,760	28,238	426,639
Other operating	167,454	15,484	5,584	188,522
Rent	24,552	1,490	4,231	30,273
Depreciation and amortization	28,362	120	3,127	31,609
Interest	1,309	–	2,290	3,599
Total costs and expenses	595,318	41,854	43,470	680,642

Income (loss) from operations	41,624	5,433	(9,270)	37,787

Non-operating income	–	–	16,047	16,047

Income before income taxes	$41,624	$5,433	$6,777	$53,834

Note 7 – Long-Term Leases

Capital Leases

Fixed assets recorded under the capital leases, which are included in property and equipment in the interim condensed consolidated balance sheets, are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(17,989)	(15,045)
	$21,043	$23,987

Operating Leases

The Company leases from National Health Investors, Inc. (“NHI”) the real property of 35 skilled nursing facilities, seven assisted living facilities and three independent living facilities under two separate lease agreements. Base rent expense under both lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the base year. Total facility rent expense to NHI was $9,478,000 and $9,314,000 for the three months ended September 30, 2018 and 2017, respectively. Total facility rent expense to NHI was $28,434,000 and $27,942,000 for the nine months ended September 30, 2018 and 2017, respectively.

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non-cancelable lease terms at September 30, 2018 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2019	$34,200	$5,200
2020	34,200	5,200
2021	34,200	5,200
2022	34,200	5,200
2023	34,200	5,200
Thereafter	116,900	2,167
Total minimum lease payments	$287,900	$28,167
Less: Amounts representing interest		(4,170)
Present value of minimum lease payments		23,997
Less: Current portion		(3,865)
Long-term capital lease obligations		$20,132

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Basic:
Weighted average common shares outstanding	15,225,654	15,195,394	15,221,217	15,186,315
Net income attributable to National HealthCare Corporation	$21,142	$11,352	$40,812	$34,735
Earnings per common share, basic	$1.39	$0.75	$2.68	$2.29

Diluted:
Weighted average common shares outstanding	15,225,654	15,195,394	15,221,217	15,186,315
Dilutive effect of stock options	16,432	25,173	9,475	31,482
Weighted average common shares outstanding	15,242,086	15,220,567	15,230,692	15,217,797

Net income attributable to National HealthCare Corporation	$21,142	$11,352	$40,812	$34,735
Earnings per common share, diluted	$1.39	$0.75	$2.68	$2.28

In the above table, options to purchase 1,048,275 and 1,122,585 shares of our common stock have been excluded for the quarter ended and nine-months ended September 30, 2018 and 2017, respectively, due to their anti–dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following (in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$139,502	$30,176	$139,085
Restricted investments available for sale:
Corporate debt securities	67,905	66,190	65,107	65,461
Commercial mortgage–backed securities	57,626	56,293	54,030	53,544
U.S. Treasury securities	23,497	22,540	21,685	21,172
State and municipal securities	23,679	23,011	26,455	26,218
	$202,883	$307,536	$197,453	$305,480

Included in the marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2018			December 31, 2017
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$123,260	1,630,642	$24,734	$122,918

The amortized cost and estimated fair value of the marketable debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$19,273	$19,220	$18,492	$18,499
1 to 5 years	88,952	87,276	70,331	70,157
6 to 10 years	63,282	60,340	77,657	76,943
Over 10 years	1,200	1,198	797	796
	$172,707	$168,034	$167,277	$166,395

Gross unrealized gains related to marketable equity securities are $109,331,000 and $108,933,000 as of September 30, 2018 and December 31, 2017, respectively. Gross unrealized losses related to marketable equity securities are $5,000 and $24,000 as of September 30, 2018 and December 31, 2017, respectively. For the three months and nine months ended September 30, 2018, the Company recognized a net unrealized gain of $3,486,000 and $417,000, respectively, for the change in market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $73,000 and $823,000 as of September 30, 2018 and December 31, 2017, respectively. Gross unrealized losses related to available for sale marketable debt securities are $4,746,000 and $1,705,000 as of September 30, 2018 and December 31, 2017, respectively.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the nine months ended September 30, 2018 or for the year ended December 31, 2017.

Proceeds from the sale of available for sale marketable debt securities during the nine months ended September 30, 2018 and 2017 were $4,539,000 and $46,598,000, respectively. Investment gains of $18,000 and $255,000 were realized on these sales during the nine months ended September 30, 2018 and 2017, respectively. No sales were reported for the marketable equity securities for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2018 and December 31, 2017 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2018	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$55,599	$55,599	$–	$–
Restricted cash and cash equivalents	12,134	12,134	–	–
Marketable equity securities	139,502	139,502	–	–
Corporate debt securities	66,190	43,901	22,289	–
Mortgage–backed securities	56,293	–	56,293	–
U.S. Treasury securities	22,540	22,540	–	–
State and municipal securities	23,011	–	23,011	–
Total financial assets	$375,269	$273,676	$101,593	$–

	Fair Value Measurements Using
December 31, 2017	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$59,118	$59,118	$–	$–
Restricted cash and cash equivalents	8,303	8,303	–	–
Marketable equity securities	139,085	139,085	–	–
Corporate debt securities	65,461	43,073	22,388	–
Mortgage-backed securities	53,544	–	53,544	–
U.S. Treasury securities	21,172	21,172	–	–
State and municipal securities	26,218	–	26,218	–
Total financial assets	$372,901	$270,751	$102,150	$–

Note 11 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturities	September 30, 2018	December 31, 2017
	Variable		(dollars in thousands)
Credit Facility, interest payable monthly	3.6%	2020	$75,000	$90,000

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	4.5%	2028	–	10,000
			75,000	100,000
Less current portion			–	–
			$75,000	$100,000

$150,000,000 Credit Facility

During the second quarter of 2018, the Company lowered the available borrowing capacity of the credit facility from $175 million to $150 million.  The credit facility has a five-year maturity date (October 2020). Loans bear interest at either (i) LIBOR plus 1.40% or (ii) the base rate plus 0.40%.

Note 12 - Stock Repurchase Program

In August 2018, the Board of Directors authorized a common stock purchase program. The program will allow for repurchases of up to $25 million of its common stock. No repurchases have been made under this plan. Under the previous plan which expired on August 31, 2018, the Company repurchased 14,506 shares of its common stock for a total cost of $867,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $361,000 and $430,000 for the three months ended September 30, 2018 and 2017, respectively. Stock-based compensation totaled $1,538,000 and $1,263,000 for the nine months ended September 30, 2018 and 2017, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At September 30, 2018, the Company had $5,728,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate three-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2018 and for the year ended December 31, 2017.

	September 30, 2018	December 31, 2017
Risk–free interest rate	2.5%	2.1%
Expected volatility	16.1%	16.6%
Expected life, in years	3.0	4.8
Expected dividend yield	3.3%	3.1%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2018 and for the year ended December 31, 2017.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	177,959	$55.48	$–
Options granted	1,125,443	72.96	–
Options exercised	(48,995)	51.25	–
Options cancelled	(15,000)	72.94	–
Options outstanding at December 31, 2017	1,239,407	71.19	–
Options granted	110,821	61.40	–
Options exercised	(33,526)	51.25	–
Options cancelled	(50,000)	72.94	–
Options outstanding at September 30, 2018	1,266,702	$70.79	$5,800,000

Options vested at September 30, 2018	210,881	$63.35	$2,535,000

Options Outstanding September 30, 2018	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
218,427	$52.93	-	$62.78	$60.48	2.7
1,048,275		$72.94		72.94	3.4
1,266,702				$70.79	3.3

Note 14 – Income Taxes

The income tax provision for the three months ended September 30, 2018 is $1,700,000 (an effective income tax rate of 7.5%). The income tax provision for the three months ended September 30, 2017 was $4,691,000 (an effective income tax rate of 29.5%). The income tax provision and effective tax rate for the three months ended September 30, 2018 was favorably impacted by the following: (1) a tax benefit of $547,000 related to the gain on acquisition of equity method investment; (2) a tax benefit of $2,222,000 related to statute of limitation expirations; and (3) a tax benefit of $1,434,000 related to a provision to return adjustment on the Company’s 2017 federal and state income tax returns, resulting in a net decrease in the provision.

The income tax provision for the nine months ended September 30, 2018 is $9,792,000 (an effective income tax rate of 19.5%). The income tax provision and effective tax rate for the nine months ended September 30, 2018 were unfavorably impacted by nondeductible expenses of $945,000 (primarily the non-deductible portion of the settlement of the Caris HealthCare, L.P. Qui Tam legal matter) or 1.9% of income before taxes for the nine months. The income tax provision for the nine months ended September 30, 2018 was favorably impacted by the following: (1) a tax benefit of $547,000 related to the gain on acquisition of equity method investment; (2) a tax benefit of $2,222,000 related to statute of limitation expirations; and (3) a tax benefit of $1,434,000 related to a provision to return adjustment on the Company’s 2017 federal and state income tax returns. The income tax provision for the nine months ended September 30, 2017 was $19,448,000 (an effective income tax rate of 36.1%). The income tax provision and effective tax rate for the nine months ended September 30, 2017 were favorably impacted by statute of limitations expirations resulting in a benefit to the provision of $1,753,000 or 3.3% of income before taxes in 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") was signed into law making significant changes to the Internal Revenue Code.  The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the 2017 Tax Act.  As of December 31, 2017, we made a reasonable estimate that the revaluation of our net deferred tax liability using the new federal corporate tax rates resulted in a provisional net tax benefit of $8,488,000, which reduced our net deferred tax liability balance.  This amount continues to be a provisional adjustment as of September 30, 2018.  We will recognize any changes to provisional amounts as we continue to analyze the existing statute or as additional guidance becomes available.  We expect to complete our analysis of the provisional amounts by the end of 2018.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2015 (with certain state exceptions).

Note 15 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $95,787,000 and $93,275,000 at September 30, 2018 and December 31, 2017, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents. As of September 30, 2018, we and/or our managed centers are currently defendants in 65 such claims.

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

Financing Commitments

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At September 30, 2018, National did not have an outstanding balance on the line of credit.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. We operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,604 licensed beds, 24 assisted living facilities, five independent living facilities, one geriatric psychiatric hospital, and 35 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing centers. We operate in 10 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the nine months ending September 30, 2018 was 89.7% compared to 90.4% for the same period a year ago. With the average length of stay decreasing for a skilled nursing patient, as well as the increased availability of assisted living facilities and home and community-based services, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances to better position ourselves so we are an active participant in the delivery of post-acute healthcare services.

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

	As of
	Sept. 30, 2018	Dec. 31, 2017	Dec. 31, 2016
Total number of skilled nursing facilities	76	76	74
Number of 4 and 5-star rated skilled nursing facilities	66	62	54
Percentage of 4 and 5-star rated skilled nursing facilities	87%	82%	73%

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	New Facility	112 beds	Columbia, TN	January, 2017
ALF	New Facility	78 units	Bluffton, SC	March, 2017
ALF	New Facility	80 units	Garden City, SC	June, 2017
Memory Care	Bed Addition	23 units	Murfreesboro, TN	July, 2017
SNF	Bed Addition	30 beds	Springfield, MO	April, 2018
Memory Care	New Facility	60 beds	Farragut, TN	Under construction

For the project under construction at September 30, 2018, the 60-bed memory care facility in Farragut, Tennessee is expected to open in the fourth quarter of 2018.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $95,787,000 at September 30, 2018 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and restricted marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

For the first nine months of 2018, our average Medicare per diem rate for skilled nursing facilities increased 0.1% compared to the same period in 2017.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2018 and for the fiscal year 2019, the state of Tennessee implemented specific individual nursing facility rate increases. We estimate the resulting increase in revenue for the 2019 fiscal year will be approximately $2,100,000 annually, or $525,000 per quarter.

Effective October 1, 2018 and for the fiscal year 2019, South Carolina implemented specific individual nursing facility rate changes. The resulting increase in revenue beginning October 1, 2018 will be approximately $2,200,000 annually, or $550,000 per quarter.

For the fiscal year 2019, the state of Missouri is in the process of implementing per patient day rate increases. We currently estimate the resulting increase in revenue for the 2019 fiscal year will be approximately $2,000,000 annually, or $500,000 per quarter. Although the Missouri state legislation has approved the per diem increase, the state is currently waiting on CMS’ approval. We expect these rate increases to be implemented during the fourth quarter of 2018 and paid retroactively to July 1, 2018.

For the first nine months of 2018, our average Medicaid per diem increased 1.9% compared to the same period in 2017. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments. There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

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

Segment Reporting

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and our geriatric psychiatric hospital; (2) homecare services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as CODM, to assess performance and allocate resources.

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

The following tables set forth the Company’s unaudited condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$220,099	$14,728	$–	$234,827
Other revenues	136	–	11,363	11,499
Net operating revenues	220,235	14,728	11,363	246,326

Costs and expenses:
Salaries, wages and benefits	131,418	8,367	9,403	149,188
Other operating	57,371	4,797	2,339	64,507
Rent	8,255	488	1,447	10,190
Depreciation and amortization	9,570	55	812	10,437
Interest	369	–	801	1,170
Total costs and expenses	206,983	13,707	14,802	235,492

Income (loss) from operations	13,252	1,021	(3,439)	10,834

Non-operating income	–	–	8,467	8,467
Unrealized gains on marketable equity securities	–	–	3,486	3,486

Income before income taxes	$13,252	$1,021	$8,514	$22,787

	Three Months Ended September 30, 2017
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$213,814	$15,445	$–	$229,259
Other revenues	181	–	11,756	11,937
Net operating revenues	213,995	15,445	11,756	241,196

Costs and expenses:
Salaries, wages and benefits	128,403	8,318	9,179	145,900
Other operating	56,062	5,291	1,897	63,250
Rent	8,128	502	1,476	10,106
Depreciation and amortization	9,756	41	1,036	10,833
Interest	423	–	899	1,322
Total costs and expenses	202,772	14,152	14,487	231,411

Income (loss) from operations	11,223	1,293	(2,731)	9,785

Non-operating income	–	–	6,090	6,090

Income before income taxes	$11,223	$1,293	$3,359	$15,875

	Nine Months Ended September 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$652,066	$45,107	$–	$697,173
Other revenues	588	–	33,668	34,256
Net operating revenues	652,654	45,107	33,668	731,429

Costs and expenses:
Salaries, wages and benefits	382,913	25,009	26,827	434,749
Other operating	171,275	14,816	6,177	192,268
Rent	24,780	1,460	4,451	30,691
Depreciation and amortization	28,602	137	2,437	31,176
Interest	1,149	–	2,514	3,663
Total costs and expenses	608,719	41,422	42,406	692,547

Income (loss) from operations	43,935	3,685	(8,738)	38,882

Non-operating income	–	–	11,056	11,056
Unrealized gains on marketable equity securities	–	–	417	417

Income before income taxes	$43,935	$3,685	$2,735	$50,355

	Nine Months Ended September 30, 2017
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$636,311	$47,287	$–	$683,598
Other revenues	631	–	34,200	34,831
Net operating revenues	636,942	47,287	34,200	718,429

Costs and expenses:
Salaries, wages and benefits	373,641	24,760	28,238	426,639
Other operating	167,454	15,484	5,584	188,522
Rent	24,552	1,490	4,231	30,273
Depreciation and amortization	28,362	120	3,127	31,609
Interest	1,309	–	2,290	3,599
Total costs and expenses	595,318	41,854	43,470	680,642

Income (loss) from operations	41,624	5,433	(9,270)	37,787

Non-operating income	–	–	16,047	16,047

Income before income taxes	$41,624	$5,433	$6,777	$53,834

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, operating results for the newly constructed healthcare facilities not at full capacity, share-based compensation expense, legal costs and charges related to the settlement of a Qui Tam investigation within our Caris hospice partnership, a gain due to the acquisition of an equity method investment, a gain in the prior year on the sale of assets within an equity method investment, and a tax provision to tax return adjustment after the Company filed our 2017 income tax returns.

The operating results for the three newly constructed healthcare facilities not at full capacity consist of one skilled nursing facility and two assisted living facilities that opened during 2017.

The table below provides reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Net income attributable to National Healthcare Corporation	$21,142	$11,352	$40,812	$34,735
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(3,486)	–	(417)	–
Legal costs and charges related to Caris' legal investigation	–	757	8,364	1,239
Operating results for newly opened facilities not at full capacity	492	976	947	2,725
Gain on acquisition of equity method investment	(2,050)	–	(2,050)	–
Gain on sale of assets within equity method investment	–	(1,305)	–	(1,305)
Stock-based compensation expense	361	430	1,538	1,263
Tax provision adjustment on 2017 filed income tax returns	(1,434)	–	(1,434)	–
Provision of income taxes on non-GAAP adjustments	685	(335)	(1,884)	(1,530)
Non-GAAP Net income	$15,710	$11,875	$45,876	$37,127

GAAP diluted earnings per share	$1.39	$0.75	$2.68	$2.28
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(0.17)	–	(0.02)	–
Legal costs and charges related to Caris' legal investigation	–	0.02	0.46	0.05
Operating results for newly opened facilities not at full capacity	0.02	0.04	0.05	0.11
Gain on acquisition of equity method investment	(0.13)	–	(0.13)	–
Gain on sale of assets within equity method investment	–	(0.05)	–	(0.05)
Stock-based compensation expense	0.02	0.02	0.07	0.05
Tax provision adjustment on 2017 filed income tax returns	(0.10)	–	(0.10)	–
Non-GAAP diluted earnings per share	$1.03	$0.78	$3.01	$2.44

Results of Operations

The following table and discussion sets forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues for the three months and nine months ended September 30, 2018 and 2017.

Percentage of Net Operating Revenues

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net operating revenues:	100.0%	100.0%	100%	100%
Costs and expenses:
Salaries, wages and benefits	60.6	60.5	59.4	59.4
Other operating	26.2	26.2	26.3	26.2
Facility rent	4.1	4.2	4.2	4.2
Depreciation and amortization	4.2	4.5	4.3	4.4
Interest	0.5	0.5	0.5	0.5
Total costs and expenses	95.6	95.9	94.7	94.7
Income from operations	4.4	4.1	5.3	5.3
Non–operating income	3.4	2.5	1.6	2.2
Unrealized gains/losses on marketable equity securities	1.4	-	0.1	-
Income before income taxes	9.2	6.6	7.0	7.5
Income tax provision	(0.7)	(1.9)	(1.3)	(2.7)
Net income	8.5	4.7	5.7	4.8
Net loss attributable to noncontrolling interest	-	0.1	-	-
Net income attributable to NHC	8.5	4.8	5.7	4.8

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Results for the quarter ended September 30, 2018 compared to the third quarter in 2017 include a 2.1% increase in net operating revenues and a 10.7% increase in income from operations. For the three months ended September 30, 2018 compared to the same quarter in 2017, income before income taxes increased 43.5% and net income attributable to NHC increased 86.2%.  Excluding the unrealized gains in our marketable equity securities during the third quarter of 2018 compared to the same quarter in 2017, income before income taxes increased 21.6% and net income attributable to NHC increased 63.5%.

Net operating revenues

Net patient revenues increased $5,568,000, or 2.4%, compared to the same period last year. There are three newly constructed healthcare facilities (one skilled nursing facility and two assisted living facilities) placed in service during 2017 that continue to stabilize during 2018. These new healthcare facilities increased net patient revenues $761,000 compared to the same period a year ago. In July 2018, we acquired a controlling financial interest in a 14-bed geriatric psychiatric hospital located in Osage Beach, Missouri. This geriatric psychiatric hospital increased net patient revenues $1,077,000 compared to the same period a year ago. The remaining increase in our net patient revenues is primarily due to our existing skilled nursing facility operations.

The total census at owned and leased skilled nursing facilities for the quarter averaged 90.1% compared to an average of 90.4% for the same quarter a year ago. Our Medicare per diem rates increased 0.7% and Managed Care per diem rates decreased 0.6% compared to the same quarter a year ago. Our Medicaid and private pay per diem rates increased 1.7% and 4.3%, respectively, compared to the same quarter a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 1.2% compared to the same quarter a year ago.

Other revenues decreased $438,000, or 3.7%, compared to the same quarter last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the third quarter of 2018 compared to the third quarter of 2017 increased $4,081,000 or 1.8%, to $235,492,000 from $231,411,000.

Salaries, wages and benefits increased $3,288,000, or 2.3%, to $149,188,000 from $145,900,000. Salaries, wages and benefits as a percentage of net operating revenue was 60.6% compared to 60.5% for the three months ended September 30, 2018 and 2017, respectively. The newly constructed healthcare facilities placed in service during 2017 increased salaries, wages and benefits by $219,000 compared to the same period a year ago. The newly-acquired geriatric psychiatric hospital increased salaries, wages and benefits $427,000 compared to the same period a year ago. The remaining increase in our salaries, wages and benefits is primarily due to our existing skilled nursing facility operations. We continue to closely monitor and address the wage pressures we feel in most of the markets in which we operate. There is substantial effort and resources being deployed to retain and recruit talented partners.

Other operating expenses increased $1,257,000, or 2.0%, to $64,507,000 for the 2018 period compared to $63,250,000 for the 2017 period. Other operating expenses as a percentage of net operating revenue was 26.2% for both the three months ended September 30, 2018 and 2017. The newly-acquired geriatric psychiatric hospital increased other operating expenses $406,000 compared to the same period a year ago.

Other income

Non–operating income increased by $2,377,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. The increase in non-operating income is primarily due to the gain of $2,050,000 recorded on the acquisition of a controlling financial interest in a 14-bed geriatric psychiatric hospital in Osage Beach, Missouri. We previously held a noncontrolling ownership interest and an equity method investment in this hospital. In July 2018 upon acquiring the controlling ownership interest, we had to value the business and our previously held equity position based upon the hospital’s fair value.

Effective January 1, 2018, the new accounting pronouncement of ASU No. 2016–01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)”, requires that the change in the fair value of our marketable equity securities be recognized in net income. Therefore, we recorded unrealized gains in the amount of $3,486,000 for the increase in fair value of our marketable equity securities portfolio during the third quarter of 2018. The marketable equity securities portfolio consists of publicly-traded healthcare REIT’s, with NHI comprising approximately 88% of the market value of the portfolio at September 30, 2018.

Income taxes and noncontrolling interest

The income tax provision for the three months ended September 30, 2018 is $1,700,000 (an effective income tax rate of 7.5%), as further detailed in Note 14 to our interim condensed consolidated financial statements. Excluding nondeductible expenses, we expect our corporate income tax rate for 2018 to be approximately 26%, which is down from approximately 39% in 2017.

The noncontrolling interest in a subsidiary is: (1) the joint venture operations of a skilled nursing facility in Columbia, Tennessee. This facility opened and began operating in January 2017 in which NHC owns 80% of the operating entity and Maury Regional Medical Center owns 20% of the entity; (2) the joint venture operations of a 14-bed geriatric psychiatric hospital in Osage Beach, Missouri in which NHC owns 80% of the operating entity and Reliant Healthcare owns the remaining 20% of the entity.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Results for the nine months ended September 30, 2018 compared to the same nine months of 2017 include a 1.8% increase in net operating revenues and a 2.9% increase in income from operations. For the nine months ended September 30, 2018 compared to the same nine months of 2017, income before income taxes decreased 6.5% and net income attributable to NHC increased 17.5%.  Excluding the unrealized gains in our marketable equity securities and Caris’ Qui Tam settlement (including legal fees) for the nine months ended September 30, 2018 compared to the same nine months of 2017, income before income taxes increased 5.9% and net income attributable to NHC increased 33.9%.

Net operating revenues

Net patient revenues increased $13,575,000, or 2.0%, compared to the same period last year. There are three newly constructed healthcare facilities (one skilled nursing facility and two assisted living facilities) placed in service during 2017 that continue to stabilize during 2018. These new healthcare facilities increased net patient revenues $4,287,000 compared to the same period a year ago. In July 2018, we acquired a controlling financial interest in a 14-bed geriatric psychiatric hospital located in Osage Beach, Missouri. This geriatric psychiatric hospital increased net patient revenues $1,077,000 compared to the same nine-month period a year ago. The remaining increase in our net patient revenues is primarily due to our existing skilled nursing facility operations.

The total census at owned and leased skilled nursing facilities for the nine-month period averaged 89.7% compared to an average of 90.4% for the same period a year ago. Our Medicare per diem rates increased 0.1% and Managed Care per diem rates decreased 1.7% compared to the same period a year ago. Medicaid and private pay per diem rates increased 1.9% and 3.0%, respectively, compared to the same period a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 1.1% compared to the same period a year ago.

Other revenues decreased $575,00, or 1.7%, compared to the same period last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the first nine months of 2018 compared to the first nine months of 2017 increased $11,905,000 or 1.7%, to $692,547,000 from $680,642,000.

Salaries, wages and benefits increased $8,110,000, or 1.9%, to $434,749,000 from $426,639,000. Salaries, wages and benefits as a percentage of net operating revenue was 59.4% for both the nine-month periods ended September 30, 2018 and 2017. The newly constructed healthcare facilities placed in service during 2017 increased salaries, wages and benefits by $907,000 compared to the same period a year ago. The newly-acquired geriatric psychiatric hospital increased salaries, wages and benefits $427,000 compared to the same period a year ago. The remaining increase in our salaries, wages and benefits is primarily due to our existing skilled nursing facility operations. We continue to closely monitor and address the wage pressures we feel in most of the markets in which we operate. There is substantial effort and resources being deployed to retain and recruit talented partners.

Other operating expenses increased $3,746,000, or 2.0%, to $192,268,000 for the 2018 period compared to $188,522,000 for the 2017 period. Other operating expenses as a percentage of net operating revenue was 26.3% compared to 26.2% for the nine-month periods ended September 30, 2018 and 2017, respectively. The newly constructed healthcare facilities increased other operating expenses compared to the nine-month period a year ago by $956,000. The newly-acquired geriatric psychiatric hospital increased other operating expenses $406,000 compared to the same period a year ago.

 Other income (expense)

Non–operating income decreased by $4,991,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. The decrease in non-operating income is primarily due from:

Our equity in earnings investment in our Caris hospice operations. During 2018, Caris recorded a charge to earnings of $8,500,000 for the settlement of a Qui Tam investigation, of which 75.1% is included in the Company's earnings. In total, with the $8.5 million settlement and legal expenses, Caris’ earnings negatively impacted NHC’s non-operating income by $8,364,000 for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, Caris had legal expenses in connection with the Qui Tam investigation that negatively impacted NHC’s non-operating income by $1,239,000.

In July 2018, a gain of $2,050,000 was recorded on the acquisition of a controlling financial interest in a 14-bed geriatric psychiatric hospital in Osage Beach, Missouri. We previously held a noncontrolling ownership interest and equity method investment in this hospital. Upon acquiring the controlling ownership interest, we had to value the business and our previously held equity position based upon the hospital’s fair value.

Effective January 1, 2018, the new accounting pronouncement of ASU No. 2016–01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)”, requires that the change in the fair value of our marketable equity securities be recognized in net income. Therefore, we recorded unrealized gains in the amount of $417,000 for the increase in fair value of our marketable equity securities portfolio for the nine months ended September 30, 2018. The marketable equity securities portfolio consists of publicly-traded healthcare REIT’s, with NHI comprising approximately 88% of the market value of the portfolio at September 30, 2018.

Income taxes and noncontrolling interest

The income tax provision for the nine-month period ended September 30, 2018 is $9,792,000 (an effective income tax rate of 19.5%), as further detailed in Note 14 to our interim condensed consolidated financial statements. Excluding nondeductible expenses, we expect our corporate income tax rate for 2018 to be approximately 26%, which is down from approximately 39% in 2017.

The noncontrolling interest in a subsidiary is: (1) the joint venture operations of a skilled nursing facility in Columbia, Tennessee. This facility opened and began operating in January 2017 in which NHC owns 80% of the operating entity and Maury Regional Medical Center owns 20% of the entity; (2) the joint venture operations of a 14-bed geriatric psychiatric hospital in Osage Beach, Missouri in which NHC owns 80% of the operating entity and Reliant Healthcare owns the remaining 20% of the entity.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended September 30		Nine Month Change
	2018	2017	$	%
Cash, cash equivalents, restricted cash and restricted cash equivalents, at beginning of period	$67,421	$31,589	$35,832	113.4%

Cash provided by operating activities	77,066	70,995	6,071	8.6%

Cash provided by (used in) investing activities	(27,090)	1,190	(28,280)	(2,376.5)%

Cash used in financing activities	(49,664)	(22,034)	(27,630)	(125.4)%

Cash, cash equivalents, restricted cash and restricted cash equivalents, at end of period	$67,733	$81,740	$(14,007)	(17.1)%

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2018 was $77,066,000 as compared to $70,995,000 in the same period last year. Cash provided by operating activities consisted of net income of $40,563,000, adjustments for non–cash items of $31,314,000, cash distributions from unconsolidated investments of $3,830,000, and operating losses within our unconsolidated investments of $1,860,000. The losses within our unconsolidated investments was impacted by Caris’ Qui Tam settlement, including legal fees, of $8,364,000. There was cash used for working capital needs in the amount of $483,000 for the nine months ended September 30, 2018 compared to cash provided by working capital in the amount to $1,271,000 for the same period a year ago.

Investing Activities

Net cash used in investing activities totaled $27,090,000 for the nine months ended September 30, 2018 compared to cash provided by investing activities of $1,190,000 for the nine months ended September 30, 2017. Cash used for property and equipment additions was $22,708,000 for the nine months ended September 30, 2018 compared to $24,328,000 for the same period in 2017. In July 2018, the Company acquired a controlling ownership interest in a 14-bed geriatric psychiatric hospital in Osage Beach, Missouri for $527,000, which is net of the cash acquired from the hospital operations. The Company collected notes receivable of $1,180,000 and $3,970,000 for the nine months ended September 30, 2018 and 2017, respectively. Purchases of restricted marketable securities, net of sales, resulted in cash used of $5,411,000 for the nine months ended September 30, 2018. Sales of restricted marketable securities, net of purchases, resulted in cash provided by investing activities of $21,724,000 for the nine months ended September 30, 2017.

In 2018, construction and development costs included in additions to property and equipment include $7,128,000 for the construction of the 60-unit memory care facility located in Farragut, Tennessee and $2,234,000 for the 30-bed addition to a skilled nursing facility in Springfield, Missouri.

Financing Activities

Net cash used in financing activities totaled $49,664,000 and $22,034,000 for the nine months ending September 30, 2018 and 2017, respectively. There was $25,000,000 of cash used for principal payments on long-term debt compared to $0 in the prior year period. Cash used for dividend payments to common stockholders totaled $22,214,000 in the current year period compared to $20,943,000 for the same period in 2017. In the current period, $1,327,000 was provided by the issuance of common stock compared to $1,627,000 in the prior year period. In the current period, repurchases of common stock totaled $867,000 compared to $0 in the prior year period.

Table of Contractual Obligations

Our contractual obligations as of September 30, 2018 are as follows (in thousands):

	Total	1 year		2–3 Years	4–5 Years		After 5 Years
Long–term debt – principal	$75,000	$	−	$75,000	$	−	$	−
Long–term debt – interest	5,516		2,731	2,785		−		−
Operating leases	287,900		34,200	68,400		68,400		116,900
Construction obligations	2,876		2,876	−		−		−
Capital lease obligations	28,167		5,200	10,400		10,400		2,167
Total contractual cash obligations	$399,459		$45,007	$156,585		$78,800		$119,067

We started paying quarterly dividends on our common shares outstanding in 2004. We anticipate the continuation of the dividend payment as approved quarterly by the Board of Directors.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $55,599,000, marketable securities of $139,502,000, and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $55,599,000, marketable securities of $139,502,000, and our borrowing capacity on the credit facility. At September 30, 2018, the outstanding balance on the credit facility is $75,000,000; therefore, leaving $75,000,000 available for future borrowings. The maturity date on the credit facility is October 7, 2020. The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At September 30, 2018, we have available for sale debt securities in the amount of $168,034,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of September 30, 2018, the Company has $75,000,000 of long–term debt that bears interest at variable interest rates. Based on our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $750,000.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At September 30, 2018, the fair value of our marketable equity securities is approximately $139,502,000. Of the $139.5 million equity securities portfolio, our investment in National Health Investors, Inc. (“NHI”) comprises approximately $123.3 million, or 88.4%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $13.9 million. At September 30, 2018, our equity securities had unrealized gains of $109.3 million. Of the $109.3 million of unrealized gains, $98.5 million is related to our investment in NHI.

Item 4. Controls and Procedures.

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 15 - Contingencies and Commitments of this Form 10–Q.

Item 1A. Risk Factors.

During the nine months ended September 30, 2018, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2017.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 8, 2018	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: November 8, 2018	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)