Form 10-K
period 2018-12-31
NATIONAL HEALTHCARE CORP
filed 2019-02-20
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10–K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _____________

Commission File No. 001–13489
____________________________

(Exact name of registrant as specified in its Corporate Charter)

Delaware	52–2057472
(State of Incorporation)	(I.R.S. Employer I.D. No.)

100 E. Vine Street
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit such files).    Yes [x]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ x ]        Accelerated filer [  ]        Non–accelerated filer [  ]        Smaller reporting company [  ]        Emerging growth company [  ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of Common Stock held by non–affiliates on June 30, 2018 (based on the closing price of such shares on the NYSE American) was approximately $705 million. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 18, 2019 was 15,255,921.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10–K:
The Registrant’s definitive proxy statement for its 2019 shareholder’s meeting.

PART 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual filing that are not historical facts are forward-looking statements.  NHC cautions investors that any forward-looking statements made involve risks and uncertainties and are not guarantees of future performance.  The risks and uncertainties include, among others, the following:  liabilities and other claims asserted against us and patient care liabilities, as well as the resolution of current litigation; availability of insurance and assets for indemnification; national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials; the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations; changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries; and other factors referenced in this annual filing.

Investors should also refer to the risks identified in "Part 1. Item 1A. Risk Factors" for a discussion of various risk factors of the Company and that are inherent in the health care industry.  Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.  The risks included here are not exhaustive.  All forward-looking statements represent NHC's best judgment as of the date of this filing.

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

Narrative Description of the Business

At December 31, 2018, we operated or managed 75 skilled nursing facilities with a total of 9,510 licensed beds. These numbers include 28 facilities that are owned with 3,632 beds, 39 facilities that are leased with 4,963 beds, and eight facilities that are managed for others with 915 beds. Of the 39 leased facilities, 35 are leased from National Health Investors, Inc. ("NHI").

Our 24 assisted living facilities (twelve owned, nine leased, and three managed) have 1,132 units (884 units owned, 205 units leased, and 43 units managed).

Our five independent living facilities (one owned, three leased, and one managed) have 475 retirement apartments (93 apartments owned, 245 apartments leased, and 137 apartments managed).

We acquired a controlling ownership interest in a 14-bed behavioral health hospital in August 2018. This hospital specializes in geriatric behavioral health and is the only behavioral health hospital the Company currently operates.

We operated 35 homecare programs licensed in three states (Tennessee, South Carolina, and Florida) and provided 387,798 homecare patient visits in 2018.

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

Net Patient Revenues. Health care services we provide include a comprehensive range of services. In fiscal 2018, 95.1% of our net operating revenues were derived from such health care services. Highlights of health care services activities during 2018 were as follows:

Skilled Nursing Facilities. The most significant portion of our business and the base for our other health care services is the operation of our skilled nursing facilities (“SNF’s”). In our facilities, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day. In addition, our facilities provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services. Revenues from the 67 facilities we own or lease are reported as net patient revenues in our financial statements. Management fee income is recorded as other revenues from the eight facilities that we manage. We generally charge 6% of facility net operating revenues for our management services.

The following table shows the occupancy rates for our owned and leased skilled nursing facilities:

	Year Ended December 31,
	2018	2017	2016
Overall census	89.8%	90.2%	89.5%

Rehabilitative Services. We provide therapy services through Professional Health Services, a subsidiary of NHC. Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities. We maintained a rehabilitation staff of over 1,800 highly trained, professional therapists in 2018. Most of our rehabilitative services are for patients in our owned and managed skilled nursing facilities. However, we also provide services to over 70 additional health care providers. Our rates for these services are competitive with other market rates.

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

Assisted Living Facilities. Our assisted living facilities provide personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities. In 2018, the rate of occupancy was 78.7%. The occupancy rate for 2018 is lower primarily due to the two newly constructed assisted living facilities that began operations during 2017. Certificates of Need (“CONs”) are not required to build these projects in most states and we believe overbuilding has occurred in some of our markets.

Independent Living Facilities. Our independent living facilities offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from governmental programs. Independent living centers may be licensed and regulated in some states, but do not require the issuance of a CON such as is required for skilled nursing facilities. We have, in several cases, developed independent living centers adjacent to our nursing facilities with an initial construction of 40 to 80 units. These units are rented by the month; thus, these centers offer an expansion of our continuum of care. We believe these independent living units offer a positive marketing aspect to all of our senior care offerings and services.

We have one independent living facility which is a "continuing care community", where the resident pays a substantial entrance fee and a monthly maintenance fee. The resident then receives a full range of services, including home health nursing, without additional charge.

Homecare Programs. Our home health care programs (“homecares”) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities. Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies. Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment. Under the Medicare reimbursement payment system, we receive a prospectively determined amount per patient per 60-day episode. Under our managed care contracts, we may receive a 60-day episode payment or be paid by a per-visit payment model. Medicare episodes in 2018 were 16,436. In 2018, we served an average census of 3,652 patients and provided 387,798 visits.

Pharmacy Operations. At December 31, 2018, we operated four regional pharmacy locations (two locations in Tennessee and one location each in South Carolina and Missouri). These pharmacies primarily service our patients that are in an inpatient setting using a central location to deliver pharmaceutical supplies. Our regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.

Other Revenues. We generate revenues from management, accounting and financial services to third party operators of healthcare facilities, from insurance services to our managed healthcare facilities, and from rental income. In fiscal 2018, 4.9% of our net operating revenues were derived from such sources. The significant sources of our other revenues are described as follows:

A.

Management, Accounting and Financial Services. We provide management services to skilled nursing facilities, assisted living facilities and independent living facilities operated by third party operators. We typically charge 6% of the managed centers’ net operating revenues as a fee for these services. Additionally, we provide accounting and financial services to other healthcare operators. No management services are provided for entities in which we provide accounting and financial services. As of December 31, 2018, we perform management services for twelve healthcare facilities (ten management contracts for third parties and two management contracts where we have an equity method investment) and accounting and financial services for 20 healthcare facilities.

B.

Insurance Services. NHC owns a Tennessee domestic licensed insurance company. The company is licensed in several states and provides workers’ compensation coverage to substantially all NHC's managed healthcare facilities. A second wholly-owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC’s owned and managed healthcare facilities.

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

Quality of Patient Care

Centers for Medicare and Medicaid Services (“CMS”) introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare skilled nursing facilities more easily. The Five-Star Quality Rating System gives each skilled nursing operation a rating of between one and five stars in various categories (five stars being the best). The Company has always strived for patient-centered care and quality outcomes as precursors to outstanding financial performance. The average Five-Star rating for all of our skilled nursing facilities was 4.32 for 2018. The table below summarizes our performance in these quality ratings for the most recent three years:

	As of December 31,
	2018	2017	2016
Total number of skilled nursing facilities, end of year	75	76	74
Number of 4 and 5-star rated skilled nursing facilities	63	62	54
Percentage of 4 and 5-star rated skilled nursing facilities	84%	82%	73%

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets. The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	Bed Addition	44 beds	Charleston, SC	May, 2016
SNF/ALF	New Facility	90 beds / 80 units	Nashville, TN	June, 2016
SNF	Bed Addition	8 beds	Kingsport, TN	September, 2016
SNF	New Facility	112 beds	Columbia, TN	January, 2017
ALF	New Facility	78 units	Bluffton, SC	March, 2017
ALF	New Facility	80 units	Garden City, SC	June, 2017
Memory Care	Bed Addition	23 beds	Murfreesboro, TN	July, 2017
SNF	Bed Addition	30 beds	Springfield, MO	April, 2018
Behavioral Health Hospital	Acquisition	14 beds	Osage Beach, MO	August 2018
Memory Care	New Facility	60 beds	Farragut, TN	January 2019

Business Segments

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and the one behavioral health hospital, and (2) homecare services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. See Note 5 in the notes to the consolidated financial statements for further disclosure of the Company’s operating segments.

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

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2018	2017	2016
Medicare	35%	35%	37%
Managed Care	12%	13%	12%
Medicaid	26%	26%	26%
Private Pay and Other	27%	26%	25%
Total	100%	100%	100%

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

We contract with over 60 managed care organizations ("MCO's") and insurance carriers for the provision of sub-acute and other medical specialty services by our owned and managed healthcare facilities.

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

Medicare and Medicaid Participation

All skilled nursing facilities, owned, leased or managed by us are certified to participate in Medicare. All but eight (seven owned and one managed) of our affiliated skilled nursing facilities participate in Medicaid. All of our homecare offices participate in the Medicare and Medicaid programs, with Medicare comprising the majority of their revenue.

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

Certifications and Participation Requirements; Efforts to Impose Reduced Payments

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at our skilled nursing facilities would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our profitability and cash flows. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations. No assurance can be given that such reforms will not have a material adverse effect on us.

Medicare Legislation and Regulations

Health Care Reform

The health care industry is subject to changing political, regulatory, and other influences, along with the various scientific and technological initiatives.  In recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to effect major change within the U.S. health care system, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "ACA") which represents significant changes to the current U.S. health care system (collectively the "Acts").  However, the law has been subject to legislative and regulatory changes and court challenges.  The presidential administration and a number of members of Congress have stated their intent to repeal or make additional significant changes to the ACA, its implementation or interpretation.  Effective January 1, 2019, Congress eliminated the penalty associated with the individual mandate to maintain health insurance.  In December 2018, as a result of the penalty associated with the individual mandate being eliminated, a federal judge in Texas found that the entire ACA was unconstitutional.  However, the law remains in place pending appeal.  Additionally, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the ACA.  These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

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

Skilled Nursing Facilities

Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System ("SNF PPS"). SNF PPS is an acuity-based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally increased or decreased each October when the federal fiscal year begins. The acuity classification system is named RUGs (Resource Utilization Groups IV). At December 31, 2018, there are 66 classifications of RUG groups.

On August 8, 2018, CMS issued a final rule outlining fiscal year 2019 Medicare payments and quality changes for skilled nursing facilities. The 2019 final rule, which began October 1, 2018, provided for an approximate 2.4% market basket update that was spelled out in the Bipartisan Budget Act of 2018. The market basket increase is expected to increase overall payments to skilled nursing facilities in fiscal year 2019 by $820 million compared to fiscal year 2018 levels.

As part of the final rule and effective October 1, 2019, CMS plans to start using a new case-mix model, called the Patient-Driven Payment Model (“PDPM”), which focuses on a resident’s condition and care needs, rather than the amount of care provided, to determine reimbursement levels. The PDPM utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physical therapy (PT), occupational therapy (OT), speech language pathology (SLP), nursing and social services (nursing) and non-therapy ancillary services (NTA). It also uses a sixth non-case mix component to cover utilization of SNF resources that do not vary depending on resident characteristics.

PDPM will replace the existing case-mix classification methodology, Resource Utilization Groups, Version IV. The structure of the PDPM moves Medicare towards a more value-based, unified post-acute care payment system. PDPM also removes therapy minutes as the basis for therapy payment and adjusts the SNF per diem payments to reflect varying costs throughout the stay, through the PT, OT and NTA components. In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under the new PDPM system, the payment to skilled nursing facilities will be based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility.

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

On November 13, 2018, CMS published a final rule which updates the Medicare HH PPS rates, including the conversion factor and case-mix weights for calendar years 2019 and 2020. Effective January 1, 2019, CMS estimates the net impact of the PPS rule results in a 2.2% increase ($420 million) in Medicare payments for agencies in 2019. The increase reflects the effects of a 2.2% home health payment update percentage; a 0.1% increase in payments due to decreasing the fixed-dollar-loss ratio in order to pay no more than 2.5% of total payments as outlier payments; and a 0.1% decrease in payments due to the new rural add-on policy mandated by the Bipartisan Budget Act of 2018.

Also published in the final rule and effective January 1, 2020, there will be an elimination of therapy thresholds for payment, implementation of the Patient-Driven Group Model (“PDGM”) case-mix methodology refinements and a change in the unit of payment from a sixty (60) day episode to a thirty (30) day episode period. These changes focus on providing value over volume of services to patients. Once the changes are implemented, home health payments will no longer be based on the number of visits provided, but rather the patient’s medical condition and care needs.

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

Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans.  Most state Medicaid payments are made under a prospective payment system or under programs which negotiate payment levels with individual providers.  The ACA, as currently structured, requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level.  However, states may opt out of the expansion without losing existing federal Medicaid funding.  Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards.  The presidential administration and a number of members of Congress have indicated their intent to increase state flexibility in the administration of Medicaid programs, including allowing states to condition enrollment on work or other community engagement.

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

Effective July 1, 2018 and for the fiscal year 2019, the state of Missouri approved a Medicaid rate increase of $7.76 per patient day to Missouri skilled nursing providers. We estimate the resulting increase in revenue for the 2019 fiscal year will be approximately $2,000,000 annually, or $500,000 per quarter.

Competition

In most of the communities in which we operate health care centers, we compete with other health care centers in the area. We operate 75 skilled nursing facilities located in nine states, all of which require a certificate of need prior to the opening of any new skilled nursing facilities.  There are hundreds of operators of skilled nursing facilities in each of these states and no single operator, including us, dominates any of these state’s skilled nursing care markets, except for some small rural markets which might have only one skilled nursing facility. In competing for patients and staff with these facilities, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of our facilities are important in obtaining patients, since members of the patient’s family generally participate to a greater extent in selecting skilled nursing facilities than in selecting an acute care hospital. We believe that by providing and emphasizing rehabilitative as well as skilled care services at our facilities, we can broaden our patient base and to differentiate our facilities from competing skilled nursing facilities.

As we continue to expand into the assisted living market, we monitor proposed or existing competing assisted living centers. Our development goal is to link our skilled nursing facilities with our assisted living centers, thereby obtaining a competitive advantage for both.

Our homecare agencies compete with other home health agencies (HHA’s) in most communities we serve. Competition occurs for patients and employees. Our homecare agencies depend on hospital and physician referrals and reputation to maintain a healthy census.

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non–professional employees. To enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs. We support the Foundation for Geriatric Education. We also conduct an "Administrator in Training" course, which is 24 months in duration, for the professional training of administrators. Presently, we have six full–time individuals in this program. Two of our three regional senior vice presidents, three regional vice presidents, one regional administrator, and 53 of our 75 health care center administrators are graduates of this program.

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

Employees

As of December 31, 2018, our Administrative Services Contractor (National Health Corporation) had 14,891 full and part time employees, who we call "Partners". No employees are represented by a bargaining unit. We believe our current relations with our employees are good.

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

Risks Relating to Our Company

We depend on reimbursement from Medicare, Medicaid and other third–party payors and reimbursement rates from such payors may be reduced. We derive a substantial portion of our revenue from third–party payors, including the Medicare and Medicaid programs. Third–party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rate or methods of payment from third–party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins. Additionally, net revenue realizable under third–party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post–payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third–party payors. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations. It is possible that the effects of further refinements to PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations. See Item 1, "Business – Regulation and Licenses" and "Business - Medicare Legislation and Regulations".

The industry trend toward value-based purchasing may negatively impact our revenues.  There is a growing trend in the healthcare industry among both government and commercial payors toward value-based purchasing of healthcare services.  Value-based purchasing programs emphasize quality and efficiency of services, rather than volume of services.  For example, the SNF Value-Based Purchasing Program makes incentive payments available based on past performance on specified quality measures related to hospital readmissions.  Failure to report quality data or poor performance may negatively impact the amount of reimbursement received.

Other initiatives aimed at improving the cost of care include alternative payment models, such as ACOs and bundled payment arrangements.  Medicare and many commercial third-party payors are implementing ACO models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals at a lower cost. In addition, CMS is implementing programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. Providers who respond successfully to these trends and can deliver quality care at lower cost are likely to benefit financially. If we fail to meet or exceed quality performance standards under any applicable value-based purchasing program, perform at a level below the outcomes demonstrated by our competitors, or otherwise fail to effectively provide or coordinate the efficient delivery of quality health care services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts, and we may owe repayments to payors, causing our revenues to decline. In addition, various healthcare programs and regulations may be ultimately implemented at the federal or state level. Failure to respond successfully to these trends could negatively impact our business, results of operations and/or financial condition.

We cannot predict the effect that further healthcare reform, the possible repeal and replacement of the ACA, and other changes in government programs may have on our business, financial condition or results of operations. Since the adoption of the ACA in 2010, the law has been subject to legislative and regulatory court challenges.  The presidential administration and a number of members of Congress have stated their intent to repeal or make additional significant changes to the ACA, its implementation or interpretation.  Effective January 1, 2019, Congress eliminated the penalty associated with the individual mandate to maintain health insurance.  In December 2018, as a result of the penalty associated with the individual mandate being eliminated, a federal judge in Texas found that the entire ACA was unconstitutional.  However, the law remains in place pending appeal.  Additionally, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the ACA.  These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

There is uncertainty regarding whether, when, and how the ACA may be further changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of alternative provisions, the impact of alternative provisions on healthcare industry participants, the ultimate outcome of court challenges and how the law will be interpreted and implemented.  Changes by Congress or government agencies could eliminate or alter provisions beneficial to us, while leaving in place provisions reducing our reimbursement or otherwise negatively impacting our business.  Members of Congress have also proposed measures that would expand government-sponsored coverage, including single-payor proposals.  Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms.  We are unable to predict the nature and success of such initiatives.

We conduct business in a heavily regulated industry, and changes in, or violations of regulations may result in increased costs or sanctions that reduce our revenue and profitability. In the ordinary course of our business, we are regularly subject to inquiries, investigations and audits by federal and state agencies to determine whether we are in compliance with regulations governing the operation of, and reimbursement for, skilled nursing, assisted living and independent living facilities, hospice, home health agencies and our other operating areas. These regulations include those relating to licensure, conduct of operations, ownership of facilities, construction of new and additions to existing facilities, allowable costs, services and prices for services. Various laws, including federal and state anti–kickback and anti–fraud statutes, prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under federal and/or state health care programs such as Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by federal governmental programs or fee-splitting arrangements between health care providers that are designed to induce the referral of patients to a provider for medical products and services.  Furthermore, many states prohibit business corporations from providing or holding themselves out as a provider of medical care.

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

We also are subject to potential lawsuits under a federal whistle-blower statute designed to combat fraud and abuse in the health care industry, known as the federal False Claims Act.  These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.  When a private party brings a qui tam action under the False Claims Act, it files the complaint with the court under seal, and the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.  Even if, during an investigation, the court partially unseals a complaint to allow the government and a defendant to work toward a resolution of the complaint's allegations, the defendant is prohibited from revealing to anyone the existence of the complaint or that the partial unsealing has occurred.

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

We are required to comply with laws governing the transmission and privacy and security of health information. The Health Insurance Portability and Accountability Act of 1996, or ("HIPAA"), requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically.  In addition, as required by HIPAA, the U.S. Department of Health and Human Services ("HHS") has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health information (known as Protected Health Information, or PHI) and require covered entities, including healthcare providers and health plans, and vendors known as "business associates," to implement administrative, physical and technical safeguards to protect the security of PHI.  Covered entities must report breaches of unsecured PHI without unreasonable delay to affected individuals, HHS and, in the case of larger breaches, the media.  The privacy, security and breath notification regulations have imposed, and will continue to impose, significant compliance costs on our operations.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns.  These laws vary and may impose additional obligations or penalties.  For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving individually identifiable information (even if no health-related information is involved).  In addition, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.  To the extent we fail to comply with one or more federal and/or state privacy and security requirements or if we are found to be responsible for the non-compliance of our vendors, we could be subject to substantial fines or penalties, as well as third-party claims, and suffer harm to our reputation, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

New accounting pronouncements or new interpretations of existing standards could require us to make adjustments in our accounting policies that could affect our financial statements. The Financial Accounting Standards Board ("FASB"), the SEC, or other accounting organizations or governmental entities issue new pronouncements or new interpretations of existing accounting standards that sometimes require us to change our accounting policies and procedures. Future pronouncements or interpretations could require us to change our policies or procedures and have a significant impact on our future financial statements.

In February 2016 the FASB issued ASU No. 2016-02, "Leases (Topic 842)."  The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach.  We anticipate this standard will have a material impact on our consolidated financial statements and will result in an increase to total assets and total liabilities.  We are currently evaluating the impact this standard will have on our policies and procedures and internal control framework.  Though these changes will not have any direct impact on our overall financial condition, these changes could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics and covenants, as well as third party financial models regarding our financial condition.

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. We provide management and/or financial services to skilled nursing facilities, assisting living facilities and independent living facilities owned by third parties. At December 31, 2018, we perform management services (which include financial services) for 12 such centers and accounting and financial services for an additional 20 such centers. The "Risk Factors" contained herein as applying to us may in many instances apply equally to these other entities for which we provide services. We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities. Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2018, we leased or owned 67 skilled nursing facilities, 21 assisted living facilities, and four independent living facilities. Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment. Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers. We are undertaking a process to allocate more aggressively capital spending within our owned and leased facilities in an effort to address issues that arise in connection with an aging physical plant.

If factors, including factors indicated in these "Risk Factors" and other factors beyond our control render us unable to direct the necessary financial and human resources to the maintenance, upgrade and modernization of our physical plant and equipment, our business, results of operations, financial condition and cash flow could be adversely impacted.

We are subject to employment-related laws and regulations which could increase our cost of doing business and subject us to significant back pay awards, fines and lawsuits.  Our operations are subject to a variety of federal, state and local employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, record keeping and other working conditions, Title VII of the Civil Rights Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor (DOL), federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters.  Because labor represents such a large portion of our operating costs, compliance with these evolving federal and state laws and regulations could substantially increase or cost of doing business while failure to do so could subject us to significant back pay awards, fines and lawsuits.  In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations.  Our failure to comply with federal and state employment-related laws and regulations could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Cybersecurity risks could harm our ability to operate effectively. Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We rely on our information systems to provide security for processing, transmission and storage of confidential patient, resident and other customer information, such as individually identifiable information, including information relating to health protected by HIPAA. Although we have taken steps to protect the security of our information systems, medical devices that store sensitive data, and the data maintained in those systems and devices, it is possible that our safety and security measures will not prevent improper functioning or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. If personal or otherwise protected information of our patients is improperly accessed, tampered with or distributed, we may incur significant costs to remediate possible injury to the affected patients, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential patient health information.

Security breaches, including physical or electronic break–ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities.  The occurrence of any of these events could result in harm to patients; business interruptions or delays; the loss, misappropriation, corruption or unauthorized access of data; litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; reputational damage; or federal and state governmental inquiries.  Any failure to maintain proper functionality and security of our information systems could have a material adverse effect on our business, financial condition and results of operations.

If we fail to compete effectively with other health care providers, our revenues and profitability may decline. The health care services industry is highly competitive. Our skilled nursing facilities, assisted living facilities, independent living facilities, home care services and other operations compete on a local and regional basis with other nursing centers, health care providers, and senior living service providers that provide services similar to those we offer. Some of our competitors' facilities are located in newer buildings and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax-exempt basis and that receive funds and charitable contributions unavailable to us.  Consolidations of not-for-profit entities may intensify this competitive pressure.  Many competing general acute care hospitals are larger and more established than our facilities.

There is also increasing consolidation in the third-party payer industry, including vertical integration efforts among third-party payers and healthcare providers.  Healthcare industry participants are increasingly implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models.  Other industry participants, such as large employer groups and their affiliates, may intensify competitive pressure and affect the industry in ways that are difficult to predict.  Trends toward clinical transparency and value-based purchasing may impact our competitive position and patient volumes.

Our facilities compete based on factors such as our reputation for quality care; the commitment and expertise of our staff; the quality and comprehensiveness of our treatment programs; the physical appearance, location and condition of our facilities and to a limited extend, the charges for services. In addition, we compete with other health care providers for customer referrals from hospitals and other providers. As a result, a failure to compete effectively with respect to referrals may have an adverse impact on our business. We cannot assure that increased competition in the future will not adversely affect our financial condition and results of operations.

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

We are exposed to market risk due to the fact that outstanding debt and future borrowings are or will be subject to wide fluctuations based on changing interest rates. Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with variable rate borrowings. We currently have a $110,000,000 credit agreement. The credit agreement provides for variable rates and if market interest rates rise, so will our required interest payments on any future borrowings under the credit facility.

We currently have $55.0 million of debt outstanding and expect to borrow in the future to fund development and acquisitions. In the event we incur additional indebtedness, this could have important consequences to you. For example, it could:

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

We are subject to federal and state income taxes.  Changes in tax laws and regulations or the interpretation of such laws could adversely affect our position on income taxes and estimated income liabilities.  We are subject to both state and federal income taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives.  The enactment of The U.S. Tax Cuts and Jobs Act (the "Tax Act") in December 2017 has had a favorable impact on our 2018 net income, earnings per share, and operating cash flow.  The year ended December 31, 2017 in connection with the Tax Act, we recorded a tax benefit of $8.5 million during the fourth quarter of 2017.  This estimated benefit was due from the revaluation of our net deferred tax liability based on the new lower corporate income tax rate.  The Company considers the accounting for the deferred tax re-measurements and other items to be complete, but ongoing accounting guidance and interpretation could result in adjustments to the consolidated financial statements.

We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes.  There are uncertainties and ambiguities in the application of the Tax Act and it is possible that the IRS cold issue subsequent guidance or take positions on audit that differ from our interpretations and assumptions.  Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties.  Our effective tax rate could be adversely affected by changes in the mix of earnings in states with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, change in tax laws and regulations, changes in our interpretations of tax laws, including the Tax Act. Unanticipated changes in our tax  rates or exposure to additional income tax liabilities could affect our profitability.  There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

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

Disasters and similar events may seriously harm our business. Natural and man–made disasters and similar events, including terrorist attacks and acts of nature such as hurricanes, tornadoes, earthquakes and wildfires, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our patients and our business. In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our business. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Such events could harm our patients and employees, severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.

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

We may not be able to pay or maintain dividends and the failure to do so would adversely affect our stock price.  We currently pay a quarterly dividend on our common stock and our Board intends to continue to pay a quarterly dividend.  However, our ability to pay and maintain cash dividends is based on many factors, including our financial condition, funds from operations, the level of our capital expenditures and future business prospects, our ability to make and finance acquisitions, anticipated operating cost levels, the level of demand for our beds, the rates we charge and actual results that may vary substantially from estimates.  Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends.  The failure to pay or maintain dividends could adversely affect our stock price.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Skilled Nursing Facilities

State	City	Center Name	Affiliation	Licensed Beds
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151
	Moulton	NHC HealthCare, Moulton	Leased(1)	136

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135
	Rossville	NHC HealthCare, Rossville	Owned	112

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194

Massachusetts	Greenfield	Buckley–Greenfield Health Care Center	Leased(1)	120
	Holyoke	Holyoke Health Care Center	Leased(1)	102
	Quincy	John Adams Health Care Center	Leased(1)	71
	Taunton	Longmeadow of Taunton	Leased(1)	100

Missouri	Desloge	NHC HealthCare, Desloge	Leased(1)	120
	Independence	The Villages of Jackson Creek	Leased	120
	Independence	The Villages of Jackson Creek Memory Care	Leased	70
	Joplin	NHC HealthCare, Joplin	Leased(1)	126
	Kennett	NHC HealthCare, Kennett	Leased(1)	170
	Macon	Macon Health Care Center	Owned	120
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	94
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220
	St. Peters	Villages of St. Peters	Leased	130
	Springfield	Springfield Rehabilitation and Health Care Center	Leased	146
	Town & Country	NHC HealthCare, Town & Country	Owned	200
	West Plains	NHC HealthCare, West Plains	Owned	120

New Hampshire	Epsom	Epsom Health Care Center	Leased(1)	108
	Manchester	Maple Leaf Health Care Center	Leased(1)	114
	Manchester	Villa Crest Health Care Center	Leased(1)	126

Skilled Nursing Facilities
(continued)
State	City	Center Name	Affiliation	Licensed Beds
South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290
	Bluffton	NHC HealthCare, Bluffton	Owned	120
	Charleston	NHC HealthCare, Charleston	Owned	132
	Clinton	NHC HealthCare, Clinton	Owned	131
	Columbia	NHC HealthCare, Parklane	Owned	180
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152
	Greenville	NHC HealthCare, Greenville	Owned	176
	Laurens	NHC HealthCare, Laurens	Leased(1)	176
	Lexington	NHC HealthCare, Lexington	Owned	170
	Mauldin	NHC HealthCare, Mauldin	Owned	180
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148
	North Augusta	NHC HealthCare, North Augusta	Owned	192
	Sumter	NHC HealthCare, Sumter	Managed	138

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	88
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	200
	Columbia	NHC HealthCare, Columbia	Owned	106
	Columbia	NHC-Maury Regional Transitional Care Center	Owned	112
	Cookeville	NHC HealthCare, Cookeville	Managed	94
	Dickson	NHC HealthCare, Dickson	Leased(1)	191
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	110
	Farragut	NHC HealthCare, Farragut	Owned	106
	Franklin	NHC Place, Cool Springs	Owned	180
	Franklin	NHC HealthCare, Franklin	Leased(1)	80
	Gallatin	NHC Place, Sumner	Owned	92
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	160
	Kingsport	NHC HealthCare, Kingsport	Owned	60
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	166
	Knoxville	Holston Health & Rehabilitation Center	Owned	94
	Knoxville	NHC HealthCare, Knoxville	Owned	129
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	115
	Milan	NHC HealthCare, Milan	Leased(1)	117
	Murfreesboro	AdamsPlace	Owned	90
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181
	Nashville	Lakeshore, Heartland	Managed	66
	Nashville	Lakeshore, The Meadows	Managed	113
	Nashville	The Health Center of Richland Place	Managed	107
	Nashville	NHC Place at The Trace	Owned	90
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	120
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102
	Smithville	NHC HealthCare, Smithville	Leased(1)	114
	Somerville	NHC HealthCare, Somerville	Leased(1)	72
	Sparta	NHC HealthCare, Sparta	Leased(1)	90
	Springfield	NHC HealthCare, Springfield	Owned	107
	Tullahoma	NHC HealthCare, Tullahoma	Owned	90

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120

Behavioral Health Hospital
State	City	Name	Affiliation	Licensed Beds
Missouri	Osage Beach	Osage Beach Center for Cognitive Disorders	Owned(4)	14

Assisted Living Units

State	City	Center	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26
	Independence	The Villages of Jackson Creek	Leased	52
	St. Peters	Villages of St. Peters	Leased	52
	St. Peters	Villages of St. Peters Memory Care	Owned(3)	60

New Hampshire	Manchester	Villa Crest Assisted Living	Leased(1)	29

South Carolina	Bluffton	The Palmettos of Bluffton	Owned	78
	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45
	Murrells Inlet	The Palmettos of Garden City	Owned	80

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Franklin	NHC Place, Cool Springs	Owned	89
	Gallatin	NHC Place, Sumner	Owned	60
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	2
	Murfreesboro	AdamsPlace	Owned	106
	Nashville	Lakeshore Heartland	Managed	9
	Nashville	Lakeshore, The Meadows	Managed	10
	Nashville	Richland Place	Managed	24
	Nashville	The Place at the Trace	Owned	80
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units
Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63
	Murfreesboro	AdamsPlace	Owned	93
	Nashville	Richland Place Retirement Apts.	Managed	137

(1)Leased from NHI

(2)NHC HealthCare/Fort Sanders is owned by a separate limited partnership. The Company owns 25% of the partnership interest and provides management services to Fort Sanders.

(3)Villages of St. Peters Memory Care is owned by a separate limited liability company. The Company owns 25% of the partnership interest and provides management services to the Villages of St. Peters Memory Care.

(4)Osage Beach Center for Cognitive Disorders is owned by a separate limited liability company. The Company owns 80% of the partnership interest.

Homecare Programs

State	City	Homecare Programs
Florida	Carrabelle	NHC HomeCare of Carrabelle
	Chipley	NHC HomeCare of Chipley
	Crawfordville	NHC HomeCare of Crawfordville
	Merritt Island	NHC HomeCare of Merritt Island
	Panama City	NHC HomeCare of Panama City
	Port St. Joe	NHC HomeCare of Port St. Joe
	Quincy	NHC HomeCare of Quincy
	Vero Beach	NHC HomeCare of Vero Beach

South Carolina	Aiken	NHC HomeCare of Aiken
	Bluffton	NHC HomeCare of Beaufort
	Greenville	NHC HomeCare of Greenville
	Greenwood	NHC HomeCare of Greenwood
	Laurens	NHC HomeCare of Laurens
	Murrells Inlet	NHC HomeCare of Murrells Inlet
	Rock Hill	NHC HomeCare of Piedmont
	Summerville	NHC HomeCare of Low Country
	West Columbia	NHC HomeCare of Midlands

Tennessee	Athens	NHC HomeCare of Athens
	Chattanooga	NHC HomeCare of Chattanooga
	Columbia	NHC HomeCare of Columbia
	Cookeville	NHC HomeCare of Cookeville
	Dickson	NHC HomeCare of Dickson
	Franklin	NHC HomeCare of Franklin
	Hendersonville	NHC HomeCare of Hendersonville
	Johnson City	NHC HomeCare of Johnson City
	Knoxville	NHC HomeCare of Knoxville
	Lawrenceburg	NHC HomeCare of Lawrenceburg
	Lewisburg	NHC HomeCare of Lewisburg
	McMinnville	NHC HomeCare of McMinnville
	Milan	NHC HomeCare of Milan
	Murfreesboro	NHC HomeCare of Murfreesboro
	Pulaski	NHC HomeCare of Pulaski
	Somerville	NHC HomeCare of Somerville
	Sparta	NHC HomeCare of Sparta
	Springfield	NHC HomeCare of Springfield

Hospice Programs

State	City	Hospice Programs	Affiliation
Georgia	Rossville	Caris Healthcare – Rossville	Partnership

Missouri	St. Louis	Caris Healthcare – St. Louis	Partnership
	Kansas City	Caris Healthcare – Kansas City	Partnership

South Carolina	Anderson	Caris Healthcare – Anderson	Partnership
	Bluffton	Caris Healthcare – Bluffton	Partnership
	Charleston	Caris Healthcare – Charleston	Partnership
	Columbia	Caris Healthcare – Columbia	Partnership
	Greenville	Caris Healthcare – Greenville	Partnership
	Greenwood	Caris Healthcare – Greenwood	Partnership
	Myrtle Beach	Caris Healthcare – Myrtle Beach	Partnership
	Sumter	Caris Healthcare – Sumter	Partnership

Tennessee	Athens	Caris Healthcare – Athens	Partnership
	Chattanooga	Caris Healthcare – Chattanooga	Partnership
	Columbia	Caris Healthcare – Columbia	Partnership
	Cookeville	Caris Healthcare – Cookeville	Partnership
	Crossville	Caris Healthcare – Crossville	Partnership
	Dickson	Caris Healthcare – Dickson	Partnership
	Greenville	Caris Healthcare – Greeneville	Partnership
	Johnson City	Caris Healthcare – Johnson City	Partnership
	Knoxville	Caris Healthcare – Knoxville	Partnership
	Lenoir City	Caris Healthcare – Lenoir City	Partnership
	Milan	Caris Healthcare – Milan	Partnership
	Murfreesboro	Caris Healthcare – Murfreesboro	Partnership
	Nashville	Caris Healthcare – Nashville	Partnership
	Sevierville	Caris Healthcare – Sevierville	Partnership
	Somerville	Caris Healthcare – Somerville	Partnership
	Springfield	Caris Healthcare – Springfield	Partnership

Virginia	Bristol	Caris Healthcare – Bristol	Partnership

Healthcare Facilities Leased to Others

The following table includes certain information regarding healthcare facilities which are owned by us and leased to others:

Name of Facility	Location	No. of Beds
Skilled Nursing Facilities
Solaris HealthCare North Naples	Naples, FL	60
Solaris HealthCare Coconut Creek	Coconut Creek, FL	120
Solaris HealthCare Daytona	Daytona Beach, FL	73
Solaris HealthCare Imperial	Naples, FL	113
Solaris HealthCare Windermere	Orlando, FL	120
Solaris HealthCare Charlotte Harbor	Port Charlotte, FL	180
The Health Center at Standifer Place	Chattanooga, TN	444
Solaris HealthCare Lake City	Lake City, FL	120
Solaris HealthCare Pensacola	Pensacola, FL	180

Assisted Living		No. of Units
Solaris Senior Living Vero Beach	Vero Beach, FL	135
Solaris Senior Living Merritt Island	Merritt Island, FL	95
Solaris Senior Living Stuart	Stuart, FL	100
Standifer Place Assisted Living	Chattanooga, TN	74

ITEM 3.              LEGAL PROCEEDINGS

General and Professional Liability Insurance and Lawsuits

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents. As of December 31, 2018, we and/or our managed healthcare facilities are currently defendants in 59 such claims.

Insurance coverage for all periods includes primary policies and excess policies. The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis. For 2017 and 2018, the excess coverage is $9.0 million per occurrence. Additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

Nutritional Support Services, L.P., Qui Tam Litigation

On June 19, 2018, a First Amended Complaint was filed naming Nutritional Support Services, L.P. (“NSS”), a wholly-owned subsidiary of the Company, as a defendant in the action captioned U.S. ex rel. McClain v. Nutritional Support Services, L.P., No. 6:17-cv-2608-AMQ (D.S.C.), which was filed in the United States District Court for the District of South Carolina. The action alleges that NSS violated the False Claims Act by reporting a National Drug Code (“NDC”) number that did not correspond to the NDC for dispensed prescriptions. The plaintiffs are seeking unspecified damages.  On April 16, 2018, the United States filed a Notice of Election to Decline Intervention with respect to the allegations asserted in this action. NSS intends to vigorously defend itself with respect to this action.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of National HealthCare Corporation are listed on the NYSE-American exchange under the symbol NHC. On December 31, 2018, NHC had approximately 6,700 stockholders, comprised of approximately 2,000 stockholders of record and an additional 4,700 stockholders indicated by security position listings. Although we intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.

Stock Repurchase Programs

In August 2018, the Board of Directors authorized a new common stock repurchase program. The program will allow for repurchase of up to $25 million of its common stock. The stock repurchase plan began on September 1, 2018 and will expire on August 31, 2019. No repurchases of common stock have been executed under this current program. This stock repurchase plan replaced the stock repurchase plan previously approved by the Board of Directors on August 3, 2017.

During the first quarter of 2018 and under a previous plan which expired on August 31, 2018, the Company repurchased 14,506 shares of its common stock for a total cost of $867,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

On August 5, 2016 and under a previous plan which expired on August 31, 2017, the Company repurchased 130,000 shares of its common stock for a total cost of $8,195,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

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

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,163,381	$71.16	601,244
Equity compensation plans not approved by security holders	–	–	–
Total	1,163,381	$71.16	601,244

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2013 through December 31, 2018 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index"). Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information has been derived from the consolidated financial statements of National HealthCare Corporation and should be read in conjunction with those financial statements, accompanying footnotes and Management’s Discussion and Analysis (in thousands, except per share amounts).

	2018	2017	2016	2015	2014
		(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
Operating Data:
Net operating revenues	$980,349	$963,895	$923,580	$903,167	$868,677
Total costs and expenses	(924,273)	(909,785)	(863,038)	(836,041)	(800,666)
Non–operating income	17,670	20,439	19,665	18,148	17,182
Unrealized gains on marketable securities	1,138	-	-	-	-
Income before income taxes	74,884	74,549	80,207	85,274	85,193
Income tax provision	(16,185)	(18,867)	(29,669)	(32,131)	(31,824)
Net income	58,699	55,682	50,538	53,143	53,369
Net loss attributable to noncontrolling interest	265	523	–	–	–
Dividends to preferred stockholders	-	–	–	(6,819)	(8,670)
Net income attributable to common stockholders of NHC	$58,964	$56,205	$50,538	$46,324	$44,699

Earnings per common share:
Basic	$3.87	$3.70	$3.34	$3.34	$3.24
Diluted	3.87	3.69	3.32	3.20	3.14

Cash dividends declared:
Per common share	$1.98	$1.89	$1.75	$1.54	$1.34
Per preferred share	$-	$–	$–	$.64	$.80

Balance Sheet Data:
Total assets	$1,080,948	$1,096,526	$1,087,447	$1,045,329	$1,074,123
Accrued risk reserves	96,024	93,275	91,162	98,508	106,218
Long–term debt	55,000	100,000	120,000	120,000	10,000
NHC stockholders’ equity	733,278	702,738	669,611	630,996	734,148

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of post–acute care and senior health care services. At December 31, 2018, we operate or manage 75 skilled nursing facilities with 9,510 licensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital, and 35 homecare programs located in 10 states. These operations are provided by separately funded and maintained subsidiaries. We have a non–controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide management services, accounting and financial services, and insurance services to third party operators of healthcare properties. We also own the real estate of 13 healthcare properties and lease these properties to third party operators.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. Inflationary increases in our costs may cause net earnings from patient services to decline.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for 2018 was 89.8% compared to 90.2% in 2017 and 89.5% in 2016. With the average length of stay decreasing for a skilled nursing patient, as well as the increased availability of assisted living facilities and home and community-based services, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances in positioning ourselves to be an active participant in the health delivery systems as they develop.

Quality of Patient Care

CMS introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare skilled nursing facilities more easily. The Five-Star Quality Rating System gives each skilled nursing operation a rating of between one and five stars in various categories (five stars being the best). The Company has always strived for patient-centered care and quality outcomes as precursors to outstanding financial performance. The average Five-Star rating for all of our skilled nursing facilities was 4.32 for 2018. The table below summarizes our performance in these quality ratings for the most recent three years:

	As of December 31,
	2018	2017	2016
Total number of skilled nursing facilities, end of year	75	76	74
Number of 4 and 5-star rated skilled nursing facilities	63	62	54
Percentage of 4 and 5-star rated skilled nursing facilities	84%	82%	73%

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets. The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	Bed Addition	44 beds	Charleston, SC	May, 2016
SNF/ALF	New Facility	90 beds / 80 units	Nashville, TN	June, 2016
SNF	Bed Addition	8 beds	Kingsport, TN	September, 2016
SNF	New Facility	112 beds	Columbia, TN	January, 2017
ALF	New Facility	78 units	Bluffton, SC	March, 2017
ALF	New Facility	80 units	Garden City, SC	June, 2017
Memory Care	Bed Addition	23 beds	Murfreesboro, TN	July, 2017
SNF	Bed Addition	30 beds	Springfield, MO	April, 2018
Behavioral Health Hospital	Acquisition	14 beds	Osage Beach, MO	August 2018
Memory Care	New Facility	60 beds	Farragut, TN	January 2019

Impact of U.S. Tax Reform

The enactment of The U.S. Tax Cuts and Jobs Act (the “Tax Act”) in December 2017 has had a favorable impact on our 2018 net income, earnings per share, and operating cash flow. In 2018 and in future years, we estimate that our effective tax rate should be between 22% to 26%. Our effective tax rate in 2017 and in previous years was 36% to 39%.

For the year ended December 31, 2017 and in connection with the Tax Act, we recorded a tax benefit of $8,488,000 during the fourth quarter of 2017. This estimated benefit was due from the revaluation of our net deferred tax liability based on the new lower corporate income tax rate.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $96,024,000 and $93,275,000 at December 31, 2018 and 2017, respectively, and are a primary area of management focus. We have set aside restricted cash and marketable securities to fund our professional liability and workers’ compensation reserves.

As to exposure for professional liability claims, we have developed performance measures to bring focus to the patient care issues most likely to produce professional liability exposure, including in–house acquired pressure ulcers, significant weight loss and numbers of falls. These programs for certification, which we regularly modify and improve, have produced measurable improvements in reducing these incidents. Our experience is that achieving goals in these patient care areas improves both patient and employee satisfaction.

Government Program Financial Changes

Medicare – Skilled Nursing Facilities

On August 8, 2018, CMS issued a final rule outlining fiscal year 2019 Medicare payments and quality changes for skilled nursing facilities. The 2019 final rule, which began October 1, 2018, provided for an approximate 2.4% market basket update that was spelled out in the Bipartisan Budget Act of 2018. The market basket increase is expected to increase overall payments to skilled nursing facilities in fiscal year 2019 by $820 million compared to fiscal year 2018 levels. For 2018, our average Medicare per diem rate for skilled nursing facilities increased 0.3% compared to the same period in 2017.

As part of the final rule and effective October 1, 2019, CMS plans to start using a new case-mix model, called the Patient-Driven Payment Model (“PDPM”), which focuses on a resident’s condition and care needs, rather than the amount of care provided, to determine reimbursement levels. The PDPM utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physical therapy (PT), occupational therapy (OT), speech language pathology (SLP), nursing and social services (nursing) and non-therapy ancillary services (NTA). It also uses a sixth non-case mix component to cover utilization of SNF resources that do not vary depending on resident characteristics.

PDPM will replace the existing case-mix classification methodology, Resource Utilization Groups, Version IV. The structure of the PDPM moves Medicare towards a more value-based, unified post-acute care payment system. PDPM also removes therapy minutes as the basis for therapy payment and adjusts the SNF per diem payments to reflect varying costs throughout the stay, through the PT, OT and NTA components. In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under the new PDPM system, the payment to skilled nursing facilities will be based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility.

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

Effective July 1, 2018 and for the fiscal year 2019, the state of Missouri approved a Medicaid rate increase of $7.76 per patient day to Missouri skilled nursing providers. We estimate the resulting increase in revenue for the 2019 fiscal year will be approximately $2,000,000 annually, or $500,000 per quarter.

Overall our average Medicaid per diem increased 2.9% compared to the same period in 2017. We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures and also look for adequate funding sources, including provider assessments. There are several pieces of legislation that include provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities.

Medicare – Homecare Programs

On November 13, 2018, CMS published a final rule which updates the Medicare HH PPS rates, including the conversion factor and case-mix weights for calendar years 2019 and 2020. Effective January 1, 2019, CMS estimates the net impact of the PPS rule results in a 2.2% increase ($420 million) in Medicare payments for agencies in 2019. The increase reflects the effects of a 2.2% home health payment update percentage; a 0.1% increase in payments due to decreasing the fixed-dollar-loss ratio in order to pay no more than 2.5% of total payments as outlier payments; and a 0.1% decrease in payments due to the new rural add-on policy mandated by the Bipartisan Budget Act of 2018.

Also published in the final rule and effective January 1, 2020, there will be an elimination of therapy thresholds for payment, implementation of the Patient-Driven Group Model (“PDGM”) case-mix methodology refinements and a change in the unit of payment from a sixty (60) day episode to a thirty (30) day episode period. These changes focus on providing value over volume of services to patients. Once the changes are implemented, home health payments will no longer be based on the number of visits provided, but rather the patient’s medical condition and care needs.

Segment Reporting

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and one behavioral health hospital, and (2) homecare services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as Chief Operating Decision Maker (“CODM”), to assess performance and allocate resources.

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

The following table sets forth the Company’s condensed consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$872,912	$59,862	$-	$932,774
Other revenues	2,494	-	45,081	47,575
Net operating revenues	875,406	59,862	45,081	980,349

Costs and Expenses:
Salaries, wages and benefits	513,647	33,339	35,735	582,721
Other operating	225,133	19,566	9,339	254,038
Facility rent	33,052	1,945	5,926	40,923
Depreciation and amortization	38,372	229	3,293	41,894
Interest	1,504	-	3,193	4,697
Total costs and expenses	811,708	55,079	57,486	924,273

Income (loss) before non-operating income	63,698	4,783	(12,405)	56,076
Non-operating income	-	-	17,670	17,670
Unrealized gains on marketable securities	-	-	1,138	1,138

Income before income taxes	$63,698	$4,783	$6,403	$74,884

	Year Ended December 31, 2017
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$853,662	$63,080	$-	$916,742
Other revenues	663	-	46,490	47,153
Net operating revenues	854,325	63,080	46,490	963,895

Costs and Expenses:
Salaries, wages and benefits	501,510	33,059	37,474	572,043
Other operating	221,414	20,855	7,564	249,833
Facility rent	32,744	1,980	5,643	40,367
Depreciation and amortization	38,246	177	4,229	42,652
Interest	1,719	-	3,171	4,890
Total costs and expenses	795,633	56,071	58,081	909,785

Income (loss) before non-operating income	58,692	7,009	(11,591)	54,110

Non-operating income	-	-	20,439	20,439

Income before income taxes	$58,692	$7,009	$8,848	$74,549

	Year Ended December 31, 2016
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$814,010	$63,656	$-	$877,666
Other revenues	651	-	45,263	45,914
Net operating revenues	814,661	63,656	45,263	923,580

Costs and Expenses:
Salaries, wages and benefits	480,058	32,597	35,352	548,007
Other operating	202,827	20,705	7,243	230,775
Facility rent	33,129	1,932	6,231	41,292
Depreciation and amortization	34,423	190	4,410	39,023
Interest	1,921	-	2,020	3,941
Total costs and expenses	752,358	55,424	55,256	863,038

Income (loss) before non-operating income	62,303	8,232	(9,993)	60,542

Non-operating income	-	-	19,665	19,665

Income before income taxes	$62,303	$8,232	$9,672	$80,207

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

Specifically, the Company believes the presentation of non-GAAP financial information should exclude the following items: the unrealized gains or losses on our marketable equity securities, legal costs and charges related to the settlement of a Qui Tam investigation within our Caris hospice partnership, operating results for the newly constructed healthcare facilities not at full capacity, a gain on the acquisition of an equity method investment (behavioral health hospital), gains on the sale of healthcare facilities, share-based compensation expense, and tax adjustments with the U.S. Tax Cuts and Jobs Act.

The operating results for the newly constructed healthcare facilities not at full capacity include the following: for the year ended December 31, 2018, included are facilities that began operations from 2016 to 2018 (two skilled nursing facilities and three assisted living facilities). For the year ended December 31, 2017, included are facilities that began operations from 2015 to 2017 (three skilled nursing facilities and four assisted living facilities). For the year ended December 31, 2016, included are facilities that began operations from 2014 to 2016 (three skilled nursing facilities and two assisted living facilities).

The table below provides reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to National HealthCare Corporation	$58,964	$56,205	$50,538
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(1,138)	-	-
Legal costs and charges related to Caris’ legal investigation	8,364	2,889	638
Operating results for newly opened facilities not at full capacity	3,562	7,332	8,501
Gain on acquisition of equity method investment	(2,050)	-	-
Gain on sale of real estate/healthcare facilities	(1,669)	(1,305)	-
Stock-based compensation expense	1,778	1,678	509
Tax adjustments with the U.S. Tax Cuts and Jobs Act	(1,434)	(8,488)	-
Provision of income taxes on non-GAAP adjustments	(2,005)	(3,503)	(2,128)
Non-GAAP Net Income	$64,372	$54,179	$56,423

GAAP diluted earnings per share	$3.87	$3.69	$3.32
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(0.06)	-	-
Legal costs and charges related to Caris’ legal investigation	0.46	0.12	0.03
Operating results for newly opened facilities not at full capacity	0.17	0.29	0.34
Gain on acquisition of equity method investment	(0.13)	-	-
Gain on sale of real estate/healthcare facilities	(0.08)	(0.05)	-
Stock-based compensation expense	0.08	0.07	0.02
Tax adjustments with the U.S. Tax Cuts and Jobs Act	(0.09)	(0.56)	-
Non-GAAP diluted earnings per share	$4.22	$3.56	$3.71

Results of Operations

The following table and discussion sets forth items from the consolidated statements of operations as a percentage of net operating revenues for the years ended December 31, 2018, 2017 and 2016.

Percentage of Net Operating Revenues

	Year Ended December 31,
	2018	2017	2016
Revenues:		(as adjusted)	(as adjusted)
Net patient revenues	95.1%	95.1%	95.0%
Other revenues	4.9	4.9	5.0
Net operating revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	59.4	59.4	59.3
Other operating	25.9	25.9	25.0
Facility rent	4.2	4.2	4.5
Depreciation and amortization	4.3	4.4	4.2
Interest	0.5	0.5	0.4
Total costs and expenses	94.3	94.4	93.4
Income before non–operating income	5.7	5.6	6.6
Non–operating income	1.9	2.1	2.1
Income before income taxes	7.6	7.7	8.7
Income tax provision	(1.6)	(1.9)	(3.2)
Net income	6.0	5.8	5.5
Net loss attributable to noncontrolling interest	0.0	0.0	0.0
Net income attributable to common stockholders of NHC	6.0%	5.8%	5.5%

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of operations as compared to the prior period.

Period to Period Increase (Decrease)

	2018 vs. 2017		2017 vs. 2016
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$16,032	1.7	$39,076	4.5
Other revenues	422	0.9	1,239	2.7
Net operating revenues	16,454	1.7	40,315	4.4
Costs and Expenses:
Salaries, wages and benefits	10,678	1.9	24,036	4.4
Other operating	4,205	1.7	19,058	8.3
Facility rent	556	1.4	(925)	(2.2)
Depreciation and amortization	(758)	(1.8)	3,629	9.3
Interest	(193)	(3.9)	949	24.1
Total costs and expenses	14,488	1.6	46,747	5.4
Income before non–operating income	1,966	3.6	(6,432)	(10.6)
Non–operating income	(2,769)	(13.5)	774	3.9
Unrealized gains on marketable securities	1,138	-	-	-
Income before income taxes	335	0.4	(5,658)	(7.1)
Income tax provision	(2,682)	(14.2)	(10,802)	(36.4)
Net income	3,017	5.4	5,144	10.2
Net loss attributable to noncontrolling interest	(258)	(49.3)	523	-
Net income attributable to common stockholders of NHC	$2,759	4.9	$5,667	11.2

2018 Compared to 2017

Results for the year ended December 31, 2018 compared to 2017 include a 1.7% increase in net operating revenues and a 4.9% increase in net income attributable to NHC. Excluding the unrealized gains in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the year ended December 31, 2018 was $64,372,000 compared to $54,179,000 for the 2017 year, which is an increase of 18.8%.

The overall average census in owned and leased skilled nursing facilities for 2018 was 89.8% compared to 90.2% in 2017. The composite skilled nursing facility per diem increased 1.2% in 2018 compared to 2017. Medicare per diem rates increased 0.3% in 2018 compared to 2017 and Managed Care per diem rates decreased 2.0% in 2018 compared to 2017. Medicaid and private pay per diem rates increased 2.9% and 3.0%, respectively, in 2018 compared to 2017.

Net patient revenues totaled $932,774,000, an increase of $16,032,000, or 1.7%, compared to the prior year. The newly constructed healthcare facilities placed in service from 2016 to 2018 (which is two skilled nursing facilities and three assisted living facilities) continue to mature and increased net patient revenues $6,457,000 compared to a year ago. In August 2018, the Company acquired a controlling ownership interest in a 14-bed behavioral health hospital. For the five months since the acquisition of this entity, the hospital has generated approximately $2,496,000 in net patient revenue. The remaining increase in our net patient revenues is primarily due to the per diem increases in our existing skilled nursing facility operations.

Other revenues in 2018 were $47,575,000, an increase of $422,000, or 0.9%, as further detailed in Note 3 of the consolidated financial statements. Other revenues in 2018 include rental revenues of $22,262,000 ($21,957,000 in 2017), management and accounting service fees of $15,175,000 ($16,169,000 in 2017), and insurance services revenue of $7,084,000 ($8,003,000 in 2017). In October 2018, we sold a skilled nursing facility in Madisonville, Kentucky and recorded a gain on the sale of the transaction of $1,669,000.

Total costs and expenses for 2018 increased $14,488,000, or 1.6%, to $924,273,000 from $909,785,000 in 2017.

Salaries, wages and benefits, the largest operating costs of the company, increased $10,678,000, or 1.9%, to $582,721,000 from $572,043,000. Our salaries and wages were 59.4% of net operating revenues for both the 2018 and 2017 years. The newly constructed healthcare facilities placed in service during 2016 to 2018 increased salaries, wages and benefits by $1,453,000 compared to a year ago. The newly acquired behavioral health hospital increased in salaries and wages by $1,116,000 in 2018. The remaining increase in salaries, wages and benefits in 2018 is due to the increase in our existing skilled nursing facilities and the continued wage pressure in certain markets in which we operate.

Other operating expenses increased $4,205,000, or 1.7%, to $254,038,000 for 2018 compared to $249,833,000 in 2017. These costs were 25.9% of net operating revenues for both the 2018 and 2017 years. The newly constructed healthcare facilities placed in service during 2016 to 2018 increased other operating expenses by $2,183,000 compared to a year ago. The newly acquired behavioral health hospital increased other operating expenses by $914,000 in 2018.

Facility rent expense increased $556,000, or 1.4%, to $40,923,000. Depreciation and amortization decreased 1.8% to $41,894,000.

Interest expense decreased $193,000 to $4,697,000 in 2018 from $4,890,000 in 2017. The decrease in interest expense is due from our long-term debt being paid down during 2018. At December 31, 2018, we had $55 million outstanding on our credit facility.

Non–operating income in 2018 decreased $2,769,000, or 13.5% to $17,670,000, as further detailed in Note 4 of the consolidated financial statements. The decrease in non-operating income is primarily due from:

Our equity in earnings investment in our Caris hospice operations. During 2018, Caris recorded a charge to earnings of $8,500,000 for the settlement of a Qui Tam investigation, of which 75.1% is included in the Company's earnings. In total, with the $8.5 million settlement and legal expenses, Caris’ earnings negatively impacted NHC’s non-operating income by $8,364,000 for the year ended December 31, 2018. For the year ended December 31, 2017, Caris had legal expenses in connection with the Qui Tam investigation that negatively impacted NHC’s non-operating income by $2,889,000.

In July 2018, a gain of $2,050,000 was recorded on the acquisition of a controlling financial interest in a 14-bed behavioral health hospital in Osage Beach, Missouri. We previously held a non-controlling ownership interest and equity method investment in this hospital. Upon acquiring the controlling ownership interest, we valued the business and our previously held equity position based upon the hospital’s fair value.

Effective January 1, 2018, we adopted new accounting pronouncement ASU No. 2016–01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)”. This guidance requires that the change in the fair value of our marketable equity securities be recognized in net income instead of other comprehensive income. Therefore, we recorded unrealized gains in the amount of $1,138,000 for the increase in fair value of our marketable equity securities portfolio for the year ended December 31, 2018. The marketable equity securities portfolio consists of publicly-traded healthcare REIT’s, with NHI comprising approximately 88% of the market value of the portfolio at December 31, 2018.

The income tax provision for 2018 is $16,185,000 (an effective income tax rate of 21.6%). The income tax provision and effective tax rate for 2018 were also favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $2,222,000 or 3.0% of income before taxes in 2018.

The income tax provision for 2017 was $18,867,000 (an effective income tax rate of 25.3%). We recorded a tax benefit of $8,488,000 during the fourth quarter of 2017 due to the U.S. tax reform legislation. This estimated benefit was due from the revaluation of our net deferred tax liabilities based on the new lower federal corporate income tax rate. The income tax provision and effective tax rate for 2017 were also favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $1,753,000 or 2.4% of income before taxes in 2017.

2017 Compared to 2016

In order to facilitate the comparison of the 2017 financial performance to the 2016 year, the summary table below highlights the impact of the Tax Act on the Company’s 2017 financial performance. During the fourth quarter of 2017, the Company recorded a tax benefit in the amount of $8,488,000 from the revaluation of our net deferred tax liability based on the new lower corporate income tax rate. The two columns in 2017 outline the financial performance including and excluding the tax reform adjustment, which is in comparison to the 2016 financial performance.

	2017
(dollars in thousands)	Including tax reform adjustment (GAAP)	Excluding tax reform adjustment	2016
Net operating revenues	$963,895	$963,895	$923,580
Income before income taxes	74,549	74,549	80,207
Provision for income taxes	(18,867)	(27,355)	(29,669)
Net income	55,682	47,194	50,538
Net loss attributable to noncontrolling interest	523	523	-
Net income attributable to NHC	56,205	47,717	50,538
Effective income tax rate	25.3%	36.7%	37.0%
Diluted earnings per share	3.69	3.14	3.32

Results for the year ended December 31, 2017 compared to 2016 include a 4.4% increase in net operating revenues and an 11.2% increase in net income attributable to NHC, which includes the 2017 fourth quarter tax reform adjustment. Excluding the 2017 fourth quarter tax reform adjustment and other non-GAAP adjustments, non-GAAP net income for the year ended December 31, 2017 was $54,179,000 compared to $56,423,000 for the 2016 year.

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

Net patient revenues totaled $916,742,000, an increase of $39,076,000, or 4.5%, compared to the prior year. The newly constructed healthcare facilities placed in service during 2015 to 2017 (which is three skilled nursing facilities and four assisted living facilities) continued to mature and increased net patient revenues $23,888,000 compared to a year ago. The remaining increase in our net patient revenues is primarily due to the census increase and per diem increases in our existing skilled nursing facility operations.

Other revenues in 2017 were $47,153,000, an increase of $1,239,000, or 2.7%, as further detailed in Note 3 of the consolidated financial statements. Other revenues in 2017 include rental revenues of $21,957,000 ($21,835,000 in 2016), management and accounting service fees of $16,169,000 ($15,953,000 in 2016), and insurance services revenue of $8,003,000 ($7,195,000 in 2016).

Total costs and expenses for 2017 increased $46,747,000, or 5.4%, to $909,785,000 from $863,038,000 in 2016.

Salaries, wages and benefits, the largest operating costs of the company, increased $24,036,000, or 4.4%, to $572,043,000 from $548,007,000. These costs were 59.4% and 59.3% of net operating revenues for the year ended December 31, 2017 and 2016, respectively. The newly constructed healthcare facilities placed in service during 2015 to 2017 increased salaries, wages and benefits by $9,996,000 compared to a year ago. The remaining increase in salaries, wages and benefits in 2017 was due to the increase in our existing skilled nursing facilities and the continued wage pressure in certain markets in which we operate.

Other operating expenses increased $19,058,000, or 8.3%, to $249,833,000 for 2017 compared to $230,775,000 in 2016. These costs were 25.9% and 25.0% of net operating revenues for the year ended December 31, 2017 and 2016, respectively. The increase in other operating expenses for 2017 was primarily due to the operations of the newly constructed healthcare facilities compared to 2016 ($11,409,000). We also had unfavorable results within our self-insurance accrued risk reserve programs in 2017 compared to 2016 ($6,368,000) due to the increase in professional liability lawsuits during 2017. As of December 31, 2017, we and/or our managed facilities were defendants in 60 claims. At December 31, 2016, we and/or our managed facilities were defendants in 43 claims.

Facility rent expense decreased $925,000, or 2.2%, to $40,367,000.

Depreciation and amortization increased 9.3% to $42,652,000. The majority of the increase in depreciation expense is due to the newly constructed healthcare facilities.

Interest expense increased $949,000 to $4,890,000 in 2017 from $3,941,000 in 2016. The increase in interest expense is primarily from the increased interest rate on the line of credit borrowings compared to a year ago. At December 31, 2017, we had $90 million outstanding on our credit facility.

Non–operating income in 2017 increased $774,000, or 3.9% to $20,439,000, as further detailed in Note 4 of the consolidated financial statements. The increase in non-operating income is primarily from the sale of the 83-unit assisted living facility in Evans, Georgia during the third quarter of 2017 in which we had an equity method investment and 10% ownership stake. This sale transaction increased non-operating income $1,310,000 in 2017 in comparison to 2016. We also received approximately $250,000 annually in management services revenue from this entity, in which we no longer provided management services after September 30, 2017.

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

Liquidity, Capital Resources and Financial Condition

Sources and Uses of Funds

Our primary sources of cash include revenues from the healthcare and senior living facilities we operate, homecare services, rental income, management and accounting services and insurance services. Our primary uses of cash include salaries, wages and benefits, operating costs of the healthcare facilities, the cost of additions and improvements to our real property, rent expenses, and dividend distributions. These sources and uses of cash are reflected in our consolidated statements of cash flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended		One Year Change
	12/31/18	12/31/17	$	%	12/31/17	12/31/16	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$67,421	$31,589	$35,832	113.4	$31,589	$49,314	$(17,725)	(35.9)

Cash provided by operating activities	98,435	94,466	3,969	4.2	94,466	90,882	3,584	3.9

Cash used in investing activities	(33,662)	(9,560)	(24,102)	(252.1)	(9,560)	(81,476)	71,916	88.2

Cash used in financing activities	(77,274)	(49,074)	(28,200)	(57.5)	(49,074)	(27,131)	(21,943)	(80.9)

Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$54,920	$67,421	$(12,501)	(18.5)	$67,421	$31,589	$35,832	113.4

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2018 was $98,435,000 as compared to $94,466,000 and $90,882,000 for the years ended December 31, 2017 and 2016, respectively. In 2018, cash provided by operating activities consisted of net income of $58,699,000, adjustments for non–cash items of $41,202,000, less gains on the sale of restricted marketable securities of $18,000 and the sale of a skilled nursing facility of $1,668,000, plus the addition of cash distributions in excess of earnings from equity method investments of $4,221,000. There was cash used for working capital needs in the amount of $4,001,000 in 2018 compared to $1,467,000 and $4,586,000 in 2017 and 2016, respectively.

Included in the adjustments for non-cash items are depreciation expense, deferred taxes, stock compensation, unrealized gains on our marketable equity securities, and a gain on the acquisition of our controlling financial interest in the 14-bed behavioral health hospital in Osage Beach, Missouri.

Investing Activities

Cash used in investing activities totaled $33,662,000 for the year ended December 31, 2018, as compared to $9,560,000 and $81,476,000 for the years ended December 31, 2017 and 2016, respectively. Cash used for property and equipment additions was $29,772,000, $32,347,000, and $62,601,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Purchases of restricted marketable securities, net of sales, resulted in a net use of cash of $8,772,000 in 2018. Conversely, sales of restricted marketable securities, net of purchases, resulted in positive cash flow in 2017 of $18,953,000. Purchases of restricted marketable securities, net of sales, resulted in a net use of cash of $13,978,000 in 2016. Additionally, we had cash proceeds from the sale of a skilled nursing facility in Madisonville, Kentucky of $4,300,000 in 2018.

In 2018, additions to property and equipment include $2,038,000 for the construction and completion of the 30-bed addition to a skilled nursing facility in Springfield, Missouri that began operations in April 2018.  Also, construction costs for the 60-unit memory care facility located in Farragut, Tennessee was $10,264,000 during 2018.  The memory care facility began operations in January 2019.

Financing Activities

Net cash used in financing activities totaled $77,274,000, $49,074,000 and $27,131,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

During 2018, $45,000,000 of cash was used for principal payments on long-term debt compared to $20,000,000 in 2017 and $0 in 2016. Dividends paid to common stockholders was $29,827,000, $28,237,000, and $25,795,000 for the years ended December 31, 2018, 2017 and 2016. Proceeds from the issuance of common stock totaled $2,524,000 in 2018 compared to $10,772,000 and $10,634,000 for 2017 and 2016, respectively. During the first quarter of 2018, the Company repurchased 14,506 shares of its common stock for a total cost of $867,000. In 2016, the Company repurchased 130,000 shares of its common stock for a total cost of $8,195,000.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2018 are as follows (in thousands):

	Total	Less than 1 year	1–3 Years	3–5 Years	After 5 Years
Long–term debt principal	$55,000	$–	$55,000	$–	$--
Long–term debt – interest	3,812	2,157	1,655	--	--
Construction obligations	774	774	–	–	–
Operating and capital leases	306,217	39,400	78,800	78,800	109,217
Total contractual cash obligations	$365,803	$42,331	$135,455	$78,800	$109,217

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $43,247,000, marketable securities of $140,223,000 and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long–term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $43,247,000, marketable securities of $140,223,000, and our borrowing capacity on the credit facility. At December 31, 2018, the outstanding balance on the credit facility is $55,000,000; therefore, leaving $55,000,000 available for future borrowings. The maturity date on the credit facility is October 7, 2020. The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

Guarantees

At December 31, 2018, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit. We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2018, we did not participate in any such financial investments.

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

Net Patient Revenues and Accounts Receivable

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

The Company recognizes revenue as its performance obligations are completed. Routine services are treated as a single performance obligation satisfied over time as services are rendered. These routine services represent a bundle of services that are not capable of being distinct. The performance obligations are satisfied over time as the patient simultaneously receives and consumes the benefits of the healthcare services provided. Additionally, there may be ancillary services which are not included in the daily rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time when those services are rendered.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors.  Contractual adjustments are based on contractual agreements and historical experience.  The Company considers the patient's ability and intent to pay the amount of consideration upon admission.  Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations.

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

Professional liability remains an area of particular concern to us. The long-term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents. As of December 31, 2018, we and/or our managed centers are defendants in 59 claims. It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At December 31, 2018, we have available for sale debt marketable securities in the amount of $172,593,000. The fixed income portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed income portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations. At December 31, 2018, our available for sale debt marketable securities had gross realized gains of $335,000 and gross unrealized losses of $3,809,000.

As of December 31, 2018, our credit facility bears interest at a variable interest rate. Currently, we have long–term debt outstanding of $55.0 million on the credit facility. Based on our outstanding long–term debt, a 1% change in interest rates would change our interest cost by approximately $550,000.

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

Credit Risk

Credit risk is managed by diversifying the fixed income portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Corporate debt securities and asset–backed securities comprise approximately 75% of the fair value of the fixed income portfolio. At December 31, 2018, the credit quality ratings for our fixed income portfolio consisted of the following investment grades (as a percent of fair value): 28% AAA rated, 13% AA rated, 38% A rated, and 21% BBB rated.

Equity Price and Concentration Risk

Our available for sale equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At December 31, 2018, the fair value of our equity marketable securities is approximately $140,223,000. Of the $140.2 million equity securities portfolio, our investment in NHI comprises approximately $123.2 million, or 88%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $14.0 million. At December 31, 2018, our equity marketable securities had unrealized gains of $110.0 million. Of the $110.0 million unrealized gains, $98.4 million is related to NHI.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of  National HealthCare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2019 expressed an unqualified opinion thereon.

 Adoption of ASU No. 2014-09

 As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers in each of the three years ended December 31, 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, as amended.

 Adoption of ASU No. 2016-01

 As discussed in Note 1 to the consolidated financial statements, the Company changed its method of classification and measurement of investments in certain equity investments and the presentation of fair value changes in the year ended December 31, 2018 due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Nashville, Tennessee

February 20, 2019

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Revenues:
Net patient revenues	$932,774	$916,742	$877,666
Other revenues	47,575	47,153	45,914
Net operating revenues	980,349	963,895	923,580

Costs and expenses:
Salaries, wages and benefits	582,721	572,043	548,007
Other operating	254,038	249,833	230,775
Facility rent	40,923	40,367	41,292
Depreciation and amortization	41,894	42,652	39,023
Interest	4,697	4,890	3,941
Total costs and expenses	924,273	909,785	863,038

Income from operations	56,076	54,110	60,542

Other income:
Non-operating income	17,670	20,439	19,665
Unrealized gains on marketable equity securities	1,138	-	-

Income before income taxes	74,884	74,549	80,207
Income tax provision	(16,185)	(18,867)	(29,669)
Net income	58,699	55,682	50,538
Net loss attributable to noncontrolling interest	265	523	–

Net income attributable to common stockholders of National HealthCare Corporation	$58,964	$56,205	$50,538

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$3.87	$3.70	$3.34
Diluted	$3.87	$3.69	$3.32

Weighted average common shares outstanding:
Basic	15,224,886	15,189,920	15,134,518
Diluted	15,236,826	15,218,962	15,206,997

Dividends declared per common share	$1.98	$1.89	$1.75

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Net income	$58,699	$55,682	$50,538

Other comprehensive income (loss):
Unrealized gains (losses) on investments in restricted marketable debt securities	(2,574)	1,644	(140)
Unrealized gains (losses) on investments in marketable equity securities	-	1,073	21,845
Reclassification adjustment for realized gains on sale of securities	(18)	(262)	(816)
Income tax (expense) benefit related to items of other comprehensive income (loss)	544	(1,019)	(8,185)
Other comprehensive income (loss), net of tax	(2,048)	1,436	12,704

Net loss attributable to noncontrolling interest	265	523	–

Comprehensive income attributable to National HealthCare Corporation	$56,916	$57,641	$63,242

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$43,247	$59,118
Restricted cash and cash equivalents	9,967	6,397
Marketable securities	140,223	139,085
Restricted marketable securities	18,676	21,012
Accounts receivable	97,274	86,767
Inventories	7,470	7,153
Prepaid expenses and other assets	3,863	2,864
Notes receivable, current portion	1,289	1,450
Federal income tax receivable	-	5,465
Total current assets	322,009	329,311

Property and Equipment:
Property and equipment, at cost	979,088	958,748
Accumulated depreciation and amortization	(444,438)	(409,429)
Net property and equipment	534,650	549,319

Other Assets:
Restricted cash and cash equivalents	1,706	1,906
Restricted marketable securities	153,917	145,383
Deposits and other assets	5,602	4,867
Goodwill	20,995	17,600
Notes receivable, less current portion	9,707	11,801
Investments in limited liability companies	32,362	36,339
Total other assets	224,289	217,896
Total assets	$1,080,948	$1,096,526

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Liabilities and Equity
Current Liabilities:
Trade accounts payable	$19,759	$15,978
Capital lease obligations, current portion	3,924	3,696
Accrued payroll	67,618	67,102
Amounts due to third party payors	16,108	17,389
Accrued risk reserves, current portion	28,643	27,409
Other current liabilities	14,249	16,194
Dividends payable	7,623	7,297
Total current liabilities	157,924	155,065

Long–term debt	55,000	100,000
Capital lease obligations, less current portion	19,128	23,052
Accrued risk reserves, less current portion	67,381	65,866
Refundable entrance fees	8,078	8,827
Obligation to provide future services	2,172	2,887
Deferred income taxes	18,550	18,376
Other noncurrent liabilities	15,204	15,795
Deferred revenue	3,054	3,226
Total liabilities	346,491	393,094

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,255,002 and 15,212,133 shares, respectively, issued and outstanding	153	152
Capital in excess of par value	219,435	215,659
Retained earnings	516,435	419,423
Accumulated other comprehensive income (loss)	(2,745)	67,504
Total National HealthCare Corporation stockholders’ equity	733,278	702,738
Noncontrolling interest	1,179	694
Total equity	734,457	703,432
Total liabilities and equity	$1,080,948	$1,096,526

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Cash Flows From Operating Activities:
Net income	$58,699	$55,682	$50,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,894	42,652	39,023
Equity in earnings of unconsolidated investments	(1,020)	(6,932)	(6,636)
Distributions from unconsolidated investments	5,241	7,829	8,059
Unrealized gains on marketable securities	(1,138)	-	-
Gains on sale of marketable securities	(18)	(262)	(816)
Gain on acquisition of equity method investment	(2,050)	-	-
Gain on sale of skilled nursing facility	(1,668)	-	-
Deferred income taxes	718	(4,714)	4,791
Stock–based compensation	1,778	1,678	509
Changes in operating assets and liabilities:
Accounts receivable	(9,398)	(4,236)	1,564
Federal income tax receivable	5,465	(800)	(1,462)
Inventories	(317)	355	60
Prepaid expenses and other assets	(1,743)	(796)	(477)
Trade accounts payable	3,467	(2,615)	(1,535)
Accrued payroll	516	1,190	574
Amounts due to third party payors	(1,281)	370	365
Accrued risk reserves	2,818	3,070	(4,541)
Other current liabilities	(2,050)	2,987	1,015
Obligation to provide future services	(715)	(349)	(204)
Other noncurrent liabilities	(591)	(507)	8
Deferred revenue	(172)	(136)	47
Net cash provided by operating activities	98,435	94,466	90,882
Cash Flows From Investing Activities:
Additions to property and equipment	(29,772)	(32,347)	(62,601)
Proceeds from the sale of skilled nursing facility	4,300	-	-
Investments in unconsolidated companies	(444)	(246)	(1,282)
Acquisition of equity method investment, net of cash acquired	(527)	-	-
Investments in notes receivable	-	(202)	(5,251)
Collections of notes receivable	1,553	4,282	1,636
Purchases of marketable securities	(13,311)	(31,244)	(48,620)
Sale of marketable securities	4,539	50,197	34,642
Net cash used in investing activities	(33,662)	(9,560)	(81,476)
Cash Flows From Financing Activities:
Principal payments under line of credit agreement	(45,000)	(20,000)	–
Principal payments under capital lease obligations	(3,696)	(3,481)	(3,278)
Dividends paid to common stockholders	(29,827)	(28,237)	(25,795)
Issuance of common shares	2,865	2,524	10,772
Repurchase of common shares	(867)	–	(8,195)
Equity attributable to noncontrolling interest	-	1,217	–
Tax expense from exercise of stock options	-	–	(1,096)
Entrance fee deposits (refunds)	(749)	(1,097)	59
Change in deposits	-	–	402
Net cash used in financing activities	(77,274)	(49,074)	(27,131)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(12,501)	35,832	(17,725)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	67,421	31,589	49,314
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$54,920	$67,421	$31,589

Balance Sheet Classifications:
Cash and cash equivalents	$43,247	$59,118	$26,335
Restricted cash and cash equivalents	11,673	8,303	5,254
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$54,920	$67,421	$31,589

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued, in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental Information:

Cash payments for interest	$4,899	$5,183	$4,528

Cash payments for income taxes	9,182	23,550	27,668

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Equity

(in thousands, except for share and per share amounts)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2016	15,000,616	$150	$209,469	$368,013	$53,364	$–	$630,996
Net income attributable to National HealthCare Corporation	–	–	–	50,538	–	–	50,538
Other comprehensive income	–	–	–	–	12,704	–	12,704
Stock–based compensation	–	–	509	–	–	–	509
Tax expense from exercise of stock options	–	–	(1,096)	–	–	–	(1,096)
Shares sold – options exercised	292,322	3	10,769	–	–	–	10,772
Repurchase of common shares	(130,000)	(1)	(8,194)	–	–	–	(8,195)
Dividends declared to common stockholders ($1.75 per share)	–	–	–	(26,617)	–	–	(26,617)
Balance at January 1, 2017	15,162,938	$152	$211,457	$391,934	$66,068	$–	$669,611
Net income attributable to National HealthCare Corporation	–	–	–	56,205	–	–	56,205
Net loss attributable to noncontrolling interest	–	–	–	–	–	(523)	(523)
Equity contributed by noncontrolling interest	–	–	–	–	–	1,217	1,217
Other comprehensive income	–	–			1,436	–	1,436
Stock–based compensation	–	–	1,678	–	–	–	1,678
Shares sold – options exercised	49,195	–	2,524	–	–	–	2,524
Dividends declared to common stockholders ($1.89 per share)	–	–	–	(28,716)	–	–	(28,716)
Balance at January 1, 2018	15,212,133	$152	$215,659	$419,423	$67,504	$694	$703,432
Reclassification due to new accounting standards	–	–	–	68,201	(68,201)	–	–
Net income attributable to National HealthCare Corporation	–	–	–	58,964	–	–	58,964
Net loss attributable to noncontrolling interest	–	–	–	–	–	(265)	(265)
Equity contributed by noncontrolling interest	–	–	–	–	–	750	750
Other comprehensive loss	–	–	–	–	(2,048)	–	(2,048)
Stock–based compensation	–	–	1,778	–	–	–	1,778
Shares sold – options exercised	57,375	1	2,865	–	–	–	2,866
Repurchase of common shares	(14,506)	–	(867)	–	–	–	(867)
Dividends declared to common stockholders ($1.98 per share)	–	–	–	(30,153)	–	–	(30,153)
Balance at December 31, 2018	15,255,002	$153	$219,435	$516,435	$(2,745)	$1,179	$734,457

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), include our wholly owned and controlled subsidiaries and affiliates. All significant intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to NHC and the noncontrolling interest in its consolidated statements of operations.

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

The Company recognizes revenue as its performance obligations are completed. Routine services are treated as a single performance obligation satisfied over time as services are rendered. These routine services represent a bundle of services that are not capable of being distinct. The performance obligations are satisfied over time as the patient simultaneously receives and consumes the benefits of the healthcare services provided. Additionally, there may be ancillary services which are not included in the daily rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time when those services are rendered.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors.  Contractual adjustments are based on contractual agreements and historical experience.  The Company considers the patient's ability and intent to pay the amount of consideration upon admission.  Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense was $1,524,000, $1,895,000, and $2,539,000 for years ended December 31, 2018, 2017, and 2016, respectively.  As of December 31, 2018 and 2017, the Company has recorded allowance for doubtful accounts of $4,610,000 and $5,041,000, respectively, as our best estimate of probable losses inherent in the accounts receivable balance.

Other Revenues

As discussed in Note 3, other revenues include revenues from the provision of insurance services, management and accounting services to other long–term care providers, and rental income. Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income over the policy period. We charge for management services based on a percentage of net revenues. We charge for accounting services based on a monthly fee or a fixed fee per bed of the long–term care center under contract. We record other revenues as the performance obligations are satisfied based on the terms of our contractual arrangements.

We recognize rental income based on the terms of our operating leases. Under certain of our leases, we receive contingent rent, which is based on the increase in revenues of a lessee over a base year. We recognize contingent rent annually or monthly, as applicable, when, based on the actual revenue of the lessee is earned.

Segment Reporting

In accordance with the provisions of Accounting Standards Codification “ASC” 280, Segment Reporting, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and one behavioral health hospital, and (2) homecare services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate officer. See Note 5 for further disclosure of the Company’s operating segments.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $28.7 million, $29.8 million, and $28.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Investments in Marketable Securities and Restricted Marketable Securities

On January 1, 2018, the Company adopted Accounting Standards Update No. 2016-01, which requires the change in fair value of many equity investments to be recognized in net income.  See Recently Adopted Accounting Guidance below for further discussion.  Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date subsequent to January 1, 2018. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. If any adjustment to fair value on our available for sale securities reflects a significant decline in the value of the security, we consider all available evidence to evaluate the extent to which the decline is "other than temporary". Credit losses are identified when we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in earnings, with the amount of loss relating to other factors recorded as a separate component of stockholders’ equity.

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

Goodwill

The Company accounts for goodwill under ASC Topic 350, Intangibles – Goodwill and Other. Under the provisions of this guidance, goodwill and intangible assets with indefinite useful lives are not amortized but are subject to impairment tests based on their estimated fair value. Unamortized goodwill is continually reviewed for impairment in accordance with ASC Topic 350. The Company performs its annual impairment assessment on the first day of the fourth quarter.

The following table represents activity in goodwill by segment as of and for the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
	Inpatient Services	Homecare	All Other	Total
January 1, 2016	$-	$17,600	$-	$17,600
Additions	-	-	-	-
December 31, 2016	-	17,600	-	17,600
Additions	-	-	-	-
December 31, 2017	-	17,600	-	17,600
Additions	3,395	-	-	3,395
December 31, 2018	$3,395	$17,600	$-	$20,995

See Note 4 - Non-operating income for further detail describing the goodwill addition in 2018.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as non-current liabilities in the Company's consolidated balance sheets. The balances of refundable entrance fees as of December 31, 2018 and December 31, 2017 were $8,078,000 and $8,827,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non–refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. At December 31, 2018 and 2017, we have recorded a future service obligation in the amounts of $2,172,000 and $2,887,000, respectively.

Other Noncurrent Liabilities

Other noncurrent liabilities include reserves primarily related to various uncertain income tax positions.

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National Health Corporation (“National”), as discussed in Note 18, and entrance fees that have been and are currently being received upon reservation and occupancy in the independent living centers we operate. The non–refundable portion (10%) of the entrance fee is included in deferred revenue and is being recognized over the remaining life expectancies of the residents.

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

Noncontrolling Interest

The noncontrolling interest in a subsidiary is presented within total equity in the Company’s consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income attributable to NHC in its consolidated statements of operations. The Company’s earnings per share is calculated based on net income attributable to NHC’s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

Comprehensive Income

ASC Topic 220, Comprehensive Income, requires that changes in the amounts of certain items, including unrealized gains and losses on restricted marketable debt securities, be shown in the consolidated financial statements as comprehensive income. We report comprehensive income in the consolidated statements of comprehensive income and also in the consolidated statements of stockholders’ equity.

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, marketable securities, restricted marketable securities and notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash and cash equivalents is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. We perform continual credit evaluations of our clients and maintain appropriate allowances for doubtful accounts on any accounts receivable proving uncollectible, and continually monitor and adjust these allowances as necessary. Marketable securities and restricted marketable securities are held primarily in accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities (recorded as notes receivable in the consolidated balance sheets) as discussed in Note 11.

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

On January 1, 2018, the Company adopted the provisions of ASU No. 2014-09, as amended, using the full retrospective method, which requires us to restate each prior reporting period presented. The most significant impact to NHC relates to the recording of revenue for patients that have individual copayment responsibilities and are eligible for both Medicare and Medicaid benefits (also known as dual eligible patients). As such with these patients, net patient revenues will only include the amounts expected to be collected from the patients in accordance with ASU No. 2014-09. Under the prior accounting guidance, we recorded the price stated in the contract as net patient revenue, and the amounts not collected from our patients were recorded as bad debts in other operating expenses. The adoption of ASU No. 2014-09 has no impact on the Company’s accounts receivable as it was historically recorded net of allowance for doubtful accounts and contractual adjustments. The following tables present the effect on the consolidated statements of operations for the years ended December 31, 2017 and 2016 for the accounting change that was retrospectively adopted on January 1, 2018:

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31, 2017
	As Previously Reported	Effect of Accounting Change	As Adjusted

Net patient revenues	$919,843	$(3,101)	$916,742
Net operating revenues	966,996	(3,101)	963,895
Other operating expenses	252,934	(3,101)	249,833
Total costs and expenses	912,886	(3,101)	909,785
Net income	55,682	–	55,682

	Year Ended December 31, 2016
	As Previously Reported	Effect of Accounting Change	As Adjusted

Net patient revenues	$880,724	$(3,058)	$877,666
Net operating revenues	926,638	(3,058)	923,580
Other operating expenses	233,833	(3,058)	230,775
Total costs and expenses	866,096	(3,058)	863,038
Net income	50,538	–	50,538

In January 2016, the FASB issued ASU No. 2016–01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825).” ASU No. 2016–01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016–01 requires the change in fair value of many equity investments to be recognized in net income. On January 1, 2018, the Company adopted the provisions of ASU No. 2016-01 using the modified retrospective method as required by the standard. The adoption of ASU No. 2016-01 resulted in a $68,073,000 reclassification of net unrealized gains from accumulated other comprehensive income (“AOCI”) to the opening balance of retained earnings. For the year ended December 31, 2018, the Company recognized a gain of $1,138,000 in our consolidated statement of operations related to the change in fair value of our marketable equity securities. The adoption of ASU No. 2016-01 increases the volatility of other income due to the market fluctuation of our marketable equity securities.

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

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. We anticipate this standard will have a material impact on our consolidated financial statements and will result in an increase in total assets and total liabilities.

The Company adopted the standard as of January 1, 2019, electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. The Company has elected the package of practical expedients permitted under the transition guidance within the new guidance, which among other things, permits the Company to not reassess under the new standard its prior conclusions about lease identification and lease classification. In addition, the new standard provides practical expedients for an entity’s ongoing accounting that the Company anticipates making, such as (1) the election for certain classes of underlying assets to not separate non-lease components from lease components and (2) the election for short-term lease recognition exemption for all leases that qualify.

While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of Topic 842 on the Company’s financial statements and disclosures. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019. The Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession, and adjust the Company’s assessment and implementation plans accordingly. Additionally, we are currently evaluating the impact this standard will have on our policies and procedures and internal control framework.

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

Note 2 – Net Patient Revenues

The Company disaggregates revenue from contracts with customers by service type and by payor.

Revenue by Service Type

The Company’s net patient services can generally be classified into the following two categories: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and a behavioral health hospital, and (2) homecare services.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Inpatient services	$872,912	$853,662	$814,010
Homecare services	59,862	63,080	63,656
Total net patient revenue	$932,774	$916,742	$877,666

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2018	2017	2016
Medicare	35%	35%	37%
Managed Care	12%	13%	12%
Medicaid	26%	26%	26%
Private Pay and Other	27%	26%	25%
Total	100%	100%	100%

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

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services. The assignment of patients to the various RUG categories is subject to post–payment review by Medicare intermediaries or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $16,108,000 and $17,389,000 as of December 31, 2018 and 2017, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Year Ended December 31,
(in thousands)	2018	2017	2016
Insurance services	$7,084	$8,003	$7,195
Management and accounting service fees	15,175	16,169	15,953
Rental income	22,262	21,957	21,835
Other	1,386	1,024	931
Gain on sale of skilled nursing facility	1,668	--	--
Total other revenues	$47,575	$47,153	$45,914

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 were $4,392,000, $5,300,000, and $4,508,000, respectively. Associated losses and expenses are reflected in the consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 were $2,692,000, $2,703,000, and $2,687,000, respectively. Associated losses and expenses including those for self–insurance are included in the consolidated statements of operations as "Other operating costs and expenses".

Management Fees from National

We have managed skilled nursing facilities for National since 1988, and we currently manage five facilities. See Note 18 regarding our relationship with National.

During 2018, 2017 and 2016, National paid and we recognized approximately $4,304,000, $4,194,000, and $3,777,000, respectively, of management fees and interest on management fees. Unrecognized and unpaid management fees and interest on management fees from National total $21,398,000 and $21,384,000 at December 31, 2018 and 2017, respectively.

The unpaid fees from these five facilities, because collection of substantially all of the contract consideration was not probable when the performance obligation was satisfied, will be recognized as revenues only in the period in which the amounts are received as we have no remaining obligation for those services provided. Under the terms of our management agreement with National, the payment of these fees to us may be subordinated to other expenditures of the five skilled nursing facilities. We continue to manage these facilities so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a facility may be small compared to the potential benefit. We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of centers or proceeds from the sale of the centers are sufficient to pay the fees. There can be no assurance that such future improved cash flows will occur.

Management Fees and Financial and Accounting Services for Other Healthcare Centers

During 2018 and 2017, we provided management services to seven healthcare facilities (in addition to the five National centers) operated by third party owners.  During 2016, we provided management services to six healthcare facilities (in addition to the five National centers) operated by third party owners. For the years ended December 31, 2018, 2017 and 2016, we recognized management fees of $2,532,000, $2,794,000 and $2,172,000 from these centers, respectively.

During 2018 and 2017, we provided accounting and financial services to 20 healthcare facilities. No management services are provided for entities in which we provide accounting and financial services.

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

Gain on sale of skilled nursing facility

In October 2018, the Company sold a skilled nursing facility located in Madisonville, Kentucky.  The total consideration paid to the Company was $4,300,000, which resulted in a gain of $1,669,000. The gain was recorded in "Other revenue" in the consolidated statement of operations.

Note 4 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on marketable securities, interest income, and a gain on the acquisition of additional ownership interest of a behavioral health hospital.

Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services. In 2018, Caris' equity in earnings were negatively impacted by $8,364,000 for the settlement of its Qui Tam legal matter (including legal fees), all of which were incurred during the first two quarters of the year. Please see Note 16 – Contingencies and Commitments for further detail describing the Caris’ legal investigation and settlement.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Equity in earnings of unconsolidated investments	$1,020	$6,932	$6,636
Dividends and net realized gains on sale of securities	7,417	7,335	7,547
Interest income	7,183	6,172	5,482
Gain on acquisition of equity method investment	2,050	-	-
Total non-operating income	$17,670	$20,439	$19,665

Gain on acquisition of equity method investment

In July 2018, the Company acquired a controlling financial interest of a 14-bed behavioral health hospital in Osage Beach, Missouri.  We previously held a noncontrolling ownership interest and accounted for the hospital as an equity method investment.  The operating results of the business have been included in the consolidated financial statements since the controlling interest acquisition date.

Upon acquiring a controlling financial interest in the investee, we valued the business and our previously held equity position based upon the hospital's fair value.  This remeasurement of our equity interest at fair value resulted in a gain of $2,050,000 during the third quarter of 2018.  The gain was recorded in "Non-operating income" in the consolidated statement of operations.  Additionally, the excess of the fair value over the amounts assigned to the assets and liabilities of the investee resulted in goodwill in the amount of $3,395,000.

Note 5 – Business Segments

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and our behavioral health hospital, and (2) homecare services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as CODM, to assess performance and allocate resources.

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$872,912	$59,862	$-	$932,774
Other revenues	2,494	-	45,081	47,575
Net operating revenues	875,406	59,862	45,081	980,349

Costs and Expenses:
Salaries, wages and benefits	513,647	33,339	35,735	582,721
Other operating	225,133	19,566	9,339	254,038
Facility rent	33,052	1,945	5,926	40,923
Depreciation and amortization	38,372	229	3,293	41,894
Interest	1,504	-	3,193	4,697
Total costs and expenses	811,708	55,079	57,486	924,273

Income (loss) before non-operating income	63,698	4,783	(12,405)	56,076
Non-operating income	-	-	17,670	17,670
Unrealized gains on marketable securities	-	-	1,138	1,138

Income before income taxes	$63,698	$4,783	$6,403	$74,884

	Year Ended December 31, 2017
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$853,662	$63,080	$-	$916,742
Other revenues	663	-	46,490	47,153
Net operating revenues	854,325	63,080	46,490	963,895

Costs and Expenses:
Salaries, wages and benefits	501,510	33,059	37,474	572,043
Other operating	221,414	20,855	7,564	249,833
Facility rent	32,744	1,980	5,643	40,367
Depreciation and amortization	38,246	177	4,229	42,652
Interest	1,719	-	3,171	4,890
Total costs and expenses	795,633	56,071	58,081	909,785

Income (loss) before non-operating income	58,692	7,009	(11,591)	54,110

Non-operating income	-	-	20,439	20,439

Income before income taxes	$58,692	$7,009	$8,848	$74,549

	Year Ended December 31, 2016
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$814,010	$63,656	$-	$877,666
Other revenues	651	-	45,263	45,914
Net operating revenues	814,661	63,656	45,263	923,580

Costs and Expenses:
Salaries, wages and benefits	480,058	32,597	35,352	548,007
Other operating	202,827	20,705	7,243	230,775
Facility rent	33,129	1,932	6,231	41,292
Depreciation and amortization	34,423	190	4,410	39,023
Interest	1,921	-	2,020	3,941
Total costs and expenses	752,358	55,424	55,256	863,038

Income (loss) before non-operating income	62,303	8,232	(9,993)	60,542

Non-operating income	-	-	19,665	19,665

Income before income taxes	$62,303	$8,232	$9,672	$80,207

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

Fixed assets recorded under the capital leases, which are included in property and equipment in the consolidated balance sheets, are as follows (in thousands):

	December 31,
	2018	2017
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(18,970)	(15,045)
	$20,062	$23,987

Operating Leases

At December 31, 2018, we lease from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator.

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

Base rent expense under both NHI lease agreements totals $34,200,000. Percentage rent under the leases is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent expense under both leases for 2018, 2017, and 2016 was approximately $3,713,000, $3,057,000, and $3,720,000, respectively.

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

Minimum Lease Payments

The approximate future minimum lease payments required under all leases that have remaining non–cancelable lease terms at December 31, 2018 are as follows (in thousands):

	Operating Leases	Capital Leases
2019	$34,200	$5,200
2020	34,200	5,200
2021	34,200	5,200
2022	34,200	5,200
2023	34,200	5,200
Thereafter	108,350	867
Total minimum lease payments	$279,350	$26,867
Less: amounts representing interest		(3,815)
Present value of minimum lease payments		23,052
Less: current portion		(3,924)
Long–term capital lease obligations		$19,128

Note 7 – Earning Per Share

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Basic:
Weighted average common shares outstanding	15,224,886	15,189,920	15,134,518
Net income attributable to common stockholders of National Healthcare Corporation	$58,964	$56,205	$50,538

Earnings per common share, basic	$3.87	$3.70	$3.34

Diluted:
Weighted average common shares outstanding	15,224,886	15,189,920	15,134,518
Dilutive effect of stock options	11,940	29,042	24,176
Dilutive effect of contingent issuable stock	--	–	48,303
Assumed average common shares outstanding	15,236,826	15,218,962	15,206,997

Net income attributable to common stockholders of National Healthcare Corporation	$58,964	$56,205	$50,538

Earnings per common share, diluted	$3.87	$3.69	$3.32

Note 8 – Investments in Marketable Securities

Our investments in marketable securities include marketable equity securities and marketable debt securities. Our marketable debt securities are classified as available for sale securities. Realized gains and losses from securities sales are determined on the specific identification of the securities. Marketable securities and restricted marketable securities consist of the following:

	December 31, 2018		December 31, 2017
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$140,223	$30,176	$139,085
Restricted investments available for sale:
Corporate debt securities	69,439	67,632	65,107	65,461
Asset–backed securities	62,772	62,068	54,030	53,544
U.S. Treasury securities	22,038	21,457	21,685	21,172
State and municipal securities	21,818	21,436	26,455	26,218
	$206,243	$312,816	$197,453	$305,480

Included in the marketable equity securities are the following (in thousands, except share amounts):

	December 31, 2018			December 31, 2017
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$123,179	1,630,642	$24,734	$122,918

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	December 31, 2018		December 31, 2017
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$11,448	$11,401	$18,492	$18,499
1 to 5 years	98,487	97,430	70,331	70,157
6 to 10 years	64,932	62,527	77,657	76,943
Over 10 years	1,200	1,235	797	796
	$176,067	$172,593	$167,277	$166,395

Gross unrealized gains related to marketable equity securities are $110,081,000 and $108,934,000 as of December 31, 2018 and 2017, respectively. Gross unrealized losses related to marketable equity securities are $34,000 and $24,000 as of December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, the Company recognized a net unrealized gain of $1,138,000 in the consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $335,000 and $823,000 as of December 31, 2018 and 2017, respectively. Gross unrealized losses related to available for sale marketable debt securities are $3,809,000 and $1,705,000 as of December 31, 2018 and 2017, respectively.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment for the years ended December 31, 2018 and 2017.

Proceeds from the sale of available for sale marketable debt securities during the years ended December 31, 2018, 2017, and 2016 were $4,539,000, $50,197,000, and $34,642,000, respectively. Net investment gains of $18,000, $262,000, and $816,000 were realized on these sales during the years ended December 31, 2018, 2017, and 2016, respectively. No sales were reported for the marketable equity securities for the years ended December 31, 2018, 2017, and 2016.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2018 or 2017.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. Our long–term debt approximates fair value due to variable interest rates. At December 31, 2018 and 2017, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2018 and December 31, 2017 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2018	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$43,247	$43,247	$–	$–
Restricted cash and cash equivalents	11,673	11,673	–	–
Marketable equity securities	140,223	140,223	–	–
Corporate debt securities	67,632	47,921	19,711	–
Asset–backed securities	62,068	–	62,068	–
U.S. Treasury securities	21,457	21,457	–	–
State and municipal securities	21,436	–	21,436	–
Total financial assets	$367,736	$264,521	$103,215	$–

	Fair Value Measurements Using
December 31, 2017	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$59,118	$59,118	$–	$–
Restricted cash and cash equivalents	8,303	8,303	–	–
Marketable equity securities	139,085	139,085	–	–
Corporate debt securities	65,461	43,073	22,388	–
Asset–backed securities	53,544	–	53,544	–
U.S. Treasury securities	21,172	21,172	–	–
State and municipal securities	26,218	–	26,218	–
Total financial assets	$372,901	$270,751	$102,150	$–

Note 10 – Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2018	2017
Land	$59,300	$59,778
Leasehold improvements	118,142	114,480
Buildings and improvements	611,516	603,289
Furniture and equipment	171,058	167,564
Construction in progress	19,072	13,637
Property and equipment, at cost	979,088	958,748
Less: Accumulated depreciation	(444,438)	(409,429)
Net property and equipment	$534,650	$549,319

The Company estimates the cost to complete construction in progress is approximately $774,000 at December 31, 2018.

Note 11 – Notes Receivable

At December 31, 2018 and 2017, we have notes receivable from healthcare facilities totaling $10,996,000 and $13,251,000, respectively, reflected in the accompanying consolidated balance sheets. The notes include a working capital loan and a first mortgage, both with 8% fixed interest rates and periodic payments required prior to maturity. The notes mature in the years 2020 and 2022.

Note 12 – Long–Term Debt

Long–term debt consists of the following (dollars in thousands):

	Interest Rate at		December 31,
	Dec. 31, 2018	Maturities	2018	2017
Credit Facility, interest payable monthly	Variable, 3.9%	2020	$55,000	$90,000

Unsecured term note payable to National, interest payable quarterly, principal payable at maturity	--	2028	–	10,000
			55,000	100,000
Less current portion			–	–
			$55,000	$100,000

$110,000,000 Credit Facility

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

During the second quarter of 2018, the Company lowered the available borrowing capacity of the credit facility from $175 million to $150 million. During the third quarter of 2018, the Company lowered the available borrowing capacity of the credit facility from $150 million to $110 million.

The Credit Agreement contains customary representations and financial covenants, including covenants that restrict, among other things, asset dispositions, mergers and acquisitions, dividends, restricted payments, debt, liens, investments and affiliate transactions. The Credit Agreement contains customary events of default.

The aggregate maturities of long–term debt for the five years subsequent to December 31, 2018 are as follows (in thousands):

Long–Term Debt
2019	$	−
2020		55,000
2021		--
2022		−
2023		−
Thereafter		--
Total		$55,000

Note 13 – Income Taxes

The provision for income taxes is comprised of the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current Tax Provision
Federal	$13,583	$23,038	$24,012
State	1,612	2,150	661
Total current tax provision	15,195	25,188	24,673
Deferred Tax Provision
Federal	610	(6,548)	4,208
State	380	227	788
Total deferred tax provision	990	(6,321)	4,996
Income Tax Provision	$16,185	$18,867	$29,669

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Allowance for doubtful accounts receivable	$48	$1,304
Accrued risk reserves	1,433	1,288
Accrued expenses	5,504	5,556
Financial reporting depreciation in excess of tax depreciation	6,340	5,301
Stock based compensation	959	607
Non-refundable entrance fees	103	121
Obligation to provide future services	580	747
Deferred revenue	3,480	2,753
State net operating loss carryforwards	5,762	4,732
Total gross deferred tax assets	24,209	22,409
Less: Valuation allowance	(5,762)	(4,732)
Deferred tax assets less valuation allowance	$18,447	$17,677

Deferred tax liabilities:
Unrealized gains on marketable securities	$(28,032)	$(28,278)
Deferred gain on sale of assets, net	(2,146)	(2,078)
Book basis in excess of tax basis of intangible assets	(1,748)	(1,337)
Book basis in excess of tax basis of securities	(1,889)	(1,585)
Long–term investments	(3,182)	(2,775)
Total deferred tax liabilities	$(36,997)	$(36,053)

Net deferred tax liability	$(18,550)	$(18,376)

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax provision at federal statutory rate	$15,726	$26,092	$28,072

Increase (decrease) in income taxes resulting from:
Tax expense from minority interest	71	204	-
State, net of federal benefit	3,213	2,647	1,783
Nondeductible expenses	478	230	156
Return to provision	(1,418)	-	-
Share based payments	(136)	(237)	-
Insurance expense	(128)	(103)	27
Revalue tax assets/liabilities due to federal tax reform	-	(8,488)	-
Other, net	15	(338)	283
Unrecognized tax benefits	586	613	716
Expiration of statute of limitations	(2,222)	(1,753)	(1,368)
Total increases (decreases)	459	(7,225)	1,597
Effective income tax expense	$16,185	$18,867	$29,669

The exercise of non–qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price. During 2018, 2017 and 2016, $136,000, $237,000, and $(1,096,000), respectively, attributable to the tax (expense) benefit of stock options exercised and restricted stock vested, was recorded. Beginning in 2017, such tax benefits are recorded in the income statement. In 2016, and prior years, such tax benefits were recorded to capital in excess of par value.

Our deferred tax assets have been evaluated for realization based on historical taxable income, tax planning strategies, the expected timing of reversals of existing temporary differences and future taxable income anticipated. Our deferred tax assets, with the exception of certain state tax net operating losses, are more likely than not to be realized in full due to the existence of sufficient taxable income of the appropriate character under the tax law. As such, the only valuation allowance relates to state tax net operating losses.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. As of December 31, 2017, we made a reasonable estimate that the revaluation of our net deferred tax liability using the new federal corporate tax rates resulted in a provisional net tax benefit of $8,488,000, which reduced our net deferred tax liability balance. After analyzing existing statute and additional guidance on the 2017 Tax Act, we have not made any adjustments to the provisional adjustment made as of December 31, 2017.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2016	$7,818	$13,162	$3,132	$16,294
Additions based on tax positions related to the current year	1,249	1,249	-	1,249
Additions for tax positions of prior years	481	718	934	1,652
Reductions for statute of limitation expirations	(1,525)	(2,164)	(729)	(2,893)
Balance, December 31, 2016	8,023	12,965	3,337	16,302
Additions based on tax positions related to the current year	1,219	1,219	-	1,219
Additions for tax positions of prior years	342	844	865	1,709
Reductions for statute of limitation expirations	(1,682)	(2,508)	(927)	(3,435)
Revaluation due to federal tax reform	(2,854)	-	-	-
Balance, December 31, 2017	5,048	12,520	3,275	15,795
Additions based on tax positions related to the current year	811	811	-	811
Additions for tax positions of prior years	209	388	937	1,325
Reductions for statute of limitation expirations	(505)	(1,786)	(941)	(2,727)
Balance, December 31, 2018	$5,563	$11,933	$3,271	$15,204

During the year ended December 31, 2018, we have recognized a $1,786,000 decrease in unrecognized tax benefits and an accompanying $941,000 decrease of related interest and penalties due to the effect of statute of limitations lapse. The favorable impact on our tax provision was $2,222,000. During the years ended December 31, 2017 and 2016, the favorable impact on our tax provision due to the effect of statute of limitations lapsing was $1,753,000 and $1,368,000, respectively.

Unrecognized tax benefits of $6,911,000, net of federal benefit at December 31, 2018, attributable to permanent differences, would favorably impact our effective tax rate if recognized. We do not expect significant increases or decreases in unrecognized tax benefits within the twelve months beginning December 31, 2018, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,460,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense. Interest and penalties expense (benefit) was $(4,000), $(62,000), and $205,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2015 (with few state exceptions).

Note 14 – Stock Repurchase Program

In August 2018, the Board of Directors authorized a common stock purchase program. The program will allow for repurchases of up to $25 million of its common stock. The stock repurchase plan began on September 1, 2018 and will expire on August 31, 2019. No repurchases have been made under this plan.

During the first quarter of 2018 and under a previous plan which expired on August 31, 2018, the Company repurchased 14,506 shares of its common stock for a total cost of $867,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

On August 5, 2016 and under a previous plan which expired on August 31, 2017, the Company repurchased 130,000 shares of its common stock for a total cost of $8,195,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

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

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan ("the Equity Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants. In May 2015, our stockholders approved to amend the Equity Plan to increase the number of shares of our common stock authorized from the original 1,200,000 shares to 2,575,000 shares. At December 31, 2018, 601,244 shares were available for future grants under the Equity Plan.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions. The plan allows employees to terminate participation at any time.

Compensation expense is recognized only for the awards that ultimately vest. The Company accounts for forfeitures when they occur. Stock–based compensation totaled $1,778,000, $1,678,000, and $509,000, for the years ended December 31, 2018, 2017, and 2016, respectively. Stock–based compensation is included in salaries, wages and benefits in the consolidated statements of operations. Tax deductions for the options exercised totaled $1,047,000, $933,000, and $5,680,000 for the years ended December 31, 2018, 2017, and 2016, respectively. The total intrinsic value of shares exercised was $1,047,000, $933,000, and $7,431,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, the Company had $4,961,000 of unrecognized compensation cost related to unvested stock-based compensation awards. This unrecognized compensation cost will be amortized over an approximate three-year period.

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

	Year Ended December 31,
	2018	2017	2016
Risk–free interest rate	2.46%	2.08%	0.89%
Expected volatility	16.1%	16.6%	15.8%
Expected life, in years	3.0	4.8	2.2
Expected dividend yield	3.29%	3.10%	3.09%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	621,390	$48.15	$	−
Options granted	56,291	62.54		−
Options exercised	(499,066)	47.16		−
Options cancelled	(656)	46.69		−
Options outstanding at December 31, 2016	177,959	55.48		−
Options granted	1,125,443	72.96		−
Options exercised	(48,995)	51.25		−
Options cancelled	(15,000)	72.94		−
Options outstanding at December 31, 2017	1,239,407	71.19		--
Options granted	110,265	61.39		--
Options exercised	(68,291)	54.31		--
Options cancelled	(118,000)	72.11		--
Options outstanding at December 31, 2018	1,163,381	$71.16		$8,483,000

Options exercisable at December 31, 2018	185,881	$64.41		$2,609,000

Options Outstanding December 31, 2018	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
175,106	$52.93	–	$62.78	$61.10	2.8
988,275		$72.94		72.94	3.2
1,163,381				$71.16	3.1

Note 16 – Contingencies and Guarantees

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $96,024,000 and $93,275,000 at December 31, 2018 and 2017, respectively. The liability is included in accrued risk reserves in the consolidated balance sheets. The amounts are subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

General and Professional Liability Insurance and Lawsuits

The senior care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by skilled nursing facilities and their employees in providing care to residents. As of December 31, 2018, we and/or our managed facilities are currently defendants in 59 claims.

Insurance coverage for all years includes primary policies and excess policies. The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis. For 2018, the excess coverage is $9.0 million per occurrence. Additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

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

Debt Guarantees

At December 31, 2018, no agreement to guarantee the debt of other parties exists.

Note 17 – Equity Method Investment in Caris HealthCare, L.P.

As of December 31, 2018, we have a 75.1% non–controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings. The carrying value of our investment is $30,625,000 and $34,951,000 at December 31, 2018 and 2017, respectively. The carrying amounts are included in investments in limited liability companies in the consolidated balance sheets. The difference between the carrying value of our investment and our capital account balance in Caris is due to the additional limited partner ownership interest the Company acquired from current and former partners. Summarized financial information of Caris for the years ended December 31, 2018, 2017, and 2016 is provided below (in thousands).

	December 31,
	2018	2017	2016
Current assets	$17,539	$24,582	$23,174
Noncurrent assets	10,266	10,490	10,673
Liabilities	8,657	10,113	9,118
Partners’ capital	19,148	24,959	24,729
Revenue	56,410	53,586	53,211
Expenses	55,507	46,436	44,091
Net income	903	7,150	9,120

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

Note 18 – Relationship with National Health Corporation

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

Financing Activities

During 1991, we borrowed $10,000,000 from National. The term note payable required quarterly interest payments at the prime rate minus 0.85 percent. The entire principal was repaid during the third quarter of 2018.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At December 31, 2018, National did not have an outstanding balance on the line of credit.

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

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation in the ESOP. National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. The administrative fee paid to National for the years ended December 31, 2018, 2017, and 2016 was $5,064,000, $5,134,000, and $4,701,000, respectively. At December 31, 2018 and 2017, the Company has recorded $3,081,000 and $2,521,000, respectively, in accounts receivable and $80,000 and $86,000, respectively, in accounts payable in the consolidated balance sheets as a result of the timing differences between interim payments for payroll and employee benefits services costs.

National’s Ownership of Our Stock

At December 31, 2018, National owns 1,084,763 shares (or approximately 7.1%) of our outstanding common stock.

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

Note 19 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At December 31, 2018, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

In December 2010, we signed an operating agreement to lease Springfield Rehabilitation and Health Care Center, a 120–bed skilled nursing facility located in Springfield, Missouri. The terms of the lease include a ten-year lease and include five additional, five-year lease options as well as a purchase option. The operating lease agreement was established on the same date third party owners purchased the real estate of the 120–bed skilled nursing facility. The third-party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note. The risks and rewards associated with the operations of the facility and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC. A mortgage note receivable from the third-party owners of $11,047,000 and $8,408,000 at December 31, 2018 and 2017, respectively, is eliminated in our consolidated financial statements. Land and buildings and improvements of $11,047,000 and $8,408,000 at December 31, 2018 and 2017, respectively, have been recorded in our consolidated financial statements, as well as the operations of the facility because we are the primary beneficiary in the relationship.

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

Note 21 – Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net operating revenues	$242,961	$242,142	$246,326	$248,920
Income from operations	15,883	12,165	10,834	17,194
Non–operating income	(3,065)	5,654	8,467	6,614
Unrealized (loss) gains on marketable equity securities	(15,517)	12,448	3,486	721
Net (loss) income attributable to NHC	(2,791)	22,461	21,142	18,152
Basic earnings per share	(0.18)	1.48	1.39	1.19
Diluted earnings per share	(0.18)	1.47	1.39	1.19

2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net operating revenues	$238,538	$238,695	$241,196	$246,311
Income from operations	15,864	12,138	9,785	16,323
Non–operating income	4,768	5,189	6,090	4,392
Net income attributable to NHC	12,728	10,655	11,352	21,470
Basic earnings per share	.84	.70	.75	1.41
Diluted earnings per share	.84	.70	.75	1.41

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2018, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10–K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10–K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). We have concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of National HealthCare Corporation

Opinion on Internal Control over Financial Reporting

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National HealthCare Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of National HealthCare Corporation as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 20, 2019

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2019 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in our definitive 2019 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our definitive 2019 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2019 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our definitive 2019 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference (which will be filed within 120 days of the end of the fiscal year to which this report relates).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)	(1)	Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)	Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance– Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts		Deductions	Balance– End of Period
For the year ended December 31, 2016
Accrued risk reserves	$98,508	$63,596	$	−	$70,942	$91,162

For the year ended December 31, 2017
Accrued risk reserves	$91,162	$71,229	$	−	$69,116	$93,275

For the year ended December 31, 2018
Accrued risk reserves	$93,275	$75,052	$	−	$72,303	$96,024

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)     Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S–4 (File No. 333–37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Specifically incorporated by reference to Exhibit 3.5 attached to Form 10-Q filed on August 3, 2017

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8–K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8–A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Specifically incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10–Q filed on May 8, 2013.

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit 4.1 attached to Form 10-Q filed on August 3, 2017

4.4	Notice of Redemption of Series A Convertible Preferred Stock dated October 2, 2015	Incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8–K filed on October 2, 2015

10.1	Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.2	Form of Service Agreement by and between National Health Corporation and National HealthCare Corporation	Incorporated by reference to Exhibit 10.5.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.5	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10–K filed March 16, 2006

10.6	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10–K filed March 16, 2006

10.7	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10–K filed March 16, 2006

10.8	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10–K filed March 16, 2006

10.9	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10–K filed March 16, 2006

*10.10	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

*10.11	First Amendment dated February 14, 2011 to the National HealthCare Corporation 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.16 from 2015 Form 10-K filed February 19, 2016.

*10.12	Amendment dated March 10, 2015 to National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2015 Proxy Statement filed April 1, 2015.

*10.13	2017 NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Appendix B to 2017 Proxy Statement filed April 4, 2017.

10.14	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.15	Agreement to Lease between NHI–REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co–Tenants	Incorporated by reference to Exhibit 10.4 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.16	Amended and Restated Amendment No. 6 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.17	Amendment No. 7 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.18	Credit Agreement dated as of October 7, 2015 among National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's quarterly report on Form 10–Q filed on November 5, 2015

10.19	Pledge and Security Agreement dated as of October 7, 2015 between National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's quarterly report on Form 10–Q filed on November 5, 2015

10.20	Note dated October 7, 2015 between National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's quarterly report on Form 10–Q filed on November 5, 2015

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

NATIONAL HEALTHCARE CORPORATION

Date: February 20, 2019	BY: /s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2019	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 20, 2019	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Financial Officer)
(Principal Accounting Officer)

Date: February 20, 2019	/s/ Robert G. Adams
Robert G. Adams
Chairman of the Board

Date: February 20, 2019	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 20, 2019	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 20, 2019	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: February 20, 2019	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 20, 2019
Richard F. LaRoche, Jr.
Director

Date: February 20, 2019	/s/ Lawrence C. Tucker
Lawrence C. Tucker
Director