Form 10-Q
period 2019-03-31
NATIONAL HEALTHCARE CORP
filed 2019-05-09
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [x]

15,306,290 shares of common stock of the registrant were outstanding as of May 1, 2019.

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	NHC	NYSE American

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2019	2018
Revenues:
Net patient revenues	$236,111	$231,692
Other revenues	12,174	11,269
Net operating revenues	248,285	242,961

Cost and expenses:
Salaries, wages and benefits	141,388	140,095
Other operating	69,432	65,172
Facility rent	10,238	10,229
Depreciation and amortization	10,517	10,342
Interest	926	1,240
Total costs and expenses	232,501	227,078

Income from operations	15,784	15,883

Other income (expense):
Non–operating income (expense)	6,001	(3,065)
Unrealized gains (losses) on marketable equity securities	6,838	(15,517)

Income (loss) before income taxes	28,623	(2,699)
Income tax provision	(7,392)	(200)
Net income (loss)	21,231	(2,899)
Net loss attributable to noncontrolling interest	38	108

Net income (loss) attributable to National HealthCare Corporation	$21,269	$(2,791)

Earnings (loss) per share attributable to National HealthCare Corporation stockholders:
Basic	$1.39	$(0.18)
Diluted	$1.39	$(0.18)

Weighted average common shares outstanding:
Basic	15,256,189	15,216,635
Diluted	15,324,125	15,216,635

Dividends declared per common share	$0.50	$0.48

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended March 31
	2019	2018

Net income (loss)	$21,231	$(2,899)

Other comprehensive income (loss):
Unrealized gains (losses) on investments in restricted marketable debt securities	3,225	(2,798)
Reclassification adjustment for realized gains on sale of securities	-	(11)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(677)	590
Other comprehensive gain (loss), net of tax	2,548	(2,219)

Net loss attributable to noncontrolling interest	38	108

Comprehensive income (loss) attributable to National HealthCare Corporation	$23,817	$(5,010)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2019	December 31, 2018
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$38,194	$43,247
Restricted cash and cash equivalents, current portion	14,785	9,967
Marketable equity securities	147,061	140,223
Restricted marketable debt securities, current portion	13,486	18,676
Accounts receivable	100,619	97,274
Inventories	6,953	7,470
Prepaid expenses and other assets	4,598	3,863
Notes receivable, current portion	1,417	1,289
Total current assets	327,113	322,009

Property and Equipment:
Property and equipment, at cost	987,763	979,088
Accumulated depreciation and amortization	(454,959)	(444,438)
Net property and equipment	532,804	534,650

Other Assets:
Restricted cash and cash equivalents, less current portion	1,720	1,706
Restricted marketable securities, less current portion	159,321	153,917
Deposits and other assets	5,895	5,602
Operating lease right-of-use assets	220,134	-
Goodwill	20,995	20,995
Notes receivable, less current portion	9,538	9,707
Investments in unconsolidated companies	34,777	32,362
Total other assets	452,380	224,289
Total assets	$1,312,297	$1,080,948

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$19,318	$19,759
Finance lease obligations, current portion	6,780	3,924
Operating lease liabilities, current portion	23,353	--
Accrued payroll	45,888	67,618
Amounts due to third party payors	16,293	16,108
Accrued risk reserves, current portion	28,271	28,643
Other current liabilities	22,407	14,249
Dividends payable	7,652	7,623
Total current liabilities	169,962	157,924

Long–term debt	55,000	55,000
Finance lease obligations, less current portion	18,110	19,128
Operating lease liabilities, less current portion	196,781	--
Accrued risk reserves, less current portion	70,271	67,381
Refundable entrance fees	8,078	8,078
Obligation to provide future services	2,172	2,172
Deferred income taxes	20,830	18,550
Other noncurrent liabilities	15,306	15,204
Deferred revenue	5,072	3,054
Total liabilities	561,582	346,491

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,303,990 and 15,255,002 shares, respectively, issued and outstanding	153	153
Capital in excess of par value	219,566	219,435
Retained earnings	530,052	516,435
Accumulated other comprehensive loss	(197)	(2,745)
Total National HealthCare Corporation stockholders’ equity	749,574	733,278
Noncontrolling interest	1,141	1,179
Total equity	750,715	734,457
Total liabilities and equity	$1,312,297	$1,080,948

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$21,231	$(2,899)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,517	10,342
Equity in (earnings) losses of unconsolidated investments	(2,321)	6,586
Distributions from unconsolidated investments	31	2,254
Unrealized (gains) losses on marketable equity securities	(6,838)	15,517
Gains on sale of restricted marketable debt securities	-	(11)
Deferred income taxes	1,603	(5,206)
Stock–based compensation	424	428
Changes in operating assets and liabilities:
Accounts receivable	(3,345)	1,761
Income tax receivable	-	3,938
Inventories	517	(113)
Prepaid expenses and other assets	(1,008)	(631)
Trade accounts payable	(441)	737
Accrued payroll	(21,730)	(22,619)
Amounts due to third party payors	185	(234)
Accrued risk reserves	2,498	2,971
Other current liabilities	8,158	(1,882)
Other noncurrent liabilities	102	337
Deferred revenue	2,018	2,030
Net cash provided by operating activities	11,601	13,306
Cash Flows From Investing Activities:
Additions to property and equipment	(5,874)	(7,100)
Investments in notes receivable	(312)	-
Investments in unconsolidated companies	(125)	-
Collections of notes receivable	353	431
Purchase of restricted marketable debt securities	(3,565)	(2,694)
Sale of restricted marketable debt securities	6,576	3,535
Net cash used in investing activities	(2,947)	(5,828)
Cash Flows From Financing Activities:
Principal payments under finance lease obligations	(959)	(903)
Dividends paid to common stockholders	(7,623)	(7,297)
Issuance of common shares	579	1,067
Repurchase of common shares	(872)	(867)
Entrance fee refunds	-	(159)
Net cash used in financing activities	(8,875)	(8,159)
Net Decrease in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(221)	(681)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	54,920	67,421
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$54,699	$66,740

Balance Sheet Classifications:
Cash and cash equivalents	$38,194	$54,962
Restricted cash and cash equivalents	16,505	11,778
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$54,699	$66,740

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained Earnings	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income	Interest	Equity
Balance at January 1, 2018	15,212,133	$152	$215,659	$419,423	$67,504	$694	$703,432
Reclassification due to new accounting standards	–	–	–	68,201	(68,201)	–	–
Net loss attributable to National HealthCare Corporation	–	–	–	(2,791)	–	–	(2,791)
Net loss attributable to noncontrolling interest	–	–	–	–	–	(108)	(108)
Other comprehensive loss	–	–	–	–	(2,219)	–	(2,219)
Stock–based compensation	–	–	428	–	–	–	428
Shares sold – options exercised	21,906	–	1,067	–	–	–	1,067
Repurchase of common shares	(14,506)	–	(867)	–	–	–	(867)
Dividends declared to common stockholders ($0.48 per share)	–	–	–	(7,305)	–	–	(7,305)
Balance at March 31, 2018	15,219,533	$152	$216,287	$477,528	$(2,916)	$586	691,637

Balance at January 1, 2019	15,255,002	$153	$219,435	$516,435	$(2,745)	$1,179	$734,457
Net income attributable to National HealthCare Corporation	–	–	–	21,269	–	–	21,269
Net loss attributable to noncontrolling interest	–	–	–	–	–	(38)	(38)
Other comprehensive income	–	–	–	–	2,548	–	2,548
Stock–based compensation	–	–	424	–	–	–	424
Shares sold – options exercised	59,384	–	579	–	–	–	579
Repurchase of common shares	(10,396)	–	(872)	–	–	–	(872)
Dividends declared to common stockholders ($0.50 per share)	–	–	–	(7,652)	–	–	(7,652)
Balance at March 31, 2019	15,303,990	$153	$219,566	$530,052	$(197)	$1,141	750,715

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of March 31, 2019, we operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,510 licensed beds, 25 assisted living facilities, five independent living facilities, one behavioral health hospital, and 35 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a noncontrolling ownership interest in a hospice care business that services NHC owned skilled nursing facilities and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles (“GAAP”), with limited need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited December 31, 2018 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by GAAP. Our audited December 31, 2018 consolidated financial statements are available at our web site: www.nhccare.com.

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

We assume that users of these interim financial statements have read or have access to the audited December 31, 2018 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could cause our reported net income to vary significantly from period to period.

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied either retrospectively to each prior reporting period presented in the financial statements or retrospectively at the beginning of the period of adoption.

The Company adopted the standard as of January 1, 2019, electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. We did not have a cumulative adjustment to retained earnings. The interim condensed consolidated financial statements for the period ending March 31, 2019, are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy.

On June 20, 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting.” ASU No. 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees is aligned with the requirements for share-based payments granted to employees. On January 1, 2019, the Company early adopted the provisions of ASU No. 2018-07 and this standard did not have an impact on our consolidated financial statements.

On August 28, 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 changes the fair value measurement disclosure requirements of Accounting Standards Codification (“ASC”) 820. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but they will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. On January 1, 2019, the Company early adopted the provisions of ASU No. 2018-13 and this standard did not have a material impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact this standard will have on our policies and procedures and internal control framework.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors. Contractual adjustments are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $1,047,000 and $959,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, and December 31, 2018, the Company has recorded allowance for doubtful accounts of $5,169,000 and $4,610,000, respectively, as our best estimate of probable losses inherent in the accounts receivable balance.

Other Revenues

Other revenues include revenues from the provision of insurance services, management and accounting services to other long–term care providers, and rental income. Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income over the policy period. We charge for management services based on a percentage of net revenues. We charge for accounting services based on a monthly fee or a fixed fee per bed of the healthcare center under contract. We record other revenues as the performance obligations are satisfied based on the terms of our contractual arrangements.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $5,144,000 and $6,678,000 for the three months ended March 31, 2019 and 2018, respectively.

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

Finance leases are recorded at cost. Finance leases are amortized in accordance with the provision codified within ASC 842, Leases. Amortization of finance lease assets is included in depreciation and amortization expense.

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

Professional liability remains an area of particular concern to us. The long-term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents. As of March 31, 2019, we and/or our managed centers are defendants in 63 such claims. It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarily determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as non-current liabilities in our consolidated balance sheets. As of March 31, 2019, and December 31, 2018, we have recorded a refundable entrance fee in the amount of $8,078,000.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. As of March 31, 2019, and December 31, 2018, we have recorded a future service obligation in the amount of $2,172,000.

Other Noncurrent Liabilities

Other noncurrent liabilities include reserves primarily related to various uncertain income tax positions.

Deferred Revenue

Deferred revenue includes the deferred gain on the sale of assets to National Health Corporation (“National”), the non-refundable portion (10%) of CCRC entrance fees being amortized over the remaining life expectancies of the residents, and premiums received within our workers’ compensation and professional liability companies in which the performance obligations have not been satisfied.

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

Note 3 – Net Patient Revenues

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

	Three Months Ended March 31
	2019	2018
Net patient revenues:
Inpatient services	$221,635	$216,351
Homecare	14,476	15,341
Total net patient revenue	$236,111	$231,692

For inpatient services, revenue is recognized on a daily basis as each day represents a separate contract and performance obligation. For homecare, revenue is recognized when services are provided based on the number of days of service rendered in the episode or on a per-visit basis. Typically, patients and third-party payors are billed monthly after services are performed or the patient is discharged, and payments are due based on contract terms.

As our performance obligations relate to contracts with a duration of one year or less, the Company is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The Company has minimal unsatisfied performance obligations at the end of the reporting period as our patients are typically under no obligation to remain admitted in our facilities or under our care.  As the period between the time of service and time of payment is typically one year or less, the Company did not adjust for the effects of a significant financing component.

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended March 31
Source	2019	2018
Medicare	36%	36%
Managed Care	12%	13%
Medicaid	26%	25%
Private Pay and Other	26%	26%
Total	100%	100%

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

Private pay, managed care, and other payment sources include commercial insurance, individual patient funds, managed care plans and the Veterans Administration. Private paying patients, private insurance carriers and the Veterans Administration generally pay based on the healthcare center's charges or specifically negotiated contracts. For private pay patients in skilled nursing, assisted living and independent living facilities, the Company bills for room and board charges, with the remittance being due on receipt of the statement and generally by the 10th day of the month the services are performed.

Certain managed care payors for homecare services pay on a per-visit basis. This non-episodic based revenue is recorded on an accrual basis based upon the date of services at amounts equal to its established or estimated per-visit rates.

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services. The assignment of patients to the various RUG categories is subject to post–payment review by Medicare intermediaries or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $16,293,000 and $16,108,000 as of March 31, 2019 and December 31, 2018, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended March 31
(in thousands)	2019	2018
Insurance services	$1,524	$1,692
Management and accounting services fees	4,751	3,708
Rental income	5,608	5,532
Other	291	337
Total other revenues	$12,174	$11,269

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 were $847,000 and $1,019,000, respectively. Associated losses and expenses are reflected in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 were $677,000 and $673,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Management Fees from National

We manage five skilled nursing facilities owned by National. For the three months ended March 31, 2019 and 2018, we recognized management fees and interest on management fees of $1,854,000 and $1,014,000 from these centers, respectively.

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 7 – Long Term Leases.

The following table sets forth the undiscounted cash flows for future minimum lease payments receivable for leases in effect at March 31, 2019 (in thousands):

2020	$21,891
2021	22,192
2022	22,927
2023	22,868
2024	22,730
Thereafter	40,614
Total future minimum lease payments	$153,222

Note 5 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income.

Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services. For the three months ended March 31, 2018, Caris’ equity in earnings were negatively impacted by $8,228,000 for the settlement of a Qui Tam legal matter and legal fees related to the settlement.

	Three Months Ended March 31
(in thousands)	2019	2018
Equity in earnings of unconsolidated investments	$2,321	$(6,586)
Dividends and net realized gains and losses on sales of securities	1,931	1,803
Interest income	1,749	1,718
Total non-operating income	$6,001	$(3,065)

Note 6 – Business Segments

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and our behavioral health hospital; and (2) homecare services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as chief operating decision maker (“CODM”), to assess performance and allocate resources.

The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. For additional information on these reportable segments see Note 2 – Summary of Significant Accounting Policies.

The Company’s CODM evaluates performance and allocates capital resources to each segment based on an operating model that is designed to improve the quality of patient care and profitability of the Company while enhancing long-term shareholder value. The CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$221,635	$14,476	$-	$236,111
Other revenues	231	-	11,943	12,174
Net operating revenues	221,866	14,476	11,943	248,285

Costs and expenses:
Salaries, wages and benefits	126,101	8,026	7,261	141,388
Other operating	62,629	4,252	2,551	69,432
Rent	8,291	462	1,485	10,238
Depreciation and amortization	9,653	61	803	10,517
Interest	348	-	578	926
Total costs and expenses	207,022	12,801	12,678	232,501

Income (loss) from operations	14,844	1,675	(735)	15,784

Non-operating income	-	-	6,001	6,001
Unrealized gains on marketable equity securities	-	-	6,838	6,838

Income before income taxes	$14,844	$1,675	$12,104	$28,623

	Three Months Ended March 31, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$216,351	$15,341	$-	$231,692
Other revenues	271	-	10,998	11,269
Net operating revenues	216,622	15,341	10,998	242,961

Costs and expenses:
Salaries, wages and benefits	123,380	8,030	8,685	140,095
Other operating	57,835	5,279	2,058	65,172
Rent	8,258	487	1,484	10,229
Depreciation and amortization	9,461	38	843	10,342
Interest	396	-	844	1,240
Total costs and expenses	199,330	13,834	13,914	227,078

Income (loss) from operations	17,292	1,507	(2,916)	15,883
Non-operating loss	-	-	(3,065)	(3,065)
Unrealized losses on marketable equity securities	-	-	(15,517)	(15,517)

Income (loss) before income taxes	$17,292	$1,507	$(21,498)	$(2,699)

Note 7 – Long-Term Leases

The Company’s lease portfolio primarily consists of finance and operating real estate leases for certain skilled nursing facilities, assisted and independent living facilities, homecare offices, and pharmacy warehouses. The original terms of the leases typically range from two to fifteen years. Several of the real estate leases include renewal options which vary in length and may not include specific rent renewal amounts. We determine if an arrangement is a lease at inception of a contract. We determine the lease term by assuming exercise of renewal options that are reasonably certain.

On January 1, 2019, the Company recorded right-of-use assets and liabilities on the condensed consolidated balance sheets for non-cancelable real estate operating leases with original or remaining lease terms in excess of one year. Leases with a lease term of 12 months or less at inception are not recorded on our condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term in our condensed consolidated statement of operations. Finance leases remain on the condensed consolidated balance sheets as required by previous accounting guidance.

Operating lease right-of-use assets and liabilities are recorded at the present value of the lease payments over the lease term. The present value of the lease payments are discounted using the incremental borrowing rate associated with each lease. As most of our leases do not provide implicit rates, we have used incremental borrowing rates that were calculated based on information available at the later of the lease commencement date or the adoption date, January 1, 2019. The variable components of the lease payment that fluctuate with the operations of a health facility are not included in determining the right-of-use assets and lease liabilities. Rather, these variable components are expensed as incurred.

Accounting Policy Elections

The Company has elected the package of practical expedients offered in the transition guidance which allows management not to reassess lease identification, lease classification, and initial direct costs. The Company has elected the accounting policy practical expedient to exclude recording short-term leases, for all asset classes, as right-of-use assets and lease liabilities on the condensed consolidated balance sheets. Finally, the Company has elected the accounting policy practical expedient to recognize lease components and non-lease components together and not as separate parts of a lease for real estate leases.

Operating Leases with NHI

At March 31, 2019, we leased from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator.

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

Base rent expense under both NHI lease agreements totals $34,200,000. Percentage rent under the leases is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent expense under both leases for the periods ending March 31, 2019 and 2018 was $965,000 and $928,000, respectively.

We have a right of first refusal with NHI to purchase any of the properties should NHI receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

Finance Leases

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

Lease Classification

At March 31, 2019, the Company recorded the following on the condensed consolidated balance sheets (in thousands):

Right-of-Use Assets	Balance Sheet Classification	March 31, 2019
Finance lease assets	Net property and equipment	$21,881
Operating lease right-of-use assets	Operating lease right-of-use assets	220,134
Total		$242,015

Lease Liabilities	Balance Sheet Classification	March 31, 2019
Current:
Finance lease liabilities	Finance lease obligations, current portion	$6,780
Operating lease liabilities	Operating lease liabilities, current portion	23,353
Noncurrent:
Finance lease liabilities	Finance lease obligations, less current portion	18,110
Operating lease liabilities	Operating lease liabilities, less current portion	196,781
Total		$245,024

Weighted-average remaining lease terms and discount rates at March 31, 2019 were as follows:

Weighted-average remaining lease terms (in years)
Finance	4.9
Operating	7.9

Weighted-average discount rate
Finance	6.0%
Operating	6.0%

Lease Costs

For the three months ended March 31, 2019, the lease costs recorded in the condensed consolidated statement of operations are as follows (in thousands):

Finance lease costs:
Depreciation of leased assets	$981
Interest of lease liabilities	348
Total finance lease costs	1,329

Operating lease costs:
Operating lease costs	9,086
Variable lease costs	965
Short-term lease costs	187
Total operating lease costs	10,238

Total lease costs	$11,567

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of March 31, 2019 (in thousands):

	Finance Leases	Operating Leases
2020	$7,998	$35,733
2021	5,200	35,443
2022	5,200	35,112
2023	5,200	34,688
2024	4,767	34,403
Thereafter	--	99,877
Total minimum lease payments	28,365	275,256
Less: amounts representing interest	(3,475)	(55,122)
Present value of future minimum lease payments	24,890	220,134
Less: current portion	(6,780)	(23,353)
Noncurrent lease liabilities	$18,110	$196,781

Other

Supplemental cash flow data for the three months ended March 31, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,086
Operating cash flows for finance leases	348
Financing cash flows for finance leases	959

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

The following table summarizes the earnings (losses) and the weighted average number of common shares used in the calculation of basic and diluted earnings (loss) per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31
	2019	2018
Basic:
Weighted average common shares outstanding	15,256,189	15,216,635
Net income (loss) attributable to National HealthCare Corporation	$21,269	$(2,791)
Earnings (loss) per common share, basic	$1.39	$(0.18)

Diluted:
Weighted average common shares outstanding	15,256,189	15,216,635
Effects of dilutive instruments	67,936	-
Weighted average common shares outstanding	15,324,125	15,216,635

Net income (loss) attributable to National HealthCare Corporation	$21,269	$(2,791)
Earnings (loss) per common share, diluted	$1.39	$(0.18)

In the above table, options to purchase 8,475 shares of our common stock have been excluded for the quarter ended March 31, 2019, due to their anti–dilutive impact.  The impact of potentially dilutive securities (1,238,855) for the three months ended March 31, 2018, were not considered because the effect would be anti-dilutive in that period.

Note 9 – Investments in Marketable Securities

Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. Realized gains and losses from securities sales are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 10 for a description of the Company's methodology for determining the fair value of marketable securities.

Marketable securities and restricted marketable securities consist of the following (in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$147,061	$30,176	$140,223
Restricted investments available for sale:
Corporate debt securities	66,649	66,819	69,439	67,632
Asset-based securities	64,601	64,504	62,772	62,068
U.S. Treasury securities	20,091	19,748	22,038	21,457
State and municipal securities	21,715	21,736	21,818	21,436
	$203,232	$319,868	$206,243	$312,816

Included in the marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2019			December 31, 2018
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$128,087	1,630,642	$24,734	$123,179

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$11,081	$11,054	$11,448	$11,401
1 to 5 years	95,001	95,229	98,487	97,430
6 to 10 years	66,974	66,524	64,932	62,527
Over 10 years	--	--	1,200	1,235
	$173,056	$172,807	$176,067	$172,593

Gross unrealized gains related to marketable equity securities are $116,906,000 and $110,081,000 as of March 31, 2019 and December 31, 2018, respectively. Gross unrealized losses related to marketable equity securities are $21,000 and $34,000 as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, the Company recognized net unrealized gains of $6,838,000 and net unrealized losses of $15,517,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statement of operations.

Gross unrealized gains related to available for sale debt securities are $1,089,000 and $335,000 as of March 31, 2019 and December 31, 2018, respectively. Gross unrealized losses related to available for sale debt securities are $1,338,000 and $3,809,000 as of March 31, 2019 and December 31, 2018, respectively.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the three months ended March 31, 2019 or for the year ended December 31, 2018.

Proceeds from the sale of available for sale debt securities during the three months ended March 31, 2019 and 2018 were $6,576,000 and $3,535,000, respectively. Investment gains of $0 and $11,000 were realized on these sales during the three months ended March 31, 2019 and 2018, respectively. No sales were reported for marketable equity securities for the three months ended March 31, 2019 and 2018, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2019 and December 31, 2018 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2019	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$38,194	$38,194	$–	$–
Restricted cash and cash equivalents	16,505	16,505	–	–
Marketable equity securities	147,061	147,061	–	–
Corporate debt securities	66,819	49,600	17,219	–
Mortgage–backed securities	64,504	–	64,504	–
U.S. Treasury securities	19,748	19,748	–	–
State and municipal securities	21,736	–	21,736	–
Total financial assets	$374,567	$271,108	$103,459	$–

	Fair Value Measurements Using
December 31, 2018	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$43,247	$43,247	$–	$–
Restricted cash and cash equivalents	11,673	11,673	–	–
Marketable equity securities	140,223	140,223	–	–
Corporate debt securities	67,632	47,921	19,711	–
Asset - backed securities	62,068	–	62,068	–
U.S. Treasury securities	21,457	21,457	–	–
State and municipal securities	21,436	–	21,436	–
Total financial assets	$367,736	$264,521	$103,215	$–

Note 11 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturity	March 31, 2019	December 31, 2018
	Variable		(dollars in thousands)
Credit facility, interest payable monthly	3.9%	2020	$55,000	$55,000
Less current portion			–	–
Total long-term debt			$55,000	$55,000

The available borrowing capacity of the credit facility is $110,000,000. The credit facility has a maturity date of October 2020. Loans bear interest at either (i) LIBOR plus 1.40% or (ii) the base rate plus 0.40%.

Note 12 - Stock Repurchase Program

In August 2018, the Board of Directors authorized a common stock purchase program. The program will allow for repurchases of up to $25 million of its common stock. During the quarter ended March 31, 2019, the Company repurchased 10,396 shares of its common stock for a total cost of $872,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $424,000 and $428,000 for the three months ended March 31, 2019 and 2018, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At March 31, 2019, the Company had $5,343,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate three-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2019 and for the year ended December 31, 2018.

	March 31, 2019	December 31, 2018
Risk–free interest rate	2.60%	2.46%
Expected volatility	18.1%	16.1%
Expected life, in years	1.0	3.0
Expected dividend yield	2.65%	3.29%

The following table summarizes our outstanding stock options for the three months ended March 31, 2019 and for the year ended December 31, 2018.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	1,239,407	$71.19	$–
Options granted	110,265	61.39	–
Options exercised	(68,291)	54.31	–
Options cancelled	(118,000)	72.11	–
Options outstanding at December 31, 2018	1,163,381	71.16	–
Options granted	8,475	77.72	–
Options exercised	(318,152)	72.36	–
Options outstanding at March 31, 2019	853,704	$70.77	$4,374,000

Options exercisable at March 31, 2019	178,729	$64.42	$2,048,000

Options Outstanding March 31, 2019	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
159,668	$52.93	-	$62.78	61.11	2.6
694,036	$72.94	-	$77.72	73.00	2.9
853,704				70.77	2.8

Note 14 – Income Taxes

The income tax provision for the three months ended March 31, 2019 is $7,392,000 (an effective income tax rate of 25.8%). The income tax provision and effective tax rate for the three months ended March 31, 2019 were unfavorably impacted by adjustments to unrecognized tax benefits of $200,000 but was favorably impacted by a tax benefit of $228,000 relating to the exercise of stock options. The income tax provision for the three months ended March 31, 2019 was favorably impacted by the higher pre-tax book income resulting from the unrealized gain of $6,838,000 for the market value increase in our marketable equity securities portfolio.  The income tax provision for the three months ended March 31, 2018 was $200,000 (an effective income tax rate of -7.4%). The income tax provision and effective tax rate for the three months ended March 31, 2018 were unfavorably impacted by nondeductible expenses of $855,000 (primarily the non-deductible portion of the estimated potential settlement of the Caris HealthCare, L.P. Qui Tam legal matter) or -31.7% of income before taxes. The income tax provision for the three months ended March 31, 2018 was also unfavorably impacted by the lower pre-tax book income resulting from the unrealized loss of $15,517,000 for the market value decrease in our marketable equity securities portfolio. Prior to 2018, such market value changes ran through the balance sheet and did not impact our income statement.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2015 (with certain state exceptions).

Note 15 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $98,542,000 and $96,024,000 at March 31, 2019 and December 31, 2018, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents. As of March 31, 2019, we and/or our managed centers are currently defendants in 63 such claims.

Insurance coverage for both periods includes both primary policies and excess policies. The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis. For 2018 and 2019, the excess coverage is $9.0 million per occurrence. Additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly–owned captive insurance company.

Financing Commitments

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At March 31, 2019, National did not have an outstanding balance on the line of credit.

Nutritional Support Services, L.P., Qui Tam Litigation

On June 19, 2018, a First Amended Complaint was filed naming Nutritional Support Services, L.P. (“NSS”), a wholly-owned subsidiary of the Company, as a defendant in the action captained U.S. ex rel. McClain v. Nutritional Support Services, L.P., No. 6:17-cv-2608-AMQ (D.S.C.), which was filed in the United States District Court for the District of South Carolina. The action alleges that NSS violated the False Claims Act by reporting a National Drug Code (“NDC”) number that did not correspond to the NDC for dispensed prescriptions. On April 16, 2018, the United States filed a Notice of Election to Decline Intervention with respect to the allegations asserted in this action. NSS intends to vigorously defend itself with respect to this action.

Governmental Regulations

Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. Management believes that it is following all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare, Medicaid and other federal healthcare programs.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. We operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,510 licensed beds, 25 assisted living facilities, five independent living facilities, one behavioral health hospital and 35 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending March 31, 2019 was 90.2% compared to 89.6% for the same period a year ago. With the average length of stay decreasing for a skilled nursing patient, as well as the increased availability of assisted living facilities and home and community-based services, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances to better position ourselves so we are an active participant in the delivery of post-acute healthcare services.

Quality of Patient Care

CMS introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare skilled nursing facilities more easily. The Five-Star Quality Rating System gives each skilled nursing operation a rating ranging between one and five stars in various categories (five stars being the best). The Company has always strived for patient-centered care and quality outcomes as precursors to outstanding financial performance. In April 2019, CMS made significant changes to the Five-Star Quality Rating System.  The changes include revisions to the state survey inspection process, enhancements with staffing information and nurse staffing levels, and the implementation of new quality measures.  These changes will impact and potentially lower our overall quality ratings in future periods.  The table below summarizes our overall performance in these quality ratings:

	As of
	Mar. 31, 2019	Dec. 31, 2018	Dec. 31, 2017
Total number of skilled nursing facilities, end of period	75	75	76
Number of 4 and 5-star rated skilled nursing facilities	64	63	62
Percentage of 4 and 5-star rated skilled nursing facilities	85%	84%	82%

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	Bed Addition	30 beds	Springfield, MO	April, 2018
Behavioral Health Hospital	Acquisition	14 beds	Osage Beach, MO	August, 2018
Memory Care	New Facility	60 beds	Farragut, TN	January, 2019

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $98,542,000 at March 31, 2019 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Government Program Financial Changes

Medicare – Skilled Nursing Facilities

On August 8, 2018, CMS issued a final rule outlining fiscal year 2019 Medicare payments and quality changes for skilled nursing facilities. The 2019 final rule, which began October 1, 2018, provided for an approximate 2.4% market basket update that was included in the Bipartisan Budget Act of 2018. The market basket increase is expected to increase overall payments to skilled nursing facilities in fiscal year 2019 by $820 million compared to fiscal year 2018 levels.

For the first three months of 2019, our average Medicare per diem rate for skilled nursing facilities decreased 0.01% as compared to the same period in 2018.

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

For the first three months of 2019, our average Medicaid per diem increased 3.16% compared to the same period in 2018.

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

Segment Reporting

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and our behavioral health hospital; and (2) homecare services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as chief operating decision maker (“CODM”), to assess performance and allocate resources.

The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. For additional information on these reportable segments see Note 2 – Summary of Significant Accounting Policies.

The Company’s CODM evaluates performance and allocates capital resources to each segment based on an operating model that is designed to improve the quality of patient care and profitability of the Company while enhancing long-term shareholder value. The CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$221,635	$14,476	$-	$236,111
Other revenues	231	-	11,943	12,174
Net operating revenues	221,866	14,476	11,943	248,285

Costs and expenses:
Salaries, wages and benefits	126,101	8,026	7,261	141,388
Other operating	62,629	4,252	2,551	69,432
Rent	8,291	462	1,485	10,238
Depreciation and amortization	9,653	61	803	10,517
Interest	348	-	578	926
Total costs and expenses	207,022	12,801	12,678	232,501

Income (loss) from operations	14,844	1,675	(735)	15,784
Non-operating income	-	-	6,001	6,001
Unrealized gains on marketable equity securities	-	-	6,838	6,838

Income before income taxes	$14,844	$1,675	$12,104	$28,623

	Three Months Ended March 31, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$216,351	$15,341	$-	$231,692
Other revenues	271	-	10,998	11,269
Net operating revenues	216,622	15,341	10,998	242,961

Costs and expenses:
Salaries, wages and benefits	123,380	8,030	8,685	140,095
Other operating	57,835	5,279	2,058	65,172
Rent	8,258	487	1,484	10,229
Depreciation and amortization	9,461	38	843	10,342
Interest	396	-	844	1,240
Total costs and expenses	199,330	13,834	13,914	227,078

Income (loss) from operations	17,292	1,507	(2,916)	15,883
Non-operating loss	-	-	(3,065)	(3,065)
Unrealized losses on marketable equity securities	-	-	(15,517)	(15,517)

Income (loss) before income taxes	$17,292	$1,507	$(21,498)	$(2,699)

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, operating results for the newly constructed healthcare facilities not at full capacity, share-based compensation expense, and the legal costs and charges related to the settlement of a Qui Tam investigation within our Caris hospice partnership is helpful in allowing investors to more accurately access the Company’s operations.

The operating results for the newly constructed healthcare facilities not at full capacity for the three months ended March 31, 2019 include facilities that began operations from 2017 to 2019 (one skilled nursing facility, two assisted living facilities, and one memory care facility). For the three months ended March 31, 2018, included are facilities that began operations from 2016 to 2018 (two skilled nursing facilities and three assisted living facilities).

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended March 31
	2019	2018

Net income (loss) attributable to National Healthcare Corporation	$21,269	$(2,791)
Non-GAAP adjustments
Unrealized (gains) losses on marketable equity securities	(6,838)	15,517
Legal costs and charges related to Caris' legal investigation	-	8,228
Operating results for newly opened facilities not at full capacity	595	555
Share-based compensation expense	424	428
Provision of income taxes on non-GAAP adjustments	1,501	(5,575)
Non-GAAP Net income	$16,951	$16,362

GAAP diluted earnings per share	$1.39	$(0.18)
Non-GAAP adjustments
Unrealized (gains) losses on marketable equity securities	(0.33)	0.76
Legal costs and charges related to Caris' legal investigation	-	0.45
Operating results for newly opened facilities not at full capacity	0.03	0.03
Share-based compensation expense	0.02	0.02
Non-GAAP diluted earnings per share	$1.11	$1.08

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of income as a percentage of net operating revenues for the three months ended March 31, 2019 and 2018.

Percentage of Net Operating Revenues

	Three Months Ended March 31
	2019	2018
Net operating revenues	100.0%	100.0%
Costs and expenses:
Salaries, wages and benefits	56.9	57.7
Other operating	28.0	26.8
Facility rent	4.1	4.2
Depreciation and amortization	4.2	4.3
Interest	0.4	0.5
Total costs and expenses	93.6	93.5
Income from operations	6.4	6.5
Non–operating income (loss)	2.4	(1.2)
Unrealized gains (losses) on marketable equity securities	2.8	(6.4)
Income (loss) before income taxes	11.6	(1.1)
Income tax provision	(3.0)	(0.1)
Net income (loss)	8.6	(1.2)
Net loss attributable to noncontrolling interest	0.0	0.0
Net income (loss) attributable to common stockholders of NHC	8.6%	(1.1)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Results for the quarter ended March 31, 2019 compared to the first quarter of 2018 include a 2.2% increase in net operating revenues and a 862.1% increase in net income attributable to NHC. Excluding the unrealized gains in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the three months ended March 31, 2019 was $16,951,000 compared to $16,362,000 for the first quarter of 2018, which is an increase of 3.6%.

Net operating revenues

Net patient revenues increased $4,419,000, or 1.9%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 90.2% compared to an average of 89.6% for the same quarter a year ago. Medicare per diem rates decreased 1 basis point, or 0.01%, and managed care per diem rates decreased 1.5% compared to the quarter a year ago. Medicaid and private pay per diem rates increased 3.2% and 2.9%, respectively, compared to the quarter a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities decreased 0.4% compared to the quarter a year ago.

Beginning January 1, 2019, the Company’s Institutional Special Needs Plan (“I-SNP”) began offering and providing insurance and healthcare services in the state of Tennessee. Our I-SNP, which is called NHC Advantage, is a managed care insurance company that enrolls Medicare Advantage eligible individuals who are patients in our skilled nursing facilities. We believe the I-SNP will benefit our patients by providing nurse practitioners and care-coordination teams that will continue to enhance the patient-centered experience and our quality of care. We also believe our progressive improvement to patient care will continue to drive positive financial results for the Company. For the three months ended March 31, 2019, the I-SNP increased net patient revenues approximately $3,635,000 compared to the first quarter a year ago.

In August 2018, the Company acquired a controlling ownership interest in a 14-bed behavioral health hospital. For the three months ending March 31, 2019, this hospital increased net patient revenues approximately $1,591,000 compared to the first quarter of a year ago. In October 2018, we sold a skilled nursing facility in Madisonville, Kentucky. The sale of this facility decreased net patient revenues for the first quarter of 2019 by $1,583,000 compared to the first quarter of 2018.

Other revenues increased $905,000, or 8.0%, compared to the same quarter last year, as further detailed in Note 4 to our interim condensed consolidated financial statements. The increase in management fee revenue for the three months ended March 31, 2019 compared to the first quarter of 2018 is the primary reason for the increase in other revenues.

Total costs and expenses

Total costs and expenses for the first quarter of 2019 compared to the first quarter of 2018 increased $5,423,000 or 2.4%, to $232,501,000 from $227,078,000.

Salaries, wages and benefits increased $1,293,000, or 0.9%, to $141,388,000 from $140,095,000. Salaries, wages and benefits as a percentage of net operating revenues was 56.9% compared to 57.7% for the three months ended March 31, 2019 and 2018, respectively. The primary reason for salaries, wages and benefits being down as a percentage of net operating revenues is due to the October 2018 sale of the skilled nursing facility in Madisonville, Kentucky.

Other operating expenses increased $4,260,000, or 6.5%, to $69,432,000 for the 2019 period compared to $65,172,000 for the 2018 period. Other operating expenses as a percentage of net operating revenue was 28.0% compared to 26.8% for the three months ended March 31, 2019 and 2018, respectively. The increase in other operating expenses for the first quarter of 2019 compared to the first quarter of 2018 is due to the January 1, 2019 start of our I-SNP insurance plan, NHC Advantage. For the three months ended March 31, 2019, the I-SNP increased other operating expenses approximately $3,686,000 compared to the first quarter a year ago.

The decrease in interest expense is due from our long-term debt being paid down during 2018. At March 31, 2019, we have $55 million outstanding on our credit facility.

Other income (expense)

Non–operating income increased by $9,066,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. The increase in non-operating income is due from our equity in earnings investment in our Caris hospice operations. During the first quarter of 2018, Caris recorded a charge to earnings of $8,500,000 for the settlement of a Qui Tam investigation, of which 75.1% is included in the Company’s earnings. In total, with the $8.5 million settlement and legal expenses, Caris’ earnings negatively impacted NHC’s non-operating income by $8,228,000 for the first quarter of 2018.

Income taxes

The income tax provision for the three months ended March 31, 2019 is $7,392,000 (an effective income tax rate of 25.8%). Excluding nondeductible expenses, we expect our corporate income tax rate for 2019 to be approximately 26.0%.

Noncontrolling interest

The noncontrolling interest in a subsidiary is presented within total equity of the Company’s consolidated balance sheets. The company presents the noncontrolling interest and the amount of consolidated net income attributable to NHC in its consolidated statements of operations. The Company’s earnings per share is calculated based on net income attributable to NHC’s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended March 31		Three Month Change
	2019	2018	$	%
Cash, cash equivalents, restricted cash and restricted cash equivalents, at beginning of period	$54,920	$67,421	$(12,501)	(18.5)

Cash provided by operating activities	11,601	13,306	(1,705)	(12.8)

Cash used in investing activities	(2,947)	(5,828)	2,881	49.4

Cash used in financing activities	(8,875)	(8,159)	(716)	(8.8)

Cash, cash equivalents, restricted cash and restricted cash equivalents, at end of period	$54,699	$66,740	$(12,041)	(18.0)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2019 was $11,601,000 as compared to $13,306,000 in the same period last year. Cash provided by operating activities consisted of net income of $21,231,000 and adjustments for non–cash items of $3,385,000. There was cash used for working capital needs in the amount of $13,046,000 for the three months ended March 31, 2019 compared to $13,705,000 for the same period a year ago. We also received cash distributions from our unconsolidated investments of $31,000 during the three months ended March 31, 2019 compared to $2,254,000 for the first quarter a year ago.

Investing Activities

Net cash used in investing activities totaled $2,947,000 for the three months ended March 31, 2019 compared to $5,828,000 for the three months ended March 31, 2018. Cash used for property and equipment additions was $5,874,000 and $7,100,000 for the three months ended March 31, 2019 and 2018, respectively. The Company collected notes receivable of $353,000 and $431,000 for the three months ended March 31, 2019 and 2018, respectively. Sales of restricted marketable securities, net of purchases, resulted in cash of $3,011,000 and $841,000 for the three months ended March 31, 2019 and 2018, respectively.

Financing Activities

Net cash used in financing activities totaled $8,875,000 and $8,159,000 for the three months ending March 31, 2019 and 2018, respectively. Cash used for dividend payments to common stockholders totaled $7,623,000 in the current year period compared to $7,297,000 for the same period a year ago. In the current period, $579,000 was provided by the issuance of common stock compared to $1,067,000 in the prior year period. In the current period, repurchases of common stock totaled $872,000 compared to $867,000 in the prior period.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $38,194,000, marketable securities of $147,061,000, and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $38,194,000, marketable securities of $147,061,000 and our borrowing capacity on the credit facility. At March 31, 2019, the outstanding balance on the credit facility is $55,000,000; therefore, leaving $55,000,000 available for future borrowings. The maturity date on the credit facility is October 7, 2020. The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

Governmental Regulations

Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. Management believes that it is following all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare, Medicaid and other federal healthcare programs.

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

See the notes to the quarterly financial statements, and “Item 1. Business” in our 2018 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web site at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At March 31, 2019, we have available for sale marketable debt securities in the amount of $172,807,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of March 31, 2019, the Company has $55,000,000 of long–term debt that bears interest at variable interest rates. Based on our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $550,000.

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. As a result of the short–term nature of our cash instruments, a hypothetical 1% change in interest rates would have minimal impact on our future earnings and cash flows related to these instruments.

We do not currently use any derivative instruments to hedge our interest rate exposure. We have not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to approvals by the Investment Committee of the Board of Directors.

Credit Risk

Credit risk is managed by diversifying the fixed maturity portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings.

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At March 31, 2019, the fair value of our marketable equity securities is approximately $147,061,000. Of the $147.0 million equity securities portfolio, our investment in NHI comprises approximately $128.1 million, or 87%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $14.7 million. At March 31, 2019, our equity securities had unrealized gains of $116.9 million. Of the $116.9 million of unrealized gains, $103.4 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

The Company adopted the new lease accounting guidance in ASU 2016-02 on January 1, 2019 and began using new lease accounting software.  The implementation of the new lease accounting standard and lease accounting software included additions to our internal controls, policies and procedures.  There have been no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 15 of this Form 10–Q.

Item 1A.	Risk Factors.

During the three months ended March 31, 2019, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2018.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 9, 2019	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: May 9, 2019	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)