Form 10-Q
period 2019-06-30
NATIONAL HEALTHCARE CORP
filed 2019-08-08
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [x]

15,318,790 shares of common stock of the registrant were outstanding as of August 7, 2019.

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common, $0.1 par value	NHC	NYSE American

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Revenues:
Net patient revenues	$235,264	$230,654	$471,375	$462,346
Other revenues	11,887	11,488	24,061	22,757
Net operating revenues	247,151	242,142	495,436	485,103

Cost and expenses:
Salaries, wages and benefits	147,878	145,466	289,266	285,561
Other operating	67,598	62,589	137,030	127,761
Facility rent	10,197	10,272	20,435	20,501
Depreciation and amortization	10,335	10,397	20,852	20,739
Interest	954	1,253	1,880	2,493
Total costs and expenses	236,962	229,977	469,463	457,055

Income from operations	10,189	12,165	25,973	28,048

Other income:
Non–operating income	8,272	5,654	14,273	2,589
Unrealized gains (losses) on marketable equity securities	(54)	12,448	6,784	(3,069)

Income before income taxes	18,407	30,267	47,030	27,568
Income tax provision	(4,725)	(7,892)	(12,117)	(8,092)
Net income	13,682	22,375	34,913	19,476
Net loss attributable to noncontrolling interest	29	86	67	194

Net income attributable to National HealthCare Corporation	$13,711	$22,461	$34,980	$19,670

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$0.90	$1.48	$2.29	$1.29
Diluted	$0.89	$1.47	$2.28	$1.29

Weighted average common shares outstanding:
Basic	15,269,637	15,221,262	15,262,950	15,218,962
Diluted	15,352,702	15,228,305	15,338,520	15,224,958

Dividends declared per common share	$0.52	$0.50	$1.02	$0.98

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Net income	$13,682	$22,375	$34,913	$19,476

Other comprehensive income (loss):
Unrealized gains (losses) on investments in restricted marketable debt securities	2,969	(794)	6,194	(3,592)
Reclassification adjustment for realized gains on sale of securities	-	(14)	-	(25)
Income tax benefit (expense) related to items of other comprehensive income	(624)	169	(1,301)	759
Other comprehensive income (loss), net of tax	2,345	(639)	4,893	(2,858)

Net loss attributable to noncontrolling interest	29	86	67	194

Comprehensive income attributable to National HealthCare Corporation	$16,056	$21,822	$39,873	$16,812

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2019	December 31, 2018
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$29,746	$43,247
Restricted cash and cash equivalents, current portion	34,436	9,967
Marketable equity securities	147,007	140,223
Restricted marketable debt securities, current portion	-	18,676
Accounts receivable	97,448	97,274
Inventories	7,317	7,470
Prepaid expenses and other assets	4,192	3,863
Notes receivable, current portion	1,431	1,289
Total current assets	321,577	322,009

Property and Equipment:
Property and equipment, at cost	1,009,842	979,088
Accumulated depreciation and amortization	(465,256)	(444,438)
Net property and equipment	544,586	534,650

Other Assets:
Restricted cash and cash equivalents, less current portion	1,724	1,706
Restricted marketable securities, less current portion	155,571	153,917
Deposits and other assets	5,903	5,602
Operating lease right-of-use assets	214,367	-
Goodwill	20,995	20,995
Notes receivable, less current portion	14,217	9,707
Investments in unconsolidated companies	35,675	32,362
Total other assets	448,452	224,289
Total assets	$1,314,615	$1,080,948

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$15,737	$19,759
Finance lease obligations, current portion	4,043	3,924
Operating lease liabilities, current portion	23,625	-
Accrued payroll	56,691	67,618
Amounts due to third party payors	16,799	16,108
Accrued risk reserves, current portion	28,496	28,643
Other current liabilities	18,330	14,249
Dividends payable	7,966	7,623
Total current liabilities	171,687	157,924

Long–term debt	55,000	55,000
Finance lease obligations, less current portion	17,077	19,128
Operating lease liabilities, less current portion	190,742	-
Accrued risk reserves, less current portion	68,795	67,381
Refundable entrance fees	7,975	8,078
Obligation to provide future services	2,172	2,172
Deferred income taxes	21,145	18,550
Other noncurrent liabilities	15,395	15,204
Deferred revenue	4,380	3,054
Total liabilities	554,368	346,491

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,318,790 and 15,255,002 shares, respectively, issued and outstanding	153	153
Capital in excess of par value	221,054	219,435
Retained earnings	535,797	516,435
Accumulated other comprehensive income (loss)	2,148	(2,745)
Total National HealthCare Corporation stockholders’ equity	759,152	733,278
Noncontrolling interest	1,095	1,179
Total equity	760,247	734,457
Total liabilities and equity	$1,314,615	$1,080,948

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2019	2018
Cash Flows From Operating Activities:
Net income	$34,913	$19,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,852	20,739
Equity in (earnings) losses of unconsolidated investments	(4,801)	4,584
Distributions from unconsolidated investments	2,609	3,741
Unrealized (gains) losses on marketable equity securities	(6,784)	3,069
Gains on sale of restricted marketable debt securities	-	(25)
Gain on acquisition of equity method investment	(1,975)	-
Deferred income taxes	1,294	(2,376)
Stock–based compensation	1,108	1,177
Changes in operating assets and liabilities:
Accounts receivable	(174)	4,537
Income tax receivable	-	5,465
Inventories	153	(153)
Prepaid expenses and other assets	(590)	(1,551)
Trade accounts payable	(4,022)	188
Accrued payroll	(10,927)	(11,414)
Amounts due to third party payors	691	(171)
Accrued risk reserves	1,227	1,538
Other current liabilities	4,081	(1,386)
Other noncurrent liabilities	191	540
Deferred revenue	1,326	1,395
Net cash provided by operating activities	39,172	49,373
Cash Flows From Investing Activities:
Additions to property and equipment	(13,989)	(15,456)
Acquisition of equity method investment	(15,589)	-
Investments in unconsolidated companies	(356)	-
Investments in notes receivable	(5,312)	-
Collections of notes receivable	660	800
Purchase of restricted marketable debt securities	(6,887)	(6,545)
Sale of restricted marketable debt securities	30,103	4,399
Net cash used in investing activities	(11,370)	(16,802)
Cash Flows From Financing Activities:
Principal payments on debt	-	(15,000)
Principal payments under finance lease obligations	(1,932)	(1,820)
Dividends paid to common stockholders	(15,275)	(14,602)
Distributions attributable to noncontrolling interest	(17)	-
Issuance of common shares	1,383	1,327
Repurchase of common shares	(872)	(867)
Entrance fee refunds	(103)	(159)
Net cash used in financing activities	(16,816)	(31,121)
Net Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	10,986	1,450
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	54,920	67,421
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$65,906	$68,871

Balance Sheet Classifications:
Cash and cash equivalents	$29,746	$59,322
Restricted cash and cash equivalents	36,160	9,549
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$65,906	$68,871

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income	Interest	Equity
Balance at January 1, 2019	15,255,002	$153	$219,435	$516,435	$(2,745)	$1,179	$734,457
Net income attributable to National HealthCare Corporation	–	–	–	21,269	–	–	21,269
Net loss attributable to noncontrolling interest	–	–	–	–	–	(38)	(38)
Other comprehensive income	–	–	–	–	2,548	–	2,548
Stock–based compensation	–	–	424	–	–	–	424
Shares sold – options exercised	59,384	–	579	–	–	–	579
Repurchase of common shares	(10,396)	–	(872)	–	–	–	(872)
Dividends declared to common stockholders ($0.50 per share)	–	–	–	(7,652)	–	–	(7,652)
Balance at March 31, 2019	15,303,990	$153	$219,566	$530,052	$(197)	$1,141	750,715

Net income attributable to National HealthCare Corporation	–	–	–	13,711	–	–	13,711
Net loss attributable to noncontrolling interest	–	–	–	–	–	(29)	(29)
Distributions attributable to noncontrolling interest	–	–	–	–	–	(17)	(17)
Other comprehensive income	–	–	–	–	2,345	–	2,345
Stock–based compensation	–	–	684	–	–	–	684
Shares sold – options exercised	14,800	–	804	–	–	–	804
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,966)	–	–	(7,966)
Balance at June 30, 2019	15,318,790	$153	$221,054	$535,797	$2,148	$1,095	$760,247

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income	Interest	Equity
Balance at January 1, 2018	15,212,133	$152	$215,659	$419,423	$67,504	$694	$703,432
Reclassification due to new accounting standards	–	–	–	68,201	(68,201)	–	–
Net loss attributable to National HealthCare Corporation	–	–	–	(2,791)	–	–	(2,791)
Net loss attributable to noncontrolling interest	–	–	–	–	–	(108)	(108)
Other comprehensive loss	–	–	–	–	(2,219)	–	(2,219)
Stock–based compensation	–	–	428	–	–	–	428
Shares sold – options exercised	21,906	–	1,067	–	–	–	1,067
Repurchase of common shares	(14,506)	–	(867)	–	–	–	(867)
Dividends declared to common stockholders ($0.48 per share)	–	–	–	(7,305)	–	–	(7,305)
Balance at March 31, 2018	15,219,533	$152	$216,287	$477,528	$(2,916)	$586	691,637

Net income attributable to National HealthCare Corporation	–	–	–	22,461	–	–	22,461
Net loss attributable to noncontrolling interest	–	–	–	–	–	(86)	(86)
Other comprehensive loss	–	–	–	–	(639)	–	(639)
Stock–based compensation	–	–	749	–	–	–	749
Shares sold – options exercised	6,121	–	260	–	–	–	260
Dividends declared to common stockholders ($0.50 per share)	–	–	–	(7,612)	–	–	(7,612)
Balance at June 30, 2018	15,225,654	$152	$217,296	$492,377	$(3,555)	$500	$706,770

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30, 2019, we operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,510 licensed beds, 26 assisted living facilities, five independent living facilities, one behavioral health hospital, and 36 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a noncontrolling ownership interest in a hospice care business that services NHC owned skilled nursing facilities and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

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

The Company adopted the standard as of January 1, 2019, electing the transition method that allows us to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. We did not have a cumulative adjustment to retained earnings. The interim condensed consolidated financial statements for the period ending June 30, 2019, are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy.

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

On August 28, 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 changes the fair value measurement disclosure requirements of Accounting Standards Codification (“ASC”) 820. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but they will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. On January 1, 2019, the Company early adopted the provisions of ASU No. 2018-13 and this standard did not have a material impact on our consolidated financial statements as we do not have any Level 3 investments.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 adds to U.S GAAP an impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact this standard will have on our policies and procedures and internal control framework.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors. Contractual adjustments are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. For the three months and six months ended June 30, 2019, bad debt expense was $992,000 and $2,039,000, respectively. For the three months and six months ended June 30, 2018, bad debt expense was $1,064,000 and $2,023,000, respectively. As of June 30, 2019, and December 31, 2018, the Company has recorded allowance for doubtful accounts of $5,541,000 and $4,610,000, respectively, as our best estimate of probable losses inherent in the accounts receivable balance.

Other Revenues

Other revenues include revenues from the provision of insurance services, management and accounting services to other long–term care providers, and rental income. Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income over the policy period. We charge for management services based on a percentage of net revenues. We charge for accounting services based on a monthly fee or a fixed fee per bed of the healthcare facility under contract. We record other revenues as the performance obligations are satisfied based on the terms of our contractual arrangements.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $6,677,000 and $11,821,000 for the three months and six months ended June 30, 2019, respectively. General and administrative costs were $6,573,000 and $13,250,000 for the three months and six months ended June 30, 2018, respectively.

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

Professional liability remains an area of particular concern to us. The long-term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents. As of June 30, 2019, we and/or our managed centers are defendants in 65 such claims. It remains possible that those pending matters plus potential unasserted claims could exceed our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarily determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as non-current liabilities in our consolidated balance sheets. As of June 30, 2019, and December 31, 2018, we have recorded a refundable entrance fee in the amount of $7,975,000 and $8,078,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. As of June 30, 2019, and December 31, 2018, we have recorded a future service obligation in the amount of $2,172,000.

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Net patient revenues:
Inpatient services	$220,887	$215,617	$442,521	$431,968
Homecare	14,377	15,037	28,854	30,378
Total net patient revenue	$235,264	$230,654	$471,375	$462,346

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
Source	2019	2018	2019	2018
Medicare	33%	35%	34%	36%
Managed Care	11%	12%	11%	12%
Medicaid	29%	26%	28%	26%
Private Pay and Other	27%	27%	27%	26%
Total	100%	100%	100%	100%

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

For homecare services, Medicare pays based on the acuity level of the patient for each episode of care. An episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. We are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode. The remaining balance due is paid following the submission of the final claim at the end of the episode. Deferred revenue is recorded for payments received for which the related services have not yet been provided.

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

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services. The assignment of patients to the various RUG categories is subject to post–payment review by Medicare intermediaries or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $16,799,000 and $16,108,000 as of June 30, 2019 and December 31, 2018, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

Note 4 – Other Revenues

Other revenues are outlined in the table below. Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly owned insurance subsidiaries have written for certain healthcare operators to which we provide management or accounting services. Revenues from management and accounting services include fees provided to manage and provide accounting services to other healthcare operators. Revenues from rental income include health care real estate properties owned by us and leased to third party operators. "Other" revenues include miscellaneous health care related earnings.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Insurance services	$1,615	$1,955	$3,139	$3,646
Management and accounting services fees	4,297	3,738	9,047	7,446
Rental income	5,677	5,553	11,285	11,086
Other	298	242	590	579
Total other revenues	$11,887	$11,488	$24,061	$22,757

 Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three and six months ended June 30, 2019 were $943,000 and $1,791,000, respectively. For the three and six months ended June 30, 2018, the workers’ compensation premium revenues reflected in the interim condensed consolidated statements of operations were $1,282,000 and $2,300,000, respectively. Associated losses and expenses are reflected in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three and six months ended June 30, 2019 were $672,000 and $1,348,000, respectively. For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2018 were $673,000 and $1,346,000, respectively. Associated losses and expenses including those for self–insurance claims are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Management Fees from National

We manage five skilled nursing facilities owned by National. For the three months and six months ended June 30, 2019, we recognized management fees and interest on management fees of $1,351,000 and $3,206,000 from these centers, respectively. For the three months and six months ended June 30, 2018, we recognized management fees and interest on management fees of $1,038,000 and $2,053,000 from these centers, respectively.

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 7 – Long Term Leases.

The following table sets forth the undiscounted cash flows for future minimum lease payments receivable for leases in effect at June 30, 2019 (in thousands):

2020	$21,938
2021	22,474
2022	22,923
2023	22,816
2024	22,730
Thereafter	34,316
Total future minimum lease payments	$147,197

Note 5 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income.

Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services. For the three months and six months ended June 30, 2018, Caris’ equity in earnings were negatively impacted by $136,000 and $8,364,000 for the settlement of a Qui Tam legal matter and legal fees related to the settlement.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Equity in earnings (losses) of unconsolidated investments	$2,480	$2,001	$4,801	$(4,584)
Dividends and net realized gains on sales of securities	1,931	1,795	3,862	3,597
Interest income	1,886	1,858	3,635	3,576
Gain on acquisition of equity method investment	1,975	-	1,975	-
Total non-operating income	$8,272	$5,654	$14,273	$2,589

Gain on Acquisition of Equity Method Investment

Effective June 1, 2019, the Company expanded its controlled operations through an acquisition of the remaining ownership interest of a 60-bed memory care facility in St. Peters, Missouri. We previously held a noncontrolling interest in the facility and accounted for the investment as an equity method investment. The operating results of the business have been included in the accompanying interim condensed consolidated financial statements since the remaining ownership interest acquisition date.

Upon acquiring the remaining ownership interest, the Company recorded and increased its previously held equity interest up to fair value as of the acquisition date. This remeasurement of our equity interest at fair value resulted in a gain of $1,975,000 during the second quarter of 2019. The gain was recorded in "Non-operating income" in the interim condensed consolidated statement of operations.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$220,887	$14,377	$-	$235,264
Other revenues	242	-	11,645	11,887
Net operating revenues	221,129	14,377	11,645	247,151

Costs and expenses:
Salaries, wages and benefits	130,720	8,480	8,678	147,878
Other operating	60,172	4,674	2,752	67,598
Rent	8,229	489	1,479	10,197
Depreciation and amortization	9,471	61	803	10,335
Interest	319	-	635	954
Total costs and expenses	208,911	13,704	14,347	236,962

Income (loss) from operations	12,218	673	(2,702)	10,189
Non-operating income	-	-	8,272	8,272
Unrealized losses on marketable equity securities	-	-	(54)	(54)

Income before income taxes	$12,218	$673	$5,516	$18,407

	Three Months Ended June 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$215,617	$15,037	$-	$230,654
Other revenues	181	-	11,307	11,488
Net operating revenues	215,798	15,037	11,307	242,142

Costs and expenses:
Salaries, wages and benefits	128,115	8,611	8,740	145,466
Other operating	56,069	4,740	1,780	62,589
Rent	8,267	485	1,520	10,272
Depreciation and amortization	9,571	44	782	10,397
Interest	383	-	870	1,253
Total costs and expenses	202,405	13,880	13,692	229,977

Income (loss) from operations	13,393	1,157	(2,385)	12,165
Non-operating income	-	-	5,654	5,654
Unrealized gains on marketable equity securities	-	-	12,448	12,448

Income before income taxes	$13,393	$1,157	$15,717	$30,267

	Six Months Ended June 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$442,521	$28,854	$-	$471,375
Other revenues	473	-	23,588	24,061
Net operating revenues	442,994	28,854	23,588	495,436

Costs and expenses:
Salaries, wages and benefits	256,821	16,506	15,939	289,266
Other operating	122,801	8,926	5,303	137,030
Rent	16,520	951	2,964	20,435
Depreciation and amortization	19,124	122	1,606	20,852
Interest	668	-	1,212	1,880
Total costs and expenses	415,934	26,505	27,024	469,463

Income (loss) from operations	27,060	2,349	(3,436)	25,973
Non-operating income	-	-	14,273	14,273
Unrealized gains on marketable equity securities	-	-	6,784	6,784

Income before income taxes	$27,060	$2,349	$17,621	$47,030

	Six Months Ended June 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$431,968	$30,378	$-	$462,346
Other revenues	451	-	22,306	22,757
Net operating revenues	432,419	30,378	22,306	485,103

Costs and expenses:
Salaries, wages and benefits	251,495	16,642	17,424	285,561
Other operating	113,904	10,019	3,838	127,761
Rent	16,524	973	3,004	20,501
Depreciation and amortization	19,032	82	1,625	20,739
Interest	780	-	1,713	2,493
Total costs and expenses	401,735	27,716	27,604	457,055

Income (loss) from operations	30,684	2,662	(5,298)	28,048
Non-operating income	-	-	2,589	2,589
Unrealized losses on marketable equity securities	-	-	(3,069)	(3,069)

Income (loss) before income taxes	$30,684	$2,662	$(5,778)	$27,568

Note 7 – Long-Term Leases

The Company’s lease portfolio primarily consists of finance and operating real estate leases for certain skilled nursing facilities, assisted and independent living facilities, homecare offices, and pharmacy warehouses. The original terms of the leases typically range from 2 to 15 years. Several of the real estate leases include renewal options which vary in length and may not include specific rent renewal amounts. We determine if an arrangement is a lease at the inception of a contract. We determine the lease term by assuming exercise of renewal options that are reasonably certain.

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

Operating lease right-of-use assets and liabilities are recorded at the present value of the lease payments over the lease term. The present values of the lease payments are discounted using the incremental borrowing rate associated with each lease. As most of our leases do not provide implicit rates, we have used incremental borrowing rates that were calculated based on information available at the later of the lease commencement date or the adoption date, January 1, 2019. The variable components of the lease payment that fluctuate with the operations of a healthcare facility are not included in determining the right-of-use assets and lease liabilities. Rather, these variable components are expensed as incurred.

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

Operating Leases with NHI

At June 30, 2019, we leased from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator.

On January 1, 2007, a 15-year lease extension began which included three additional five–year renewal options. In December 2012, NHC extended the lease agreement through the first of the three additional 5–year renewal options, which extended the lease date through 2026. The two additional five–year renewal options on the lease still remain. Under the terms of the lease, base rent totals $30,750,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.

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

Base rent expense under both NHI lease agreements totals $34,200,000 annually. Percentage rent under the leases is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent expense under both leases was $965,000 and $928,000 for the three months ended June 30, 2019 and 2018, respectively. Percentage rent expense under both leases was $1,930,000 and $1,856,000 for the six months ended June 30, 2019 and 2018, respectively.

We have a right of first refusal with NHI to purchase any of the properties should NHI receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

Finance Leases

Effective June 1, 2014, NHC began leasing and operating three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a 10-year lease with two 5–year renewal options. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year.

Lease Classification

At June 30, 2019, the Company recorded the following on the condensed consolidated balance sheets (in thousands):

Right-of-Use Assets	Balance Sheet Classification	June 30, 2019
Finance lease assets	Net property and equipment	$18,114
Operating lease right-of-use assets	Operating lease right-of-use assets	214,367
Total		$232,481

Lease Liabilities	Balance Sheet Classification	June 30, 2019
Current:
Finance lease liabilities	Finance lease obligations, current portion	$4,043
Operating lease liabilities	Operating lease liabilities, current portion	23,625
Noncurrent:
Finance lease liabilities	Finance lease obligations, less current portion	17,077
Operating lease liabilities	Operating lease liabilities, less current portion	190,742
Total		$235,487

Weighted-average remaining lease terms and discount rates at June 30, 2019 were as follows:

Weighted-average remaining lease terms (in years)
Finance	4.7
Operating	7.6

Weighted-average discount rate
Finance	6.0%
Operating	6.0%

Lease Costs

For the three and six months ended June 30, 2019, the lease costs recorded in the condensed consolidated statement of operations are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease costs:
Depreciation of leased assets	$968	$1,949
Interest of lease liabilities	334	682
Total finance lease costs	1,302	2,631

Operating lease costs:
Operating lease costs	9,004	18,090
Variable lease costs	965	1,930
Short-term lease costs	228	415
Total operating lease costs	10,197	20,435

Total lease costs	$11,499	$23,066

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of June 30, 2019 (in thousands):

	Finance Leases	Operating Leases
2020	$5,200	$35,658
2021	5,200	35,351
2022	5,200	35,047
2023	5,200	34,564
2024	3,467	34,369
Thereafter	-	91,294
Total minimum lease payments	$24,267	$266,283
Less: amounts representing interest	(3,147)	(51,916)
Present value of future minimum lease payments	21,120	214,367
Less: current portion	(4,043)	(23,625)
Noncurrent lease liabilities	$17,077	$190,742

Other

Supplemental cash flow data for the six months ended June 30, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18,090
Operating cash flows for finance leases	682
Financing cash flows for finance leases	1,932

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Basic:
Weighted average common shares outstanding	15,269,637	15,221,262	15,262,950	15,218,962
Net income attributable to National HealthCare Corporation	$13,711	$22,461	$34,980	$19,670
Earnings per common share, basic	$0.90	$1.48	$2.29	$1.29

Diluted:
Weighted average common shares outstanding	15,269,637	15,221,262	15,262,950	15,218,962
Effects of dilutive instruments	83,065	7,043	75,570	5,996
Weighted average common shares outstanding	15,352,702	15,228,305	15,338,520	15,224,958

Net income attributable to National HealthCare Corporation	$13,711	$22,461	$34,980	$19,670
Earnings per common share, diluted	$0.89	$1.47	$2.28	$1.29

In the above table, options to purchase 8,796 and 1,137,015 shares of our common stock have been excluded for the six months ended June 30, 2019 and 2018, respectively, due to their anti–dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following (in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$147,007	$30,176	$140,223
Restricted investments available for sale:
Corporate debt securities	61,747	63,326	69,439	67,632
Asset-based securities	59,632	60,358	62,772	62,068
U.S. Treasury securities	9,866	9,974	22,038	21,457
State and municipal securities	21,606	21,913	21,818	21,436
	$183,027	$302,578	$206,243	$312,816

Included in the marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2019			December 31, 2018
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$127,239	1,630,642	$24,734	$123,179

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$9,573	$9,588	$11,448	$11,401
1 to 5 years	92,116	93,733	98,487	97,430
6 to 10 years	51,162	52,250	64,932	62,527
Over 10 years	-	-	1,200	1,235
	$152,851	$155,571	$176,067	$172,593

Gross unrealized gains related to marketable equity securities are $116,851,000 and $110,081,000 as of June 30, 2019 and December 31, 2018, respectively. Gross unrealized losses related to marketable equity securities are $20,000 and $34,000 as of June 30, 2019 and December 31, 2018, respectively. For the three months and six months ended June 30, 2019, the Company recognized net unrealized losses of $54,000 and net unrealized gains of $6,784,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statement of operations. For the three and six months ended June 30, 2018, the Company recognized net unrealized gains of $12,448,000 and net unrealized losses of $3,069,000, respectively, for the change in market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale debt securities are $2,907,000 and $335,000 as of June 30, 2019 and December 31, 2018, respectively. Gross unrealized losses related to available for sale debt securities are $187,000 and $3,809,000 as of June 30, 2019 and December 31, 2018, respectively.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the six months ended June 30, 2019 or for the year ended December 31, 2018.

Proceeds from the sale of available for sale debt securities during the six months ended June 30, 2019 and 2018 were $30,103,000 and $4,399,000, respectively. Investment gains of $0 and $25,000 were realized on these sales during the six months ended June 30, 2019 and 2018, respectively. No sales were reported for marketable equity securities for the six months ended June 30, 2019 and 2018, respectively.

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

The following table summarizes fair value measurements by level at June 30, 2019 and December 31, 2018 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2019	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$29,746	$29,746	$–	$–
Restricted cash and cash equivalents	36,160	36,160	–	–
Marketable equity securities	147,007	147,007	–	–
Corporate debt securities	63,326	48,759	14,567	–
Mortgage–backed securities	60,358	–	60,358	–
U.S. Treasury securities	9,974	9,974	–	–
State and municipal securities	21,913	–	21,913	–
Total financial assets	$368,484	$271,646	$96,838	$–

	Fair Value Measurements Using
December 31, 2018	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$43,247	$43,247	$–	$–
Restricted cash and cash equivalents	11,673	11,673	–	–
Marketable equity securities	140,223	140,223	–	–
Corporate debt securities	67,632	47,921	19,711	–
Asset - backed securities	62,068	–	62,068	–
U.S. Treasury securities	21,457	21,457	–	–
State and municipal securities	21,436	–	21,436	–
Total financial assets	$367,736	$264,521	$103,215	$–

Note 11 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturity	June 30, 2019	December 31, 2018
	Variable		(dollars in thousands)
Credit facility, interest payable monthly	3.8%	2020	$55,000	$55,000
Less current portion			–	–
Total long-term debt			$55,000	$55,000

The available borrowing capacity of the credit facility is $110,000,000. The credit facility has a maturity date of October 2020. Loans bear interest at either (i) LIBOR plus 1.40% or (ii) the base rate plus 0.40%.

Note 12 - Stock Repurchase Program

In August 2018, the Board of Directors authorized a common stock purchase program. The program will allow for repurchases of up to $25 million of its common stock. During the six months ended June 30, 2019, the Company repurchased 10,396 shares of its common stock for a total cost of $872,000.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $684,000 and $749,000 for the three months ended June 30, 2019 and 2018, respectively. Stock-based compensation totaled $1,108,000 and $1,177,000 for the six months ended June 30, 2019 and 2018, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At June 30, 2019, the Company had $4,520,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate 3-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2019 and for the year ended December 31, 2018.

	June 30, 2019	December 31, 2018
Risk–free interest rate	2.30%	2.46%
Expected volatility	17.4%	16.1%
Expected life, in years	2.3%	3.0%
Expected dividend yield	2.73%	3.29%

The following table summarizes our outstanding stock options for the six months ended June 30, 2019 and for the year ended December 31, 2018.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	1,239,407	$71.19	$–
Options granted	110,265	61.39	–
Options exercised	(68,291)	54.31	–
Options cancelled	(118,000)	72.11	–
Options outstanding at December 31, 2018	1,163,381	71.16	–
Options granted	53,796	77.89	–
Options exercised	(332,852)	71.56	–
Options cancelled	(60,000)	72.94	--
Options outstanding at June 30, 2019	824,325	$71.31	$8,115,000

Options exercisable at June 30, 2019	209,029	$68.05	$2,739,000

Options Outstanding June 30, 2019	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
144,968	60.73	-	62.78	61.81	2.5
679,357	72.94	-	77.92	73.33	2.8
824,325				71.31	2.8

Note 14 – Income Taxes

The income tax provision for the three months ended June 30, 2019 is $4,725,000 (an effective income tax rate of 25.7%). The income tax provision and effective tax rate for the three months ended June 30, 2019 were unfavorably impacted by adjustments to unrecognized tax benefits of $95,000 but were favorably impacted by a tax benefit of $47,000 relating to the exercise of stock options. The income tax provision for the three months ended June 30, 2018 was $7,892,000 (an effective income tax rate of 26.1%). The income tax provision and effective tax rate for the three months ended June 30, 2018 were unfavorably impacted by adjustments to unrecognized tax benefits of $112,000 but was favorably impacted by a tax benefit of $22,000 relating to the exercise of stock options.

The income tax provision for the six months ended June 30, 2019 is $12,117,000 (an effective tax rate of 25.8%). The income tax provision and effective tax rate for the six months ended June 30, 2019 were unfavorably impacted by nondeductible expenses of $105,000 and adjustments to unrecognized tax benefits of $295,000 but were favorably impacted by a tax benefit of $275,000 relating to the exercise of stock options. The income tax provision for the six months ended June 30, 2018 was $8,092,000 (an effective tax rate of 29.4%). The income tax provision and effective tax rate for the six months ended June 30, 2018 were unfavorably impacted by nondeductible expenses of $881,000 (primarily the non-deductible portion of the estimated potential settlement of the Caris HealthCare, L.P. Qui Tam legal matter) or 3.2% of income before taxes for the six months.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2015 (with certain state exceptions).

Note 15 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $97,291,000 and $96,024,000 at June 30, 2019 and December 31, 2018, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

As a result of the terms of our insurance policies and our use of wholly owned limited purpose insurance companies, we have retained significant insurance risk with respect to workers’ compensation and general and professional liability. We consider the professional services of independent actuaries to assist us in estimating our exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and we maintain reserves for these obligations. Such estimates are based on many variables including historical and statistical information and other factors.

Workers’ Compensation

For workers’ compensation, we utilize a wholly owned Tennessee domiciled property/casualty insurance company to write coverage for NHC affiliates and for third–party customers. Policies are written for a duration of twelve months and cover only risks related to workers’ compensation losses. All customers are companies which operate in the senior care industry. Business is written on a direct basis. Direct business coverage is written for statutory limits and the insurance company’s losses in excess of $1,000,000 per claim are covered by reinsurance.

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents. As of June 30, 2019, we and/or our managed centers are currently defendants in 65 such claims.

Insurance coverage for both periods includes both primary policies and excess policies. The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis. For 2018 and 2019, the excess coverage is $9.0 million per occurrence. Additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly owned captive insurance company.

Financing Commitments

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At June 30, 2019, National did not have an outstanding balance on the line of credit.

Nutritional Support Services, L.P., Qui Tam Litigation

On June 19, 2018, a First Amended Complaint was filed naming Nutritional Support Services, L.P. (“NSS”), a wholly owned subsidiary of the Company, as a defendant in the action captioned U.S. ex rel. McClain v. Nutritional Support Services, L.P., No. 6:17-cv-2608-AMQ (D.S.C.), which was filed in the United States District Court for the District of South Carolina. The action alleges that NSS violated the False Claims Act by reporting a National Drug Code (“NDC”) number that did not correspond to the NDC for dispensed prescriptions. On April 16, 2018, the United States filed a Notice of Election to Decline Intervention with respect to the allegations asserted in this action. NSS intends to vigorously defend itself with respect to this action.

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

Forward–Looking Statements

References throughout this document to the Company include National HealthCare Corporation and its wholly owned subsidiaries. In accordance with the Securities and Exchange Commissions “Plain English” guidelines, this Quarterly Report on Form 10–Q has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to National HealthCare Corporation and its wholly–owned subsidiaries and not any other person.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. We operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,510 licensed beds, 26 assisted living facilities, five independent living facilities, one behavioral health hospital and 36 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the six months ending June 30, 2019 was 90.4% compared to 89.5% for the same period a year ago. With the average length of stay decreasing for a skilled nursing patient across the industry, as well as the increased availability of assisted living facilities and home and community-based services, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances to better position ourselves so we are an active participant in the delivery of post-acute healthcare services.

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

On April 24, 2019, CMS announced several changes to the Five-Star Quality Rating System which included updating thresholds for both the staffing and quality components of the system. The new changes include separate ratings for short-stay and long-stay quality of resident care in addition to an overall quality of resident care rating. The measures of long-stay hospitalizations and long-stay emergency department visits were added to the quality component of the rating, and the long-stay physical restraints measure was dropped from the quality component of the rating. The scoring rules for the quality measures changed to give more weight to measures with greater opportunity for improvement. Further, the staffing rating thresholds were changed with CMS placing a strong emphasis on registered nurse (“RN”) staffing.

CMS estimated the changes will cause 47% of all nursing centers to lose stars in their "Quality" ratings and 33% are expected to lose stars in their "Staffing" ratings.  Therefore,  approximately 36% of all nursing centers are expected to lose stars in their "Overall" ratings. As anticipated, the implementation of these changes impacted our overall ratings, as well as everyone in the industry.

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry:

NHC Ratings	June 30, 2019
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	54
Percentage of 4 and 5-star rated skilled nursing facilities	72%
NHC average rating for all skilled nursing facilities, end of period	3.99

Industry Ratings	June 30, 2019
Industry percentage of 4 and 5-star rated skilled nursing facilities	44%
Industry average rating for skilled nursing facilities, end of period	3.05

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
SNF	Bed Addition	30 beds	Springfield, MO	April, 2018
Behavioral Health Hospital	Acquisition	14 beds	Osage Beach, MO	August, 2018
Memory Care	New Facility	60 beds	Farragut, TN	January, 2019
Memory Care	Acquisition	60 beds	St. Peters, MO	June 2019

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $97,291,000 at June 30, 2019 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

For the first six months of 2019, our average Medicare per diem rate for skilled nursing facilities decreased 0.6% as compared to the same period in 2018.

As part of the final rule and effective October 1, 2019, CMS plans to start using a new case-mix model, called the Patient-Driven Payment Model (“PDPM”), which focuses on a resident’s condition and care needs, rather than the amount of care provided to determine reimbursement levels. The PDPM utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physical therapy (“PT”), occupational therapy (“OT”), speech language pathology (“SLP”), nursing and social services and non-therapy ancillary services (“NTA”). It also uses a sixth non-case mix component to cover utilization of skilled nursing facility (“SNF”) resources that do not vary depending on resident characteristics.

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

In July 2019, CMS released its final rule outlining fiscal year 2020 Medicare payment rates and policy changes for skilled nursing facilities, which will begin October 1, 2019. The fiscal year 2020 final rule provided for an approximate net 2.4% increase, or $851 million, compared to fiscal year 2019 levels. This includes a 2.8% market-basket update, offset by a statutorily required 0.4% productivity reduction.  In addition to the pay raise, the fiscal year 2020 final rule includes new guidance on the components of PDPM.  It institutes an expected sub-regulatory process for classification of diseases and corresponding ICD-10 codes, such as when a prior code is split into two new codes.  Also, group therapy was defined and will cover therapy sessions with groups of two to six patients.  The rule also institutes two new quality reporting measures designed to improve interoperability.  Those require providers to document the transfer of health information to other healthcare providers and to document the transfer of health information to the patient.  The agency’s goal is to improve medication management among subsequent providers and discharged patients, especially through the use of electronic medication records.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2019 and for the fiscal year 2020, the state of Tennessee implemented specific individual nursing facility rate increases. We estimate the resulting increase in revenue for the 2020 fiscal year will be approximately $1,680,000 annually, or $420,000 per quarter. Effective July 1, 2018 and for the fiscal year 2019, the state of Tennessee implemented specific individual nursing facility rate increases. The resulting increase in revenue beginning July 1, 2018 was approximately $2,100,000 annually, or $525,000 per quarter.

Effective October 1, 2018 and for the fiscal year 2019, South Carolina implemented specific individual nursing facility rate changes. The resulting increase in revenue beginning October 1, 2018 was approximately $2,200,000 annually, or $550,000 per quarter.

Effective July 1, 2019 and for the fiscal year 2020, the state of Missouri approved a Medicaid rate increase of $.07 per patient day to Missouri skilled nursing providers. The increase per patient day will result in an insignificant increase to revenue for 2020. Effective July 1, 2018 and for the fiscal year 2019, the state of Missouri approved a Medicaid rate increase of $7.76 per patient day to Missouri skilled nursing providers. The resulting increase in revenue beginning July 1, 2018 was approximately $2,000,000 annually, or $500,000 per quarter.

For the first six months of 2019, our average Medicaid per diem increased 3.6% compared to the same period in 2018.

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

On July 11, 2019, CMS released a proposed rule that would set forth the implementation of the PDGM and a 30-day unit of payment as mandated by the Bipartisan Budget Act of 2018 (“BBA”). CMS projects payments to home health agencies in fiscal year 2020 will increase in aggregate by 1.3%, or $250 million, based on proposed policies. The increase reflects the effects of the 1.5% home health payment update percentage as mandated by the BBA and a 0.2% decrease in aggregate payments due to reductions made by the new rural add-on policy, also mandated by the BBA.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$220,887	$14,377	$-	$235,264
Other revenues	242	-	11,645	11,887
Net operating revenues	221,129	14,377	11,645	247,151

Costs and expenses:
Salaries, wages and benefits	130,720	8,480	8,678	147,878
Other operating	60,172	4,674	2,752	67,598
Rent	8,229	489	1,479	10,197
Depreciation and amortization	9,471	61	803	10,335
Interest	319	-	635	954
Total costs and expenses	208,911	13,704	14,347	236,962

Income (loss) from operations	12,218	673	(2,702)	10,189
Non-operating income	-	-	8,272	8,272
Unrealized losses on marketable equity securities	-	-	(54)	(54)

Income before income taxes	$12,218	$673	$5,516	$18,407

	Three Months Ended June 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$215,617	$15,037	$-	$230,654
Other revenues	181	-	11,307	11,488
Net operating revenues	215,798	15,037	11,307	242,142

Costs and expenses:
Salaries, wages and benefits	128,115	8,611	8,740	145,466
Other operating	56,069	4,740	1,780	62,589
Rent	8,267	485	1,520	10,272
Depreciation and amortization	9,571	44	782	10,397
Interest	383	-	870	1,253
Total costs and expenses	202,405	13,880	13,692	229,977

Income (loss) from operations	13,393	1,157	(2,385)	12,165
Non-operating income	-	-	5,654	5,654
Unrealized gains on marketable equity securities	-	-	12,448	12,448

Income before income taxes	$13,393	$1,157	$15,717	$30,267

	Six Months Ended June 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$442,521	$28,854	$-	$471,375
Other revenues	473	-	23,588	24,061
Net operating revenues	442,994	28,854	23,588	495,436

Costs and expenses:
Salaries, wages and benefits	256,821	16,506	15,939	289,266
Other operating	122,801	8,926	5,303	137,030
Rent	16,520	951	2,964	20,435
Depreciation and amortization	19,124	122	1,606	20,852
Interest	668	-	1,212	1,880
Total costs and expenses	415,934	26,505	27,024	469,463

Income (loss) from operations	27,060	2,349	(3,436)	25,973
Non-operating income	-	-	14,273	14,273
Unrealized gains on marketable equity securities	-	-	6,784	6,784

Income before income taxes	$27,060	$2,349	$17,621	$47,030

	Six Months Ended June 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$431,968	$30,378	$-	$462,346
Other revenues	451	-	22,306	22,757
Net operating revenues	432,419	30,378	22,306	485,103

Costs and expenses:
Salaries, wages and benefits	251,495	16,642	17,424	285,561
Other operating	113,904	10,019	3,838	127,761
Rent	16,524	973	3,004	20,501
Depreciation and amortization	19,032	82	1,625	20,739
Interest	780	-	1,713	2,493
Total costs and expenses	401,735	27,716	27,604	457,055

Income (loss) from operations	30,684	2,662	(5,298)	28,048
Non-operating income	-	-	2,589	2,589
Unrealized losses on marketable equity securities	-	-	(3,069)	(3,069)

Income (loss) before income taxes	$30,684	$2,662	$(5,778)	$27,568

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, operating results for the newly constructed healthcare facilities not at full capacity, share-based compensation expense, any gains on the acquisition of equity method investments, and the legal costs and charges related to the settlement of a Qui Tam investigation within our Caris hospice partnership is helpful in allowing investors to more accurately access the Company’s operations.

The operating results for the newly constructed healthcare facilities not at full capacity for the six months ended June 30, 2019 include facilities that began operations from 2017 to 2019 (one skilled nursing facility, two assisted living facilities, and one memory care facility). For the six months ended June 30, 2018, included are facilities that began operations from 2016 to 2018 (two skilled nursing facilities and three assisted living facilities).

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Net income attributable to National Healthcare Corporation	$13,711	$22,461	$34,980	$19,670
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	54	(12,448)	(6,784)	3,069
Gain on acquisition of equity method investment	(1,975)	-	(1,975)	-
Operating results for newly opened facilities not at full capacity	137	500	731	1,056
Share-based compensation expense	684	749	1,108	1,177
Legal costs and charges related to Caris’ legal investigation	-	136	-	8,364
Provision of income taxes on non-GAAP adjustments	284	2,861	1,785	(2,714)
Non-GAAP Net income	$12,895	$14,259	$29,845	$30,622

GAAP diluted earnings per share	$0.89	$1.47	$2.28	$1.29
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	-	(0.61)	(0.34)	0.15
Gain on acquisition of equity method investment	(0.09)	-	(0.09)	-
Operating results for newly opened facilities not at full capacity	0.01	0.02	0.04	0.05
Share-based compensation expense	0.03	0.04	0.05	0.06
Legal costs and charges related to Caris’ legal investigation	-	0.01	-	0.46
Non-GAAP diluted earnings per share	$0.84	$0.93	$1.94	$2.01

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of income as a percentage of net operating revenues for the three months and six months ended June 30, 2019 and 2018.

Percentage of Net Operating Revenues

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net operating revenues:	100.0%	100.0%	100%	100%
Costs and expenses:
Salaries, wages and benefits	59.8	60.1	58.4	58.9
Other operating	27.4	25.9	27.7	26.3
Facility rent	4.1	4.2	4.1	4.2
Depreciation and amortization	4.2	4.3	4.2	4.3
Interest	0.4	0.5	0.4	0.5
Total costs and expenses	95.9	95.0	94.8	94.2
Income from operations	4.1	5.0	5.2	5.8
Non–operating income	3.3	2.3	2.9	0.6
Unrealized gains/losses on marketable equity securities	0.0	5.2	1.4	(0.6)
Income before income taxes	7.4	12.5	9.5	5.8
Income tax provision	(1.9)	(3.3)	(2.4)	(1.7)
Net income	5.5	9.2	7.1	4.1
Net loss attributable to noncontrolling interest	0.0	0.0	0.0	0.0
Net income attributable to stockholders of NHC	5.5	9.2	7.1	4.1

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Results for the quarter ended June 30, 2019 compared to the second quarter of 2018 include a 2.1% increase in net operating revenues and a 39.0% decrease in net income attributable to NHC, in which the decrease was primarily driven by the unrealized gains and losses in our marketable equity securities portfolio. Excluding the unrealized gains in our marketable equity securities portfolio, income before income taxes for the quarter ended June 30, 2019 increased 3.3% compared to the second quarter of 2018.  Also, non-GAAP net income for the three months ended June 30, 2019 was $12,895,000 compared to $14,259,000 for the second quarter of 2018.

Net operating revenues

Net patient revenues increased $4,610,000, or 2.0%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 90.5% compared to an average of 89.3% for the same quarter a year ago. Medicare per diem rates decreased 1.2% and managed care per diem rates decreased 2.2% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 4.1% and 3.6%, respectively, compared to the same quarter a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 0.3% compared to the same quarter a year ago.

Beginning January 1, 2019, the Company’s Institutional Special Needs Plan (“I-SNP”) began offering and providing insurance and healthcare services in the state of Tennessee. Our I-SNP, which is called NHC Advantage, is a managed care insurance company that enrolls Medicare Advantage eligible individuals who are patients in our skilled nursing facilities. We believe the I-SNP will benefit our patients by providing nurse practitioners and care-coordination teams that will continue to enhance the patient-centered experience and our quality of care. We also believe our progressive improvement to patient care will continue to drive positive financial results for the Company. For the three months ended June 30, 2019, the I-SNP increased net patient revenues approximately $3,072,000 compared to the same quarter a year ago.

In August 2018, the Company acquired a controlling ownership interest in a 14-bed behavioral health hospital. For the three months ending June 30, 2019, this hospital increased net patient revenues approximately $1,738,000 compared to the same quarter of a year ago. The Company has opened four assisted living and memory care facilities from the years 2016 to 2019.  These four assisted living and memory care facilities continue to stabilize and increased net patient revenues approximately $1,347,000 for the three months ended June 30, 2019 compared to the same quarter a year ago.  In October 2018, we sold a skilled nursing facility in Madisonville, Kentucky. The sale of this facility decreased net patient revenues for the second quarter of 2019 by $1,612,000 compared to the same quarter of 2018.

Other revenues increased $399,000, or 3.5%, compared to the same quarter last year, as further detailed in Note 4 to our interim condensed consolidated financial statements. The increase in management fee revenue for the three months ended June 30, 2019 compared to the same quarter of 2018 is the primary reason for the increase in other revenues.

Total costs and expenses

Total costs and expenses for the three months ended June 30, 2019 compared to the same quarter of 2018 increased $6,985,000 or 3.0%, to $236,962,000 from $229,977,000.

Salaries, wages and benefits increased $2,412,000, or 1.7%, to $147,878,000 from $145,466,000. Salaries, wages and benefits as a percentage of net operating revenues was 59.8% compared to 60.1% for the three months ended June 30, 2019 and 2018, respectively. The primary reason for salaries, wages and benefits being down as a percentage of net operating revenues is due to the October 2018 sale of the skilled nursing facility in Madisonville, Kentucky.

Other operating expenses increased $5,009,000, or 8.0%, to $67,598,000 for the 2019 period compared to $62,589,000 for the 2018 period. Other operating expenses as a percentage of net operating revenue was 27.4% and 25.9% for the three months ended June 30, 2019 and 2018, respectively. The majority of the increase in other operating expenses for the second quarter of 2019 compared to the second quarter of 2018 is due to the January 1, 2019 start of our I-SNP insurance plan, NHC Advantage. For the three months ended June 30, 2019, the I-SNP increased other operating expenses approximately $2,487,000 compared to the second quarter a year ago. We also experienced unfavorable results within our self-insured accrued risk reserve programs for the three months ended June 30, 2019.  Our self-insured accrued risk reserve programs increased other operating expenses by approximately $1,114,000 for the three months ended June 30, 2019 compared to the second quarter a year ago.  The acquisition of the 14-bed behavioral health hospital in August 2018 contributed $614,000 of the increase in other operating expenses.

The decrease in interest expense is due from our long-term debt being paid down during 2018. At June 30, 2019, we have $55 million outstanding on our credit facility.

Other income (expense)

Non–operating income increased by $2,618,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. The increase in non-operating income is primarily due to the gain of $1,975,000 recorded on the acquisition of the remaining ownership interest in a 60-bed memory care facility in St. Peters, Missouri. We previously held a 25% noncontrolling ownership interest in this memory care facility. Upon acquiring the remaining ownership interest, we properly fair valued the business and our previously held equity position based upon the facility’s fair value.

Income taxes

The income tax provision for the three months ended June 30, 2019 is $4,725,000 (an effective income tax rate of 25.7%). Excluding nondeductible expenses, we expect our corporate income tax rate for 2019 to be approximately 26.0%.

Noncontrolling interest

The noncontrolling interest in subsidiaries is presented within total equity of the Company’s consolidated balance sheets. The company presents the noncontrolling interest and the amount of consolidated net income attributable to NHC in its consolidated statements of operations. The Company’s earnings per share is calculated based on net income attributable to NHC’s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Results for the six months ended June 30, 2019 compared to the first six month of 2018 include a 2.1% increase in net operating revenues and a 77.8% increase in net income attributable to NHC. Excluding the unrealized gains in our marketable equity securities portfolio and the 2018 Caris Qui Tam settlement, income before income taxes for the six months ended June 30, 2019 increased 2.9% compared to the same six-month period in 2018.  Also, non-GAAP net income for the six months ended June 30, 2019 was $29,845,000 compared to $30,622,000 for the six months of 2018.

Net operating revenues

Net patient revenues increased $9,029,000, or 2.0%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the six months ended June 30, 2019 averaged 90.4% compared to an average of 89.5% for the same period a year ago. Medicare per diem rates decreased 0.6%, and managed care per diem rates decreased 1.9% compared to the same six-month period a year ago. Medicaid and private pay per diem rates increased 3.6% and 3.2%, respectively, compared to the same period a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities decreased 3 basis points, or 0.03%, compared to the six months a year ago.

Beginning January 1, 2019, the Company’s Institutional Special Needs Plan (“I-SNP”) began offering and providing insurance and healthcare services in the state of Tennessee. Our I-SNP, which is called NHC Advantage, is a managed care insurance company that enrolls Medicare Advantage eligible individuals who are patients in our skilled nursing facilities. We believe the I-SNP will benefit our patients by providing nurse practitioners and care-coordination teams that will continue to enhance the patient-centered experience and our quality of care. We also believe our progressive improvement to patient care will continue to drive positive financial results for the Company. For the six months ended June 30, 2019, the I-SNP increased net patient revenues approximately $6,740,000 compared to the same period a year ago.

In August 2018, the Company acquired a controlling ownership interest in a 14-bed behavioral health hospital. For the six months ending June 30, 2019, this hospital increased net patient revenues approximately $3,328,000 compared to the same six-month period a year ago. The Company has opened four assisted living and memory care facilities from the years 2016 to 2019.  These four assisted living and memory care facilities continue to stabilize and increased net patient revenues approximately $2,302,000 for the six months ended June 30, 2019 compared to the same period a year ago.  In October 2018, we sold a skilled nursing facility in Madisonville, Kentucky. The sale of this facility decreased net patient revenues for the first six months of 2019 by $3,195,000 compared to the same period of 2018.

Other revenues increased $1,304,000, or 5.7%, compared to the first six months last year, as further detailed in Note 4 to our interim condensed consolidated financial statements. The increase in management fee revenue for the six months ended June 30, 2019 compared to the same period of 2018 is the primary reason for the increase in other revenues.

Total costs and expenses

Total costs and expenses for the first six months of 2019 compared to the first six months of 2018 increased $12,408,000 or 2.7%, to $469,463,000 from $457,055,000.

Salaries, wages and benefits increased $3,705,000, or 1.3%, to $289,266,000 from $285,561,000. Salaries, wages and benefits as a percentage of net operating revenues was 58.4% compared to 58.9% for the six months ended June 30, 2019 and 2018, respectively. The primary reason for salaries, wages and benefits being down as a percentage of net operating revenues is due to the October 2018 sale of the skilled nursing facility in Madisonville, Kentucky.

Other operating expenses increased $9,269,000, or 7.3%, to $137,030,000 for the 2019 period compared to $127,761,000 for the 2018 period. Other operating expenses as a percentage of net operating revenue was 27.7% compared to 26.3% for the six months ended June 30, 2019 and 2018, respectively. The increase in other operating expenses for the first six months of 2019 compared to the first six months of 2018 is due to the January 1, 2019 start of our I-SNP insurance plan, NHC Advantage. For the six months ended June 30, 2019, the I-SNP increased other operating expenses approximately $5,440,000 compared to the same period a year ago. We also experienced unfavorable results within our self-insured accrued risk reserve programs for the six months ended June 30, 2019.  Our self-insured accrued risk reserve programs increased other operating expenses by approximately $1,476,000 for the six months ended June 30, 2019 compared to the same period a year ago.  The acquisition of the 14-bed behavioral health hospital in August 2018 contributed $1,221,000 of the increase in other operating expenses.

The decrease in interest expense is due from our long-term debt being paid down during 2018. At June 30, 2019, we have $55 million outstanding on our credit facility.

Other income (expense)

Non–operating income increased by $11,684,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. The increase in non-operating income is due from our equity in earnings investment in our Caris hospice operations. During the first quarter of 2018, Caris recorded a charge to earnings of $8,500,000 for the settlement of a Qui Tam investigation, of which 75.1% is included in the Company’s earnings. In total, with the $8.5 million settlement and legal expenses, Caris’ earnings negatively impacted NHC’s non-operating income by $8,364,000 for the first six months of 2018.

Additionally, the increase in non-operating income for the six months ended June 30, 2019 is partly due to the gain of $1,975,000 on the acquisition of the remaining ownership interest in a 60-bed memory care facility in St. Peters, Missouri. We previously held a 25% noncontrolling ownership interest in this memory care facility. Upon acquiring the remaining ownership interest, we properly fair valued the business and our previously held equity position based upon the facility’s fair value.

Income taxes

The income tax provision for the six months ended June 30, 2019 is $12,117,000 (an effective income tax rate of 25.8%). Excluding nondeductible expenses, we expect our corporate income tax rate for 2019 to be approximately 26.0%.

Noncontrolling interest

The noncontrolling interest in subsidiaries is presented within total equity of the Company’s consolidated balance sheets. The company presents the noncontrolling interest and the amount of consolidated net income attributable to NHC in its consolidated statements of operations. The Company’s earnings per share is calculated based on net income attributable to NHC’s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended June 30		Six Month Change
	2019	2018	$	%
Cash, cash equivalents, restricted cash and restricted cash equivalents, at beginning of period	$54,920	$67,421	$(12,501)	(18.5)

Cash provided by operating activities	39,172	49,373	(10,201)	(20.7)

Cash used in investing activities	(11,370)	(16,802)	5,432	32.3

Cash used in financing activities	(16,816)	(31,121)	14,305	46.0

Cash, cash equivalents, restricted cash and restricted cash equivalents, at end of period	$65,906	$68,871	$(2,965)	(4.3)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2019 was $39,172,000 as compared to $49,373,000 in the same period last year. Cash provided by operating activities consisted of net income of $34,913,000 and adjustments for non–cash items of $9,694,000. There was cash used for working capital needs in the amount of $8,044,000 for the six months ended June 30, 2019 compared to $1,012,000 for the same period a year ago. We also received cash distributions from our unconsolidated investments of $2,609,000 during the six months ended June 30, 2019 compared to $3,741,000 for the same period a year ago.

Investing Activities

Net cash used in investing activities totaled $11,370,000 for the six months ended June 30, 2019 compared to $16,802,000 for the six months ended June 30, 2018. Cash used for property and equipment additions was $13,989,000 and $15,456,000 for the six months ended June 30, 2019 and 2018, respectively. Cash was also used in the acquisition of an equity method investment (St. Peters Memory Care) for the six months ended June 30, 2019 of $15,589,000.  Investments in notes receivable were $5,312,000 and $0 for the six months ended June 30, 2019 and 2018, respectively.  Additionally, the Company collected notes receivable of $660,000 and $800,000 for the six months ended June 30, 2019 and 2018, respectively. Sales of restricted marketable securities, net of purchases, resulted in cash of $23,216,000 for the six months ended June 30, 2019 compared to purchases of restricted marketable securities, net of sales, of $2,146,000 for the six months ended June 30, 2018.

Financing Activities

Net cash used in financing activities totaled $16,816,000 and $31,121,000 for the six months ending June 30, 2019 and 2018, respectively. Cash used for dividend payments to common stockholders totaled $15,275,000 in the current year period compared to $14,602,000 for the same period a year ago. In the current period, $1,383,000 was provided by the issuance of common stock compared to $1,327,000 in the prior year period. In the current period, repurchases of common stock totaled $872,000 compared to $867,000 in the prior period. In the prior year period, cash of $15,000,000 was used for principal payments on the Company’s credit facility.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $29,746,000, marketable equity securities of $147,007,000, and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $29,746,000, marketable equity securities of $147,007,000 and our borrowing capacity on the credit facility. At June 30, 2019, the outstanding balance on the credit facility is $55,000,000; therefore, leaving $55,000,000 available for future borrowings. The maturity date on the credit facility is October 7, 2020. The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

Commitment and Contingencies

Nutritional Support Services, L.P., Qui Tam Litigation

On June 19, 2018, a First Amended Complaint was filed naming Nutritional Support Services, L.P. (“NSS”), a wholly owned subsidiary of the Company, as a defendant in the action captioned U.S. ex rel. McClain v. Nutritional Support Services, L.P., No. 6:17-cv-2608-AMQ (D.S.C.), which was filed in the United States District Court for the District of South Carolina. The action alleges that NSS violated the False Claims Act by reporting a National Drug Code (“NDC”) number that did not correspond to the NDC for dispensed prescriptions. The plaintiffs are seeking unspecified damages. On April 16, 2018, the United States filed a Notice of Election to Decline Intervention with respect to the allegations asserted in this action. NSS intends to vigorously defend itself with respect to this action.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At June 30, 2019, we have available for sale marketable debt securities in the amount of $155,571,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of June 30, 2019, the Company has $55,000,000 of long–term debt that bears interest at variable interest rates. Based on our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $550,000.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At June 30, 2019, the fair value of our marketable equity securities is approximately $147,007,000. Of the $147.0 million equity securities portfolio, our investment in NHI comprises approximately $127.2 million, or 87%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $14.7 million. At June 30, 2019, our equity securities had unrealized gains of $116.8 million. Of the $116.8 million of unrealized gains, $102.5 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 15 of this Form 10–Q.

Item 1A.	Risk Factors.

During the six months ended June 30, 2019, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2018.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 8, 2019	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: August 8, 2019	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)