Form 10-Q
period 2019-09-30
NATIONAL HEALTHCARE CORP
filed 2019-11-05
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

Large Accelerated filer ☒	Accelerated filer ☐

Non–accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

15,318,890 shares of common stock of the registrant were outstanding as of November 1, 2019.

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common, $0.01 par value	NHC	NYSE American

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Revenues:
Net patient revenues	$235,090	$234,827	$706,465	$697,173
Other revenues	11,977	11,499	36,038	34,256
Net operating revenues	247,067	246,326	742,503	731,429

Cost and expenses:
Salaries, wages and benefits	152,175	149,188	441,441	434,749
Other operating	66,730	64,507	203,760	192,268
Facility rent	10,167	10,190	30,602	30,691
Depreciation and amortization	10,663	10,437	31,515	31,176
Interest	764	1,170	2,644	3,663
Total costs and expenses	240,499	235,492	709,962	692,547

Income from operations	6,568	10,834	32,541	38,882

Other income:
Non–operating income	6,663	8,467	20,936	11,056
Unrealized gains on marketable equity securities	9,312	3,486	16,096	417

Income before income taxes	22,543	22,787	69,573	50,355
Income tax provision	(3,167)	(1,700)	(15,284)	(9,792)
Net income	19,376	21,087	54,289	40,563
Net loss attributable to noncontrolling interest	85	55	152	249

Net income attributable to National HealthCare Corporation	$19,461	$21,142	$54,441	$40,812

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$1.27	$1.39	$3.57	$2.68
Diluted	$1.27	$1.39	$3.55	$2.68

Basic	15,275,709	15,225,654	15,267,250	15,221,217
Diluted	15,373,617	15,242,086	15,350,308	15,230,692

Dividends declared per common share	$0.52	$0.50	$1.54	$1.48

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Net income	$19,376	$21,087	$54,289	$40,563

Other comprehensive income (loss):
Unrealized gains (losses) on investments in restricted marketable debt securities	855	(180)	7,049	(3,772)
Reclassification adjustment for realized (gains) losses on sale of securities	(117)	7	(117)	(18)
Income tax benefit (expense) related to items of other comprehensive income	(155)	36	(1,456)	795
Other comprehensive income (loss), net of tax	583	(137)	5,476	(2,995)

Net loss attributable to noncontrolling interest	85	55	152	249

Comprehensive income attributable to National HealthCare Corporation	$20,044	$21,005	$59,917	$37,817

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2019	December 31, 2018
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$59,261	$43,247
Restricted cash and cash equivalents, current portion	7,114	9,967
Marketable equity securities	156,319	140,223
Restricted marketable debt securities, current portion	21,222	18,676
Accounts receivable	92,040	97,274
Inventories	7,774	7,470
Prepaid expenses and other assets	3,674	3,863
Notes receivable, current portion	1,456	1,289
Federal income tax receivable	2,330	-
Total current assets	351,190	322,009

Property and Equipment:
Property and equipment, at cost	1,010,629	979,088
Accumulated depreciation and amortization	(471,025)	(444,438)
Net property and equipment	539,604	534,650

Other Assets:
Restricted cash and cash equivalents, less current portion	1,707	1,706
Restricted marketable securities, less current portion	128,335	153,917
Deposits and other assets	5,636	5,602
Operating lease right-of-use assets	208,785	-
Goodwill	20,995	20,995
Notes receivable, less current portion	13,992	9,707
Investments in unconsolidated companies	36,987	32,362
Total other assets	416,437	224,289
Total assets	$1,307,231	$1,080,948

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$18,693	$19,759
Finance lease obligations, current portion	4,104	3,924
Operating lease liabilities, current portion	23,988	-
Accrued payroll	59,497	67,618
Amounts due to third party payors	15,911	16,108
Accrued risk reserves, current portion	28,335	28,643
Other current liabilities	22,594	14,249
Dividends payable	7,966	7,623
Total current liabilities	181,088	157,924

Long–term debt	30,000	55,000
Finance lease obligations, less current portion	16,028	19,128
Operating lease liabilities, less current portion	184,797	-
Accrued risk reserves, less current portion	69,944	67,381
Refundable entrance fees	7,394	8,078
Obligation to provide future services	2,172	2,172
Deferred income taxes	26,193	18,550
Other noncurrent liabilities	13,765	15,204
Deferred revenue	3,819	3,054
Total liabilities	535,200	346,491

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,318,790 and 15,255,002 shares, respectively, issued and outstanding	153	153
Capital in excess of par value	221,394	219,435
Retained earnings	547,292	516,435
Accumulated other comprehensive income (loss)	2,731	(2,745)
Total National HealthCare Corporation stockholders’ equity	771,570	733,278
Noncontrolling interest	461	1,179
Total equity	772,031	734,457
Total liabilities and equity	$1,307,231	$1,080,948

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30
	2019	2018
Cash Flows From Operating Activities:
Net income	$54,289	$40,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,515	31,176
Equity in (earnings) losses of unconsolidated investments	(7,548)	1,860
Distributions from unconsolidated investments	3,884	3,830
Unrealized gains on marketable equity securities	(16,096)	(417)
Gains on sale of restricted marketable debt securities	(117)	(18)
Gain on acquisition of equity method investment	(1,975)	(2,050)
Deferred income taxes	6,187	1,067
Stock–based compensation	1,448	1,538
Changes in operating assets and liabilities:
Accounts receivable	5,234	613
Income tax receivable	(2,330)	3,262
Inventories	(304)	(437)
Prepaid expenses and other assets	169	(1,336)
Trade accounts payable	(1,066)	3,319
Accrued payroll	(8,121)	(8,615)
Amounts due to third party payors	(197)	207
Accrued risk reserves	2,241	2,668
Other current liabilities	8,345	262
Other noncurrent liabilities	(1,439)	(1,092)
Deferred revenue	765	666
Net cash provided by operating activities	74,884	77,066
Cash Flows From Investing Activities:
Additions to property and equipment	(19,670)	(22,708)
Acquisition of equity method investment	(15,589)	(527)
(Investments in)/distributions from unconsolidated investments	(197)	376
Investments in notes receivable	(5,462)	-
Collections of notes receivable	1,010	1,180
Purchases of restricted marketable debt securities	(11,187)	(9,950)
Sales of restricted marketable debt securities	41,272	4,539
Net cash used in investing activities	(9,823)	(27,090)
Cash Flows From Financing Activities:
Principal payments on debt	(25,000)	(25,000)
Principal payments under finance lease obligations	(2,920)	(2,751)
Dividends paid to common stockholders	(23,240)	(22,214)
Distributions attributable to noncontrolling interest	(566)	-
Issuance of common shares	1,383	1,327
Repurchase of common shares	(872)	(867)
Entrance fee refunds	(684)	(159)
Net cash used in financing activities	(51,899)	(49,664)
Net Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	13,162	312
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	54,920	67,421
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$68,082	$67,733

Balance Sheet Classifications:
Cash and cash equivalents	$59,261	$55,599
Restricted cash and cash equivalents	8,821	12,134
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$68,082	$67,733

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of Par	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Value	Earnings	Income	Interest	Equity
Balance at January 1, 2019	15,255,002	$153	$219,435	$516,435	$(2,745)	$1,179	$734,457
Net income attributable to National HealthCare Corporation	–	–	–	21,269	–	–	21,269
Net loss attributable to noncontrolling interest	–	–	–	–	–	(38)	(38)
Other comprehensive income	–	–	–	–	2,548	–	2,548
Stock–based compensation	–	–	424	–	–	–	424
Shares sold – options exercised	59,384	–	579	–	–	–	579
Repurchase of common shares	(10,396)	–	(872)	–	–	–	(872)
Dividends declared to common stockholders ($0.50 per share)	–	–	–	(7,652)	–	–	(7,652)
Balance at March 31, 2019	15,303,990	$153	$219,566	$530,052	$(197)	$1,141	750,715

Net income attributable to National HealthCare Corporation	–	–	–	13,711	–	–	13,711
Net loss attributable to noncontrolling interest	–	–	–	–	–	(29)	(29)
Distributions attributable to noncontrolling interest	–	–	–	–	–	(17)	(17)
Other comprehensive income	–	–	–	–	2,345	–	2,345
Stock–based compensation	–	–	684	–	–	–	684
Shares sold – options exercised	14,800	–	804	–	–	–	804
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,966)	–	–	(7,966)
Balance at June 30, 2019	15,318,790	$153	$221,054	$535,797	$2,148	$1,095	$760,247

Net income attributable to National HealthCare Corporation	–	–	–	19,461	–	–	19,461
Net loss attributable to noncontrolling interest	–	–	–	–	–	(85)	(85)
Distributions attributable to noncontrolling interest	–	–	–	–	–	(549)	(549)
Other comprehensive income	–	–	–	–	583	–	583
Stock–based compensation	–	–	340	–	–	–	340
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,966)	–	–	(7,966)
Balance at September 30, 2019	15,318,790	$153	$221,394	$547,292	$2,731	$461	$772,031

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity, continued

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of Par	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Value	Earnings	Income	Interest	Equity
Balance at January 1, 2018	15,212,133	$152	$215,659	$419,423	$67,504	$694	$703,432
Reclassification due to new accounting standards	–	–	–	68,201	(68,201)	–	–
Net loss attributable to National HealthCare Corporation	–	–	–	(2,791)	–	–	(2,791)
Net loss attributable to noncontrolling interest	–	–	–	–	–	(108)	(108)
Other comprehensive loss	–	–	–	–	(2,219)	–	(2,219)
Stock–based compensation	–	–	428	–	–	–	428
Shares sold – options exercised	21,906	–	1,067	–	–	–	1,067
Repurchase of common shares	(14,506)	–	(867)	–	–	–	(867)
Dividends declared to common stockholders ($0.48 per share)	–	–	–	(7,305)	–	–	(7,305)
Balance at March 31, 2018	15,219,533	$152	$216,287	$477,528	$(2,916)	$586	691,637

Net income attributable to National HealthCare Corporation	–	–	–	22,461	–	–	22,461
Net loss attributable to noncontrolling interest	–	–	–	–	–	(86)	(86)
Other comprehensive loss	–	–	–	–	(639)	–	(639)
Stock–based compensation	–	–	749	–	–	–	749
Shares sold – options exercised	6,121	–	260	–	–	–	260
Dividends declared to common stockholders ($0.50 per share)	–	–	–	(7,612)	–	–	(7,612)
Balance at June 30, 2018	15,225,654	$152	$217,296	$492,377	$(3,555)	$500	$706,770

Net income attributable to National HealthCare Corporation	–	–	–	21,142	–	–	21,142
Net loss attributable to noncontrolling interest	–	–	–	–	–	(55)	(55)
Equity contributed by noncontrolling interest						750	750
Other comprehensive loss	–	–	–	–	(137)	–	(137)
Stock–based compensation	–	–	361	–	–	–	361
Dividends declared to common stockholders ($0.50 per share)	–	–	–	(7,613)	–	–	(7,613)
Balance at September 30, 2018	15,225,654	$152	$217,657	$505,906	$(3,692)	$1,195	$721,218

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2019, we operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,510 licensed beds, 26 assisted living facilities, five independent living facilities, one behavioral health hospital, and 36 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a noncontrolling ownership interest in a hospice care business that services NHC owned skilled nursing facilities and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

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

The Company adopted the standard as of January 1, 2019, electing the transition method that allows us to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. We did not have a cumulative adjustment to retained earnings. The interim condensed consolidated financial statements for the period ending September 30, 2019, are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy.

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

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 adds to U.S GAAP an impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact this standard will have on our consolidated financial statements, policies and procedures, and internal control framework.

Net Patient Revenues and Accounts Receivable

Net patient revenues are derived from services rendered to patients for skilled and intermediate nursing, rehabilitation therapy, assisted and independent living, and home health care services. Net patient revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient services. These amounts are due from patients, governmental programs, and other third-party payors, and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors. Contractual adjustments are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. For the three months and nine months ended September 30, 2019, bad debt expense was $827,000 and $2,866,000, respectively. For the three months and nine months ended September 30, 2018, bad debt expense was $1,098,000 and $3,121,000, respectively. As of September 30, 2019, and December 31, 2018, the Company has recorded allowance for doubtful accounts of $5,727,000 and $4,610,000, respectively, as our best estimate of probable losses inherent in the accounts receivable balance.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $7,170,000 and $18,991,000 for the three months and nine months ended September 30, 2019, respectively. General and administrative costs were $7,805,000 and $21,056,000 for the three months and nine months ended September 30, 2018, respectively.

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

Finance leases are recorded at cost. Finance leases are amortized in accordance with the provision codified within ASC Topic 842, Leases. Amortization of finance lease assets is included in depreciation and amortization expense.

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

Professional liability remains an area of particular concern to us. The long-term care industry has seen an increase in personal injury/wrongful death claims based on alleged negligence by skilled nursing facilities and their employees in providing care to residents. The Company has been, and continues to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment. A significant increase in the number of these claims, or an increase in the amounts due as a result of these claims could have a material adverse effect on our consolidated financial position, results of operations and cash flows. It is also possible that future events could cause us to make significant adjustments or revisions to these reserve estimates and cause our reported net income to vary significantly from period to period.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarily determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as non-current liabilities in our consolidated balance sheets. As of September 30, 2019, and December 31, 2018, we have recorded a refundable entrance fee in the amount of $7,394,000 and $8,078,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. As of September 30, 2019, and December 31, 2018, we have recorded a future service obligation in the amount of $2,172,000.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018
Net patient revenues:
Inpatient services	$222,246	$220,099	$664,768	$652,066
Homecare	12,844	14,728	41,697	45,107
Total net patient revenue	$235,090	$234,827	$706,465	$697,173

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
Source	2019	2018	2019	2018
Medicare	32%	34%	33%	35%
Managed Care	12%	12%	12%	12%
Medicaid	28%	27%	27%	26%
Private Pay and Other	28%	27%	28%	27%
Total	100%	100%	100%	100%

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

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $15,911,000 and $16,108,000 as of September 30, 2019 and December 31, 2018, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018
Rental income	$5,678	$5,548	$16,963	$16,633
Management and accounting services fees	4,520	3,818	13,567	11,265
Insurance services	1,528	1,716	4,667	5,362
Other	251	417	841	996
Total other revenues	$11,977	$11,499	$36,038	$34,256

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 7 – Long Term Leases.

The following table sets forth the undiscounted cash flows for future minimum lease payments receivable for leases in effect at September 30, 2019 (in thousands):

2020	$22,002
2021	22,774
2022	22,931
2023	22,774
2024	22,730
Thereafter	28,633
Total future minimum lease payments	$141,844

Management Fees from National

We manage five skilled nursing facilities owned by National. For the three months and nine months ended September 30, 2019, we recognized management fees and interest on management fees of $1,543,000 and $4,748,000 from these centers, respectively. For the three months and nine months ended September 30, 2018, we recognized management fees and interest on management fees of $1,087,000 and $3,140,000 from these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2019 were $866,000 and $2,656,000, respectively. For the three and nine months ended September 30, 2018, the workers’ compensation premium revenues reflected in the interim condensed consolidated statements of operations were $1,043,000 and $3,342,000, respectively. Associated losses and expenses are reflected in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2019 were $662,000 and $2,011,000, respectively. For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2018 were $673,000 and $2,020,000, respectively. Associated losses and expenses including those for self–insurance claims are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018
Equity in earnings (losses) of unconsolidated investments	$2,747	$2,724	$7,548	$(1,860)
Dividends and net realized gains on sales of securities	2,049	1,777	5,911	5,374
Interest income	1,867	1,916	5,502	5,492
Gain on acquisition of equity method investment	-	2,050	1,975	2,050
Total non-operating income	$6,663	$8,467	$20,936	$11,056

Gain on Acquisition of Equity Method Investments

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

In July 2018, the Company expanded its operations through an acquisition of additional ownership resulting in a controlling financial interest of a 14-bed geriatric psychiatric hospital in Osage Beach, Missouri.  We previously held a noncontrolling interest and accounted for the hospital as an equity method investment.  Upon acquiring a controlling financial interest, the Company fair valued its previously held equity interest as of the acquisition date.  This remeasurement of our equity interest at fair value resulted in a gain of $2,050,000 during the third quarter of 2018.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$222,246	$12,844	$-	$235,090
Other revenues	199	-	11,778	11,977
Net operating revenues	222,445	12,844	11,778	247,067

Costs and expenses:
Salaries, wages and benefits	133,949	8,630	9,596	152,175
Other operating	60,800	4,267	1,663	66,730
Rent	8,234	450	1,483	10,167
Depreciation and amortization	9,666	61	936	10,663
Interest	312	-	452	764
Total costs and expenses	212,961	13,408	14,130	240,499

Income (loss) from operations	9,484	(564)	(2,352)	6,568
Non-operating income	-	-	6,663	6,663
Unrealized gains on marketable equity securities	-	-	9,312	9,312

Income (loss) before income taxes	$9,484	$(564)	$13,623	$22,543

	Three Months Ended September 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$220,099	$14,728	$-	$234,827
Other revenues	136	-	11,363	11,499
Net operating revenues	220,235	14,728	11,363	246,326

Costs and expenses:
Salaries, wages and benefits	131,418	8,367	9,403	149,188
Other operating	57,371	4,797	2,339	64,507
Rent	8,255	488	1,447	10,190
Depreciation and amortization	9,570	55	812	10,437
Interest	369	-	801	1,170
Total costs and expenses	206,983	13,707	14,802	235,492

Income (loss) from operations	13,252	1,021	(3,439)	10,834
Non-operating income	-	-	8,467	8,467
Unrealized gains on marketable equity securities	-	-	3,486	3,486

Income before income taxes	$13,252	$1,021	$8,514	$22,787

	Nine Months Ended September 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$664,768	$41,697	$-	$706,465
Other revenues	672	-	35,366	36,038
Net operating revenues	665,440	41,697	35,366	742,503

Costs and expenses:
Salaries, wages and benefits	390,770	25,136	25,535	441,441
Other operating	183,602	13,193	6,965	203,760
Rent	24,754	1,400	4,448	30,602
Depreciation and amortization	28,790	183	2,542	31,515
Interest	979	-	1,665	2,644
Total costs and expenses	628,895	39,912	41,155	709,962

Income (loss) from operations	36,545	1,785	(5,789)	32,541
Non-operating income	-	-	20,936	20,936
Unrealized gains on marketable equity securities	-	-	16,096	16,096

Income before income taxes	$36,545	$1,785	$31,243	$69,573

	Nine Months Ended September 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$652,066	$45,107	$-	$697,173
Other revenues	588	-	33,668	34,256
Net operating revenues	652,654	45,107	33,668	731,429

Costs and expenses:
Salaries, wages and benefits	382,913	25,009	26,827	434,749
Other operating	171,275	14,816	6,177	192,268
Rent	24,780	1,460	4,451	30,691
Depreciation and amortization	28,602	137	2,437	31,176
Interest	1,149	-	2,514	3,663
Total costs and expenses	608,719	41,422	42,406	692,547

Income (loss) from operations	43,935	3,685	(8,738)	38,882
Non-operating income	-	-	11,056	11,056
Unrealized gains on marketable equity securities	-	-	417	417

Income before income taxes	$43,935	$3,685	$2,735	$50,355

Note 7 – Long-Term Leases

The Company’s lease portfolio primarily consists of finance and operating real estate leases for certain skilled nursing facilities, assisted and independent living facilities, homecare offices, and pharmacy warehouses. The original terms of the leases typically range from two to fifteen years. Several of the real estate leases include renewal options which vary in length and may not include specific rent renewal amounts. We determine if an arrangement is a lease at the inception of a contract. We determine the lease term by assuming exercise of renewal options that are reasonably certain to be exercised.

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

Operating Leases with NHI

At September 30, 2019, we leased from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator.

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

Base rent expense under both NHI lease agreements totals $34,200,000 annually. Percentage rent under the leases is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent expense under both leases was $965,000 and $928,000 for the three months ended September 30, 2019 and 2018, respectively. Percentage rent expense under both leases was $2,895,000 and $2,784,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Lease Classification

At September 30, 2019, the Company recorded the following on the condensed consolidated balance sheets (in thousands):

Right-of-Use Assets	Balance Sheet Classification	September 30, 2019
Finance lease assets	Net property and equipment	$17,143
Operating lease right-of-use assets	Operating lease right-of-use assets	208,785
Total		$225,928

Lease Liabilities	Balance Sheet Classification	September 30, 2019
Current:
Finance lease liabilities	Finance lease obligations, current portion	$4,104
Operating lease liabilities	Operating lease liabilities, current portion	23,988
Noncurrent:
Finance lease liabilities	Finance lease obligations, less current portion	16,028
Operating lease liabilities	Operating lease liabilities, less current portion	184,797
Total		$228,917

Weighted-average remaining lease terms and discount rates at September 30, 2019 were as follows:

Weighted-average remaining lease terms (in years)
Finance	4.4
Operating	7.4

Weighted-average discount rate
Finance	6.0%
Operating	6.0%

Lease Costs

For the three and nine months ended September 30, 2019, the lease costs recorded in the condensed consolidated statement of operations are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease costs:
Depreciation of leased assets	$962	$2,911
Interest of lease liabilities	319	1,001
Total finance lease costs	1,281	3,912

Operating lease costs:
Operating lease costs	8,944	27,034
Variable lease costs	965	2,895
Short-term lease costs	258	673
Total operating lease costs	10,167	30,602

Total lease costs	$11,448	$34,514

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of September 30, 2019 (in thousands):

	Finance Leases	Operating Leases
2020	$5,200	$35,674
2021	5,200	35,326
2022	5,200	35,015
2023	5,200	34,489
2024	2,167	34,345
Thereafter	-	82,711
Total minimum lease payments	$22,967	$257,560
Less: amounts representing interest	(2,835)	(48,775)
Present value of future minimum lease payments	20,132	208,785
Less: current portion	(4,104)	(23,988)
Noncurrent lease liabilities	$16,028	$184,797

Tab
le of Contents

Other

Supplemental cash flow data for the nine months ended September 30, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$27,034
Operating cash flows for finance leases	1,001
Financing cash flows for finance leases	2,920

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Basic:
Weighted average common shares outstanding	15,275,709	15,225,654	15,267,250	15,221,217
Net income attributable to National HealthCare Corporation	$19,461	$21,142	$54,441	$40,812
Earnings per common share, basic	$1.27	$1.39	$3.57	$2.68

Diluted:
Weighted average common shares outstanding	15,275,709	15,225,654	15,267,250	15,221,217
Effects of dilutive instruments	97,908	16,432	83,058	9,475
Weighted average common shares outstanding	15,373,617	15,242,086	15,350,308	15,230,692

Net income attributable to National HealthCare Corporation	$19,461	$21,142	$54,441	$40,812
Earnings per common share, diluted	$1.27	$1.39	$3.55	$2.68

In the above table, options to purchase 1,048,275 shares of our common stock have been excluded for the nine months ended September 30, 2018 due to their anti–dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following (in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$156,319	$30,176	$140,223
Restricted investments available for sale:
Corporate debt securities	62,584	64,683	69,439	67,632
Asset-based securities	57,451	58,454	62,772	62,068
U.S. Treasury securities	13,088	13,211	22,038	21,457
State and municipal securities	12,976	13,209	21,818	21,436
	$176,275	$305,876	$206,243	$312,816

Included in the marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2019			December 31, 2018
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$134,349	1,630,642	$24,734	$123,179

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$11,139	$11,153	$11,448	$11,401
1 to 5 years	90,140	92,120	98,487	97,430
6 to 10 years	44,820	46,284	64,932	62,527
Over 10 years	-	-	1,200	1,235
	$146,099	$149,557	$176,067	$172,593

Gross unrealized gains related to marketable equity securities are $126,149,000 and $110,081,000 as of September 30, 2019 and December 31, 2018, respectively. Gross unrealized losses related to marketable equity securities are $6,000 and $34,000 as of September 30, 2019 and December 31, 2018, respectively. For the three months and nine months ended September 30, 2019, the Company recognized net unrealized gains of $9,312,000 and $16,096,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statement of operations. For the three and nine months ended September 30, 2018, the Company recognized net unrealized gains of $3,486,000 and $417,000, respectively, for the change in market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale debt securities are $3,568,000 and $335,000 as of September 30, 2019 and December 31, 2018, respectively. Gross unrealized losses related to available for sale debt securities are $110,000 and $3,809,000 as of September 30, 2019 and December 31, 2018, respectively.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the nine months ended September 30, 2019 or for the year ended December 31, 2018.

Proceeds from the sale of available for sale debt securities during the nine months ended September 30, 2019 and 2018 were $41,272,000 and $4,539,000, respectively. Investment gains of $117,000 and $18,000 were realized on these sales during the nine months ended September 30, 2019 and 2018, respectively. No sales were reported for marketable equity securities for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2019 and December 31, 2018 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2019	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$59,261	$59,261	$–	$–
Restricted cash and cash equivalents	8,821	8,821	–	–
Marketable equity securities	156,319	156,319	–	–
Corporate debt securities	64,683	48,941	15,742	–
Mortgage–backed securities	58,454	–	58,454	–
U.S. Treasury securities	13,211	13,211	–	–
State and municipal securities	13,209	–	13,209	–
Total financial assets	$373,958	$286,553	$87,405	$–

	Fair Value Measurements Using
December 31, 2018	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$43,247	$43,247	$–	$–
Restricted cash and cash equivalents	11,673	11,673	–	–
Marketable equity securities	140,223	140,223	–	–
Corporate debt securities	67,632	47,921	19,711	–
Asset - backed securities	62,068	–	62,068	–
U.S. Treasury securities	21,457	21,457	–	–
State and municipal securities	21,436	–	21,436	–
Total financial assets	$367,736	$264,521	$103,215	$–

Note 11 – Long–Term Debt

Long–term debt consists of the following:

	Weighted Average Interest Rate	Maturity	September 30, 2019	December 31, 2018
	Variable		(dollars in thousands)
Credit facility, interest payable monthly	3.5%	2020	$30,000	$55,000
Less current portion			–	–
Total long-term debt			$30,000	$55,000

During the third quarter of 2019, the Company lowered the available borrowing capacity of the credit facility from $110,000,000 to $60,000,000. The credit facility has a maturity date of October 2020. Loans bear interest at either (i) LIBOR plus 1.40% or (ii) the base rate plus 0.40%.

Note 12 - Stock Repurchase Program

In August 2019, the Board of Directors authorized a common stock purchase program. The program will allow for repurchases of up to $25 million of its common stock. No repurchases have been made under this plan. Under the previous plan which expired on August 31, 2018, the Company repurchased 10,396 shares of its common stock for a total cost of $872,000.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $340,000 and $361,000 for the three months ended September 30, 2019 and 2018, respectively. Stock-based compensation totaled $1,448,000 and $1,538,000 for the nine months ended September 30, 2019 and 2018, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At September 30, 2019, the Company had $3,981,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate three-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2019 and for the year ended December 31, 2018.

	September 30, 2019	December 31, 2018
Risk–free interest rate	2.30%	2.46%
Expected volatility	17.4%	16.1%
Expected life, in years	2.3	3.0
Expected dividend yield	2.73%	3.29%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2019 and for the year ended December 31, 2018.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	1,239,407	$71.19	$–
Options granted	110,265	61.39	–
Options exercised	(68,291)	54.31	–
Options cancelled	(118,000)	72.11	–
Options outstanding at December 31, 2018	1,163,381	71.16	–
Options granted	53,628	77.89	–
Options exercised	(332,852)	71.56	–
Options cancelled	(85,000)	72.94	--
Options outstanding at September 30, 2019	799,157	$71.25	$8,468,000

Options exercisable at September 30, 2019	209,029	$68.05	$2,885,000

Options Outstanding September 30, 2019	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
144,968	60.73	-	62.78	61.81	2.3
654,189	72.94	-	77.92	73.35	2.6
799,157				71.25	2.5

Note 14 – Income Taxes

The income tax provision for the three months ended September 30, 2019 is $3,167,000 (an effective income tax rate of 14.0%). The income tax provision and effective tax rate for the three months ended September 30, 3019 were favorably impacted by the following: (1) a tax benefit of $2,064,000 related to statute of limitation expirations; and (2) a tax benefit of $793,000 related to a provision to return adjustment on the Company’s 2018 federal and state income tax returns. The income tax provision for the three months ended September 30, 2018 was $1,700,000 (an effective income tax rate of 7.5%). The income tax provision and effective tax rate for the three months ended September 30, 2018 were favorably impacted by the following: (1) a tax benefit of $547,000 related to the gain on acquisition of equity method investment; (2) a tax benefit of $2,222,000 related to statute of limitation expirations; and (3) a tax benefit of $1,434,000 related to a provision to return adjustment on the Company’s 2017 federal and state tax returns, resulting in a net decrease in the provision.

The income tax provision for the nine months ended September 30, 2019 is $15,284,000 (an effective tax rate of 22.0%). The income tax provision and effective tax rate for the nine months ended September 30, 2019 were favorably impacted by a tax benefit of $2,064,000 related to statute of limitation expirations and $793,000 related to a provision to return adjustment on the Company’s 2018 federal and state income tax returns. The income tax provision for the nine months ended September 30, 2018 was $9,792,000 (an effective tax rate of 19.5%). The income tax provision and effective tax rate for the nine months ended September 30, 2018 were unfavorably impacted by nondeductible expenses of $945,000 (primarily the non-deductible portion of the estimated potential settlement of the Caris HealthCare, L.P. Qui Tam legal matter) or 1.9% of income before taxes for the nine months. The income tax provision for the nine months ended September 30, 2018 was favorably impacted by the following: (1) a tax benefit of $547,000 related to the gain on acquisition of equity method investment; (2) a tax benefit of $2,222,000 related to statute of limitation expirations; and (3) a tax benefit of $1,434,000 related to a provision to return adjustment on the Company’s 2017 federal and state income tax returns.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2016 (with certain state exceptions).

Note 15 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $98,279,000 and $96,024,000 at September 30, 2019 and December 31, 2018, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

General and Professional Liability Lawsuits and Insurance

The senior care industry has experienced increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by nursing facilities and their employees in providing care to residents. The Company has been, and continues to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.

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

Financing Commitments

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At September 30, 2019, National did not have an outstanding balance on the line of credit.

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

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the nine months ending September 30, 2019 was 90.3% compared to 89.7% for the same period a year ago. With the average length of stay decreasing for a skilled nursing patient across the industry, as well as the increased availability of assisted living facilities and home and community-based services, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances to better position ourselves so we are an active participant in the delivery of post-acute healthcare services.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of September 30, 2019:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	54
Percentage of 4 and 5-star rated skilled nursing facilities	72%	44%
Average rating for all skilled nursing facilities, end of period	3.97	3.09

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

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $98,279,000 at September 30, 2019 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Government Program Financial Changes

Medicare – Skilled Nursing Facilities

In August 2018, CMS issued a final rule outlining fiscal year 2019 Medicare payments and quality changes for skilled nursing facilities. The 2019 final rule, which began October 1, 2018, provided for an approximate 2.4% market basket update that was included in the Bipartisan Budget Act of 2018. The market basket increase is expected to increase overall payments to skilled nursing facilities in fiscal year 2019 by $820 million compared to fiscal year 2018 levels.

For the first nine months of 2019, our average Medicare per diem rate for skilled nursing facilities decreased 0.2% as compared to the same period in 2018.

Effective October 1, 2019, CMS is using a new case-mix model, called the Patient-Driven Payment Model (“PDPM”), which focuses on a resident’s condition and care needs, rather than the amount of care provided to determine reimbursement levels. The PDPM utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physical therapy (“PT”), occupational therapy (“OT”), speech language pathology (“SLP”), nursing and social services and non-therapy ancillary services (“NTA”). It also uses a sixth non-case mix component to cover utilization of skilled nursing facility (“SNF”) resources that do not vary depending on resident characteristics.

PDPM replaces the existing case-mix classification methodology, Resource Utilization Groups, Version IV. The structure of the PDPM moves Medicare towards a more value-based, unified post-acute care payment system. PDPM also removes therapy minutes as the basis for therapy payment and adjusts the SNF per diem payments to reflect varying costs throughout the stay, through the PT, OT and NTA components. In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under the new PDPM system, the payment to skilled nursing facilities is based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility.

In July 2019, CMS released its final rule outlining fiscal year 2020 Medicare payment rates and policy changes for skilled nursing facilities, which began October 1, 2019. The fiscal year 2020 final rule provided for an approximate net 2.4% increase, or $851 million, compared to fiscal year 2019 levels. This included a 2.8% market-basket update, offset by a statutorily required 0.4% productivity reduction.

The fiscal year 2020 final rule also included new guidance on the components of PDPM.  The rule instituted an expected sub-regulatory process for classification of diseases and corresponding ICD-10 codes, such as when a prior code is split into two new codes.  Also, group therapy was defined and covers therapy sessions with groups of two to six patients.  The rule also instituted two new quality reporting measures designed to improve interoperability.  Those require providers to document the transfer of health information to other healthcare providers and to document the transfer of health information to the patient.  The agency’s goal is to improve medication management among subsequent providers and discharged patients, especially through the use of electronic medication records.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2019 and for the fiscal year 2020, the state of Tennessee implemented specific individual nursing facility rate increases. We estimate the resulting increase in revenue for the 2020 fiscal year will be approximately $1,680,000 annually, or $420,000 per quarter.

Effective October 1, 2019 and for the fiscal year 2020, South Carolina implemented specific individual nursing facility rate changes. We estimate the resulting increase in revenue for the 2020 fiscal year will be approximately $2,012,000 annually, or $503,000 per quarter.

For the first nine months of 2019, our average Medicaid per diem increased 3.6% compared to the same period in 2018.

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

Medicare – Homecare Programs

In November 2018, CMS published a final rule which updated the Medicare HH PPS rates, including the conversion factor and case-mix weights for calendar years 2019 and 2020. Effective January 1, 2019, CMS estimates the net impact of the PPS rule results in a 2.2% increase ($420 million) in Medicare payments for agencies in 2019. The increase reflects the effects of a 2.2% home health payment update percentage; a 0.1% increase in payments due to decreasing the fixed-dollar-loss ratio in order to pay no more than 2.5% of total payments as outlier payments; and a 0.1% decrease in payments due to the new rural add-on policy mandated by the Bipartisan Budget Act of 2018.

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

In November 2019, CMS released a final rule that sets forth the implementation of the PDGM and a 30-day unit of payment as mandated by the Bipartisan Budget Act of 2018 (“BBA”). The new rule ends request for anticipated payments ("RAP"), or prepayments, and these will be completely phased out by 2021.  CMS projects payments to home health agencies in fiscal year 2020 will increase in aggregate by 1.3%, or $250 million, based on proposed policies. The increase reflects the effects of the 1.5% home health payment update percentage as mandated by the BBA and a 0.2% decrease in aggregate payments due to reductions made by the new rural add-on policy, also mandated by the BBA.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$222,246	$12,844	$-	$235,090
Other revenues	199	-	11,778	11,977
Net operating revenues	222,445	12,844	11,778	247,067

Costs and expenses:
Salaries, wages and benefits	133,949	8,630	9,596	152,175
Other operating	60,800	4,267	1,663	66,730
Rent	8,234	450	1,483	10,167
Depreciation and amortization	9,666	61	936	10,663
Interest	312	-	452	764
Total costs and expenses	212,961	13,408	14,130	240,499

Income (loss) from operations	9,484	(564)	(2,352)	6,568
Non-operating income	-	-	6,663	6,663
Unrealized gains on marketable equity securities	-	-	9,312	9,312

Income (loss) before income taxes	$9,484	$(564)	$13,623	$22,543

	Three Months Ended September 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$220,099	$14,728	$-	$234,827
Other revenues	136	-	11,363	11,499
Net operating revenues	220,235	14,728	11,363	246,326

Costs and expenses:
Salaries, wages and benefits	131,418	8,367	9,403	149,188
Other operating	57,371	4,797	2,339	64,507
Rent	8,255	488	1,447	10,190
Depreciation and amortization	9,570	55	812	10,437
Interest	369	-	801	1,170
Total costs and expenses	206,983	13,707	14,802	235,492

Income (loss) from operations	13,252	1,021	(3,439)	10,834
Non-operating income	-	-	8,467	8,467
Unrealized gains on marketable equity securities	-	-	3,486	3,486

Income before income taxes	$13,252	$1,021	$8,514	$22,787

	Nine Months Ended September 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$664,768	$41,697	$-	$706,465
Other revenues	672	-	35,366	36,038
Net operating revenues	665,440	41,697	35,366	742,503

Costs and expenses:
Salaries, wages and benefits	390,770	25,136	25,535	441,441
Other operating	183,602	13,193	6,965	203,760
Rent	24,754	1,400	4,448	30,602
Depreciation and amortization	28,790	183	2,542	31,515
Interest	979	-	1,665	2,644
Total costs and expenses	628,895	39,912	41,155	709,962

Income (loss) from operations	36,545	1,785	(5,789)	32,541
Non-operating income	-	-	20,936	20,936
Unrealized gains on marketable equity securities	-	-	16,096	16,096

Income before income taxes	$36,545	$1,785	$31,243	$69,573

	Nine Months Ended September 30, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$652,066	$45,107	$-	$697,173
Other revenues	588	-	33,668	34,256
Net operating revenues	652,654	45,107	33,668	731,429

Costs and expenses:
Salaries, wages and benefits	382,913	25,009	26,827	434,749
Other operating	171,275	14,816	6,177	192,268
Rent	24,780	1,460	4,451	30,691
Depreciation and amortization	28,602	137	2,437	31,176
Interest	1,149	-	2,514	3,663
Total costs and expenses	608,719	41,422	42,406	692,547

Income (loss) from operations	43,935	3,685	(8,738)	38,882
Non-operating income	-	-	11,056	11,056
Unrealized gains on marketable equity securities	-	-	417	417

Income before income taxes	$43,935	$3,685	$2,735	$50,355

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

The operating results for the newly constructed healthcare facilities not at full capacity for the nine months ended September 30, 2019 include facilities that began operations from 2017 to 2019 (one skilled nursing facility, two assisted living facilities, and one memory care facility). For the nine months ended September 30, 2018, included are facilities that began operations from 2016 to 2018 (two skilled nursing facilities and three assisted living facilities).

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Net income attributable to National Healthcare Corporation	$19,461	$21,142	$54,441	$40,812
Non-GAAP adjustments
Unrealized gains on marketable equity securities	(9,312)	(3,486)	(16,096)	(417)
Gain on acquisition of equity method investment	-	(2,050)	(1,975)	(2,050)
Operating results for newly opened facilities not at full capacity	152	917	884	1,972
Share-based compensation expense	340	361	1,448	1,538
Legal costs and charges related to Caris’ legal investigation	-	-	-	8,364
Tax Cuts and Jobs Act of 2017 adjustment	-	(1,434)	-	(1,434)
Provision of income taxes on non-GAAP adjustments	2,293	574	4,092	(2,150)
Non-GAAP Net income	$12,934	$16,024	$42,794	$46,635

GAAP diluted earnings per share	$1.27	$1.39	$3.55	$2.68
Non-GAAP adjustments
Unrealized gains on marketable equity securities	(0.45)	(0.17)	(0.78)	(0.02)
Gain on acquisition of equity method investment	-	(0.13)	(0.09)	(0.13)
Operating results for newly opened facilities not at full capacity	-	0.04	0.04	0.10
Share-based compensation expense	0.02	0.02	0.07	0.07
Legal costs and charges related to Caris’ legal investigation	-	-	-	0.46
Tax Cuts and Jobs Act of 2017 adjustment	-	(0.10)	-	(0.10)
Non-GAAP diluted earnings per share	$0.84	$1.05	$2.79	$3.06

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of income as a percentage of net operating revenues for the three months and nine months ended September 30, 2019 and 2018.

Percentage of Net Operating Revenues

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net operating revenues:	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Salaries, wages and benefits	61.6	60.6	59.5	59.4
Other operating	27.0	26.2	27.4	26.3
Facility rent	4.1	4.1	4.1	4.2
Depreciation and amortization	4.3	4.2	4.2	4.3
Interest	0.3	0.5	0.4	0.5
Total costs and expenses	97.3	95.6	95.6	94.7
Income from operations	2.7	4.4	4.4	5.3
Non–operating income	2.7	3.4	2.8	1.6
Unrealized gains on marketable equity securities	3.8	1.4	2.2	0.1
Income before income taxes	9.2	9.2	9.4	7.0
Income tax provision	(1.3)	(0.7)	(2.1)	(1.3)
Net income	7.9	8.5	7.3	5.7
Net loss attributable to noncontrolling interest	-	-	-	-
Net income attributable to stockholders of NHC	7.9	8.5	7.3	5.7

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Results for the quarter ended September 30, 2019 compared to the third quarter of 2018 include a 0.3% increase in net operating revenues and net income attributable to NHC of $19,461,000 compared to $21,142,000, which is an 8.0% decrease.  Also, non-GAAP net income for the three months ended September 30, 2019 was $12,934,000 compared to $16,024,000 for the third quarter of 2018.

Net operating revenues

Net patient revenues increased $263,000, or 0.1%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 90.1% compared to an average of 90.1% for the same quarter a year ago. Medicare per diem rates increased 0.8% and managed care per diem rates decreased 1.5% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 3.6% and 1.8%, respectively, compared to the same quarter a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 0.3% compared to the same quarter a year ago. Our skilled patient mix (Medicare and managed care patients) declined approximately 1.4% in the third quarter of 2019 compared to the third quarter of 2018 (24.6% vs 26.0%), which resulted in our composite skilled nursing facility per diem being flat despite some of the inflationary per diem increases when comparing the two periods.

Beginning January 1, 2019, the Company’s Institutional Special Needs Plan (“I-SNP”) began offering and providing insurance and healthcare services in the state of Tennessee. Our I-SNP, which is called NHC Advantage, is a managed care insurance company that enrolls Medicare Advantage eligible individuals who are patients in our skilled nursing facilities. We believe the I-SNP will benefit our patients by providing nurse practitioners and care-coordination teams that will continue to enhance the patient-centered experience and our quality of care. We also believe our progressive improvement to patient care will continue to drive positive financial results for the Company. For the three months ended September 30, 2019, the I-SNP increased net patient revenues approximately $2,423,000 compared to the same quarter a year ago.

The Company has opened four assisted living facilities and a memory care facility from the years 2016 to 2019.  These four assisted living facilities and the memory care facility continue to stabilize and increased net patient revenues approximately $1,994,000 for the three months ended September 30, 2019 compared to the same quarter a year ago.  Our homecare operations had a decline in net patient revenues of approximately $1,884,000 in the third quarter of 2019 compared to the third quarter of 2018. Our homecare net patient revenue decline was primarily due to volume declines, as well as an unfavorable payor mix change with less Medicare patients and more managed care patients. In October 2018, we sold a skilled nursing facility in Madisonville, Kentucky. The sale of this facility decreased net patient revenues for the third quarter of 2019 by $1,670,000 compared to the same quarter of 2018.

Other revenues increased $478,000, or 4.2%, compared to the same quarter last year, as further detailed in Note 4 to our interim condensed consolidated financial statements. The increase in management fee revenue for the three months ended September 30, 2019 compared to the same quarter of 2018 is the primary reason for the increase in other revenues.

Total costs and expenses

Total costs and expenses for the three months ended September 30, 2019 compared to the same quarter of 2018 increased $5,007,000 or 2.1%, to $240,499,000 from $235,492,000.

Salaries, wages and benefits increased $2,987,000, or 2.0%, to $152,175,000 from $149,188,000. Salaries, wages and benefits as a percentage of net operating revenues was 61.6% compared to 60.6% for the three months ended September 30, 2019 and 2018, respectively. The primary reason for salaries, wages and benefits increasing as a percentage of net operating revenues is due to our existing skilled nursing facilities and the continued wage pressure in most of the markets in which we operate. The four assisted living facilities and a memory care facility that opened from the years 2016 to 2019 increased salaries, wages and benefits by approximately $1,097,000 for the third quarter of 2019 compared to the third quarter of 2018. These salaries and wage increases have been offset by the Madisonville, Kentucky skilled nursing facility disposition in October 2018.

Other operating expenses increased $2,223,000, or 3.4%, to $66,730,000 for the 2019 period compared to $64,507,000 for the 2018 period. Other operating expenses as a percentage of net operating revenue was 27.0% and 26.2% for the three months ended September 30, 2019 and 2018, respectively. The majority of the increase in other operating expenses for the third quarter of 2019 compared to the third quarter of 2018 is due to the January 1, 2019 start of our I-SNP insurance plan, NHC Advantage. For the three months ended September 30, 2019, the I-SNP increased other operating expenses approximately $2,637,000 compared to the third quarter a year ago.

The decrease in interest expense is due from our long-term debt continuing to be paid down. During the third quarter of 2019, we paid down $25,000,000 of our long-term debt. At September 30, 2019, we have $30 million outstanding on our credit facility.

Other income (expense)

Non–operating income decreased by $1,804,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. The decrease in non-operating income is primarily due to the 2018 third quarter gain of $2,050,000 recorded on the acquisition of a controlling financial interest in a 14-bed geriatric psychiatric hospital in Osage Beach, Missouri. We previously held a noncontrolling ownership interest and an equity method investment in this hospital.

Income taxes

The income tax provision for the three months ended September 30, 2019 is $3,167,000 (an effective income tax rate of 14.0%). Excluding nondeductible expenses, we expect our corporate income tax rate for 2019 to be approximately 26.0%.

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

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Results for the nine months ended September 30, 2019 compared to the first nine month of 2018 include a 1.5% increase in net operating revenues and a 7.3% increase in net income attributable to NHC. Excluding the unrealized gains in our marketable equity securities portfolio and the 2018 Caris Qui Tam settlement, income before income taxes for the nine months ended September 30, 2019 decreased 8.3% compared to the same nine-month period in 2018.  Also, non-GAAP net income for the nine months ended September 30, 2019 was $42,794,000 compared to $46,635,000 for the nine months of 2018.

Net operating revenues

Net patient revenues increased $9,292,000, or 1.3%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the nine months ended September 30, 2019 averaged 90.3% compared to an average of 89.7% for the same period a year ago. Medicare per diem rates decreased 0.2%, and managed care per diem rates decreased 1.8% compared to the same nine-month period a year ago. Medicaid and private pay per diem rates increased 3.6% and 2.7%, respectively, compared to the same period a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 7 basis points, or 0.07%, compared to the nine months a year ago. Our skilled patient mix (Medicare and managed care patients) declined approximately 1.4% for the nine months ended September 30, 2019 compared to the same period in 2018 (25.4% vs 26.8%), which resulted in our composite skilled nursing facility per diem being flat despite some of the inflationary per diem increases when comparing the two periods.

Beginning January 1, 2019, the Company’s Institutional Special Needs Plan (“I-SNP”) began offering and providing insurance and healthcare services in the state of Tennessee. Our I-SNP, which is called NHC Advantage, is a managed care insurance company that enrolls Medicare Advantage eligible individuals who are patients in our skilled nursing facilities. We believe the I-SNP will benefit our patients by providing nurse practitioners and care-coordination teams that will continue to enhance the patient-centered experience and our quality of care. We also believe our progressive improvement to patient care will continue to drive positive financial results for the Company. For the nine months ended September 30, 2019, the I-SNP increased net patient revenues approximately $8,633,000 compared to the same period a year ago.

In August 2018, the Company acquired a controlling ownership interest in a 14-bed behavioral health hospital. For the nine months ending September 30, 2019, this hospital increased net patient revenues approximately $3,404,000 compared to the same period a year ago (since we acquired the operations in August 2018, we only had two months of revenue at September 30, 2018). The Company has opened four assisted living facilities and a memory care facility from the years 2016 to 2019.  These four assisted living facilities and the memory care facility continue to stabilize and increased net patient revenues by approximately $4,394,000 for the nine months ended September 30, 2019 compared to the same period a year ago.  Our homecare operations had a decline in net patient revenues of approximately $3,409,000 for the nine months ended September 30, 2019 compared to the same nine-month period in 2018. Our homecare net patient revenue decline has been primarily due to volume declines, as well as an unfavorable payor mix change with less Medicare patients and more managed care patients. In October 2018, we sold a skilled nursing facility in Madisonville, Kentucky. The sale of this facility decreased net patient revenues for the first nine months of 2019 by $4,865,000 compared to the same period of 2018.

Other revenues increased $1,782,000, or 5.2%, compared to the first nine months last year, as further detailed in Note 4 to our interim condensed consolidated financial statements. The increase in management fee revenue for the nine months ended September 30, 2019 compared to the same period of 2018 is the primary reason for the increase in other revenues.

Total costs and expenses

Total costs and expenses for the first nine months of 2019 compared to the first nine months of 2018 increased $17,415,000 or 2.5%, to $709,962,000 from $692,547,000.

Salaries, wages and benefits increased $6,692,000, or 1.5%, to $441,441,000 from $434,749,000. Salaries, wages and benefits as a percentage of net operating revenues was 59.5% compared to 59.4% for the nine months ended September 30, 2019 and 2018, respectively. The increase in salaries, wages and benefits is primarily due to our existing skilled nursing facilities and the continued wage pressure in most of the markets in which we operate. The four assisted living facilities and a memory care facility that opened from the years 2016 to 2019 increased salaries, wages and benefits by approximately $2,405,000 for the nine months ended September 30, 2019 compared to the same nine-month period in 2018. These salaries and wage increases have been offset by the Madisonville, Kentucky skilled nursing facility disposition in October 2018.

Other operating expenses increased $11,492,000, or 6.0%, to $203,760,000 for the 2019 period compared to $192,268,000 for the 2018 period. Other operating expenses as a percentage of net operating revenue was 27.4% compared to 26.3% for the nine months ended September 30, 2019 and 2018, respectively. The increase in other operating expenses for the first nine months of 2019 compared to the first nine months of 2018 is primarily due to the January 1, 2019 start of our I-SNP insurance plan, NHC Advantage. For the nine months ended September 30, 2019, the I-SNP increased other operating expenses approximately $8,912,000 compared to the same period a year ago. We also experienced unfavorable results within our self-insured accrued risk reserve programs for the nine months ended September 30, 2019.  Our self-insured accrued risk reserve programs increased other operating expenses by approximately $1,104,000 for the nine months ended September 30, 2019 compared to the same period a year ago.

The decrease in interest expense is due from our long-term debt continuing to be paid down. For the nine months ended September 30, 2019, we have paid down $25,000,000 of our long-term debt. At September 30, 2019, we have $30 million outstanding on our credit facility.

Other income (expense)

Non–operating income increased by $9,880,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. The increase in non-operating income is due from our equity in earnings investment in our Caris hospice operations. During the first quarter of 2018, Caris recorded a charge to earnings of $8,500,000 for the settlement of a Qui Tam investigation, of which 75.1% is included in the Company’s earnings. In total, with the $8,500,000 million settlement and legal expenses, Caris’ earnings negatively impacted NHC’s non-operating income by $8,364,000 for the first nine months of 2018.

Income taxes

The income tax provision for the nine months ended September 30, 2019 is $15,284,000 (an effective income tax rate of 22.0%). Excluding nondeductible expenses, we expect our corporate income tax rate for 2019 to be approximately 26.0%.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended September 30		Nine Month Change
	2019	2018		%
Cash, cash equivalents, restricted cash and restricted cash equivalents, at beginning of period	$54,920	$67,421	$(12,501)	(18.5)

Cash provided by operating activities	74,884	77,066	(2,182)	(2.8)

Cash used in investing activities	(9,823)	(27,090)	17,267	63.7

Cash used in financing activities	(51,899)	(49,664)	(2,235)	(4.5)

Cash, cash equivalents, restricted cash and restricted cash equivalents, at end of period	$68,082	$67,733	$349	0.5

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2019 was $74,884,000 as compared to $77,066,000 for the same period last year. Cash provided by operating activities consisted of net income of $54,289,000 and adjustments for non–cash items of $13,531,000. There was cash provided by working capital in the amount of $3,297,000 for the nine months ended September 30, 2019 compared to cash used by working capital needs of $483,000 for the same nine-month period a year ago. We also received cash distributions from our unconsolidated investments of $3,884,000 during the nine months ended September 30, 2019 compared to $3,830,000 for the same period a year ago. There were also gains on sales of restricted marketable debt securities of $117,000 for the nine months ended September 30, 2019 compared to $18,000 for the same period in 2018.

Investing Activities

Net cash used in investing activities totaled $9,823,000 for the nine months ended September 30, 2019 compared to $27,090,000 for the nine months ended September 30, 2018. Cash used for property and equipment additions was $19,670,000 and $22,708,000 for the nine months ended September 30, 2019 and 2018, respectively. Cash was also used in the acquisition of an equity method investment (St. Peters Memory Care) for the nine months ended September 30, 2019 of $15,589,000.  Investments in notes receivable were $5,462,000 for the nine months ended September 30, 2019. The Company collected notes receivable of $1,010,000 and $1,180,000 for the nine months ended September 30, 2019 and 2018, respectively. Sales of restricted marketable securities, net of purchases, resulted in providing cash of $30,085,000 for the nine months ended September 30, 2019, compared to purchases of restricted marketable securities, net of sales, resulted in using cash of $5,411,000 for the nine months ended September 30, 2018.

Financing Activities

Net cash used in financing activities totaled $51,899,000 and $49,664,000 for the nine months ending September 30, 2019 and 2018, respectively. Cash was used for principal payments on the Company’s long-term debt of $25,000,000 for each of the nine-month periods ending September 30, 2019 and 2018. Cash used for dividend payments to common stockholders totaled $23,240,000 in the current year period compared to $22,214,000 for the same period a year ago. In the current period, $1,383,000 was provided by the issuance of common stock compared to $1,327,000 in the prior year period. In the current period, repurchases of common stock totaled $872,000 compared to $867,000 in the prior period.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $59,261,000, marketable equity securities of $156,319,000, and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $59,261,000, marketable equity securities of $156,319,000 and our borrowing capacity on the credit facility. At September 30, 2019, the outstanding balance on the credit facility is $30,000,000; therefore, leaving $30,000,000 available for future borrowings. The maturity date on the credit facility is October 7, 2020. The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At September 30, 2019, we have available for sale restricted marketable debt securities in the amount of $149,557,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of September 30, 2019, the Company has $30,000,000 of long–term debt that bears interest at variable interest rates. Based on our outstanding long–term debt, a 1% change in interest rates would change our annual interest cost by approximately $300,000.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At September 30, 2019, the fair value of our marketable equity securities is approximately $156,319,000. Of the $156.0 million equity securities portfolio, our investment in NHI comprises approximately $134.3 million, or 86%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $15.6 million. At September 30, 2019, our equity securities had unrealized gains of $126.1 million. Of the $126.1 million of unrealized gains, $109.6 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 15 of this Form 10–Q.

Item 1A.	Risk Factors.

During the nine months ended September 30, 2019, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2018.

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

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation (Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on August 3, 2017.)

3.3	Certificate of Designation Series B Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007.)

3.4	Restated Bylaws as amended February 14, 2013 (Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.)

4.1	Form of Common Stock (Incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed on August 3, 2017.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 5, 2019	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: November 5, 2019	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)