Form 10-K
period 2019-12-31
NATIONAL HEALTHCARE CORP
filed 2020-02-21
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _____________

Commission File No. 001-13489

(Exact name of registrant as specified in its Corporate Charter)

Delaware	52-2057472
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 E. Vine Street
Murfreesboro, Tennessee 37130
(Address of principal executive offices)
Telephone Number: 615–890–2020

Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Shares of Common Stock	NHC	NYSE American

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

The aggregate market value of Common Stock held by non–affiliates on June 30, 2019 (based on the closing price of such shares on the NYSE American) was approximately $858 million. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 13, 2020 was 15,333,145.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10–K:
The Registrant’s definitive proxy statement for its 2020 shareholder’s meeting.

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

Description of the Business

The following table summarizes our operations by ownership status as of December 31, 2019:

	Owned	Leased	Managed	Total
Skilled Nursing Facilities
Number of facilities	28	39	8	75
Percentage of total	37.3%	52.0%	10.7%	100.0%
Licensed beds	3,630	4,968	915	9,513
Percentage of total	38.2%	52.2%	9.6%	100.0%

Assisted Living Facilities
Number of facilities	13	8	4	25
Percentage of total	52.0%	32.0%	16.0%	100.0%
Units	944	203	91	1,238
Percentage of total	76.3%	16.4%	7.3%	100.0%

Independent Living Facilities
Number of facilities	1	3	1	5
Percentage of total	20.0%	60.0%	20.0%	100.0%
Retirement apartments	93	245	137	475
Percentage of total	19.6%	51.6%	28.8%	100.0%

Homecare locations	35	–	–	35

We also own a controlling ownership interest in a 14-bed behavioral health hospital. This hospital specializes in geriatric behavioral health and is the only behavioral health hospital we operate.

We have a 75.1% non–controlling ownership interest in Caris Healthcare, LP (“Caris”), a business that specializes in hospice care services in NHC owned health care centers and in other settings. Caris provides hospice care to over 1,000 patients per day in 28 locations in Georgia, Missouri, South Carolina, Tennessee, and Virginia.

We operate specialized care units within some of our healthcare facilities such as Alzheimer's disease care units and sub–acute nursing units. Similar specialty units are under consideration at several of our facilities, as well as free standing projects.

Net Patient Revenues. Health care services we provide include a comprehensive range of services. In fiscal 2019, 95.1% of our net operating revenues were derived from such health care services. Highlights of health care services activities during 2019 were as follows:

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

The following table shows the occupancy rates for our owned and leased skilled nursing facilities:

	Year Ended December 31,
	2019	2018	2017
Overall census	90.3%	89.8%	90.2%

Rehabilitative Services. We provide therapy services through Professional Health Services, a subsidiary of NHC. Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities. We maintained a rehabilitation staff of over 1,700 highly trained, professional therapists in 2019. Most of our rehabilitative services are for patients in our owned and managed skilled nursing facilities. However, we also provide services to over 70 additional health care providers. Our rates for these services are competitive with other market rates.

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

Assisted Living Facilities. Our assisted living facilities provide personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities. In 2019, the rate of occupancy was 81.4% compared to 78.7% in 2018. Certificates of Need (“CONs”) are not required to build these projects in most states and we believe overbuilding has occurred in some of our markets.

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

Homecare Programs. Our home health care programs (“homecares”) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities. Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies. Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment. Under the Medicare reimbursement payment system, we receive a prospectively determined amount per patient per 60-day episode. Beginning January 1, 2020, Medicare will make payments for home health services based upon 30-day payment periods. Under our managed care contracts, we may receive an episode payment or be paid by a per-visit payment model. Medicare episodes in 2019 were 13,956. In 2019, we served an average census of 2,994 patients and provided 371,894 visits.

Pharmacy Operations. At December 31, 2019, we operated four regional pharmacy locations (two locations in Tennessee and one location each in South Carolina and Missouri). These pharmacies primarily service our patients that are in an inpatient setting using a central location to deliver pharmaceutical supplies. Our regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.

Institutional Special Needs Plan ("I-SNP").  Our I-SNP, which is called NHC Advantage, is a managed care insurance company that restricts enrollment to Medicare Advantage eligible individuals who, for 90 days or longer, have had or are expected to need the level of services provided in a skilled nursing facility.  We believe the I-SNP benefits our patients by providing nurse practitioners and care-coordination teams that continue to enhance the patient-centered experience and our quality of patient care.  The I-SNP receives a per member, per month premium from Medicare which covers the members same health care benefits as original Medicare, as well as additional benefits including preventive screenings and routine vision coverage.  At December 31, 2019, the I-SNP operated in the states of Tennessee and Missouri with approximately 1,000 members enrolled in the plan.

Other Revenues. We generate revenues from management, accounting and financial services to third party operators of healthcare facilities, from insurance services to our managed healthcare facilities, and from rental income. In fiscal 2019, 4.9% of our net operating revenues were derived from such sources. The significant sources of our other revenues are described as follows:

A.

Management, Accounting and Financial Services. We provide management services to skilled nursing facilities, assisted living facilities and independent living facilities operated by third party operators. We typically charge 6% of the managed centers’ net operating revenues as a fee for these services. Additionally, we provide accounting and financial services to other healthcare operators. As of December 31, 2019, we perform management services for thirteen healthcare facilities and accounting and financial services for 20 healthcare facilities.

B.

Insurance Services. NHC owns a Tennessee domiciled insurance company that provides workers’ compensation coverage to substantially all of NHC's owned and managed healthcare facilities. A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC’s owned and managed healthcare facilities.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2019:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	54
Percentage of 4 and 5-star rated skilled nursing facilities	72%	45%
Average rating for all skilled nursing facilities, end of period	3.97	3.12

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets. The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Skilled Nursing	New Facility	112 beds	Columbia, TN	January 2017
Assisted Living	New Facility	78 units	Bluffton, SC	March 2017
Assisted Living	New Facility	80 units	Garden City, SC	June 2017
Memory Care	Bed Addition	23 beds	Murfreesboro, TN	July 2017
Skilled Nursing	Bed Addition	30 beds	Springfield, MO	April 2018
Behavioral Health Hospital	Acquisition	14 beds	Osage Beach, MO	August 2018
Memory Care	New Facility	60 beds	Farragut, TN	January 2019
Memory Care	Acquisition	60 beds	St. Peters, MO	June 2019

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

Customers and Sources of Revenues

No individual customer, or related group of customers, accounts for a significant portion of our revenues. We do not expect the loss of a single customer or group of related customers would have a material adverse effect to our Company.

The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2019	2018	2017
Medicare	34%	35%	35%
Managed Care	12%	12%	13%
Medicaid	27%	26%	26%
Private Pay and Other	27%	27%	26%
Total	100%	100%	100%

We attempt to attract an increased percentage of Medicare, managed care, and private pay patients by providing rehabilitative and other post–acute care services. These services are designed to speed the patient's recovery and allow the patient to return home as soon as it is practical.

Medicare is a health insurance program for the aged and certain other chronically disabled individuals operated by the federal government. Medicare covers skilled nursing services for beneficiaries who require nursing care and/or rehabilitation services following a discharge from an acute care hospital. For each eligible day a Medicare beneficiary is in a skilled nursing facility, Medicare pays the facility a daily payment, subject to adjustment for certain factors such as a wage index in the geographic area. The payment covers all services provided by the skilled nursing facility for the beneficiary that day, including room and board, nursing, therapy and drugs, as well as an estimate of capital–related costs to deliver those services.

Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. The states in which we operate primarily use a cost–based reimbursement system. Under cost–based reimbursement systems, the skilled nursing facility is reimbursed for the reasonable direct and indirect allowable costs it incurred in a base year in providing routine resident care services as defined by the program. Seniors who enter skilled nursing facilities as private pay patients can become eligible for Medicaid once they have substantially depleted their assets. Medicaid is generally the largest source of funding for most skilled nursing facilities.

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

Government Regulation

General

Health care is an area of extensive regulatory oversight and frequent regulatory change. The federal government and the states in which we operate regulate various aspects of our business. These regulatory bodies, among other things, require us annually to license our skilled nursing facilities and other health care businesses. To operate nursing facilities and provide health care services we must comply with federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate–setting, building codes and environmental protection.  Changes in the laws or new interpretations of existing laws as applied to the skilled nursing facilities, the assisted living facilities or other components of our health care businesses, may have a significant impact on our operations.

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

Patient Confidentiality

We are also subject to laws and regulations enacted to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services ("HHS") has issued rules that govern our use and disclosure of protected health information. We have established policies and procedures to comply with HIPAA privacy and security requirements. We maintain a company-wide HIPAA compliance plan, that we believe complies with the HIPAA privacy and security regulations. The HIPAA privacy and security regulations have and will continue to impose significant costs to the Company in order to comply with these standards. Our operations are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties for privacy and security breaches.

Medicare and Medicaid Participation

All skilled nursing facilities, owned, leased or managed by us are certified to participate in Medicare. All but eight (seven owned and one managed) of our affiliated skilled nursing facilities participate in Medicaid. All our homecare agencies participate in the Medicare and Medicaid programs, with Medicare comprising the majority of their revenue.

During the fiscal years, we received payments from Medicare and, if participating, from Medicaid. We record as receivables the amounts we ultimately expect to receive under the Medicare and Medicaid programs and record into profit or loss any differences in amounts received at the time of interim or final settlements. There have not been any adjustments that have had a material adverse effect on the Company within the last three years.

Medicare Legislation and Regulations

Skilled Nursing Facilities

Medicare is uniform nationwide and reimburses skilled nursing facilities under a fixed payment methodology called the Skilled Nursing Facility Prospective Payment System ("SNF PPS"). SNF PPS is an acuity-based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally increased or decreased each October when the federal fiscal year begins.

Effective October 1, 2019, CMS issued a new case-mix model under the SNF PPS, called the Patient-Driven Payment Model (“PDPM”), which focuses on a resident’s condition and care needs, rather than the amount of care provided to determine reimbursement levels. PDPM utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physical therapy (“PT”), occupational therapy (“OT”), speech language pathology (“SLP”), nursing and social services and non-therapy ancillary services (“NTA”). It also uses a sixth non-case mix component to cover utilization of skilled nursing facility (“SNF”) resources that do not vary depending on resident characteristics.

PDPM replaces the existing case-mix classification methodology, Resource Utilization Groups, Version IV. The structure of the PDPM moves Medicare towards a more value-based, unified post-acute care payment system. PDPM also removes therapy minutes as the basis for therapy payment and adjusts the SNF per diem payments to reflect varying costs throughout the stay, through the PT, OT and NTA components. In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under PDPM, the payment to skilled nursing facilities is based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility.

In August 2019, CMS released its final rule outlining fiscal year 2020 Medicare payment rates and policy changes for skilled nursing facilities, which began October 1, 2019. The fiscal year 2020 final rule provided for an approximate net 2.4% increase, or $851 million, compared to fiscal year 2019 levels. This included a 2.8% market-basket update, offset by a statutorily required 0.4% productivity reduction.

Homecares (HHAs)

Medicare is uniform nationwide and reimburses homecare agencies under a fixed payment methodology named the Home Health Prospective Payment System ("HH PPS"). Generally, Medicare makes payments under the HH PPS based on a standardized episodic payment, which is adjusted for case mix and geographical wage index. Payment rates are updated at the beginning of each calendar year.

In November 2019, CMS released a final rule that sets forth the implementation of the Patient-Driven Groupings Model (“PDGM”) and a 30-day unit of payment as mandated by the Bipartisan Budget Act of 2018 (“BBA”). The new rule ends request for anticipated payments ("RAP"), or prepayments, and these will be completely phased out by 2021.  CMS projects payments to home health agencies in fiscal year 2020 will increase in aggregate by 1.3%, or $250 million, based on proposed policies. The increase reflects the effects of the 1.5% home health payment update percentage as mandated by the BBA and a 0.2% decrease in aggregate payments due to reductions made by the new rural add-on policy, also mandated by the BBA.

Under PDGM, the initial certification of patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care, but payments for home health services will be made based upon 30-day payment periods. These changes focus on providing value over volume of services to patients. Home health payments will no longer be based on the number of visits provided, but rather the patient’s medical condition and care needs.

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

Effective July 1, 2019 and for the fiscal year 2020, the state of Tennessee implemented specific individual nursing facility rate increases. We estimate the resulting increase in revenue for the 2020 fiscal year will be approximately $1,280,000 annually, or $320,000 per quarter.

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

As we continue to expand into the assisted living and senior living communities, we monitor proposed or existing competing senior living communities. Our development goal is to link our skilled nursing facilities with our assisted living facilities, thereby obtaining a competitive advantage for both.

Our homecare agencies compete with other home health agencies (HHA’s) in most communities we serve. Competition occurs for patients and employees. Our homecare agencies depend on hospital and physician referrals and reputation to maintain a healthy census.

We experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non–professional employees. To enhance our competitive position, we have an educational tuition loan program, an American Dietetic Association approved internship program, a specially designed nurse's aide training class, and we make financial scholarship aid available to physical therapy vocational programs. We support the Foundation for Geriatric Education. We also conduct an "Administrator in Training" course, which is 24 months in duration, for the professional training of administrators. Presently, we have five full–time individuals in this program. Two of our three regional senior vice presidents, four regional vice presidents, and 52 of our 75 health care center administrators are graduates of this program.

Our employee benefit package offers a tuition reimbursement program. The goal of the program is to ensure a well–trained, qualified work force to meet future demands. While the program is offered to all disciplines, special emphasis has been placed on supporting students in nursing and physical therapy programs. Students are reimbursed at the end of each semester after presenting tuition receipts and grades to management. The program has been successful in providing a means for many bright students to pursue a formal education.

Sustainability

                Environmental – We are working diligently to minimize our effect on the environment by conserving energy and protecting our natural resources.  We are focusing on being more energy efficient and reducing our water use and wastewater discharges while continuing to provide a healthy environment for our patients, partners and visitors.  We are committed to adhering to applicable federal, state and local environmental regulations.  Our goal is to minimize environmental risks to our patients and in the communities which we operate.

Through recycling programs, we are working to reduce the amount of waste sent to landfills.  Our electronic waste is recycled through a zero-landfill recycling company.

             Community Involvement – We continue to give back to our community with charitable contributions through National Health Foundation and The Foundation for Geriatric Education.  We donate to charitable initiatives related to health care, geriatric education and community development.  We are an active participate in fundraising for the Alzheimer’s Association.  Our partners in our centers, as well as our home office partners, participate annually in the Walk to Prevent Alzheimer’s and we are proud to be recognized as a Gold Level National team, raising more than $200,000 in 2019.  We supported disaster relief efforts for our partners and their communities.

                Social - We are committed to investing in continuous learning and improvement of our partners.  We invest in the future of our partners by assisting with tuition reimbursement to further their health care education. We also assist with continuing education programs and licensing expenses.  We offer an Administrator in Training Program, a Dietetic Internship Program, a Geriatric Clinical Residency Program and CNA training programs.

Employees

As of December 31, 2019, our Administrative Services Contractor (National Health Corporation) had 14,881 full and part time employees, who we call "Partners." No employees are represented by a bargaining unit. We believe our current relations with our employees are good.

 Available Information

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at www.nhccare.com, as soon as reasonably practicable after the reports are electronically filed or furnished with the U.S. Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains these reports as well as proxy statements and other information regarding issuers that file electronically. The SEC's website is at www.sec.gov. NHC's website and its content are not deemed incorporated by reference into this report.

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

On March 26, 2019, a federal judge struck down the Trump administration’s rule which allows small businesses to band together and set up health insurance plans and overlook the requirements of the ACA, undermining the hurdles implemented by the Trump administration. There is a lot of uncertainty around the status of the ACA and how it will be changed in the near future. Furthermore, the uncertainty regarding the constitutionality of the ACA, or specific provisions therein, may negatively affect our business. In addition, on July 19, 2019, a federal judge ruled that the Trump administration can expand the sale of short-term health insurance policies that do not meet the standards of the ACA, which limits the ACA. As some decisions expand the ACA, while others limit the ACA, the impact of the ACA on our business is difficult to predict.

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

If we fail to comply, or are perceived as failing to comply, with the extensive laws and regulations applicable to our business, we could become ineligible to receive government program reimbursement, be required to refund amounts received from Medicare, Medicaid or private payors, suffer civil or criminal penalties, suffer damage to our reputation in various markets or be required to make significant changes to our operations. Furthermore, should we lose licenses or certifications for many of our facilities as a result of regulatory action or otherwise, we could be deemed in default under some of our agreements, including agreements governing outstanding indebtedness.

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

We are required to comply with laws governing the transmission and privacy and security of health information. The Health Insurance Portability and Accountability Act of 1996, or ("HIPAA"), requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically.  In addition, as required by HIPAA, the HHS has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health information (known as Protected Health Information, or PHI) and require covered entities, including healthcare providers and health plans, and vendors known as "business associates," to implement administrative, physical and technical safeguards to protect the security of PHI.  Covered entities must report breaches of unsecured PHI without unreasonable delay to affected individuals, HHS and, in the case of larger breaches, the media.  The privacy, security and breath notification regulations have imposed, and will continue to impose, significant compliance costs on our operations.

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

Significant regulatory changes, including the Sarbanes–Oxley Act and rules and regulations promulgated as a result of the Sarbanes–Oxley Act, have increased, and in the future, are likely to further increase general and administrative costs. In order to comply with the Sarbanes–Oxley Act of 2002, the listing standards of the NYSE exchange, and rules implemented by the SEC, we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources. Moreover, in the rapidly changing regulatory environment in which we operate, there is significant uncertainty as to what will be required to comply with many of the regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

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

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. We provide management and/or financial services to skilled nursing facilities, assisting living facilities and independent living facilities owned by third parties. At December 31, 2019, we perform management services (which include financial services) for 13 such centers and accounting and financial services for an additional 20 such centers. The "Risk Factors" contained herein as applying to us may in many instances apply equally to these other entities for which we provide services. We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities. Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operations, our financial condition and cash flows.

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

Additionally, in 2019, the staffing rating thresholds in the CMS Nursing Home Five Star Quality Rating System were changed, with the staffing level required to receive a 5-star rating determined based on analysis of the relationship between staffing levels and measures of nursing home quality. CMS placed a strong emphasis on registered nurse “RN” staffing; accordingly, the method by which the RN staffing rating and the total nurse staffing rating are combined to generate the overall staffing rating is changing to provide more emphasis on RN staffing. The overall and RN staffing ratings are set to one star for nursing homes that report four or more days in the quarter with no RN on-site. Finally, staffing ratings are no longer being suppressed for nursing homes that have five or more days with residents and no nurse staffing hours reported.

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

Future acquisitions may be difficult to complete, use significant resources, or be unsuccessful and could expose us to unforeseen liabilities. We may selectively pursue acquisitions or new developments in our target markets. Acquisitions and new developments may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of the intangible assets of acquired companies, dilutive issuances of equity securities and other expenses that could have a material adverse effect on our financial condition and results of operations. Acquisitions also involve numerous other risks, including difficulties integrating acquired operations, personnel and information systems, diversion of management's time from existing operations, potential losses of key employees or customers of acquired companies, assumptions of significant liabilities, exposure to unforeseen liabilities of acquired companies and increases in our indebtedness.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2019, we leased or owned 67 skilled nursing facilities, 21 assisted living facilities, and four independent living facilities. Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment. Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers. We are undertaking a process to allocate more capital spending within our owned and leased facilities in an effort to address issues that arise in connection with an aging physical plant.

If factors, including factors indicated in these "Risk Factors" and other factors beyond our control render us unable to direct the necessary financial and human resources to the maintenance, upgrade and modernization of our physical plant and equipment, our business, results of operations, financial condition and cash flow could be adversely impacted.

We are subject to employment-related laws and regulations which could increase our cost of doing business and subject us to significant back pay awards, fines and lawsuits.  Our operations are subject to a variety of federal, state and local employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, record keeping and other working conditions, Title VII of the Civil Rights Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor (DOL), federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters.  Because labor represents such a large portion of our operating costs, compliance with these evolving federal and state laws and regulations could substantially increase our cost of doing business while failure to do so could subject us to significant back pay awards, fines and lawsuits   Our failure to comply with federal and state employment-related laws and regulations could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Provision for losses in our financial statements may not be adequate. Loss provisions in our financial statements for self–insured programs are made on an undiscounted basis in the relevant period. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claims history and independent actuarially determined estimates. Our management reviews the methods of determining these estimates and establishing the resulting accrued liabilities frequently, with any material adjustments resulting from being reflected in current earnings. Although we believe that our provisions for self–insured losses in our financial statements are adequate, the ultimate liability may be in excess of the amounts recorded. In the event the provisions for losses reflected in our financial statements are inadequate, our financial condition and results of operations may be materially affected.

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

We are exposed to market risk due to the fact that outstanding debt and future borrowings are or will be subject to wide fluctuations based on changing interest rates. Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with variable rate borrowings. We currently have a $60,000,000 credit agreement. The credit agreement provides for variable rates and if market interest rates rise, so will our required interest payments on any future borrowings under the credit facility.

We currently have $10,000,000 of debt outstanding and expect to borrow in the future to fund development and acquisitions. In the event we incur additional indebtedness, this could have important consequences to you. For example, it could:

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

Covenants in our Credit Agreement could restrict our activities and adversely affect our business. Our Credit Agreement contains customary representations and financial covenants which could limit our operating flexibility and prevent us from taking advantage of business opportunities, which would put us at a competitive disadvantage. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements. Our failure to comply with these covenants may result in an event of default. If such event of default is not cured or waivered, we could suffer adverse effects on our operations, business or financial condition.

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

We may not be able to meet all our capital needs. We cannot assure you that our business will generate cash flow from operations, that anticipated revenue growth and improvement of operating efficiencies will be realized or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or expend certain discretionary capital expenditures.

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

●

Concentration risk – the risk that the portfolio may be too heavily concentrated in the securities of National Health Investors “NHI,” or certain sectors or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition, performance, or outlook of NHI, or those certain sectors or industries.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Skilled Nursing Facilities

State	City	Center Name	Affiliation	Licensed Beds
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151
	Moulton	NHC HealthCare, Moulton	Leased(1)	136

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135
	Rossville	NHC HealthCare, Rossville	Owned	112

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194

Massachusetts	Greenfield	Buckley–Greenfield Health Care Center	Leased(1)	120
	Holyoke	Holyoke Health Care Center	Leased(1)	102
	Quincy	John Adams Health Care Center	Leased(1)	71
	Taunton	Longmeadow of Taunton	Leased(1)	100

Missouri	Desloge	NHC HealthCare, Desloge	Leased(1)	120
	Independence	The Villages of Jackson Creek	Leased	120
	Independence	The Villages of Jackson Creek Memory Care	Leased	70
	Joplin	NHC HealthCare, Joplin	Leased(1)	126
	Kennett	NHC HealthCare, Kennett	Leased(1)	170
	Macon	Macon Health Care Center	Owned	120
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	94
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220
	St. Peters	Villages of St. Peters	Leased	130
	Springfield	Springfield Rehabilitation and Health Care Center	Leased	146
	Town & Country	NHC HealthCare, Town & Country	Owned	200
	West Plains	NHC HealthCare, West Plains	Owned	120

New Hampshire	Epsom	Epsom Health Care Center	Leased(1)	108
	Manchester	Maple Leaf Health Care Center	Leased(1)	114
	Manchester	Villa Crest Health Care Center	Leased(1)	126

South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290
	Bluffton	NHC HealthCare, Bluffton	Owned	120
	Charleston	NHC HealthCare, Charleston	Owned	132
	Clinton	NHC HealthCare, Clinton	Owned	131
	Columbia	NHC HealthCare, Parklane	Owned	180
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152
	Greenville	NHC HealthCare, Greenville	Owned	176
	Laurens	NHC HealthCare, Laurens	Leased(1)	176
	Lexington	NHC HealthCare, Lexington	Owned	170
	Mauldin	NHC HealthCare, Mauldin	Owned	180
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148
	North Augusta	NHC HealthCare, North Augusta	Owned	192
	Sumter	NHC HealthCare, Sumter	Managed	138

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	86
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	200
	Columbia	NHC HealthCare, Columbia	Owned	106
	Columbia	NHC-Maury Regional Transitional Care Center	Owned	112
	Cookeville	NHC HealthCare, Cookeville	Managed	94
	Dickson	NHC HealthCare, Dickson	Leased(1)	191
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	110
	Farragut	NHC HealthCare, Farragut	Owned	106
	Franklin	NHC Place, Cool Springs	Owned	180
	Franklin	NHC HealthCare, Franklin	Leased(1)	80
	Gallatin	NHC Place, Sumner	Owned	92
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	167
	Kingsport	NHC HealthCare, Kingsport	Owned	60
	Knoxville	NHC HealthCare, Fort Sanders	Owned(2)	166

	Knoxville	Holston Health & Rehabilitation Center	Owned	94
	Knoxville	NHC HealthCare, Knoxville	Owned	127
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	115
	Milan	NHC HealthCare, Milan	Leased(1)	117
	Murfreesboro	AdamsPlace	Owned	90
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181
	Nashville	Lakeshore, Heartland	Managed	66
	Nashville	Lakeshore, The Meadows	Managed	113
	Nashville	The Health Center of Richland Place	Managed	107
	Nashville	NHC Place at The Trace	Owned	90
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	120
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102
	Smithville	NHC HealthCare, Smithville	Leased(1)	114
	Somerville	NHC HealthCare, Somerville	Leased(1)	72
	Sparta	NHC HealthCare, Sparta	Leased(1)	90
	Springfield	NHC HealthCare, Springfield	Owned	107
	Tullahoma	NHC HealthCare, Tullahoma	Owned	90

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120

Behavioral Health Hospital
State	City	Name	Affiliation	Licensed Beds
Missouri	Osage Beach	Osage Beach Center for Cognitive Disorders	Owned(3)	14

Assisted Living Units

State	City	Center	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26
	Independence	The Villages of Jackson Creek	Leased	52
	St. Peters	Villages of St. Peters	Leased	52
	St. Peters	Villages of St. Peters Memory Care	Owned	60

New Hampshire	Manchester	Villa Crest Assisted Living	Leased(1)	29

South Carolina	Aiken	Westminster Memory Care	Managed	48
	Bluffton	The Palmettos of Bluffton	Owned	78
	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45
	Murrells Inlet	The Palmettos of Garden City	Owned	80
			Managed

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Farragut	NHC Place, Cavette Hill	Owned	60
	Franklin	NHC Place, Cool Springs	Owned	89
	Gallatin	NHC Place, Sumner	Owned	60
	Murfreesboro	AdamsPlace	Owned	106
	Nashville	Lakeshore Heartland	Managed	9
	Nashville	Lakeshore, The Meadows	Managed	10
	Nashville	Richland Place	Managed	24
	Nashville	The Place at the Trace	Owned	80
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units
Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63
	Murfreesboro	AdamsPlace	Owned	93
	Nashville	Richland Place Retirement Apts.	Managed	137

Homecare Programs

State	City	Homecare Programs
Florida	Chipley	NHC HomeCare of Chipley
	Crawfordville	NHC HomeCare of Crawfordville
	Merritt Island	NHC HomeCare of Merritt Island
	Panama City	NHC HomeCare of Panama City
	Port St. Joe	NHC HomeCare of Port St. Joe
	Quincy	NHC HomeCare of Quincy
	Vero Beach	NHC HomeCare of Vero Beach

South Carolina	Aiken	NHC HomeCare of Aiken
	Bluffton	NHC HomeCare of Beaufort
	Greenville	NHC HomeCare of Greenville
	Greenwood	NHC HomeCare of Greenwood
	Laurens	NHC HomeCare of Laurens
	Murrells Inlet	NHC HomeCare of Murrells Inlet
	Rock Hill	NHC HomeCare of Piedmont
	Summerville	NHC HomeCare of Low Country
	West Columbia	NHC HomeCare of Midlands

Tennessee	Athens	NHC HomeCare of Athens
	Chattanooga	NHC HomeCare of Chattanooga
	Columbia	NHC HomeCare of Columbia
	Cookeville	NHC HomeCare of Cookeville
	Dickson	NHC HomeCare of Dickson
	Franklin	NHC HomeCare of Franklin
	Hendersonville	NHC HomeCare of Hendersonville
	Johnson City	NHC HomeCare of Johnson City
	Knoxville	NHC HomeCare of Knoxville
	Lawrenceburg	NHC HomeCare of Lawrenceburg
	Lewisburg	NHC HomeCare of Lewisburg
	McMinnville	NHC HomeCare of McMinnville
	Milan	NHC HomeCare of Milan
	Murfreesboro	NHC HomeCare of Murfreesboro
	Nashville	Ascension at Home St. Thomas(4)
	Pulaski	NHC HomeCare of Pulaski
	Somerville	NHC HomeCare of Somerville
	Sparta	NHC HomeCare of Sparta
	Springfield	NHC HomeCare of Springfield

Hospice Programs

State	City	Hospice Programs	Affiliation
Georgia	Rossville	Caris Healthcare – Rossville	Partnership

Missouri	St. Louis	Caris Healthcare – St. Louis	Partnership

South Carolina	Anderson	Caris Healthcare – Anderson	Partnership
	Bluffton	Caris Healthcare – Bluffton	Partnership
	Charleston	Caris Healthcare – Charleston	Partnership
	Columbia	Caris Healthcare – Columbia	Partnership
	Greenville	Caris Healthcare – Greenville	Partnership
	Greenwood	Caris Healthcare – Greenwood	Partnership
	Myrtle Beach	Caris Healthcare – Myrtle Beach	Partnership
	Sumter	Caris Healthcare – Sumter	Partnership

Tennessee	Athens	Caris Healthcare – Athens	Partnership
	Chattanooga	Caris Healthcare – Chattanooga	Partnership
	Columbia	Caris Healthcare – Columbia	Partnership
	Cookeville	Caris Healthcare – Cookeville	Partnership
	Crossville	Caris Healthcare – Crossville	Partnership
	Dickson	Caris Healthcare – Dickson	Partnership
	Greeneville	Caris Healthcare – Greeneville	Partnership
	Johnson City	Caris Healthcare – Johnson City	Partnership
	Knoxville	Caris Healthcare – Knoxville	Partnership
	Lenoir City	Caris Healthcare – Lenoir City	Partnership
	Milan	Caris Healthcare – Milan	Partnership
	Murfreesboro	Caris Healthcare – Murfreesboro	Partnership
	Nashville	Caris Healthcare – Nashville	Partnership
	Sevierville	Caris Healthcare – Sevierville	Partnership
	Somerville	Caris Healthcare – Somerville	Partnership
	Springfield	Caris Healthcare – Springfield	Partnership

Virginia	Bristol	Caris Healthcare – Bristol	Partnership

Healthcare Facilities Leased to Others

The following table includes certain information regarding healthcare facilities which are owned by us and leased to others:

Name of Facility	Location	No. of Beds
Skilled Nursing Facilities
Solaris HealthCare North Naples	Naples, FL	60
Solaris HealthCare Coconut Creek	Coconut Creek, FL	120
Solaris HealthCare Daytona	Daytona Beach, FL	73
Solaris HealthCare Imperial	Naples, FL	113
Solaris HealthCare Windermere	Orlando, FL	120
Solaris HealthCare Charlotte Harbor	Port Charlotte, FL	180
The Health Center at Standifer Place	Chattanooga, TN	444
Solaris HealthCare Lake City	Lake City, FL	120
Solaris HealthCare Pensacola	Pensacola, FL	180

Assisted Living		No. of Units
Solaris Senior Living Vero Beach	Vero Beach, FL	135
Solaris Senior Living Merritt Island	Merritt Island, FL	95
Solaris Senior Living Stuart	Stuart, FL	100
Standifer Place Assisted Living	Chattanooga, TN	74

(1)Leased from NHI

(2)NHC HealthCare/Fort Sanders is owned by a separate limited partnership. The Company owns 25% of the partnership interest and provides management services to Fort Sanders.

(3)Osage Beach Center for Cognitive Disorders is owned by a separate limited liability company. The Company owns 90% of the partnership interest.

(4)Ascension at Home St. Thomas is owned by a separate limited liability company. The Company owns 50% of the limited liability company.

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

As a result of the terms of our insurance policies and our use of a wholly-owned insurance company, we have retained significant self–insured risk with respect to general and professional liability. Additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly-owned captive insurance company. We use independent actuaries to assist management in estimating our exposures for claims obligations (for both asserted and unasserted claims) related to exposures in excess of coverage limits, and we maintain reserves for these obligations. It is possible that claims against us could exceed our coverage limits and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Market Information

Our common stock is listed and traded on the NYSE-American exchange under the symbol “NHC”. On December 31, 2019, NHC had approximately 7,900 stockholders, comprised of approximately 1,900 stockholders of record and an additional 6,000 stockholders indicated by security position listings.

Dividend Policy

We do not have a formal dividend policy, but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. The Company has paid a common dividend since 2004, although there can be no assurances that our quarterly dividends will be declared, paid or increased in the future.

Stock Repurchase Programs

In August 2019, the Board of Directors authorized a common stock purchase program. The program will allow for repurchases of up to $25 million of its common stock. The stock repurchase plan began on September 1, 2019 and will expire on August 31, 2020. No repurchases have been made under this plan at December 31, 2019.

During the first quarter of 2019 and under a previous stock repurchase plan, the Company purchased 10,396 shares of its common stock for a total cost of $872,000. During the first quarter of 2018 and under a previous plan, the Company repurchased 14,506 shares of its common stock for a total cost of $867,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

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

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	785,529	$71.24	632,142
Equity compensation plans not approved by security holders	–	–	–
Total	785,529	$71.24	632,142

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2014 through December 31, 2019 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index"). Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulative Total Return

$180
$170
$160
$150
$140
$130
$120
$110
$100
$90

	2014	2015	2016	2017	2018	2019
NHC	$100	$100	$127	$105	$139	$152
S & P 500	$100	$101	$114	$138	$132	$174
S & P Health Care Index	$100	$105	$101	$121	$126	$150

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information has been derived from the consolidated financial statements of National HealthCare Corporation and should be read in conjunction with those financial statements, accompanying footnotes and Management’s Discussion and Analysis (in thousands, except per share amounts).

	2019	2018	2017	2016	2015

Operating Data:
Net operating revenues	$996,383	$980,349	$963,895	$923,580	$903,167
Total costs and expenses	(947,345)	(924,273)	(909,785)	(863,038)	(836,041)
Income from operations	49,038	56,076	54,110	60,542	67,126
Non–operating income	26,747	17,670	20,439	19,665	18,148
Unrealized gains on marketable equity securities	12,230	1,138	–	–	–
Income before income taxes	88,015	74,884	74,549	80,207	85,274
Income tax provision	(20,039)	(16,185)	(18,867)	(29,669)	(32,131)
Net income	67,976	58,699	55,682	50,538	53,143
Net loss attributable to noncontrolling interest	235	265	523	–	–
Dividends to preferred stockholders	–	–	–	–	(6,819)
Net income attributable to common stockholders of NHC	$68,211	$58,964	$56,205	$50,538	$46,324

Earnings per common share:
Basic	$4.47	$3.87	$3.70	$3.34	$3.34
Diluted	4.44	3.87	3.69	3.32	3.20

Cash dividends declared:
Per common share	$2.06	$1.98	$1.89	$1.75	$1.54
Per preferred share	$–	$–	$–	$–	$.64

Balance Sheet Data:
Cash and restricted cash	$61,010	$54,920	$67,421	$31,589	$49,314
Marketable equity securities	152,453	140,223	139,085	138,013	116,168
Restricted marketable debt securities	147,406	172,593	166,395	188,704	169,866
Total assets	1,286,648	1,080,948	1,096,526	1,087,447	1,045,329
Accrued risk reserves	96,011	96,024	93,275	91,162	98,508
Long–term debt	–	55,000	100,000	120,000	120,000
NHC stockholders’ equity	778,593	733,278	702,738	669,611	630,996

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of post–acute care and senior health care services. At December 31, 2019, we operate or manage 75 skilled nursing facilities with 9,513 1icensed beds, 25 assisted living facilities, five independent living facilities, one behavioral health hospital, and 35 homecare programs located in 10 states. These operations are provided by separately funded and maintained subsidiaries. We have a non–controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide management services, accounting and financial services, and insurance services to third party operators of healthcare properties. We also own the real estate of 13 healthcare properties and lease these properties to third party operators.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. Inflationary increases in our costs may cause net earnings from patient services to decline.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for 2019 was 90.3% compared to 89.8% in 2018 and 90.2% in 2017. With the average length of stay decreasing for a skilled nursing patient, as well as the increased availability of assisted living facilities and home and community-based services, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances in positioning us to be an active participant in the health delivery systems as they develop.

Patient-Driven Payment Model

On October 1, 2019, the new case-mix reimbursement model of PDPM became effective. Under PDPM, the payment to skilled nursing facilities is based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility.

CMS’ fiscal year 2020 final rule provided for an approximate net 2.4% increase, or $851 million, compared to fiscal year 2019 levels, which was effective October 1, 2019. For the quarter ended December 31, 2019, our average Medicare per diem increased 7.6% compared to the same period in 2018.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2019:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	54
Percentage of 4 and 5-star rated skilled nursing facilities	72%	45%
Average rating for all skilled nursing facilities, end of period	3.97	3.12

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets. The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Skilled Nursing	New Facility	112 beds	Columbia, TN	January 2017
Assisted Living	New Facility	78 units	Bluffton, SC	March 2017
Assisted Living	New Facility	80 units	Garden City, SC	June 2017
Memory Care	Bed Addition	23 beds	Murfreesboro, TN	July 2017
Skilled Nursing	Bed Addition	30 beds	Springfield, MO	April 2018
Behavioral Health Hospital	Acquisition	14 beds	Osage Beach, MO	August 2018
Memory Care	New Facility	60 beds	Farragut, TN	January 2019
Memory Care	Acquisition	60 beds	St. Peters, MO	June 2019

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $96,011,000 and $96,024,000 at December 31, 2019 and 2018, respectively, and are a primary area of management focus. We have set aside restricted cash and marketable securities to fund our professional liability and workers’ compensation reserves.

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$893,201	$54,671	$–	$947,872
Other revenues	910	–	47,601	48,511
Net operating revenues	894,111	54,671	47,601	996,383

Costs and Expenses:
Salaries, wages and benefits	526,430	33,037	33,364	592,831
Other operating	242,435	17,003	9,004	268,442
Facility rent	32,748	1,854	5,916	40,518
Depreciation and amortization	38,731	250	3,438	42,419
Interest	1,578	–	1,557	3,135
Total costs and expenses	841,922	52,144	53,279	947,345

Income (loss) from operations	52,189	2,527	(5,678)	49,038
Non-operating income	–	–	26,747	26,747
Unrealized gains on marketable equity securities	–	–	12,230	12,230

Income before income taxes	$52,189	$2,527	$33,299	$88,015

	Year Ended December 31, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$872,912	$59,862	$–	$932,774
Other revenues	2,494	–	45,081	47,575
Net operating revenues	875,406	59,862	45,081	980,349

Costs and Expenses:
Salaries, wages and benefits	513,647	33,339	35,735	582,721
Other operating	225,133	19,566	9,339	254,038
Facility rent	33,052	1,945	5,926	40,923
Depreciation and amortization	38,372	229	3,293	41,894
Interest	1,504	–	3,193	4,697
Total costs and expenses	811,708	55,079	57,486	924,273

Income (loss) from operations	63,698	4,783	(12,405)	56,076
Non-operating income	–	–	17,670	17,670
Unrealized gains on marketable securities	–	–	1,138	1,138

Income before income taxes	$63,698	$4,783	$6,403	$74,884

	Year Ended December 31, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$853,662	$63,080	$–	$916,742
Other revenues	663	–	46,490	47,153
Net operating revenues	854,325	63,080	46,490	963,895

Costs and Expenses:
Salaries, wages and benefits	501,510	33,059	37,474	572,043
Other operating	221,414	20,855	7,564	249,833
Facility rent	32,744	1,980	5,643	40,367
Depreciation and amortization	38,246	177	4,229	42,652
Interest	1,719	–	3,171	4,890
Total costs and expenses	795,633	56,071	58,081	909,785

Income (loss) from operations	58,692	7,009	(11,591)	54,110
Non-operating income	–	–	20,439	20,439

Income before income taxes	$58,692	$7,009	$8,848	$74,549

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

Specifically, the Company believes the presentation of non-GAAP financial information should exclude the following items: the unrealized gains or losses on our marketable equity securities, operating results for the newly constructed healthcare facilities not at full capacity, legal costs and charges related to the settlement of a Qui Tam investigation within our Caris hospice partnership, any gains on the acquisition of equity method investments, gains on the sale of healthcare facilities, share-based compensation expense, and tax adjustments with the 2017 U.S. Tax Cuts and Jobs Act.

The operating results for the newly constructed healthcare facilities not at full capacity include the following:

For the year ended December 31, 2019, included are facilities that began operations from 2017 to 2019 (one skilled nursing facility, two assisted living facilities, and one memory care facility).

For the year ended December 31, 2018, included are facilities that began operations from 2016 to 2018 (two skilled nursing facilities and three assisted living facilities).

For the year ended December 31, 2017, included are facilities that began operations from 2015 to 2017 (three skilled nursing facilities and four assisted living facilities).

The table below provides reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net income attributable to National HealthCare Corporation	$68,211	$58,964	$56,205
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(12,230)	(1,138)	–
Legal costs and charges related to Caris’ legal investigation	–	8,364	2,889
Operating results for newly opened facilities not at full capacity	712	3,562	7,332
Gain on acquisition of equity method investment	(1,975)	(2,050)	–
Gain on sale of real estate/healthcare facilities	–	(1,668)	(1,305)
Stock-based compensation expense	1,878	1,778	1,678
U.S. Tax Cuts and Jobs Act of 2017 adjustment	–	(1,434)	(8,488)
Provision (benefit) of income taxes on non-GAAP adjustments	3,020	(2,005)	(4,132)
Non-GAAP Net Income	$59,616	$64,373	$54,179

GAAP diluted earnings per share	$4.44	$3.87	$3.69
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(0.59)	(0.06)	–
Legal costs and charges related to Caris’ legal investigation	–	0.46	0.12
Operating results for newly opened facilities not at full capacity	0.03	0.17	0.29
Gain on acquisition of equity method investment	(0.09)	(0.13)	–
Gain on sale of real estate/healthcare facilities	–	(0.08)	(0.05)
Stock-based compensation expense	0.09	0.08	0.07
U.S. Tax Cuts and Jobs Act of 2017 adjustment	–	(0.09)	(0.56)
Non-GAAP diluted earnings per share	$3.88	$4.22	$3.56

Results of Operations

The following table and discussion sets forth items from the consolidated statements of operations as a percentage of net operating revenues for the years ended December 31, 2019, 2018 and 2017.

Percentage of Net Operating Revenues

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net patient revenues	95.1%	95.1%	95.1%
Other revenues	4.9	4.9	4.9
Net operating revenues	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	59.5	59.4	59.4
Other operating	26.9	25.9	25.9
Facility rent	4.1	4.2	4.2
Depreciation and amortization	4.3	4.3	4.4
Interest	0.3	0.5	0.5
Total costs and expenses	95.1	94.3	94.4
Income from operations	4.9	5.7	5.6
Non–operating income	2.7	1.8	2.1
Unrealized gains on marketable equity securities	1.2	0.1	–
Income before income taxes	8.8	7.6	7.7
Income tax provision	(2.0)	(1.6)	(1.9)
Net income	6.8	6.0	5.8
Net loss attributable to noncontrolling interest	0.0	0.0	0.0
Net income attributable to common stockholders of NHC	6.8%	6.0%	5.8%

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of operations as compared to the prior period.

Period to Period Increase (Decrease)

	2019 vs. 2018		2018 vs. 2017
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$15,098	1.6	$16,032	1.7
Other revenues	936	2.0	422	0.9
Net operating revenues	16,034	1.6	16,454	1.7
Costs and Expenses:
Salaries, wages and benefits	10,110	1.7	10,678	1.9
Other operating	14,404	5.7	4,205	1.7
Facility rent	(405)	(1.0)	556	1.4
Depreciation and amortization	525	1.3	(758)	(1.8)
Interest	(1,562)	(33.3)	(193)	(3.9)
Total costs and expenses	23,072	2.5	14,488	1.6
Income from operations	(7,038)	(12.6)	1,966	3.6
Non–operating income	9,077	51.4	(2,769)	(13.5)
Unrealized gains on marketable equity securities	11,092	974.7	1,138	–
Income before income taxes	13,131	17.5	335	0.4
Income tax provision	(3,854)	23.8	(2,682)	(14.2)
Net income	9,277	15.8	3,017	5.4
Net loss attributable to noncontrolling interest	(30)	(11.3)	(258)	(49.3)
Net income attributable to common stockholders of NHC	$9,247	15.7	$2,759	4.9

2019 Compared to 2018

Results for the year ended December 31, 2019 compared to 2018 include a 1.6% increase in net operating revenues and a 15.7% increase in net income attributable to NHC. Excluding the unrealized gains in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the year ended December 31, 2019 was $59,616,000 compared to $64,373,000 for the 2018 year.

The overall average census in our owned and leased skilled nursing facilities for 2019 was 90.3% compared to 89.8% in 2018. Although our census increased in 2019, we had a decline in Medicare patients (offset by Managed Care and Medicaid patients), which decreased our operating margins in our skilled nursing facilities. The composite skilled nursing facility per diem increased 0.3% in 2019 compared to 2018. Medicare per diem rates increased 1.8% in 2019 compared to 2018 and Managed Care per diem rates decreased 0.4% in 2019 compared to 2018. Medicaid and private pay per diem rates increased 3.0% and 1.9%, respectively, in 2019 compared to 2018.

Net patient revenues totaled $947,872,000, an increase of $15,098,000, or 1.6%, compared to the prior year. The largest driver of the net patient revenue increase in 2019 was the Company’s Institutional Special Needs Plan “(I-SNP”). Beginning January 1, 2019, the I-SNP began offering and providing insurance and healthcare services in the state of Tennessee. Our I-SNP, which is called NHC Advantage, is a managed care insurance company that enrolls Medicare Advantage eligible individuals who are patients in our skilled nursing facilities. We believe the I-SNP benefits our patients by providing nurse practitioners and care-coordination teams that continue to enhance the patient-centered experience and our quality of care. We also believe our progressive improvement to patient care will continue to drive positive financial results for the Company. For the year ended December 31, 2019, the I-SNP increased net patient revenues approximately $10,867,000 compared to 2018.

The Company has opened one skilled nursing facility, two assisted living facilities, and a memory care facility from the years 2017 to 2019.  These facilities continue to stabilize and increased net patient revenues approximately $3,891,000 compared to the same period a year ago.  In August 2018, the Company acquired a controlling ownership interest in a 14-bed behavioral health hospital. For the 2019 year, the hospital increased net patient revenues by approximately $3,017,000 compared to 2018. The remaining increase in our net patient revenues is primarily due to the per diem increases in our existing skilled nursing facility and assisted living operations. Our homecare operations had a decline in net patient revenues of approximately $5,190,000 compared to the same period a year ago. Our homecare net patient revenue decline was primarily due to volume declines, as well as an unfavorable payor mix change with less Medicare patients and an increase of managed care patients. In October 2018, we sold a skilled nursing facility in Madisonville, Kentucky. The sale of this facility decreased net patient revenues $5,098,000 compared to the same period a year ago.

Other revenues in 2019 were $48,511,000, an increase of $936,000, or 2.0%, as further detailed in Note 3 of the consolidated financial statements. Other revenues in 2019 include rental revenues of $22,641,000 ($22,262,000 in 2018), management and accounting service fees of $18,533,000 ($15,175,000 in 2018), and insurance services revenue of $6,209,000 ($7,084,000 in 2018). In October 2018, we sold a skilled nursing facility in Madisonville, Kentucky and recorded a gain on the sale of the transaction of $1,668,000.

Total costs and expenses for 2019 increased $23,072,000, or 2.5%, to $947,345,000 from $924,273,000 in 2018.

Salaries, wages and benefits, the largest operating costs of the company, increased $10,110,000, or 1.7%, to $592,831,000 from $582,721,000. Our salaries and wages were 59.5% and 59.4% of net operating revenues for 2019 and 2018, respectively. The primary reason for salaries, wages and benefits increasing is due to our existing skilled nursing facilities and the continued wage pressure in most of the markets in which we operate. The newly opened operations (one skilled nursing facility, two assisted living facilities, and one memory care facility) increased salaries, wages and benefits by approximately $2,129,000 compared to a year ago. The behavioral health hospital that we acquired in August 2018 increased salaries and wages expense of $1,695,000 in 2019 compared to the same period a year ago. These salaries and wage increases in 2019 were offset by the October 2018 disposition of the Madisonville, Kentucky skilled nursing facility ($3,040,000).

Other operating expenses increased $14,404,000, or 5.7%, to $268,442,000 for 2019 compared to $254,038,000 in 2018. These costs were 26.9% and 25.9% of net operating revenues for 2019 and 2018, respectively. The majority of the increase in other operating expenses in 2019 compared to a year ago is due to the January 1, 2019 start of our I-SNP insurance plan, NHC Advantage. For the year ending December 31, 2019, the I-SNP increased other operating expenses approximately $11,612,000 compared to the same period a year ago. The behavioral health hospital that we acquired in August 2018 increased other operating expenses $1,404,000 in 2019 compared to the same period a year ago. The October 2018 disposition of the Madisonville, Kentucky skilled nursing facility decreased other operating expenses in the amount of $2,974,000 in 2019 compared to 2018.

Facility rent expense decreased $405,000, or 1.0%, to $40,518,000. Depreciation and amortization increased 1.3% to $42,419,000.

Interest expense decreased $1,562,000 to $3,135,000 in 2019 from $4,697,000 in 2018. The decrease in interest expense is due from our long-term debt being paid down during 2019. At December 31, 2019, we had $10,000,000 outstanding on our credit facility.

Non–operating income in 2019 increased $9,077,000, or 51.4% to $26,747,000, as further detailed in Note 4 of the consolidated financial statements. The increase in non-operating income is primarily due from our equity in earnings investment in our Caris hospice operations. During 2018, Caris recorded a charge to earnings of $8,500,000 for the settlement of a Qui Tam investigation, of which 75.1% is included in the Company's earnings. In total, with the $8.5 million settlement and legal expenses, Caris’ 2018 earnings negatively impacted NHC’s non-operating income by $8,364,000. There were no such charges or legal expenses in Caris for 2019.

There were also gains on acquisitions of equity method investments in both the 2019 and 2018 years. In June 2019, a gain of $1,975,000 was recorded on the acquisition of the remaining ownership interest of a 60-bed memory care facility in St. Peters, Missouri. We previously held a noncontrolling interest in the facility. Upon acquiring the remaining ownership interest, we valued the business and our previously held equity position based upon the facility’s fair value. In July 2018, a gain of $2,050,000 was recorded on the acquisition of a controlling financial interest in a 14-bed behavioral health hospital in Osage Beach, Missouri. We previously held a non-controlling ownership interest. Upon acquiring the controlling ownership interest, we valued the business and our previously held equity position based upon the hospital’s fair value.

We recorded unrealized gains in the amount of $12,230,000 for the increase in fair value of our marketable equity securities portfolio for the year ended December 31, 2019. The marketable equity securities portfolio consists of publicly traded healthcare REIT’s, with NHI comprising approximately 87% of the market value of the portfolio at December 31, 2019.

The income tax provision for 2019 is $20,039,000 (an effective income tax rate of 22.8%). The income tax provision and effective tax rate for 2019 were also favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $2,064,000 or 2.3% of income before taxes in 2019.

The income tax provision for 2018 is $16,185,000 (an effective income tax rate of 21.6%). The income tax provision and effective tax rate for 2018 were also favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $2,222,000 or 3.0% of income before taxes in 2018.

2018 Compared to 2017

Results for the year ended December 31, 2018 compared to 2017 include a 1.7% increase in net operating revenues and a 4.9% increase in net income attributable to NHC. Excluding the unrealized gains in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the year ended December 31, 2018 was $64,373,000 compared to $54,179,000 for the 2017 year.

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

	Year Ended		One Year Change		Year Ended		One Year Change
	12/31/19	12/31/18	$	%	12/31/18	12/31/17	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$54,920	$67,421	$(12,501)	(18.5)	$67,421	$31,589	$35,832	113.4

Cash provided by operating activities	100,103	98,435	1,668	1.7	98,435	94,466	3,969	4.2

Cash used in investing activities	(14,265)	(33,662)	19,397	57.6	(33,662)	(9,560)	(24,102)	(252.1)

Cash used in financing activities	(79,748)	(77,274)	(2,474)	(3.2)	(77,274)	(49,074)	(28,200)	(57.5)

Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$61,010	$54,920	$6,090	11.1	$54,920	$67,421	$(12,501)	(18.5)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2019 was $100,103,000 as compared to $98,435,000 and $94,466,000 for the years ended December 31, 2018 and 2017, respectively. Cash provided by operating activities consisted of net income of $67,976,000 and adjustments for non–cash items of $24,400,000. There was cash provided by working capital in the amount of $3,952,000 for the year ended December 31, 2019 compared to cash used for working capital needs of $4,001,000 in 2018. We also received cash distributions from our unconsolidated investments of $3,902,000 for the year ended December 31, 2019 compared to $5,241,000 for 2018. There were also gains on sales of restricted marketable debt securities of $127,000 for the year ended December 31, 2019 compared to $18,000 for the same period in 2018.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains on our marketable equity securities, deferred taxes, stock compensation, and a gain on the acquisition of a 60-bed memory care facility in St. Peters, Missouri in which we previously held a noncontrolling ownership interest.

Investing Activities

Cash used in investing activities totaled $14,265,000 for the year ended December 31, 2019, as compared to $33,662,000 and $9,560,000 for the years ended December 31, 2018 and 2017, respectively. Cash used for property and equipment additions was $26,400,000, $29,772,000, and $32,347,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Sales of restricted marketable debt securities, net of purchases, resulted in positive cash flow of $32,029,000 in 2019; compared to purchases of restricted marketable debt securities, net of sales, resulting in a net use of cash of $8,772,000 in 2018. Additionally, in 2019, we had investments in notes receivable of $5,462,000 and cash used for the acquisition of a 60-bed memory care facility in St. Peters, Missouri, of $15,589,000. In 2018, we had cash proceeds from the sale of a skilled nursing facility in Madisonville, Kentucky of $4,300,000.

Financing Activities

Net cash used in financing activities totaled $79,748,000, $77,274,000 and $49,074,000 for the years ended December 31, 2019, 2018, and 2017, respectively.  During 2019 and 2018, $45,000,000 of cash was used for principal payments on long-term debt compared to $20,000,000 in 2017. Dividends paid to common stockholders were $31,208,000, $29,827,000, and $28,237,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Proceeds from the issuance of common stock totaled $2,346,000 in 2019 compared to $2,865,000 and $2,524,000 for 2018 and 2017, respectively. The Company repurchased 10,396 shares of its common stock for a total cost of $872,000 in 2019 and 14,506 shares of its common stock for a total cost of $867,000 in 2018.

Table of Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to December 31, 2019 are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years
Current maturities of long-term debt	$10,000	$10,000	$–	$–	$–
Construction obligations	1,556	1,556	–	–	–
Operating and finance leases	270,285	40,769	80,505	74,861	74,150
Total contractual cash obligations	$281,841	$52,325	$80,505	$74,861	$74,150

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $50,334,000, marketable securities of $152,453,000 and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long–term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $50,334,000, marketable securities of $152,453,000, and our borrowing capacity on the credit facility. At December 31, 2019, the outstanding balance on the credit facility is $10,000,000; therefore, leaving $50,000,000 available for future borrowings. The maturity date on the credit facility is October 7, 2020. The credit facility is available for general corporate purposes, including working capital and acquisitions.

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

Guarantees

At December 31, 2019, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit. We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2019, we did not participate in any such financial investments.

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

Revenue Recognition – Third Party Payors

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. The Medicare PPS methodology requires that patients be assigned based on the acuity level of the patient to determine the amount that is paid to us for patient services. The assignment of patients to the various categories is subject to post–payment review by Medicare and Managed Care intermediaries or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved.

In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our original estimates of reimbursements and subsequent revisions are reflected in operations in the period in which the revisions are made often due to final determination or the period of payment no longer being subject to audit or review.

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims. The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims. Significant estimation is required in determining the reserves, particularly the assumptions of the severity of asserted claims and the quantity and severity of unknown claims.  Our policy is to engage an external, independent actuary to assist in estimating our exposure for claims obligations (for both asserted and unasserted claims). We reassess our accrued risk reserves on a quarterly basis.

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

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Currently, our exposure to market risk relates primarily to our fixed–income and equity portfolios. These investment portfolios are exposed primarily to, but not limited to, interest rate risk, credit risk, equity price risk, and concentration risk. We also have exposure to market risk that includes our cash and cash equivalents, notes receivable, revolving credit facility, and current maturities of our long–term debt. The Company's senior management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At December 31, 2019, we have available for sale marketable debt securities in the amount of $147,406,000. The fixed income portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed income portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations. At December 31, 2019, our available for sale marketable debt securities had gross realized gains of $3,407,000 and gross unrealized losses of $167,000.

As of December 31, 2019, our credit facility bears interest at a variable interest rate. Currently, we have an outstanding balance of $10.0 million on the credit facility, all due within a year. Based on our outstanding balance on the credit facility, a 1% change in interest rates would change our interest cost by approximately $100,000.

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

Credit Risk

Credit risk is managed by diversifying the fixed income portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Corporate debt securities and asset–backed securities comprise approximately 82% of the fair value of the fixed income portfolio. At December 31, 2019, the credit quality ratings for our fixed income portfolio consisted of the following investment grades (as a percent of fair value): 26% AAA rated, 13% AA rated, 39% A rated, and 22% BBB rated.

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At December 31, 2019, the fair value of our marketable equity securities is approximately $152,453,000. Of the $152.5 million marketable equity securities portfolio, our investment in NHI comprises approximately $132.9 million, or 87%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $15.2 million. At December 31, 2019, our marketable equity securities had unrealized gains of $122.3 million. Of the $122.3 million unrealized gains, $108.1 million is related to NHI.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of National HealthCare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), on a modified retrospective basis.

Adoption of ASU No. 2016-01

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of classification and measurement of investments in certain equity investments and the presentation of fair value changes in the years ended December 31, 2018 and 2019 due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that response to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of Professional Liability Claims Reserves

Description of the Matter

The Company’s accrued risk reserves totaled $96,011,000 as of December 31, 2019. As described in Note 16 to the consolidated financial statements, the accrued risk reserves include professional liability claims reserves for unpaid reported professional liability claims and estimates for incurred but unreported claims. The Company’s policy with respect to the professional liability claims reserves is to use an actuary to assist management in estimating the exposure for claims obligations (for both asserted and unasserted claims).

Auditing management’s professional liability claims reserves was complex and highly judgmental due to the significant estimation required in determining the reserves, particularly the assumptions of the severity of asserted claims and the quantity and severity of unknown claims.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the effectiveness of controls over the Company’s professional liability claims reserve determination, including controls over management’s review of the significant assumptions described above. For example, we tested controls over management’s review of the actuarial analysis, the significant actuarial assumptions and the data inputs provided to the actuary.

To test the professional liability claims reserves, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data provided to the Company’s actuarial specialist, obtaining legal confirmation letters to evaluate the reserves recorded on significant litigated matters, and reviewing the Company's insurance contracts by policy year to assess the Company's self-insured retentions, deductibles, and coverage limits. In addition, we involved our actuarial specialists to assist in our evaluation of the methodologies applied by management's specialist and assessing the accuracy of the Company’s reserves. We also compared the reserves recorded to a range developed by our actuarial specialists based on independently selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2009.

Nashville, Tennessee

February 21, 2020

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017

Revenues:
Net patient revenues	$947,872	$932,774	$916,742
Other revenues	48,511	47,575	47,153
Net operating revenues	996,383	980,349	963,895

Costs and expenses:
Salaries, wages and benefits	592,831	582,721	572,043
Other operating	268,442	254,038	249,833
Facility rent	40,518	40,923	40,367
Depreciation and amortization	42,419	41,894	42,652
Interest	3,135	4,697	4,890
Total costs and expenses	947,345	924,273	909,785

Income from operations	49,038	56,076	54,110

Other income:
Non-operating income	26,747	17,670	20,439
Unrealized gains on marketable equity securities	12,230	1,138	–

Income before income taxes	88,015	74,884	74,549
Income tax provision	(20,039)	(16,185)	(18,867)
Net income	67,976	58,699	55,682
Net loss attributable to noncontrolling interest	235	265	523

Net income attributable to National HealthCare Corporation	$68,211	$58,964	$56,205

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$4.47	$3.87	$3.70
Diluted	$4.44	$3.87	$3.69

Weighted average common shares outstanding:
Basic	15,270,154	15,224,886	15,189,920
Diluted	15,360,046	15,236,826	15,218,962

Dividends declared per common share	$2.06	$1.98	$1.89

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2019	2018	2017

Net income	$67,976	$58,699	$55,682

Other comprehensive income (loss):
Unrealized gains (losses) on investments in restricted marketable debt securities	6,842	(2,574)	1,644
Unrealized gains on investments in marketable equity securities	–	–	1,073
Reclassification adjustment for realized gains on sale of securities	(127)	(18)	(262)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,410)	544	(1,019)
Other comprehensive income (loss), net of tax	5,305	(2,048)	1,436

Net loss attributable to noncontrolling interest	235	265	523

Comprehensive income attributable to National HealthCare Corporation	$73,516	$56,916	$57,641

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$50,334	$43,247
Restricted cash and cash equivalents, current portion	8,944	9,967
Marketable equity securities	152,453	140,223
Restricted marketable debt securities, current portion	20,576	18,676
Accounts receivable	92,975	97,274
Inventories	7,441	7,470
Prepaid expenses and other assets	4,075	3,863
Notes receivable, current portion	1,695	1,289
Federal income tax receivable	2,560	–
Total current assets	341,053	322,009

Property and Equipment:
Property and equipment, at cost	1,017,204	979,088
Accumulated depreciation and amortization	(481,774)	(444,438)
Net property and equipment	535,430	534,650

Other Assets:
Restricted cash and cash equivalents, less current portion	1,732	1,706
Restricted marketable debt securities, less current portion	126,830	153,917
Deposits and other assets	5,124	5,602
Operating lease – right-of-use assets	202,909	–
Goodwill	20,995	20,995
Notes receivable, less current portion	13,384	9,707
Investments in unconsolidated companies	39,191	32,362
Total other assets	410,165	224,289
Total assets	$1,286,648	$1,080,948

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Liabilities and Equity
Current Liabilities:
Trade accounts payable	$18,903	$19,759
Finance lease obligations, current portion	4,166	3,924
Operating lease liabilities, current portion	24,243	–
Accrued payroll	69,826	67,618
Amounts due to third party payors	15,108	16,108
Accrued risk reserves, current portion	29,520	28,643
Other current liabilities	15,029	14,249
Dividends payable	7,968	7,623
Current maturities of long-term debt	10,000	–
Total current liabilities	194,763	157,924

Long–term debt	-	55,000
Finance lease obligations, less current portion	14,963	19,128
Operating lease liabilities, less current portion	178,666	-
Accrued risk reserves, less current portion	66,491	67,381
Refundable entrance fees	7,455	8,078
Obligation to provide future services	2,035	2,172
Deferred income taxes	24,012	18,550
Other noncurrent liabilities	16,058	15,204
Deferred revenue	3,136	3,054
Total liabilities	507,579	346,491

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,332,206 and 15,255,002 shares, respectively, issued and outstanding	153	153
Capital in excess of par value	222,787	219,435
Retained earnings	553,093	516,435
Accumulated other comprehensive income (loss)	2,560	(2,745)
Total National HealthCare Corporation stockholders’ equity	778,593	733,278
Noncontrolling interest	476	1,179
Total equity	779,069	734,457
Total liabilities and equity	$1,286,648	$1,080,948

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017

Cash Flows From Operating Activities:
Net income	$67,976	$58,699	$55,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,419	41,894	42,652
Equity in earnings of unconsolidated investments	(9,744)	(1,020)	(6,932)
Distributions from unconsolidated investments	3,902	5,241	7,829
Unrealized gains on marketable equity securities	(12,230)	(1,138)	–
Gains on sale of restricted marketable debt securities	(127)	(18)	(262)
Gains on acquisitions of equity method investments	(1,975)	(2,050)	–
Gain on sale of skilled nursing facility	–	(1,668)	–
Deferred income taxes	4,052	718	(4,714)
Stock–based compensation	1,878	1,778	1,678
Changes in operating assets and liabilities:
Accounts receivable	4,299	(9,398)	(4,236)
Federal income tax receivable	(2,560)	5,465	(800)
Inventories	29	(317)	355
Prepaid expenses and other assets	(287)	(1,743)	(796)
Trade accounts payable	(856)	3,467	(2,615)
Accrued payroll	2,208	516	1,190
Amounts due to third party payors	(1,000)	(1,281)	370
Accrued risk reserves	540	2,818	3,070
Other current liabilities	780	(2,050)	2,987
Obligation to provide future services	(137)	(715)	(349)
Other noncurrent liabilities	854	(591)	(507)
Deferred revenue	82	(172)	(136)
Net cash provided by operating activities	100,103	98,435	94,466
Cash Flows From Investing Activities:
Additions to property and equipment	(26,400)	(29,772)	(32,347)
Proceeds from the sale of skilled nursing facility	–	4,300	–
Investments in unconsolidated companies	(222)	(444)	(246)
Acquisition of equity method investment	(15,589)	(527)	–
Investments in notes receivable	(5,462)	–	(202)
Collections of notes receivable	1,379	1,553	4,282
Purchases of restricted marketable debt securities	(12,471)	(13,311)	(31,244)
Sale of restricted marketable debt securities	44,500	4,539	50,197
Net cash used in investing activities	(14,265)	(33,662)	(9,560)
Cash Flows From Financing Activities:
Principal payments under line of credit agreement	(45,000)	(45,000)	(20,000)
Principal payments under finance lease obligations	(3,923)	(3,696)	(3,481)
Dividends paid to common stockholders	(31,208)	(29,827)	(28,237)
Issuance of common shares	2,346	2,865	2,524
Repurchase of common shares	(872)	(867)	–
Distributions attributable to noncontrolling interest	(468)	–	–
Equity contributed by noncontrolling interest	–	–	1,217
Entrance fee refunds	(623)	(749)	(1,097)
Net cash used in financing activities	(79,748)	(77,274)	(49,074)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	6,090	(12,501)	35,832
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	54,920	67,421	31,589
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$61,010	$54,920	$67,421

Balance Sheet Classifications:
Cash and cash equivalents	$50,334	$43,247	$59,118
Restricted cash and cash equivalents	10,676	11,673	8,303
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$61,010	$54,920	$67,421

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued, in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental Information:

Cash payments for interest	$3,118	$4,899	$5,183

Cash payments for income taxes	20,889	9,182	23,550

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Equity

(in thousands, except for share and per share amounts)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2017	15,162,938	$152	$211,457	$391,934	$66,068	$–	$669,611
Net income attributable to National HealthCare Corporation	–	–	–	56,205	–	–	56,205
Net loss attributable to noncontrolling interest	–	–	–	–	–	(523)	(523)
Equity contributed by noncontrolling interest	–	–	–	–	–	1,217	1,217
Other comprehensive income	–	–	–	–	1,436	–	1,436
Stock–based compensation	–	–	1,678	–	–	–	1,678
Shares sold – options exercised	49,195	–	2,524	–	–	–	2,524
Dividends declared to common stockholders ($1.89 per share)	–	–	–	(28,716)	–	–	(28,716)
Balance at January 1, 2018	15,212,133	$152	$215,659	$419,423	$67,504	$694	$703,432
Reclassification due to new accounting standards	–	–	–	68,201	(68,201)	–	–
Net income attributable to National HealthCare Corporation	–	–	–	58,964	–	–	58,964
Net loss attributable to noncontrolling interest	–	–	–	–	–	(265)	(265)
Equity contributed by noncontrolling interest	–	–	–	–	–	750	750
Other comprehensive loss	–	–	–	–	(2,048)	–	(2,048)
Stock–based compensation	–	–	1,778	–	–	–	1,778
Shares sold – options exercised	57,375	1	2,865	–	–	–	2,866
Repurchase of common shares	(14,506)	–	(867)	–	–	–	(867)
Dividends declared to common stockholders ($1.98 per share)	–	–	–	(30,153)	–	–	(30,153)
Balance at January 1, 2019	15,255,002	$153	$219,435	$516,435	$(2,745)	$1,179	$734,457
Net income attributable to National HealthCare Corporation	–	–	–	68,211	–	–	68,211
Net loss attributable to noncontrolling interest	–	–	–	–	–	(235)	(235)
Distributions attributable to noncontrolling interest	–	–	–	–	–	(468)	(468)
Other comprehensive income	–	–	–	–	5,305	–	5,305
Stock–based compensation	–	–	1,878	–	–	–	1,878
Shares sold – options exercised	87,600	–	2,346	–	–	–	2,346
Repurchase of common shares	(10,396)	–	(872)	–	–	–	(872)
Dividends declared to common stockholders ($2.06 per share)	–	–	–	(31,553)	–	–	(31,553)
Balance at December 31, 2019	15,332,206	$153	$222,787	$553,093	$2,560	$476	$779,069

 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

National HealthCare Corporation ("NHC" or "the Company") operates, manages or provides services to skilled nursing facilities, assisted living facilities, independent living facilities, home health care programs, and a behavioral health hospital located in 10 Southeastern, Northeastern and Midwestern states in the United States. The most significant part of our business relates to skilled and intermediate nursing care in which setting we also provide assisted living and retirement services, rehabilitative therapy services, memory and Alzheimer's care services, and home health care. We also have a non–controlling ownership interest in a hospice care business that services NHC owned health care centers and others. The health care environment has continually undergone changes with regard to Federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues. We continually monitor these industry developments as well as other factors that affect our business.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors.  Contractual adjustments are based on contractual agreements and historical experience.  The Company considers the patient's ability and intent to pay the amount of consideration upon admission.  Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense was $2,403,000, $1,524,000, and $1,895,000 for years ended December 31, 2019, 2018, and 2017, respectively.  As of December 31, 2019, and 2018, the Company has recorded allowance for doubtful accounts of $4,451,000 and $4,610,000, respectively, as our best estimate of probable losses inherent in the accounts receivable balance.

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

We recognize rental income based on the terms of our operating leases. Under certain of our leases, we receive variable rent, which is based on the increase in revenues of a lessee over a base year. We recognize variable rent annually or monthly, as applicable, when, based on the actual revenue of the lessee is earned.

Segment Reporting

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and one behavioral health hospital, and (2) homecare services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate officers. See Note 5 for further disclosure of the Company’s operating segments.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $24.8 million, $28.7 million, and $29.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less when purchased.

Restricted Cash and Cash Equivalents and Restricted Marketable Securities

Restricted cash and cash equivalents and restricted marketable securities primarily represent assets that are held by our wholly owned limited purpose insurance companies for workers' compensation and professional liability claims.

Investments in Marketable Securities and Restricted Marketable Securities

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2016-01 using the modified retrospective method as required in the standard. ASU No. 2016-01 revised the classification and measurement of investments in certain equity investments and required the change in fair value of many equity investments to be recognized in net income. The adoption of ASU No. 2016-01 resulted in a $68,073,000 reclassification of net unrealized gains from accumulated other comprehensive income to the opening balance sheet of retained earnings.

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

On January 1, 2019 (with the adoption of ASC Topic 842, Leases, see Note 6), the Company recorded right-of-use assets and liabilities on the consolidated balance sheets for non-cancelable real estate operating leases with original or remaining lease terms in excess of one year. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheets and are expensed on a straight-line basis over the lease term in our consolidated statement of operations. Finance leases remain on the consolidated balance sheets as required by previous accounting guidance.

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

The following table represents activity in goodwill by segment as of and for the three years ended December 31, 2019 (in thousands):

	Three Years Ended December 31, 2019
	Inpatient Services	Homecare	All Other	Total
January 1, 2017	$–	$17,600	$–	$17,600
Additions	–	–	–	–
December 31, 2017	–	17,600	–	17,600
Additions	3,395	–	–	3,395
December 31, 2018	3,395	17,600	–	20,995
Additions	–	–	–	–
December 31, 2019	$3,395	$17,600	$–	$20,995

Accrued Risk Reserves

We are principally self–insured for risks related to employee health insurance and utilize wholly owned limited purpose insurance companies for workers’ compensation and professional liability claims. Accrued risk reserves primarily represent the accrual for risks associated with employee health insurance, workers’ compensation and professional liability claims. The accrued risk reserves include a liability for unpaid reported claims and estimates for incurred but unreported claims.  Significant estimation is required in determining the reserves, particularly the assumptions of the severity of asserted claims and the quantity and severity of unknown claims.  Our policy with respect to a significant portion of our workers’ compensation and professional and general liability claims is to use an actuary to assist management in estimating our exposure for claims obligation (for both asserted and unasserted claims). Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid. We reassess our accrued risk reserves on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period first identified.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as non-current liabilities in the Company's consolidated balance sheets. The balances of refundable entrance fees as of December 31, 2019 and December 31, 2018 were $7,455,000 and $8,078,000, respectively.

Obligation to Provide Future Services

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non–refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. At December 31, 2019 and 2018, we have recorded a future service obligation in the amounts of $2,035,000 and $2,172,000, respectively.

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

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, marketable securities, restricted marketable securities and notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash and cash equivalents are primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. We perform continual credit evaluations of our clients and maintain appropriate allowances for doubtful accounts on any accounts receivable proving uncollectible, and continually monitor and adjust these allowances as necessary. Marketable securities and restricted marketable securities are held primarily in accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities as discussed in Note 11.

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

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) established ASC Topic 842, Leases, by issuing ASU No. 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied either retrospectively to each prior reporting period presented in the financial statements or retrospectively at the beginning of the period of adoption.

In August 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” The objective of this update is to reduce costs for entities adopting the new leases standard and to ease the application of the separation and allocation guidance for lessors. This ASU provided a new transition method whereas entities can initially apply the new lease guidance at the adoption date (rather than at the beginning of the earliest period presented) and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, while continuing to present the comparative periods under Topic 840, including its disclosure requirements. If an entity elects the new transition method, it is required to provide the Topic 840 disclosures for all periods that remain under the legacy period.

The Company adopted ASC Topic 842 as of January 1, 2019, electing the transition method that allows us to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. We did not have a cumulative adjustment to retained earnings. The Company has elected the package of practical expedients permitted under the transition guidance, which among other things, allows the Company to carry forward the historical lease classification. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has made an accounting policy to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs. The consolidated financial statements for the period ending December 31, 2019, are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy.

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

On August 28, 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 changes the fair value measurement disclosure requirements of ASC 820. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but they will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. On January 1, 2019, the Company early adopted the provisions of ASU No. 2018-13 and this standard did not have a material impact on our consolidated financial statements.

In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates,” which aligns the guidance in various Securities and Exchange Commission “SEC” sections of the FASB ASC with the requirements of certain already effective SEC final rules. ASU No. 2019-07 was effective immediately. This standard did not have a material impact on the company’s financial statements and related disclosures.

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

	Year Ended December 31,
(in thousands)	2019	2018	2017
Inpatient services	$893,201	$872,912	$853,662
Homecare services	54,671	59,862	63,080
Total net patient revenue	$947,872	$932,774	$916,742

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

Revenue by Payor

The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2019	2018	2017
Medicare	34%	35%	35%
Managed Care	12%	12%	13%
Medicaid	27%	26%	26%
Private Pay and Other	27%	27%	26%
Total	100%	100%	100%

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

Effective October 1, 2019, the Centers for Medicare and Medicaid Services ("CMS") issued a new case-mix model called the Patient-Driven Payment Model (“PDPM”), which focuses on a resident’s condition and care needs, rather than the amount of care provided to determine reimbursement levels. The PDPM utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification.

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

However, CMS issued a final rule, beginning January 1, 2020, that sets forth the implementation of the Patient-Driven Groupings Model (“PDGM”) that will change the unit of payment from a 60-day episode to a 30-day episode period. Under PDGM, the initial certification of patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care, but payments for home health services will be made based upon 30-day payment periods. Additionally, the new rule ends requests for anticipated payments, or prepayments, and these will be completely phased out by 2021.

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

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. The Medicare PPS methodology requires that patients be assigned to Resource Utilization Groups ("RUGs") based on the acuity level of the patient to determine the amount paid to us for patient services. The assignment of patients to the various RUG categories is subject to post–payment review by Medicare intermediaries or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $15,108,000 and $16,108,000 as of December 31, 2019 and 2018, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Year Ended December 31,
(in thousands)	2019	2018	2017
Insurance services	$6,209	$7,084	$8,003
Management and accounting service fees	18,533	15,175	16,169
Rental income	22,641	22,262	21,957
Other	1,128	1,386	1,024
Gain on sale of skilled nursing facility	–	1,668	–
Total other revenues	$48,511	$47,575	$47,153

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 were $3,536,000, $4,392,000, and $5,300,000, respectively. Associated losses and expenses are reflected in the consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 were $2,673,000, $2,692,000, and $2,703,000, respectively. Associated losses and expenses including those for self–insurance are included in the consolidated statements of operations as "Other operating costs and expenses".

Management Fees from National

We have managed skilled nursing facilities for National since 1988, and we currently manage five facilities. See Note 18 regarding our relationship with National.

During 2019, 2018 and 2017, National paid and we recognized approximately $6,627,000, $4,304,000, and $4,194,000, respectively, of management fees and interest on management fees. Unrecognized and unpaid management fees and interest on management fees from National total $19,148,000 and $21,398,000 at December 31, 2019 and 2018, respectively.

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

Management Fees and Financial and Accounting Services for Other Healthcare Centers

During 2019, 2018 and 2017, we provided management services to certain healthcare facilities (in addition to the five National centers) operated by third party owners.  For the years ended December 31, 2019, 2018 and 2017, we recognized management fees of $2,952,000, $2,532,000 and $2,794,000 from these centers, respectively.

During 2019 and 2018, we provided accounting and financial services to 20 healthcare facilities. No management services are provided for entities in which we provide accounting and financial services.

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 6 – Long Term Leases.

The following table sets forth the undiscounted cash flows for future minimum lease payments receivable for leases in effect at December 31, 2019 (in thousands):

2020	$22,019
2021	23,011
2022	22,907
2023	22,738
2024	22,730
Thereafter	22,950
Total future minimum lease payments	$136,355

Gain on sale of skilled nursing facility

In October 2018, the Company sold a skilled nursing facility located in Madisonville, Kentucky.  The total consideration paid to the Company was $4,300,000, which resulted in a gain of $1,668,000. The gain was recorded in "Other revenue" in the consolidated statement of operations.

Note 4 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on marketable securities, interest income, and gains on acquisitions of additional ownership interests of equity method investments.

Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services. In 2018, Caris' equity in earnings were negatively impacted by $8,364,000 for the settlement of its Qui Tam legal matter (including legal fees).

	Year Ended December 31,
(in thousands)	2019	2018	2017
Equity in earnings of unconsolidated investments	$9,744	$1,020	$6,932
Dividends and net realized gains on sale of securities	7,840	7,417	7,335
Interest income	7,188	7,183	6,172
Gain on acquisition of equity method investments	1,975	2,050	–
Total non-operating income	$26,747	$17,670	$20,439

Gain on acquisition of equity method investments

Effective June 1, 2019, the Company expanded its controlled operations through an acquisition of the remaining ownership interest of a 60-bed memory care facility in St. Peters, Missouri. We previously held a noncontrolling interest in the facility and accounted for the investment as an equity method investment. The operating results of the business have been included in the consolidated financial statements since the remaining ownership interest acquisition date.

Upon acquiring the remaining ownership interest, the Company recorded and increased its previously held equity interest up to fair value as of the acquisition date. This remeasurement of our equity interest at fair value resulted in a gain of $1,975,000 during the second quarter of 2019. The gain was recorded in "Non-operating income" in the consolidated statements of operations.

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$893,201	$54,671	$–	$947,872
Other revenues	910	–	47,601	48,511
Net operating revenues	894,111	54,671	47,601	996,383

Costs and Expenses:
Salaries, wages and benefits	526,430	33,037	33,364	592,831
Other operating	242,435	17,003	9,004	268,442
Facility rent	32,748	1,854	5,916	40,518
Depreciation and amortization	38,731	250	3,438	42,419
Interest	1,578	–	1,557	3,135
Total costs and expenses	841,922	52,144	53,279	947,345

Income (loss) before non-operating income	52,189	2,527	(5,678)	49,038
Non-operating income	–	–	26,747	26,747
Unrealized gains on marketable equity securities	–	–	12,230	12,230

Income before income taxes	$52,189	$2,527	$33,299	$88,015

	Year Ended December 31, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$872,912	$59,862	$–	$932,774
Other revenues	2,494	–	45,081	47,575
Net operating revenues	875,406	59,862	45,081	980,349

Costs and Expenses:
Salaries, wages and benefits	513,647	33,339	35,735	582,721
Other operating	225,133	19,566	9,339	254,038
Facility rent	33,052	1,945	5,926	40,923
Depreciation and amortization	38,372	229	3,293	41,894
Interest	1,504	–	3,193	4,697
Total costs and expenses	811,708	55,079	57,486	924,273

Income (loss) before non-operating income	63,698	4,783	(12,405)	56,076
Non-operating income	–	–	17,670	17,670
Unrealized gains on marketable securities	–	–	1,138	1,138

Income before income taxes	$63,698	$4,783	$6,403	$74,884

	Year Ended December 31, 2017
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$853,662	$63,080	$–	$916,742
Other revenues	663	–	46,490	47,153
Net operating revenues	854,325	63,080	46,490	963,895

Costs and Expenses:
Salaries, wages and benefits	501,510	33,059	37,474	572,043
Other operating	221,414	20,855	7,564	249,833
Facility rent	32,744	1,980	5,643	40,367
Depreciation and amortization	38,246	177	4,229	42,652
Interest	1,719	–	3,171	4,890
Total costs and expenses	795,633	56,071	58,081	909,785

Income (loss) before non-operating income	58,692	7,009	(11,591)	54,110

Non-operating income	–	–	20,439	20,439

Income before income taxes	$58,692	$7,009	$8,848	$74,549

Note 6 – Long–Term Leases

Upon adopting ASC Topic 842, as noted in Note 1 - Summary of Significant Accounting Policies, the Company has elected the package of practical expedients offered in the transition guidance which allows management not to reassess lease identification, lease classification, and initial direct costs. The Company has elected the accounting policy practical expedient to exclude recording short-term leases, for all asset classes, as right-of-use assets and lease liabilities on the consolidated balance sheets. Finally, the Company has elected the accounting policy practical expedient to recognize lease components and non-lease components together and not as separate parts of a lease for real estate leases.

Operating Leases with NHI

As of December 31, 2019, we leased from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator.

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

Base rent expense under both NHI lease agreements totals $34,200,000 annually. Percentage rent under the leases is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent expense under both leases for 2019, 2018, and 2017 was $3,587,000, $3,713,000 and $3,057,000, respectively.

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

Fixed assets recorded under the finance leases, which are included in property and equipment in the consolidated balance sheets, are as follows (in thousands):

	December 31,
	2019	2018
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(22,859)	(18,970)
	$16,173	$20,062

Lease Classification

At December 31, 2019, the Company recorded the following on the consolidated balance sheets (in thousands):

Right-of-Use Assets	Balance Sheet Classification	December 31, 2019
Finance lease assets	Net property and equipment	$16,173
Operating lease right-of-use assets	Operating lease right-of-use assets	202,909
Total		$219,082

Lease Liabilities	Balance Sheet Classification	December 31, 2019
Current:
Finance lease liabilities	Finance lease obligations, current portion	$4,166
Operating lease liabilities	Operating lease liabilities, current portion	24,243
Noncurrent:
Finance lease liabilities	Finance lease obligations, less current portion	14,963
Operating lease liabilities	Operating lease liabilities, less current portion	178,666
Total		$222,038

Weighted-average remaining lease terms and discount rates at December 31, 2019 is as follows:

Weighted-average remaining lease terms (in years)
Finance	4.2
Operating	7.1

Weighted-average discount rate
Finance	6.0%
Operating	6.0%

Lease Costs

For the year ended December 31, 2019, the lease costs recorded in the consolidated statement of operations are as follows (in thousands):

Year Ended December 31, 2019
Finance lease costs:
Depreciation of leased assets	$3,889
Interest of lease liabilities	1,306
Total finance lease costs	5,195

Operating lease costs:
Operating lease costs	35,881
Variable lease costs	3,587
Short-term lease costs	1,050
Total operating lease costs	40,518

Total lease costs	$45,713

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of December 31, 2019 (in thousands):

	Finance Leases	Operating Leases
2020	$5,200	$35,569
2021	5,200	35,236
2022	5,200	34,869
2023	5,200	34,475
2024	867	34,319
Thereafter	–	74,150
Total minimum lease payments	$21,667	$248,618
Less: amounts representing interest	(2,538)	(45,709)
Present value of future minimum lease payments	19,129	202,909
Less: current portion	(4,166)	(24,243)
Noncurrent lease liabilities	$14,963	$178,666

Other

Supplemental cash flow data for the year ended December 31, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$35,881
Operating cash flows for finance leases	1,306
Financing cash flows for finance leases	3,923

Note 7 – Earning Per Share

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Basic:
Weighted average common shares outstanding	15,270,154	15,224,886	15,189,920
Net income attributable to common stockholders of National Healthcare Corporation	$68,211	$58,964	$56,205

Earnings per common share, basic	$4.47	$3.87	$3.70

Diluted:
Weighted average common shares outstanding	15,270,154	15,224,886	15,189,920
Dilutive effect of stock options	89,892	11,940	29,042
Assumed average common shares outstanding	15,360,046	15,236,826	15,218,962

Net income attributable to common stockholders of National Healthcare Corporation	$68,211	$58,964	$56,205

Earnings per common share, diluted	$4.44	$3.87	$3.69

Note 8 – Investments in Marketable Securities

Our investments in marketable securities include marketable equity securities and restricted marketable debt securities. Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in restricted marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. Realized gains and losses from securities sales are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis.

Marketable securities and restricted marketable securities consist of the following (in thousands):

	December 31, 2019		December 31, 2018
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$152,453	$30,176	$140,223
Restricted investments available for sale:
Corporate debt securities	63,414	65,653	69,439	67,632
Asset–backed securities	54,451	55,185	62,772	62,068
U.S. Treasury securities	13,379	13,410	22,038	21,457
State and municipal securities	12,922	13,158	21,818	21,436
	$174,342	$299,859	$206,243	$312,816

Included in the marketable equity securities are the following (in thousands, except share amounts):

	December 31, 2019			December 31, 2018
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$132,865	1,630,642	$24,734	$123,179

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	December 31, 2019		December 31, 2018
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$15,726	$15,767	$11,448	$11,401
1 to 5 years	88,314	90,408	98,487	97,430
6 to 10 years	40,126	41,231	64,932	62,527
Over 10 years	–	–	1,200	1,235
	$144,166	$147,406	$176,067	$172,593

Gross unrealized gains related to marketable equity securities are $122,290,000 and $110,081,000 as of December 31, 2019 and 2018, respectively. Gross unrealized losses related to marketable equity securities are $13,000 and $34,000 as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the Company recognized net unrealized gains of $12,230,000 and $1,138,000, respectively, in the consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $3,407,000 and $335,000 as of December 31, 2019 and 2018, respectively. Gross unrealized losses related to available for sale marketable debt securities are $167,000 and $3,809,000 as of December 31, 2019 and 2018, respectively.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment for the years ended December 31, 2019 and 2018.

Proceeds from the sale of available for sale marketable debt securities during the years ended December 31, 2019, 2018, and 2017 were $44,500,000, $4,539,000, and $50,197,000, respectively. Net investment gains of $127,000, $18,000, and $262,000 were realized on these sales during the years ended December 31, 2019, 2018, and 2017, respectively. No sales were reported for the marketable equity securities for the years ended December 31, 2019, 2018, and 2017.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2019 or 2018.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. Our long–term debt approximates fair value due to variable interest rates. At December 31, 2019 and 2018, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2019 and December 31, 2018 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2019	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$50,334	$50,334	$–	$–
Restricted cash and cash equivalents	10,676	10,676	–	–
Marketable equity securities	152,453	152,453	–	–
Corporate debt securities	65,653	48,584	17,069	–
Asset–backed securities	55,185	–	55,185	–
U.S. Treasury securities	13,410	13,410	–	–
State and municipal securities	13,158	1,975	11,183	–
Total financial assets	$360,869	$277,432	$83,437	$–

	Fair Value Measurements Using
December 31, 2018	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$43,247	$43,247	$–	$–
Restricted cash and cash equivalents	11,673	11,673	–	–
Marketable equity securities	140,223	140,223	–	–
Corporate debt securities	67,632	47,921	19,711	–
Asset–backed securities	62,068	–	62,068	–
U.S. Treasury securities	21,457	21,457	–	–
State and municipal securities	21,436	–	21,436	–
Total financial assets	$367,736	$264,521	$103,215	$–

Note 10 – Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2019	2018
Land	$61,018	$59,300
Leasehold improvements	122,520	118,142
Buildings and improvements	644,236	611,516
Furniture and equipment	177,717	171,058
Construction in progress	11,713	19,072
Property and equipment, at cost	1,017,204	979,088
Less: Accumulated depreciation	(481,774)	(444,438)
Net property and equipment	$535,430	$534,650

The Company estimates the cost to complete construction in progress is approximately $1,556,000 at December 31, 2019.

Note 11 – Notes Receivable

At December 31, 2019 and 2018, we have notes receivable from healthcare facilities totaling $15,079,000 and $10,996,000, respectively, reflected in the accompanying consolidated balance sheets. The notes include working capital loans and a first mortgage, ranging from 6% to 8% fixed interest rates and periodic payments required prior to maturity. The notes mature in the years from 2020 to 2025.

Note 12 – Long–Term Debt

Long–term debt consists of the following (dollars in thousands):

	Interest Rate at		December 31,
	Dec. 31, 2019	Maturities	2019	2018
Credit Facility, interest payable monthly	Variable, 3.1%	2020	$10,000	$55,000
Less current portion			(10,000)	–
			$–	$55,000

$60,000,000 Credit Facility

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

As of December 31, 2019, the available borrowing capacity for the credit facility is $50 million.

The Credit Agreement contains customary representations and financial covenants, including covenants that restrict, among other things, asset dispositions, mergers and acquisitions, dividends, restricted payments, debt, liens, investments and affiliate transactions. The Credit Agreement contains customary events of default.  As of December 31, 2019, the Company is compliant with all financial covenants.

The aggregate maturities of long–term debt for the five years subsequent to December 31, 2019 are as follows (in thousands):

Long–Term Debt
2020	$10,000
2021	–
2022	–
2023	–
2024	–
Thereafter	–
Total	$10,000

Note 13 – Income Taxes

The provision for income taxes is comprised of the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current Tax Provision
Federal	$13,356	$13,583	$23,038
State	1,101	1,612	2,150
Total current tax provision	14,457	15,195	25,188
Deferred Tax Provision
Federal	4,048	610	(6,548)
State	1,534	380	227
Total deferred tax provision	5,582	990	(6,321)
Income Tax Provision	$20,039	$16,185	$18,867

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts receivable	$46	$48
Accrued risk reserves	1,625	1,433
Accrued expenses	5,926	5,504
Financial reporting depreciation in excess of tax depreciation	3,966	6,340
Stock based compensation	666	959
Non-refundable entrance fees	89	103
Obligation to provide future services	530	580
Deferred revenue	5,425	3,480
State net operating loss carryforwards	–	5,762
Operating lease liabilities	52,870	–
Total gross deferred tax assets	71,143	24,209
Less: Valuation allowance	-	(5,762)
Deferred tax assets less valuation allowance	$71,143	$18,447

Deferred tax liabilities:
Unrealized gains on marketable securities	$(32,638)	$(28,032)
Deferred gain on sale of assets, net	(2,094)	(2,146)
Book basis in excess of tax basis of intangible assets	(2,063)	(1,748)
Book basis in excess of tax basis of securities	(2,172)	(1,889)
Long–term investments	(3,318)	(3,182)
Operating lease assets	(52,870)	–
Total deferred tax liabilities	$(95,155)	$(36,997)

Net deferred tax liability	$(24,012)	$(18,550)

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax provision at federal statutory rate	$18,483	$15,726	$26,092

Increase (decrease) in income taxes resulting from:
Tax expense from minority interest	61	71	204
State, net of federal benefit	3,850	3,213	2,647
Nondeductible expenses	207	478	230
Return to provision	(793)	(1,418)	–
Share based payments	(263)	(136)	(237)
Insurance expense	(82)	(128)	(103)
Revalue tax assets/liabilities due to federal tax reform	–	–	(8,488)
Other, net	128	15	(338)
Unrecognized tax benefits	512	586	613
Expiration of statute of limitations	(2,064)	(2,222)	(1,753)
Total increases (decreases)	1,556	459	(7,225)
Effective income tax expense	$20,039	$16,185	$18,867

The exercise of non–qualified stock options results in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option exercise price. During 2019, 2018 and 2017, $263,000, $136,000, and $237,000, respectively, attributable to the tax (expense) benefit of stock options exercised and restricted stock vested, was recorded. Such tax benefits are recorded in the income statement.

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

In accordance with current guidance, the Company has established a liability for unrecognized tax benefits, which are differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured. Generally, a liability is created for an unrecognized tax benefit because it represents a company’s potential future obligation to a taxing authority for a tax position that was not recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2017	8,023	12,965	3,337	16,302
Additions based on tax positions related to the current year	1,219	1,219	–	1,219
Additions for tax positions of prior years	342	844	865	1,709
Reductions for statute of limitation expirations	(1,682)	(2,508)	(927)	(3,435)
Revaluation due to federal tax reform	(2,854)	–	–	–
Balance, December 31, 2017	5,048	12,520	3,275	15,795
Additions based on tax positions related to the current year	811	811	–	811
Additions for tax positions of prior years	209	388	937	1,325
Reductions for statute of limitation expirations	(505)	(1,786)	(941)	(2,727)
Balance, December 31, 2018	5,563	11,933	3,271	15,204
Additions based on tax positions related to the current year	1,418	1,418	–	1,418
Additions for tax positions of prior years	907	1,002	973	1,975
Reductions for statute of limitation expirations	(475)	(1,604)	(935)	(2,539)
Balance, December 31, 2019	$7,413	$12,749	$3,309	$16,058

During the year ended December 31, 2019, we have recognized a $1,604,000 decrease in unrecognized tax benefits and an accompanying $935,000 decrease of related interest and penalties due to the effect of statute of limitations lapse. The favorable impact on our tax provision was $2,064,000. During the years ended December 31, 2018 and 2017, the favorable impact on our tax provision due to the effect of statute of limitations lapsing was $2,222,000 and $1,753,000, respectively.

Unrecognized tax benefits of $5,829,000, net of federal benefit at December 31, 2019, attributable to permanent differences, would favorably impact our effective tax rate if recognized. We do not expect significant increases or decreases in unrecognized tax benefits within the twelve months beginning December 31, 2019, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,834,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense. Interest and penalties expense (benefit) was $38,000, $(4,000), and $(62,000) for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2016 (with few state exceptions).

Note 14 – Stock Repurchase Program

In August 2019, the Board of Directors authorized a common stock purchase program. The program will allow for repurchases of up to $25 million of its common stock. The stock repurchase plan began on September 1, 2019 and will expire on August 31, 2020. No repurchases have been made under this plan.

During the first quarter of 2019 and under a previous plan which expired on August 31, 2019, the Company purchased 10,396 shares of its common stock for a total cost of $872,000. During the first quarter of 2018 and under a previous plan which expired on August 31, 2018, the Company repurchased 14,506 shares of its common stock for a total cost of $867,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

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

In May 2010, our stockholders approved the 2010 Omnibus Equity Incentive Plan ("the Equity Plan") pursuant to which 1,200,000 shares of our common stock were available to grant as stock–based payments to key employees, directors, and non–employee consultants. In May 2015, our stockholders approved to amend the Equity Plan to increase the number of shares of our common stock authorized from the original 1,200,000 shares to 2,575,000 shares. At December 31, 2019, 632,142 shares were available for future grants under the Equity Plan.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions. The plan allows employees to terminate participation at any time.

Compensation expense is recognized only for the awards that ultimately vest. The Company accounts for forfeitures when they occur. Stock–based compensation totaled $1,878,000, $1,778,000, and $1,678,000, for the years ended December 31, 2019, 2018, and 2017, respectively. Stock–based compensation is included in salaries, wages and benefits in the consolidated statements of operations. Tax deductions for the options exercised totaled $3,918,000, $1,047,000, and $933,000 for the years ended December 31, 2019, 2018, and 2017, respectively. The total intrinsic value of shares exercised was $3,960,000, $1,047,000, and $933,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, the Company had $3,550,000 of unrecognized compensation cost related to unvested stock-based compensation awards. This unrecognized compensation cost will be amortized over an approximate three-year period.

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

	Year Ended December 31,
	2019	2018	2017
Risk–free interest rate	2.30%	2.46%	2.08%
Expected volatility	17.4%	16.1%	16.6%
Expected life, in years	2.3	3.0	4.8
Expected dividend yield	2.73%	3.29%	3.10%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	177,959	55.48	−
Options granted	1,125,443	72.96	−
Options exercised	(48,995)	51.25	−
Options cancelled	(15,000)	72.94	−
Options outstanding at December 31, 2017	1,239,407	71.19	–
Options granted	110,265	61.39	–
Options exercised	(68,291)	54.31	–
Options cancelled	(118,000)	72.11	–
Options outstanding at December 31, 2018	1,163,381	71.16	–
Options granted	53,316	77.89	–
Options exercised	(346,168)	71.57	–
Options cancelled	(85,000)	72.94	–
Options outstanding at December 31, 2019	785,529	$71.24	$11,931,000

Options exercisable at December 31, 2019	204,029	$68.20	$3,720,000

Options Outstanding December 31, 2019	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
139,968	$60.73	–	62.78	$61.81	2.1
645,561	$72.94	–	$77.92	73.29	2.3
785,529				$71.24	2.3

Note 16 – Contingencies and Guarantees

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $96,011,000 and $96,024,000 at December 31, 2019 and 2018, respectively. The liability is included in accrued risk reserves in the consolidated balance sheets. The amounts are subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Debt Guarantees

At December 31, 2019, no agreement to guarantee the debt of other parties exists.

Note 17 – Equity Method Investment in Caris HealthCare, L.P.

As of December 31, 2019, we have a 75.1% non–controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings. The carrying value of our investment is $36,673,000 and $30,625,000 at December 31, 2019 and 2018, respectively. The carrying amounts are included in investments in limited liability companies in the consolidated balance sheets. The difference between the carrying value of our investment and our capital account balance in Caris is due to the additional limited partner ownership interest the Company acquired from current and former partners. Summarized financial information of Caris for the years ended December 31, 2019, 2018, and 2017 is provided below (in thousands).

	December 31,
	2019	2018	2017
Current assets	$25,664	$17,539	$24,582
Noncurrent assets	12,336	10,266	10,490
Liabilities	10,784	8,657	10,113
Partners’ capital	27,216	19,148	24,959
Revenue	62,034	56,410	53,586
Expenses	48,803	55,507	46,436
Net income	13,231	903	7,150

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

Note 18 – Relationship with National Health Corporation

National Health Corporation ("National"), which is wholly owned by the National Health Corporation Leveraged Employee Stock Ownership Plan ("ESOP"), was formed in 1986 and is our administrative services affiliate and contractor. As discussed below, all of the personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation as employees in the ESOP.

Management Contracts

We currently manage five skilled nursing facilities for National under a management contract. The management contract has been extended until January 1, 2028. See Note 3 for additional information regarding management services fees recognized from National.

Financing Activities

During 1991, we borrowed $10,000,000 from National. The note payable required quarterly interest payments at the prime rate minus 0.85 percent. The entire principal was repaid during the third quarter of 2018.

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At December 31, 2019, National did not have an outstanding balance on the line of credit.

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

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation in the ESOP. National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. The administrative fee paid to National for the years ended December 31, 2019, 2018, and 2017 was $5,131,000, $5,064,000, and $5,134,000, respectively. At December 31, 2019 and 2018, the Company has recorded $1,653,000 and $3,081,000, respectively, in accounts receivable and $79,000 and $80,000, respectively, in accounts payable in the consolidated balance sheets as a result of the timing differences between interim payments for payroll and employee benefits services costs.

National’s Ownership of Our Stock

At December 31, 2019, National owns 1,084,763 shares, or approximately 7.1%, of our outstanding common stock.

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

Note 19 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At December 31, 2019, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

In December 2010, we signed an operating agreement to lease Springfield Rehabilitation and Health Care Center, a 120–bed skilled nursing facility located in Springfield, Missouri. The terms of the lease include a ten-year lease and include five additional, five-year lease options as well as a purchase option. The operating lease agreement was established on the same date third party owners purchased the real estate of the 120–bed skilled nursing facility. The third-party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note. The risks and rewards associated with the operations of the facility and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC. A mortgage note receivable from the third-party owners of $11,047,000 at December 31, 2019 and 2018 is eliminated in our consolidated financial statements. Land and buildings and improvements of $11,047,000 at December 31, 2019 and 2018 have been recorded in our consolidated financial statements, as well as the operations of the facility because we are the primary beneficiary in the relationship.

Note 20 – Selected Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net operating revenues	$248,285	$247,151	$247,067	$253,880
Income from operations	15,784	10,189	6,568	16,497
Non–operating income	6,001	8,272	6,663	5,811
Unrealized gains (losses) on marketable equity securities	6,838	(54)	9,312	(3,866)
Net income attributable to NHC	21,269	13,711	19,461	13,770
Basic earnings per share	1.39	.90	1.27	0.91
Diluted earnings per share	1.39	.89	1.27	0.89

2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net operating revenues	$242,961	$242,142	$246,326	$248,920
Income from operations	15,883	12,165	10,834	17,194
Non–operating (loss) income	(3,065)	5,654	8,467	6,614
Unrealized (loss) gains on marketable equity securities	(15,517)	12,448	3,486	721
Net (loss) income attributable to NHC	(2,791)	22,461	21,142	18,152
Basic (loss) earnings per share	(0.18)	1.47	1.39	1.19
Diluted (loss) earnings per share	(0.18)	1.47	1.39	1.19

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2019, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10–K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10–K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). We have concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of National HealthCare Corporation

Opinion on Internal Control Over Financial Reporting

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National HealthCare Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 21, 2020

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2020 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in our definitive 2020 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our definitive 2020 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2020 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our definitive 2020 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference (which will be filed within 120 days of the end of the fiscal year to which this report relates).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)	(1)	Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)	Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance– Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts	Deductions	Balance– End of Period
For the year ended December 31, 2017
Accrued risk reserves	$91,162	$71,229	$–	$69,116	$93,275

For the year ended December 31, 2018
Accrued risk reserves	$93,275	$75,052	$–	$72,303	$96,024

For the year ended December 31, 2019
Accrued risk reserves	$96,024	$79,959	$–	$79,972	$96,011

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)     Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S–4 (File No. 333–37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Specifically incorporated by reference to Exhibit 3.5 attached to Form 10-Q filed on August 3, 2017

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8–K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8–A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Specifically incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10–Q filed on May 8, 2013.

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit 4.1 attached to Form 10-Q filed on August 3, 2017

4.2	Description of each class of securities registered under Section 12 of the Exchange Act	Filed Herewith

10.1	Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.2	Form of Service Agreement by and between National Health Corporation and National HealthCare Corporation	Incorporated by reference to Exhibit 10.5.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.5	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10–K filed March 16, 2006

10.6	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10–K filed March 16, 2006

10.7	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10–K filed March 16, 2006

10.8	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10–K filed March 16, 2006

10.9	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10–K filed March 16, 2006

*10.10	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

*10.11	First Amendment dated February 14, 2011 to the National HealthCare Corporation 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.16 from 2015 Form 10-K filed February 19, 2016.

*10.12	Amendment dated March 10, 2015 to National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2015 Proxy Statement filed April 1, 2015.

*10.13	2017 NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Appendix B to 2017 Proxy Statement filed April 4, 2017.

10.14	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.15	Agreement to Lease between NHI–REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co–Tenants	Incorporated by reference to Exhibit 10.4 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.16	Amended and Restated Amendment No. 6 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.17	Amendment No. 7 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.18	Credit Agreement dated as of October 7, 2015 among National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's quarterly report on Form 10–Q filed on November 5, 2015

10.19	Pledge and Security Agreement dated as of October 7, 2015 between National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's quarterly report on Form 10–Q filed on November 5, 2015

10.20	Note dated October 7, 2015 between National HealthCare Corporation and Bank of America	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's quarterly report on Form 10–Q filed on November 5, 2015

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

Incorporated by reference to Exhibit 10.27 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.23	Purchase and Sale Agreement and Extension of Master Lease dated December 26, 2012 between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.29 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

14	Code of Ethics of National HealthCare Corporation	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133–1398 Telephone (615) 890–2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

31.1	Rule 13a–14(a)/15d–14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION

Date: February 21, 2020	BY: /s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2020	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 21, 2020	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Financial Officer)
(Principal Accounting Officer)

Date: February 21, 2020	/s/ Robert G. Adams
Robert G. Adams
Chairman of the Board

Date: February 21, 2020	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 21, 2020	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 21, 2020	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: February 21, 2020	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 21, 2020
Richard F. LaRoche, Jr.
Director