Form 10-Q
period 2020-03-31
NATIONAL HEALTHCARE CORP
filed 2020-05-07
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
(Zip Code)

(615) 890–2020
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common, $0.01 par value	NHC	NYSE American

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§ 232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit such files).    Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

15,357,674 shares of common stock of the registrant were outstanding as of May 4, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2020	2019
Revenues:
Net patient revenues	$244,095	$236,111
Other revenues	12,029	12,174
Net operating revenues	256,124	248,285

Cost and expenses:
Salaries, wages and benefits	147,469	141,388
Other operating	71,668	69,432
Facility rent	10,332	10,238
Depreciation and amortization	10,438	10,517
Interest	412	926
Total costs and expenses	240,319	232,501

Income from operations	15,805	15,784

Other income:
Non–operating income	8,146	6,001
Unrealized gains/(losses) on marketable equity securities	(60,392)	6,838

Income/(loss) before income taxes	(36,441)	28,623
Income tax (provision)/benefit	9,625	(7,392)
Net income/(loss)	(26,816)	21,231
(Income)/loss attributable to noncontrolling interest	(36)	38

Net income/(loss) attributable to National HealthCare Corporation	$(26,852)	$21,269

Earnings/(loss) per share attributable to National HealthCare Corporation stockholders:
Basic	$(1.76)	$1.39
Diluted	$(1.76)	$1.39

Weighted average common shares outstanding:
Basic	15,294,777	15,256,189
Diluted	15,294,777	15,324,125

Dividends declared per common share	$0.52	$0.50

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended March 31
	2020	2019

Net income/(loss)	$(26,816)	$21,231

Other comprehensive income/(loss):
Unrealized gains/(losses) on investments in restricted marketable debt securities	(2,545)	3,225
Reclassification adjustment for realized gains on sale of securities	(2)	-
Income tax (expense)/benefit related to items of other comprehensive income/(loss)	535	(677)
Other comprehensive income/(loss), net of tax	(2,012)	2,548

Net (income)/loss attributable to noncontrolling interest	(36)	38

Comprehensive income/(loss) attributable to National HealthCare Corporation	$(28,864)	$23,817

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2020	December 31, 2019
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$69,492	$50,334
Restricted cash and cash equivalents, current portion	12,947	8,944
Marketable equity securities	92,061	152,453
Restricted marketable debt securities, current portion	16,685	20,576
Accounts receivable	100,411	92,975
Inventories	7,904	7,441
Prepaid expenses and other assets	5,397	4,075
Notes receivable, current portion	1,785	1,695
Federal income tax receivable	-	2,560
Total current assets	306,682	341,053

Property and Equipment:
Property and equipment, at cost	1,032,795	1,017,204
Accumulated depreciation and amortization	(492,175)	(481,774)
Net property and equipment	540,620	535,430

Other Assets:
Restricted cash and cash equivalents, less current portion	1,741	1,732
Restricted marketable debt securities, less current portion	131,126	126,830
Deposits and other assets	5,897	5,124
Operating lease right-of-use assets	196,960	202,909
Goodwill	21,341	20,995
Notes receivable, less current portion	13,168	13,384
Investments in unconsolidated companies	38,772	39,191
Total other assets	409,005	410,165
Total assets	$1,256,307	$1,286,648

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$18,275	$18,903
Finance lease obligations, current portion	4,228	4,166
Operating lease liabilities, current portion	24,557	24,243
Accrued payroll	48,892	69,826
Amounts due to third party payors	15,607	15,108
Accrued risk reserves, current portion	29,632	29,520
Other current liabilities	18,811	15,029
Dividends payable	7,980	7,968
Current maturities of long-term debt	50,000	10,000
Total current liabilities	217,982	194,763

Finance lease obligations, less current portion	13,882	14,963
Operating lease liabilities, less current portion	172,403	178,666
Accrued risk reserves, less current portion	71,130	66,491
Refundable entrance fees	7,455	7,455
Obligation to provide future services	2,035	2,035
Deferred income taxes	8,469	24,012
Other noncurrent liabilities	14,590	16,058
Deferred revenue	5,006	3,136
Total liabilities	512,952	507,579

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,346,601 and 15,332,206 shares, respectively, issued and outstanding	153	153
Capital in excess of par value	223,600	222,787
Retained earnings	518,261	553,093
Accumulated other comprehensive income	548	2,560
Total National HealthCare Corporation stockholders’ equity	742,562	778,593
Noncontrolling interest	793	476
Total equity	743,355	779,069
Total liabilities and equity	$1,256,307	$1,286,648

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31
	2020	2019
Cash Flows From Operating Activities:
Net income/(loss)	$(26,816)	$21,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,438	10,517
Equity in earnings of unconsolidated investments	(2,811)	(2,321)
Distributions from unconsolidated investments	2,349	31
Unrealized (gains)/losses on marketable equity securities	60,392	(6,838)
Gains on sale of restricted marketable debt securities	(2)	-
Gain on acquisition of equity method investment	(1,707)	-
Deferred income taxes	(15,008)	1,603
Stock–based compensation	466	424
Changes in operating assets and liabilities:
Accounts receivable	(6,212)	(3,345)
Income tax receivable	2,560	-
Inventories	(372)	517
Prepaid expenses and other assets	(1,515)	(1,008)
Trade accounts payable	(1,408)	(441)
Accrued payroll	(21,343)	(21,730)
Amounts due to third party payors	353	185
Accrued risk reserves	4,623	2,498
Other current liabilities	3,365	8,158
Other noncurrent liabilities	(1,468)	102
Deferred revenue	1,870	2,018
Net cash provided by operating activities	7,754	11,601
Cash Flows From Investing Activities:
Additions to property and equipment	(6,628)	(5,874)
Acquisition of equity method investment, net of cash acquired	(6,648)	-
Investments in notes receivable	(250)	(312)
Investments in unconsolidated companies	(125)	(125)
Collections of notes receivable	376	353
Purchase of restricted marketable debt securities	(6,360)	(3,565)
Sale of restricted marketable debt securities	3,410	6,576
Net cash used in investing activities	(16,225)	(2,947)
Cash Flows From Financing Activities:
Borrowings under credit facility	40,000	-
Principal payments under finance lease obligations	(1,019)	(959)
Dividends paid to common stockholders	(7,968)	(7,623)
Issuance of common shares	400	579
Repurchase of common shares	(53)	(872)
Equity contributed by noncontrolling entities	281	-
Net cash provided by (used in) financing activities	31,641	(8,875)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	23,170	(221)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	61,010	54,920
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$84,180	$54,699

Balance Sheet Classifications:
Cash and cash equivalents	$69,492	$38,194
Restricted cash and cash equivalents	14,688	16,505
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$84,180	$54,699

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained Earnings	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2019	15,255,002	$153	$219,435	$516,435	$(2,745)	$1,179	$734,457
Net income attributable to National HealthCare Corporation	–	–	–	21,269	–	–	21,269
Net loss attributable to noncontrolling interest	–	–	–	–	–	(38)	(38)
Other comprehensive income	–	–	–	–	2,548	–	2,548
Stock–based compensation	–	–	424	–	–	–	424
Shares sold – options exercised	59,384	–	579	–	–	–	579
Repurchase of common shares	(10,396)	–	(872)	–	–	–	(872)
Dividends declared to common stockholders ($0.50 per share)	–	–	–	(7,652)	–	–	(7,652)
Balance at March 31, 2019	15,303,990	$153	$219,566	$530,052	$(197)	$1,141	750,715

Balance at January 1, 2020	15,332,206	$153	$222,787	$553,093	$2,560	$476	$779,069
Net loss attributable to National HealthCare Corporation	–	–	–	(26,852)	–	–	(26,852)
Net income attributable to noncontrolling interest	–	–	–	–	–	36	36
Equity contributed by noncontrolling interest	–	–	–	–	–	281	281
Other comprehensive loss	–	–	–	–	(2,012)	–	(2,012)
Stock–based compensation	–	–	466	–	–	–	466
Shares sold – options exercised	15,006	–	400	–	–	–	400
Repurchase of common shares	(611)	–	(53)	–	–	–	(53)
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,980)	–	–	(7,980)
Balance at March 31, 2020	15,346,601	$153	$223,600	$518,261	$548	$793	743,355

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of March 31, 2020, we operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,513 licensed beds, 25 assisted living facilities, five independent living facilities, one behavioral health hospital, and 35 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a noncontrolling ownership interest in a hospice care business that services NHC-owned skilled nursing facilities and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles (“GAAP”), with limited need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited December 31, 2019 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by GAAP. Our audited December 31, 2019 consolidated financial statements are available at our web site: www.nhccare.com.

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

We assume that users of these interim financial statements have read or have access to the audited December 31, 2019 consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could cause our reported net income to vary significantly from period to period, including but not limited to, the potential future effects of the novel coronavirus (“COVID-19”).

 Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. The Company adopted the standard as of January 1, 2020. This standard did not have a material impact on our interim condensed consolidated financial statements; however, we did update our processes specifically in how we monitor credit related declines in market value for our available for sale marketable debt securities.

On December 18, 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU No. 2019-12 is effective for reporting periods beginning after December 15, 2020, with early adoption permitted. On January 1, 2020, the Company early adopted the provisions of ASU No. 2019-12. This standard did not have a material impact on our interim condensed consolidated financial statements.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors. Contractual adjustments are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $830,000 and $1,047,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, and December 31, 2019, the Company has recorded allowance for doubtful accounts of $4,929,000 and $4,451,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

Segment Reporting

In accordance with the provisions of Accounting Standards Codification ("ASC") 280, Segment Reporting, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and one behavioral health hospital, and (2) homecare services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. See Note 6 for further disclosure of the Company’s operating segments.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $3,059,000 and $1,813,000 for the three months ended March 31, 2020 and 2019, respectively.

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

The Company records right-of-use assets and liabilities on the interim condensed consolidated balance sheets for non-cancelable real estate operating leases with original or remaining lease terms in excess of one year. Leases with a lease term of 12 months or less at inception are not recorded on our interim condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term in our interim condensed consolidated statement of operations.

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

Goodwill

We perform our annual goodwill impairment assessment on the first day of the fourth quarter.  At March 31, 2020, the Company reviewed the carrying value of goodwill for impairment indicators due to the events and circumstances surrounding the COVID-19 pandemic. As a result of the review, there were no impairment indicators regarding the Company’s goodwill during the three months ended March 31, 2020 that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarily determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as non-current liabilities in our consolidated balance sheets. As of March 31, 2020, and December 31, 2019, we have recorded a refundable entrance fee in the amount of $7,455,000.

Obligation to Provide Future Services

We annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. As of March 31, 2020, and December 31, 2019, we have recorded a future service obligation in the amount of $2,035,000.

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

	Three Months Ended March 31
	2020	2019
Net patient revenues:
Inpatient services	$230,987	$221,635
Homecare	13,108	14,476
Total net patient revenue	$244,095	$236,111

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

 Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended March 31
Source	2020	2019
Medicare	34%	36%
Managed Care	11%	12%
Medicaid	29%	26%
Private Pay and Other	26%	26%
Total	100%	100%

Medicare covers skilled nursing services for beneficiaries who require nursing care and/or rehabilitation services following a hospitalization of at least three consecutive days (there is temporary relief from the three-day hospital stay during the COVID-19 emergency). For each eligible day a Medicare beneficiary is in a skilled nursing facility, Medicare pays the facility a daily payment, subject to adjustment for certain factors such as a wage index in the geographic area. The payment covers all services provided by the skilled nursing facility for the beneficiary that day, including room and board, nursing, therapy and drugs, as well as an estimate of capital–related costs to deliver those services.

For homecare services, Medicare pays based on the acuity level of the patient and based on episodes of care. An episode of care is defined as a length of care up to 30 days with multiple continuous episodes allowed. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

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

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $15,607,000 and $15,108,000 as of March 31, 2020 and December 31, 2019, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended March 31
(in thousands)	2020	2019
Rental income	$5,679	$5,608
Management and accounting services fees	4,478	4,751
Insurance services	1,382	1,524
Other	490	291
Total other revenues	$12,029	$12,174

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 7 – Long Term Leases. Rental income reflected in the interim condensed consolidated statements of operations consisted of the following:

	Three Months Ended March 31
(in thousands)	2020	2019
Operating lease payments	$5,503	$5,477
Variable lease payments	176	131
Total rental income	$5,679	$5,608

 Management Fees from National

We manage five skilled nursing facilities owned by National. For the three months ended March 31, 2020 and 2019, we recognized management fees and interest on management fees of $1,537,000 and $1,854,000 from these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 were $779,000 and $847,000, respectively. Associated losses and expenses are reflected in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 were $603,000 and $677,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 5 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income. Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris HealthCare L.P. (“Caris”), a business that specializes in hospice care services.

	Three Months Ended March 31
(in thousands)	2020	2019
Equity in earnings of unconsolidated investments	$2,811	$2,321
Dividends and net realized gains and losses on sales of securities	2,022	1,931
Interest income	1,606	1,749
Gain on acquisition of equity method investment	1,707	-
Total non-operating income	$8,146	$6,001

Gain on Acquisition of Equity Method Investment

Effective February 27, 2020, the Company expanded its controlled operations through an acquisition of the remaining ownership interest of a 166-bed skilled nursing facility in Knoxville, Tennessee. We previously held a 25% noncontrolling interest in the facility and accounted for the investment as an equity method investment. The operating results of the business have been included in the accompanying interim condensed consolidated financial statements since the remaining ownership interest acquisition date.

Upon acquiring the remaining ownership interest, the Company recorded and increased its previously held equity interest up to fair value as of the acquisition date. This remeasurement of our equity interest at fair value resulted in a gain of $1,707,000. The gain was recorded in "Non-operating income" in the interim condensed consolidated statement of operations.  Additionally, the excess of the fair value over the amounts assigned to the assets and liabilities of the investee resulted in recording goodwill in the amount of $346,000 on the acquisition date.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$230,987	$13,108	$-	$244,095
Other revenues	435	-	11,594	12,029
Net operating revenues	231,422	13,108	11,594	256,124

Costs and expenses:
Salaries, wages and benefits	135,215	8,316	3,938	147,469
Other operating	65,105	3,819	2,744	71,668
Rent	8,378	457	1,497	10,332
Depreciation and amortization	9,571	54	813	10,438
Interest	382	-	30	412
Total costs and expenses	218,651	12,646	9,022	240,319

Income from operations	12,771	462	2,572	15,805

Non-operating income	-	-	8,146	8,146
Unrealized losses on marketable equity securities	-	-	(60,392)	(60,392)

Income/(loss) before income taxes	$12,771	$462	$(49,674)	$(36,441)

	Three Months Ended March 31, 2019
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$221,635	$14,476	$-	$236,111
Other revenues	231	-	11,943	12,174
Net operating revenues	221,866	14,476	11,943	248,285

Costs and expenses:
Salaries, wages and benefits	129,059	8,399	3,930	141,388
Other operating	62,629	4,252	2,551	69,432
Rent	8,291	462	1,485	10,238
Depreciation and amortization	9,653	61	803	10,517
Interest	348	-	578	926
Total costs and expenses	209,980	13,174	9,347	232,501

Income from operations	11,886	1,302	2,596	15,784

Non-operating income	-	-	6,001	6,001
Unrealized gains on marketable equity securities	-	-	6,838	6,838

Income before income taxes	$11,886	$1,302	$15,435	$28,623

Note 7 – Long-Term Leases

Operating Leases

At March 31, 2020, we leased from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. Base rent expense under both NHI lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over a base year. Total facility rent expense to NHI was $9,655,000 and $9,515,000 for the three months ended March 31, 2020 and 2019, respectively.

Finance Leases

At March 31, 2020, we leased and operated three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year.

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of March 31, 2020 (in thousands):

	Finance Leases	Operating Leases
2020	$5,200	$35,495
2021	5,200	35,169
2022	5,200	34,748
2023	4,766	34,430
2024	-	34,279
Thereafter	-	65,600
Total minimum lease payments	20,366	239,721
Less: amounts representing interest	(2,256)	(42,761)
Present value of future minimum lease payments	18,110	196,960
Less: current portion	(4,228)	(24,557)
Noncurrent lease liabilities	$13,882	$172,403

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

The following table summarizes the earnings (losses) and the weighted average number of common shares used in the calculation of basic and diluted earnings (loss) per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31
	2020	2019
Basic:
Weighted average common shares outstanding	15,294,777	15,256,189
Net income/(loss) attributable to National HealthCare Corporation	$(26,852)	$21,269
Earnings/(loss) per common share, basic	$(1.76)	$1.39

Diluted:
Weighted average common shares outstanding	15,294,777	15,256,189
Effects of dilutive instruments	-	67,936
Weighted average common shares outstanding	15,294,777	15,324,125

Net income/(loss) attributable to National HealthCare Corporation	$(26,852)	$21,269
Earnings/(loss) per common share, diluted	$(1.76)	$1.39

The impact of potentially dilutive securities (652,208) for the three months ended March 31, 2020 were not considered because the effect would be anti-dilutive in that period. Options to purchase 8,475 shares of our common stock have been excluded for the quarter ended March 31, 2019 due to their anti–dilutive impact.

Note 9 – Investments in Marketable Securities

Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. Any credit related decline in fair market values of our available for sale debt securities are recorded in our results of operations through an allowance for credit losses. Realized gains and losses from securities sales are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 10 for a description of the Company's methodology for determining the fair value of marketable securities.

Marketable securities and restricted marketable securities consist of the following (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$92,061	$30,176	$152,453
Restricted investments available for sale:
Corporate debt securities	66,599	67,151	63,414	65,653
Asset-based securities	54,273	53,465	54,451	55,185
U.S. Treasury securities	13,372	14,130	13,379	13,410
State and municipal securities	12,873	13,065	12,922	13,158
	$177,293	$239,872	$174,342	$299,859

Included in the marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2020			December 31, 2019
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$80,749	1,630,642	$24,734	$132,865

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$14,754	$14,600	$15,726	$15,767
1 to 5 years	94,416	94,603	88,314	90,408
6 to 10 years	37,947	38,608	40,126	41,231
Over 10 years	-	-	-	-
	$147,117	$147,811	$144,166	$147,406

Gross unrealized gains related to marketable equity securities are $62,244,000 and $122,290,000 as of March 31, 2020 and December 31, 2019, respectively. Gross unrealized losses related to marketable equity securities are $359,000 and $13,000 as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, the Company recognized net unrealized losses of $60,392,000 and net unrealized gains of $6,838,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statement of operations.

Gross unrealized gains related to available for sale marketable debt securities are $3,024,000 and $3,407,000 as of March 31, 2020 and December 31, 2019, respectively. Gross unrealized losses related to available for sale marketable debt securities are $2,330,000 and $167,000 as of March 31, 2020 and December 31, 2019, respectively. The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related.

The Company has not recognized any credit related impairments for the three months ending March 31, 2020 and 2019.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable debt securities during the three months ended March 31, 2020 and 2019 were $3,410,000 and $6,576,000, respectively. Investment gains of $2,000 and $-0- were realized on these sales during the three months ended March 31, 2020 and 2019, respectively. No sales were reported for marketable equity securities for the three months ended March 31, 2020 and 2019, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2020 and December 31, 2019 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2020	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$69,492	$69,492	$–	$–
Restricted cash and cash equivalents	14,688	14,688	–	–
Marketable equity securities	92,061	92,061	–	–
Corporate debt securities	67,151	47,434	19,717	–
Mortgage–backed securities	53,465	–	53,465	–
U.S. Treasury securities	14,130	14,130	–	–
State and municipal securities	13,065	1,974	11,091	–
Total financial assets	$324,052	$239,779	$84,273	$–

	Fair Value Measurements Using
December 31, 2019	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$50,334	$50,334	$–	$–
Restricted cash and cash equivalents	10,676	10,676	–	–
Marketable equity securities	152,453	152,453	–	–
Corporate debt securities	65,653	48,584	17,069	–
Asset - backed securities	55,185	–	55,185	–
U.S. Treasury securities	13,410	13,410	–	–
State and municipal securities	13,158	1,975	11,183	–
Total financial assets	$360,869	$277,432	$83,437	$–

Note 11 – Long–Term Debt

Long–term debt consists of the following (dollars in thousands) :

	Weighted Average Interest Rate	Maturity	March 31, 2020	December 31, 2019
	Variable
Credit facility, interest payable monthly	2.4%	2020	$50,000	$10,000
Less current portion			(50,000)	(10,000)
Total long-term debt			$-	$-

As of March 31, 2020, the available borrowing capacity for the credit facility is $10 million. The credit facility has a maturity date of October 2020. Loans bear interest at either (i) LIBOR plus 1.40% or (ii) the base rate plus 0.40%.

Note 12 - Stock Repurchase Program

 In August 2019, the Board of Directors authorized a common stock purchase program. The program will allow for repurchases of up to $25 million of its common stock. During the quarter ended March 31, 2020, the Company repurchased 611 shares of its common stock for a total cost of $53,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $466,000 and $424,000 for the three months ended March 31, 2020 and 2019, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At March 31, 2020, the Company had $4,077,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2020 and for the year ended December 31, 2019.

	March 31, 2020	December 31, 2019
Risk–free interest rate	1.40%	2.30%
Expected volatility	16.6%	17.4%
Expected life, in years	1.9	2.3
Expected dividend yield	2.55%	2.73%

The following table summarizes our outstanding stock options for the three months ended March 31, 2020 and for the year ended December 31, 2019.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	1,163,381	$71.16	$–
Options granted	53,316	77.89	–
Options exercised	(346,168)	71.57	–
Options cancelled	(85,000)	72.94	–
Options outstanding at December 31, 2019	785,529	71.24	–
Options granted	57,313	84.46	–
Options exercised	(7,615)	65.37	–
Options outstanding at March 31, 2020	835,227	$72.20	$1,331,000

Options exercisable at March 31, 2020	196,414	$68.31	$1,001,000

Options Outstanding March 31, 2020	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
133,958	$52.93	-	$62.78	61.80	1.82
701,269	$72.94	-	$86.48	74.19	2.05
835,227				72.20	2.01

Note 14 – Income Taxes

The income tax benefit for the three months ended March 31, 2020 is $(9,625,000) (an effective income tax rate of 26.4%). The income tax provision and effective tax rate for the three months ended March 31, 2020 were unfavorably impacted by adjustments to unrecognized tax benefits of $205,000. The income tax provision for the three months ended March 31, 2020 resulted in an overall tax benefit due to an overall pre-tax book loss resulting from the unrealized loss of $60,392,000 for the market value decrease in our marketable equity securities portfolio.

The income tax provision for the three months ended March 31, 2019 was $7,392,000 (an effective income tax rate of 25.8%). The income tax provision and effective tax rate for the three months ended March 31, 2019 were unfavorably impacted by adjustments to unrecognized tax benefits of $200,000 but was favorably impacted by a tax benefit of $228,000 relating to the exercise of stock options.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2016 (with certain state exceptions).

Note 15 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $100,762,000 and $96,011,000 at March 31, 2020 and December 31, 2019, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Insurance coverage for both periods includes both primary policies and excess policies. The primary coverage is in the amount of $1.0 million per incident, $3.0 million per location with an annual primary policy aggregate limit that is adjusted on an annual basis. For 2019 and 2020, the excess coverage is $9.0 million per occurrence. Additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly owned captive insurance company.

Financing Commitments

In conjunction with our management contract with National, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At March 31, 2020, National did not have an outstanding balance on the line of credit.

Nutritional Support Services, L.P., Qui Tam Litigation

On June 19, 2018, a First Amended Complaint was filed naming Nutritional Support Services, L.P. (“NSS”), a wholly owned subsidiary of the Company, as a defendant in the action captioned U.S. ex rel. McClain v. Nutritional Support Services, L.P., No. 6:17-cv-2608-AMQ (D.S.C.), which was filed in the United States District Court for the District of South Carolina. The action alleges that NSS violated the False Claims Act by reporting a National Drug Code (“NDC”) number that did not correspond to the NDC for dispensed prescriptions. The plaintiffs were seeking unspecified damages. On April 16, 2018, the United States filed a Notice of Election to Decline Intervention with respect to the allegations asserted in this action. On March 14, 2020, the Court entered an Order granting the Defendant’s Motion to Dismiss.

Governmental Regulations

Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. Management believes that it is following all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare, Medicaid and other federal healthcare programs. There have been several enacted and proposed federal and state relief measures as a result of COVID-19 which should provide support to us during this pandemic; however, the full benefit of any such programs would not be realized until these payments are fully implemented, government agencies issue applicable regulations, or guidance and such relief is provided.

Note 16 – Subsequent Events

On March 27, 2020, the United States government passed the Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”), which provided $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofits, states and municipalities. Within the CARES Act, the legislation set aside under Title VIII in Division B the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund. This Provider Relief Fund set aside $100 billion to be administered through grants and other mechanisms to skilled nursing providers, home health providers, hospitals, public entities, non-for-profit entities, and Medicare and Medicaid enrolled providers to cover any unreimbursed health care related expenses or lost revenue attributable to the public health emergency resulting from COVID-19.

In April 2020, we received two disbursements from the Provider Relief Fund which totaled $19,468,000. These funds come with terms and condition certifications in which all providers will be required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. These funds are not reflected in our first quarter 2020 interim condensed consolidated financial statements.

In April 2020, the Company also submitted requests and received funding as part of the Centers for Medicare and Medicaid Services (“CMS”) COVID-19 Accelerated Payment Program. The CMS COVID-19 Accelerated Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received $50,744,000 as part of this Medicare Accelerated Payment Program. These funds will begin to be applied against claims for services provided to Medicare patients after approximately 120 days from the date we received the funds. The payback period will be for approximately 90 days; therefore, any remaining unapplied Accelerated Payment Program proceeds will be repaid within 210 days from the April 2020 receipt of the funds.

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

Forward–looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward–looking statements as a result of, but not limited to, the following factors:

●	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

●	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

●	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

●	liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 15: Contingencies and Commitments);

●	the uncertainty of the extent, duration and effects of the COVID-19 pandemic and the response of governments

●	the ability to attract and retain qualified personnel;

●	the availability and terms of capital to fund acquisitions and capital improvements;

●	the ability to refinance existing debt on favorable terms;

●	the competitive environment in which we operate;

●	the ability to maintain and increase census levels; and

●	demographic changes.

See the notes to the quarterly financial statements, and “Item 1. Business” in our 2019 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web site at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. We operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,513 licensed beds, 25 assisted living facilities, five independent living facilities, one behavioral health hospital and 35 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

Impact of COVID-19

In early March 2020, COVID-19, a disease caused by the novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. The COVID-19 virus has spread rapidly, with every state in the United States (“U.S.”) having confirmed cases. The rapid spread has resulted in authorities around the U.S. implementing various measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on most businesses.

NHC’s primary objective has remained the same throughout the COVID-19 pandemic: that is to protect the health and safety of our patients, residents, and partners (employees). We continue to follow all guidance from Centers for Medicare and Medicaid Services (“CMS”), the Centers for Disease Control and Prevention (“CDC”), and state and local health departments to prevent the spread of the disease within our operations. The financial results for the three months ended March 31, 2020 were not significantly impacted by COVID-19, due to the virus not impacting the first two months of 2020. Although our census was strong for most of the first quarter of 2020, during the second half of March, our census began to decline due to the lack of new admissions from our acute care providers and referral partners. Our operating expenses also increased with incentive compensation being paid to our frontline partners, as well as increased costs of nursing supplies, personal protective equipment (“PPE”), sanitizers and cleaning supplies, and food and dietary products. Besides the incentive compensation being paid to our tireless partners on the frontlines, we continue to take every possible action to support our partners with free meals on their shifts, a one-month health insurance premium holiday in April, as well as extended paid sick leave days. All of the operational trends that impacted the second half of March have continued to impact operations in the months of April and the beginning of May. Despite COVID-19 impacting operations, our capital and financial resources, including our overall liquidity, remain strong. Our liquidity and low debt levels provide us with significant flexibility to maintain the strength of our balance sheet in periods of uncertainty or stress.

Legislation and Government Stimulus Due to COVID-19

The U.S. government has passed four new laws beginning in March 2020 designed to help the nation respond to the COVID-19 pandemic. Although all four of the new laws impact healthcare providers in a variety of ways, the largest legislation from a monetary relief perspective is the CARES Act, which provided $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofits, states and municipalities. Within the CARES Act, the legislation set aside under Title VIII in Division B the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund. This Provider Relief Fund set aside $100 billion to be administered through grants and other mechanisms to skilled nursing providers, home health providers, hospitals, and other Medicare and Medicaid enrolled providers to cover any unreimbursed health care related expenses or lost revenue attributable to the public health emergency resulting from COVID-19.

In April 2020, we received two disbursements from the Provider Relief Fund which totaled $19,468,000. These funds come with terms and condition certifications in which all providers will be required to submit documents to ensure the funds were used for healthcare-related expenses or lost revenue attributable to COVID-19. These funds are not reflected in our first quarter 2020 interim condensed consolidated financial statements.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension. We expect our net patient revenues to increase by approximately $2,700,000 in 2020 (2nd, 3rd, and 4th quarter impact) due to sequestration being temporarily suspended for the eight-month period.

The CARES Act also temporarily permits employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would be due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. Currently, we expect the deferral of these payroll taxes to improve our liquidity and cash available for operations during 2020 by approximately $21 million to $26 million, or $7 million to $8.5 million per quarter (2nd, 3rd, and 4th quarter impact).

In April 2020, the Company also submitted requests and received funding as part of the CMS COVID-19 Accelerated Payment Program. The CMS COVID-19 Accelerated Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received $50,744,000 as part of this Medicare Accelerated Payment Program. These funds will begin to be applied against claims for services provided to Medicare patients after approximately 120 days from the date we received the funds. The payback period will be for approximately 90 days; therefore, any remaining unapplied Accelerated Payment Program proceeds will be repaid within 210 days from the April 2020 receipt of the funds.

On April 24, 2020, the fourth and most recent Federal legislation (Paycheck Protection Program and Health Care Enactment Act) was passed that provided an additional $484 billion for COVID-19 relief, focusing primarily on health care and small businesses. This legislation adds an additional $75 billion in funding to the Provider Relief Fund, adding to the original $100 billion from the CARES Act. At this time, we do not have any insight into how these additional funds will be distributed from the Provider Relief Fund.

We have also received notification from many of the states in which we operate that a supplemental Medicaid payment is being provided to help mitigate the incremental costs resulting from the COVID-19 emergency. At this time, we expect our net patient revenues to increase by approximately $7,000,000 in 2020 due to these supplemental Medicaid payments, of which $1,675,000 was recorded in our first quarter 2020 interim condensed consolidated statement of income.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending March 31, 2020 was 91.4% compared to 90.2% for the same period a year ago. Although our census was strong for most of the first quarter of 2020, during the second half of March, our census began to decline due to COVID-19 and the lack of new admissions from our acute care providers and referral partners.

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

 The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of March 31, 2020:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	54
Percentage of 4 and 5-star rated skilled nursing facilities	72%	44%
Average rating for all skilled nursing facilities, end of period	3.99	3.12

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
Memory Care	New Facility	60 beds	Farragut, TN	January, 2019
Memory Care	Acquisition	60 beds	St. Peters, MO	June, 2019
Skilled Nursing	Acquisition	166 beds	Knoxville, TN	February, 2020
Assisted Living	Bed Addition	20 beds	Gallatin, TN	Under Construction

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $100,762,000 at March 31, 2020 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Government Reimbursement Programs

Medicare – Skilled Nursing Facilities

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

For the first three months of 2020, our average Medicare per diem rate for skilled nursing facilities increased 9.7% as compared to the same period in 2019.

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

For the first three months of 2020, our average Medicaid per diem increased 2.7% compared to the same period in 2019.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$230,987	$13,108	$-	$244,095
Other revenues	435	-	11,594	12,029
Net operating revenues	231,422	13,108	11,594	256,124

Costs and expenses:
Salaries, wages and benefits	135,215	8,316	3,938	147,469
Other operating	65,105	3,819	2,744	71,668
Rent	8,378	457	1,497	10,332
Depreciation and amortization	9,571	54	813	10,438
Interest	382	-	30	412
Total costs and expenses	218,651	12,646	9,022	240,319

Income from operations	12,771	462	2,572	15,805

Non-operating income	-	-	8,146	8,146
Unrealized losses on marketable equity securities	-	-	(60,392)	(60,392)

Income/(loss) before income taxes	$12,771	$462	$(49,674)	$(36,441)

	Three Months Ended March 31, 2019
(As adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$221,635	$14,476	$-	$236,111
Other revenues	231	-	11,943	12,174
Net operating revenues	221,866	14,476	11,943	248,285

Costs and expenses:
Salaries, wages and benefits	129,059	8,399	3,930	141,388
Other operating	62,629	4,252	2,551	69,432
Rent	8,291	462	1,485	10,238
Depreciation and amortization	9,653	61	803	10,517
Interest	348	-	578	926
Total costs and expenses	209,980	13,174	9,347	232,501

Income from operations	11,886	1,302	2,596	15,784

Non-operating income	-	-	6,001	6,001
Unrealized gains on marketable equity securities	-	-	6,838	6,838

Income before income taxes	$11,886	$1,302	$15,435	$28,623

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, operating results for the newly constructed healthcare facilities not at full capacity, share-based compensation expense, and any gains on the acquisitions of equity method investments is helpful in allowing investors to more accurately access the Company’s operations.

The operating results for the newly constructed healthcare facilities not at full capacity for the three months ended March 31, 2020 include facilities that began operations from 2018 to 2020 (one memory care facility). For the three months ended March 31, 2019, included are facilities that began operations from 2017 to 2019 (one skilled nursing facility, two assisted living facilities, and one memory care facility).

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended March 31
	2020	2019

Net income/(loss) attributable to National Healthcare Corporation	$(26,852)	$21,269
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	60,392	(6,838)
Operating results for newly opened facilities not at full capacity	203	595
Gain on acquisition of equity method investment	(1,707)	-
Share-based compensation expense	466	424
Income tax provision/(benefit) on non-GAAP adjustments	(15,432)	1,501
Non-GAAP Net income	$17,070	$16,951

GAAP diluted earnings/(loss) per share	$(1.76)	$1.39
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	2.92	(0.33)
Operating results for newly opened facilities not at full capacity	0.01	0.03
Gain on acquisition of equity method investment	(0.08)	-
Share-based compensation expense	0.02	0.02
Non-GAAP diluted earnings per share	$1.11	$1.11

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of income as a percentage of net operating revenues for the three months ended March 31, 2020 and 2019.

Percentage of Net Operating Revenues

	Three Months Ended March 31
	2020	2019
Net operating revenues	100.0%	100.0%
Costs and expenses:
Salaries, wages and benefits	57.5	56.9
Other operating	28.0	28.0
Facility rent	4.0	4.1
Depreciation and amortization	4.1	4.2
Interest	0.2	0.4
Total costs and expenses	93.8	93.6
Income from operations	6.2	6.4
Non–operating income	3.2	2.4
Unrealized gains/(losses) on marketable equity securities	(23.6)	2.8
Income/(loss) before income taxes	(14.2)	11.6
Income tax provision/(benefit)	3.7	(3.0)
Net income/(loss)	(10.5)	8.6
(Income)/loss attributable to noncontrolling interest	0.0	0.0
Net income/(loss) attributable to common stockholders of NHC	(10.5%)	8.6%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Results for the quarter ended March 31, 2020 compared to the first quarter of 2019 include a 3.2% increase in net operating revenues and a 0.1% increase in income from operations. Excluding the unrealized losses in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the three months ended March 31, 2020 was $17,070,000 compared to $16,951,000 for the first quarter of 2019, which is an increase of 0.7%.

Net operating revenues

Net patient revenues increased $7,984,000, or 3.4%, compared to the same period last year.

Despite COVID-19 impacting the second half of March 2020, the total census at owned and leased skilled nursing facilities for the quarter averaged 91.4% compared to an average of 90.2% for the same quarter a year ago. Medicare per diem rates increased 9.7%, and managed care per diem rates increased 1.8% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 2.7% and 2.4%, respectively, compared to the same quarter a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 2.5% compared to the same quarter a year ago.

The Company opened a memory care facility in 2019 that continues to stabilize and increased net patient revenues approximately $584,000 for the three months ended March 31, 2020 compared to the same quarter a year ago.  Our homecare operations had a decline in net patient revenues of approximately $1,368,000 in the first quarter of 2020 compared to the third quarter of 2019. Our homecare net patient revenue decline was primarily due to volume declines.

In February 2020, the Company acquired the remaining 75% ownership interest in a 166-bed skilled nursing facility in Knoxville, Tennessee. For the three months ended March 31, 2020, this skilled nursing facility increased net patient revenues approximately $1,435,000 compared to the same quarter in the prior year.

Other revenues decreased $145,000, or 1.2%, compared to the same quarter last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the first quarter of 2020 compared to the first quarter of 2019 increased $7,818,000 or 3.4%, to $240,319,000 from $232,501,000.

Salaries, wages and benefits increased $6,081,000, or 4.3%, to $147,469,000 from $141,388,000. Salaries, wages and benefits as a percentage of net operating revenues was 57.5% compared to 56.9% for the three months ended March 31, 2020 and 2019, respectively. The primary reason for salaries, wages and benefits increasing as a percentage of net operating revenues is due to our existing skilled nursing facilities and the continued wage pressure in most of the markets in which we operate. We also incurred $827,000 in incentive compensation during the month of March 2020 that was paid to our frontline partners in fighting the COVID-19 virus. Besides the incentive compensation being paid to our tireless partners on the frontlines, we continue to take every possible action to support our partners with added employee benefits, such as a one-month health insurance premium holiday in April and extended paid sick leave days.

Other operating expenses increased $2,236,000, or 3.2%, to $71,668,000 for the 2020 period compared to $69,432,000 for the 2019 period. Other operating expenses as a percentage of net operating revenue was 28.0% for both the three months ended March 31, 2020 and 2019. During the first quarter and specifically March 2020, we incurred $948,000 in COVID-19 related expenses in purchasing personal protective equipment, additional nursing supplies, food and dietary supplies.

The decrease in interest expense is due from our long-term debt being lower during the first quarter of 2020 than in the same quarter a year ago. As a precautionary measure at the end of March 2020, we drew an additional $40,000,000 on our credit facility. At March 31, 2020, we have $50 million outstanding on our credit facility.

Other income

Non–operating income increased by $2,145,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. The increase in non-operating income is primarily due from the gain on the acquisition of an equity method investment. In February 2020, a gain of $1,707,000 was recorded on the acquisition of the remaining 75% financial interest in a 166-bed skilled nursing facility in Knoxville, Tennessee. We previously held a 25% noncontrolling ownership interest and equity method investment in this facility. Upon acquiring the remaining 75% financial interest, we had to value the business and our previously held equity position based upon the facility’s fair value.

Income taxes

The income tax benefit for the three months ended March 31, 2020 is $9,625,000 (an effective income tax rate of 26.4%). Excluding nondeductible expenses, we expect our corporate income tax rate for 2020 to be approximately 26.0%.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended March 31		Three Month Change
	2020	2019	$	%
Cash, cash equivalents, restricted cash and restricted cash equivalents, at beginning of period	$61,010	$54,920	$6,090	11.1

Cash provided by operating activities	7,754	11,601	(3,847)	(33.2)

Cash used in investing activities	(16,225)	(2,947)	(13,278)	(450.6)

Cash provided by/(used in) financing activities	31,641	(8,875)	40,516	456.5

Cash, cash equivalents, restricted cash and restricted cash equivalents, at end of period	$84,180	$54,699	$29,481	53.9

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $7,754,000 as compared to $11,601,000 in the same period last year. Cash provided by operating activities consisted of a net loss of $26,816,000 and adjustments for non–cash items of $51,768,000. There was cash used for working capital needs in the amount of $19,547,000 for the three months ended March 31, 2020 compared to $13,046,000 for the same period a year ago. We also received cash distributions from our unconsolidated investments of $2,349,000 during the three months ended March 31, 2020 compared to $31,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains/losses on our marketable equity securities, deferred taxes, stock compensation, and a gain on the acquisition of a 166-bed skilled nursing facility in Knoxville, Tennessee in which we previously held a noncontrolling ownership interest.

Investing Activities

Net cash used in investing activities totaled $16,225,000 for the three months ended March 31, 2020 compared to $2,947,000 for the three months ended March 31, 2019. Cash used for property and equipment additions was $6,628,000 and $5,874,000 for the three months ended March 31, 2020 and 2019, respectively. The acquisition of the 166-bed skilled nursing facility in Knoxville, Tennessee resulted in cash used of $6,648,000 for the three months ended March 31, 2020. The Company collected notes receivable of $376,000 and $353,000 for the three months ended March 31, 2020 and 2019, respectively. Purchases of restricted marketable debt securities, net of sales, resulted in cash used of $2,950,000 for the three months ended March 31, 2020. Sales of restricted marketable debt securities, net of purchases, resulted in positive cash flow of $3,011,000 for the three months ended March 31, 2019.

Financing Activities

Net cash provided by financing activities totaled $31,641,000 compared to net cash used of $8,875,000 for the three months ending March 31, 2020 and 2019, respectively. Borrowings under our credit facility resulted in an increase of cash of $40,000,000 for the three months ended March 31, 2020. We made principal payments under our finance lease obligations in the amount of $1,019,000 and $959,000 for the three months ended March 31, 2020 and 2019, respectively. Cash used for dividend payments to common stockholders totaled $7,968,000 in the current year period compared to $7,623,000 for the same period a year ago. In the current period, $400,000 was provided by the issuance of common stock compared to $579,000 in the prior year period.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $69,492,000, marketable equity securities of $92,061,000, and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

In April 2020, the Company also submitted requests and received funding as part of the CMS COVID-19 Accelerated Payment Program. The CMS COVID-19 Accelerated Payment Program is a streamlined version of existing policy that allows the MAC's to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received $50,744,000 as part of this Medicare Accelerated Payment Program. These funds will begin to be applied against claims for services provided to Medicare patients after approximately 120 days from the date we received the funds. The payback period will be for approximately 90 days; therefore, any remaining unapplied Accelerated Payment Program proceeds will be repaid within 210 days from the April 2020 receipt of the funds. These funds are not reflected in our first quarter 2020 interim condensed consolidated financial statements.

The CARES Act also temporarily permits employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would be due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. Currently, we expect the deferral of these payroll taxes to improve our liquidity and cash available for operations during 2020 by approximately $21 million to $26 million, or $7 million to $8.5 million per quarter (2nd, 3rd, and 4th quarter impact).

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $69,492,000, marketable equity securities of $92,061,000 and our borrowing capacity on the credit facility. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities. At March 31, 2020, the outstanding balance on the credit facility is $50,000,000; therefore, leaving $10,000,000 available for future borrowings. The maturity date on the credit facility is October 7, 2020. The credit facility is available for general corporate purposes, including working capital and acquisitions.

Our ability to refinance the credit agreement, to meet our long–term contractual obligations, and to finance our operating requirements and growth plans will depend upon our future performance. Our future performance will be affected by business, economic, financial and other factors, including potential changes in state and federal government payment rates for healthcare, customer demand, success of our marketing efforts, pressures from competitors, and the state of the economy, including the state of financial and credit markets, as well as many unforeseen factors.

Commitment and Contingencies

 Nutritional Support Services, L.P., Qui Tam Litigation

On June 19, 2018, a First Amended Complaint was filed naming Nutritional Support Services, L.P. (“NSS”), a wholly owned subsidiary of the Company, as a defendant in the action captioned U.S. ex rel. McClain v. Nutritional Support Services, L.P., No. 6:17-cv-2608-AMQ (D.S.C.), which was filed in the United States District Court for the District of South Carolina. The action alleges that NSS violated the False Claims Act by reporting a National Drug Code (“NDC”) number that did not correspond to the NDC for dispensed prescriptions. The plaintiffs are seeking unspecified damages. On April 16, 2018, the United States filed a Notice of Election to Decline Intervention with respect to the allegations asserted in this action. On March 14, 2020, the Court entered an Order granting the Defendant’s Motion to Dismiss.

Governmental Regulations

Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. Management believes that it is following all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare, Medicaid and other federal healthcare programs. There have been several enacted and proposed federal and state relief measures as a result of COVID-19 which should provide support to us during this pandemic; however, the full benefit of any such programs would not be realized until these payments are fully implemented, government agencies issue applicable regulations, or guidance and such relief is provided.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At March 31, 2020, we have available for sale marketable debt securities in the amount of $147,811,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of March 31, 2020, our credit facility bears interest at a variable interest rate. Currently, we have an outstanding balance of $50.0 million on the credit facility, all due within a year. Based on our outstanding balance, a 1% change in interest rates would change our annual interest cost by approximately $500,000.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At March 31, 2020, the fair value of our marketable equity securities is approximately $92,061,000. Of the $92.1 million equity securities portfolio, our investment in NHI comprises approximately $80.7 million, or 87.7%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $9.2 million. At March 31, 2020, our equity securities had unrealized gains of $61.9 million. Of the $61.9 million of unrealized gains, $56.0 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current and pending litigation of material significance to NHC, please see Note 15 of this Form 10–Q.

Item 1A.	Risk Factors.

We are providing the disclosure below and supplementing the risk factors disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2019 based on information currently known to us and recent developments since the date of the 2019 From 10-K filing. The additional risk factor identified should be read in conjunction with the risk factors described in the 2019 Annual Report.

COVID-19 and other pandemics, epidemics, or outbreaks of a contagious illness may adversely affect our operating results, cash flows and financial condition. COVID-19 coronavirus outbreak and other pandemics, epidemics, or outbreaks of a contagious illness, and similar events, may cause harm to us, our partners (employees), our patients, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our results of operations, financial condition and cash flows. The impacts may include, but would not be limited to:

●	Disruption to operations due to the unavailability of partners due to illness, quarantines, risk of illness, travel restrictions or factors that limit our existing or potential workforce.
●

Decreased availability and increased cost of supplies due to increased demand around essential personal protective equipment (“PPE”), sanitizers and cleaning supplies including disinfecting agents, and food and food-related products due to increased global demand and disruptions along the global supply chains of these manufactures and distributors.

●	Decreased census across all our operations, which could negatively impact our operating cash flows and financial condition.
●	Elevated partner turnover which may increase payroll expense, increase third party agency nurse staffing, and recruiting-related expenses.
●	Significant disruption of the global financial markets, which could have a negative impact on our ability to access capital in the future.

The further spread of COVID-19, and the requirements to take action to help limit the spread of the virus, could impact the resources required to carry out our business as usual and may have a material adverse effect on our results of operations, financial condition and cash flows. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread of the virus, the severity of the virus, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak. Any of these developments, individually or in aggregate, could materially impact our business and our financial results and condition.

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

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation (Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on August 3, 2017.)

3.3	Certificate of Designation Series B Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007.)

3.4	Restated Bylaws as amended February 14, 2013 (Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.)

4.1	Form of Common Stock (Incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed on August 3, 2017.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 7, 2020	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: May 7, 2020	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)