Form 10-Q
period 2020-06-30
NATIONAL HEALTHCARE CORP
filed 2020-08-07
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

15,357,488 shares of common stock of the registrant were outstanding as of August 4, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Revenues and grant income:
Net patient revenues	$225,671	$235,264	$469,766	$471,375
Other revenues	11,323	11,887	23,352	24,061
Government stimulus income	24,648	-	24,648	-
Net operating revenues and grant income	261,642	247,151	517,766	495,436

Cost and expenses:
Salaries, wages, and benefits	156,914	147,878	304,383	289,266
Other operating	70,861	67,598	142,529	137,030
Facility rent	10,320	10,197	20,652	20,435
Depreciation and amortization	10,545	10,335	20,983	20,852
Interest	453	954	865	1,880
Total costs and expenses	249,093	236,962	489,412	469,463

Income from operations	12,549	10,189	28,354	25,973

Other income:
Non–operating income	5,954	8,272	14,100	14,273
Unrealized gains/(losses) on marketable equity securities	20,053	(54)	(40,339)	6,784

Income before income taxes	38,556	18,407	2,115	47,030
Income tax provision	(10,034)	(4,725)	(409)	(12,117)
Net income	28,522	13,682	1,706	34,913
Net (income)/loss attributable to noncontrolling interest	(198)	29	(234)	67

Net income attributable to National HealthCare Corporation	$28,324	$13,711	$1,472	$34,980

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$1.85	$0.90	$0.10	$2.29
Diluted	$1.84	$0.89	$0.10	$2.28

Weighted average common shares outstanding:
Basic	15,307,105	15,269,637	15,300,941	15,262,950
Diluted	15,372,430	15,352,702	15,367,464	15,338,520

Dividends declared per common share	$0.52	$0.52	$1.04	$1.02

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Net income	$28,522	$13,682	$1,706	$34,913

Other comprehensive income:
Unrealized gains on investments in restricted marketable debt securities	4,796	2,969	2,251	6,194
Reclassification adjustment for realized gains on sales of marketable debt securities	(11)	-	(13)	-
Income tax expense related to items of other comprehensive income	(1,005)	(624)	(470)	(1,301)
Other comprehensive income, net of tax	3,780	2,345	1,768	4,893

Net (income)/loss attributable to noncontrolling interest	(198)	29	(234)	67

Comprehensive income attributable to National HealthCare Corporation	$32,104	$16,056	$3,240	$39,873

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2020	December 31, 2019
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$149,471	$50,334
Restricted cash and cash equivalents, current portion	19,561	8,944
Marketable equity securities	112,114	152,453
Restricted marketable debt securities, current portion	10,265	20,576
Accounts receivable	85,849	92,975
Inventories	7,200	7,441
Prepaid expenses and other assets	4,345	6,635
Notes receivable, current portion	1,399	1,695
Total current assets	390,204	341,053

Property and Equipment:
Property and equipment, at cost	1,038,586	1,017,204
Accumulated depreciation and amortization	(502,622)	(481,774)
Net property and equipment	535,964	535,430

Other Assets:
Restricted cash and cash equivalents, less current portion	1,747	1,732
Restricted marketable debt securities, less current portion	139,323	126,830
Deposits and other assets	5,767	5,124
Operating lease right-of-use assets	191,029	202,909
Goodwill	21,341	20,995
Notes receivable, less current portion	12,966	13,384
Investments in unconsolidated companies	36,897	39,191
Total other assets	409,070	410,165
Total assets	$1,335,238	$1,286,648

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$18,442	$18,903
Finance lease obligations, current portion	4,292	4,166
Operating lease liabilities, current portion	24,850	24,243
Accrued payroll	61,210	69,826
Amounts due to third party payors	17,824	15,108
Accrued risk reserves, current portion	29,827	29,520
Other current liabilities	27,425	15,029
Provider relief funds	19,294	-
Contract liabilities	50,992	-
Dividends payable	7,986	7,968
Current maturities of long-term debt	-	10,000
Total current liabilities	262,142	194,763

Finance lease obligations, less current portion	12,785	14,963
Operating lease liabilities, less current portion	166,179	178,666
Accrued risk reserves, less current portion	75,181	66,491
Refundable entrance fees	7,643	7,455
Deferred income taxes	12,953	24,012
Other noncurrent liabilities	29,068	21,229
Total liabilities	565,951	507,579

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,357,488 and 15,332,206 shares, respectively, issued and outstanding	153	153
Capital in excess of par value	224,972	222,787
Retained earnings	538,599	553,093
Accumulated other comprehensive income	4,328	2,560
Total National HealthCare Corporation stockholders’ equity	768,052	778,593
Noncontrolling interest	1,235	476
Total equity	769,287	779,069
Total liabilities and equity	$1,335,238	$1,286,648

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2020	2019
Cash Flows From Operating Activities:
Net income	$1,706	$34,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,983	20,852
Equity in earnings of unconsolidated investments	(5,429)	(4,801)
Distributions from unconsolidated investments	6,901	2,609
Unrealized (gains)/losses on marketable equity securities	40,339	(6,784)
Gains on sale of restricted marketable debt securities	(13)	-
Gains on acquisitions of equity method investments	(1,707)	(1,975)
Deferred income taxes	(11,529)	1,294
Stock–based compensation	1,289	1,108
Changes in operating assets and liabilities:
Accounts receivable	8,350	(174)
Inventories	332	153
Prepaid expenses and other assets	2,237	(590)
Trade accounts payable	(1,241)	(4,022)
Accrued payroll	(9,025)	(10,927)
Amounts due to third party payors	2,570	691
Accrued risk reserves	8,860	1,227
Provider relief funds	19,294	-
Contract liabilities	50,992	-
Other current liabilities	11,979	4,081
Other noncurrent liabilities	7,839	1,517
Net cash provided by operating activities	154,727	39,172
Cash Flows From Investing Activities:
Purchases of property and equipment	(12,517)	(13,989)
Acquisition of equity method investment, net of cash acquired	(6,648)	(15,589)
Investments in unconsolidated companies	(185)	(356)
Investments in notes receivable	(425)	(5,312)
Collections of notes receivable	1,139	660
Purchases of restricted marketable debt securities	(19,754)	(6,887)
Proceeds from sale of restricted marketable debt securities	19,823	30,103
Net cash used in investing activities	(18,567)	(11,370)
Cash Flows From Financing Activities:
Borrowings under credit facility	40,000	-
Repayments under credit facility	(50,000)	-
Principal payments under finance lease obligations	(2,052)	(1,932)
Dividends paid to common stockholders	(15,948)	(15,275)
Noncontrolling interest contributions/(distributions)	525	(17)
Issuance of common shares	949	1,383
Repurchase of common shares	(53)	(872)
Entrance fee deposits/(refunds)	188	(103)
Net cash used in financing activities	(26,391)	(16,816)
Net Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	109,769	10,986
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	61,010	54,920
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$170,779	$65,906

Balance Sheet Classifications:
Cash and cash equivalents	$149,471	$29,746
Restricted cash and cash equivalents	21,308	36,160
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$170,779	$65,906

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained Earnings	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2020	15,332,206	$153	$222,787	$553,093	$2,560	$476	$779,069
Net income/(loss)	–	–	–	(26,852)	–	36	(26,816)
Noncontrolling interest contributions	–	–	–	–	–	281	281
Other comprehensive loss	–	–	–	–	(2,012)	–	(2,012)
Stock–based compensation	–	–	466	–	–	–	466
Shares sold – options exercised	15,006	–	400	–	–	–	400
Repurchase of common shares	(611)	–	(53)	–	–	–	(53)
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,980)	–	–	(7,980)
Balance at March 31, 2020	15,346,601	$153	$223,600	$518,261	$548	$793	743,355

Net income	–	–	–	28,324	–	198	28,522
Noncontrolling interest contributions	–	–	–	–	–	244	244
Other comprehensive income	–	–	–	–	3,780	–	3,780
Stock–based compensation	–	–	823	–	–	–	823
Shares sold – options exercised	11,073	–	549	–	–	–	549
Repurchase of common shares	(186)	–	-	–	–	–	-
Dividends declared to common stockholders ($0.52 per share)	-	–	-	(7,986)	–	–	(7,986)
Balance at June 30, 2020	15,357,488	$153	$224,972	$538,599	$4,328	$1,235	$769,287

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2019	15,255,002	$153	$219,435	$516,435	$(2,745)	$1,179	$734,457
Net income/(loss)	–	–	–	21,269	–	(38)	21,231
Other comprehensive income	–	–	–	–	2,548	–	2,548
Stock–based compensation	–	–	424	–	–	–	424
Shares sold – options exercised	59,384	–	579	–	–	–	579
Repurchase of common shares	(10,396)	–	(872)	–	–	–	(872)
Dividends declared to common stockholders ($0.50 per share)	–	–	–	(7,652)	–	–	(7,652)
Balance at March 31, 2019	15,303,990	$153	$219,566	$530,052	$(197)	$1,141	750,715

Net income/(loss)	–	–	–	13,711	–	(29)	13,682
Noncontrolling interest distributions	–	–	–	–	–	(17)	(17)
Other comprehensive income	–	–	–	–	2,345	–	2,345
Stock–based compensation	–	–	684	–	–	–	684
Shares sold – options exercised	14,800	–	804	–	–	–	804
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,966)	–	–	(7,966)
Balance at June 30, 2019	15,318,790	$153	$221,054	$535,797	$2,148	$1,095	$760,247

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2020

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30, 2020, we operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,633 licensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital, and 35 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a noncontrolling ownership interest in a hospice care business that services NHC-owned skilled nursing facilities and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles (“GAAP”), with limited need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited December 31, 2019 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by U.S. GAAP. Our audited December 31, 2019 consolidated financial statements are available at our web site: www.nhccare.com.

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

The Company recognizes revenue as its performance obligations are completed. Routine services are treated as a single performance obligation satisfied over time as services are rendered. These routine services represent a bundle of services that are not capable of being distinct. The performance obligations are satisfied over time as the patient simultaneously receives and consumes the benefits of the healthcare services provided. Additionally, there may be ancillary services which are not included in the daily rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time when those services are rendered.  Contract liabilities are recorded for payments the Company receives in which performance obligations have not been completed.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors. Contractual adjustments are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $1,245,000 and $2,075,000 for the three months and six months ended June 30, 2020. For the three months and six months ended June 30, 2019, bad debt expense was $992,000 and $2,039,000, respectively. As of June 30, 2020, and December 31, 2019, the Company has recorded allowance for doubtful accounts of $5,294,000 and $4,451,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

Government Grants

In the absence of specific guidance to account for government grants under U.S. GAAP, we have concluded to account for government grants in accordance with International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, we recognize grant income on a systematic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate.

Segment Reporting

In accordance with the provisions of Accounting Standards Codification ("ASC") 280, Segment Reporting, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and one behavioral health hospital, and (2) homecare services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. See Note 7 for further disclosure of the Company’s operating segments.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $10,555,000 and $13,614,000 for the three months and six months ended June 30, 2020, respectively. General and administrative costs were $6,677,000 and $11,821,000 for the three months and six months ended June 30, 2019, respectively.

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

The Company records right-of-use assets and liabilities on the interim condensed consolidated balance sheets for non-cancelable real estate operating leases with original or remaining lease terms in excess of one year. Leases with a lease term of 12 months or less at inception are not recorded on our interim condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term in our interim condensed consolidated statements of operations.

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

Goodwill

We perform our annual goodwill impairment assessment on the first day of the fourth quarter.  At June 30, 2020, the Company reviewed the carrying value of goodwill for impairment indicators due to the events and circumstances surrounding the COVID-19 pandemic. As a result of the review, there were no impairment indicators regarding the Company’s goodwill during the three months ended June 30, 2020 that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarily determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as noncurrent liabilities section of our consolidated balance sheets. As of June 30, 2020, and December 31, 2019, we have recorded refundable entrance fees in the amount of $7,643,000 and $7,455,000, respectively.

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of June 30, 2020, and December 31, 2019, we have recorded a future service obligation liability in the amount of $2,035,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

Other Noncurrent Liabilities

Other noncurrent liabilities include reserves primarily related to various uncertain income tax positions, deferred revenue, and obligations to provide future services to our CCRC residents. Deferred revenue includes the deferred gain on the sale of assets to National Health Corporation (“National”) and the non-refundable portion (10%) of CCRC entrance fees being amortized over the remaining life expectancies of the residents.

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

Note 3 – Coronavirus Pandemic ("COVID-19")

In early March 2020, COVID-19, a disease caused by the novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. The COVID-19 virus has spread rapidly, with every state in the United States (“U.S.”) having confirmed cases. The rapid spread has resulted in authorities around the U.S. implementing various measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, an adverse impact on the Company's results of operations. The financial results for the three months ended June 30, 2020 were significantly impacted by COVID-19 with census in our skilled nursing facilities dropping to 84.3%, while we also incurred significantly increased operating expenses.

The U.S. government enacted several laws beginning in March 2020 designed to help the nation respond to the COVID-19 pandemic. The new laws impact healthcare providers in a variety of ways, but the largest legislation from a monetary relief perspective is the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").  The CARES Act provided $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofits, states and municipalities. The CARES Act originally appropriated $100 billion to establish the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund. The Provider Relief Fund is administered through grants and other mechanisms to skilled nursing providers, home health providers, hospitals, and other Medicare and Medicaid enrolled providers to cover any unreimbursed health care related expenses or lost revenue attributable to the public health emergency resulting from COVID-19.  On April 24, 2020, another $75 billion was added to the Provider Relief Fund by the Paycheck Protection Program and Health Care Enactment Act, bringing the total amount appropriated in the fund to $175 billion.

During the second quarter of 2020, we received three disbursements from the Provider Relief Fund which totaled $43,942,000. These funds came with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses and lost revenue attributable to COVID-19. Of the $43,942,000 of funds received, the Company recorded $24,648,000 of income related to these funds as we have reasonable assurance that the applicable terms and conditions to retain the funds has been met during the three months ended June 30, 2020. This $24,648,000 is reflected within government stimulus income in the interim condensed consolidated statements of operations.  As of June 30, 2020, amounts not recognized as income are approximately $19,294,000 and are reflected in the current liability section of our interim condensed consolidated balance sheet (provider relief funds). We anticipate incurring additional COVID-19 related expenses and lost revenues in the future; therefore, at this time, we believe that we will fully utilize the remaining $19,294,000 of provider relief funds before the end of the pandemic.

As part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received approximately $50,992,000 as part of this program. These funds will begin to be applied against claims for services provided to Medicare patients after approximately 120 days from the date we received the funds. The payback period will be for approximately 90 days; therefore, any remaining unapplied accelerated payment proceeds will be repaid within 210 days.  Application to claims of the accelerated payments received by the Company is currently expected to begin in August 2020.  As of June 30, 2020, the accelerated payments are reflected within contract liabilities in the interim condensed consolidated balance sheets as the related performance obligations have not been completed.

The CARES Act also provided for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursement for the period of May 1, 2020 through December 31, 2020 and the deferral of the employer share of social security taxes (6.2%), effective for payments due after the March 2020 enactment date.  The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022.  As of June 30, 2020, we have deferred $7.7 million of social security taxes.  This deferral is included in other noncurrent liabilities within our interim condensed consolidated balance sheets.

Note 4 – Net Patient Revenues

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Net patient revenues:
Inpatient services	$214,387	$220,887	$445,374	$442,521
Homecare	11,284	14,377	24,392	28,854
Total net patient revenue	$225,671	$235,264	$469,766	$471,375

For inpatient services, revenue is recognized on a daily basis as each day represents a separate contract and performance obligation. For homecare, revenue is recognized when services are provided based on the number of days of service rendered in the period of care or on a per-visit basis. Typically, patients and third-party payors are billed monthly after services are performed or the patient is discharged, and payments are due based on contract terms.

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
Source	2020	2019	2020	2019
Medicare	32%	33%	33%	34%
Managed Care	10%	11%	11%	11%
Medicaid	32%	29%	30%	28%
Private Pay and Other	26%	27%	26%	27%
Total	100%	100%	100%	100%

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

For homecare services, Medicare pays based on the acuity level of the patient and based on periods of care. An period of care is defined as a length of care up to 30 days with multiple continuous periods allowed. The services covered by the payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

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

Certain managed care payors for homecare services pay on a per-visit basis. This revenue is recorded on an accrual basis based upon the date of services at amounts equal to its established or estimated per-visit rates.

Contract Liabilities

Included in the Company’s condensed consolidated balance sheets are contract liabilities, which represent payments the Company receives in advance of services provided. As of June 30, 2020, the Company has recorded $50,992,000 in contract liabilities related to receipts from the Medicare Accelerated and Advance Payment Program. These funds will begin to be applied against claims for services provided to Medicare patients after approximately 120 days from the date we received the funds. The payback period will be for approximately 90 days; therefore, any remaining unapplied accelerated payment proceeds will be repaid within 210 days.  Recoupment of the accelerated payments received by the Company is currently expected to begin in August 2020.

A summary of the contract liabilities are follows (in thousands):

Balance at December 31, 2019	$-
Payments received	50,992
Payments recognized	-
Balance at June 30, 2020	$50,992

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $17,824,000 and $15,108,000 as of June 30, 2020 and December 31, 2019, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Rental income	$5,646	$5,677	$11,325	$11,285
Management and accounting services fees	4,121	4,297	8,600	9,047
Insurance services	1,398	1,615	2,780	3,139
Other	158	298	647	590
Total other revenues	$11,323	$11,887	$23,352	$24,061

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 8 – Long Term Leases. Rental income reflected in the interim condensed consolidated statements of operations consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Operating lease payments	$5,505	$5,486	$11,008	$10,963
Variable lease payments	141	191	317	322
Total rental income	$5,646	$5,677	$11,325	$11,285

 Management Fees from National

We manage five skilled nursing facilities owned by National. For the three and six months ended June 30, 2020, we recognized management fees and interest on management fees of $941,000 and $2,478,000 from these centers, respectively. For the three months and six months ended June 30, 2019, we recognized management fees and interest on management fees of $1,351,000 and $3,206,000 for these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2020 were $883,000 and $1,662,000, respectively. For the three and six months ended June 30, 2019, the workers’ compensation premium revenues reflected in the interim condensed consolidated statements of operations were $943,000 and $1,791,000. Associated losses and expenses are reflected in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2020 were $515,000 and $1,118,000, respectively. For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2019 were $672,000 and $1,348,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 6 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Equity in earnings of unconsolidated investments	$2,618	$2,480	$5,429	$4,801
Dividends and net realized gains on sales of securities	1,891	1,931	3,913	3,862
Interest income	1,445	1,886	3,051	3,635
Gains on acquisitions of equity method investments	–	1,975	1,707	1,975
Total non-operating income	$5,954	$8,272	$14,100	$14,273

Caris HealthCare, L.P. ("Caris")

Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris, a business that specializes in hospice care services. The carrying value of our investment is $35,206,000 and $36,673,000 at June 30, 2020 and December 31, 2019, respectively. The carrying amounts are included in investments in unconsolidated companies in the consolidated balance sheets. Summarized financial information of Caris for the six months ended June 30, 2020 and 2019 is provided below (in thousands):

	Six Months Ended June 30
	2020	2019
Net revenue	$31,784	$29,895
Expenses	24,817	23,439
Net income	$6,967	$6,456

Gains on Acquisitions of Equity Method Investments

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

Upon acquiring the remaining ownership interest, the Company recorded and increased its previously held equity interest up to fair value as of the acquisition date. This remeasurement of our equity interest at fair value resulted in a gain of $1,707,000. The gain was recorded in "Non-operating income" in the interim condensed consolidated statements of operations.  Additionally, the excess of the fair value over the amounts assigned to the assets and liabilities of the investee resulted in recording goodwill in the amount of $346,000 on the acquisition date.

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

Upon acquiring the remaining ownership interest, the Company recorded and increased its previously held equity interest up to fair value as of the acquisition date. This remeasurement of our equity interest at fair value resulted in a gain of $1,975,000 during the second quarter of 2019. The gain was recorded in "Non-operating income" in the interim condensed consolidated statements of operations.

Note 7 – Business Segments

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues and grant income:
Net patient revenues	$214,387	$11,284	$-	$225,671
Other revenues	127	-	11,196	11,323
Government stimulus income	22,622	2,026	-	24,648
Net operating revenues and grant income	237,136	13,310	11,196	261,642

Costs and expenses:
Salaries, wages, and benefits	136,380	7,963	12,571	156,914
Other operating	63,999	4,342	2,520	70,861
Rent	8,380	446	1,494	10,320
Depreciation and amortization	9,626	106	813	10,545
Interest	366	-	87	453
Total costs and expenses	218,751	12,857	17,485	249,093

Income (loss) from operations	18,385	453	(6,289)	12,549
Non-operating income	-	-	5,954	5,954
Unrealized gains on marketable equity securities	-	-	20,053	20,053

Income before income taxes	$18,385	$453	$19,718	$38,556

	Three Months Ended June 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$220,887	$14,377	$-	$235,264
Other revenues	242	-	11,645	11,887
Net operating revenues	221,129	14,377	11,645	247,151

Costs and expenses:
Salaries, wages, and benefits	130,720	8,480	8,678	147,878
Other operating	60,172	4,674	2,752	67,598
Rent	8,229	489	1,479	10,197
Depreciation and amortization	9,471	61	803	10,335
Interest	319	-	635	954
Total costs and expenses	208,911	13,704	14,347	236,962

Income (loss) from operations	12,218	673	(2,702)	10,189
Non-operating income	-	-	8,272	8,272
Unrealized losses on marketable equity securities	-	-	(54)	(54)

Income before income taxes	$12,218	$673	$5,516	$18,407

	Six Months Ended June 30, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues and grant income:
Net patient revenues	$445,374	$24,392	$-	$469,766
Other revenues	561	-	22,791	23,352
Government stimulus income	22,622	2,026	-	24,648
Net operating revenues and grant income	468,557	26,418	22,791	517,766

Costs and expenses:
Salaries, wages, and benefits	271,595	16,279	16,509	304,383
Other operating	129,104	8,161	5,264	142,529
Rent	16,757	903	2,992	20,652
Depreciation and amortization	19,197	160	1,626	20,983
Interest	748	-	117	865
Total costs and expenses	437,401	25,503	26,508	489,412

Income (loss) from operations	31,156	915	(3,717)	28,354
Non-operating income	-	-	14,100	14,100
Unrealized losses on marketable equity securities	-	-	(40,339)	(40,339)

Income (loss) before income taxes	$31,156	$915	$(29,956)	$2,115

	Six Months Ended June 30, 2019
(As Adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$442,521	$28,854	$-	$471,375
Other revenues	473	-	23,588	24,061
Net operating revenues	442,994	28,854	23,588	495,436

Costs and expenses:
Salaries, wages, and benefits	259,778	16,880	12,608	289,266
Other operating	122,801	8,926	5,303	137,030
Rent	16,520	951	2,964	20,435
Depreciation and amortization	19,124	122	1,606	20,852
Interest	668	-	1,212	1,880
Total costs and expenses	418,891	26,879	23,693	469,463

Income (loss) from operations	24,103	1,975	(105)	25,973
Non-operating income	-	-	14,273	14,273
Unrealized gains on marketable equity securities	-	-	6,784	6,784

Income before income taxes	$24,103	$1,975	$20,952	$47,030

Note 8 – Long-Term Leases

Operating Leases

At June 30, 2020, we leased from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. Base rent expense under both NHI lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over a base year. Total facility rent expense to NHI was $9,655,000 and $19,310,000 for the three months and six months ended June 30, 2020. Total facility rent expense to NHI was $9,515,000 and $19,030,000 for the three months and six months ended June 30, 2019.

Finance Leases

At June 30, 2020, we leased and operated three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year.

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of June 30, 2020 (in thousands):

	Finance Leases	Operating Leases
2020	$5,200	$35,429
2021	5,200	35,141
2022	5,200	34,636
2023	3,467	34,420
2024	-	34,269
Thereafter	-	57,050
Total minimum lease payments	19,067	230,945
Less: amounts representing interest	(1,990)	(39,916)
Present value of future minimum lease payments	17,077	191,029
Less: current portion	(4,292)	(24,850)
Noncurrent lease liabilities	$12,785	$166,179

Note 9 – Earnings per Share

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Basic:
Weighted average common shares outstanding	15,307,105	15,269,637	15,300,941	15,262,950
Net income attributable to National HealthCare Corporation	$28,324	$13,711	$1,472	$34,980
Earnings per common share, basic	$1.85	$0.90	$0.10	$2.29

Diluted:
Weighted average common shares outstanding	15,307,105	15,269,637	15,300,941	15,262,950
Effects of dilutive instruments	65,325	83,065	66,523	75,570
Weighted average common shares outstanding	15,372,430	15,352,702	15,367,464	15,338,520

Net income attributable to National HealthCare Corporation	$28,324	$13,711	$1,472	$34,980
Earnings per common share, diluted	$1.84	$0.89	$0.10	$2.28

In the above table, options to purchase 698,421 and 8,796 shares of our common stock have been excluded for the six months ended June 30, 2020 and 2019, respectively, due to their anti-dilutive impact.

Note 10 – Investments in Marketable Securities

Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. Any credit related decline in fair market values of our available for sale debt securities are recorded in our results of operations through an allowance for credit losses. Realized gains and losses from securities sales are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 11 for a description of the Company's methodology for determining the fair value of marketable securities.

Marketable securities and restricted marketable securities consist of the following (in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$112,114	$30,176	$152,453
Restricted investments available for sale:
Corporate debt securities	65,554	69,452	63,414	65,653
Asset-based securities	52,370	52,846	54,451	55,185
U.S. Treasury securities	13,366	14,134	13,379	13,410
State and municipal securities	12,819	13,156	12,922	13,158
	$174,285	$261,702	$174,342	$299,859

Included in the marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2020			December 31, 2019
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$99,013	1,630,642	$24,734	$132,865

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$21,229	$21,249	$15,726	$15,767
1 to 5 years	89,640	92,620	88,314	90,408
6 to 10 years	32,965	35,444	40,126	41,231
Over 10 years	275	275	-	-
	$144,109	$149,588	$144,166	$147,406

Gross unrealized gains related to marketable equity securities are $82,126,000 and $122,290,000 as of June 30, 2020 and December 31, 2019, respectively. Gross unrealized losses related to marketable equity securities are $188,000 and $13,000 as of June 30, 2020 and December 31, 2019, respectively. For the three months and six months ended June 30, 2020, the Company recognized net unrealized gains of $20,053,000 and net unrealized losses of $40,339,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the three months and six months ended June 30, 2019, the Company recognized net unrealized losses of $54,000 and net unrealized gains of $6,784,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $6,418,000 and $3,407,000 as of June 30, 2020 and December 31, 2019, respectively. Gross unrealized losses related to available for sale marketable debt securities are $939,000 and $167,000 as of June 30, 2020 and December 31, 2019, respectively. The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related.

The Company has not recognized any credit related impairments for the six months ending June 30, 2020 and 2019.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable debt securities during the six months ended June 30, 2020 and 2019 were $19,823,000 and $30,103,000, respectively. Investment gains of $13,000 and $-0- were realized on these sales during the six months ended June 30, 2020 and 2019, respectively. No sales were reported for marketable equity securities for the six months ended June 30, 2020 and 2019, respectively.

Note 11 – Fair Value Measurements

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

The following table summarizes fair value measurements by level at June 30, 2020 and December 31, 2019 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2020	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$149,471	$149,471	$–	$–
Restricted cash and cash equivalents	21,308	21,308	–	–
Marketable equity securities	112,114	112,114	–	–
Corporate debt securities	69,452	48,562	20,890	–
Mortgage–backed securities	52,846	–	52,846	–
U.S. Treasury securities	14,134	14,134	–	–
State and municipal securities	13,156	1,978	11,178	–
Total financial assets	$432,481	$347,567	$84,914	$–

	Fair Value Measurements Using
December 31, 2019	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$50,334	$50,334	$–	$–
Restricted cash and cash equivalents	10,676	10,676	–	–
Marketable equity securities	152,453	152,453	–	–
Corporate debt securities	65,653	48,584	17,069	–
Asset - backed securities	55,185	–	55,185	–
U.S. Treasury securities	13,410	13,410	–	–
State and municipal securities	13,158	1,975	11,183	–
Total financial assets	$360,869	$277,432	$83,437	$–

 Note 12 – Long–Term Debt

Long–term debt consists of the following (dollars in thousands):

	Weighted Average Interest Rate	Maturity	June 30, 2020	December 31, 2019
	Variable
Credit facility, interest payable monthly	2.4%	2020	$-	$10,000
Less current portion			-	(10,000)
Total long-term debt			$-	$-

As of June 30, 2020, the available borrowing capacity for the credit facility is $60 million. The credit facility has a maturity date of October 2020. Loans bear interest at either (i) LIBOR plus 1.40% or (ii) the base rate plus 0.40%.

Note 13 - Stock Repurchase Program

 In August 2019, the Board of Directors authorized a common stock purchase program. The program will allow for repurchases of up to $25 million of its common stock. During the six months ended June 30, 2020, the Company repurchased 797 shares of its common stock for a total cost of $53,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 14 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $823,000 and $684,000 for the three months ended June 30, 2020 and 2019, respectively. Stock-based compensation totaled $1,289,000 and $1,108,000 for the six months ended June 30, 2020 and 2019, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At June 30, 2020, the Company had $3,544,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2020 and for the year ended December 31, 2019.

	June 30, 2020	December 31, 2019
Risk–free interest rate	0.85%	2.30%
Expected volatility	20.2%	17.4%
Expected life, in years	2.2	2.3
Expected dividend yield	2.92%	2.73%

The following table summarizes our outstanding stock options for the six months ended June 30, 2020 and for the year ended December 31, 2019.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	1,163,381	$71.16	$–
Options granted	53,316	77.89	–
Options exercised	(346,168)	71.57	–
Options cancelled	(85,000)	72.94	–
Options outstanding at December 31, 2019	785,529	71.24	–
Options granted	102,465	75.76	–
Options exercised	(31,573)	62.44	–
Options cancelled	(3,000)	72.94
Options outstanding at June 30, 2020	853,421	$72.10	$174,000

Options exercisable at June 30, 2020	217,456	$68.30	$92,000

Options Outstanding June 30, 2020	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
155,000	$60.73	-	$64.64	62.67	2.76
698,421	$72.94	-	$86.48	74.20	1.80
853,421				72.10	1.72

 Note 15 – Income Taxes

The income tax provision for the three months ended June 30, 2020 is $10,034,000 (an effective income tax rate of 26.0%). The income tax provision and effective tax rate for the three months ended June 30, 2020 were unfavorably impacted by adjustments to unrecognized tax benefits of $78,000. The income tax provision for the three months ended June 30, 2019 was $4,725,000 (an effective income tax rate of 25.7%). The income tax provision and effective tax rate for the three months ended June 30, 2019 were unfavorably impacted by adjustments to unrecognized tax benefits of $95,000.

The income tax provision for the six months ended June 30, 2020 was $409,000 (an effective tax rate of 19.4%). The income tax provision and effective tax rate for the six months ended June 30, 2020 were unfavorably impacted by nondeductible expenses of $108,000 and adjustments to unrecognized tax benefits of $283,000 but were favorably impacted by a tax benefit of $60,000 relating to the exercise of stock options. The income tax provision for the six months ended June 30, 2020 resulted in a lower effective tax rate due to the lower pre-tax book income resulting from the unrealized loss of $40,339,000 for the market value decrease in our marketable equity securities portfolio. The income tax provision for the six months ended June 30, 2019 was $12,117,000 (an effective tax rate of 25.8%). The income tax provision and effective tax rate for the six months ended June 30, 2019 were unfavorably impacted by nondeductible expenses of $105,000 and adjustments to unrecognized tax benefits of $295,000 but were favorably impacted by a tax benefit of $275,000 relating to the exercise of stock options.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2016 (with certain state exceptions).

Note 16 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $105,008,000 and $96,011,000 at June 30, 2020 and December 31, 2019, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Nutritional Support Services, L.P., Qui Tam Litigation

On June 19, 2018, a First Amended Complaint was filed naming Nutritional Support Services, L.P. (“NSS”), a wholly owned subsidiary of the Company, as a defendant in the action captioned U.S. ex rel. McClain v. Nutritional Support Services, L.P., No. 6:17-cv-2608-AMQ (D.S.C.), which was filed in the United States District Court for the District of South Carolina (the "Court"). The action alleges that NSS violated the False Claims Act by reporting a National Drug Code (“NDC”) number that did not correspond to the NDC for dispensed prescriptions. The plaintiffs were seeking unspecified damages. On April 16, 2018, the United States filed a Notice of Election to Decline Intervention with respect to the allegations asserted in this action. On March 14, 2020, the Court entered an Order granting the Defendant’s Motion to Dismiss.  On May 6, 2020, the Court entered a Final Judgment dismissing the case.

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

Forward–looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward–looking statements as a result of, but not limited to, the following factors:

●	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

●	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

●	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

●	liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 16: Contingencies and Commitments);

●	the uncertainty of the extent, duration and effects of the COVID-19 pandemic and the response of governments

●	the ability to attract and retain qualified personnel;

●	the availability and terms of capital to fund acquisitions and capital improvements;

●	the ability to refinance existing debt on favorable terms;

●	the competitive environment in which we operate;

●	the ability to maintain and increase census levels; and

●	demographic changes.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. We operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,633 licensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital and 35 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

Impact of COVID-19

In early March 2020, COVID-19, a disease caused by the novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. The COVID-19 virus has spread rapidly, with every state in the United States (“U.S.”) having confirmed cases. The rapid spread has resulted in authorities around the U.S. implementing various measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, an adverse impact on the Company's results of operations.

As a provider of healthcare services, we are significantly exposed to the public health and economic effects of the COVID-19 pandemic.  NHC’s primary objective has remained the same throughout the COVID-19 pandemic: that is to protect the health and safety of our patients, residents, and partners (employees). We continue to follow all guidance from Centers for Medicare and Medicaid Services (“CMS”), the Centers for Disease Control and Prevention (“CDC”), and state and local health departments to prevent the spread of the disease within our operations. The financial results for the three months ended June 30, 2020 were significantly impacted by COVID-19 with census in our skilled nursing facilities dropping to 84.3%, while we also incurred significantly increased operating expenses. Since the first week of March, our census has declined due to the lack of new admissions from our acute care providers and referral partners. Our operating expenses have also increased with incentive compensation being paid to our frontline partners, as well as increased costs of personal protective equipment (“PPE”), sanitizers and cleaning supplies, COVID-19 testing of our patients and partners, and food and dietary products. Besides the incentive compensation being paid to our tireless partners on the frontlines, we continue to take every possible action to support our partners with free meals on their shifts, a one-month health insurance premium holiday in April, as well as extended paid sick leave days. Despite COVID-19 disrupting operations, our capital and financial resources, including our overall liquidity, remain strong. Our liquidity and low debt levels provide us with significant flexibility to maintain the strength of our balance sheet in periods of uncertainty or stress.

At this time, we are not able to quantify the impact that the COVID-19 pandemic will have on our financial results during 2020 and beyond, but we expect the developments related to COVID-19 to adversely affect our financial performance in 2020.  The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic, the volume of acute and post-acute healthcare patients cared for across the broader health care systems, the timing and availability of effective medical treatments and vaccines, and the impact of government actions and administrative regulations on our industry and broader economy, including future government stimulus efforts.  We have received and may continue to receive payments and advances from the various federal and state initiatives. These legislative initiatives have been beneficial to partially mitigate the impact of the COVID-19 pandemic on our results of operations and financial position to date.  The federal and state governments may consider additional stimulus and relief efforts, but we are unable to predict whether any of the additional stimulus measures will be enacted or their impact.

Legislation and Government Stimulus Due to COVID-19

The U.S. government enacted several laws beginning in March 2020 designed to help the nation respond to the COVID-19 pandemic. The new laws impact healthcare providers in a variety of ways, but the largest legislation from a monetary relief perspective is the CARES Act.  The CARES Act provided $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofits, states and municipalities. The CARES Act originally appropriated $100 billion to establish the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund. The Provider Relief Fund is administered through grants and other mechanisms to skilled nursing providers, home health providers, hospitals, and other Medicare and Medicaid enrolled providers to cover any unreimbursed health care related expenses or lost revenue attributable to the public health emergency resulting from COVID-19.  On April 24, 2020, another $75 billion was added to the Provider Relief Fund by the Paycheck Protection Program and Health Care Enactment Act, bringing the total amount appropriated in the fund to $175 billion.

During the second quarter of 2020, we received three disbursements from the Provider Relief Fund which totaled $43,942,000. These funds came with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. Of the $43,942,000 of funds received, the Company recorded $24,648,000 of income related to these funds during the three months ended June 30, 2020. This $24,648,000 is reflected within government stimulus income in the interim condensed consolidated statements of operations.  As of June 30, 2020, amounts not recognized as income are approximately $19,294,000 and are reflected in the current liability section of our interim condensed consolidated balance sheet (provider relief funds). We anticipate incurring additional COVID-19 related expenses and lost revenues in the future; therefore, at this time, we believe that we will fully utilize the remaining $19,294,000 million of provider relief funds before the end of the pandemic.

As part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received approximately $51 million as part of this program. These funds will begin to be applied against claims for services provided to Medicare patients after approximately 120 days from the date we received the funds. The payback period will be for approximately 90 days; therefore, any remaining unapplied accelerated payment proceeds will be repaid within 210 days.  Application to claims of the accelerated payments received by the Company is currently expected to begin in August 2020.  As of June 30, 2020, the accelerated payments are reflected within contract liabilities in the interim condensed consolidated balance sheets as the related performance obligations have not been completed.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension. We expect our net patient revenues to increase by approximately $2,600,000 in 2020 (2nd, 3rd, and 4th quarter impact) due to sequestration being temporarily suspended for the eight-month period.

The CARES Act also temporarily permits employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would be due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. Currently, we expect the deferral of these payroll taxes to improve our liquidity and cash available for operations during 2020 by approximately $21 million to $26 million, or $7 million to $8.5 million per quarter (2nd, 3rd, and 4th quarter impact). At June 30, 2020, we have deferred $7.7 million of social security taxes.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. At this time, we expect our net patient revenues to increase by approximately $11,000,000 in 2020 due to these supplemental Medicaid payments.  For the three months and six months ended June 30, 2020, we have recorded $3,859,000 and $5,532,000, respectively, in net patient revenues in our interim condensed consolidated statements of operations for these supplemental Medicaid payments.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the six months ending June 30, 2020 was 87.9% compared to 90.4% for the same period a year ago. Although our census was strong for most of the first quarter of 2020, during the second half of March, our census began to decline due to COVID-19 and the lack of new admissions from our acute care providers and referral partners.  For the three months ended June 30, 2020, overall census in our owned and leased skilled nursing facilities was 84.3% compared to 90.5% in the second quarter of 2019.

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

 The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of June 30, 2020:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	76
Number of 4 and 5-star rated skilled nursing facilities	53
Percentage of 4 and 5-star rated skilled nursing facilities	70%	45%
Average rating for all skilled nursing facilities, end of period	4.00	3.16

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
Memory Care	New Facility	60 beds	Farragut, TN	January, 2019
Memory Care	Acquisition	60 beds	St. Peters, MO	June, 2019
Skilled Nursing	Acquisition	166 beds	Knoxville, TN	February, 2020
Assisted Living	Bed Addition	20 beds	Gallatin, TN	Under Construction
Skilled Nursing	Bed Addition	30 beds	Kingsport, TN	Under Construction

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $105,008,000 at June 30, 2020 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Government Reimbursement Programs

Medicare – Skilled Nursing Facilities

On October 1, 2019, the new case-mix reimbursement model of Patient Driven Payment Model ("PDPM") became effective. Under PDPM, the payment to skilled nursing facilities is based heavily on the patient's condition rather than specific services provided by each skilled nursing facility. CMS' fiscal year 2020 final rule provided for an approximate net 2.4% increase, or $851 million, compared to the fiscal year 2019 levels.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension. We expect our net patient revenues to increase by approximately $2,600,000 in 2020 (2nd, 3rd, and 4th quarter impact) due to sequestration being temporarily suspended for the eight-month period.

For the first six months of 2020, our average Medicare per diem rate for skilled nursing facilities increased 10.9% as compared to the same period in 2019.

On July 31, 2020, CMS released its final rule outlining fiscal year 2021 Medicare payment rates and policy changes for skilled nursing facilities, which will begin October 1, 2020. The fiscal year 2021 final rule provided for an approximate 2.2% increase, or $750 million, compared to fiscal year 2020 levels. This included a 2.2% market-basket update, adjusted by a 0.0% productivity adjustment.  The final rule continues to reflect the commitment to shifting Medicare payments from volume to value, with the continued implementation of PDPM and value-based purchasing to improve interoperability, operational quality, and safety.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2020 and for the fiscal year 2021, the state of Tennessee implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2021 fiscal year will be approximately $2,000,000, or $500,000 per quarter. Effective July 1, 2019 and for the fiscal year 2020, the state of Tennessee implemented specific individual nursing facility rate increases. The resulting increase in revenue for the 2020 fiscal year was approximately $1,280,000 annually, or $320,000 per quarter.

Effective October 1, 2019 and for the fiscal year 2020, South Carolina implemented specific individual nursing facility rate changes. The resulting increase in revenue for the 2020 fiscal year was approximately $2,012,000 annually, or $503,000 per quarter.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. At this time, we expect our net patient revenues to increase by approximately $11,000,000 in 2020 due to these supplemental Medicaid payments.  For the three months and six months ended June 30, 2020, we have recorded $3,859,000 and $5,532,000, respectively, in net patient revenues in our interim condensed consolidated statements of operations for these supplemental Medicaid payments.

For the first six months of 2020, our average Medicaid per diem increased 4.6% compared to the same period in 2019.

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

Medicare – Homecare Programs

In November 2019, CMS released a final rule that sets forth the implementation of the PDGM and a 30-day unit of payment as mandated by the Bipartisan Budget Act of 2018 (“BBA”). CMS projects payments to home health agencies in fiscal year 2020 will increase in aggregate by 1.3%, or $250 million, based on proposed policies. The increase reflects the 1.5% home health payment update percentage as mandated by the BBA and a 0.2% decrease in aggregate payments due to reductions made by the new rural add-on policy, also mandated by the BBA.

In June 2020, CMS released its proposed rule outlining fiscal year 2021 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2021 will increase in aggregate by 2.6%, or $540 million, based on proposed policies. The increase reflects the effects of the 2.7% home health payment update percentage and a 0.1% decrease due to reductions made by the rural add-on policy. This Rule also includes a provision to make permanent the regulatory changes related to telecommunication technologies in providing care under the Medicare home health benefit beyond the expiration of the COVID-19 public health emergency.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues and grant income:
Net patient revenues	$214,387	$11,284	$-	$225,671
Other revenues	127	-	11,196	11,323
Government stimulus income	22,622	2,026	-	24,648
Net operating revenues and grant income	237,136	13,310	11,196	261,642

Costs and expenses:
Salaries, wages, and benefits	136,380	7,963	12,571	156,914
Other operating	63,999	4,342	2,520	70,861
Rent	8,380	446	1,494	10,320
Depreciation and amortization	9,626	106	813	10,545
Interest	366	-	87	453
Total costs and expenses	218,751	12,857	17,485	249,093

Income (loss) from operations	18,385	453	(6,289)	12,549
Non-operating income	-	-	5,954	5,954
Unrealized gains on marketable equity securities	-	-	20,053	20,053

Income before income taxes	$18,385	$453	$19,718	$38,556

	Three Months Ended June 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$220,887	$14,377	$-	$235,264
Other revenues	242	-	11,645	11,887
Net operating revenues	221,129	14,377	11,645	247,151

Costs and expenses:
Salaries, wages, and benefits	130,720	8,480	8,678	147,878
Other operating	60,172	4,674	2,752	67,598
Rent	8,229	489	1,479	10,197
Depreciation and amortization	9,471	61	803	10,335
Interest	319	-	635	954
Total costs and expenses	208,911	13,704	14,347	236,962

Income (loss) from operations	12,218	673	(2,702)	10,189
Non-operating income	-	-	8,272	8,272
Unrealized losses on marketable equity securities	-	-	(54)	(54)

Income before income taxes	$12,218	$673	$5,516	$18,407

	Six Months Ended June 30, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues and grant income:
Net patient revenues	$445,374	$24,392	$-	$469,766
Other revenues	561	-	22,791	23,352
Government stimulus income	22,622	2,026	-	24,648
Net operating revenues and grant income	468,557	26,418	22,791	517,766

Costs and expenses:
Salaries, wages, and benefits	271,595	16,279	16,509	304,383
Other operating	129,104	8,161	5,264	142,529
Rent	16,757	903	2,992	20,652
Depreciation and amortization	19,197	160	1,626	20,983
Interest	748	-	117	865
Total costs and expenses	437,401	25,503	26,508	489,412

Income (loss) from operations	31,156	915	(3,717)	28,354
Non-operating income	-	-	14,100	14,100
Unrealized losses on marketable equity securities	-	-	(40,339)	(40,339)

Income (loss) before income taxes	$31,156	$915	$(29,956)	$2,115

	Six Months Ended June 30, 2019
(As Adjusted)	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$442,521	$28,854	$-	$471,375
Other revenues	473	-	23,588	24,061
Net operating revenues	442,994	28,854	23,588	495,436

Costs and expenses:
Salaries, wages, and benefits	259,778	16,880	12,608	289,266
Other operating	122,801	8,926	5,303	137,030
Rent	16,520	951	2,964	20,435
Depreciation and amortization	19,124	122	1,606	20,852
Interest	668	-	1,212	1,880
Total costs and expenses	418,891	26,879	23,693	469,463

Income (loss) from operations	24,103	1,975	(105)	25,973
Non-operating income	-	-	14,273	14,273
Unrealized gains on marketable equity securities	-	-	6,784	6,784

Income before income taxes	$24,103	$1,975	$20,952	$47,030

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

The operating results for the newly constructed healthcare facilities not at full capacity for the six months ended June 30, 2020 include facilities that began operations from 2018 to 2020, which is one memory care facility. For the six months ended June 30, 2019, included are facilities that began operations from 2017 to 2019, which is one skilled nursing facility, two assisted living facilities, and one memory care facility.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Net income attributable to National Healthcare Corporation	$28,324	$13,711	$1,472	$34,980
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	(20,053)	54	40,339	(6,784)
Gain on acquisition of equity method investment	-	(1,975)	(1,708)	(1,975)
Operating results for newly opened facilities not at full capacity	112	137	314	731
Share-based compensation expense	823	684	1,289	1,108
Provision (benefit) of income taxes on non-GAAP adjustments	4,971	284	(10,461)	1,785
Non-GAAP Net income	$14,177	$12,895	$31,245	$29,845

GAAP diluted earnings per share	$1.84	$0.89	$0.10	$2.28
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	(0.97)	-	1.94	(0.34)
Gain on acquisition of equity method investment	-	(0.09)	(0.08)	(0.09)
Operating results for newly opened facilities not at full capacity	0.01	0.01	0.02	0.04
Share-based compensation expense	0.04	0.03	0.05	0.05
Non-GAAP diluted earnings per share	$0.92	$0.84	$2.03	$1.94

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three months and six months ended June 30, 2020 and 2019.

Percentage of Net Operating Revenues and Grant Income

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net operating revenues and grant income:	100.0%	100.0%	100%	100%
Costs and expenses:
Salaries, wages, and benefits	60.0	59.8	58.8	58.4
Other operating	27.1	27.4	27.5	27.7
Facility rent	3.9	4.1	4.0	4.1
Depreciation and amortization	4.0	4.2	4.0	4.2
Interest	0.2	0.4	0.2	0.4
Total costs and expenses	95.2	95.9	94.5	94.8
Income from operations	4.8	4.1	5.5	5.2
Non–operating income	2.2	3.3	2.7	2.9
Unrealized gains/(losses) on marketable equity securities	7.7	0.0	(7.8)	1.4
Income before income taxes	14.7	7.4	0.4	9.5
Income tax provision	(3.8)	(1.9)	(0.1)	(2.4)
Net income	10.9	5.5	0.3	7.1
Net (income)/loss attributable to noncontrolling interest	(0.1)	0.0	0.0	0.0
Net income attributable to stockholders of NHC	10.8	5.5	0.3	7.1

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Results for the quarter ended June 30, 2020 compared to the second quarter of 2019 include a 5.9% increase in net operating revenues and grant income and a 23.2% increase in income from operations. Excluding the grant income recorded during the second quarter of 2020, net operating revenues decreased 4.1% compared to the second quarter of 2019.  Excluding the unrealized gains in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the three months ended June 30, 2020 was $14,177,000 compared to $12,895,000 for the second quarter of 2019, which is an increase of 9.9%.

Net operating revenues and grant income

Net patient revenues decreased $9,593,000, or 4.1%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 84.3%, compared to an average of 90.5% for the same quarter a year ago. The decline in census is due to COVID-19 and the lack of new admissions from our acute care providers and referral partners. Our Medicare per diem rates increased 12.3% and managed care per diem rates increased 3.0% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 6.6% and 0.8%, respectively, compared to the same quarter a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 3.1% compared to the same quarter a year ago.

Our Medicare per diem rates have benefited from the new case-mix reimbursement model of PDPM, which was implemented on October 1, 2019. The CARES Act also temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. Our Medicaid per diem rates have benefited from many of the states paying a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. For the three months ended June 30, 2020, we have recorded $3,859,000 due to these supplemental Medicaid payments.

In February 2020, the Company acquired the remaining 75% ownership interest in a 166-bed skilled nursing facility in Knoxville, Tennessee. For the three months ended June 30, 2020, this skilled nursing facility increased net patient revenues approximately $2,958,000 compared to the second quarter of 2019.

Our homecare operations had a decline in net patient revenues of approximately $3,093,000 in the second quarter of 2020 compared to the second quarter of 2019. Our homecare net patient revenue decline was primarily due to volume declines related to COVID-19.

Other revenues decreased $564,000, or 4.7%, compared to the same quarter last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the three months ended June 30, 2020, we recorded $24.6 million in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the three months ended June 30, 2020 compared to the same period of 2019 increased $12,131,000, or 5.1%, to $249,093,000 from $236,962,000.

Salaries, wages, and benefits increased $9,036,000, or 6.1%, to $156,914,000 from $147,878,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 60.0% compared to 59.8% for the three months ended June 30, 2020 and 2019, respectively. The primary reason for salaries and wages increasing is due to the incentive compensation, or "combat pay", paid to our frontline partners in fighting the COVID-19 pandemic. We incurred approximately $5,895,000 in incentive compensation related to COVID-19 for the three months ended June 30, 2020 compared to the second quarter of 2019. For the three months ended June 30, 2020, we also incurred approximately $1,882,000 in salaries and wages from the skilled nursing facility that we acquired in February 2020, compared to the second quarter of 2019.

Other operating expenses increased $3,263,000, or 4.8%, to $70,861,000 for the 2020 period compared to $67,598,000 for the 2019 period. Other operating expenses as a percentage of net operating revenues and grant income was 27.1% and 27.4% for the three months ended June 30, 2020 and 2019, respectively. During the second quarter of 2020, we incurred approximately $5,682,000 in COVID-19 related expenses in purchasing personal protective equipment, nursing supplies, lab and testing supplies, food, and dietary supplies.  Due to the impact of COVID-19 and our census declining, we have implemented, and continue to implement, a plan to minimize and control expenses within every department of our operations.  These expense controlling efforts have helped mitigate the increase in other operating expenses due to COVID-19.

The decrease in interest expense is due from our long-term debt being paid off in the second quarter of 2020. At June 30, 2020, we have no outstanding balance on our credit facility.

Other income

Non–operating income decreased by $2,318,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements. The decrease in non-operating income is primarily due from the gain on the acquisition of an equity method investment made in the second quarter of 2019. In the prior year period, a gain of $1,975,000 was recorded on the acquisition of the remaining financial interest in a 60-bed memory care facility in St. Peters, Missouri. We previously held a 25% noncontrolling ownership interest and equity method investment in the facility. Upon acquiring the remaining 75% financial interest, we fair valued the business and our previously held equity position based upon the facility’s fair value.

Income taxes

The income tax provision for the three months ended June 30, 2020 is $10,034,000 (an effective income tax rate of 26.0%). Excluding nondeductible expenses, we expect our corporate income tax rate for 2020 to be approximately 26.0%.

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

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Results for the six months ended June 30, 2020 compared to the first six months of 2019 include a 4.5% increase in net operating revenues and grant income and a 9.2% increase in income from operations. Excluding the grant income recorded for the six months ended June 30,2020, net operating revenues would have decreased 0.5% compared to the same six-month period in 2019. Excluding the unrealized gains in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the six months ended June 30, 2020 was $31,245,000 compared to $29,845,000 for the same period of 2019, which is an increase of 5.2%.

Net operating revenues and grant income

Net patient revenues decreased $1,609,000, or 0.3%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the first six months of 2020 averaged 87.9% compared to an average of 90.4% for the same period a year ago. The decline in census is due to COVID-19 and the lack of new admissions from our acute care providers and referral partners. Our Medicare per diem rates increased 10.9% and managed care per diem rates increased 2.4% compared to the same period a year ago. Medicaid and private pay per diem rates increased 4.6% and 1.6%, respectively, compared to the same period a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 2.8% compared to the same period a year ago.

Our Medicare per diem rates have benefited from the new case-mix reimbursement model of PDPM, which was implemented on October 1, 2019. The CARES Act also temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. Since March 2020, our Medicaid per diem rates benefited from many of the states paying a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. For the six months ended June 30, 2020, we have recorded $5,532,000 due to these supplemental Medicaid payments.

In February 2020, the Company acquired the remaining 75% ownership interest in a 166-bed skilled nursing facility in Knoxville, Tennessee. For the six months ended June 30, 2020, this skilled nursing facility increased net patient revenues approximately $4,393,000 compared to the same period in the prior year.

Our homecare operations had a decline in net patient revenues of approximately $4,462,000 in the first six months of 2020 compared to the same period of 2019. Our homecare net patient revenue decline was primarily due to volume declines due to COVID-19.

Other revenues decreased $709,000, or 2.9%, compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the six months ended June 30, 2020, we recorded $24.6 million in government stimulus income related to funds received from the Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the six months ended June 30, 2020 compared to the same period of 2019 increased $19,949,000 or 4.2%, to $489,412,000 from $469,463,000.

Salaries, wages, and benefits increased $15,117,000, or 5.2%, to $304,383,000 from $289,266,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 58.8% compared to 58.4% for the six months ended June 30, 2020 and 2019, respectively. The primary reason for salaries and wages increasing is due to the incentive compensation, or "combat pay", paid to our frontline partners in fighting the COVID-19 pandemic. We incurred approximately $6,714,000 in incentive compensation related to COVID-19 for the six months ended June 30, 2020 compared to the same period of 2019.  For the six months ended June 30, 2020, we also incurred approximately $2,396,000 in salaries and wages from the skilled nursing facility that we acquired in February 2020, compared to the same period of 2019.

Other operating expenses increased $5,499,000, or 4.0%, to $142,529,000 for the 2020 period compared to $137,030,000 for the 2019 period. Other operating expenses as a percentage of net operating revenue was 27.5% and 27.7% for the six months ended June 30, 2020 and 2019. During the first six months of 2020, we incurred $6,630,000 in COVID-19 related expenses in purchasing personal protective equipment, nursing supplies, lab and testing supplies, food, and dietary supplies. Due to the impact of COVID-19 and our census declining since March 2020, we have implemented, and continue to implement, a plan to minimize and control expenses within every department of our operations.  These expense controlling efforts have helped mitigate the increase in other operating expenses due to COVID-19.

The decrease in interest expense is due from our long-term debt being paid off in the second quarter of 2020. At June 30, 2020, we have no outstanding balance on our credit facility.

Other income

Non–operating income decreased by $173,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the six months ended June 30, 2020 is $409,000 (an effective income tax rate of 19.3%). Excluding nondeductible expenses, we expect our corporate income tax rate for 2020 to be approximately 26.0%.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended June 30		Six Month Change
	2020	2019		%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$61,010	$54,920	$6,090	11.1

Cash provided by operating activities	154,727	39,172	115,555	295.0

Cash used in investing activities	(18,567)	(11,370)	(7,197)	(63.3)

Cash used in financing activities	(26,391)	(16,816)	(9,575)	(56.9)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$170,779	$65,906	$104,873	159.1

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2020 was $154,727,000 as compared to $39,172,000 in the same period last year. Cash provided by operating activities consisted of net income of $1,706,000 and adjustments for non–cash items of $43,933,000. There was cash provided by working capital in the amount of $102,187,000 for the six months ended June 30, 2020 compared to cash used for working capital needs in the amount of $8,044,000 for the same period a year ago. We also received cash distributions from our unconsolidated investments of $6,901,000 during the six months ended June 30, 2020, compared to $2,609,000 for the same period a year ago.

Included in cash provided by working capital is $50,992,000 of receipts from the Medicare Accelerated Payment Program, $19,294,000 of receipts related to the Provider Relief Fund that have not been recognized as income, and $7,705,000 of deferred employer social security taxes.  All three of these working capital cash flow items were initiated by the CARES Act legislation.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains/losses on our marketable equity securities, deferred taxes, stock compensation, and a gain on the acquisition of a 166-bed skilled nursing facility in Knoxville, Tennessee in which we previously held a noncontrolling ownership interest.

Investing Activities

Net cash used in investing activities totaled $18,567,000 for the six months ended June 30, 2020 compared to $11,370,000 for the six months ended June 30, 2019. Cash used for property and equipment additions was $12,517,000 and $13,989,000 for the six months ended June 30, 2020 and 2019, respectively. The acquisition of the 166-bed skilled nursing facility in Knoxville, Tennessee resulted in cash used of $6,648,000 for the six months ended June 30, 2020. The Company collected notes receivable of $1,139,000 and $660,000 for the six months ended June 30, 2020 and 2019, respectively. Sales of restricted marketable debt securities, net of purchases, resulted in positive cash flow of $69,000 and $23,216,000 for the six months ended June 30, 2020 and 2019, respectively.

Financing Activities

Net cash used in financing activities totaled $26,391,000 and $16,816,000 for the six months ending June 30, 2020 and 2019, respectively. Cash used for repayments on the Company’s credit facility has been a net of $10,000,000 for the six months ended June 30, 2020. We made repayments under our finance lease obligations in the amount of $2,052,000 and $1,932,000 for the six months ended June 30, 2020 and 2019, respectively. Cash used for dividend payments to common stockholders totaled $15,948,000 in the current year period compared to $15,275,000 for the same period a year ago. In the current period, $949,000 was provided by the issuance of common stock compared to $1,383,000 in the prior year period.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $149,471,000, marketable equity securities of $112,114,000, and as needed, our borrowing capacity on the credit facility, are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months. We are currently evaluating various options regarding the upcoming maturity date of our credit facility.  At this time, we believe we have sufficient liquidity to meet our short-term liquidity needs with or without an extension of the credit facility.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $149,471,000, marketable equity securities of $112,114,000 and our borrowing capacity on the credit facility. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities.

At June 30, 2020, we do not have an outstanding balance on our credit facility; therefore, leaving $60,000,000 available for future borrowings. The maturity date on the credit facility is October 7, 2020. The credit facility is available for general corporate purposes, including working capital and acquisitions.  We are currently evaluating various options regarding the upcoming maturity date of our credit facility.

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

Commitment and Contingencies

 Nutritional Support Services, L.P., Qui Tam Litigation

On June 19, 2018, a First Amended Complaint was filed naming Nutritional Support Services, L.P. (“NSS”), a wholly owned subsidiary of the Company, as a defendant in the action captioned U.S. ex rel. McClain v. Nutritional Support Services, L.P., No. 6:17-cv-2608-AMQ (D.S.C.), which was filed in the United States District Court for the District of South Carolina. The action alleges that NSS violated the False Claims Act by reporting a National Drug Code (“NDC”) number that did not correspond to the NDC for dispensed prescriptions. The plaintiffs are seeking unspecified damages. On April 16, 2018, the United States filed a Notice of Election to Decline Intervention with respect to the allegations asserted in this action. On March 14, 2020, the Court entered an Order granting the Defendant’s Motion to Dismiss. On May 6, 2020, the Court entered a Final Judgment dismissing the case.

Governmental Regulations

Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. Management believes that it is following all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare, Medicaid, and other federal healthcare programs. There have been several enacted and proposed federal and state relief measures as a result of COVID-19 which should provide support to us during this pandemic; however, the full benefit of any such programs would not be realized until these payments are fully implemented, government agencies issue applicable regulations, or guidance and such relief is provided.

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

 Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At June 30, 2020, we have available for sale marketable debt securities in the amount of $149,588,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of June 30, 2020, we have no outstanding balance on our credit facility.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At June 30, 2020, the fair value of our marketable equity securities is approximately $112,114,000. Of the $112.1 million equity securities portfolio, our investment in NHI comprises approximately $99.0 million, or 88.3%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $11.2 million. At June 30, 2020, our equity securities had unrealized gains of $81.9 million. Of the $81.9 million of unrealized gains, $74.3 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current, and pending litigation of material significance to NHC, please see Note 16 of this Form 10–Q.

Item 1A.	Risk Factors.

We are providing the disclosure below and supplementing the risk factors disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10–K for the year ended December 31, 2019 based on information currently known to us and recent developments since the date of the 2019 Form 10-K filing. The additional risk factor identified should be read in conjunction with the risk factors described in the 2019 Annual Report.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 7, 2020	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: August 7, 2020	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)