Form 10-Q
period 2020-09-30
NATIONAL HEALTHCARE CORP
filed 2020-11-05
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

15,359,488 shares of common stock of the registrant were outstanding as of November 1, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Revenues and grant income:
Net patient revenues	$227,383	$235,090	$697,149	$706,465
Other revenues	11,111	11,977	34,463	36,038
Government stimulus income	12,132	-	36,780	-
Net operating revenues and grant income	250,626	247,067	768,392	742,503

Cost and expenses:
Salaries, wages, and benefits	151,564	152,175	455,947	441,441
Other operating	70,887	66,730	213,416	203,760
Facility rent	10,320	10,167	30,972	30,602
Depreciation and amortization	10,548	10,663	31,531	31,515
Interest	285	764	1,150	2,644
Total costs and expenses	243,604	240,499	733,016	709,962

Income from operations	7,022	6,568	35,376	32,541

Other income:
Non–operating income	6,478	6,663	20,578	20,936
Unrealized gains/(losses) on marketable equity securities	(241)	9,312	(40,580)	16,096

Income before income taxes	13,259	22,543	15,374	69,573
Income tax provision	(391)	(3,167)	(800)	(15,284)
Net income	12,868	19,376	14,574	54,289
Net (income)/loss attributable to noncontrolling interest	(19)	85	(253)	152

Net income attributable to National HealthCare Corporation	$12,849	$19,461	$14,321	$54,441

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$0.84	$1.27	$0.94	$3.57
Diluted	$0.84	$1.27	$0.93	$3.55

Weighted average common shares outstanding:
Basic	15,310,754	15,275,709	15,304,235	15,267,250
Diluted	15,371,311	15,373,617	15,368,775	15,350,308

Dividends declared per common share	$0.52	$0.52	$1.56	$1.54

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Net income	$12,868	$19,376	$14,574	$54,289

Other comprehensive income:
Unrealized gains on investments in restricted marketable debt securities	632	855	2,883	7,049
Reclassification adjustment for realized gains on sales of restricted marketable debt securities	(122)	(117)	(135)	(117)
Income tax expense related to items of other comprehensive income	(107)	(155)	(577)	(1,456)
Other comprehensive income, net of tax	403	583	2,171	5,476

Net (income)/loss attributable to noncontrolling interest	(19)	85	(253)	152

Comprehensive income attributable to National HealthCare Corporation	$13,252	$20,044	$16,492	$59,917

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2020	December 31, 2019
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$183,765	$50,334
Restricted cash and cash equivalents, current portion	10,623	8,944
Marketable equity securities	111,873	152,453
Restricted marketable debt securities, current portion	19,249	20,576
Accounts receivable	84,595	92,975
Inventories	7,188	7,441
Prepaid expenses and other assets	3,682	6,635
Notes receivable, current portion	1,253	1,695
Total current assets	422,228	341,053

Property and Equipment:
Property and equipment, at cost	1,041,832	1,017,204
Accumulated depreciation and amortization	(511,216)	(481,774)
Net property and equipment	530,616	535,430

Other Assets:
Restricted cash and cash equivalents, less current portion	1,730	1,732
Restricted marketable debt securities, less current portion	122,791	126,830
Deposits and other assets	5,503	5,124
Operating lease right-of-use assets	185,003	202,909
Goodwill	21,341	20,995
Notes receivable, less current portion	12,679	13,384
Investments in unconsolidated companies	36,888	39,191
Total other assets	385,935	410,165
Total assets	$1,338,779	$1,286,648

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$19,890	$18,903
Finance lease obligations, current portion	4,357	4,166
Operating lease liabilities, current portion	25,146	24,243
Accrued payroll	60,690	69,826
Amounts due to third party payors	15,642	15,108
Accrued risk reserves, current portion	29,873	29,520
Other current liabilities	23,431	15,029
Provider relief funds	21,404	-
Contract liabilities	51,253	-
Dividends payable	7,987	7,968
Current maturities of long-term debt	-	10,000
Total current liabilities	259,673	194,763

Finance lease obligations, less current portion	11,671	14,963
Operating lease liabilities, less current portion	159,857	178,666
Accrued risk reserves, less current portion	76,080	66,491
Refundable entrance fees	7,462	7,455
Deferred income taxes	14,185	24,012
Other noncurrent liabilities	32,674	21,229
Total liabilities	561,602	507,579

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,359,488 and 15,332,206 shares, respectively, issued and outstanding	153	153
Capital in excess of par value	225,616	222,787
Retained earnings	543,460	553,093
Accumulated other comprehensive income	4,731	2,560
Total National HealthCare Corporation stockholders’ equity	773,960	778,593
Noncontrolling interest	3,217	476
Total equity	777,177	779,069
Total liabilities and equity	$1,338,779	$1,286,648

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30
	2020	2019
Cash Flows From Operating Activities:
Net income	$14,574	$54,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,531	31,515
Equity in earnings of unconsolidated investments	(8,448)	(7,548)
Distributions from unconsolidated investments	10,050	3,884
Unrealized (gains)/losses on marketable equity securities	40,580	(16,096)
Gains on sale of restricted marketable debt securities	(135)	(117)
Gains on acquisitions of equity method investments	(1,707)	(1,975)
Deferred income taxes	(10,405)	6,187
Stock–based compensation	1,807	1,448
Changes in operating assets and liabilities:
Accounts receivable	9,604	5,234
Income tax receivable	-	(2,330)
Inventories	344	(304)
Prepaid expenses and other assets	2,992	169
Trade accounts payable	207	(1,066)
Accrued payroll	(9,545)	(8,121)
Amounts due to third party payors	388	(197)
Accrued risk reserves	9,977	2,241
Provider relief funds	21,404	-
Contract liabilities	51,253	-
Other current liabilities	7,984	8,345
Other noncurrent liabilities	11,445	(674)
Net cash provided by operating activities	183,900	74,884
Cash Flows From Investing Activities:
Purchases of property and equipment	(17,717)	(19,670)
Acquisition of equity method investment, net of cash acquired	(6,648)	(15,589)
Investments in unconsolidated companies	(305)	(197)
Investments in notes receivable	(425)	(5,462)
Collections of notes receivable	1,572	1,010
Purchases of restricted marketable debt securities	(19,754)	(11,187)
Proceeds from sale of restricted marketable debt securities	28,004	41,272
Net cash used in investing activities	(15,273)	(9,823)
Cash Flows From Financing Activities:
Borrowings under credit facility	40,000	-
Repayments under credit facility	(50,000)	(25,000)
Principal payments under finance lease obligations	(3,101)	(2,920)
Dividends paid to common stockholders	(23,935)	(23,240)
Noncontrolling interest contributions/(distributions)	2,488	(566)
Issuance of common shares	1,075	1,383
Repurchase of common shares	(53)	(872)
Entrance fee deposits/(refunds)	7	(684)
Net cash used in financing activities	(33,519)	(51,899)
Net Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	135,108	13,162
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	61,010	54,920
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$196,118	$68,082

Balance Sheet Classifications:
Cash and cash equivalents	$183,765	$59,261
Restricted cash and cash equivalents	12,353	8,821
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$196,118	$68,082

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained Earnings	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2020	15,332,206	$153	$222,787	$553,093	$2,560	$476	$779,069
Net income/(loss)	–	–	–	(26,852)	–	36	(26,816)
Noncontrolling interest contributions	–	–	–	–	–	281	281
Other comprehensive loss	–	–	–	–	(2,012)	–	(2,012)
Stock–based compensation	–	–	466	–	–	–	466
Shares sold – options exercised	15,006	–	400	–	–	–	400
Repurchase of common shares	(611)	–	(53)	–	–	–	(53)
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,980)	–	–	(7,980)
Balance at March 31, 2020	15,346,601	$153	$223,600	$518,261	$548	$793	743,355

Net income	–	–	–	28,324	–	198	28,522
Noncontrolling interest contributions	–	–	–	–	–	244	244
Other comprehensive income	–	–	–	–	3,780	–	3,780
Stock–based compensation	–	–	823	–	–	–	823
Shares sold – options exercised	11,073	–	549	–	–	–	549
Repurchase of common shares	(186)	–	-	–	–	–	-
Dividends declared to common stockholders ($0.52 per share)	-	–	-	(7,986)	–	–	(7,986)
Balance at June 30, 2020	15,357,488	$153	$224,972	$538,599	$4,328	$1,235	$769,287

Net income	–	–	–	12,849	–	19	12,868
Noncontrolling interest contributions	–	–	–	–	–	1,963	1,963
Other comprehensive income	–	–	–	–	403	–	403
Stock–based compensation	–	–	518	–	–	–	518
Shares sold – options exercised	2,000	–	126	–	–	–	126
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,988)	–	–	(7,988)
Balance at September 30, 2020	15,359,488	$153	$225,616	$543,460	$4,731	$3,217	$777,177

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity (con’t)

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2019	15,255,002	$153	$219,435	$516,435	$(2,745)	$1,179	$734,457
Net income/(loss)	–	–	–	21,269	–	(38)	21,231
Other comprehensive income	–	–	–	–	2,548	–	2,548
Stock–based compensation	–	–	424	–	–	–	424
Shares sold – options exercised	59,384	–	579	–	–	–	579
Repurchase of common shares	(10,396)	–	(872)	–	–	–	(872)
Dividends declared to common stockholders ($0.50 per share)	–	–	–	(7,652)	–	–	(7,652)
Balance at March 31, 2019	15,303,990	$153	$219,566	$530,052	$(197)	$1,141	750,715

Net income/(loss)	–	–	–	13,711	–	(29)	13,682
Noncontrolling interest distributions	–	–	–	–	–	(17)	(17)
Other comprehensive income	–	–	–	–	2,345	–	2,345
Stock–based compensation	–	–	684	–	–	–	684
Shares sold – options exercised	14,800	–	804	–	–	–	804
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,966)	–	–	(7,966)
Balance at June 30, 2019	15,318,790	$153	$221,054	$535,797	$2,148	$1,095	$760,247

Net income/(loss)	–	–		19,461	–	(85)	19,376
Noncontrolling interest distributions	–	–	–	–	–	(549)	(549)
Other comprehensive income	–	–	–	–	583	–	583
Stock–based compensation	–	–	340	–	–	–	340
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,966)	–	–	(7,966)
Balance at September 30, 2019	15,318,790	$153	$221,394	$547,292	$2,731	$461	$772,031

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2020

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2020, we operate or manage, through certain affiliates, 76 skilled nursing facilities with a total of 9,633 licensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital, and 35 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a noncontrolling ownership interest in a hospice care business that services NHC-owned skilled nursing facilities and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors. Contractual adjustments are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $1,463,000 and $3,538,000 for the three months and nine months ended September 30, 2020. For the three months and nine months ended September 30, 2019, bad debt expense was $827,000 and $2,866,000, respectively. As of September 30, 2020, and December 31, 2019, the Company has recorded allowance for doubtful accounts of $6,295,000 and $4,451,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $10,921,000 and $24,535,000 for the three months and nine months ended September 30, 2020, respectively. General and administrative costs were $7,170,000 and $18,991,000 for the three months and nine months ended September 30, 2019, respectively.

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

Goodwill

We perform our annual goodwill impairment assessment on the first day of the fourth quarter.  At September 30, 2020, the Company reviewed the carrying value of goodwill for impairment indicators due to the events and circumstances surrounding the COVID-19 pandemic. As a result of the review, there were no impairment indicators regarding the Company’s goodwill during the three months ended September 30, 2020 that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarily determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as noncurrent liabilities section of our consolidated balance sheets. As of September 30, 2020, and December 31, 2019, we have recorded refundable entrance fees in the amount of $7,462,000 and $7,455,000, respectively.

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of September 30, 2020, and December 31, 2019, we have recorded a future service obligation liability in the amount of $2,035,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

Note 3 – Coronavirus Pandemic ("COVID-19")

In early March 2020, COVID-19, a disease caused by the novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. The COVID-19 virus has spread rapidly, with every state in the United States (“U.S.”) having confirmed cases. The rapid spread has resulted in authorities around the U.S. implementing various measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had an adverse impact on the Company's results of operations in 2020. The financial results for the second and third quarters of 2020 have been significantly impacted by COVID-19 with census in our skilled nursing facilities dropping to 81.3% during the third quarter of 2020, while we also incurred significantly increased operating expenses.

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

During the second and third quarters of 2020, we received four disbursements from the Provider Relief Fund which totaled $58,184,000. These funds come with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. Of the $58,184,000 of funds received, the Company recorded $12,132,000 and $36,780,000 of government stimulus income for the three and nine months ended September 30, 2020, respectively.  As of September 30, 2020, amounts not recognized as income are $21,404,000 and are reflected in the current liability section of our interim condensed consolidated balance sheet (provider relief funds). We anticipate incurring additional COVID-19 related expenses or lost revenues in the future; therefore, at this time, we believe that we will fully utilize the remaining $21,404,000 of provider relief funds before the reporting requirement deadlines outlined by the U.S. Department of Health and Human Services (“HHS”).

The government stimulus income estimates we recorded at  September 30, 2020  may change as our ability to utilize and retain the funds will depend on the magnitude and impact of the pandemic, as well as HHS' reporting requirements as they continue to change and evolve.  On October 22, 2020, HHS issued an updated Post-Payment Notice of Reporting Requirements ( "October 22, 2020 Notice") which, among other changes, materially revises the definition of lost revenues that was the basis for the grant income we recognized during the three and nine months ended September 30, 2020.  As a non-recognizable subsequent event, the Company's estimate as of September 30, 2020, as set forth above, has not been updated for the October 22, 2020 Notice; additional information is included in Note 17.

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received approximately $51,253,000 as part of this program. On October 8, 2020 as part of the Continuing Appropriations Act, 2021 and Other Extensions Act, the Centers for Medicare & Medicaid Services’ (“CMS”) amended the repayment terms for the accelerated and advance payments. These funds will begin to be applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment begins, repayment will occur through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding six months, repayment will occur through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. As of September 30, 2020, the accelerated payments are reflected within contract liabilities in the interim condensed consolidated balance sheets as the related performance obligations have not been completed.

The CARES Act also provided for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursement for the period of May 1, 2020 through December 31, 2020 and the deferral of the employer share of social security taxes (6.2%), effective for payments due after the March 2020 enactment date.  The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022.  As of September 30, 2020, we have deferred $14,854,000 of the Company’s share of the social security taxes.  This deferral is included in other noncurrent liabilities within our interim condensed consolidated balance sheets.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Net patient revenues:
Inpatient services	$214,211	$222,246	$659,585	$664,768
Homecare	13,172	12,844	37,564	41,697
Total net patient revenue	$227,383	$235,090	$697,149	$706,465

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

 Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
Source	2020	2019	2020	2019
Medicare	35%	32%	34%	33%
Managed Care	11%	12%	11%	12%
Medicaid	28%	28%	29%	27%
Private Pay and Other	26%	28%	26%	28%
Total	100%	100%	100%	100%

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

For homecare services, Medicare pays based on the acuity level of the patient and based on periods of care. A period of care is defined as a length of care up to 30 days with multiple continuous periods allowed. The services covered by the payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

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

Contract Liabilities

Included in the Company’s condensed consolidated balance sheets are contract liabilities, which represent payments the Company receives in advance of services provided. As of September 30, 2020, the Company has recorded $51,253,000 in contract liabilities related to receipts from the Medicare Accelerated and Advance Payment Program. These funds will begin to be applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment begins, repayment will occur through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding six months, repayment will occur through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. Recoupment of the accelerated payments is currently expected to begin in April 2021.

A summary of the contract liabilities are follows (in thousands):

Balance at December 31, 2019	$-
Payments received	51,253
Payments recognized	-
Balance at September 30, 2020	$51,253

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $15,642,000 and $15,108,000 as of September 30, 2020 and December 31, 2019, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Rental income	$5,646	$5,678	$16,972	$16,963
Management and accounting services fees	4,052	4,520	12,651	13,567
Insurance services	1,294	1,528	4,074	4,667
Other	119	251	766	841
Total other revenues	$11,111	$11,977	$34,463	$36,038

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Operating lease payments	$5,505	$5,482	$16,514	$16,450
Variable lease payments	141	196	458	513
Total rental income	$5,646	$5,678	$16,972	$16,963

 Management Fees from National

We manage five skilled nursing facilities owned by National. For the three and nine months ended September 30, 2020, we recognized management fees and interest on management fees of $920,000 and $3,399,000 from these centers, respectively. For the three months and nine months ended September 30, 2019, we recognized management fees and interest on management fees of $1,543,000 and $4,748,000 for these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2020 were $779,000 and $2,441,000, respectively. For the three and nine months ended September 30, 2019, the workers’ compensation premium revenues reflected in the interim condensed consolidated statements of operations were $866,000 and $2,656,000. Associated losses and expenses are reflected in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2020 were $515,000 and $1,633,000, respectively. For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2019 were $662,000 and $2,011,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 6 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Equity in earnings of unconsolidated investments	$3,019	$2,747	$8,448	$7,548
Dividends and net realized gains on sales of securities	2,084	2,049	5,997	5,911
Interest income	1,375	1,867	4,426	5,502
Gains on acquisitions of equity method investments	-	-	1,707	1,975
Total non-operating income	$6,478	$6,663	$20,578	$20,936

Caris HealthCare, L.P. ("Caris")

Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris, a business that specializes in hospice care services. The carrying value of our investment is $35,035,000 and $36,673,000 at September 30, 2020 and December 31, 2019, respectively. The carrying amounts are included in investments in unconsolidated companies in the consolidated balance sheets. Summarized financial information of Caris for the nine months ended September 30, 2020 and 2019 is provided below (in thousands):

	Nine Months Ended September 30
	2020	2019
Net revenue	$48,690	$45,554
Expenses	37,753	35,410
Net income	$10,937	$10,144

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues and grant income:
Net patient revenues	$214,211	$13,172	$-	$227,383
Other revenues	84	-	11,027	11,111
Government stimulus income	12,132	-	-	12,132
Net operating revenues and grant income	226,427	13,172	11,027	250,626

Costs and expenses:
Salaries, wages, and benefits	132,245	8,210	11,109	151,564
Other operating	65,066	3,311	2,510	70,887
Rent	8,377	448	1,495	10,320
Depreciation and amortization	9,629	106	813	10,548
Interest	325	-	(40)	285
Total costs and expenses	215,642	12,075	15,887	243,604

Income (loss) from operations	10,785	1,097	(4,860)	7,022
Non-operating income	-	-	6,478	6,478
Unrealized losses on marketable equity securities	-	-	(241)	(241)

Income before income taxes	$10,785	$1,097	$1,377	$13,259

	Three Months Ended September 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$222,246	$12,844	$-	$235,090
Other revenues	199	-	11,778	11,977
Net operating revenues	222,445	12,844	11,778	247,067

Costs and expenses:
Salaries, wages, and benefits	133,949	8,630	9,596	152,175
Other operating	60,800	4,267	1,663	66,730
Rent	8,234	450	1,483	10,167
Depreciation and amortization	9,666	61	936	10,663
Interest	312	-	452	764
Total costs and expenses	212,961	13,408	14,130	240,499

Income (loss) from operations	9,484	(564)	(2,352)	6,568
Non-operating income	-	-	6,663	6,663
Unrealized gains on marketable equity securities	-	-	9,312	9,312

Income (loss) before income taxes	$9,484	$(564)	$13,623	$22,543

	Nine Months Ended September 30, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues and grant income:
Net patient revenues	$659,585	$37,564	$-	$697,149
Other revenues	645	-	33,818	34,463
Government stimulus income	34,754	2,026	-	36,780
Net operating revenues and grant income	694,984	39,590	33,818	768,392

Costs and expenses:
Salaries, wages, and benefits	403,840	24,490	27,617	455,947
Other operating	194,170	11,471	7,775	213,416
Rent	25,134	1,351	4,487	30,972
Depreciation and amortization	28,826	266	2,439	31,531
Interest	1,073	-	77	1,150
Total costs and expenses	653,043	37,578	42,395	733,016

Income (loss) from operations	41,941	2,012	(8,577)	35,376
Non-operating income	-	-	20,578	20,578
Unrealized losses on marketable equity securities	-	-	(40,580)	(40,580)

Income (loss) before income taxes	$41,941	$2,012	$(28,579)	$15,374

	Nine Months Ended September 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$664,768	$41,697	$-	$706,465
Other revenues	672	-	35,366	36,038
Net operating revenues	665,440	41,697	35,366	742,503

Costs and expenses:
Salaries, wages, and benefits	390,770	25,136	25,535	441,441
Other operating	183,602	13,193	6,965	203,760
Rent	24,754	1,400	4,448	30,602
Depreciation and amortization	28,790	183	2,542	31,515
Interest	979	-	1,665	2,644
Total costs and expenses	628,895	39,912	41,155	709,962

Income (loss) from operations	36,545	1,785	(5,789)	32,541
Non-operating income	-	-	20,936	20,936
Unrealized gains on marketable equity securities	-	-	16,096	16,096

Income before income taxes	$36,545	$1,785	$31,243	$69,573

Note 8 – Long-Term Leases

Operating Leases

At September 30, 2020, we leased from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. Base rent expense under both NHI lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over a base year. Total facility rent expense to NHI was $9,655,000 and $28,965,000 for the three months and nine months ended September 30, 2020. Total facility rent expense to NHI was $9,515,000 and $28,545,000 for the three months and nine months ended September 30, 2019.

Finance Leases

At September 30, 2020, we leased and operated three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year.

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of September 30, 2020 (in thousands):

	Finance Leases	Operating Leases
2021	$5,200	$35,354
2022	5,200	35,074
2023	5,200	34,573
2024	2,167	34,390
2025	-	34,228
Thereafter	-	48,500
Total minimum lease payments	17,767	222,119
Less: amounts representing interest	(1,739)	(37,116)
Present value of future minimum lease payments	16,028	185,003
Less: current portion	(4,357)	(25,146)
Noncurrent lease liabilities	$11,671	$159,857

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Basic:
Weighted average common shares outstanding	15,310,754	15,275,709	15,304,235	15,267,250
Net income attributable to National HealthCare Corporation	$12,849	$19,461	$14,321	$54,441
Earnings per common share, basic	$0.84	$1.27	$0.94	$3.57

Diluted:
Weighted average common shares outstanding	15,310,754	15,275,709	15,304,235	15,267,250
Effects of dilutive instruments	60,557	97,908	64,540	83,058
Weighted average common shares outstanding	15,371,311	15,373,617	15,368,775	15,350,308

Net income attributable to National HealthCare Corporation	$12,849	$19,461	$14,321	$54,441
Earnings per common share, diluted	$0.84	$1.27	$0.93	$3.55

In the above table, options to purchase 698,080 shares of our common stock have been excluded for the nine months ended September 30, 2020 due to their anti-dilutive impact.

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

Marketable securities and restricted marketable securities consist of the following (in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$111,873	$30,176	$152,453
Restricted investments available for sale:
Corporate debt securities	63,446	67,478	63,414	65,653
Asset-based securities	46,851	47,682	54,451	55,185
U.S. Treasury securities	13,208	13,937	13,379	13,410
State and municipal securities	12,546	12,943	12,922	13,158
	$166,227	$253,913	$174,342	$299,859

Included in the marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2020			December 31, 2019
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$98,279	1,630,642	$24,734	$132,865

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$22,860	$22,795	$15,726	$15,767
1 to 5 years	82,046	85,640	88,314	90,408
6 to 10 years	31,145	33,605	40,126	41,231

	$136,051	$142,040	$144,166	$147,406

Gross unrealized gains related to marketable equity securities are $81,804,000 and $122,290,000 as of September 30, 2020 and December 31, 2019, respectively. Gross unrealized losses related to marketable equity securities are $107,000 and $13,000 as of September 30, 2020 and December 31, 2019, respectively. For the three months and nine months ended September 30, 2020, the Company recognized net unrealized losses of $241,000 and $40,580,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the three months and nine months ended September 30, 2019, the Company recognized net unrealized gains of $9,312,000 and $16,096,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $6,727,000 and $3,407,000 as of September 30, 2020 and December 31, 2019, respectively. Gross unrealized losses related to available for sale marketable debt securities are $738,000 and $167,000 as of September 30, 2020 and December 31, 2019, respectively. The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related.

The Company has not recognized any credit related impairments for the nine months ending September 30, 2020 and 2019.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable debt securities during the nine months ended September 30, 2020 and 2019 were $28,004,000 and $41,272,000, respectively. Investment gains of $135,000 and $117,000 were realized on these sales during the nine months ended September 30, 2020 and 2019, respectively. No sales were reported for marketable equity securities for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2020 and December 31, 2019 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2020	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$183,765	$183,765	$–	$–
Restricted cash and cash equivalents	12,353	12,353	–	–
Marketable equity securities	111,873	111,873	–	–
Corporate debt securities	67,478	46,513	20,965	–
Mortgage–backed securities	47,682	–	47,682	–
U.S. Treasury securities	13,937	13,937	–	–
State and municipal securities	12,943	2,004	10,939	–
Total financial assets	$450,031	$370,445	$79,586	$–

	Fair Value Measurements Using
December 31, 2019	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$50,334	$50,334	$–	$–
Restricted cash and cash equivalents	10,676	10,676	–	–
Marketable equity securities	152,453	152,453	–	–
Corporate debt securities	65,653	48,584	17,069	–
Asset - backed securities	55,185	–	55,185	–
U.S. Treasury securities	13,410	13,410	–	–
State and municipal securities	13,158	1,975	11,183	–
Total financial assets	$360,869	$277,432	$83,437	$–

 Note 12 – Long–Term Debt

Long–term debt consists of the following (dollars in thousands):

	Maturity	September 30, 2020	December 31, 2019

Credit facility, interest payable monthly	2020	$-	$10,000
Less current portion		-	(10,000)
Total long-term debt		$-	$-

On August 13, 2020, NHC terminated the credit facility. At September 30, 2020, the Company does not have a credit facility in place.

Note 13 - Stock Repurchase Program

In August 2020, the Board of Directors authorized a common stock purchase program. The program allows for repurchases of up to $25 million of its common stock. During the nine months ended September 30, 2020, the Company repurchased 797 shares of its common stock for a total cost of $53,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued. The plan expires on August 31, 2021.

Note 14 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $518,000 and $340,000 for the three months ended September 30, 2020 and 2019, respectively. Stock-based compensation totaled $1,807,000 and $1,448,000 for the nine months ended September 30, 2020 and 2019, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At September 30, 2020, the Company had $3,024,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2020 and for the year ended December 31, 2019.

	September 30, 2020	December 31, 2019
Risk–free interest rate	0.85%	2.30%
Expected volatility	20.2%	17.4%
Expected life, in years	2.2	2.3
Expected dividend yield	2.92%	2.73%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2020 and for the year ended December 31, 2019.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	1,163,381	$71.16	$–
Options granted	53,316	77.89	–
Options exercised	(346,168)	71.57	–
Options cancelled	(85,000)	72.94	–
Options outstanding at December 31, 2019	785,529	71.24	–
Options granted	102,124	75.74	–
Options exercised	(33,573)	62.46	–
Options cancelled	(3,000)	72.94
Options outstanding at September 30, 2020	851,080	$72.12	$66,000

Options exercisable at September 30, 2020	215,456	$68.35	$18,000

Options Outstanding September 30, 2020	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
153,000	$60.73	-	$64.64	62.67	2.53
698,080	$72.94	-	$86.48	74.19	1.55
851,080				72.12	1.48

 Note 15 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 3.0% and 5.2% for the three and nine months ended September 30, 2020, respectively.  The income tax provision as a percentage of income before income taxes was 14% and 22.0% for the three and nine months ended September 30, 2019, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses.  The tax benefit related to statute of limitation expirations was $2,234,000 for the three and nine months ended September 30, 2020.  The tax benefit related to statute of limitation expirations was $2,064,000 for the three and nine months ended September 30, 2019.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2017 (with certain state exceptions).

Note 16 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $105,953,000 and $96,011,000 at September 30, 2020 and December 31, 2019, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Divestiture of Skilled Nursing Facility

On August 21, 2020, the Company entered into a definitive agreement for the sale of the real estate and operations of a skilled nursing facility in Town and Country, Missouri.  This transaction is expected to be completed in the fourth quarter of 2020.

 Note 17 – Subsequent Event

Provider Relief Funds Guidance

On September 19, 2020, HHS issued a six-page Post-Payment Notice of Reporting Requirements ( "September 19, 2020 Notice") pertaining to the guidance and reporting process for recipients of Provider Relief Funds.  This September 19, 2020 Notice was used to estimate the government stimulus income recorded in the interim condensed consolidated statements of operations for the three and nine months ended  September 30, 2020.  On  October 22, 2020, HHS issued a subsequent Post-Payment Notice of Reporting Requirements ( "October 22, 2020 Notice") document that materially revises the definition of lost revenues compared to the September 19, 2020 Notice.  The definition of lost revenues has subsequently changed to refer to the negative year-over-year difference in 2019 and 2020 actual revenues from patient care related sources as opposed to the negative year-over-year change in net patient care operating income.  As stated in Note 3, the Company's estimate for recording government stimulus income for the three and nine months ended  September 30, 2020 has not been updated for the October 22, 2020 Notice.  The Company's evaluation of the October 22, 2020 Notice is ongoing and its impact on our financial statements is not yet known.  U.S. GAAP does not permit amounts recognized as of September 30, 2020 to be updated on the basis of new information in the October 22, 2020 Notice.

As evidenced by the October 22, 2020 Notice, HHS' interpretation of the underlying terms and conditions of these Provider Relief Fund payments, including auditing and reporting requirements, continues to change and evolve.  Additional guidance or new and amended interpretations of existing guidance on the terms and conditions may result in changes in the Company's estimates, and such changes may be material.  Additionally, any such changes may result in the Company's inability to recognize additional Provider Relief Fund payments or may result in derecognition of amounts previously recognized, which may be material.

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

As a provider of healthcare services, we are significantly exposed to the public health and economic effects of the COVID-19 pandemic.  NHC’s primary objective has remained the same throughout the COVID-19 pandemic: that is to protect the health and safety of our patients, residents, and partners (employees). We continue to follow all guidance from Centers for Medicare and Medicaid Services (“CMS”), the Centers for Disease Control and Prevention (“CDC”), and state and local health departments to prevent the spread of the disease within our operations. The financial results for the second and third quarters of 2020 have been significantly impacted by COVID-19 with census in our skilled nursing facilities dropping to 81.3% during the third quarter of 2020, while we also incurred significantly increased operating expenses. Since the first week of March, our census has declined due to the lack of new admissions from our acute care providers and referral partners. Our operating expenses have also increased with incentive compensation being paid to our frontline partners, as well as increased costs of personal protective equipment (“PPE”), sanitizers and cleaning supplies, COVID-19 testing of our patients and partners, and food and dietary products. Besides the incentive compensation being paid to our tireless partners on the frontlines, we continue to take every possible action to support our partners with free meals on their shifts, a one-month health insurance premium holiday in April, as well as extended paid sick leave days. Despite COVID-19 disrupting operations, our capital and financial resources, including our overall liquidity, remain strong. Our liquidity and low debt levels provide us with significant flexibility to maintain the strength of our balance sheet in periods of uncertainty or stress.

At this time, we are not able to quantify the impact that the COVID-19 pandemic will have on our future financial results, but we expect the developments related to COVID-19 to adversely affect our financial performance in 2020 and 2021.  The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic, the volume of acute and post-acute healthcare patients cared for across the broader health care systems, the timing and availability of effective medical treatments and vaccines, and the impact of government actions and administrative regulations on our industry and broader economy, including future government stimulus efforts.  We have received and may continue to receive payments and advances from the various federal and state initiatives. These legislative initiatives have been beneficial to partially mitigate the impact of the COVID-19 pandemic on our results of operations and financial position to date.  The federal and state governments may consider additional stimulus and relief efforts, but we are unable to predict whether any of the additional stimulus measures will be enacted or their impact.

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

During the second and third quarters of 2020, we received four disbursements from the Provider Relief Fund which totaled $58,184,000. These funds come with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. Of the $58,184,000 of funds received, the Company recorded $12,132,000 and $36,780,000 of government stimulus income for the three and nine months ended September 30, 2020, respectively.  As of September 30, 2020, amounts not recognized as income are $21,404,000 and are reflected in the current liability section of our interim condensed consolidated balance sheet (provider relief funds). We anticipate incurring additional COVID-19 related expenses or lost revenues in the future; therefore, at this time, we believe that we will fully utilize the remaining $21,404,000 of provider relief funds before the reporting requirement deadlines outlined by the U.S. Department of Health and Human Services (“HHS”).

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received approximately $51,253,000 as part of this program. On October 8, 2020 as part of the Continuing Appropriations Act, 2021 and Other Extensions Act, CMS amended the repayment terms for the accelerated and advance payments. These funds will begin to be applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment begins, repayment will occur through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding six months, repayment will occur through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. As of September 30, 2020, the accelerated payments are reflected within contract liabilities in the interim condensed consolidated balance sheets as the related performance obligations have not been completed.

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

The CARES Act also temporarily permits employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would be due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. Currently, we expect the deferral of these payroll taxes to improve our liquidity and cash available for operations during 2020 by approximately $21 million to $24 million, or $7 million to $8 million per quarter (2nd, 3rd, and 4th quarter impact). As of September 30, 2020, we have deferred $14,854,000 of the Company’s share of the social security taxes.  This deferral is included in other noncurrent liabilities within our interim condensed consolidated balance sheets.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. At this time, we expect our net patient revenues to increase by approximately $14,000,000 in 2020 due to these supplemental Medicaid payments.  For the three months and nine months ended September 30, 2020, we have recorded $4,845,000 and $10,378,000, respectively, in net patient revenues in our interim condensed consolidated statements of operations for these supplemental Medicaid payments.

Provider Relief Funds Guidance

On September 19, 2020, HHS issued a six-page Post-Payment Notice of Reporting Requirements ("September 19, 2020 Notice") pertaining to the guidance and reporting process for recipients of Provider Relief Funds.  This September 19, 2020 Notice was used to estimate the government stimulus income recorded in the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2020.  On October 22, 2020, HHS issued a subsequent Post-Payment Notice of Reporting Requirements ("October 22, 2020 Notice") document that materially revises the definition of lost revenues compared to the September 19, 2020 Notice.  The definition of lost revenues has subsequently changed to refer to the negative year-over-year difference in 2019 and 2020 actual revenues from patient care related sources as opposed to the negative year-over-year change in net patient care operating income.  As stated in Note 3, the Company's estimate for recording government stimulus income for the three and nine months ended September 30, 2020 has not been updated for the October 22, 2020 Notice.  The Company's evaluation of the October 22, 2020 Notice is ongoing and its impact on our financial statements is not yet known.  U.S. GAAP does not permit amounts recognized as of September 30, 2020 to be updated on the basis of new information in the October 22, 2020 Notice.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the nine months ending September 30, 2020 was 85.7% compared to 90.3% for the same period a year ago. Although our census was strong for most of the first quarter of 2020, during the second half of March, our census began to decline due to COVID-19 and the lack of new admissions from our acute care providers and referral partners.  For the three months ended September 30, 2020, overall census in our owned and leased skilled nursing facilities was 81.3% compared to 90.1% in the third quarter of 2019.

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

 The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of September 30, 2020:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	76
Number of 4 and 5-star rated skilled nursing facilities	55
Percentage of 4 and 5-star rated skilled nursing facilities	72%	47%
Average rating for all skilled nursing facilities, end of period	4.00	3.22

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

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $105,953,000 at September 30, 2020 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

On July 31, 2020, CMS released its final rule outlining fiscal year 2021 Medicare payment rates and policy changes for skilled nursing facilities, which began October 1, 2020. The fiscal year 2021 final rule provided for an approximate 2.2% increase, or $750 million, compared to fiscal year 2020 levels. The final rule continues to reflect the commitment to shifting Medicare payments from volume to value, with the continued implementation of PDPM and value-based purchasing to improve interoperability, operational quality, and safety.

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

For the first nine months of 2020, our average Medicare per diem rate for skilled nursing facilities increased 11.1% as compared to the same period in 2019.

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

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. At this time, we expect our net patient revenues to increase by approximately $14,000,000 in 2020 due to these supplemental Medicaid payments.  For the three months and nine months ended September 30, 2020, we have recorded $4,845,000 and $10,378,000, respectively, in net patient revenues in our interim condensed consolidated statements of operations for these supplemental Medicaid payments.

For the first nine months of 2020, our average Medicaid per diem increased 5.8% compared to the same period in 2019.

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

Medicare – Homecare Programs

In November 2019, CMS released a final rule that sets forth the implementation of the PDGM and a 30-day unit of payment as mandated by the Bipartisan Budget Act of 2018 (“BBA”). CMS projected payments to home health agencies in fiscal year 2020 would increase in aggregate by 1.3%, or $250 million. The increase reflects the 1.5% home health payment update percentage as mandated by the BBA and a 0.2% decrease in aggregate payments due to reductions made by the new rural add-on policy, also mandated by the BBA.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues and grant income:
Net patient revenues	$214,211	$13,172	$-	$227,383
Other revenues	84	-	11,027	11,111
Government stimulus income	12,132	-	-	12,132
Net operating revenues and grant income	226,427	13,172	11,027	250,626

Costs and expenses:
Salaries, wages, and benefits	132,245	8,210	11,109	151,564
Other operating	65,066	3,311	2,510	70,887
Rent	8,377	448	1,495	10,320
Depreciation and amortization	9,629	106	813	10,548
Interest	325	-	(40)	285
Total costs and expenses	215,642	12,075	15,887	243,604

Income (loss) from operations	10,785	1,097	(4,860)	7,022
Non-operating income	-	-	6,478	6,478
Unrealized losses on marketable equity securities	-	-	(241)	(241)

Income before income taxes	$10,785	$1,097	$1,377	$13,259

	Three Months Ended September 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$222,246	$12,844	$-	$235,090
Other revenues	199	-	11,778	11,977
Net operating revenues	222,445	12,844	11,778	247,067

Costs and expenses:
Salaries, wages, and benefits	133,949	8,630	9,596	152,175
Other operating	60,800	4,267	1,663	66,730
Rent	8,234	450	1,483	10,167
Depreciation and amortization	9,666	61	936	10,663
Interest	312	-	452	764
Total costs and expenses	212,961	13,408	14,130	240,499

Income (loss) from operations	9,484	(564)	(2,352)	6,568
Non-operating income	-	-	6,663	6,663
Unrealized gains on marketable equity securities	-	-	9,312	9,312

Income (loss) before income taxes	$9,484	$(564)	$13,623	$22,543

	Nine Months Ended September 30, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues and grant income:
Net patient revenues	$659,585	$37,564	$-	$697,149
Other revenues	645	-	33,818	34,463
Government stimulus income	34,754	2,026	-	36,780
Net operating revenues and grant income	694,984	39,590	33,818	768,392

Costs and expenses:
Salaries, wages, and benefits	403,840	24,490	27,617	455,947
Other operating	194,170	11,471	7,775	213,416
Rent	25,134	1,351	4,487	30,972
Depreciation and amortization	28,826	266	2,439	31,531
Interest	1,073	-	77	1,150
Total costs and expenses	653,043	37,578	42,395	733,016

Income (loss) from operations	41,941	2,012	(8,577)	35,376
Non-operating income	-	-	20,578	20,578
Unrealized losses on marketable equity securities	-	-	(40,580)	(40,580)

Income (loss) before income taxes	$41,941	$2,012	$(28,579)	$15,374

	Nine Months Ended September 30, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$664,768	$41,697	$-	$706,465
Other revenues	672	-	35,366	36,038
Net operating revenues	665,440	41,697	35,366	742,503

Costs and expenses:
Salaries, wages, and benefits	390,770	25,136	25,535	441,441
Other operating	183,602	13,193	6,965	203,760
Rent	24,754	1,400	4,448	30,602
Depreciation and amortization	28,790	183	2,542	31,515
Interest	979	-	1,665	2,644
Total costs and expenses	628,895	39,912	41,155	709,962

Income (loss) from operations	36,545	1,785	(5,789)	32,541
Non-operating income	-	-	20,936	20,936
Unrealized gains on marketable equity securities	-	-	16,096	16,096

Income before income taxes	$36,545	$1,785	$31,243	$69,573

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

The operating results for the newly constructed healthcare facilities not at full capacity for the nine months ended September 30, 2020 include facilities that began operations from 2018 to 2020, which is one memory care facility. For the nine months ended September 30, 2019, included are facilities that began operations from 2017 to 2019, which is one skilled nursing facility, two assisted living facilities, and one memory care facility.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Net income attributable to National Healthcare Corporation	$12,849	$19,461	$14,321	$54,441
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	241	(9,312)	40,580	(16,096)
Gain on acquisitions of equity method investments	-	-	(1,707)	(1,975)
Operating results for newly opened facilities not at full capacity	87	152	401	884
Share-based compensation expense	518	340	1,807	1,448
Provision (benefit) of income taxes on non-GAAP adjustments	(220)	2,293	(10,681)	4,092
Non-GAAP Net income	$13,475	$12,934	$44,721	$42,794

GAAP diluted earnings per share	$0.84	$1.27	$0.93	$3.55
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	0.01	(0.45)	1.95	(0.78)
Gain on acquisitions of equity method investments	-	-	(0.08)	(0.09)
Operating results for newly opened facilities not at full capacity	0.01	-	0.02	0.04
Share-based compensation expense	0.02	0.02	0.09	0.07
Non-GAAP diluted earnings per share	$0.88	$0.84	$2.91	$2.79

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three months and nine months ended September 30, 2020 and 2019.

Percentage of Net Operating Revenues and Grant Income

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net operating revenues and grant income:	100.0%	100.0%	100%	100%
Costs and expenses:
Salaries, wages, and benefits	60.5	61.6	59.3	59.5
Other operating	28.3	27.0	27.8	27.4
Facility rent	4.1	4.1	4.1	4.1
Depreciation and amortization	4.2	4.3	4.1	4.2
Interest	0.1	0.3	0.1	0.4
Total costs and expenses	97.2	97.3	95.4	95.6
Income from operations	2.8	2.7	4.6	4.4
Non–operating income	2.6	2.7	2.7	2.8
Unrealized gains/(losses) on marketable equity securities	(0.1)	3.8	(5.3)	2.2
Income before income taxes	5.3	9.2	2.0	9.4
Income tax provision	(0.2)	(1.3)	(0.1)	(2.1)
Net income	5.1	7.9	1.9	7.3
Net (income)/loss attributable to noncontrolling interest	0.0	0.0	0.0	0.0
Net income attributable to stockholders of NHC	5.1	7.9	1.9	7.3

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Results for the quarter ended September 30, 2020 compared to the third quarter of 2019 include a 1.4% increase in net operating revenues and grant income and a 6.9% increase in income from operations. Excluding the grant income recorded during the third quarter of 2020, net operating revenues decreased 3.5% compared to the third quarter of 2019.  Excluding the unrealized gains in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the three months ended September 30, 2020 was $13,475,000 compared to $12,934,000 for the third quarter of 2019, which is an increase of 4.2%.

Net operating revenues and grant income

Net patient revenues decreased $7,707,000, or 3.3%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 81.3%, compared to an average of 90.1% for the same quarter a year ago. The decline in census is due to COVID-19 and the lack of new admissions from our acute care providers and referral partners. Our Medicare per diem rates increased 11.4% and managed care per diem rates increased 4.3% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 8.4% and 5.1%, respectively, compared to the same quarter a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 7.3% compared to the same quarter a year ago.

Our Medicare per diem rates have benefited from the new case-mix reimbursement model of PDPM, which was implemented on October 1, 2019. The CARES Act also temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. Our Medicaid per diem rates have benefited from many of the states paying a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. For the three months ended September 30, 2020, we have recorded $4,845,000 due to these supplemental Medicaid payments.

In February 2020, the Company acquired the remaining 75% ownership interest in a 166-bed skilled nursing facility in Knoxville, Tennessee. For the three months ended September 30, 2020, this skilled nursing facility increased net patient revenues approximately $3,503,000 compared to the third quarter of 2019.

Other revenues decreased $866,000, or 7.2%, compared to the same quarter last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the three months ended September 30, 2020, we recorded $12,132,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the three months ended September 30, 2020 compared to the same period of 2019 increased $3,105,000, or 1.3%, to $243,604,000 from $240,499,000.

Salaries, wages, and benefits decreased $611,000, or 0.4%, to $151,564,000 from $152,175,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 60.5% compared to 61.6% for the three months ended September 30, 2020 and 2019, respectively. The primary reason for salaries and wages decreasing was the implementation of expense controlling measures among our all of operations to mitigate the decrease in our occupancy among our skilled nursing and assisted living facilities, which also includes temporary pay reductions for our corporate office personnel. The expense controlling measures were offset by the incentive compensation, or "combat pay", paid to our frontline partners in fighting the COVID-19 pandemic. We incurred approximately $2,506,000 in incentive compensation related to COVID-19 for the three months ended September 30, 2020. For the three months ended September 30, 2020, we also incurred approximately $1,863,000 in salaries and wages from the skilled nursing facility that we acquired in February 2020, compared to the third quarter of 2019.

Other operating expenses increased $4,157,000, or 6.2%, to $70,887,000 for the 2020 period compared to $66,730,000 for the 2019 period. Other operating expenses as a percentage of net operating revenues and grant income was 28.3% and 27.0% for the three months ended September 30, 2020 and 2019, respectively. During the third quarter of 2020, we incurred approximately $8,419,000 in COVID-19 related expenses in purchasing personal protective equipment, nursing supplies, and lab and testing supplies.  The expense controlling efforts have helped mitigate the increase in other operating expenses due to COVID-19.  Excluding the COVID-19 related expenses, other operating expenses have decreased $4,262,000, or 6.4%, for the three months ended September 30, 2020 compared to the third quarter of 2019.

The decrease in interest expense is due from our long-term debt being paid off in the second quarter of 2020. At September 30, 2020, we have no long-term debt outstanding.

Other income

Non–operating income decreased by $185,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the three months ended September 30, 2020 is $391,000 (an effective income tax rate of 2.9%). Excluding certain items, we expect our corporate (federal and state) income tax rate for 2020 to be approximately 26.0%.  For the three months ended September 30, 2020, our income tax provision benefitted primarily from the statute of limitation expirations of our income tax contingency reserves of $2,234,000.

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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Results for the nine months ended September 30, 2020 compared to the first nine months of 2019 include a 3.5% increase in net operating revenues and grant income and an 8.7% increase in income from operations. Excluding the grant income recorded for the nine months ended September 30,2020, net operating revenues would have decreased 1.5% compared to the same nine-month period in 2019. Excluding the unrealized gains in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the nine months ended September 30, 2020 was $44,721,000 compared to $42,794,000 for the same period of 2019, which is an increase of 4.5%.

Net operating revenues and grant income

Net patient revenues decreased $9,316,000, or 1.3%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the first nine months of 2020 averaged 85.7% compared to an average of 90.3% for the same period a year ago. The decline in census is due to COVID-19 and the lack of new admissions from our acute care providers and referral partners. Our Medicare per diem rates increased 11.1% and managed care per diem rates increased 3.0% compared to the same period a year ago. Medicaid and private pay per diem rates increased 5.8% and 2.7%, respectively, compared to the same period a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 4.2% compared to the same period a year ago.

Our Medicare per diem rates have benefited from the new case-mix reimbursement model of PDPM, which was implemented on October 1, 2019. The CARES Act also temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. Since March 2020, our Medicaid per diem rates benefited from many of the states paying a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. For the nine months ended September 30, 2020, we have recorded $10,378,000 due to these supplemental Medicaid payments.

In February 2020, the Company acquired the remaining 75% ownership interest in a 166-bed skilled nursing facility in Knoxville, Tennessee. For the nine months ended September 30, 2020, this skilled nursing facility increased net patient revenues approximately $7,896,000 compared to the same period in the prior year.

Our homecare operations had a decline in net patient revenues of approximately $4,134,000 in the first nine months of 2020 compared to the same period of 2019. Our homecare net patient revenue decline was primarily due to volume declines in the first and second quarter due to COVID-19.

Other revenues decreased $1,575,000, or 4.4%, compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the nine months ended September 30, 2020, we recorded $36,780,000 in government stimulus income related to funds received from the Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the nine months ended September 30, 2020 compared to the same period of 2019 increased $23,054,000 or 3.2%, to $733,016,000 from $709,962,000.

Salaries, wages, and benefits increased $14,506,000, or 3.3%, to $455,947,000 from $441,441,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 59.3% compared to 59.5% for the nine months ended September 30, 2020 and 2019, respectively. The primary reason for salaries and wages increasing is due to the incentive compensation, or "combat pay", paid to our frontline partners in fighting the COVID-19 pandemic. We incurred approximately $9,220,000 in incentive compensation related to COVID-19 for the nine months ended September 30, 2020.  For the nine months ended September 30, 2020, we also incurred approximately $4,259,000 in salaries and wages from the skilled nursing facility that we acquired in February 2020, compared to the same period of 2019. Due to COVID-19, we have implemented expense controlling measures within all of our operations that have mitigated the increase in salaries and wages, including temporary pay reductions for our corporate office personnel.

Other operating expenses increased $9,656,000, or 4.7%, to $213,416,000 for the 2020 period compared to $203,760,000 for the 2019 period. Other operating expenses as a percentage of net operating revenue was 27.8% and 27.4% for the nine months ended September 30, 2020 and 2019. During the first nine months of 2020, we incurred $15,048,000 in COVID-19 related expenses in purchasing personal protective equipment, nursing supplies, and lab and testing supplies. The expense controlling efforts have helped mitigate the increase in other operating expenses due to COVID-19.  Excluding the COVID-19 related expenses, other operating expenses have decreased $5,392,000, or 2.6%, for the nine months ended September 30, 2020 compared to the same period in 2019.

The decrease in interest expense is due from our long-term debt being paid off in the second quarter of 2020. At September 30, 2020, we have no outstanding long-term debt.

Other income

Non–operating income decreased by $358,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the nine months ended September 30, 2020 is $800,000 (an effective income tax rate of 5.2%). Excluding certain items, we expect our corporate (federal and state) income tax rate for 2020 to be approximately 26.0%.  For the nine months ended September 30, 2020, our income tax provision benefitted primarily from the statute of limitation expirations of our income tax contingency reserves of $2,234,000.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended September 30		Nine Month Change
	2020	2019		%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$61,010	$54,920	$6,090	11.1

Cash provided by operating activities	183,900	74,884	109,016	145.6

Cash used in investing activities	(15,273)	(9,823)	(5,450)	(55.5)

Cash used in financing activities	(33,519)	(51,899)	18,380	35.4

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$196,118	$68,082	$128,036	188.1

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $183,900,000 as compared to $74,884,000 in the same period last year. Cash provided by operating activities consisted of net income of $14,574,000 and adjustments for non–cash items of $53,358,000. There was cash provided by working capital in the amount of $106,053,000 for the nine months ended September 30, 2020 compared to cash provided by working capital needs in the amount of $3,297,000 for the same period a year ago. We also received cash distributions from our unconsolidated investments of $10,050,000 during the nine months ended September 30, 2020, compared to $3,884,000 for the same period a year ago.

Included in cash provided by working capital is $51,253,000 from the Medicare Accelerated Payment Program, $21,404,000 provided from the Provider Relief Fund that has not been recognized as income, and $14,854,000 from the deferral of the Company’s employer social security taxes.  All three of these working capital cash flow items were initiated by the CARES Act legislation.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains/losses on our marketable equity securities, deferred taxes, stock compensation, and a gain on the acquisition of a 166-bed skilled nursing facility in Knoxville, Tennessee in which we previously held a noncontrolling ownership interest.

Investing Activities

Net cash used in investing activities totaled $15,273,000 for the nine months ended September 30, 2020 compared to $9,823,000 for the nine months ended September 30, 2019. Cash used for property and equipment additions was $17,717,000 and $19,670,000 for the nine months ended September 30, 2020 and 2019, respectively. The acquisition of the 166-bed skilled nursing facility in Knoxville, Tennessee resulted in cash used of $6,648,000 for the nine months ended September 30, 2020. The Company collected notes receivable of $1,572,000 and $1,010,000 for the nine months ended September 30, 2020 and 2019, respectively. Sales of restricted marketable debt securities, net of purchases, resulted in positive cash flow of $8,250,000 and $30,085,000 for the nine months ended September 30, 2020 and 2019, respectively.

Financing Activities

Net cash used in financing activities totaled $33,519,000 and $51,899,000 for the nine months ending September 30, 2020 and 2019, respectively. Cash used for repayments on the Company’s credit facility has been a net of $10,000,000 for the nine months ended September 30, 2020. We made principal payments under our finance lease obligations in the amount of $3,101,000 and $2,920,000 for the nine months ended September 30, 2020 and 2019, respectively. Cash used for dividend payments to common stockholders totaled $23,935,000 in the current year period compared to $23,240,000 for the same period a year ago.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $183,765,000 and our marketable equity securities of $111,873,000 are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $183,765,000 and our marketable equity securities of $111,873,000. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities.

Our ability to meet our long–term contractual obligations, and to finance our operating requirements and growth plans will depend upon our future performance. Our future performance will be affected by business, economic, financial and other factors, including potential changes in state and federal government payment rates for healthcare, customer demand, success of our marketing efforts, pressures from competitors, and the state of the economy, including the state of financial and credit markets, as well as many unforeseen factors.

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

Divestiture of Skilled Nursing Facility

On August 21, 2020, the Company entered into a definitive agreement for the sale of the real estate and operations of a skilled nursing facility in Town and Country, Missouri.  This transaction is expected to be completed in the fourth quarter of 2020.

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

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Currently, our exposure to market risk relates primarily to our fixed–income and equity portfolios. These investment portfolios are exposed primarily to, but not limited to, interest rate risk, credit risk, equity price risk, and concentration risk. We also have exposure to market risk that includes our cash and cash equivalents, notes receivable, and long–term debt. The Company's senior management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At September 30, 2020, we have available for sale marketable debt securities in the amount of $142,040,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At September 30, 2020, the fair value of our marketable equity securities is approximately $111,873,000. Of the $111.9 million equity securities portfolio, our investment in NHI comprises approximately $98.3 million, or 87.8%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $11.2 million. At September 30, 2020, our equity securities had unrealized gains of $81,697,000 million. Of the $81.7 million of unrealized gains, $73.5 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 5, 2020	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: November 5, 2020	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)