Form 10-K
period 2020-12-31
NATIONAL HEALTHCARE CORP
filed 2021-02-19
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Telephone Number: 615–890–2020

____________________________

Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Shares of Common Stock	NHC	NYSE-American

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

Large accelerated filer ☒        Accelerated filer ☐        Non–accelerated filer ☐        Smaller reporting company ☐        Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non–affiliates on June 30, 2020 (based on the closing price of such shares on the NYSE American) was approximately $604.8 million. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 10, 2021 was 15,370,042.

Documents Incorporated by Reference

The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10–K:

The Registrant’s definitive proxy statement for its 2021 shareholder’s meeting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual filing that are not historical facts are forward-looking statements.  NHC cautions investors that any forward-looking statements made involve risks and uncertainties and are not guarantees of future performance.  The risks and uncertainties include, among others, the following:  liabilities and other claims asserted against us and patient care liabilities, as well as the resolution of current litigation; availability of insurance and assets for indemnification; national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials; the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations; changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries; the uncertainty of the extent, duration and effects of the novel coronavirus (“COVID-19”) pandemic and the response of governments, and other factors referenced in this annual filing.

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

PART I

ITEM 1.	BUSINESS

National HealthCare Corporation, which we also refer to as NHC or the Company, began business in 1971. Our principal business is the operation of skilled nursing facilities, assisted living facilities, independent living facilities, homecare programs and a behavioral health hospital. Our business activities include providing sub–acute and post–acute skilled nursing care, intermediate nursing care, rehabilitative care, memory and Alzheimer’s care, senior living services, and home health care services. We have a non–controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide management services, accounting and financial services, as well as insurance services to third party operators of health care facilities. We also own the real estate of 13 healthcare properties and lease these properties to third party operators. We operate in 10 states, and our owned and leased properties are located in the Southeastern, Northeastern, and Midwestern parts of the United States.

Description of the Business

The following table summarizes our operations by ownership status as of December 31, 2020:

	Owned	Leased	Managed	Total
Skilled Nursing Facilities
Number of facilities	27	39	9	75
Percentage of total	36.0%	52.0%	12.0%	100.0%
Licensed beds	3,460	4,968	1,035	9,463
Percentage of total	36.6%	52.5%	10.9%	100.0%

Assisted Living Facilities
Number of facilities	13	8	3	24
Percentage of total	54.2%	33.3%	12.5%	100.0%
Units	964	203	43	1,210
Percentage of total	79.7%	16.8%	3.5%	100.0%

Independent Living Facilities
Number of facilities	1	3	1	5
Percentage of total	20.0%	60.0%	20.0%	100.0%
Retirement apartments	93	245	137	475
Percentage of total	19.6%	51.6%	28.8%	100.0%

Homecare locations	35	–	–	35

We also operate a 16-bed behavioral health hospital. This hospital specializes in geriatric behavioral health.

We have a 75.1% non–controlling ownership interest in Caris Healthcare, LP (“Caris”), a business that specializes in hospice care services in NHC owned health care centers and in other settings. Caris provides hospice care to over 1,000 patients per day in 28 locations in Georgia, Missouri, South Carolina, Tennessee, and Virginia

Net Patient Revenues. The services we provide include a comprehensive range of health care services. In fiscal 2020, 95.0% of our net operating revenues were derived from such health care services. Highlights of health care services activities during 2020 were as follows:

●

Skilled Nursing Facilities. The most significant portion of our business and the base for our other health care services is the operation of our skilled nursing facilities (“SNF’s”). In our facilities, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day. In addition, our facilities provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services. Revenues from the 66 facilities we own or lease are reported as net patient revenues in our financial statements. Management fee income is recorded as other revenues from the nine facilities that we manage. We generally charge 6% of facility net operating revenues for our management services.

The following table shows the occupancy rates for our owned and leased skilled nursing facilities:

	Year Ended December 31,
	2020	2019	2018
Overall census	83.6%	90.3%	89.8%

●

Rehabilitative Services. We provide therapy services through Professional Health Services, a subsidiary of NHC. Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries or disabilities. We maintained a rehabilitation staff of over 1,400 highly trained, professional therapists in 2020. Most of our rehabilitative services are for patients in our owned and managed skilled nursing facilities. However, we also provide services to 68 additional health care providers. Our rates for these services are competitive with other market rates.

●

Medical Specialty Units. All our skilled nursing facilities participate in the Medicare program, and we have expanded our range of offerings by the creation of center–specific medical specialty units such as our memory care units and sub-acute nursing units. Our trained staff provides care for Alzheimer’s patients in early, middle and advanced stages of the disease. We provide specialized care and programs for persons with Alzheimer’s or related disorders in dedicated units within many of our skilled nursing facilities. Our specialized rehabilitation programs are designed to shorten or eliminate hospital stays and help to reduce the cost of quality health care. We develop individualized patient care plans to target appropriate medical and functional planning objectives with a primary goal where feasible for a return to home or a similar environment.

●

Assisted Living Facilities. Our assisted living facilities provide personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities. In 2020, the rate of occupancy was 73.9% compared to 81.4% in 2019. Certificates of Need (“CONs”) are not required to build these projects in most states and we believe overbuilding has occurred in some of our markets.

●

Independent Living Facilities. Our independent living facilities offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from governmental programs. Independent living facilities may be licensed and regulated in some states, but do not require the issuance of a CON such as is required for skilled nursing facilities. We have, in several cases, developed independent living facilities adjacent to our nursing facilities. These units are rented by the month; thus, these facilities offer an expansion of our continuum of care. We believe these independent living units offer a positive marketing aspect to all our senior care offerings and services.

We have one independent living facility which is a "continuing care community", where the resident pays a substantial entrance fee and a monthly maintenance fee. The resident then receives a full range of services, including skilled nursing and home health, without additional charge.

●

Homecare Programs. Our home health care programs (“homecares”) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities. Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies. Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment. Under the Medicare reimbursement payment system, we receive a prospectively determined amount per patient per 30-day period of care. Under our managed care contracts, we may receive a period of care payment or be paid by a per-visit payment model. In 2020, we served an average census of 2,972 patients and provided 352,648 visits.

●

Pharmacy Operations. At December 31, 2020, we operated four regional pharmacy locations (two locations in Tennessee and one location each in South Carolina and Missouri). These pharmacies primarily service our patients that are in an inpatient setting using a central location to deliver pharmaceutical supplies. Our regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.

●

Institutional Special Needs Plan (“I-SNP”). Our I-SNP, which is called NHC Advantage, is a managed care insurance company that restricts enrollment to Medicare Advantage eligible individuals who, for 90 days or longer, have had or are expected to need the level of services provided in a skilled nursing facility. We believe the I-SNP benefits our patients by providing nurse practitioners and care-coordination teams that continue to enhance the patient-centered experience and our quality of patient care. The I-SNP receives a per member, per month premium from Medicare which covers the members same health care benefits as original Medicare, as well as additional benefits including preventive screenings and routine vision coverage. At December 31, 2020, the I-SNP operated in the states of Tennessee and Missouri with over 900 members enrolled in the plan.

Other Revenues. We generate revenues from management, accounting and financial services to third party operators of healthcare facilities, from insurance services to our managed healthcare facilities, and from rental income. In fiscal 2020, 5.0% of our net operating revenues were derived from such sources. The significant sources of our other revenues are described as follows:

●

Management, Accounting and Financial Services. We provide management services to skilled nursing facilities, assisted living facilities and independent living facilities operated by third party operators. We typically charge 6% of the managed centers’ net operating revenues as a fee for these services. Additionally, we provide accounting and financial services to other healthcare operators. As of December 31, 2020, we perform management services for thirteen healthcare facilities and accounting and financial services for 20 healthcare facilities.

●

Insurance Services. NHC owns a Tennessee domiciled insurance company that provides workers’ compensation coverage to substantially all of NHC's owned and managed healthcare facilities. A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC’s owned and managed healthcare facilities.

●	Rental Income. The healthcare properties currently owned and leased to third party operators include nine skilled nursing facilities and four assisted living communities.

Government Stimulus Income.  We received government stimulus funds during 2020 as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").  The CARES Act provided $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofits, states and municipalities.  The CARES Act appropriated $175 billion to the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund.  During 2020, we received disbursements from the Provider Relief Fund that totaled $63,573,000. Of the $63,573,000 of funds received, the Company recorded $47,505,000 of government stimulus income for the year ended December 31, 2020.  As of December 31, 2020, amounts not recognized as income are $16,068,000 and are reflected in the current liability section of our consolidated balance sheet (provider relief funds).

Non–Operating Income. We generate non–operating income from equity in earnings of unconsolidated investments, dividends and realized gains and losses on marketable securities, interest income, and other miscellaneous non–operating income. The significant source of non–operating income is described as follows:

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2020:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	61
Percentage of 4 and 5-star rated skilled nursing facilities	81%	49%
Average rating for all skilled nursing facilities, end of period	4.19	3.28

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets. The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Skilled Nursing	Bed Addition	30 beds	Springfield, MO	April 2018
Behavioral Health Hospital	Acquisition	14 beds	Osage Beach, MO	August 2018
Memory Care	New Facility	60 beds	Farragut, TN	January 2019
Memory Care	Acquisition	60 beds	St. Peters, MO	June 2019
Skilled Nursing	Acquisition	166 beds	Knoxville, TN	February, 2020
Assisted Living	Bed Addition	20 beds	Gallatin, TN	September 2020
Skilled Nursing	Bed Addition	30 beds	Kingsport, TN	December 2020
Behavioral Health Hospital	New Facility	16 beds	St Louis, MO	Under Construction
Behavioral Health Hospital	New Facility	64 beds	Knoxville, TN	Under Construction

 Business Segments

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and the one behavioral health hospital, and (2) homecare services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. See Note 6 in the notes to the consolidated financial statements for further disclosure of the Company’s operating segments.

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

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2020	2019	2018
Medicare	33%	34%	35%
Managed Care	11%	12%	12%
Medicaid	31%	27%	26%
Private Pay and Other	25%	27%	27%
Total	100%	100%	100%

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

We contract with over 60 managed care organizations ("MCO's") and insurance carriers for the provision of healthcare services by our owned and managed healthcare facilities.

Government Regulation

General

Health care is an area of extensive regulatory oversight and frequent regulatory change. The federal government and the states in which we operate regulate various aspects of our business. These regulatory bodies, among other things, require us annually to license our skilled nursing facilities and other health care businesses. To operate nursing facilities and provide health care services we must comply with federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate–setting, building codes and environmental protection.  Changes in the laws or new interpretations of existing laws as applied to the skilled nursing facilities, assisted living facilities, home health, or other components of our health care businesses, may have a significant impact on our operations.

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

Health Care Reform

In recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to effect major change within the U.S. health care system, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "ACA").

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

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension.  On December 27, 2020, the Consolidated Appropriations Act of 2021 further suspended the 2.0% payment adjustment through March 31, 2021.

Homecares (“HHAs”)

Medicare is uniform nationwide and reimburses homecare agencies under a fixed payment methodology, named the Home Health Prospective Payment System ("HH PPS"). Generally, Medicare makes payments under the HH PPS based on a standardized episodic payment, which is adjusted for case mix and geographical wage index. Payment rates are updated at the beginning of each calendar year.

In November 2020, CMS released its final rule outlining fiscal year 2021 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2021 will increase in aggregate by 1.9%, or $390 million. The increase reflects the effects of the 2.0% home health payment update percentage and a 0.1% decrease due to reductions made by the rural add-on policy. The rule also updates the home health wage index, limiting any decrease in a geographic area’s wage index value to no more than 5% next year.

Effective January 1, 2020, CMS set forth the implementation of the Patient-Driven Groupings Model (“PDGM”) and a 30-day unit of payment as mandated by the Bipartisan Budget Act of 2018 (“BBA”). The new rule ended request for anticipated payments ("RAP"), or prepayments, and these will be completely phased out by 2021.  Under PDGM, the initial certification of patient eligibility, plan of care, and comprehensive assessment remains valid for 60-day episodes of care, but payments for home health services will be made based upon 30-day payment periods. These changes focus on providing value over volume of services to patients. Home health payments will no longer be based on the number of visits provided, but rather the patient’s medical condition and care needs.

Medicaid Legislation and Regulations

Skilled Nursing Facilities

State Medicaid plans subject to budget constraints are of particular concern to us. Changes in federal funding coupled with state budget problems and Medicaid expansion under the Affordable Care Act have produced an uncertain environment. Some states will not keep pace with post-acute healthcare inflation. States are currently under pressure to pursue other alternatives to skilled nursing care such as community and home–based services.

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

Effective July 1, 2020 and for the fiscal year 2021, the state of Tennessee implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2021 fiscal year will be approximately $1,500,000, or $375,000 per quarter

Effective October 1, 2020 and for the fiscal year 2021, the state of South Carolina implemented specific individual nursing facility rate changes. We estimate the resulting increase in revenue for the 2021 fiscal year will be approximately $3,600,000 annually, or $900,000 per quarter.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. For the year ended December 31, 2020, we have recorded $26,179,000 due to these supplemental Medicaid payments. We have recorded these payments in net patient revenues in our consolidated statements of operations.

Competition

In most of the communities in which we operate health care facilities, we compete with other health care facilities in the area. We operate 75 skilled nursing facilities located in nine states, all of which require a certificate of need prior to the opening of any new skilled nursing facilities.  There are hundreds of operators of skilled nursing facilities in each of these states and no single operator, including us, dominates any of these state’s skilled nursing care markets, except for some small rural markets which might have only one skilled nursing facility. In competing for patients and staff with these facilities, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of our facilities are important in obtaining patients since members of the patient’s family generally participate to a greater extent in selecting skilled nursing facilities than in selecting an acute care hospital. We believe that by providing and emphasizing rehabilitative, as well as patient-centered skilled care services at our facilities, we can broaden our patient base and to differentiate our facilities from competing skilled nursing facilities.

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

Human Capital

Employees

As of December 31, 2020, we had 13,432 full-time and part-time employees (“partners”) through our Administrative Services Contractor (National Health Corporation). None were represented by a collective bargaining agreement. We believe relations with our partners are good. Our partners are guided by NHC’s Code of Conduct and they take pride in their work. The Company’s partners appreciate different perspectives and embrace the opportunity to work with those of diverse backgrounds.

Culture

At NHC, our values underpin our inclusive culture, drive our growth, nurture innovation, and inspire the great experiences we create for our patients and partners we serve.  Our signature "Better Way" service culture encourages each partner to be responsive, respectful, and deliver great experiences to our customers, patients, partners, communities, and to each other.  As a leader in health care, the Better Way culture seeks to do just what it says - continually searching for a better way to improve person-centered care and quality outcomes, while at the same time finding better ways to deliver care in a more efficient and effective way.  The twenty "Better Way" promises align with our core values of integrity, care, respect, and compassion.  These promises are embedded at all levels of our Company.

Career Development

Our partners' career development is instrumental to our long-term success of attracting, rewarding, and retaining the best team members and a top priority of the Company.  We actively seek to identify and develop talent throughout the Company and provide a variety of learning experiences for a diverse learning audience.  This includes on-the-job training, effective performance evaluations and timely feedback, as well as formal programs such as:

●

An "Administrator in Training" program, which is 24 months in duration, that is for the professional training of administrators. Presently, we have five (two female and three male) full–time individuals in this program. Two of our three regional senior vice presidents, four regional vice presidents, and 53 of our 75 health care center administrators are graduates of this program.

●	A robust educational tuition reimbursement program (through a Company sponsored not-for-profit Organization) that includes tuition and textbook reimbursement for continuing nursing education. This program currently supports approximately 200 partners in over 50 local communities.
●	An American Dietetic Association-approved internship program that trains qualified individuals to become dietitians, with an emphasis in geriatric nutrition. Accredited in 1982, the program includes rotations in hospitals and skilled nursing facilities, as well as community experiences.
●	Certified Nurse Assistant training classes throughout the Company, as well as funding provided to local vocational programs, technical schools, and universities across the country to help increase the quality of education in the field of geriatrics.

Total Rewards

To attract and retain top talent, we believe we must offer and maintain competitive total rewards for our partners. These rewards include not only wages and salaries, but also health, welfare, and retirement benefits. Our partners accrue earned time off (“ETO”) with the flexibility to use this time at their discretion. We offer comprehensive health insurance coverage to all eligible partners as well as a partner and family sick time program which allows partners to accrue paid sick time based on hours worked and to use that time for themselves or family members in need of care. We offer a 401(k) plan which includes matching company contributions. Also, to foster a stronger sense of ownership, we offer an Employee Stock Purchase Plan where partners may purchase company stock through payroll deduction.

We regularly utilize third-party consultants to conduct anonymous surveys to seek feedback from our partners on a variety of topics, including but not limited to, confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and improvements on how we can continue to make our company an employer of choice. The results are shared with our partners and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in partner engagement.

Health and Safety

The health and safety of our partners is our highest priority. We focus on safety training in order to maintain a safe work environment and minimize work-related injury. When the pandemic began, we ensured and continue to ensure that our partners have access to masks, thermometers, protective gloves, sanitizing supplies, and all personal protective equipment needed in order to protect themselves. We closely followed the recommendations of the World Health Organization, the U.S. Centers for Disease Control and local governments, and we took action to ensure our partners were safe. Some of the preventative measures we implemented included:

●	increased hygiene, cleaning and sanitizing procedures at all locations;
●	provided additional personal protective equipment to partners;
●	restricted travel and encouraged quarantine upon return;
●	encouraged employees to take time off for illness;
●	established strict protocols and screening for outside guests; and
●	enabled partners to work from home where possible.

Community

We have a long and proud history of investing in the communities where we live and work. Through the National Health Foundation (the “Foundation”) and The Foundation for Geriatric Education (“TFGE”) we give back by providing grants and funding to various nonprofits, high schools, technical schools, and universities across the country. We are proud to be recognized annually as a significant contributor to the Alzheimer's Association, where we also participate in the Alzheimer's Association annual Walk to End Alzheimer's.  We also have a Compassion Fund which is used to help support partners in times of need. Many of our partners make a positive impact in the communities in which they live by donating their time and talent by volunteering and serving on boards of charitable organizations.

Diversity and Inclusion

A diverse and inclusive workforce adds value to our Company and helps us succeed in an ever-changing environment.  By embracing diversity and fostering inclusion, we aim to enable each partner to contribute fully to the Company.  We believe diversity is important because varied perspectives expand our ability to bring unique experiences to our business.  We also believe our workforce reflects the relative diversity of the available talent in the communities we serve.

While we are making progress with our diversity and inclusion goals, we know we can do more.  This year, the Company's Board of Directors ("the Board") approved amendments to the Company's Nominating Committee charter to directly address diversity.  The Board also adopted Corporate Governance Guidelines that included a section on Board diversity and the Board recently adopted a Diversity Statement that included a best-efforts commitment to place at least one female on the Board by the 2022 shareholders' meeting.

Environmental Sustainability

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

By undertaking to provide management services, advisory services, and/or financial services to other entities, we become at least partially responsible for meeting the regulatory requirements of those entities. We provide management and/or financial services to skilled nursing facilities, assisting living facilities and independent living facilities owned by third parties. At December 31, 2020, we perform management services (which include financial services) for 13 such centers and accounting and financial services for an additional 20 such centers. The "Risk Factors" contained herein as applying to us may in many instances apply equally to these other entities for which we provide services. We have in the past and may in the future be subject to claims from the entities to which we provide management, advisory or financial services, or to the claims of third parties to those entities. Any adverse determination in any legal proceeding regarding such claims could have a material adverse effect on our business, our results of operation, our financial condition and cash flows.

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

Additionally, in 2019, the staffing rating thresholds in the CMS Nursing Home Five Star Quality Rating System were changed, with the staffing level required to receive a 5-star rating determined based on analysis of the relationship between staffing levels and measures of nursing home quality. CMS placed a strong emphasis on registered nurse (“RN”) staffing; accordingly, the method by which the RN staffing rating and the total nurse staffing rating are combined to generate the overall staffing rating is changing to provide more emphasis on RN staffing. The overall and RN staffing ratings are set to one star for nursing homes that report four or more days in the quarter with no RN on-site. Finally, staffing ratings are no longer being suppressed for nursing homes that have five or more days with residents and no nurse staffing hours reported.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2020, we leased or owned 66 skilled nursing facilities, 21 assisted living facilities, and four independent living facilities. Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment. Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers. We are undertaking a process to allocate more aggressively capital spending within our owned and leased facilities in an effort to address issues that arise in connection with an aging physical plant.

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

We depend on the proper function and availability of our information systems. We are dependent on the proper function and availability of our information systems. Though we have taken steps to protect the safety and security of our information systems and the data maintained within those systems, there can be no assurance that our safety and security measures and disaster recovery plan will prevent damage or interruption of our systems and operations, and we may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems. Failure to maintain proper function and availability of our information systems could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We may not be able to meet all our capital needs. We cannot assure you that our business will generate cash flow from operations that anticipated revenue growth and improvement of operating efficiencies will be realized or that future borrowings will be available to us in an amount sufficient to enable us to service any future indebtedness or to fund our other liquidity needs. We may need incur indebtedness, sell assets or certain discretionary capital expenditures.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Skilled Nursing Facilities

State	City	Center Name	Affiliation	Licensed Beds
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151
	Moulton	NHC HealthCare, Moulton	Leased(1)	136

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135
	Rossville	NHC HealthCare, Rossville	Owned	112

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194

Massachusetts	Greenfield	Buckley–Greenfield Health Care Center	Leased(1)	120
	Holyoke	Holyoke Health Care Center	Leased(1)	102
	Quincy	John Adams Health Care Center	Leased(1)	71
	Taunton	Longmeadow of Taunton	Leased(1)	100

Missouri	Desloge	NHC HealthCare, Desloge	Leased(1)	120
	Independence	The Villages of Jackson Creek	Leased	120
	Independence	The Villages of Jackson Creek Memory Care	Leased	70
	Joplin	NHC HealthCare, Joplin	Leased(1)	126
	Kennett	NHC HealthCare, Kennett	Leased(1)	170
	Macon	Macon Health Care Center	Owned	120
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	94
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220
	St. Peters	Villages of St. Peters	Leased	130
	Springfield	Springfield Rehabilitation and Health Care Center	Leased	146
	West Plains	NHC HealthCare, West Plains	Owned	120

New Hampshire	Epsom	Epsom Health Care Center	Leased(1)	108
	Manchester	Maple Leaf Health Care Center	Leased(1)	114
	Manchester	Villa Crest Health Care Center	Leased(1)	126

South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290
	Bluffton	NHC HealthCare, Bluffton	Owned	120
	Charleston	NHC HealthCare, Charleston	Owned	132
	Clinton	NHC HealthCare, Clinton	Owned	131
	Columbia	NHC HealthCare, Parklane	Owned	180
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152
	Greenville	NHC HealthCare, Greenville	Owned	176
	Laurens	NHC HealthCare, Laurens	Leased(1)	176
	Lexington	NHC HealthCare, Lexington	Owned	170
	Mauldin	NHC HealthCare, Mauldin	Owned	180
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148
	North Augusta	NHC HealthCare, North Augusta	Owned	192
	Sumter	NHC HealthCare, Sumter	Managed	138

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	86
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	200
	Columbia	NHC HealthCare, Columbia	Owned	106
	Columbia	NHC-Maury Regional Transitional Care Center	Owned	112
	Cookeville	NHC HealthCare, Cookeville	Managed	94
	Dickson	NHC HealthCare, Dickson	Leased(1)	191
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	110

Farragut	NHC HealthCare, Farragut	Owned	106
Franklin	NHC Place, Cool Springs	Owned	180
Franklin	NHC HealthCare, Franklin	Leased(1)	80
Gallatin	NHC Place, Sumner	Owned	92
Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122
Johnson City	NHC HealthCare, Johnson City	Leased(1)	167
Kingsport	NHC HealthCare, Kingsport	Owned	90
Knoxville	NHC HealthCare, Fort Sanders	Owned	166
Knoxville	Holston Health & Rehabilitation Center	Owned	94
Knoxville	NHC HealthCare, Knoxville	Owned	127

	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	115
	Milan	NHC HealthCare, Milan	Leased(1)	117
	Murfreesboro	AdamsPlace	Owned	90
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181
	Nashville	Lakeshore, Heartland	Managed	66
	Nashville	Lakeshore, The Meadows	Managed	113
	Nashville	The Health Center of Richland Place	Managed	107
	Nashville	NHC Place at The Trace	Owned	90
	Nashville	West Meade Place	Managed	120
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	120
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102
	Smithville	NHC HealthCare, Smithville	Leased(1)	114
	Somerville	NHC HealthCare, Somerville	Leased(1)	72
	Sparta	NHC HealthCare, Sparta	Leased(1)	90
	Springfield	NHC HealthCare, Springfield	Owned	107
	Tullahoma	NHC HealthCare, Tullahoma	Owned	90

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120

Behavioral Health Hospital

State	City	Name	Affiliation	Licensed Beds
Missouri	Osage Beach	Osage Beach Center for Cognitive Disorders	Owned(2)	16

Assisted Living Units

State	City	Center	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26
	Independence	The Villages of Jackson Creek	Leased	52
	St. Peters	Villages of St. Peters	Leased	52
	St. Peters	Villages of St. Peters Memory Care	Owned	60

New Hampshire	Manchester	Villa Crest Assisted Living	Leased(1)	29

South Carolina	Bluffton	The Palmettos of Bluffton	Owned	78
	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45
	Murrells Inlet	The Palmettos of Garden City	Owned	80

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Farragut	NHC Place, Cavette Hill	Owned	60
	Franklin	NHC Place, Cool Springs	Owned	89
	Gallatin	NHC Place, Sumner	Owned	80
	Murfreesboro	AdamsPlace	Owned	106
	Nashville	Lakeshore Heartland	Managed	9
	Nashville	Lakeshore, The Meadows	Managed	10
	Nashville	Richland Place	Managed	24
	Nashville	The Place at the Trace	Owned	80
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units
Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63
	Murfreesboro	AdamsPlace	Owned	93
	Nashville	Richland Place Retirement Apts.	Managed	137

Homecare Programs

State	City	Homecare Programs
Florida	Chipley	NHC HomeCare of Chipley
	Crawfordville	NHC HomeCare of Crawfordville
	Merritt Island	NHC HomeCare of Merritt Island
	Panama City	NHC HomeCare of Panama City
	Port St. Joe	NHC HomeCare of Port St. Joe
	Quincy	NHC HomeCare of Quincy
	Vero Beach	NHC HomeCare of Vero Beach

South Carolina	Aiken	NHC HomeCare of Aiken
	Bluffton	NHC HomeCare of Beaufort
	Greenville	NHC HomeCare of Greenville
	Greenwood	NHC HomeCare of Greenwood
	Laurens	NHC HomeCare of Laurens
	Murrells Inlet	NHC HomeCare of Murrells Inlet
	Rock Hill	NHC HomeCare of Piedmont
	Summerville	NHC HomeCare of Low Country
	West Columbia	NHC HomeCare of Midlands

Tennessee	Athens	NHC HomeCare of Athens
	Chattanooga	NHC HomeCare of Chattanooga
	Columbia	NHC HomeCare of Columbia
	Cookeville	NHC HomeCare of Cookeville
	Dickson	NHC HomeCare of Dickson
	Franklin	NHC HomeCare of Franklin
	Hendersonville	NHC HomeCare of Hendersonville
	Johnson City	NHC HomeCare of Johnson City
	Knoxville	NHC HomeCare of Knoxville
	Lawrenceburg	NHC HomeCare of Lawrenceburg
	Lewisburg	NHC HomeCare of Lewisburg
	McMinnville	NHC HomeCare of McMinnville
	Milan	NHC HomeCare of Milan
	Murfreesboro	NHC HomeCare of Murfreesboro
	Nashville	Ascension at Home St. Thomas(3)
	Pulaski	NHC HomeCare of Pulaski
	Somerville	NHC HomeCare of Somerville
	Sparta	NHC HomeCare of Sparta
	Springfield	NHC HomeCare of Springfield

Hospice Programs

State	City	Hospice Programs	Affiliation
Georgia	Rossville	Caris Healthcare – Rossville	Partnership

Missouri	St. Louis	Caris Healthcare – St. Louis	Partnership

South Carolina	Anderson	Caris Healthcare – Anderson	Partnership
	Bluffton	Caris Healthcare – Bluffton	Partnership
	Charleston	Caris Healthcare – Charleston	Partnership
	Columbia	Caris Healthcare – Columbia	Partnership
	Greenville	Caris Healthcare – Greenville	Partnership
	Greenwood	Caris Healthcare – Greenwood	Partnership
	Myrtle Beach	Caris Healthcare – Myrtle Beach	Partnership
	Sumter	Caris Healthcare – Sumter	Partnership

Tennessee	Athens	Caris Healthcare – Athens	Partnership
	Chattanooga	Caris Healthcare – Chattanooga	Partnership
	Columbia	Caris Healthcare – Columbia	Partnership
	Cookeville	Caris Healthcare – Cookeville	Partnership
	Crossville	Caris Healthcare – Crossville	Partnership
	Dickson	Caris Healthcare – Dickson	Partnership
	Greeneville	Caris Healthcare – Greeneville	Partnership
	Johnson City	Caris Healthcare – Johnson City	Partnership
	Knoxville	Caris Healthcare – Knoxville	Partnership
	Lenoir City	Caris Healthcare – Lenoir City	Partnership
	Milan	Caris Healthcare – Milan	Partnership
	Murfreesboro	Caris Healthcare – Murfreesboro	Partnership
	Nashville	Caris Healthcare – Nashville	Partnership
	Sevierville	Caris Healthcare – Sevierville	Partnership
	Somerville	Caris Healthcare – Somerville	Partnership
	Springfield	Caris Healthcare – Springfield	Partnership

Virginia	Big Stone Gap	Caris Healthcare – Big Stone Gap	Partnership
	Bristol	Caris Healthcare – Bristol	Partnership

Healthcare Facilities Leased to Others

The following table includes certain information regarding healthcare facilities which are owned by us and leased to others:

Name of Facility	Location	No. of Beds
Skilled Nursing Facilities
Solaris HealthCare North Naples	Naples, FL	60
Solaris HealthCare Coconut Creek	Coconut Creek, FL	120
Solaris HealthCare Daytona	Daytona Beach, FL	73
Solaris HealthCare Imperial	Naples, FL	113
Solaris HealthCare Windermere	Orlando, FL	120
Solaris HealthCare Charlotte Harbor	Port Charlotte, FL	180
The Health Center at Standifer Place	Chattanooga, TN	444
Solaris HealthCare Lake City	Lake City, FL	120
Solaris HealthCare Pensacola	Pensacola, FL	180

Assisted Living		No. of Units
Solaris Senior Living Vero Beach	Vero Beach, FL	135
Solaris Senior Living Merritt Island	Merritt Island, FL	95
Solaris Senior Living Stuart	Stuart, FL	100
Standifer Place Assisted Living	Chattanooga, TN	74

(1)Leased from NHI

(2)Osage Beach Center for Cognitive Disorders is owned by a separate limited liability company. The Company owns 90% of the partnership interest.

(3)Ascension at Home St. Thomas is owned by a separate limited liability company. The Company owns 50% of the limited liability company.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock is listed and traded on the NYSE-American exchange under the symbol “NHC”. On December 31, 2020, NHC had approximately 8,300 stockholders, comprised of approximately 2,000 stockholders of record and an additional 6,300 stockholders indicated by security position listings.

Dividend Policy

We do not have a formal dividend policy, but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. The Company has paid a common dividend since 2004, although there can be no assurances that our quarterly dividends will be declared, paid or increased in the future.

Stock Repurchase Programs

In 2020, the Company purchased 797 shares of its common stock for a total cost of $53,000. In 2019, the Company purchased 10,396 shares of its common stock for a total cost of $872,000. In 2018, the Company repurchased 14,506 shares of its common stock for a total cost of $867,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	866,956	$72.11	2,444,943
Equity compensation plans not approved by security holders	–	–	–
Total	866,956	$72.11	2,444,943

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2015 through December 31, 2020 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index"). Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulative Total Return

$210
$190
$170
$150
$130
$110
$90

	2015	2016	2017	2018	2019	2020
NHC	$100	$126	$104	$138	$152	$123
S & P 500	$100	$112	$136	$130	$171	$203
S & P Health Care Index	$100	$96	$115	$120	$143	$162

ITEM 6.	SELECTED FINANCIAL DATA

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of post–acute care and senior health care services. At December 31, 2020, we operate or manage 75 skilled nursing facilities with 9,463 1icensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital, and 35 homecare programs located in 10 states. These operations are provided by separately funded and maintained subsidiaries. We have a non–controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide management services, accounting and financial services, and insurance services to third party operators of healthcare properties. We also own the real estate of 13 healthcare properties and lease these properties to third party operators.

Impact of COVID-19

In early March 2020, COVID-19, a disease caused by the novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. The COVID-19 virus has spread rapidly, with every state in the United States (“U.S.”) being impacted. The rapid spread has resulted in authorities around the U.S. implementing various measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, an adverse impact on the Company's results of operations.

As a provider of healthcare services, we are significantly exposed to the public health and economic effects of the COVID-19 pandemic.  NHC’s primary objective has remained the same throughout the COVID-19 pandemic: that is to protect the health and safety of our patients, residents, and partners (employees). We continue to follow all guidance from Centers for Medicare and Medicaid Services (“CMS”), the Centers for Disease Control and Prevention (“CDC”), and state and local health departments to prevent the spread of the disease within our operations. The financial results for the second, third, and fourth quarters of 2020 have been significantly impacted by COVID-19 with census in our skilled nursing facilities dropping to 83.6% for the year, while we also incurred significantly increased operating expenses. Since the first week of March, our census has declined due to the lack of new admissions from our acute care providers and referral partners. Our operating expenses have also increased with incentive compensation being paid to our frontline partners, as well as increased costs of personal protective equipment (“PPE”), sanitizers and cleaning supplies, and the COVID-19 testing of our patients and partners. Besides the incentive compensation being paid to our tireless partners on the frontlines, we continue to take every possible action to support our partners with free meals on their shifts, a one-month health insurance premium holiday in April 2020, as well as extended paid sick leave days. Despite COVID-19 disrupting operations, our capital and financial resources, including our overall liquidity, remain strong. Our liquidity and low debt levels provide us with significant flexibility to maintain the strength of our balance sheet in periods of uncertainty or stress.

At this time, we are not able to quantify the impact that the COVID-19 pandemic will have on our future financial results, but we expect the developments related to COVID-19 to adversely affect our financial performance in 2021.  The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic, the volume of acute and post-acute healthcare patients cared for across the broader health care systems, the timing and availability of effective medical treatments and vaccines, and the impact of government actions and administrative regulations on our industry and broader economy, including future government stimulus efforts.  We have received and may continue to receive payments and advances from the various federal and state initiatives. These legislative initiatives have been beneficial to partially mitigate the impact of the COVID-19 pandemic on our results of operations and financial position to date.  The federal and state governments may consider additional stimulus and relief efforts, but we are unable to predict whether any of the additional stimulus measures will be enacted or their impact.

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

During the second, third, and fourth quarters of 2020, we received disbursements from the Provider Relief Fund which totaled $63,573,000. These funds come with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. Of the $63,573,000 of funds received, the Company recorded $47,505,000 of government stimulus income for the year ended December 31, 2020.  As of December 31, 2020, amounts not recognized as income are $16,068,000 and are reflected in the current liability section of our consolidated balance sheet (provider relief funds). We anticipate incurring additional COVID-19 related expenses or lost revenues in the future; therefore, at this time, we believe we will fully utilize the remaining $16,068,000 of provider relief funds before the reporting requirement deadline that is required by the U.S. Department of Health and Human Services (“HHS”).

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received approximately $51,253,000 as part of this program. On October 8, 2020 as part of the Continuing Appropriations Act, 2021 and Other Extensions Act, CMS amended the repayment terms for the accelerated and advance payments. These funds will begin to be applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment begins, repayment will occur through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding six months, repayment will occur through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. As of December 31, 2020, the accelerated payments are reflected within contract liabilities in the consolidated balance sheets as the related performance obligations have not been completed.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension. Our net patient revenues increased by approximately $2,900,000 in 2020 (2nd, 3rd, and 4th quarter impact) due to sequestration being temporarily suspended for the eight-month period.  On December 27, 2020, the Consolidated Appropriations Act of 2021 further suspended the 2.0% payment adjustment through March 31, 2021.

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would be due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At December 31, 2020, we have deferred $21,158,000 of the Company’s share of the social security taxes.  At December 31, 2020, half of the payroll tax deferral is included in accrued payroll in the current liabilities section of the consolidated balance sheet and the other half of the payroll tax deferral is included in other noncurrent liabilities within our consolidated balance sheet.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. For the year ended December 31, 2020, we have recorded $26,179,000 in net patient revenues in our consolidated statements of operations for these supplemental Medicaid payments.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. Inflationary increases in our costs may cause net earnings from patient services to decline.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for 2020 was 83.6% compared to 90.3% in 2019 and 89.8% in 2018. Our census was strong for most of the first quarter of 2020, but during the second half of March, our census began to decline due to COVID-19 and the lack of new admissions from our acute care providers and referral partners.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2020:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	61
Percentage of 4 and 5-star rated skilled nursing facilities	81%	49%
Average rating for all skilled nursing facilities, end of period	4.19	3.28

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets. The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Skilled Nursing	Bed Addition	30 beds	Springfield, MO	April 2018
Behavioral Health Hospital	Acquisition	14 beds	Osage Beach, MO	August 2018
Memory Care	New Facility	60 beds	Farragut, TN	January 2019
Memory Care	Acquisition	60 beds	St. Peters, MO	June 2019
Skilled Nursing	Acquisition	166 beds	Knoxville, TN	February, 2020
Assisted Living	Bed Addition	20 beds	Gallatin, TN	September 2020
Skilled Nursing	Bed Addition	30 beds	Kingsport, TN	December 2020
Behavioral Health Hospital	New Facility	16 beds	St Louis, MO	Under Construction
Behavioral Health Hospital	New Facility	64 beds	Knoxville, TN	Under Construction

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $99,537,000 and $96,011,000 at December 31, 2020 and 2019, respectively, and are a primary area of management focus. We have set aside restricted cash and restricted marketable securities to fund our professional liability and workers’ compensation reserves.

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$879,693	$52,102	$–	$931,795
Other revenues	3,403	–	45,514	48,917
Government stimulus income	47,505	–	–	47,505
Net operating revenues and grant income	930,601	52,102	45,514	1,028,217

Costs and Expenses:
Salaries, wages and benefits	538,775	33,104	37,427	609,306
Other operating	261,643	14,689	10,513	286,845
Facility rent	33,090	1,802	5,602	40,494
Depreciation and amortization	38,217	377	3,424	42,018
Interest	1,374	–	25	1,399
Total costs and expenses	873,099	49,972	56,991	980,062

Income (loss) before non-operating income	57,502	2,130	(11,477)	48,155
Non-operating income	–	–	28,234	28,234
Unrealized losses on marketable equity securities	–	–	(23,966)	(23,966)

Income (loss) before income taxes	$57,502	$2,130	$(7,209)	$52,423

	Year Ended December 31, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$893,201	$54,671	$–	$947,872
Other revenues	910	–	47,601	48,511
Net operating revenues	894,111	54,671	47,601	996,383

Costs and Expenses:
Salaries, wages and benefits	526,430	33,037	33,364	592,831
Other operating	242,435	17,003	9,004	268,442
Facility rent	32,748	1,854	5,916	40,518
Depreciation and amortization	38,731	250	3,438	42,419
Interest	1,578	–	1,557	3,135
Total costs and expenses	841,922	52,144	53,279	947,345

Income (loss) before non-operating income	52,189	2,527	(5,678)	49,038
Non-operating income	–	–	26,747	26,747
Unrealized gains on marketable equity securities	–	–	12,230	12,230

Income before income taxes	$52,189	$2,527	$33,299	$88,015

	Year Ended December 31, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$872,912	$59,862	$–	$932,774
Other revenues	2,494	-	45,081	47,575
Net operating revenues	875,406	59,862	45,081	980,349

Costs and Expenses:
Salaries, wages and benefits	513,647	33,339	35,735	582,721
Other operating	225,133	19,566	9,339	254,038
Facility rent	33,052	1,945	5,926	40,923
Depreciation and amortization	38,372	229	3,293	41,894
Interest	1,504	–	3,193	4,697
Total costs and expenses	811,708	55,079	57,486	924,273

Income (loss) before non-operating income	63,698	4,783	(12,405)	56,076
Non-operating income	–	–	17,670	17,670
Unrealized gains on marketable securities	–	–	1,138	1,138

Income before income taxes	$63,698	$4,783	$6,403	$74,884

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

Specifically, the Company believes the presentation of non-GAAP financial information should exclude the following items: the unrealized gains or losses on our marketable equity securities, operating results for the newly constructed healthcare facilities not at full capacity, any gains on the acquisition of equity method investments, gains on the sale of healthcare facilities, stock-based compensation expense, legal costs and charges related to the settlement of a Qui Tam investigation within our Caris hospice partnership, and the tax adjustments with the passage of the 2017 U.S. Tax Cuts and Jobs Act.

The operating results for the newly constructed healthcare facilities not at full capacity include the following: for the year ended December 31, 2020, included are facilities that began operations from 2018 to 2020, which is one memory care facility. For the year ended December 31, 2019, included are facilities that began operations from 2017 to 2019 (one skilled nursing facility, two assisted living facilities, and one memory care facility). For the year ended December 31, 2018, included are facilities that began operations from 2016 to 2018 (two skilled nursing facilities and three assisted living facilities).

The table below provides reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net income attributable to National HealthCare Corporation	$41,871	$68,211	$58,964
Non-GAAP adjustments:
Unrealized (gains) losses on marketable equity securities	23,966	(12,230)	(1,138)
Gain on sale of real estate/healthcare facilities	(2,784)	–	(1,668)
Gain on acquisition of equity method investment	(1,707)	(1,975)	(2,050)
Stock-based compensation expense	2,453	1,878	1,778
Operating results for newly opened facilities not at full capacity	602	712	3,562
Legal costs and charges related to Caris’ legal investigation	–	–	8,364
U.S. Tax Cuts and Jobs Act of 2017 adjustment	–	–	(1,434)
Income tax (benefit) provision on non-GAAP adjustments	(5,858)	3,020	(2,005)
Non-GAAP Net Income	$58,543	$59,616	$64,373

GAAP diluted earnings per share	$2.72	$4.44	$3.87
Non-GAAP adjustments:
Unrealized (gains) losses on marketable equity securities	1.15	(0.59)	(0.06)
Gain on sale of real estate/healthcare facilities	(0.13)	–	(0.08)
Gain on acquisition of equity method investment	(0.08)	(0.09)	(0.13)
Stock-based compensation expense	0.12	0.09	0.08
Operating results for newly opened facilities not at full capacity	0.03	0.03	0.17
Legal costs and charges related to Caris’ legal investigation	–	–	0.46
U.S. Tax Cuts and Jobs Act of 2017 adjustment	–	–	(0.09)
Non-GAAP diluted earnings per share	$3.81	$3.88	$4.22

Results of Operations

The following table and discussion set forth items from the consolidated statements of operations as a percentage of net operating revenues and grant income for the years ended December 31, 2020, 2019 and 2018.

Percentage of Net Operating Revenues

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net patient revenues	90.6%	95.1%	95.1%
Other revenues	4.8	4.9	4.9
Government stimulus income	4.6	0.0	0.0
Net operating revenues and grant income	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	59.3	59.5	59.4
Other operating	27.9	26.9	25.9
Facility rent	3.9	4.1	4.2
Depreciation and amortization	4.1	4.3	4.3
Interest	0.1	0.3	0.5
Total costs and expenses	95.3	95.1	94.3
Income from operations	4.7	4.9	5.7
Non–operating income	2.7	2.7	1.8
Unrealized gains/(losses) on marketable equity securities	(2.3)	1.2	0.1
Income before income taxes	5.1	8.8	7.6
Income tax provision	(1.0)	(2.0)	(1.6)
Net income	4.1	6.8	6.0
Net loss attributable to noncontrolling interest	0.0	0.0	0.0
Net income attributable to common stockholders of NHC	4.1%	6.8%	6.0%

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of operations as compared to the prior period.

Period to Period Increase (Decrease)

	2020 vs. 2019		2019 vs. 2018
(dollars in thousands)	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$(16,077)	(1.7)	$15,098	1.6
Other revenues	406	0.8	936	2.0
Government stimulus income	47,505	100.0	–	–
Net operating revenues and grant income	31,834	3.2	16,034	1.6
Costs and Expenses:
Salaries, wages and benefits	16,475	2.8	10,110	1.7
Other operating	18,403	6.9	14,404	5.7
Facility rent	(24)	(0.1)	(405)	(1.0)
Depreciation and amortization	(401)	(0.9)	525	1.3
Interest	(1,736)	(55.4)	(1,562)	(33.3)
Total costs and expenses	32,717	3.5	23,072	2.5
Income from operations	(883)	(1.8)	(7,038)	(12.6)
Non–operating income	1,487	5.6	9,077	51.4
Unrealized gains/(losses) on marketable equity securities	(36,196)	(296.0)	11,092	974.7
Income before income taxes	(35,592)	(40.4)	13,131	17.5
Income tax provision	9,606	(47.9)	(3,854)	23.8
Net income	(25,986)	(38.2)	9,277	15.8
Net income attributable to noncontrolling interest	(354)	(150.6)	(30)	(11.3)
Net income attributable to common stockholders of NHC	$(26,340)	(38.6)	$9,247	15.7

2020 Compared to 2019

Results for the year ended December 31, 2020 compared to 2019 include a 3.2% increase in net operating revenues and grant income and a 38.6% decrease in net income attributable to NHC. In 2020, the decrease in net income attributable to NHC is primarily driven by the unrealized losses in our marketable equity securities portfolio.

Excluding the CARES Act grant income and other COVID-19 revenues recorded for the year ended December 31, 2020, net operating revenues would have decreased 4.2% compared to 2019. Excluding the unrealized losses in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the year ended December 31, 2020 was $58,543,000 compared to $59,616,000 for the 2019 year.

Net patient revenues totaled $931,795,000, a decrease of $16,077,000, or 1.7%, compared to the prior year. Included in net patient revenues for the year end December 31, 2020, is $26,179,000 of COVID-19 supplemental Medicaid payments that were received to help mitigate the incremental costs in fighting the public health emergency.

The overall average census in owned and leased skilled nursing facilities for 2020 was 83.6% compared to 90.3% in 2019. The decline in census is due to COVID-19 and the lack of new admissions from our acute care providers and referral partners. The composite skilled nursing facility per diem increased 7.0% in 2020 compared to 2019. Medicare per diem rates increased 10.1% in 2020 compared to 2019 and Managed Care per diem rates increased 3.2% in 2020 compared to 2019. Medicaid and private pay per diem rates increased 11.4% and 2.7%, respectively, in 2020 compared to 2019.

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

In February 2020, the Company acquired the remaining 75% ownership interest in a 166-bed skilled nursing facility in Knoxville, Tennessee. For the year ended December 31, 2020, this skilled nursing facility increased net patient revenues approximately $11,299,000 compared to 2019.

Our homecare operations had a decline in net patient revenues of approximately $2,569,000 for the year ended December 31, 2020 as compared to 2019. Our homecare net patient revenue decline was primarily due to volume declines in the first and second quarter due to COVID-19.

Other revenues in 2020 were $48,917,000, an increase of $406,000, or 0.8%, as further detailed in Note 4 of the consolidated financial statements. Other revenues in 2020 include rental revenues of $22,768,000 ($22,641,000 in 2019), management and accounting service fees of $17,147,000 ($18,533,000 in 2019), and insurance services revenue of $5,447,000 ($6,209,000 in 2019). In November 2020, we sold a skilled nursing facility in Town & Country, Missouri, and recorded a gain on the sale of the transaction of $2,748,000.

For the year ended December 31, 2020, we recorded $47,505,000 in government stimulus income related to funds received from the Provider Relief Fund. At December 31, 2020, we have not recognized as income $16,068,000 of Provider Relief Funds that are reflected in the current liability section of our consolidated balance sheet (provider relief funds) and anticipate using these funds in 2021. See Note 2 for additional information.

Total costs and expenses for 2020 increased $32,717,000, or 3.5%, to $980,062,000 from $947,345,000 in 2019. In total, we incurred $47,897,000 of COVID-19 related expenses for the year ended December 31, 2020. The COVID-19 related expenses primarily consisted of: (1) personal protective equipment and sanitizers/infection control supplies; (2) incentive compensation paid to our frontline partners/employees; and (3) COVID-19 testing of our patients and partners/employees.

Salaries, wages and benefits, the largest operating costs of the company, increased $16,475,000, or 2.8%, to $609,306,000 from $592,831,000. Our salaries and wages were 59.3% and 59.5% of net operating revenues and grant income for 2020 and 2019, respectively. The primary reason for salaries and wages increasing is due to the incentive compensation, or "combat pay", paid to our frontline partners in fighting the COVID-19 pandemic. For the year ended December 31, 2020, we incurred approximately $15,224,000 in incentive compensation paid to our employees/partners related to COVID-19. For the year ended December 31, 2020, we also incurred approximately $6,094,000 in salaries and wages from the skilled nursing facility that we acquired in February 2020, compared to the same period of 2019.

Other operating expenses increased $18,403,000, or 6.9%, to $286,845,000 for 2020 compared to $268,442,000 in 2019. These costs were 27.9% and 26.9% of net operating revenues and grant income for 2020 and 2019, respectively. For the year ended December 31, 2020, we incurred $32,450,000 in COVID-19 related expenses in purchasing personal protective equipment, sanitizers and infection control supplies, and lab and testing supplies. Excluding the COVID-19 related expenses, other operating expenses have decreased $14,047,000, or 5.2%, for the year ended December 31, 2020 compared to 2019.

Facility rent expense decreased $24,000, or 0.1%, to $40,494,000. Depreciation and amortization decreased 0.9% to $42,018,000.

Interest expense decreased $1,736,000 to $1,399,000 in 2020 from $3,135,000 in 2019. The decrease in interest expense is due from our long-term debt being paid off in the second quarter of 2020. At December 31, 2020, we have no outstanding long-term debt.

Non–operating income in 2020 increased $1,487,000, or 5.6% to $28,234,000, as further detailed in Note 5 of the consolidated financial statements. The majority of the increase was the result of increased earnings from our investment in Caris HealthCare. In February 2020, a gain of $1,707,000 was recorded on the acquisition of the remaining ownership interest of a 166-skilled nursing facility in Knoxville, Tennessee. We previously held a noncontrolling interest in the facility. Upon acquiring the remaining ownership interest, we valued the business and our previously held equity position based upon the facility’s fair value.

We recorded unrealized losses in the amount of $23,966,000 for the decrease in fair value of our marketable equity securities portfolio for the year ended December 31, 2020. The marketable equity securities portfolio consists of publicly traded healthcare REIT’s, with NHI comprising approximately 85% of the market value of the portfolio at December 31, 2020.

The income tax provision for 2020 is $10,433,000 (an effective income tax rate of 19.9%). The income tax provision and effective tax rate for 2020 were also favorably impacted by statute of limitation expirations resulting in a benefit to the provision of $2,366,000 or 4.5% of income before taxes in 2020.

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

The overall average census in owned and leased skilled nursing facilities for 2019 was 90.3% compared to 89.8% in 2018. Although our census increased and remained stable throughout 2019, we had a decline in Medicare patients (offset by Managed Care and Medicaid patients), which decreased our operating margins in our skilled nursing facilities. The composite skilled nursing facility per diem increased 0.3% in 2019 compared to 2018. Medicare per diem rates increased 1.8% in 2019 compared to 2018 and Managed Care per diem rates decreased 0.4% in 2019 compared to 2018. Medicaid and private pay per diem rates increased 3.0% and 1.9%, respectively, in 2019 compared to 2018.

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

The Company opened one skilled nursing facility, two assisted living facilities, and a memory care facility from the years 2017 to 2019.  These facilities continue to stabilize and increased net patient revenues approximately $3,891,000 compared to the same period a year ago.  In August 2018, the Company acquired a controlling ownership interest in a 16-bed behavioral health hospital. For the 2019 year, the hospital increased net patient revenues by approximately $3,017,000 compared to 2018. The remaining increase in our net patient revenues is primarily due to the per diem increases in our existing skilled nursing facility and assisted living operations. Our homecare operations had a decline in net patient revenues of approximately $5,191,000 compared to the same period a year ago. Our homecare net patient revenue decline was primarily due to volume declines, as well as an unfavorable payor mix change with less Medicare patients and an increase of managed care patients. In October 2018, we sold a skilled nursing facility in Madisonville, Kentucky. The sale of this facility decreased net patient revenues $5,098,000 compared to the same period a year ago.

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

Salaries, wages and benefits, the largest operating costs of the company, increased $10,110,000, or 1.7%, to $592,831,000 from $582,721,000. Our salaries and wages were 59.5% and 59.4% of net operating revenues for 2019 and 2018, respectively. The primary reason for salaries, wages and benefits increasing is due to our existing skilled nursing facilities and the continued wage pressure in most of the markets in which we operate. The newly opened operations (one skilled nursing facility, two assisted living facilities, and one memory care facility) that opened from the years 2017 to 2019 increased salaries, wages and benefits by approximately $2,129,000 compared to a year ago. The behavioral health hospital that we acquired in August 2018 resulted in increased salaries and wages expense of $1,695,000 in 2019 compared to the same period a year ago. These salaries and wage increases were offset by the October 2018 disposition of the Madisonville, Kentucky skilled nursing facility. The Madisonville, Kentucky skilled nursing facility decreased salaries, wages and benefits in the amount of $3,040,000 in 2019 compared to 2018.

Other operating expenses increased $14,404,000, or 5.7%, to $268,442,000 for 2019 compared to $254,038,000 in 2018. These costs were 26.9% and 25.9% of net operating revenues for 2019 and 2018, respectively. The majority of the increase in other operating expenses compared to a year ago is due to the January 1, 2019 start of our I-SNP insurance plan, NHC Advantage. For the year ending December 31, 2019, the I-SNP increased other operating expenses approximately $11,612,000 compared to the same period a year ago. The behavioral health hospital that we acquired in August 2018 increased other operating expenses $1,404,000 in 2019 compared to the same period a year ago. The October 2018 disposition of the Madisonville, Kentucky skilled nursing facility decreased other operating expenses in the amount of $2,974,000 in 2019 compared to 2018.

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

There were also gains on acquisitions of equity method investments in both the 2019 and 2018 years. In June 2019, a gain of $1,975,000 was recorded on the acquisition of the remaining ownership interest of a 60-bed memory care facility in St. Peters, Missouri. We previously held a noncontrolling interest in the facility. Upon acquiring the remaining ownership interest, we valued the business and our previously held equity position based upon the facility’s fair value. In July 2018, a gain of $2,050,000 was recorded on the acquisition of a controlling financial interest in a 16-bed behavioral health hospital in Osage Beach, Missouri. We previously held a non-controlling ownership interest. Upon acquiring the controlling ownership interest, we valued the business and our previously held equity position based upon the hospital’s fair value.

We recorded unrealized gains in the amount of $12,230,000 for the increase in fair value of our marketable equity securities portfolio for the year ended December 31, 2019. The marketable equity securities portfolio primarily consists of publicly traded healthcare REIT’s, with NHI comprising approximately 87% of the market value of the portfolio at December 31, 2019.

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

	Year Ended		One Year Change		Year Ended		One Year Change
	12/31/20	12/31/19	$	%	12/31/19	12/31/18	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$61,010	$54,920	$6,090	11.1	$54,920	$67,421	$(12,501)	(18.5)

Cash provided by operating activities	203,259	100,103	103,156	103.1	100,103	98,435	1,668	1.7

Cash used in investing activities	(63,878)	(14,265)	(49,613)	(347.8)	(14,265)	(33,662)	19,397	57.6

Cash used in financing activities	(41,889)	(79,748)	37,859	47.5	(79,748)	(77,274)	(2,474)	(3.2)

Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$158,502	$61,010	$97,492	159.8	$61,010	$54,920	$6,090	11.1

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2020 was $203,259,000 as compared to $100,103,000 and $98,435,000 for the years ended December 31, 2019 and 2018, respectively. Cash provided by operating activities consisted of net income of $41,990,000 and adjustments for non–cash items of $40,816,000. There was cash provided by working capital in the amount of $110,403,000 for the year ended December 31, 2020 compared to cash used for working capital needs of $3,952,000 in 2019. We also received cash distributions from our unconsolidated investments of $10,050,000 for the year ended December 31, 2020 compared to $3,902,000 for 2019.

Included in cash provided by working capital is $51,253,000 from the Medicare Accelerated Payment Program, $16,068,000 provided from the Provider Relief Fund that has not been recognized as income, and $21,158,000 from the deferral of the Company’s employer social security taxes. All three of these working capital cash flow items were initiated by the CARES Act legislation.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized losses on our marketable equity securities, deferred taxes, stock compensation, gain on the sale of a skilled nursing facility, and the gain on the acquisition of a noncontrolling ownership interest.

Investing Activities

Cash used in investing activities totaled $63,878,000 for the year ended December 31, 2020, as compared to $14,265,000 and $33,662,000 for the years ended December 31, 2019 and 2018, respectively. Cash used for property and equipment additions was $21,873,000, $26,400,000, and $29,772,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Purchases of marketable securities, net of sales, resulted in a net use of cash of $43,860,000 in 2020; compared to net sales of marketable securities, resulted in positive cash flow of $32,029,000 in 2019. In 2020, the acquisition of the 166-bed skilled nursing facility in Knoxville, Tennessee resulted in cash used of $6,648,000 and proceeds from the sale of a skilled nursing facility resulted in cash proceeds of $6,750,000.

Financing Activities

Net cash used in financing activities totaled $41,889,000, $79,748,000 and $77,274,000 for the years ended December 31, 2020, 2019, and 2018, respectively. Cash used for repayments on the Company’s credit facility was a net $10,000,000 for the year ended December 31, 2020. During 2019 and 2018, $45,000,000 of cash was used for principal payments on long-term debt. Dividends paid to common stockholders was $31,921,000, $31,208,000, and $29,827,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Proceeds from the issuance of common stock totaled $1,756,000 in 2020 compared to $2,346,000 and $2,865,000 for 2019 and 2018, respectively.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $147,093,000 and marketable securities of $176,352,000 are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long–term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $147,093,000, and marketable securities of $176,352,000. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities. At December 31, 2020, we do not have any long-term debt.

Our ability to obtain long-term debt to meet our long–term contractual obligations and to finance our operating requirements, growth and development plans will depend upon our future performance, which will be affected by business, economic, financial and other factors, including potential changes in state and federal government payment rates for health care, customer demand, success of our marketing efforts, pressures from competitors, and the state of the economy, including the state of financial and credit markets.

Given the uncertainty in the rapidly changing market and economic conditions related to COVID-19, we will continue to evaluate the nature and extent of the impact to our business and financial position.

Contingencies

See Note 17 to the consolidated financial statements for additional information on pending litigation and other contingencies.

Guarantees

At December 31, 2020, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit. We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2020, we did not participate in any such financial investments.

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

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Currently, our exposure to market risk relates primarily to our fixed–income and equity portfolios. These investment portfolios are exposed primarily to, but not limited to, interest rate risk, credit risk, equity price risk, and concentration risk. We also have exposure to market risk that includes our cash and cash equivalents, and notes receivable. The Company's senior management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At December 31, 2020, we have available for sale marketable debt securities in the amount of $189,835,000. The fixed income portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed income portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Credit Risk

Credit risk is managed by diversifying the fixed income portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Corporate debt securities and asset–backed securities comprise approximately 72% of the fair value of the fixed income portfolio. At December 31, 2020, the credit quality ratings for our fixed income portfolio consisted of the following investment and non-investment grades (as a percent of fair value): 31% AAA rated, 13% AA rated, 35% A rated, 20% BBB rated, and 1% BB rated.

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At December 31, 2020, the fair value of our marketable equity securities is approximately $133,270,000. Of the $133.3 million marketable equity securities portfolio, our investment in NHI comprises approximately $112.8 million, or 85%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $13.3 million. At December 31, 2020, our marketable equity securities had unrealized gains of $98.3 million. Of the $98.3 million unrealized gains, $88.1 million is related to NHI.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of National HealthCare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

Estimation of Professional Liability Claims Reserves
Description of the Matter

The Company’s accrued risk reserves totaled $99,537,000 as of December 31, 2020. As described in Note 17 to the consolidated financial statements, the accrued risk reserves include professional liability claims reserves for unpaid reported professional liability claims and estimates for incurred but unreported claims. The Company’s policy with respect to the professional liability claims reserves is to use an actuary to assist management in estimating the exposure for claims obligations (for both asserted and unasserted claims).

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

Nashville, Tennessee

February 19, 2021

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018

Revenues:
Net patient revenues	$931,795	$947,872	$932,774
Other revenues	48,917	48,511	47,575
Government stimulus income	47,505	–	–
Net operating revenues and grant income	1,028,217	996,383	980,349

Costs and expenses:
Salaries, wages and benefits	609,306	592,831	582,721
Other operating	286,845	268,442	254,038
Facility rent	40,494	40,518	40,923
Depreciation and amortization	42,018	42,419	41,894
Interest	1,399	3,135	4,697
Total costs and expenses	980,062	947,345	924,273

Income from operations	48,155	49,038	56,076

Other income:
Non-operating income	28,234	26,747	17,670
Unrealized gains (losses) on marketable equity securities	(23,966)	12,230	1,138

Income before income taxes	52,423	88,015	74,884
Income tax provision	(10,433)	(20,039)	(16,185)
Net income	41,990	67,976	58,699
Net (income) loss attributable to noncontrolling interest	(119)	235	265

Net income attributable to National HealthCare Corporation	$41,871	$68,211	$58,964

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$2.74	$4.47	$3.87
Diluted	$2.72	$4.44	$3.87

Weighted average common shares outstanding:
Basic	15,306,174	15,270,154	15,224,886
Diluted	15,369,523	15,360,046	15,236,826

Dividends declared per common share	$2.08	$2.06	$1.98

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$41,990	$67,976	$58,699

Other comprehensive income (loss):
Unrealized gains (losses) on investments in marketable debt securities	3,352	6,842	(2,574)
Reclassification adjustment for realized gains on sale of marketable debt securities	(195)	(127)	(18)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(660)	(1,410)	544
Other comprehensive income (loss), net of tax	2,497	5,305	(2,048)

Net (income) loss attributable to noncontrolling interest	(119)	235	265

Comprehensive income attributable to National HealthCare Corporation	$44,368	$73,516	$56,916

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$147,093	$50,334
Restricted cash and cash equivalents, current portion	9,673	8,944
Marketable equity securities	128,590	152,453
Marketable debt securities	47,762	–
Restricted marketable equity securities	4,680	–
Restricted marketable debt securities, current portion	16,601	20,576
Accounts receivable	89,670	92,975
Inventories	8,781	7,441
Prepaid expenses and other assets	2,977	6,635
Notes receivable, current portion	928	1,695
Total current assets	456,755	341,053

Property and Equipment:
Property and equipment, at cost	1,030,426	1,017,204
Accumulated depreciation and amortization	(510,108)	(481,774)
Net property and equipment	520,318	535,430

Other Assets:
Restricted cash and cash equivalents, less current portion	1,736	1,732
Restricted marketable debt securities, less current portion	125,472	126,830
Deposits and other assets	4,580	5,124
Operating lease – right-of-use assets	179,055	202,909
Goodwill	21,341	20,995
Notes receivable, less current portion	12,093	13,384
Investments in unconsolidated companies	40,782	39,191
Total other assets	385,059	410,165
Total assets	$1,362,132	$1,286,648

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Liabilities and Equity
Current Liabilities:
Trade accounts payable	$21,112	$18,903
Finance lease obligations, current portion	4,423	4,166
Operating lease liabilities, current portion	25,451	24,243
Accrued payroll	86,183	69,826
Amounts due to third party payors	16,454	15,108
Accrued risk reserves, current portion	30,953	29,520
Other current liabilities	21,344	15,029
Provider relief funds	16,068	–
Contract liabilities	51,253	–
Dividends payable	7,987	7,968
Current maturities of long-term debt	–	10,000
Total current liabilities	281,228	194,763

Finance lease obligations, less current portion	10,540	14,963
Operating lease liabilities, less current portion	153,604	178,666
Accrued risk reserves, less current portion	68,584	66,491
Refundable entrance fees	7,462	7,455
Deferred income taxes	14,079	24,012
Other noncurrent liabilities	28,375	21,229
Total liabilities	563,872	507,579

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,369,745 and 15,332,206 shares, respectively, issued and outstanding	153	153
Capital in excess of par value	226,943	222,787
Retained earnings	563,024	553,093
Accumulated other comprehensive income	5,057	2,560
Total National HealthCare Corporation stockholders’ equity	795,177	778,593
Noncontrolling interest	3,083	476
Total equity	798,260	779,069
Total liabilities and equity	$1,362,132	$1,286,648

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018

Cash Flows From Operating Activities:
Net income	$41,990	$67,976	$58,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,018	42,419	41,894
Equity in earnings of unconsolidated investments	(12,342)	(9,744)	(1,020)
Distributions from unconsolidated investments	10,050	3,902	5,241
Unrealized losses (gains) on marketable equity securities	23,966	(12,230)	(1,138)
Gains on sale of marketable debt securities	(195)	(127)	(18)
Gain on acquisition of equity method investment	(1,707)	(1,975)	(2,050)
Gain on sale of skilled nursing facility	(2,784)	–	(1,668)
Deferred income taxes	(10,593)	4,052	718
Stock–based compensation	2,453	1,878	1,778
Changes in operating assets and liabilities:
Accounts receivable	4,529	4,299	(9,398)
Federal income tax receivable	–	(2,560)	5,465
Inventories	(1,249)	29	(317)
Prepaid expenses and other assets	4,727	(287)	(1,743)
Trade accounts payable	1,429	(856)	3,467
Accrued payroll	15,948	2,208	516
Amounts due to third party payors	1,200	(1,000)	(1,281)
Accrued risk reserves	3,454	540	2,818
Provider relief funds	16,068	–	–
Contract liabilities	51,253	–	–
Other current liabilities	5,898	780	(2,050)
Other noncurrent liabilities	7,146	799	(1,478)
Net cash provided by operating activities	203,259	100,103	98,435
Cash Flows From Investing Activities:
Purchases of property and equipment	(21,873)	(26,400)	(29,772)
Proceeds from the sale of skilled nursing facility	6,750	–	4,300
Investments in unconsolidated companies	(305)	(222)	(444)
Acquisition of equity method investment	(6,648)	(15,589)	(527)
Investments in notes receivable	(425)	(5,462)	–
Collections of notes receivable	2,483	1,379	1,553
Purchases of marketable securities	(84,854)	(12,471)	(13,311)
Sale of marketable securities	40,994	44,500	4,539
Net cash used in investing activities	(63,878)	(14,265)	(33,662)
Cash Flows From Financing Activities:
Borrowings under credit facility	40,000	–	–
Principal payments under credit facility	(50,000)	(45,000)	(45,000)
Principal payments under finance lease obligations	(4,166)	(3,923)	(3,696)
Dividends paid to common stockholders	(31,921)	(31,208)	(29,827)
Issuance of common shares	1,756	2,346	2,865
Repurchase of common shares	(53)	(872)	(867)
Noncontrolling interest contributions (distributions)	2,488	(468)	–
Entrance fee deposits (refunds)	7	(623)	(749)
Net cash used in financing activities	(41,889)	(79,748)	(77,274)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	97,492	6,090	(12,501)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	61,010	54,920	67,421
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$158,502	$61,010	$54,920

Balance Sheet Classifications:
Cash and cash equivalents	$147,093	$50,334	$43,247
Restricted cash and cash equivalents	11,409	10,676	11,673
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$158,502	$61,010	$54,920

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued, in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental Information:

Cash payments for interest	$1,425	$3,118	$4,899

Cash payments for income taxes	16,524	20,889	9,182

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Equity

(in thousands, except for share and per share amounts)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2018	15,212,133	$152	$215,659	$419,423	$67,504	$694	$703,432
Reclassification due to new accounting standards	–	–	–	68,201	(68,201)	–	–
Net income	–	–	–	58,964	–	(265)	58,699
Equity contributed by noncontrolling interest	–	–	–	–	–	750	750
Other comprehensive loss	–	–	–	–	(2,048)	–	(2,048)
Stock–based compensation	–	–	1,778	–	–	–	1,778
Shares sold – options exercised	57,375	1	2,865	–	–	–	2,866
Repurchase of common shares	(14,506)	–	(867)	–	–	–	(867)
Dividends declared to common stockholders ($1.98 per share)	–	–	–	(30,153)	–	–	(30,153)
Balance at January 1, 2019	15,255,002	$153	$219,435	$516,435	$(2,745)	$1,179	$734,457
Net income	–	–	–	68,211	–	(235)	67,976
Distributions attributable to noncontrolling interest	–	–	–	–	–	(468)	(468)
Other comprehensive income	–	–	–	–	5,305	–	5,305
Stock–based compensation	–	–	1,878	–	–	–	1,878
Shares sold – options exercised	87,600	–	2,346	–	–	–	2,346
Repurchase of common shares	(10,396)	–	(872)	–	–	–	(872)
Dividends declared to common stockholders ($2.06 per share)	–	–	–	(31,553)	–	–	(31,553)
Balance at December 31, 2019	15,332,206	$153	$222,787	$553,093	$2,560	$476	$779,069
Net income	–	–	–	41,871	–	119	41,990
Contributions attributable to noncontrolling interest	–	–	–	–	–	2,488	2,488
Other comprehensive income	–	–		–	2,497	–	2,497
Stock–based compensation	–	–	2,453	–	–	–	2,453
Shares sold – options exercised	38,336	–	1,756	–	–	–	1,756
Repurchase of common shares	(797)	–	(53)	–	–	–	(53)
Dividends declared to common stockholders ($2.08 per share)	–	–	–	(31,940)	–	–	(31,940)
Balance at December 31, 2020	15,369,745	$153	$226,943	$563,024	$5,057	$3,083	$798,260

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

Variable interest entities (“VIEs”) in which we have an interest have been consolidated when we have been identified as the primary beneficiary. Investments in ventures in which we have the ability to exercise significant influence but do not have control over are accounted for using the equity method. Equity method investments are initially recorded at cost and subsequently are adjusted for our share of the venture’s earnings or losses and cash distributions. Our most significant equity method investment is a 75.1% noncontrolling ownership interest in Caris, a business that specializes in hospice care services. Investments in entities in which we lack the ability to exercise significant influence are included in the consolidated financial statements at cost unless there has been a decline in the market value of our investment.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors.  Contractual adjustments are based on contractual agreements and historical experience.  The Company considers the patient's ability and intent to pay the amount of consideration upon admission.  Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense was $3,339,000, $2,403,000, and $1,524,000 for years ended December 31, 2020, 2019, and 2018, respectively.  As of December 31, 2020, and 2019, the Company has recorded allowance for doubtful accounts of $5,672,000 and $4,451,000, respectively, as our best estimate of probable losses inherent in the accounts receivable balance.

Other Revenues

As discussed in Note 4, other revenues include revenues from the provision of insurance services, management and accounting services to other long–term care providers, and rental income. Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income over the policy period. We charge for management services based on a percentage of net revenues. We charge for accounting services based on a monthly fee or a fixed fee per bed of the long–term care center under contract. We record other revenues as the performance obligations are satisfied based on the terms of our contractual arrangements.

We recognize rental income based on the terms of our operating leases. Under certain of our leases, we receive variable rent, which is based on the increase in revenues of a lessee over a base year. We recognize variable rent annually or monthly, as applicable, when, based on the actual revenue of the lessee is earned.

Government Grants

Given the absence of specific guidance to account for government grants under U.S. GAAP, we have concluded to account for government grants in accordance with International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, we recognize grant income on a systematic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate.

Segment Reporting

In accordance with the provisions of Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and one behavioral health hospital, and (2) homecare services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. See Note 6 for further disclosure of the Company’s operating segments.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $31,983,000, $24,758,000, and $28,710,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less when purchased.

Restricted Cash and Cash Equivalents and Restricted Marketable Securities

Restricted cash and cash equivalents and restricted marketable securities represent assets that are primarily held by our wholly owned limited purpose insurance companies for workers' compensation and professional liability claims.

Investments in Marketable Securities and Restricted Marketable Securities

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01 using the modified retrospective method as required in the standard. ASU No. 2016-01 revised the classification and measurement of investments in certain equity investments and required the change in fair value of many equity investments to be recognized in net income. The adoption of ASU No. 2016-01 resulted in a $68,073,000 reclassification of net unrealized gains from accumulated other comprehensive income to the opening balance sheet of retained earnings.

Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s cost basis is written down to fair value through our results of operations. For debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

Inventories

Inventories consist generally of food and supplies and are valued at the lower of cost or net realizable value, with cost determined on a first–in, first–out (FIFO) basis.

Mortgage and Other Notes Receivable

In accordance with ASC Topic 310, Receivables, NHC evaluates the carrying values of its mortgage and other notes receivable on an instrument-by-instrument basis. On a quarterly basis, NHC reviews its notes receivable for recoverability when events or circumstances, including the non–receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

In accordance with ASC Topic 360, Property, Plant, and Equipment, we evaluate the recoverability of the carrying values of our properties on a property-by-property basis. We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize impairment is based on estimated future undiscounted cash flows from a property over the remaining useful life compared to the carrying value of that property. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property.

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

The Company records right-of-use assets and liabilities on the consolidated balance sheets for non-cancelable real estate operating leases with original or remaining lease terms in excess of one year. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheets and are expensed on a straight-line basis over the lease term in our consolidated statement of operations. We recognize lease components and non-lease components together and not as separate parts of a lease for real estate leases.

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

The following table represents activity in goodwill by segment (in thousands):

	Year Ended December 31, 2020
	Inpatient Services	Homecare	All Other	Total
January 1, 2018	$–	$17,600	$–	$17,600
Additions	3,395	–	–	3,395
December 31, 2018	3,395	17,600	–	20,995
Additions	–	–	–	–
December 31, 2019	3,395	17,600	–	20,995
Additions	346	–	–	346
December 31, 2020	$3,741	$17,600	$–	$21,341

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as other noncurrent liabilities in the Company's consolidated balance sheets. The balances of refundable entrance fees as of December 31, 2020 and December 31, 2019 were $7,462,000 and $7,455,000, respectively.

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non–refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. The obligation to provide future services is included in other noncurrent liabilities in the Company’s consolidated balance sheets. At December 31, 2020 and 2019, we have recorded a future service obligation in the amounts of $2,177,000 and $2,035,000, respectively.

Other Noncurrent Liabilities

Other noncurrent liabilities include reserves primarily related to various uncertain income tax positions, deferred revenue, and obligations to provide services to our CCRC residents. Deferred revenue includes the deferred gain on the sale of assets to National Health Corporation (“National”) and the non-refundable portion (10%) of CCRC entrance fees being amortized over the remaining life expectancies of the residents.

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

Comprehensive Income

ASC Topic 220, Comprehensive Income, requires that changes in the amounts of certain items, including unrealized gains and losses on marketable debt securities, be shown in the consolidated financial statements as comprehensive income. We report comprehensive income in the consolidated statements of comprehensive income and also in the consolidated statements of stockholders’ equity.

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, marketable securities, restricted marketable securities and notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash and cash equivalents are primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. We perform continual credit evaluations of our clients and maintain appropriate allowances for doubtful accounts on any accounts receivable proving uncollectible, and continually monitor and adjust these allowances as necessary. Marketable securities and restricted marketable securities are held primarily in accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities.

At any point in time we have funds in our operating accounts and restricted cash accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts, these cash and restricted cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

Our financial instruments, principally our notes receivable, are subject to the possibility of loss of the carrying values as a result of the failure of other parties to perform according to their contractual obligations. We obtain various collateral and other protective rights, and continually monitor these rights in order to reduce such possibilities of credit loss. We evaluate the need to provide reserves for potential credit losses on our financial instruments based on management's periodic review of the portfolio on an instrument-by-instrument basis.

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU Update No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. The Company adopted the standard as of January 1, 2020. This standard did not have a material impact on our consolidated financial statements; however, we did update our processes specifically in how we monitor credit related declines in market value for our available for sale marketable debt securities.

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

Note 2 – Coronavirus Pandemic ("COVID-19")

In early March 2020, COVID-19, a disease caused by the novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. The COVID-19 virus has spread rapidly, with every state in the United States (“U.S.”) being impacted. The rapid spread has resulted in authorities around the U.S. implementing various measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had an adverse impact on the Company's results of operations in 2020. The financial results for the second, third, and fourth quarters of 2020 have been significantly impacted by COVID-19 with census in our skilled nursing facilities dropping to 83.6% for the year, while we also incurred significantly increased operating expenses.

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

During the second, third, and fourth quarters of 2020, we received disbursements from the Provider Relief Fund which totaled $63,573,000. These funds come with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. Of the $63,573,000 of funds received, the Company recorded $47,505,000 of government stimulus income for the year ended December 31, 2020 determined on a systematic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate.  The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the US. Department of Health and Human Services (“HHS”), but are subject to audit by the HHS.

As of December 31, 2020, amounts not recognized as income are $16,068,000 and are reflected in the current liability section of our consolidated balance sheet (provider relief funds). We anticipate incurring additional COVID-19 related expenses or lost revenues in the future; therefore, at this time, we believe we will fully utilize the remaining $16,068,000 of provider relief funds before the reporting requirement deadline that is required by the U.S. HHS.

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received approximately $51,253,000 as part of this program. On October 8, 2020 as part of the Continuing Appropriations Act, 2021 and Other Extensions Act, CMS amended the repayment terms for the accelerated and advance payments. These funds will begin to be applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment begins, repayment will occur through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding six months, repayment will occur through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. As of December 31, 2020, the accelerated payments are reflected within contract liabilities in the consolidated balance sheets as the related performance obligations have not been completed.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension. Our net patient revenues increased by approximately $2,900,000 in 2020 (2nd, 3rd, and 4th quarter impact) due to sequestration being temporarily suspended for the eight-month period.

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would be due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At December 31, 2020, we have deferred $21,158,000 of the Company’s share of the social security taxes.  At December 31, 2020, half of the payroll tax deferral is included in accrued payroll in the current liabilities section of the consolidated balance sheet and the other half of the payroll tax deferral is included in other noncurrent liabilities within our consolidated balance sheet.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. For the year ended December 31, 2020, we have recorded $26,179,000 in net patient revenues in our consolidated statements of operations for these supplemental Medicaid payments.

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

	Year Ended December 31,
(in thousands)	2020	2019	2018
Inpatient services	$879,693	$893,201	$872,912
Homecare services	52,102	54,671	59,862
Total net patient revenue	$931,795	$947,872	$932,774

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2020	2019	2018
Medicare	33%	34%	35%
Managed Care	11%	12%	12%
Medicaid	31%	27%	26%
Private Pay and Other	25%	27%	27%
Total	100%	100%	100%

Medicare covers skilled nursing services for beneficiaries who require nursing care and/or rehabilitation services following a hospitalization of at least three consecutive days (there is a temporary relief from the three-day hospital stay during the COVID-19 emergency). For each eligible day a Medicare beneficiary is in a skilled nursing facility, Medicare pays the facility a daily payment, subject to adjustment for certain factors such as a wage index in the geographic area. The payment covers all services provided by the skilled nursing facility for the beneficiary that day, including room and board, nursing, therapy and drugs, as well as an estimate of capital–related costs to deliver those services.

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

Contract Liabilities

Included in the Company’s consolidated balance sheets are contract liabilities, which represent payments the Company receives in advance of services provided. As of December 31, 2020, the Company has recorded $51,253,000 in contract liabilities related to receipts from the Medicare Accelerated and Advance Payment Program. These funds will begin to be applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds.

A summary of the contract liabilities are follows (in thousands):

Balance, January 1, 2020	$–
Payments received	51,253
Payments recognized	–
Balance, December 31, 2020	$51,253

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are in compliance with all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $16,454,000 and $15,108,000 as of December 31, 2020 and 2019, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Year Ended December 31,
(in thousands)	2020	2019	2018
Rental income	$22,768	$22,641	$22,262
Management and accounting service fees	17,147	18,533	15,175
Insurance services	5,447	6,209	7,084
Other	771	1,128	1,386
Gain on sale of skilled nursing facility	2,784	–	1,668
Total other revenues	$48,917	$48,511	$47,575

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 7 – Long-Term Leases. Rental income reflected in the consolidated statements of operations consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Operating lease payments	$22,019	$21,937	$21,516
Variable lease payments	749	704	746
Total rental income	$22,768	$22,641	$22,262

The following table sets forth the undiscounted cash flows for future minimum lease payments receivable for leases in effect at December 31, 2020 (in thousands):

2021	$23,011
2022	22,907
2023	22,738
2024	22,730
2025	22,730
Thereafter	220
Total future minimum lease payments	$114,336

Management Fees from National

We have managed skilled nursing facilities for National since 1988, and we currently manage five facilities. See Note 19 regarding our relationship with National.

During 2020, 2019 and 2018, we recognized approximately $4,729,000, $6,627,000, and $4,304,000, respectively, of management fees and interest on management fees. Unrecognized and unpaid management fees and interest on management fees from National total $18,971,000 and $19,148,000 at December 31, 2020 and 2019, respectively.

The unpaid fees from these five facilities, because collection of substantially all of the contract consideration was not probable when the performance obligation was satisfied, will be recognized as revenues only in the period in which the amounts are received. Under the terms of our management agreement with National, the payment of these fees to us may be subordinated to other expenditures of the five skilled nursing facilities. We continue to manage these facilities so that we may be able to collect our fees in the future and because the incremental savings from discontinuing services to a facility may be small compared to the potential benefit. We may receive payment for the unrecognized management fees in whole or in part in the future only if cash flows from the operating and investing activities of centers or proceeds from the sale of the centers are sufficient to pay the fees. There can be no assurance that such future improved cash flows will occur.

Management Fees and Financial and Accounting Services for Other Healthcare Centers

During 2020, 2019 and 2018, we provided management services to certain healthcare facilities (in addition to the five National centers) operated by third party owners.  For the years ended December 31, 2020, 2019 and 2018, we recognized management fees of $2,973,000, $2,952,000 and $2,532,000 from these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 were $3,300,000, $3,536,000, and $4,392,000, respectively. Associated losses and expenses are reflected in the consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 were $2,147,000, $2,673,000, and $2,692,000, respectively. Associated losses and expenses including those for self–insurance are included in the consolidated statements of operations as "Other operating costs and expenses".

Gain on sale of skilled nursing facility

In November 2020, the Company sold a skilled nursing facility located in Town & Country, Missouri. The total consideration paid to the Company was $6,750,000, which resulted in a gain of $2,784,000.

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

	Year Ended December 31,
(in thousands)	2020	2019	2018
Equity in earnings of unconsolidated investments	$12,342	$9,744	$1,020
Dividends and net realized gains on sale of securities	8,390	7,840	7,417
Interest income	5,795	7,188	7,183
Gain on acquisitions of equity method investments	1,707	1,975	2,050
Total non-operating income	$28,234	$26,747	$17,670

Caris HealthCare, L.P. (“Caris”)

Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris, a business that specializes in hospice care services. The carrying value of our investment is $38,916,000 and $36,673,000 at December 31, 2020 and 2019, respectively. The carrying amounts are included in investments in unconsolidated companies in the consolidated balance sheets.

Gain on acquisitions of equity method investments

On February 27, 2020, the Company expanded its controlled operations through an acquisition of the remaining ownership interest of a 166-bed skilled nursing facility in Knoxville, Tennessee. We previously held a 25% noncontrolling interest in the facility and accounted for the investment as an equity method investment. The operating results of the business have been included in the accompanying consolidated financial statements since the remaining ownership interest acquisition date.

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

In June 2019, the Company expanded its controlled operations through an acquisition of the remaining ownership interest of a 60-bed memory care facility in St. Peters, Missouri. We previously held a noncontrolling interest in the facility and accounted for the investment as an equity method investment. This remeasurement of our equity interest at fair value resulted in a gain of $1,975,000. The operating results of the business have been included in the accompanying consolidated financial statements since the June 2019 acquisition date.

In July 2018, the Company expanded its controlled operations through an acquisition of additional ownership resulting in a controlling financial interest of a 16-bed geriatric psychiatric hospital in Osage Beach, Missouri.  We previously held a noncontrolling interest and accounted for the hospital as an equity method investment.  This remeasurement of our equity interest at fair value resulted in a gain of $2,050,000. The operating results of the business have been included in the accompanying consolidated financial statements since the July 2018 acquisition date.

Note 6 – Business Segments

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and our behavioral health hospital, and (2) homecare services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as chief operating decision make (“CODM”), to assess performance and allocate resources.

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$879,693	$52,102	$–	$931,795
Other revenues	3,403	–	45,514	48,917
Government stimulus income	47,505	–	–	47,505
Net operating revenues and grant income	930,601	52,102	45,514	1,028,217

Costs and Expenses:
Salaries, wages and benefits	538,775	33,104	37,427	609,306
Other operating	261,643	14,689	10,513	286,845
Facility rent	33,090	1,802	5,602	40,494
Depreciation and amortization	38,217	377	3,424	42,018
Interest	1,374	–	25	1,399
Total costs and expenses	873,099	49,972	56,991	980,062

Income (loss) before non-operating income	57,502	2,130	(11,477)	48,155
Non-operating income	–	–	28,234	28,234
Unrealized losses on marketable equity securities	–	–	(23,966)	(23,966)

Income (loss) before income taxes	$57,502	$2,130	$(7,209)	$52,423

	Year Ended December 31, 2019
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$893,201	$54,671	$–	$947,872
Other revenues	910	–	47,601	48,511
Net operating revenues	894,111	54,671	47,601	996,383

Costs and Expenses:
Salaries, wages and benefits	526,430	33,037	33,364	592,831
Other operating	242,435	17,003	9,004	268,442
Facility rent	32,748	1,854	5,916	40,518
Depreciation and amortization	38,731	250	3,438	42,419
Interest	1,578	–	1,557	3,135
Total costs and expenses	841,922	52,144	53,279	947,345

Income (loss) before non-operating income	52,189	2,527	(5,678)	49,038
Non-operating income	–	–	26,747	26,747
Unrealized gains on marketable equity securities	–	–	12,230	12,230

Income before income taxes	$52,189	$2,527	$33,299	$88,015

	Year Ended December 31, 2018
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$872,912	$59,862	$–	$932,774
Other revenues	2,494	–	45,081	47,575
Net operating revenues	875,406	59,862	45,081	980,349

Costs and Expenses:
Salaries, wages and benefits	513,647	33,339	35,735	582,721
Other operating	225,133	19,566	9,339	254,038
Facility rent	33,052	1,945	5,926	40,923
Depreciation and amortization	38,372	229	3,293	41,894
Interest	1,504	–	3,193	4,697
Total costs and expenses	811,708	55,079	57,486	924,273

Income (loss) before non-operating income	63,698	4,783	(12,405)	56,076
Non-operating income	–	–	17,670	17,670
Unrealized gains on marketable securities	–	–	1,138	1,138

Income before income taxes	$63,698	$4,783	$6,403	$74,884

Note 7 – Long–Term Leases

As of December 31, 2020, we leased from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator.

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

Base rent expense under both NHI lease agreements totals $34,200,000 annually. Percentage rent under the leases is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent expense under both leases for 2020, 2019, and 2018 was $3,617,000, $3,587,000 and $3,713,000, respectively.

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

Fixed assets recorded under the finance leases, which are included in property and equipment in the consolidated balance sheets, are as follows (in thousands):

	December 31,
	2020	2019
Buildings and personal property	$39,032	$39,032
Accumulated amortization	(26,739)	(22,859)
	$12,293	$16,173

Lease Classification

The Company recorded the following on the consolidated balance sheets (in thousands):

		December 31,
Right-of-Use Assets	Balance Sheet Classification	2020	2019
Finance lease assets	Net property and equipment	$12,293	$16,173
Operating lease right-of use assets	Operating lease right-of-use assets	179,055	202,909
Total		$191,348	219,082

		December 31,
Lease Liabilities	Balance Sheet Classification	2020	2019
Current:
Finance lease liabilities	Finance lease obligations, current portion	$4,423	$4,166
Operating lease liabilities	Operating lease liabilities, current portion	25,451	24,243
Noncurrent:
Finance lease liabilities	Finance lease obligations, less current portion	10,540	14,963
Operating lease liabilities	Operating lease liabilities, less current portion	153,604	178,666
Total		$194,018	$222,038

Weighted-average remaining lease terms and discount rates were as follows:

December 31,	2020	2019
Weighted-average remaining lease terms (in years)
Finance	3.2	4.2
Operating	6.2	7.1

Weighted-average discount rate
Finance	6.0%	6.0%
Operating	6.0%	6.0%

Lease Costs

Lease costs recorded in the consolidated statement of operations are as follows (in thousands):

December 31,	2020	2019
Finance lease costs:
Depreciation of leased assets	$3,906	$3,889
Interest of lease liabilities	1,064	1,306
Total finance lease costs	4,970	5,195

Operating lease costs:
Operating lease costs	35,656	35,881
Variable lease costs	3,617	3,587
Short-term lease costs	1,221	1,050
Total operating lease costs	40,494	40,518

Total lease costs	$45,464	$45,713

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of December 31, 2020 (in thousands):

	Finance Leases	Operating Leases
2021	$5,200	$35,292
2022	5,200	34,971
2023	5,200	34,613
2024	867	34,414
2025	–	34,253
Thereafter	–	39,950
Total minimum lease payments	$16,467	$213,493
Less: amounts representing interest	(1,504)	(34,438)
Present value of future minimum lease payments	14,963	179,055
Less: current portion	(4,423)	(25,451)
Noncurrent lease liabilities	$10,540	$153,604

Other

Supplemental cash flow data were as follows (in thousands):

December 31,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$35,655	$35,881
Operating cash flows for finance leases	1,064	1,306
Financing cash flows for finance leases	4,166	3,923

Note 8 – Earning Per Share

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Basic:
Weighted average common shares outstanding	15,306,174	15,270,154	15,224,886
Net income attributable to common stockholders of National Healthcare Corporation	$41,871	$68,211	$58,964

Earnings per common share, basic	$2.74	$4.47	$3.87

Diluted:
Weighted average common shares outstanding	15,306,174	15,270,154	15,224,886
Dilutive effect of stock options	63,349	89,892	11,940
Assumed average common shares outstanding	15,369,523	15,360,046	15,236,826

Net income attributable to common stockholders of National Healthcare Corporation	$41,871	$68,211	$58,964

Earnings per common share, diluted	$2.72	$4.44	$3.87

Note 9 – Investments in Marketable Securities

Our investments in marketable securities include marketable equity securities and marketable debt securities. Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. Any credit related decline in fair market value of our available for sale debt securities are recorded in our results of operations through an allowance for credit losses. Realized gains and losses from securities sales are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis.

Marketable securities consist of the following (in thousands):

	December 31, 2020		December 31, 2019
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$128,590	$30,176	$152,453
Corporate debt securities	25,812	25,778	–	–
Asset-backed securities	2,485	2,480	–	–
U.S. Treasury securities	19,519	19,504	–	–
Restricted investments available for sale:
Marketable equity securities	4,783	4,680	–	–
Corporate debt securities	61,709	66,247	63,414	65,653
Asset–backed securities	40,655	41,769	54,451	55,185
U.S. Treasury securities	20,760	21,159	13,379	13,410
State and municipal securities	12,497	12,898	12,922	13,158
	$218,396	323,105	$174,342	$299,859

Included in the marketable equity securities available for sale are the following (in thousands, except share amounts):

	December 31, 2020			December 31, 2019
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$112,792	1,630,642	$24,734	$132,865

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows:

	December 31, 2020		December 31, 2019
(in thousands)	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$49,694	$49,863	$15,726	$15,767
1 to 5 years	99,143	103,002	88,314	90,408
6 to 10 years	34,326	36,685	40,126	41,231
Over 10 years	274	285	–	–
	$183,437	$189,835	$144,166	$147,406

Gross unrealized gains related to marketable equity securities are $98,445,000 and $122,290,000 as of December 31, 2020 and 2019, respectively. Gross unrealized losses related to marketable equity securities are $134,000 and $13,000 as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, the Company recognized net unrealized losses of $23,966,000 and net unrealized gains of $12,230,000, respectively, in the consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $6,759,000 and $3,407,000 as of December 31, 2020 and 2019, respectively. Gross unrealized losses related to available for sale marketable debt securities are $361,000 and $137,000 as of December 31, 2020 and 2019, respectively.

The Company has not recognized any credit related impairments for the years ended December 31, 2020, 2019, and 2018.

For the marketable debt securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable debt securities during the years ended December 31, 2020, 2019, and 2018 were $40,994,000, $44,500,000, and $4,539,000, respectively. Net investment gains of $195,000, $127,000, and $18,000 were realized on these sales during the years ended December 31, 2020, 2019, and 2018, respectively. No sales were reported for the marketable equity securities for the years ended December 31, 2020, 2019, and 2018.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2020 or 2019.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. At December 31, 2020 and 2019, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2020 and December 31, 2019 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2020	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$147,093	$147,093	$–	$–
Restricted cash and cash equivalents	11,409	11,409	–	–
Marketable equity securities	133,270	133,270	–	–
Corporate debt securities	92,025	56,772	35,253	–
Asset–backed securities	44,249	–	44,249	–
U.S. Treasury securities	40,663	40,663	–	–
State and municipal securities	12,898	–	12,898	–
Total financial assets	$481,607	$389,207	$92,400	$–

	Fair Value Measurements Using
December 31, 2019	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$50,334	$50,334	$–	$–
Restricted cash and cash equivalents	10,676	10,676	–	–
Marketable equity securities	152,453	152,453	–	–
Corporate debt securities	65,653	48,584	17,069	–
Asset–backed securities	55,185	-	55,185	–
U.S. Treasury securities	13,410	13,410	–	–
State and municipal securities	13,158	1,975	11,183	–
Total financial assets	$360,869	$277,432	$83,437	$–

Note 11 – Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2020	2019
Land	$64,385	$61,018
Leasehold improvements	125,889	122,520
Buildings and improvements	641,367	644,236
Furniture and equipment	180,463	177,717
Construction in progress	18,322	11,713
Property and equipment, at cost	1,030,426	1,017,204
Less: Accumulated depreciation	(510,108)	(481,774)
Net property and equipment	$520,318	$535,430

The Company estimates the cost to complete construction in progress is approximately $380,000 at December 31, 2020.

Note 12 – Notes Receivable

At December 31, 2020 and 2019, we have notes receivable from healthcare facilities totaling $13,021,000 and $15,079,000, respectively, reflected in the accompanying consolidated balance sheets. The notes include a working capital loan and a first mortgage, both with 8% fixed interest rates and periodic payments required prior to maturity. The notes mature in 2022 and 2025.

Note 13 – Long–Term Debt

Long–term debt consists of the following (dollars in thousands):

		December 31,
	Maturity	2020	2019
Credit Facility, interest payable monthly	2020	$–	$10,000
Less current portion		–	(10,000)
		$–	$–

On August 13, 2020, NHC terminated the credit facility. At December 31, 2020, the Company does not have a credit facility in place.

Note 14 – Income Taxes

The provision for income taxes is comprised of the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax provision
Federal	$19,054	$13,356	$13,583
State	2,337	1,101	1,612
Total current tax provision	21,391	14,457	15,195
Deferred tax provision
Federal	(8,349)	4,048	610
State	(2,609)	1,534	380
Total deferred tax provision	(10,958)	5,582	990
Income tax provision	$10,433	$20,039	$16,185

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued risk reserves	$1,764	1,625
Accrued expenses	11,803	5,926
Financial reporting depreciation in excess of tax depreciation	4,125	3,966
Stock based compensation	1,063	666
Deferred revenue	4,215	5,425
Operating lease liabilities	45,486	52,870
Other	698	665
Total gross deferred tax assets	69,154	71,143
Less: valuation allowance	–	–
Deferred tax assets less valuation allowance	$69,154	$71,143

Deferred tax liabilities:
Unrealized gains on marketable securities	$(27,040)	$(32,638)
Deferred gain on sale of assets, net	(2,042)	(2,094)
Book basis in excess of tax basis of intangible assets	(2,360)	(2,063)
Book basis in excess of tax basis of securities	(2,514)	(2,172)
Long–term investments	(3,791)	(3,318)
Operating lease assets	(45,486)	(52,870)
Total deferred tax liabilities	$(83,233)	$(95,155)

Net deferred tax liability	$(14,079)	$(24,012)

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax provision at federal statutory rate	$11,009	$18,483	$15,726

Increase (decrease) in income taxes resulting from:
State, net of federal benefit	1,631	3,850	3,213
Return to provision	(382)	(793)	(1,418)
Unrecognized tax benefits	166	512	586
Expiration of statute of limitations	(2,366)	(2,064)	(2,222)
Other net	375	51	300
Total increases (decreases)	(576)	1,556	459
Effective income tax expense	$10,433	$20,039	$16,185

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2018	$5,048	$12,520	$3,275	$15,795
Additions based on tax positions related to the current year	811	811	–	811
Additions for tax positions of prior years	209	388	937	1,325
Reductions for statute of limitation expirations	(505)	(1,786)	(941)	(2,727)
Balance, December 31, 2018	5,563	11,933	3,271	15,204
Additions based on tax positions related to the current year	1,418	1,418	–	1,418
Additions for tax positions of prior years	907	1,002	973	1,975
Reductions for statute of limitation expirations	(475)	(1,604)	(935)	(2,539)
Balance, December 31, 2019	7,413	12,749	3,309	16,058
Additions based on tax positions related to the current year	1,229	1,229	–	1,229
Additions (reductions) for tax positions of prior years	(2,432)	(2,273)	403	(1,870)
Reductions for statute of limitation expirations	(544)	(1,812)	(1,098)	(2,910)
Balance, December 31, 2020	$5,666	$9,893	$2,614	$12,507

During the year ended December 31, 2020, we have recognized a $1,812,000 decrease in unrecognized tax benefits and an accompanying $1,098,000 decrease of related interest and penalties due to the effect of statute of limitations lapse. The favorable impact on our tax provision was $2,366,000. We have also recognized a $2,273,000 decrease in unrecognized tax benefits primarily as a result of the CARES Act. During the years ended December 31, 2019 and 2018, the favorable impact on our tax provision due to the effect of statute of limitations lapsing was $2,064,000 and $2,222,000, respectively.

Unrecognized tax benefits of $4,727,000, net of federal benefit at December 31, 2020, attributable to permanent differences, would favorably impact our effective tax rate if recognized. We do not expect significant increases or decreases in unrecognized tax benefits for the 2021 year, except for the effect of decreases related to the lapse of statute of limitations estimated at $2,286,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense. Interest and penalties expense (benefit) was $(695,000), $38,000, and $(4,000) for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2017 (with few state exceptions).

Note 15 – Stock Repurchase Program

The stock repurchase plan began on September 1, 2019 and expired on August 31, 2020. During 2020, the Company purchased 797 shares of its common stock for a total cost of $53,000. During 2019, the Company purchased 10,396 shares of its common stock for a total cost of $872,000. During 2018, the Company repurchased 14,506 shares of its common stock for a total cost of $867,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 16 – Stock–Based Compensation

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

In May 2020, our stockholders approved the 2020 Omnibus Equity Incentive Plan (the “2020 Equity Incentive Plan”) pursuant to which 2,500,000 shares of our common stock were available to grant for restricted stock, stock appreciation rights, stock options, and employee stock purchase plans. At December 31, 2020, 2,444,943 shares were available for future grants under the 2020 Equity Incentive Plan.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions. The plan allows employees to terminate participation at any time.

Compensation expense is recognized only for the awards that ultimately vest. The Company accounts for forfeitures when they occur. Stock–based compensation totaled $2,453,000, $1,878,000, and $1,778,000, for the years ended December 31, 2020, 2019, and 2018, respectively. Stock–based compensation is included in salaries, wages and benefits in the consolidated statements of operations. Tax deductions for the options exercised totaled $677,000, $3,918,000, and $1,047,000 for the years ended December 31, 2020, 2019, and 2018, respectively. The total intrinsic value of shares exercised was $677,000, $3,960,000, and $1,047,000 for the years ended December 31, 2020, 2018 and 2018, respectively.

At December 31, 2020, the Company had $2,581,000 of unrecognized compensation cost related to unvested stock-based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

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

	Year Ended December 31,
	2020	2019	2018
Risk–free interest rate	0.87%	2.30%	2.46%
Expected volatility	20.1%	17.4%	16.1%
Expected life, in years	2.2	2.3	3.0
Expected dividend yield	2.91%	2.73%	3.29%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	1,239,407	71.19	−
Options granted	110,265	61.39	−
Options exercised	(68,291)	54.31	−
Options cancelled	(118,000)	72.11	−
Options outstanding at December 31, 2018	1,163,381	71.16	−
Options granted	77,316	77.89	−
Options exercised	(346,168)	71.57	−
Options cancelled	(85,000)	72.94	−
Options outstanding at December 31, 2019	809,529	71.24	−
Options granted	104,057	73.98	−
Options exercised	(43,630)	63.37	−
Options cancelled	(3,000)	72.94	−
Options outstanding at December 31, 2020	866,956	$72.11	$572,790

Options exercisable at December 31, 2020	215,456	$68.35	$572,790

Options Outstanding December 31, 2020	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
153,000	$60.73	–	64.64	$62.67	2.3
713,956	$72.94	–	$84.30	74.14	1.3
866,956				$72.11	1.3

Note 17 – Contingencies and Guarantees

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $99,537,000 and $96,011,000 at December 31, 2020 and 2019, respectively. The liability is included in accrued risk reserves in the consolidated balance sheets. The amounts are subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Workers’ Compensation

For workers’ compensation, we utilize a wholly owned Tennessee domiciled property/casualty insurance company to write coverage for NHC affiliates and for third–party customers. Policies are written for a duration of twelve months and cover only risks related to workers’ compensation losses. All customers are companies which operate in the long–term care industry. Business is written on a direct basis. For direct business, coverage is written for statutory limits and the insurance company’s losses in excess of those limits are covered by reinsurance.

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

Insurance coverage for all years includes primary policies and excess policies. The primary coverage is in the amount of a per incident claim and a per location claim with an annual primary policy aggregate limit that is adjusted on an annual basis. Additional insurance is purchased through third party providers that serve to supplement the coverage provided through our wholly owned captive insurance company.

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

Debt Guarantees

At December 31, 2020, no agreement to guarantee the debt of other parties exists.

Note 18 – Equity Method Investment in Caris HealthCare, L.P.

As of December 31, 2020, we have a 75.1% non–controlling ownership interest in Caris, a business that specializes in hospice care services in NHC owned health care centers and in other settings. The carrying value of our investment is $38,916,000 and $36,673,000 at December 31, 2020 and 2019, respectively. The carrying amounts are included in investments in unconsolidated companies in the consolidated balance sheets. The difference between the carrying value of our investment and our capital account balance in Caris is due to the additional limited partner ownership interest the Company acquired from current and former partners. Summarized financial information of Caris for the years ended December 31, 2020, 2019, and 2018 is provided below (in thousands).

	December 31,
	2020	2019	2018
Current assets	$27,737	$25,664	$17,539
Noncurrent assets	12,083	12,336	10,266
Liabilities	9,825	10,784	8,657
Partners’ capital	29,995	27,216	19,148
Revenue	68,649	62,034	56,410
Expenses	52,522	48,803	55,507
Net income	16,127	13,231	903

We have included separate audited financial statements for Caris as an exhibit to this filing.

Consolidation Considerations

Due to our ownership percentage in Caris, we have considered whether Caris should be consolidated by NHC under the guidance provided in ASC Topic 810, Consolidation. We do not consolidate Caris because (1) Caris’ equity at risk is sufficient to finance its activities without additional subordinated financial support, (2) the general partner of the Partnership has the power to direct the activities that most significantly impact the economic performance of Caris, and (3) the equity holders of Caris possess the characteristics of a controlling financial interest, including voting rights that are proportional to their economic interests. Supporting the assertions above is the following: (1) the ownership percentage of the general partner remains equally divided between NHC and another party, (2) the general partner manages and controls the Partnership with full and complete discretion, and (3) the limited partners have no right or power to take part in the control of the business of the Partnership, which is the position of the majority of our ownership interest.

Note 19 – Relationship with National Health Corporation

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

Management Contracts

We currently manage five skilled nursing facilities for National under a management contract. The management contract has been extended until January 1, 2028. See Note 4 for additional information regarding management services fees recognized from National.

Financing Activities

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

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation in the ESOP. National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. The administrative fee paid to National for the years ended December 31, 2020, 2019, and 2018 was $5,026,000, $5,131,000, and $5,064,000, respectively. At December 31, 2020 and 2019, the Company has recorded $0 and $1,653,000, respectively, in accounts receivable and $3,140,000 and $79,000, respectively, in accounts payable in the consolidated balance sheets as a result of the timing differences between interim payments for payroll and employee benefits services costs.

National’s Ownership of Our Stock

At December 31, 2020, National owns 1,084,763 shares, or approximately 7.1%, of our outstanding common stock.

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

Note 20 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At December 31, 2020, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

In December 2010, we signed an operating agreement to lease Springfield Rehabilitation and Health Care Center, a 120–bed skilled nursing facility located in Springfield, Missouri. The terms of the lease include a ten-year lease and include five additional, five-year lease options as well as a purchase option. The operating lease agreement was established on the same date third party owners purchased the real estate of the 120–bed skilled nursing facility. The third-party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note. The risks and rewards associated with the operations of the facility and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC. A mortgage note receivable from the third-party owners of $11,047,000 at December 31, 2020 and 2019 is eliminated in our consolidated financial statements. Land and buildings and improvements of $11,047,000 at December 31, 2020 and 2019 have been recorded in our consolidated financial statements, as well as the operations of the facility because we are the primary beneficiary in the relationship.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2020, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10–K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10–K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). We have concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of National HealthCare Corporation

Opinion on Internal Control Over Financial Reporting

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National HealthCare Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 19, 2021

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2021 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in our definitive 2021 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our definitive 2021 proxy statement set forth under the captions Section 16(A) Beneficial Ownership Reporting Compliance is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2021 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our definitive 2021 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference (which will be filed within 120 days of the end of the fiscal year to which this report relates).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)	(1)	Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)	Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance– Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts		Deductions	Balance– End of Period
For the year ended December 31, 2018
Accrued risk reserves	$93,275	$75,052	$	−	$72,303	$96,024

For the year ended December 31, 2019
Accrued risk reserves	$96,024	$79,959	$	−	$79,972	$96,011

For the year ended December 31, 2020
Accrued risk reserves	$96,011	$86,918	$	−	$83,392	$99,537

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S–4 (File No. 333–37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Specifically incorporated by reference to Exhibit 3.5 attached to Form 10-Q filed on August 3, 2017

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8–K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8–A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Specifically incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10–Q filed on May 8, 2013.

4.1	Form of Common Stock	Specifically incorporated by reference to Exhibit 4.1 attached to Form 10-Q filed on August 3, 2017

4.2	Description of each class of securities registered under Section 12 of the Exchange Act	Specifically incorporated by reference to Exhibit 4.2 attached to Form 10-K filed on February 21, 2020

10.1	Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.2	Form of Service Agreement by and between National Health Corporation and National HealthCare Corporation	Incorporated by reference to Exhibit 10.5.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.3	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10–K filed March 16, 2006

10.4	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10–K filed March 16, 2006

10.5	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10–K filed March 16, 2006

10.6	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10–K filed March 16, 2006

10.7	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10–K filed March 16, 2006

*10.8	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

*10.9	First Amendment dated February 14, 2011 to the National HealthCare Corporation 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.16 from 2015 Form 10-K filed February 19, 2016.

*10.10	Amendment dated March 10, 2015 to National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2015 Proxy Statement filed April 1, 2015.

*10.11	2017 NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Appendix B to 2017 Proxy Statement filed April 4, 2017.

* 10.12	National HealthCare Corporation’s 2020 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2020 Proxy Statement filed April 6, 2020

10.13	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.14	Agreement to Lease between NHI–REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co–Tenants	Incorporated by reference to Exhibit 10.4 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.15	Amended and Restated Amendment No. 6 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.16	Amendment No. 7 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.17

Contribution Agreement dated December 29, 2011 between National HealthCare Corporation and Caris HealthCare, L.P. pursuant to which NHC acquired a 7.5% interest in Caris from McRae in exchange for $7,500,000

Incorporated by reference to Exhibit 10.26 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.18

Assignment of membership interest in Solaris Hospice, LLC dated December 29, 2011 and effective on January 1, 2012, whereby NHC assigned its membership interest to Caris in exchange for an additional 2.7% limited partnership interest in Caris.

Incorporated by reference to Exhibit 10.27 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.19	Purchase and Sale Agreement and Extension of Master Lease dated December 26, 2012 between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.29 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.20	Amendment No. 8 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Filed Herewith

14	Code of Ethics of National HealthCare Corporation	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133–1398 Telephone (615) 890–2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

31.1	Rule 13a–14(a)/15d–14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

99.1	Caris HealthCare, L.P. Audited Financial Statements as of and for the year ended December 31, 2020	Filed Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION

Date: February 19, 2021	BY: /s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2021	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 19, 2021	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Financial Officer)
(Principal Accounting Officer)

Date: February 19, 2021	/s/ Robert G. Adams
Robert G. Adams
Chairman of the Board

Date: February 19, 2021	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 19, 2021
W. Andrew Adams
Director

Date: February 19, 2021	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: February 19, 2021	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 19, 2021	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Director