Form 10-Q
period 2021-03-31
NATIONAL HEALTHCARE CORP
filed 2021-05-06
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

15,393,140 shares of common stock of the registrant were outstanding as of May 4, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2021	2020

Revenues:
Net patient revenues	$216,855	$244,095
Other revenues	11,369	12,029
Government stimulus income	22,749	-
Net operating revenues and grant income	250,973	256,124

Cost and expenses:
Salaries, wages, and benefits	145,130	147,469
Other operating	70,153	71,668
Facility rent	10,063	10,332
Depreciation and amortization	10,161	10,438
Interest	244	412
Total costs and expenses	235,751	240,319

Income from operations	15,222	15,805

Other income:
Non–operating income	6,260	8,146
Unrealized gains/(losses) on marketable equity securities	7,059	(60,392)

Income/(loss) before income taxes	28,541	(36,441)
Income tax (provision)/benefit	(7,233)	9,625
Net income/(loss)	21,308	(26,816)
Net income attributable to noncontrolling interest	(41)	(36)

Net income/(loss) attributable to National HealthCare Corporation	$21,267	$(26,852)

Earnings/(loss) per share attributable to National HealthCare Corporation stockholders:
Basic	$1.39	$(1.76)
Diluted	$1.38	$(1.76)

Weighted average common shares outstanding:
Basic	15,327,520	15,294,777
Diluted	15,390,076	15,294,777

Dividends declared per common share	$0.52	$0.52

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income/(Loss)

(unaudited – in thousands)

	Three Months Ended March 31
	2021	2020

Net income/(loss)	$21,308	$(26,816)

Other comprehensive loss:
Unrealized losses on investments in marketable debt securities	(2,440)	(2,545)
Reclassification adjustment for realized gains on sales of marketable debt securities	-	(2)
Income tax benefit related to items of other comprehensive income	518	535
Other comprehensive loss, net of tax	(1,922)	(2,012)

Net income attributable to noncontrolling interest	(41)	(36)

Comprehensive income/(loss) attributable to National HealthCare Corporation	$19,345	$(28,864)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2021	December 31, 2020
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$134,107	$147,093
Restricted cash and cash equivalents, current portion	20,257	9,673
Marketable equity securities	135,246	128,590
Marketable debt securities	49,492	47,762
Restricted marketable equity securities	5,083	4,680
Restricted marketable debt securities, current portion	5,724	16,601
Accounts receivable	94,292	89,670
Inventories	8,117	8,781
Prepaid expenses and other assets	3,496	2,977
Notes receivable, current portion	8,804	928
Total current assets	464,618	456,755

Property and Equipment:
Property and equipment, at cost	1,034,747	1,030,426
Accumulated depreciation and amortization	(520,263)	(510,108)
Net property and equipment	514,484	520,318

Other Assets:
Restricted cash and cash equivalents, less current portion	1,727	1,736
Restricted marketable debt securities, less current portion	133,959	125,472
Deposits and other assets	4,661	4,580
Operating lease right-of-use assets	172,764	179,055
Goodwill	21,341	21,341
Notes receivable, less current portion	3,962	12,093
Investments in unconsolidated companies	37,796	40,782
Total other assets	376,210	385,059
Total assets	$1,355,312	$1,362,132

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$16,113	$21,112
Finance lease obligations, current portion	4,489	4,423
Operating lease liabilities, current portion	25,759	25,451
Accrued payroll	64,406	86,183
Amounts due to third party payors	15,574	16,454
Accrued risk reserves, current portion	31,065	30,953
Other current liabilities	25,674	21,344
Provider relief funds	23,510	16,068
Contract liabilities	51,253	51,253
Dividends payable	8,003	7,987
Total current liabilities	265,846	281,228

Finance lease obligations, less current portion	9,393	10,540
Operating lease liabilities, less current portion	147,005	153,604
Accrued risk reserves, less current portion	70,416	68,584
Refundable entrance fees	7,334	7,462
Deferred income taxes	15,157	14,079
Other noncurrent liabilities	29,973	28,375
Total liabilities	545,124	563,872

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,390,140 and 15,369,745 shares, respectively, issued and outstanding	154	153
Capital in excess of par value	227,487	226,943
Retained earnings	576,288	563,024
Accumulated other comprehensive income	3,135	5,057
Total National HealthCare Corporation stockholders’ equity	807,064	795,177
Noncontrolling interest	3,124	3,083
Total equity	810,188	798,260
Total liabilities and equity	$1,355,312	$1,362,132

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31
	2021	2020
Cash Flows From Operating Activities:
Net income/(loss)	$21,308	$(26,816)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,161	10,438
Equity in earnings of unconsolidated investments	(2,911)	(2,811)
Distributions from unconsolidated investments	5,897	2,349
Unrealized (gains)/losses on marketable equity securities	(7,059)	60,392
Gains on sale of marketable debt securities	-	(2)
Gains on acquisitions of equity method investments	-	(1,707)
Deferred income taxes	1,596	(15,008)
Stock–based compensation	496	466
Changes in operating assets and liabilities:
Accounts receivable	(4,622)	(6,212)
Federal income tax receivable	-	2,560
Inventories	664	(372)
Prepaid expenses and other assets	(601)	(1,515)
Trade accounts payable	(4,999)	(1,408)
Accrued payroll	(21,777)	(21,343)
Amounts due to third party payors	(880)	353
Accrued risk reserves	1,945	4,623
Provider relief funds	7,442	-
Other current liabilities	4,331	3,365
Other noncurrent liabilities	1,598	402
Net cash provided by operating activities	12,589	7,754
Cash Flows From Investing Activities:
Purchases of property and equipment	(4,327)	(6,628)
Acquisition of equity method investment, net of cash acquired	-	(6,648)
Investments in unconsolidated companies	-	(125)
Investments in notes receivable	-	(250)
Collections of notes receivable	255	376
Purchases of marketable securities	(7,866)	(6,360)
Proceeds from sale of marketable securities	6,086	3,410
Net cash used in investing activities	(5,852)	(16,225)
Cash Flows From Financing Activities:
Borrowings under credit facility	-	40,000
Principal payments under finance lease obligations	(1,081)	(1,019)
Dividends paid to common stockholders	(7,988)	(7,968)
Noncontrolling interest contributions	-	281
Issuance of common shares	327	400
Repurchase of common shares	(278)	(53)
Entrance fee refunds	(128)	-
Net cash (used in)/provided by financing activities	(9,148)	31,641
Net (Decrease)/Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(2,411)	23,170
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	158,502	61,010
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$156,091	$84,180

Balance Sheet Classifications:
Cash and cash equivalents	$134,107	$69,492
Restricted cash and cash equivalents	21,984	14,688
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$156,091	$84,180

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income	Interest	Equity
Balance at January 1, 2020	15,332,206	$153	$222,787	$553,093	$2,560	$476	$779,069
Net income/(loss)	–	–	–	(26,852)	–	36	(26,816)
Equity contributed by noncontrolling interest	–	–	–	–	–	281	281
Other comprehensive loss	–	–	–	–	(2,012)	–	(2,012)
Stock–based compensation	–	–	466	–	–	–	466
Shares sold – options exercised	15,006	–	400	–	–	–	400
Repurchase of common shares	(611)	–	(53)	–	–	–	(53)
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,980)	–	–	(7,980)
Balance at March 31, 2020	15,346,601	$153	$223,600	$518,261	$548	$793	743,355

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income	Interest	Equity
Balance at January 1, 2021	15,369,745	$153	$226,943	$563,024	$5,057	$3,083	$798,260
Net income	–	–	–	21,267	–	41	21,308
Other comprehensive loss	–	–	–	–	(1,922)	–	(1,922)
Stock–based compensation	–	–	496	–	–	–	496
Shares sold – options exercised	24,331	1	326	–	–	–	327
Repurchase of common shares	(3,936)	–	(278)	–	–	–	(278)
Dividends declared to common stockholders ($0.52 per share)	-	–	-	(8,003)	–	–	(8,003)
Balance at March 31, 2021	15,390,140	$154	$227,487	$576,288	$3,135	$3,124	810,188

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2021

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of March 31, 2021, we operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,463 licensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital, and 35 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a noncontrolling ownership interest in a hospice care business that services NHC-owned skilled nursing facilities and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles (“GAAP”), with limited need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited December 31, 2020 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by U.S. GAAP. Our audited December 31, 2020 consolidated financial statements are available at our web site: www.nhccare.com.

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

We assume that users of these interim financial statements have read or have access to the audited December 31, 2020 consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors. Contractual adjustments are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $919,000 and $830,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, and December 31, 2020, the Company has recorded allowance for doubtful accounts of $6,268,000 and $5,672,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $5,369,000 and $5,498,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Goodwill

We perform our annual goodwill impairment assessment on the first day of the fourth quarter.  At March 31, 2021, the Company reviewed the carrying value of goodwill for impairment indicators, including due to the events and circumstances surrounding the Coronavirus Pandemic ("COVID-19"). As a result of the review, there were no impairment indicators regarding the Company’s goodwill during the three months ended March 31, 2021 that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

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

Continuing Care Contracts

We have one continuing care retirement center (“CCRC”) within our operations. Residents at this retirement center may enter into continuing care contracts with us. The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lessor of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment value exceeds the original resident’s entry fee.

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarily determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as noncurrent liabilities section of our consolidated balance sheets. As of March 31, 2021, and December 31, 2020, we have recorded refundable entrance fees in the amount of $7,334,000 and $7,462,000, respectively.

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of March 31, 2021, and December 31, 2020, we have recorded a future service obligation liability in the amount of $2,177,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

Noncontrolling Interest

The noncontrolling interest in a subsidiary is presented within total equity in the Company's interim condensed consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income attributable to NHC in its interim condensed consolidated statements of operations. The Company’s earnings per share is calculated based on net income attributable to NHC’s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of the subsidiary earnings, contributions, and distributions.

Variable Interest Entities

We have equity interests in unconsolidated limited liability companies that operate various post-acute and senior healthcare businesses. We analyze our investments in these limited liability companies to determine if the company is considered a variable interest entity (“VIE”) and would require consolidation. To the extent that we own interests in a VIE and we (i) have the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary and would consolidate the VIE. To the extent we own interests in a VIE, then at each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary.

The Company's maximum exposure to losses in its investments in unconsolidated VIEs cannot be quantified and may or may not be limited to its investment in the unconsolidated VIE. The investments in unconsolidated VIEs are classified as “investments in limited liability companies” in the consolidated balance sheets.

Prior Period Classification

Certain amounts in prior periods have been reclassified to conform with current period presentation.

Note 3 – Coronavirus Pandemic

In early March 2020, COVID-19, a disease caused by the novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. The COVID-19 virus spread rapidly, with every state in the United States (“U.S.”) having confirmed cases. The rapid spread resulted in authorities around the U.S. implementing various measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures had an adverse impact on the Company's results of operations in 2020 and for the three months ended March 31, 2021. For the first time since the beginning of the COVID-19 pandemic, the census in our skilled nursing facilities increased approximately 3.5% from January 1, 2021 through  March 31, 2021. We began our first vaccination clinics in our skilled nursing facilities around the middle of December 2020. As of  March 31, 2021, each of our 75 skilled nursing facilities had hosted at least three vaccination clinics onsite for our patients and partners (employees). As the vaccination clinics progressed and as the vaccine became more accessible, we began to see a significant decline in COVID-19 cases among our operations.

The U.S. government enacted several laws beginning in March 2020 designed to help the nation respond to the COVID-19 pandemic. The new laws impacted healthcare providers in a variety of ways, but the largest legislation from a monetary relief perspective is the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Through the CARES Act, as well as the Paycheck Protection Program and Health Care Enhancement Act ("PPPCHE"), the federal government has allocated $178 billion to the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund. The Provider Relief Fund is administered through grants and other mechanisms to skilled nursing providers, home health providers, hospitals, and other Medicare and Medicaid enrolled providers to cover any unreimbursed health care related expenses or lost revenue attributable to the public health emergency resulting from COVID-19.

During the three months ending March 31, 2021, we received additional disbursements from the Provider Relief Fund which totaled $30,191,000. These funds come with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $22,749,000 of government stimulus income from the Provider Relief Funds for the three months ended March 31, 2021.  The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

As of March 31, 2021, amounts not recognized as income are $23,510,000 and are reflected in the current liability section of our interim condensed consolidated balance sheet (provider relief funds). We anticipate incurring additional COVID-19 related expenses or lost revenues in the future; therefore, at this time, we believe that we will fully utilize the remaining $23,510,000 of provider relief funds before the reporting requirement deadlines outlined by HHS.

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received approximately $51,253,000 as part of this program. These funds will begin to be applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment begins, repayment will occur through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding six months, repayment will occur through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. Recoupment of the accelerated payments began in the second quarter of 2021. As of March 31, 2021, the accelerated payments are reflected within contract liabilities in the interim condensed consolidated balance sheet as the related performance obligations have not been completed.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. On December 27, 2020, the Consolidated Appropriations Act of 2021 further suspended the 2.0% payment adjustment through March 31, 2021. On April 14, 2021, Congress extended the Medicare sequestration suspension period to December 31, 2021.

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would be due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At March 31, 2021, we have deferred $21,153,000 of the Company’s share of the social security taxes.  At March 31, 2021, half of the payroll tax deferral is included in accrued payroll in the current liabilities section of the consolidated balance sheet and the other half of the payroll tax deferral is included in other noncurrent liabilities within our consolidated balance sheet.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. For the three months ended March 31, 2021, we have recorded $3,955,000 in net patient revenues in our interim condensed consolidated statements of operations for these supplemental Medicaid payments.

Note 4 – Net Patient Revenues

The Company disaggregates revenue from contracts with customers by service type and by payor.

Revenue by Service Type

The Company’s net patient services can generally be classified into the following two categories: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and a behavioral health hospital, and (2) homecare services (in thousands).

	Three Months Ended March 31
	2021	2020
Net patient revenues:
Inpatient services	$203,242	$230,987
Homecare	13,613	13,108
Total net patient revenue	$216,855	$244,095

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended March 31
Source	2021	2020
Medicare	35%	34%
Managed Care	12%	11%
Medicaid	29%	29%
Private Pay and Other	24%	26%
Total	100%	100%

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

Contract Liabilities

Included in the Company’s interim condensed consolidated balance sheets are contract liabilities, which represent payments the Company receives in advance of services provided. As of March 31, 2021 and December 31, 2020, the Company has recorded $51,253,000 in contract liabilities related to receipts from the Medicare Accelerated and Advance Payment Program.  Recoupment of the accelerated payments began in the second quarter of 2021.

A summary of the contract liabilities are follows (in thousands):

Balance at December 31, 2020	$51,253
Payments received	-
Payments recognized	-
Balance at March 31, 2021	$51,253

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $15,574,000 and $16,454,000 as of March 31, 2021 and December 31, 2020, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

Note 5 – Other Revenues

Other revenues are outlined in the table below. Revenues from rental income include health care real estate properties owned by us and leased to third party operators. Revenues from management and accounting services include fees provided to manage and provide accounting services to other healthcare operators. Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly–owned insurance subsidiaries have written for certain healthcare operators to which we provide management or accounting services. "Other" revenues include miscellaneous health care related earnings (in thousands).

	Three Months Ended March 31
	2021	2020
Rental income	$5,647	$5,679
Management and accounting services fees	4,324	4,478
Insurance services	1,264	1,382
Other	134	490
Total other revenues	$11,369	$12,029

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 8 – Long Term Leases. Rental income reflected in the interim condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended March 31
	2021	2020
Operating lease payments	$5,506	$5,503
Variable lease payments	141	176
Total rental income	$5,647	$5,679

Management Fees from National

We manage five skilled nursing facilities owned by National. For the three months ended March 31, 2021 and 2020, we recognized management fees and interest on management fees of $896,000 and $1,537,000 from these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 were $753,000 and $779,000, respectively. Associated losses and expenses are reflected in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 were $511,000 and $603,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 6 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income (in thousands).

	Three Months Ended March 31
	2021	2020
Equity in earnings of unconsolidated investments	$2,911	$2,811
Dividends and net realized gains on sales of securities	1,962	2,022
Interest income	1,387	1,606
Gains on acquisitions of equity method investments	-	1,707
Total non-operating income	$6,260	$8,146

Caris HealthCare, L.P. ("Caris")

Our most significant equity method investment is a 75.1% non–controlling ownership interest in Caris, a business that specializes in hospice care services. The carrying value of our investment is $35,480,000 and $38,916,000 at March 31, 2021 and December 31, 2020, respectively. The carrying amounts are included in investments in unconsolidated companies in the consolidated balance sheets. Summarized financial information of Caris for the three months ended March 31, 2021 and 2020 is provided below (in thousands):

	Three Months Ended March 31
	2021	2020
Net revenue	$15,228	$15,826
Expenses	11,946	12,356
Net income	$3,282	$3,470

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2021
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$203,242	$13,613	$-	$216,855
Other revenues	98	-	11,271	11,369
Government stimulus income	22,749	-	-	22,749
Net operating revenues and grant income	226,089	13,613	11,271	250,973

Costs and expenses:
Salaries, wages, and benefits	128,809	8,408	7,913	145,130
Other operating	64,810	2,942	2,401	70,153
Rent	8,194	431	1,438	10,063
Depreciation and amortization	9,263	87	811	10,161
Interest	244	-	-	244
Total costs and expenses	211,320	11,868	12,563	235,751

Income/(loss) from operations	14,769	1,745	(1,292)	15,222
Non-operating income	-	-	6,260	6,260
Unrealized gains on marketable equity securities	-	-	7,059	7,059

Income before income taxes	$14,769	$1,745	$12,027	$28,541

	Three Months Ended March 31, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$230,987	$13,108	$-	$244,095
Other revenues	435	-	11,594	12,029
Net operating revenues	231,422	13,108	11,594	256,124

Costs and expenses:
Salaries, wages and benefits	135,215	8,316	3,938	147,469
Other operating	65,105	3,819	2,744	71,668
Rent	8,378	457	1,497	10,332
Depreciation and amortization	9,571	54	813	10,438
Interest	382	-	30	412
Total costs and expenses	218,651	12,646	9,022	240,319

Income from operations	12,771	462	2,572	15,805

Non-operating income	-	-	8,146	8,146
Unrealized losses on marketable equity securities	-	-	(60,392)	(60,392)

Income/(loss) before income taxes	$12,771	$462	$(49,674)	$(36,441)

Note 8 – Long-Term Leases

Operating Leases

At March 31, 2021, we leased from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. Base rent expense under both NHI lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over a base year. Total facility rent expense to NHI was $9,411,000 and $9,655,000 for the three months ended March 31, 2021 and 2020, respectively.

Finance Leases

At March 31, 2021, we leased and operated three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year.

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of March 31, 2021 (in thousands):

	Finance Leases	Operating Leases
2022	$5,200	$35,224
2023	5,200	34,855
2024	4,767	34,554
2025	-	34,370
2026	-	34,233
Thereafter	-	31,400
Total minimum lease payments	15,167	204,636
Less: amounts representing interest	(1,285)	(31,872)
Present value of future minimum lease payments	13,882	172,764
Less: current portion	(4,489)	(25,759)
Noncurrent lease liabilities	$9,393	$147,005

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31
	2021	2020
Basic:
Weighted average common shares outstanding	15,327,520	15,294,777
Net income/(loss) attributable to National HealthCare Corporation	$21,267	$(26,852)
Earnings/(loss) per common share, basic	$1.39	$(1.76)

Diluted:
Weighted average common shares outstanding	15,327,520	15,294,777
Effects of dilutive instruments	62,556	-
Weighted average common shares outstanding	15,390,076	15,294,777

Net income/(loss) attributable to National HealthCare Corporation	$21,267	$(26,852)
Earnings/(loss) per common share, diluted	$1.38	$(1.76)

In the above table, options to purchase 634,780 shares of our common stock have been excluded for the three months ended March 31, 2021 due to their anti-dilutive impact.

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

Marketable securities consist of the following (in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$135,246	$30,176	$128,590
Corporate debt securities	26,540	26,420	25,812	25,778
Asset-backed securities	3,961	3,949	2,485	2,480
U.S. Treasury securities	19,148	19,123	19,519	19,504
Restricted investments available for sale:
Marketable equity securities	4,783	5,083	4,783	4,680
Corporate debt securities	63,907	67,205	61,709	66,247
Asset-based securities	38,156	39,140	40,655	41,769
U.S. Treasury securities	22,723	22,241	20,760	21,159
State and municipal securities	10,782	11,097	12,497	12,898
	$220,176	$329,504	$218,396	323,105

Included in the marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2021			December 31, 2020
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$117,863	1,630,642	$24,734	$112,792

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$50,615	$50,855	$49,694	$49,863
1 to 5 years	98,320	101,326	99,143	103,002
6 to 10 years	36,282	36,994	34,326	36,685
Over 10 years	-	-	274	285
	$185,217	$189,175	$183,437	$189,835

Gross unrealized gains related to marketable equity securities are $105,464,000 and $98,445,000 as of March 31, 2021 and December 31, 2020, respectively. Gross unrealized losses related to marketable equity securities are $94,000 and $134,000 as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, the Company recognized a net unrealized gain of $7,059,000 and a net unrealized loss of $60,392,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $4,973,000 and $6,759,000 as of March 31, 2021 and December 31, 2020, respectively. Gross unrealized losses related to available for sale marketable debt securities are $1,015,000 and $361,000 as of March 31, 2021 and December 31, 2020, respectively. The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related.

The Company has not recognized any credit related impairments for the three months ending March 31, 2021 and 2020.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable debt securities during the three months ended March 31, 2021 and 2020 were $6,086,000 and $3,410,000, respectively. No investment gains were reported on these sales during the three months ended March 31, 2021 and $2,000 of investment gains were realized on these sales during the three months ended March 31, 2020. No sales were reported for marketable equity securities for the three months ended March 31, 2021 and 2020, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2021 and December 31, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2021	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$134,107	$134,107	$–	$–
Restricted cash and cash equivalents	21,984	21,984	–	–
Marketable equity securities	140,329	140,329	–	–
Corporate debt securities	93,625	51,961	41,664	–
Mortgage–backed securities	43,089	–	43,089	–
U.S. Treasury securities	41,364	41,364	–	–
State and municipal securities	11,097	–	11,097	–
Total financial assets	$485,595	$389,745	$95,850	$–

	Fair Value Measurements Using
December 31, 2020	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$147,093	$147,093	$–	$–
Restricted cash and cash equivalents	11,409	11,409	–	–
Marketable equity securities	133,270	133,270	–	–
Corporate debt securities	92,025	56,772	35,253	–
Asset–backed securities	44,249	–	44,249	–
U.S. Treasury securities	40,663	40,663	–	–
State and municipal securities	12,898	–	12,898	–
Total financial assets	$481,607	$389,207	$92,400	$–

Note 12 - Stock Repurchase Program

During the three months ended March 31, 2021, the Company repurchased 3,936 shares of its common stock for a total cost of $278,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $496,000 and $466,000 for the three months ended March 31, 2021 and 2020, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At March 31, 2021, the Company had $2,637,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2021 and for the year ended December 31, 2020.

	March 31, 2021	December 31, 2020
Risk–free interest rate	0.10%	0.87%
Expected volatility	44.74%	20.1%
Expected life, in years	1.0	2.2
Expected dividend yield	3.15%	2.91%

The following table summarizes our outstanding stock options for the three months ended March 31, 2021 and for the year ended December 31, 2020.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	809,529	$71.24	$–
Options granted	104,057	73.98	–
Options exercised	(43,630)	63.37	–
Options cancelled	(3,000)	72.94	–
Options outstanding at December 31, 2020	866,956	72.11	–
Options granted	10,704	67.28	–
Options exercised	(115,900)	70.01	–
Options cancelled	(6,000)	72.94	–
Options outstanding at March 31, 2021	755,760	$72.36	$4,541,600

Options exercisable at March 31, 2021	210,686	$68.35	$767,000

Options Outstanding March 31, 2021	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
135,684	60.73	-	67.28	63.41	2.1
620,076	72.94	-	84.30	74.32	1.1
755,760				72.36	1.3

Note 14 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 25.3% and 26.4% for the three months ended March 31, 2021 and 2020, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. For the three months ended March 31, 2021 and 2020, the accrual of state income taxes was the only significant reconciling item.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2017 (with certain state exceptions).

Note 15 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $101,481,000 and $99,537,000 at March 31, 2021 and December 31, 2020, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

See the notes to the quarterly financial statements, and “Item 1. Business” in our 2020 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web site at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. We operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,463 licensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital and 35 homecare programs. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. We also have a non-controlling ownership interest in a hospice care business that services NHC owned health care centers and others. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

Impact of COVID-19

In early March 2020, COVID-19, a disease caused by the novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. The COVID-19 virus spread rapidly, with every state in the United States (“U.S.”) having confirmed cases. The rapid spread resulted in authorities around the U.S. implementing various measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns. As a provider of healthcare services, we are significantly exposed to the public health and economic effects of the COVID-19 pandemic.  NHC’s primary objective has remained the same throughout the COVID-19 pandemic: that is to protect the health and safety of our patients, residents, and partners (employees). We continue to follow all guidance from the Centers for Medicare and Medicaid Services (“CMS”), the Centers for Disease Control and Prevention (“CDC”), and state and local health departments to prevent the spread of the disease within our operations.

The financial results for the three months ending March 31, 2021 have been materially impacted by COVID-19 with census in our skilled nursing facilities averaging 76.8% during the first quarter of 2021 compared with 91.4% for the three months ending March 31, 2020. For the first time since the beginning of the COVID-19 pandemic, the census in our skilled nursing facilities increased approximately 3.5% from January 1, 2021 through March 31, 2021. We began our first vaccination clinics in our skilled nursing facilities around the middle of December 2020. As of March 31, 2021, each of our 75 skilled nursing facilities have hosted at least three vaccination clinics onsite for our patients and partners (employees). As the vaccination clinics progressed and as the vaccine became more accessible, we began to see a significant decline in COVID-19 cases among our operations.  Despite the COVID-19 cases significantly declining during the first quarter of 2021, our operating expenses remained elevated with incentive compensation being paid to our frontline partners, as well as increased costs of personal protective equipment (“PPE”), sanitizers and cleaning supplies, and COVID-19 testing of our patients and partners. Despite COVID-19 disrupting operations, our capital and financial resources, including our overall liquidity, remain strong. Our liquidity provides us with significant flexibility to maintain the strength of our balance sheet in periods of uncertainty or stress.

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

Legislation and Government Stimulus Due to COVID-19

The U.S. government enacted several laws beginning in March 2020 designed to help the nation respond to the COVID-19 pandemic. The new laws impacted healthcare providers in a variety of ways, but the largest legislation from a monetary relief perspective is the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Through the CARES Act, as well as the Paycheck Protection Program and Health Care Enhancement Act ("PPPCHE"), the federal government has allocated $178 billion to the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund. The Provider Relief Fund is administered through grants and other mechanisms to skilled nursing providers, home health providers, hospitals, and other Medicare and Medicaid enrolled providers to cover any unreimbursed health care related expenses or lost revenue attributable to the public health emergency resulting from COVID-19.

During the three months ending March 31, 2021, we received additional disbursements from the Provider Relief Fund which totaled $30,191,000. These funds come with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $22,749,000 of government stimulus income from the Provider Relief Funds for the three months ended March 31, 2021.  The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

As of March 31, 2021, amounts not recognized as income are $23,510,000 and are reflected in the current liability section of our interim condensed consolidated balance sheet (provider relief funds). We anticipate incurring additional COVID-19 related expenses or lost revenues in the future; therefore, at this time, we believe that we will fully utilize the remaining $23,510,000 of provider relief funds before the reporting requirement deadlines outlined by HHS.

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received approximately $51,253,000 as part of this program. These funds will begin to be applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment begins, repayment will occur through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding six months, repayment will occur through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. Recoupment of the accelerated payments began in the second quarter of 2021. As of March 31, 2021, the accelerated payments are reflected within contract liabilities in the interim condensed consolidated balance sheet as the related performance obligations have not been completed.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. On December 27, 2020, the Consolidated Appropriations Act of 2021 further suspended the 2.0% payment adjustment through March 31, 2021. On April 14, 2021, Congress extended the Medicare sequestration suspension period to December 31, 2021.

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would be due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At March 31, 2021, we have deferred $21,153,000 of the Company’s share of the social security taxes.  At March 31, 2021, half of the payroll tax deferral is included in accrued payroll in the current liabilities section of the consolidated balance sheet and the other half of the payroll tax deferral is included in other noncurrent liabilities within our consolidated balance sheet.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. For the three months ended March 31, 2021, we have recorded $3,955,000 in net patient revenues in our interim condensed consolidated statements of operations for these supplemental Medicaid payments.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending March 31, 2021 was 76.8% compared to 91.4% for the same period a year ago. For the first time since the beginning of the COVID-19 pandemic, the census in our skilled nursing facilities increased approximately 3.5% from January 1, 2021 through March 31, 2021.

Due to the pandemic, as well as the increased availability of assisted living facilities and home and community-based services, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances to better position ourselves so we are an active participant in the delivery of post-acute healthcare services.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of March 31, 2021:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	59
Percentage of 4 and 5-star rated skilled nursing facilities	79%	49%
Average rating for all skilled nursing facilities, end of period	4.14	3.27

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
Skilled Nursing	Acquisition	166 beds	Knoxville, TN	February 2020
Assisted Living	Bed Addition	20 beds	Gallatin, TN	September 2020
Skilled Nursing	Bed Addition	30 beds	Kingsport, TN	December 2020
Behavioral Health Hospital	New Facility	16 beds	St. Louis, MO	Under Construction
Behavioral Health Hospital	New Facility	64 beds	Knoxville, TN	Under Construction

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $101,481,000 at March 31, 2021 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension. On December 27, 2020, the Consolidated Appropriations Act of 2021 further suspended the 2.0% payment adjustment through March 31, 2021. On April 14, 2021, Congress extended the Medicare sequestration suspension period to December 31, 2021.

On April 8, 2021, CMS released a proposed rule outlining fiscal year 2022 Medicare payment rates and policy changes for skilled nursing facilities, which would begin October 1, 2021. The fiscal year 2022 proposed rule provided for an approximate 1.3% increase, or $444 million, compared to 2021 levels.

For the first three months of 2021, our average Medicare per diem rate for skilled nursing facilities increased 6.3% as compared to the same period in 2020.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2020 and for the fiscal year 2021, the state of Tennessee implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2021 fiscal year will be approximately $1,500,000, or $375,000 per quarter.

Effective October 1, 2020 and for the fiscal year 2021, the state of South Carolina implemented specific individual nursing facility rate changes. We estimate the resulting increase in revenue for the 2021 fiscal year will be approximately $3,600,000 annually, or $900,000 per quarter.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. For the three months ended March 31, 2021, we have recorded $3,955,000 in net patient revenues in our interim condensed consolidated statements of operations for these supplemental Medicaid payments.

For the first three months of 2021, our average Medicaid per diem increased 8.5% compared to the same period in 2020.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2021
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$203,242	$13,613	$-	$216,855
Other revenues	98	-	11,271	11,369
Government stimulus income	22,749	-	-	22,749
Net operating revenues and grant income	226,089	13,613	11,271	250,973

Costs and expenses:
Salaries, wages, and benefits	128,809	8,408	7,913	145,130
Other operating	64,810	2,942	2,401	70,153
Rent	8,194	431	1,438	10,063
Depreciation and amortization	9,263	87	811	10,161
Interest	244	-	-	244
Total costs and expenses	211,320	11,868	12,563	235,751

Income/(loss) from operations	14,769	1,745	(1,292)	15,222
Non-operating income	-	-	6,260	6,260
Unrealized gains on marketable equity securities	-	-	7,059	7,059

Income before income taxes	$14,769	$1,745	$12,027	$28,541

	Three Months Ended March 31, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$230,987	$13,108	$-	$244,095
Other revenues	435	-	11,594	12,029
Net operating revenues	231,422	13,108	11,594	256,124

Costs and expenses:
Salaries, wages and benefits	135,215	8,316	3,938	147,469
Other operating	65,105	3,819	2,744	71,668
Rent	8,378	457	1,497	10,332
Depreciation and amortization	9,571	54	813	10,438
Interest	382	-	30	412
Total costs and expenses	218,651	12,646	9,022	240,319

Income from operations	12,771	462	2,572	15,805

Non-operating income	-	-	8,146	8,146
Unrealized losses on marketable equity securities	-	-	(60,392)	(60,392)

Income/(loss) before income taxes	$12,771	$462	$(49,674)	$(36,441)

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

The operating results for the newly constructed healthcare facilities not at full capacity for the three months ended March 31, 2021 include facilities that began operations from 2019 to 2021, which is one memory care facility. For the three months ended March 31, 2020, included are facilities that began operations from 2018 to 2020, which is one memory care facility.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended March 31
	2021	2020

Net income/(loss) attributable to National Healthcare Corporation	$21,267	$(26,852)
Non-GAAP adjustments:
Unrealized (gains)/losses on marketable equity securities	(7,059)	60,392
Gain on acquisitions of equity method investments	-	(1,707)
Operating results for newly opened facilities not at full capacity	245	203
Share-based compensation expense	496	466
Provision (benefit) of income taxes on non-GAAP adjustments	1,643	(15,432)
Non-GAAP Net income	$16,592	$17,070

GAAP diluted earnings per share	$1.38	$(1.76)
Non-GAAP adjustments:
Unrealized (gains)/losses on marketable equity securities	(0.33)	2.92
Gain on acquisitions of equity method investments	-	(0.08)
Operating results for newly opened facilities not at full capacity	0.01	0.01
Share-based compensation expense	0.02	0.02
Non-GAAP diluted earnings per share	$1.08	$1.11

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three months ended March 31, 2021 and 2020.

Percentage of Net Operating Revenues and Grant Income

	Three Months Ended March 31
	2021	2020
Net operating revenues and grant income	100.0%	100.0%
Costs and expenses:
Salaries, wages, and benefits	57.8	57.5
Other operating	28.0	28.0
Facility rent	4.0	4.0
Depreciation and amortization	4.0	4.1
Interest	0.1	0.2
Total costs and expenses	93.9	93.8
Income from operations	6.1	6.2
Non–operating income	2.5	3.2
Unrealized gains/(losses) on marketable equity securities	2.8	(23.6)
Income/(loss) before income taxes	11.4	(14.2)
Income tax (provision) benefit	(2.9)	3.7
Net income/(loss)	8.5	(10.5)
Net income attributable to noncontrolling interest	0.0	0.0
Net income/(loss) attributable to stockholders of NHC	8.5%	(10.5%)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Results for the quarter ended March 31, 2021 compared to the first quarter of 2020 include a 2.0% decrease in net operating revenues and grant income and a 3.7% decrease in income from operations. Excluding the unrealized gains in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the three months ended March 31, 2021 was $16,592,000 compared to $17,070,000 for the first quarter of 2020, which is a decrease of 2.8%.

Net operating revenues and grant income

Net patient revenues decreased $27,240,000, or 11.2%, compared to the same period last year. Included in net patient revenues for the three months ending March 31, 2021 and 2020 is $3,955,000 and $1,674,000, respectively, of COVID-19 supplemental Medicaid payments that were received to help mitigate the incremental costs in fighting the public health emergency.

The total census at owned and leased skilled nursing facilities for the quarter averaged 76.8%, compared to an average of 91.4% for the same quarter a year ago. For the first time since the beginning of the COVID-19 pandemic, the census in our skilled nursing facilities increased approximately 3.5% from January 1, 2021 through March 31, 2021. Our Medicare per diem rates increased 6.3% and managed care per diem rates increased 3.1% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 8.5% and decreased 1.6%, respectively, compared to the same quarter a year ago. Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 6.9% compared to the same quarter a year ago.

In February 2020, the Company acquired the remaining 75% ownership interest in a 166-bed skilled nursing facility in Knoxville, Tennessee. For the three months ended March 31, 2021, this skilled nursing facility increased net patient revenues approximately $1,670,000 compared to the first quarter of 2020. In November 2020, the Company sold a skilled nursing facility located in Town & Country, Missouri. For the three months ended March 31, 2021, the sale of this facility decreased net patient revenue by $2,233,000 compared to the first quarter of 2020.

Other revenues decreased $660,000, or 5.5%, compared to the same quarter last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the three months ended March 31, 2021, we recorded $22,749,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the three months ended March 31, 2021 compared to the same period of 2020 decreased $4,568,000, or 1.9%, to $235,751,000 from $240,319,000.

Salaries, wages, and benefits decreased $2,339,000, or 1.6%, to $145,130,000 from $147,469,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 57.8% compared to 57.6% for the three months ended March 31, 2021 and 2020, respectively. The primary reason for salaries and wages decreasing was the continued initiative of controlling expenses among our operations to mitigate our occupancy decline among our skilled nursing and assisted living facilities. The expense controlling measures were offset by the incentive compensation, or "combat pay", paid to our frontline partners in fighting the COVID-19 pandemic. We incurred approximately $3,348,000 and $827,000 in incentive compensation related to COVID-19 for the three months ended March 31, 2021 and 2020, respectively. Excluding the COVID-19 related compensation, our salaries, wages, and benefits decreased 3.3% for the three months ended March 31, 2021 compared to the first quarter of 2020.

Other operating expenses decreased $1,515,000, or 2.1%, to $70,153,000 for the 2021 period compared to $71,668,000 for the 2020 period. Other operating expenses as a percentage of net operating revenues and grant income was 28.0% for the three months ended March 31, 2021 and 2020, respectively. During the first quarter of 2021 and 2020, we incurred approximately $5,153,000 and $948,000, respectively, in COVID-19 related expenses in purchasing personal protective equipment, nursing supplies, and lab and testing supplies.  The expense controlling efforts have helped mitigate the increase in other operating expenses due to COVID-19.  Excluding the COVID-19 related expenses, other operating expenses decreased $5,720,000, or 8.1%, for the three months ended March 31, 2021 compared to the first quarter of 2020.

Other income

Non–operating income decreased by $1,886,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the three months ended March 31, 2021 is $7,233,000 (an effective income tax rate of 25.3%). Excluding certain items, we expect our corporate (federal and state) income tax rate for 2021 to be approximately 26.0%.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended March 31		Three Month Change
	2021	2020		%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$158,502	$61,010	$97,492	159.8

Cash provided by operating activities	12,589	7,754	4,835	62.4

Cash used in investing activities	(5,852)	(16,225)	10,373	63.9

Cash used in/(provided by) financing activities	(9,148)	31,641	(40,789)	(128.9)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$156,091	$84,180	$71,911	85.4

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $12,589,000 as compared to $7,754,000 in the same period last year. Cash provided by operating activities consisted of net income of $21,308,000 and adjustments for non–cash items of $2,283,000. There was cash used for working capital needs in the amount of $16,899,000 for three months ended March 31, 2021 compared to $19,547,000 for the same period a year ago. We also received cash distributions from our unconsolidated investments of $5,897,000 during the three months ended March 31, 2021, compared to $2,349,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains/losses on our marketable equity securities, deferred taxes, stock compensation, and a gain on the acquisition of a 166-bed skilled nursing facility in Knoxville, Tennessee during the first quarter of 2020 in which we previously held a noncontrolling ownership interest.

Investing Activities

Net cash used in investing activities totaled $5,852,000 for the three months ended March 31, 2021 compared to $16,225,000 for the three months ended March 31, 2020. Cash used for property and equipment additions was $4,327,000 and $6,628,000 for the three months ended March 31, 2021 and 2020, respectively. The Company collected notes receivable of $255,000 and $376,000 for the three months ended March 31, 2021 and 2020, respectively. Purchases of marketable securities, net of sales, resulted in cash used of $1,780,000 and $2,950,000 for the three months ended March 31, 2021 and 2020. The acquisition of the 166-bed skilled nursing facility in Knoxville, Tennessee resulted in cash used of $6,648,000 for the three months ended March 31, 2020.

Financing Activities

Net cash used in financing activities totaled $9,148,000 for the three months ended March 31, 2021 compared to net cash provided by financing activities of $31,641,000 for the three months ended March 31, 2020. We made principal payments under our finance lease obligations in the amount of $1,081,000 and $1,019,000 for the three months ended March 31, 2021 and 2020, respectively. Cash used for dividend payments to common stockholders totaled $7,987,000 in the current year period compared to $7,968,000 for the same period a year ago. We made borrowings under our credit facility of $40,000,000 during the three months ended March 31, 2020.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $134,107,000 and our marketable securities of $184,738,000 are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $134,107,000 and our marketable securities of $184,738,000. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities. At March 31, 2021, we do not have any long-term debt.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At March 31, 2021, we have available for sale marketable debt securities in the amount of $189,175,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At March 31, 2021, the fair value of our marketable equity securities is approximately $140,329,000. Of the $140.3 million equity securities portfolio, our investment in NHI comprises approximately $117.9 million, or 84.0%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $14.0 million. At March 31, 2021, our equity securities had unrealized gains of $105.4 million. Of the $105.4 million of unrealized gains, $93.1 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current, and pending litigation of material significance to NHC, please see Note 15 of this Form 10–Q.

Item 1A.	Risk Factors.

During the three months ended March 31, 2021, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 6, 2021	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: May 6, 2021	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)