Form 10-Q
period 2021-06-30
NATIONAL HEALTHCARE CORP
filed 2021-08-05
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

15,423,240 shares of common stock of the registrant were outstanding as of August 2, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Revenues and grant income:
Net patient revenues	$236,976	$225,671	$453,831	$469,766
Other revenues	11,056	11,323	22,425	23,352
Government stimulus income	15,126	24,648	37,875	24,648
Net operating revenues and grant income	263,158	261,642	514,131	517,766

Cost and expenses:
Salaries, wages, and benefits	156,804	156,914	301,934	304,383
Other operating	72,043	70,861	142,196	142,529
Facility rent	10,170	10,320	20,233	20,652
Depreciation and amortization	10,131	10,545	20,292	20,983
Interest	215	453	459	865
Total costs and expenses	249,363	249,093	485,114	489,412

Income from operations	13,795	12,549	29,017	28,354

Other income/(losses):
Non–operating income	5,586	5,954	11,846	12,392
Gains on acquisitions of equity method investments	95,202	-	95,202	1,708
Unrealized (losses)/gains on marketable equity securities	(6,489)	20,053	570	(40,339)

Income before income taxes	108,094	38,556	136,635	2,115
Income tax provision	(2,764)	(10,034)	(9,997)	(409)
Net income	105,330	28,522	126,638	1,706
Net income attributable to noncontrolling interest	(447)	(198)	(488)	(234)

Net income attributable to National HealthCare Corporation	$104,883	$28,324	$126,150	$1,472

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$6.83	$1.85	$8.22	$0.10
Diluted	$6.80	$1.84	$8.19	$0.10

Weighted average common shares outstanding:
Basic	15,349,162	15,307,105	15,338,400	15,300,941
Diluted	15,419,012	15,372,430	15,404,634	15,367,464

Dividends declared per common share	$0.52	$0.52	$1.04	$1.04

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income/(Loss)

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Net income	$105,330	$28,522	$126,638	$1,706

Other comprehensive income:
Unrealized gains/(losses) on investments in marketable debt securities	407	4,796	(2,033)	2,251
Reclassification adjustment for realized gains on sales of marketable debt securities	(212)	(11)	(212)	(13)
Income tax (expense)/benefit related to items of other comprehensive income	(42)	(1,005)	476	(470)
Other comprehensive income/(loss), net of tax	153	3,780	(1,769)	1,768

Net income attributable to noncontrolling interest	(447)	(198)	(488)	(234)

Comprehensive income attributable to National HealthCare Corporation	$105,036	$32,104	$124,381	$3,240

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2021	December 31, 2020
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$134,692	$147,093
Restricted cash and cash equivalents, current portion	14,093	9,673
Marketable equity securities	128,666	128,590
Marketable debt securities	33,651	47,762
Restricted marketable equity securities	25,174	4,680
Restricted marketable debt securities, current portion	16,839	16,601
Accounts receivable	97,811	89,670
Inventories	7,939	8,781
Prepaid expenses and other assets	6,160	2,977
Notes receivable, current portion	882	928
Total current assets	465,907	456,755

Property and Equipment:
Property and equipment, at cost	1,050,009	1,030,426
Accumulated depreciation and amortization	(530,392)	(510,108)
Net property and equipment	519,617	520,318

Other Assets:
Restricted cash and cash equivalents, less current portion	1,802	1,736
Restricted marketable debt securities, less current portion	115,856	125,472
Deposits and other assets	4,681	4,580
Operating lease right-of-use assets	168,572	179,055
Goodwill	168,295	21,341
Intangible assets	7,038	-
Notes receivable, less current portion	3,734	12,093
Investments in unconsolidated companies	1,867	40,782
Total other assets	471,845	385,059
Total assets	$1,457,369	$1,362,132

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$22,246	$21,112
Finance lease obligations, current portion	4,557	4,423
Operating lease liabilities, current portion	26,873	25,451
Accrued payroll	93,264	86,183
Amounts due to third party payors	16,931	16,454
Accrued risk reserves, current portion	30,932	30,953
Other current liabilities	19,639	21,344
Provider relief funds	10,429	16,068
Contract liabilities	40,121	51,253
Dividends payable	8,020	7,987
Total current liabilities	273,012	281,228

Finance lease obligations, less current portion	8,228	10,540
Operating lease liabilities, less current portion	141,699	153,604
Accrued risk reserves, less current portion	70,918	68,584
Refundable entrance fees	7,461	7,462
Deferred income taxes	13,463	14,079
Other noncurrent liabilities	29,336	28,375
Total liabilities	544,117	563,872

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,423,240 and 15,369,745 shares, respectively, issued and outstanding	154	153
Capital in excess of par value	230,248	226,943
Retained earnings	673,151	563,024
Accumulated other comprehensive income	3,288	5,057
Total National HealthCare Corporation stockholders’ equity	906,841	795,177
Noncontrolling interest	6,411	3,083
Total equity	913,252	798,260
Total liabilities and equity	$1,457,369	$1,362,132

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2021	2020
Cash Flows From Operating Activities:
Net income	$126,638	$1,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,292	20,983
Equity in earnings of unconsolidated investments	(5,306)	(5,429)
Distributions from unconsolidated investments	6,314	6,901
Unrealized (gains)/losses on marketable equity securities	(570)	40,339
Gains on sale of marketable debt securities	(212)	(13)
Gains on acquisitions of equity method investments	(95,202)	(1,708)
Deferred income taxes	(140)	(11,529)
Stock–based compensation	1,179	1,289
Changes in operating assets and liabilities:
Accounts receivable	2,402	8,350
Inventories	842	332
Prepaid expenses and other assets	(2,278)	2,238
Trade accounts payable	(2,325)	(1,241)
Accrued payroll	3,858	(1,320)
Amounts due to third party payors	(15)	2,570
Accrued risk reserves	2,313	8,860
Provider relief funds	(5,639)	19,294
Contract liabilities	(11,132)	50,992
Other current liabilities	(1,800)	11,979
Other noncurrent liabilities	903	134
Net cash provided by operating activities	40,122	154,727
Cash Flows From Investing Activities:
Purchases of property and equipment	(13,143)	(12,517)
Acquisitions of equity method investments, net of cash acquired	(28,713)	(6,648)
Investments in unconsolidated companies	-	(185)
Investments in notes receivable	-	(425)
Collections of notes receivable	8,405	1,139
Purchases of marketable securities	(43,483)	(19,754)
Proceeds from sale of marketable securities	44,939	19,823
Net cash used in investing activities	(31,995)	(18,567)
Cash Flows From Financing Activities:
Borrowings under credit facility	-	40,000
Repayments under credit facility	-	(50,000)
Principal payments under finance lease obligations	(2,178)	(2,052)
Dividends paid to common stockholders	(15,990)	(15,948)
Noncontrolling interest contributions	-	525
Issuance of common shares	2,405	949
Repurchase of common shares	(278)	(53)
Entrance fee (refunds) deposits	(1)	188
Net cash used in financing activities	(16,042)	(26,391)
Net (Decrease)/Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(7,915)	109,769
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	158,502	61,010
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$150,587	$170,779

Balance Sheet Classifications:
Cash and cash equivalents	$134,692	$149,471
Restricted cash and cash equivalents	15,895	21,308
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$150,587	$170,779

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income	Interest	Equity
Balance at January 1, 2021	15,369,745	$153	$226,943	$563,024	$5,057	$3,083	$798,260
Net income	–	–	–	21,267	–	41	21,308
Other comprehensive loss	–	–	–	–	(1,922)	–	(1,922)
Stock–based compensation	–	–	496	–	–	–	496
Shares sold – options exercised	24,331	1	326	–	–	–	327
Repurchase of common shares	(3,936)	–	(278)	–	–	–	(278)
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(8,003)	–	–	(8,003)
Balance at March 31, 2021	15,390,140	$154	$227,487	$576,288	$3,135	$3,124	$810,188

Net income	–	–	–	104,883	–	447	105,330
Contributions attributable to noncontrolling interest	–	–	–	–	–	2,840	2,840
Other comprehensive income	–	–	–	–	153	–	153
Stock–based compensation	–	–	683	–	–	–	683
Shares sold – options exercised	33,100	–	2,078	–	–	–	2,078
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(8,020)	–	–	(8,020)
Balance at June 30, 2021	15,423,240	$154	$230,248	$673,151	$3,288	$6,411	$913,252

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income	Interest	Equity
Balance at January 1, 2020	15,332,206	$153	$222,787	$553,093	$2,560	$476	$779,069
Net (loss) income	–	–	–	(26,852)	–	36	(26,816)
Contributions attributable to noncontrolling interest	–	–	–	–	–	281	281
Other comprehensive loss	–	–	–	–	(2,012)	–	(2,012)
Stock–based compensation	–	–	466	–	–	–	466
Shares sold – options exercised	15,006	–	400	–	–	–	400
Repurchase of common shares	(611)	–	(53)	–	–	–	(53)
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,980)	–	–	(7,980)
Balance at March 31, 2020	15,346,601	$153	$223,600	$518,261	$548	$793	$743,355

Net income	–	–	–	28,324	–	198	28,522
Contributions attributable to noncontrolling interest	–	–	–	–	–	244	244
Other comprehensive income	–	–	–	–	3,780	–	3,780
Stock–based compensation	–	–	823	–	–	–	823
Shares sold – options exercised	11,073	–	549	–	–	–	549
Repurchase of common shares	(186)	–	–	–	–	–	–
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,986)	–	–	(7,986)
Balance at June 30, 2020	15,357,488	$153	$224,972	$538,599	$4,328	$1,235	$769,287

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2021

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30, 2021, we operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,473 licensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital, 35 homecare agencies, and 28 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

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

Net Patient Revenues and Accounts Receivable

Net patient revenues are derived from services rendered to patients for skilled and intermediate nursing, rehabilitation therapy, assisted living and independent living, home health care services, and hospice services. Net patient revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient services. These amounts are due from patients, governmental programs, and other third-party payors, and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors. Contractual adjustments are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $1,102,000 and $2,021,000 for the three months and six months ended June 30, 2021. For the three months and six months ended June 30, 2020, bad debt expense was $1,245,000 and $2,075,000, respectively. As of June 30, 2021, and December 31, 2020, the Company has recorded allowance for doubtful accounts of $6,841,000 and $5,672,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

Segment Reporting

In accordance with the provisions of Accounting Standards Codification ("ASC") 280, Segment Reporting, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and one behavioral health hospital, and (2) homecare and hospice services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. See Note 8 for further disclosure of the Company’s operating segments.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $4,885,000 and $10,254,000 for the three and six months ended June 30, 2021. General and administrative costs were $4,892,000 and $10,390,000 for the three months and six months ended June 30, 2020, respectively.

Long-Term Leases

The Company’s lease portfolio primarily consists of finance and operating real estate leases for certain skilled nursing facilities, assisted and independent living facilities, homecare and hospice offices, and pharmacy warehouses. The original terms of the leases typically range from two to fifteen years. Several of the real estate leases include renewal options which vary in length and may not include specific rent renewal amounts. We determine if an arrangement is a lease at inception of a contract. We determine the lease term by assuming exercise of renewal options that are reasonably certain.

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

Business Combinations

We account for acquisitions using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets. In determining the fair value of identifiable assets, we use various valuation techniques. These valuation methods require us to make estimates and assumptions surrounding projected revenues and costs, future growth, and discount rates.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized, but is subject to an annual impairment test. We perform our annual goodwill impairment assessment on the first day of the fourth quarter.  Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company’s indefinite-lived intangible assets consist of trade names and certificates of need and licenses. The Company reviews indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarily determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as noncurrent liabilities section of our consolidated balance sheets. As of June 30, 2021, and December 31, 2020, we have recorded refundable entrance fees in the amount of $7,461,000 and $7,462,000, respectively.

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of June 30, 2021, and December 31, 2020, we have recorded a future service obligation liability in the amount of $2,177,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $15,126,000 and $24,648,000 of government stimulus income from the Provider Relief Funds for the three months ended June 30, 2021 and 2020, respectively. The Company recorded $37,875,000 and $24,648,000 of government stimulus income from the Provider Relief Funds for the six months ended June 30, 2021 and 2020, respectively.  The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

As of June 30, 2021, amounts not recognized as income are $10,429,000 and are reflected in the current liability section of our interim condensed consolidated balance sheet (provider relief funds). We anticipate incurring additional COVID-19 related expenses or lost revenues in the future; therefore, at this time, we believe that we will fully utilize the remaining $10,429,000 of Provider Relief Funds before the reporting requirement deadlines outlined by HHS.

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received approximately $51,253,000 as part of this program. These funds are applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment begins, repayment will occur through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding six months, repayment will occur through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. Recoupment of the accelerated payments began in the second quarter of 2021. As of June 30, 2021, $40,121,000 of the accelerated payments remain and is reflected within contract liabilities in the interim condensed consolidated balance sheet.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. On December 27, 2020, the Consolidated Appropriations Act of 2021 further suspended the 2.0% payment adjustment through June 30, 2021. On April 14, 2021, Congress extended the Medicare sequestration suspension period to December 31, 2021.

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would be due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At June 30, 2021, we have deferred $21,153,000 of the Company’s share of the social security taxes.  At June 30, 2021, half of the payroll tax deferral is included in accrued payroll in the current liabilities section of the consolidated balance sheet and the other half of the payroll tax deferral is included in other noncurrent liabilities within our consolidated balance sheet.

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $7,094,000 and $3,858,000 in net patient revenues for these supplemental Medicaid payments for the three months ended June 30, 2021 and 2020, respectively. We have recorded $11,049,000 and $5,532,000 in net patient revenues for these supplemental Medicaid payments for the six months ended June 30, 2021 and 2020, respectively.

Note 4 – Acquisition of Caris HealthCare, L.P.

On June 11, 2021, the Company acquired the remaining 24.9% equity interest in Caris HealthCare, L.P. (“Caris”) for a purchase price of approximately $28,713,000, net of cash acquired. Caris specializes in providing hospice and palliative care to over 1,200 patients per day in 28 locations in Georgia, Missouri, South Carolina, Tennessee, and Virginia. As a leading senior care provider, this acquisition is a strategic advancement of our growth that provides a continuum of post-acute health care to seniors in our operational footprint.

Prior to the June 11, 2021 acquisition date, the Company held a 75.1% non-controlling equity interest in Caris, which was accounted for as an equity method investment. The Company accounted for the acquisition of the remaining 24.9% equity interest of Caris as a step acquisition, which required remeasurement of the Company’s previous 75.1% ownership interest to fair value. Using acquisition accounting, the Company increased the value of its previously held equity method investment to its fair value of approximately $133.1 million, which resulted in a gain of $95.2 million. This gain is recorded in the interim condensed consolidated statements of operations under the line item “gains on acquisitions of equity method investments”.

The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation and to determine the fair value of the previously held equity method investment.

The Company has performed a preliminary valuation analysis of the fair market value of Caris’ assets to be acquired and liabilities to be assumed. The final valuation of the assets acquired and liabilities assumed was not complete as of June 30, 2021, but will be finalized within the allowable measurement period. The following table summarizes the allocation of the preliminary assets and liabilities as of the transaction’s closing date (in thousands):

Amount
Cash and cash equivalents	$15,515
Restricted cash and cash equivalents	58
Accounts receivable	10,544
Prepaid expenses and other assets	1,006
Property and equipment	3,608
Operating lease – right-of-use assets	1,600
Intangible assets	7,038
Total assets acquired	39,369

Trade accounts payable	3,459
Accrued payroll	3,223
Other current liabilities	587
Operating lease liabilities	1,600
Other noncurrent liabilities	58
Total liabilities assumed	8,927

Net identifiable assets acquired	30,442
Goodwill	146,954
Total estimated fair value of Caris	$177,396

The indefinite-lived intangible assets acquired include the trade name of Caris and the certificates of need and licenses. The goodwill is recorded in the homecare and hospice segment and is attributed to the workforce acquired and reputation of the business as part of the transaction. We expect approximately 35% - 40% of the goodwill to be deductible for income tax purposes.

For the second quarter of 2021, Caris contributed net patient revenues of $3,712,000 and income before income taxes of $982,000 that are included in the Company’s interim condensed consolidated statements of operations.

The following table contains unaudited pro forma interim condensed consolidated statements of operations information for the three months and six months ended June 30, 2021 and 2020, assuming that the Caris acquisition closed on January 1, 2020. The pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation of assets acquired and liabilities assumed. The pro forma financial information may vary in future quarters based on the final valuations and analysis of the fair value of the assets acquired and liabilities assumed (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net patient revenues	$249,733	$241,670	$481,802	$501,726
Total costs and expenses	258,754	261,573	506,320	514,274
Income from operations	17,161	16,068	35,782	35,452
Non-operating income	3,162	3,453	6,975	7,315
Income before income taxes	13,834	39,574	43,327	4,136
Net income attributable to NHC	$10,378	$29,077	$32,350	$2,968

Note 5 – Net Patient Revenues

The Company disaggregates revenue from contracts with customers by service type and by payor.

Revenue by Service Type

The Company’s net patient services can generally be classified into the following two categories: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and a behavioral health hospital, and (2) homecare and hospice services (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net patient revenues:
Inpatient services	$218,860	$214,387	$422,103	$445,374
Homecare and hospice services	18,116	11,284	31,728	24,392
Total net patient revenue	$236,976	$225,671	$453,831	$469,766

For inpatient and hospice services, revenue is recognized on a daily basis as each day represents a separate contract and performance obligation. For homecare, revenue is recognized when services are provided based on the number of days of service rendered in the period of care or on a per-visit basis. Typically, patients and third-party payors are billed monthly after services are performed or the patient is discharged, and payments are due based on contract terms.

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
Source	2021	2020	2021	2020
Medicare	34%	32%	34%	33%
Managed Care	12%	10%	13%	11%
Medicaid	29%	32%	29%	30%
Private Pay and Other	25%	26%	24%	26%
Total	100%	100%	100%	100%

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

For hospice services, Medicare pays a daily rate to cover the hospice’s costs for providing services included in the patient care plan. Medicare makes daily payments based on 1 of 4 levels of hospice care. All hospice care and services offered to patients and their families must follow an individualized written plan of care that meets the patient’s needs.

Our hospice service revenue is subject to certain limitations on payments from Medicare. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. If applicable, we record these cap adjustments as a reduction to revenue.

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

Contract Liabilities

Included in the Company’s interim condensed consolidated balance sheets are contract liabilities, which represent payments the Company receives in advance of services provided. As of June 30, 2021 and December 31, 2020, the Company has recorded $40,121,000 and $51,253,000, respectively, in contract liabilities related to receipts from the Medicare Accelerated and Advance Payment Program.  Recoupment of the accelerated payments began in the second quarter of 2021.

A summary of the contract liabilities are follows (in thousands):

Balance at December 31, 2020	$51,253
Payments received	-
Payments recouped	(11,132)
Balance at June 30, 2021	$40,121

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $16,931,000 and $16,454,000 as of June 30, 2021 and December 31, 2020, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

Note 6 – Other Revenues

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

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Rental income	$5,514	$5,646	$11,161	$11,325
Management and accounting services fees	4,136	4,121	8,460	8,600
Insurance services	1,277	1,398	2,541	2,780
Other	129	158	263	647
Total other revenues	$11,056	$11,323	$22,425	$23,352

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 9 – Long Term Leases. Rental income reflected in the interim condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Operating lease payments	$5,303	$5,505	$10,809	$11,008
Variable lease payments	211	141	352	317
Total rental income	$5,514	$5,646	$11,161	$11,325

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). For the three and six months ended June 30, 2021, we recognized management fees and interest on management fees of $940,000 and $1,837,000 from these centers, respectively. For the three months and six months ended June 30, 2020, we recognized management fees and interest on management fees of $941,000 and $2,478,000 for these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2021 were $766,000 and $1,518,000, respectively. For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2020 were $883,000 and $1,662,000, respectively. Associated losses and expenses are reflected in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2021 were $511,000 and $1,023,000, respectively. For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2020 were $515,000 and $1,118,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 7 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Equity in earnings of unconsolidated investments	$2,395	$2,618	$5,306	$5,429
Dividends and net realized gains on sales of securities	1,915	1,891	3,877	3,913
Interest income	1,276	1,445	2,663	3,050
Total non-operating income	$5,586	$5,954	$11,846	$12,392

Caris HealthCare, L.P.

On June 11, 2021, the Company acquired the remaining 24.9% equity interest in Caris. See Note 4 - “Acquisition of Caris HealthCare, L.P.” for further detail describing the acquisition.

Prior to the June 11, 2021 acquisition date, Caris was our most significant equity method investment with a 75.1% non-controlling ownership interest. From the respective acquisition date, Caris’ financial information is now included in the Company’s consolidated financial statements and will no longer be accounted for as an equity method investment.

Note 8 – Business Segments

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and our behavioral health hospital; and (2) homecare and hospice services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as chief operating decision maker (“CODM”), to assess performance and allocate resources.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$218,860	$18,116	$-	$236,976
Other revenues	97	-	10,959	11,056
Government stimulus income	15,126	-	-	15,126
Net operating revenues and grant income	234,083	18,116	10,959	263,158

Costs and expenses:
Salaries, wages, and benefits	128,573	10,482	17,749	156,804
Other operating	65,129	3,991	2,923	72,043
Rent	8,278	454	1,438	10,170
Depreciation and amortization	9,227	94	810	10,131
Interest	215	-	-	215
Total costs and expenses	211,422	15,021	22,920	249,363

Income (loss) from operations	22,661	3,095	(11,961)	13,795
Non-operating income	-	-	5,586	5,586
Gain on acquisition of equity method investment	-	-	95,202	95,202
Unrealized losses on marketable equity securities	-	-	(6,489)	(6,489)

Income before income taxes	$22,661	$3,095	$82,338	$108,094

	Three Months Ended June 30, 2020
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$214,387	$11,284	$-	$225,671
Other revenues	127	-	11,196	11,323
Government stimulus income	22,622	2,026	-	24,648
Net operating revenues and grant income	237,136	13,310	11,196	261,642

Costs and expenses:
Salaries, wages, and benefits	136,380	7,963	12,571	156,914
Other operating	63,999	4,342	2,520	70,861
Rent	8,380	446	1,494	10,320
Depreciation and amortization	9,626	106	813	10,545
Interest	366	-	87	453
Total costs and expenses	218,751	12,857	17,485	249,093

Income (loss) from operations	18,385	453	(6,289)	12,549
Non-operating income	-	-	5,954	5,954
Unrealized gains on marketable equity securities	-	-	20,053	20,053

Income before income taxes	$18,385	$453	$19,718	$38,556

	Six Months Ended June 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$422,103	$31,728	$-	$453,831
Other revenues	195	-	22,230	22,425
Government stimulus income	37,875	-	-	37,875
Net operating revenues and grant income	460,173	31,728	22,230	514,131

Costs and expenses:
Salaries, wages, and benefits	257,383	18,890	25,661	301,934
Other operating	129,938	6,934	5,324	142,196
Rent	16,472	884	2,877	20,233
Depreciation and amortization	18,490	181	1,621	20,292
Interest	459	-	-	459
Total costs and expenses	422,742	26,889	35,483	485,114

Income (loss) from operations	37,431	4,839	(13,253)	29,017
Non-operating income	-	-	11,846	11,846
Gain on acquisition of equity method investment	-	-	95,202	95,202
Unrealized gains on marketable equity securities	-	-	570	570

Income before income taxes	$37,431	$4,839	$94,365	$136,635

	Six Months Ended June 30, 2020
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$445,374	$24,392	$-	$469,766
Other revenues	561	-	22,791	23,352
Government stimulus income	22,622	2,026	-	24,648
Net operating revenues and grant income	468,557	26,418	22,791	517,766

Costs and expenses:
Salaries, wages, and benefits	271,595	16,279	16,509	304,383
Other operating	129,104	8,161	5,264	142,529
Rent	16,757	903	2,992	20,652
Depreciation and amortization	19,197	160	1,626	20,983
Interest	748	-	117	865
Total costs and expenses	437,401	25,503	26,508	489,412

Income (loss) from operations	31,156	915	(3,717)	28,354
Non-operating income	-	-	12,392	12,392
Gain on acquisition of equity method investment	-	-	1,708	1,708
Unrealized losses on marketable equity securities	-	-	(40,339)	(40,339)

Income (loss) before income taxes	$31,156	$915	$(29,956)	$2,115

Note 9 – Long-Term Leases

Operating Leases

At June 30, 2021, we leased from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. Base rent expense under both NHI lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over a base year. Total facility rent expense to NHI was $9,492,000 and $18,903,000 for the three and six months ended June 30, 2021. Total facility rent expense to NHI was $9,655,000 and $19,310,000 for the three months and six months ended June 30, 2020.

Finance Leases

At June 30, 2021, we leased and operated three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year.

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of June 30, 2021 (in thousands):

	Finance Leases	Operating Leases
2022	$5,200	$36,047
2023	5,200	35,418
2024	3,467	34,918
2025	-	34,549
2026	-	34,343
Thereafter	-	22,857
Total minimum lease payments	13,867	198,132
Less: amounts representing interest	(1,082)	(29,560)
Present value of future minimum lease payments	12,785	168,572
Less: current portion	(4,557)	(26,873)
Noncurrent lease liabilities	$8,228	$141,699

Note 10 – Earnings per Share

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Basic:
Weighted average common shares outstanding	15,349,162	15,307,105	15,338,400	15,300,941
Net income attributable to National HealthCare Corporation	$104,883	$28,324	$126,150	$1,472
Earnings per common share, basic	$6.83	$1.85	$8.22	$0.10

Diluted:
Weighted average common shares outstanding	15,349,162	15,307,105	15,338,400	15,300,941
Effects of dilutive instruments	69,850	65,325	66,234	66,523
Weighted average common shares outstanding	15,419,012	15,372,430	15,404,634	15,367,464

Net income attributable to National HealthCare Corporation	$104,883	$28,324	$126,150	$1,472
Earnings per common share, diluted	$6.80	$1.84	$8.19	$0.10

In the above table, options to purchase 631,905 and 698,421 shares of our common stock have been excluded for the six months ended June 31, 2021 and 2020, respectively, due to their anti-dilutive impact.

Note 11 – Investments in Marketable Securities

Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. Any credit related decline in fair market values of our available for sale debt securities are recorded in our results of operations through an allowance for credit losses. Realized gains and losses from securities sales are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 12 for a description of the Company's methodology for determining the fair value of marketable securities.

Marketable securities consist of the following (in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$128,666	$30,176	$128,590
Corporate debt securities	20,009	19,930	25,812	25,778
Asset-backed securities	2,476	2,464	2,485	2,480
U.S. Treasury securities	11,298	11,257	19,519	19,504
Restricted investments available for sale:
Marketable equity securities	24,783	25,174	4,783	4,680
Corporate debt securities	63,046	66,398	61,709	66,247
Asset-based securities	33,587	34,436	40,655	41,769
U.S. Treasury securities	22,234	22,015	20,760	21,159
State and municipal securities	9,543	9,846	12,497	12,898
	$217,152	$320,186	$218,396	323,105

Included in the marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2021			December 31, 2020
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$109,335	1,630,642	$24,734	$112,792

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	June 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$41,415	$41,582	$49,694	$49,863
1 to 5 years	85,438	88,232	99,143	103,002
6 to 10 years	35,340	36,532	34,326	36,685
Over 10 years	-	-	274	285
	$162,193	$166,346	$183,437	$189,835

Gross unrealized gains related to marketable equity securities are $99,232,000 and $98,445,000 as of June 30, 2021 and December 31, 2020, respectively. Gross unrealized losses related to marketable equity securities are $351,000 and $134,000 as of June 30, 2021 and December 31, 2020, respectively. For the three months and six months ended June 30, 2021, the Company recognized a net unrealized loss of $6,489,000 and a net unrealized gain of $570,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the three months and six months ended June 30, 2020, the Company recognized net unrealized gains of $20,053,000 and net unrealized losses of $40,339,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $4,806,000 and $6,759,000 as of June 30, 2021 and December 31, 2020, respectively. Gross unrealized losses related to available for sale marketable debt securities are $653,000 and $361,000 as of June 30, 2021 and December 31, 2020, respectively. The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related.

The Company has not recognized any credit related impairments for the three months or six months ending June 30, 2021 and 2020.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable debt securities during the six months ended June 30, 2021 and 2020 were $44,939,000 and $19,823,000, respectively. Investment gains of $212,000 and $13,000 were realized on these sales during the six months ended June 30, 2021 and 2020, respectively. No sales were reported for marketable equity securities for the six months ended June 30, 2021 and 2020, respectively.

Note 12 – Fair Value Measurements

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

The following table summarizes fair value measurements by level at June 30, 2021 and December 31, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2021	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$134,692	$134,692	$–	$–
Restricted cash and cash equivalents	15,895	15,895	–	–
Marketable equity securities	153,840	153,840	–	–
Corporate debt securities	86,328	46,850	39,478	–
Mortgage–backed securities	36,900	-	36,900	–
U.S. Treasury securities	33,272	33,272	–	–
State and municipal securities	9,846	-	9,846	–
Total financial assets	$470,773	$384,549	$86,224	$–

	Fair Value Measurements Using
December 31, 2020	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$147,093	$147,093	$–	$–
Restricted cash and cash equivalents	11,409	11,409	–	–
Marketable equity securities	133,270	133,270	–	–
Corporate debt securities	92,025	56,772	35,253	–
Asset–backed securities	44,249	–	44,249	–
U.S. Treasury securities	40,663	40,663	–	–
State and municipal securities	12,898	–	12,898	–
Total financial assets	$481,607	$389,207	$92,400	$–

Note 13 – Goodwill and Other Intangible Assets

At June 30, 2021, the Company reviewed the carrying value of goodwill for impairment indicators, including due to the events and circumstances surrounding the Coronavirus Pandemic ("COVID-19"). As a result of the review, there were no impairment indicators regarding the Company’s goodwill during the three months ended June 30, 2021 that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

See Note 4 – Acquisition of Caris HealthCare, L.P. for further detail describing the goodwill addition in 2021. At June 30, 2021, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2021	$3,741	$17,600	$–	$21,341
Additions	–	146,954	–	146,954
June 30, 2021	$3,741	$164,554	$–	$168,295

As part of the Caris acquisition, we also recorded indefinite-lived intangible assets that consisted of the trade name ($4,340,000) and certificates of need and licenses ($2,698,000).

Note 14 - Stock Repurchase Program

During the six months ended June 30, 2021, the Company repurchased 3,936 shares of its common stock for a total cost of $278,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 15 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $683,000 and $823,000 for the three months ended June 30, 2021 and 2020, respectively. Stock–based compensation totaled $1,179,000 and $1,289,000 for the six months ended June 30, 2021 and 2020, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At June 30, 2021, the Company had $2,494,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate one-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2021 and for the year ended December 31, 2020.

	June 30, 2021	December 31, 2020
Risk–free interest rate	0.21%	0.87%
Expected volatility	35.1%	20.1%
Expected life, in years	2.2	2.2
Expected dividend yield	3.01%	2.91%

The following table summarizes our outstanding stock options for the six months ended June 30, 2021 and for the year ended December 31, 2020.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	809,529	$71.24	$–
Options granted	104,057	73.98	–
Options exercised	(43,630)	63.37	–
Options cancelled	(3,000)	72.94	–
Options outstanding at December 31, 2020	866,956	72.11	–
Options granted	56,829	70.73	–
Options exercised	(148,900)	68.41	–
Options cancelled	(6,000)	72.94	–
Options outstanding at June 30, 2021	768,885	$72.72	$648,212

Options exercisable at June 30, 2021	222,686	$69.84	$580,540

Options Outstanding June 30, 2021	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
103,809	60.73	-	67.28	63.66	2.9
665,076	71.64	-	84.30	74.14	1.1
768,885				72.72	1.3

Note 16 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 2.6% and 26.0% for the three months ended June 30, 2021 and 2020, respectively.

The Company's income tax provision as a percentage of our income before income taxes was 7.3% and 19.4% for the six months ended June 30, 2021 and 2020, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. For the three months and six months ended June 30, 2021, the income tax provision and effective tax rate were favorably impacted by the nontaxable gain recognized upon re-measurement of our existing equity investment in Caris Healthcare, L.P.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2017 (with certain state exceptions).

Note 17 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $101,850,000 and $99,537,000 at June 30, 2021 and December 31, 2020, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Qui Tam Litigation

 United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.)  This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiff filed an amended Complaint against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities Dr. Malhotra is alleged to own or in which he has a financial interest.  The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The gravamen of the Complaint against the facilities is that Dr. Malhotra had nurse practitioners providing free services in the facilities in exchange for referrals to entities he owned or in which he had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denies the allegations and is vigorously defending the claim. A motion to dismiss has been filed and is pending.

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

Forward–looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward–looking statements as a result of, but not limited to, the following factors:

●	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

●	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

●	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

●	liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 17: Contingencies and Commitments);

●	the uncertainty of the extent, duration and effects of the COVID-19 pandemic and the response of governments

●	the ability to attract and retain qualified personnel;

●	the availability and terms of capital to fund acquisitions and capital improvements;

●	the ability to refinance existing debt on favorable terms;

●	the competitive environment in which we operate;

●	the ability to maintain and increase census levels; and

●	demographic changes.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. We operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,473 licensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital, 35 homecare agencies, and 28 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

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

We began our first vaccination clinics in our skilled nursing facilities around the middle of December 2020. As the vaccination clinics progressed and as the vaccine became more accessible, we began to see a significant decline in COVID-19 cases among our operations.  With the COVID-19 cases significantly declining during the first and second quarters of 2021, the census in our skilled nursing facilities began to increase. The census in our skilled nursing facilities has risen every month in the first and second quarters of 2021 and increased approximately 7.5% from January 1, 2021 through June 30, 2021.

Despite the COVID-19 cases significantly declining during the first and second quarters of 2021, our operating expenses remain elevated with incentive compensation being paid to our frontline partners, as well as increased costs of personal protective equipment (“PPE”), sanitizers and cleaning supplies, and COVID-19 testing of our patients and partners. Despite the continued disruption of COVID-19 to our operations, our capital and financial resources, including our overall liquidity, remain strong. Our liquidity provides us with significant flexibility to maintain the strength of our balance sheet in periods of uncertainty or stress.

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

Legislation and Government Stimulus Due to COVID-19

The U.S. government enacted several laws beginning in March 2020 designed to help the nation respond to the COVID-19 pandemic. The new laws impacted healthcare providers in a variety of ways, but the largest legislation from a monetary relief perspective is the CARES Act. Through the CARES Act, as well as the Paycheck Protection Program and Health Care Enactment Act, the federal government has allocated $178 billion to the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund. The Provider Relief Fund is administered through grants and other mechanisms to skilled nursing providers, home health providers, hospitals, and other Medicare and Medicaid enrolled providers to cover any unreimbursed health care related expenses or lost revenue attributable to the public health emergency resulting from COVID-19.

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $15,126,000 and $24,648,000 of government stimulus income from the Provider Relief Funds for the three months ended June 30, 2021 and 2020, respectively. The Company recorded $37,875,000 and $24,648,000 of government stimulus income from the Provider Relief Funds for the six months ended June 30, 2021 and 2020, respectively.  The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by HHS.

As of June 30, 2021, amounts not recognized as income are $10,429,000 and are reflected in the current liability section of our interim condensed consolidated balance sheet (provider relief funds). We anticipate incurring additional COVID-19 related expenses or lost revenues in the future; therefore, at this time, we believe that we will fully utilize the remaining $10,429,000 of Provider Relief Funds before the reporting requirement deadlines outlined by HHS.

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. We received approximately $51,253,000 as part of this program. These funds are applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. Recoupment of the accelerated payments began in the second quarter of 2021. As of June 30, 2021, $40,121,000 of the accelerated payments remain and is reflected within contract liabilities in the interim condensed consolidated balance sheet.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. On December 27, 2020, the Consolidated Appropriations Act of 2021 further suspended the 2.0% payment adjustment through June 30, 2021. On April 14, 2021, Congress extended the Medicare sequestration suspension period to December 31, 2021.

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would be due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At June 30, 2021, we have deferred $21,153,000 of the Company’s share of the social security taxes.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the six months ending June 30, 2021 was 78.9% compared to 87.9% for the same period a year ago. For the three months ended June 30, 2021, overall census in our owned and leased skilled nursing facilities was 81.1%% compared to 84.3% in the second quarter of 2020. The census in our skilled nursing facilities for the second quarter of 2021 increased approximately 4% from April 1, 2021 through June 30, 2021. The census in our skilled nursing facilities increased approximately 7.5% from January 1, 2021 through June 30, 2021.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of June 30, 2021:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	60
Percentage of 4 and 5-star rated skilled nursing facilities	80%	47%
Average rating for all skilled nursing facilities, end of period	4.15	3.21

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
Skilled Nursing	Acquisition	166 beds	Knoxville, TN	February 2020
Assisted Living	Bed Addition	20 beds	Gallatin, TN	September 2020
Skilled Nursing	Bed Addition	30 beds	Kingsport, TN	December 2020
Hospice	Acquisition	28 agencies	Various	June 2021
Behavioral Health Hospital	New Facility	16 beds	St. Louis, MO	Under Construction
Behavioral Health Hospital	New Facility	64 beds	Knoxville, TN	Under Construction

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $101,850,000 at June 30, 2021 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Government Reimbursement Programs

Medicare – Skilled Nursing Facilities

On July 29, 2021, CMS released a final rule outlining fiscal year 2022 Medicare payment rates and policy changes for skilled nursing facilities, which begins October 1, 2021. The fiscal year 2022 rule results in an increase of approximately $410 million in Medicare Part A payments to SNFs in 2022.  This estimate reflects an update to payment rates of 1.2%, which is based on a 2.7% SNF market basket update, less a 0.8% forecast error adjustment and a 0.7% productivity adjustment. These impact figures do not incorporate the SNF Value-Based Program reductions that are estimated to be $184.3 million in FY2022.

On July 31, 2020, CMS released its final rule outlining fiscal year 2021 Medicare payment rates and policy changes for skilled nursing facilities, which began October 1, 2020. The fiscal year 2021 final rule provided for an approximate 2.2% increase, or $750 million, compared to fiscal year 2020 levels. The final rule reflected the commitment to shifting Medicare payments from volume to value, with the continued implementation of PDPM and value-based purchasing to improve interoperability, operational quality, and safety.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension. On December 27, 2020, the Consolidated Appropriations Act of 2021 further suspended the 2.0% payment adjustment through June 30, 2021. On April 14, 2021, Congress extended the Medicare sequestration suspension period to December 31, 2021.

For the first six months of 2021, our average Medicare per diem rate for skilled nursing facilities increased 4.2% as compared to the same period in 2020.

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

We have also received from many of the states in which we operate supplemental Medicaid payments to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $7,094,000 and $3,858,000 in net patient revenues for these supplemental Medicaid payments for the three months ended June 30, 2021 and 2020, respectively. We have recorded $11,049,000 and $5,532,000 in net patient revenues for these supplemental Medicaid payments for the six months ended June 30, 2021 and 2020, respectively.

For the first six months of 2021, our average Medicaid per diem increased 8.4% compared to the same period in 2020.

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

In June 2021, CMS released its proposed rule outlining fiscal year 2022 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2022 will increase in aggregate by 1.7%, or $310 million, based on proposed policies. Additionally, CMS proposed plans to expand the Home Health Value-Based Purchasing (HHVBP) model nationwide by the start of 2022. The CMS Innovation Center developed the HHVBP demonstration in an effort to create financial incentives for better quality of care.

Medicare – Hospice

In July 2020, CMS released its final rule outlining fiscal year 2021 Medicare payment rates. CMS issued a rate increase of 2.4%, or $540 million, effective October 1, 2020. The hospice cap amount for the 2021 cap year is equal to the FY 2020 cap amount updated by the FY 2021 hospice payment update percentage of 2.4 percent, or $30,683.93.

In Apil 2021, CMS released its proposed rule outlining fiscal year 2022 Medicare payment rates. CMS issued a proposed rule to update hospice payment rates for fiscal year 2022 with a 2.3%, or $530 million, net increase to payments as compared to FY 2021. This includes a 2.5% market basket update and a 0.2 percentage point cut for productivity.

Segment Reporting

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and our behavioral health hospital; and (2) homecare and hospice services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as chief operating decision maker (“CODM”), to assess performance and allocate resources.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$218,860	$18,116	$-	$236,976
Other revenues	97	-	10,959	11,056
Government stimulus income	15,126	-	-	15,126
Net operating revenues and grant income	234,083	18,116	10,959	263,158

Costs and expenses:
Salaries, wages, and benefits	128,573	10,482	17,749	156,804
Other operating	65,129	3,991	2,923	72,043
Rent	8,278	454	1,438	10,170
Depreciation and amortization	9,227	94	810	10,131
Interest	215	-	-	215
Total costs and expenses	211,422	15,021	22,920	249,363

Income (loss) from operations	22,661	3,095	(11,961)	13,795
Non-operating income	-	-	5,586	5,586
Gain on acquisition of equity method investment	-	-	95,202	95,202
Unrealized losses on marketable equity securities	-	-	(6,489)	(6,489)

Income before income taxes	$22,661	$3,095	$82,338	$108,094

	Three Months Ended June 30, 2020
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$214,387	$11,284	$-	$225,671
Other revenues	127	-	11,196	11,323
Government stimulus income	22,622	2,026	-	24,648
Net operating revenues and grant income	237,136	13,310	11,196	261,642

Costs and expenses:
Salaries, wages, and benefits	136,380	7,963	12,571	156,914
Other operating	63,999	4,342	2,520	70,861
Rent	8,380	446	1,494	10,320
Depreciation and amortization	9,626	106	813	10,545
Interest	366	-	87	453
Total costs and expenses	218,751	12,857	17,485	249,093

Income (loss) from operations	18,385	453	(6,289)	12,549
Non-operating income	-	-	5,954	5,954
Unrealized gains on marketable equity securities	-	-	20,053	20,053

Income before income taxes	$18,385	$453	$19,718	$38,556

	Six Months Ended June 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$422,103	$31,728	$-	$453,831
Other revenues	195	-	22,230	22,425
Government stimulus income	37,875	-	-	37,875
Net operating revenues and grant income	460,173	31,728	22,230	514,131

Costs and expenses:
Salaries, wages, and benefits	257,383	18,890	25,661	301,934
Other operating	129,938	6,934	5,324	142,196
Rent	16,472	884	2,877	20,233
Depreciation and amortization	18,490	181	1,621	20,292
Interest	459	-	-	459
Total costs and expenses	422,742	26,889	35,483	485,114

Income (loss) from operations	37,431	4,839	(13,253)	29,017
Non-operating income	-	-	11,846	11,846
Gain on acquisition of equity method investment	-	-	95,202	95,202
Unrealized gains on marketable equity securities	-	-	570	570

Income before income taxes	$37,431	$4,839	$94,365	$136,635

	Six Months Ended June 30, 2020
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$445,374	$24,392	$-	$469,766
Other revenues	561	-	22,791	23,352
Government stimulus income	22,622	2,026	-	24,648
Net operating revenues and grant income	468,557	26,418	22,791	517,766

Costs and expenses:
Salaries, wages, and benefits	271,595	16,279	16,509	304,383
Other operating	129,104	8,161	5,264	142,529
Rent	16,757	903	2,992	20,652
Depreciation and amortization	19,197	160	1,626	20,983
Interest	748	-	117	865
Total costs and expenses	437,401	25,503	26,508	489,412

Income (loss) from operations	31,156	915	(3,717)	28,354
Non-operating income	-	-	12,392	12,392
Gain on acquisition of equity method investment	-	-	1,708	1,708
Unrealized losses on marketable equity securities	-	-	(40,339)	(40,339)

Income (loss) before income taxes	$31,156	$915	$(29,956)	$2,115

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

The operating results for the newly constructed healthcare facilities not at full capacity for the three and six months ended June 30, 2021 include facilities that began operations from 2019 to 2021. For the three and six months ended June 30, 2020, included are facilities that began operations from 2018 to 2020. For all of the 2021 and 2020 periods presented, there is one memory care facility that is included in the reconciliation.

In June 2021, the gain on the acquisition of an equity method investment is from the acquisition of Caris HealthCare, L.P. See Note 4 for additional detail describing the Caris acquisition. In February 2020, the gain on the acquisition of an equity method investment is from the acquisition of a skilled nursing facility in Knoxville, Tennessee where we owned a prior 25% non-controlling ownership interest before acquiring the remaining 75% ownership interest.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Net income attributable to National Healthcare Corporation	$104,883	$28,324	$126,150	$1,472
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	6,489	(20,053)	(570)	40,339
Gains on acquisitions of equity method investments	(95,202)	-	(95,202)	(1,708)
Operating results for newly opened facilities not at full capacity	120	112	365	314
Share-based compensation expense	683	823	1,179	1,289
Provision/(benefit) of income taxes on non-GAAP adjustments	(1,896)	4,971	(253)	(10,461)
Non-GAAP Net income	$15,077	$14,177	$31,669	$31,245

GAAP diluted earnings per share	$6.80	$1.84	$8.19	$0.10
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	0.31	(0.97)	(0.03)	1.94
Gains on acquisitions of equity method investments	(6.17)	-	(6.18)	(0.08)
Operating results for newly opened facilities not at full capacity	0.01	0.01	0.02	0.02
Share-based compensation expense	0.03	0.04	0.06	0.05
Non-GAAP diluted earnings per share	$0.98	$0.92	$2.06	$2.03

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three months and six months ended June 30, 2021 and 2020.

Percentage of Net Operating Revenues and Grant Income

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net operating revenues and grant income	100.0%	100.0%	100%	100%
Costs and expenses:
Salaries, wages, and benefits	59.6	60.0	58.7	58.8
Other operating	27.4	27.1	27.7	27.5
Facility rent	3.9	3.9	4.0	4.0
Depreciation and amortization	3.8	4.0	3.9	4.0
Interest	0.1	0.2	0.1	0.2
Total costs and expenses	94.8	95.2	94.4	94.5
Income from operations	5.2	4.8	5.6	5.5
Non–operating income	2.2	2.2	2.4	2.3
Gains on acquisitions of equity method investments	36.2	-	18.5	0.4
Unrealized gains/(losses) on marketable equity securities	(2.5)	7.7	0.1	(7.8)
Income before income taxes	41.1	14.7	26.6	0.4
Income tax provision	(1.1)	(3.8)	(2.0)	(0.1)
Net income	40.0	10.9	24.6	0.3
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	0.0
Net income attributable to stockholders of NHC	39.9	10.8	24.5	0.3

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Results for the quarter ended June 30, 2021 compared to the second quarter of 2020 include a 0.6% increase in net operating revenues and grant income and a 9.9% increase in income from operations. For the quarter ended June 30, 2021, GAAP net income attributable to NHC was $104,883,000 compared to $28,324,000 for the same period in 2020.

The large increase in our reported GAAP net income for the second quarter of 2021 is primarily due to the gain recorded from the acquisition of Caris, a hospice provider. Excluding the gain on the Caris acquisition, as well as the unrealized losses in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the three months ended June 30, 2021 was $15,077,000 compared to $14,177,000 for the second quarter of 2020, which is an increase of 6.4%.

Net operating revenues and grant income

Net patient revenues increased $11,305,000, or 5.0%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 81.1%, compared to an average of 84.3% for the same quarter a year ago. With the COVID-19 cases significantly declining during the first and second quarters of 2021, the census in our skilled nursing facilities began to increase.  The census in our skilled nursing facilities for the second quarter of 2021 increased approximately 4% from April 1, 2021 through June 30, 2021.

Overall, the composite skilled nursing facility per diem increased 7.8% compared to the same quarter a year ago. Our Medicare per diem rates increased 2.0% and managed care per diem rates increased 4.2% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 8.2% and 3.7%, respectively, compared to the same quarter a year ago. The Medicaid per diem rate increased significantly due to the supplemental COVID-19 payments that we received from various states to help mitigate the incremental costs in fighting the pandemic. For the three months ending June 30, 2021 and 2020, respectively, $7,094,000 and $3,858,000 have been included in our net patient revenues for these supplemental COVID-19 Medicaid payments.

In June 2021, the Company acquired the remaining ownership interest in Caris, which resulted in net patient revenues increasing of $3,712,000 for the three months ended June 30, 2021 compared to the second quarter of 2020. Our homecare operations had an increase in net patient revenues of approximately $3,121,000 for the three months ended June 30, 2021 compared to the second quarter of 2020. In November 2020, the Company sold a skilled nursing facility located in Town & Country, Missouri. For the three months ended June 30, 2021, the sale of this facility decreased net patient revenue by $2,171,000 compared to the second quarter of 2020.

Other revenues decreased $267,000, or 2.4%, compared to the same quarter last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

During the three months ended June 30, 2021 and 2020, respectively, we recorded $15,126,000 and $24,648,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the three months ended June 30, 2021 compared to the same period of 2020 increased $270,000, or 0.1%, to $249,363,000 from $249,093,000.

Salaries, wages, and benefits decreased $110,000, or 0.1%, to $156,804,000 from $156,914,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 59.6% compared to 60.0% for the three months ended June 30, 2021 and 2020, respectively. With the COVID-19 cases significantly declining during the second quarter of 2021, the COVID-related incentive pay (or combat pay) was significantly reduced in the second quarter of 2021 compared to the same quarter a year ago. But, we continue to face tremendous wage pressure and inflation to retain and attract new partners (employees). Therefore, the wage pressure and inflation increases offset any reduction in salaries and wages from the decreasing of the COVID-related incentive pay. Our Caris acquisition increased salaries, wages, and benefits $1,905,000 in the second quarter of 2021 compared to the same quarter a year ago.

Other operating expenses increased $1,182,000, or 1.7%, to $72,043,000 for the 2021 period compared to $70,861,000 for the 2020 period. Other operating expenses as a percentage of net operating revenues and grant income was 27.4% and 27.1% for the three months ended June 30, 2021 and 2020, respectively. Our Caris acquisition increased other operating expenses $771,000 in the second quarter of 2021 compared to the same quarter a year ago.

Other income

Non–operating income decreased by $368,000 compared to the same period last year, as further detailed in Note 7 to our interim condensed consolidated financial statements.

Gain on acquisition of equity method investments

In June 2021, a gain of $95,202,000 was recorded on the acquisition of the remaining ownership interest of Caris. We previously held a noncontrolling interest in the partnership. See Note 4 for additional detail describing the Caris acquisition.

Income taxes

The income tax provision for the three months ended June 30, 2021 is $2,764,000 (an effective income tax rate of 2.6%). The $95.2 million gain from the Caris acquisition is a non-taxable event and is the primary driver of our effective tax rate being lower than expected. Excluding certain items, we expect our corporate (federal and state) income tax rate for 2021 to be approximately 26.0%.

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

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Results for the six months ended June 30, 2021 compared to the first six months of 2020 include a 0.7% decrease in net operating revenues and grant income and a 2.3% increase in income from operations. For the six months ended June 30, 2021, GAAP net income attributable to NHC was $126,150,000 compared to $1,472,000 for the same period in 2020.

The large increase in our reported GAAP net income for the 2021 six-month period compared to the same period in 2020 is primarily due to the gain recorded from the acquisition of Caris, a hospice provider. Excluding the gain on the Caris acquisition, as well as the unrealized gains and losses in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the six months ended June 30, 2021 was $31,669,000 compared to $31,245,000 for the first six months of 2020, which is an increase of 1.4%.

Net operating revenues and grant income

Net patient revenues decreased $15,935,000, or 3.4%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the six months averaged 78.9%, compared to an average of 87.9% for the same period a year ago. With the COVID-19 cases significantly declining during the first and second quarters of 2021, the census in our skilled nursing facilities began to increase. The census in our skilled nursing facilities has risen every month in the first and second quarters of 2021 and increased approximately 7.5% from January 1, 2021 through June 30, 2021.

Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 7.4% compared to the same period a year ago. Our Medicare per diem rates increased 4.2% and managed care per diem rates increased 3.7% compared to the same period a year ago. Medicaid and private pay per diem rates increased 8.4% and 1.1%, respectively, compared to the same period a year ago. The Medicaid per diem rate increased significantly due to the supplemental COVID-19 payments that we received from various states to help mitigate the incremental costs in fighting the pandemic. For the six months ending June 30, 2021 and 2020, respectively, $11,049,000 and $5,532,000 have been included in our net patient revenues for these supplemental COVID-19 Medicaid payments

In June 2021, the Company acquired the remaining ownership interest in Caris, which resulted in net patient revenues increasing $3,712,000 for the six months ended June 30, 2021 compared to the same period a year ago. Our homecare operations had an increase in net patient revenues of approximately $3,625,000 for the six months ended June 30, 2021, compared to the same period a year ago. In November 2020, the Company sold a skilled nursing facility located in Town & Country, Missouri. For the six months ended June 30, 2021, the sale of this facility decreased net patient revenue by $4,404,000 compared to the same period a year ago.

Other revenues decreased $927,000, or 4.0%, compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

During the six months ended June 30, 2021 and 2020, respectively, we recorded $37,875,000 and $24,648,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the six months ended June 30, 2021 compared to the same period of 2020 decreased $4,298,000, or 0.9%, to $485,114,000 from $489,412,000.

Salaries, wages, and benefits decreased $2,449,000, or 0.8%, to $301,934,000 from $304,383,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 58.7% compared to 58.8% for the six months ended June 30, 2021 and 2020, respectively. With the COVID-19 cases significantly declining during the first and second quarter of 2021, the COVID-related incentive pay (or combat pay) was significantly reduced for the 2021 six-month period compared to the same period a year ago. But, we continue to face tremendous wage pressure and inflation to retain and attract new partners (employees). Therefore, the wage pressure and inflation increases offset most of the reduction in salaries and wages from the decreasing of the COVID-related incentive pay. Our Caris acquisition in June 2021 increased salaries, wages, and benefits $1,905,000 in the second quarter of 2021 compared to the six-month period a year ago.

Other operating expenses decreased $333,000, or 0.2%, to $142,196,000 for the 2021 period compared to $142,529,000 for the 2020 period. Other operating expenses as a percentage of net operating revenues and grant income was 27.7% and 27.5% for the six months ended June 30, 2021 and 2020, respectively. Our Caris acquisition increased other operating expenses $771,000 in the six month period of 2021 compared to the same period a year ago.

Other income

Non–operating income decreased by $546,000 compared to the same period last year, as further detailed in Note 7 to our interim condensed consolidated financial statements.

Gain on acquisition of equity method investments

In June 2021, a gain of $95,202,000 was recorded on the acquisition of the remaining ownership interest of Caris. We previously held a noncontrolling interest in the partnership. See Note 4 for additional detail describing the Caris acquisition.

In February 2020, a gain of $1,708,000 was recorded on the acquisition of the remaining ownership interest of a 166-bed skilled nursing facility in Knoxville, Tennessee. We previously held a noncontrolling interest in the facility. Upon acquiring the remaining ownership interest, we valued the business and our previously held equity position based upon the facility’s fair value.

Income taxes

The income tax provision for the six months ended June 30, 2021 is $9,997,000 (an effective income tax rate of 7.3%). The $95.2 million gain from the Caris acquisition is a non-taxable event and is the primary driver of our effective tax rate being lower than expected. Excluding certain items, we expect our corporate (federal and state) income tax rate for 2021 to be approximately 26.0%.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended June 31		Six Month Change
	2021	2020	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$158,502	$61,010	$97,492	159.8

Cash provided by operating activities	40,122	154,727	(114,605)	(74.1)

Cash used in investing activities	(31,995)	(18,567)	(13,428)	(72.3)

Cash used in financing activities	(16,042)	(26,391)	10,349	39.2

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$150,587	$170,779	$(20,192)	(11.8)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $40,122,000 as compared to $154,727,000 in the same period last year. Cash provided by operating activities consisted of net income of $126,638,000 and adjustments for non–cash items of $79,959,000. There was cash used for working capital needs in the amount of $12,871,000 for six months ended June 30, 2021 compared to cash provided by working capital needs in the amount $102,187,000 for the same period a year ago. We also received cash distributions from our unconsolidated investments of $6,314,000 during the six months ended June 30, 2021, compared to $6,901,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains on our marketable equity securities, deferred taxes, stock compensation, and gains on the acquisitions of equity method investments.

Investing Activities

Net cash used in investing activities totaled $31,995,000 for the six months ended June 30, 2021 compared to $18,567,000 for the six months ended June 30, 2020. Cash used for property and equipment additions was $13,143,000 and $12,517,000 for the six months ended June 30, 2021 and 2020, respectively. The acquisition of Caris resulted in cash used of $28,713,000 for the six months ended June 30, 2021. The Company collected notes receivable of $8,405,000 and $1,139,000 for the six months ended June 30, 2021 and 2020, respectively. Sales of marketable securities, net of purchases, resulted in positive cash flow of $1,456,000 for the six months ended June 30, 2021 compared to $69,000 for the six months ended June 30, 2020.

Financing Activities

Net cash used in financing activities totaled $16,042,000 for the six months ended June 30, 2021 compared to net cash used in financing activities of $26,391,000 for the six months ended June 30, 2020. We made principal payments under our finance lease obligations in the amount of $2,178,000 and $2,052,000 for the six months ended June 30, 2021 and 2020, respectively. Cash used for dividend payments to common stockholders totaled $15,990,000 in the current year period compared to $15,948,000 for the same period a year ago.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $134,692,000 and our marketable equity and debt securities of $162,317,000 are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $134,692,000 and our marketable equity and debt securities of $162,317,000. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities. At June 30, 2021, we do not have any long-term debt.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At June 30, 2021, we have available for sale marketable debt securities in the amount of $166,346,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At June 30, 2021, the fair value of our marketable equity securities is approximately $153,840,000. Of the $153.8 million equity securities portfolio, our investment in NHI comprises approximately $109.3 million, or 71.1%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $15.4 million. At June 30, 2021, our equity securities had net unrealized gains of $98.9 million. Of the $98.9 million of unrealized gains, $84.6 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current, and pending litigation of material significance to NHC, please see Note 17 of this Form 10–Q.

Item 1A.	Risk Factors.

During the six months ended June 30, 2021, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 5, 2021	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: August 5, 2021	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)