Form 10-Q
period 2021-09-30
NATIONAL HEALTHCARE CORP
filed 2021-11-04
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

15,423,340 shares of common stock of the registrant were outstanding as of November 1, 2021.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Revenues and grant income:
Net patient revenues	$254,817	$227,383	$708,648	$697,149
Other revenues	11,491	11,111	33,916	34,463
Government stimulus income	10,429	12,132	48,304	36,780
Net operating revenues and grant income	276,737	250,626	790,868	768,392

Cost and expenses:
Salaries, wages, and benefits	159,305	151,564	461,239	455,947
Other operating	84,039	70,887	226,235	213,416
Facility rent	10,204	10,320	30,437	30,972
Depreciation and amortization	10,229	10,548	30,521	31,531
Interest	198	285	657	1,150
Total costs and expenses	263,975	243,604	749,089	733,016

Income from operations	12,762	7,022	41,779	35,376

Other income:
Non–operating income	3,399	6,478	15,245	18,870
Gains on acquisitions of equity method investments	-	-	95,202	1,708
Unrealized losses on marketable equity securities	(23,797)	(241)	(23,227)	(40,580)

Income/(loss) before income taxes	(7,636)	13,259	128,999	15,374
Income tax (provision)/benefit	4,090	(391)	(5,907)	(800)
Net income/(loss)	(3,546)	12,868	123,092	14,574
Net (income)/loss attributable to noncontrolling interest	198	(19)	(290)	(253)

Net income/(loss) attributable to National HealthCare Corporation	$(3,348)	$12,849	$122,802	$14,321

Earnings/(loss) per share attributable to National HealthCare Corporation stockholders:
Basic	$(0.22)	$0.84	$8.00	$0.94
Diluted	$(0.22)	$0.84	$7.97	$0.93

Weighted average common shares outstanding:
Basic	15,364,043	15,310,754	15,347,042	15,304,235
Diluted	15,364,043	15,371,311	15,414,683	15,368,775

Dividends declared per common share	$0.52	$0.52	$1.56	$1.56

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income/(Loss)

(unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Net income/(loss)	$(3,546)	$12,868	$123,092	$14,574

Other comprehensive income/(loss):
Unrealized gains/(losses) on investments in marketable debt securities	(658)	632	(2,691)	2,883
Reclassification adjustment for realized gains on sales of marketable debt securities	(2)	(122)	(214)	(135)
Income tax (expense)/benefit related to items of other comprehensive income	138	(107)	614	(577)
Other comprehensive income/(loss), net of tax	(522)	403	(2,291)	2,171

Net (income)/loss attributable to noncontrolling interest	198	(19)	(290)	(253)

Comprehensive income/(loss) attributable to National HealthCare Corporation	$(3,870)	$13,252	$120,511	$16,492

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	Sept. 30, 2021	December 31, 2020
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$112,462	$147,093
Restricted cash and cash equivalents, current portion	12,506	9,673
Marketable equity securities	105,893	128,590
Marketable debt securities	36,590	47,762
Restricted marketable equity securities	24,520	4,680
Restricted marketable debt securities, current portion	18,794	16,601
Accounts receivable	99,019	89,670
Inventories	8,696	8,781
Prepaid expenses and other assets	5,450	2,977
Notes receivable, current portion	899	928
Total current assets	424,829	456,755

Property and Equipment:
Property and equipment, at cost	1,062,620	1,030,426
Accumulated depreciation and amortization	(540,601)	(510,108)
Net property and equipment	522,019	520,318

Other Assets:
Restricted cash and cash equivalents, less current portion	1,799	1,736
Restricted marketable debt securities, less current portion	118,737	125,472
Deposits and other assets	4,798	4,580
Operating lease right-of-use assets	162,550	179,055
Goodwill	168,295	21,341
Intangible assets	7,038	-
Notes receivable, less current portion	3,502	12,093
Investments in unconsolidated companies	2,231	40,782
Total other assets	468,950	385,059
Total assets	$1,415,798	$1,362,132

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	Sept. 30, 2021	December 31, 2020
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$32,900	$21,112
Finance lease obligations, current portion	4,626	4,423
Operating lease liabilities, current portion	27,289	25,451
Accrued payroll	85,926	86,183
Amounts due to third party payors	17,046	16,454
Accrued risk reserves, current portion	31,300	30,953
Other current liabilities	23,550	21,344
Provider relief funds	-	16,068
Contract liabilities	27,013	51,253
Dividends payable	8,020	7,987
Total current liabilities	257,670	281,228

Finance lease obligations, less current portion	7,045	10,540
Operating lease liabilities, less current portion	135,261	153,604
Accrued risk reserves, less current portion	72,524	68,584
Refundable entrance fees	6,868	7,462
Deferred income taxes	8,037	14,079
Other noncurrent liabilities	26,503	28,375
Total liabilities	513,908	563,872

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,423,240 and 15,369,745 shares, respectively, issued and outstanding	154	153
Capital in excess of par value	230,974	226,943
Retained earnings	661,783	563,024
Accumulated other comprehensive income	2,766	5,057
Total National HealthCare Corporation stockholders’ equity	895,677	795,177
Noncontrolling interest	6,213	3,083
Total equity	901,890	798,260
Total liabilities and equity	$1,415,798	$1,362,132

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30
	2021	2020
Cash Flows From Operating Activities:
Net income	$123,092	$14,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,521	31,531
Equity in earnings of unconsolidated investments	(5,320)	(8,448)
Distributions from unconsolidated investments	6,314	10,050
Unrealized losses on marketable equity securities	23,227	40,580
Gains on sales of marketable securities	(941)	(135)
Gains on acquisitions of equity method investments	(95,202)	(1,708)
Deferred income taxes	(5,428)	(10,404)
Stock–based compensation	1,905	1,807
Changes in operating assets and liabilities:
Accounts receivable	1,195	9,604
Inventories	85	344
Prepaid expenses and other assets	(1,685)	2,992
Trade accounts payable	8,329	207
Accrued payroll	(3,480)	5,309
Amounts due to third party payors	100	388
Accrued risk reserves	4,287	9,977
Provider relief funds	(16,068)	21,404
Contract liabilities	(24,240)	51,253
Other current liabilities	2,110	7,985
Other noncurrent liabilities	(1,930)	(3,410)
Net cash provided by operating activities	46,871	183,900
Cash Flows From Investing Activities:
Purchases of property and equipment	(25,774)	(17,717)
Acquisitions of equity method investments, net of cash acquired	(28,713)	(6,648)
Investments in unconsolidated companies	(350)	(305)
Investments in notes receivable	-	(425)
Collections of notes receivable	8,620	1,572
Purchases of marketable securities	(95,749)	(19,754)
Proceeds from sale of marketable securities	89,129	28,004
Net cash used in investing activities	(52,837)	(15,273)
Cash Flows From Financing Activities:
Borrowings under credit facility	-	40,000
Repayments under credit facility	-	(50,000)
Principal payments under finance lease obligations	(3,292)	(3,101)
Dividends paid to common stockholders	(24,010)	(23,935)
Noncontrolling interest contributions	-	2,488
Issuance of common shares	2,405	1,075
Repurchase of common shares	(278)	(53)
Entrance fee (refunds) deposits	(594)	7
Net cash used in financing activities	(25,769)	(33,519)
Net (Decrease)/Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(31,735)	135,108
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	158,502	61,010
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$126,767	$196,118

Balance Sheet Classifications:
Cash and cash equivalents	$112,462	$183,765
Restricted cash and cash equivalents	14,305	12,353
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$126,767	$196,118

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2021	15,369,745	$153	$226,943	$563,024	$5,057	$3,083	$798,260
Net income	–	–	–	21,267	–	41	21,308
Other comprehensive loss	–	–	–	–	(1,922)	–	(1,922)
Stock–based compensation	–	–	496	–	–	–	496
Shares sold – options exercised	24,331	1	326	–	–	–	327
Repurchase of common shares	(3,936)	–	(278)	–	–	–	(278)
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(8,003)	–	–	(8,003)
Balance at March 31, 2021	15,390,140	$154	$227,487	$576,288	$3,135	$3,124	$810,188

Net income	–	–	–	104,883	–	447	105,330
Contributions attributable to noncontrolling interest	–	–	–	–	–	2,840	2,840
Other comprehensive income	–	–	–	–	153	–	153
Stock–based compensation	–	–	683	–	–	–	683
Shares sold – options exercised	33,100	–	2,078	–	–	–	2,078
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(8,020)	–	–	(8,020)
Balance at June 30, 2021	15,423,240	$154	$230,248	$673,151	$3,288	$6,411	$913,252

Net loss	–	–	–	(3,348)	–	(198)	(3,546)
Other comprehensive loss	–	–	–	–	(522)	–	(522)
Stock–based compensation	–	–	726	–	–	–	726
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(8,020)	–	–	(8,020)
Balance at September 30, 2021	15,423,240	$154	$230,974	$661,783	$2,766	$6,213	$901,890

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity (continued)

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2020	15,332,206	$153	$222,787	$553,093	$2,560	$476	$779,069
Net (loss) income	–	–	–	(26,852)	–	36	(26,816)
Contributions attributable to noncontrolling interest	–	–	–	–	–	281	281
Other comprehensive loss	–	–	–	–	(2,012)	–	(2,012)
Stock–based compensation	–	–	466	–	–	–	466
Shares sold – options exercised	15,006	–	400	–	–	–	400
Repurchase of common shares	(611)	–	(53)	–	–	–	(53)
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,980)	–	–	(7,980)
Balance at March 31, 2020	15,346,601	$153	$223,600	$518,261	$548	$793	$743,355

Net income	–	–	–	28,324	–	198	28,522
Contributions attributable to noncontrolling interest	–	–	–	–	–	244	244
Other comprehensive income	–	–	–	–	3,780	–	3,780
Stock–based compensation	–	–	823	–	–	–	823
Shares sold – options exercised	11,073	–	549	–	–	–	549
Repurchase of common shares	(186)	–	–	–	–	–	–
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,986)	–	–	(7,986)
Balance at June 30, 2020	15,357,488	$153	$224,972	$538,599	$4,328	$1,235	$769,287

Net income	–	–	–	12,849	–	19	12,868
Contributions attributable to noncontrolling interest	–	–	–	–	–	1,963	1,963
Other comprehensive income	–	–	–	–	403	–	403
Stock–based compensation	–	–	518	–	–	–	518
Shares sold – options exercised	2,000	–	126	–	–	–	126
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(7,988)	–	–	(7,988)
Balance at September 30, 2020	15,359,488	$153	$225,616	$543,460	$4,731	$3,217	$777,177

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2021

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2021, we operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,473 licensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital, 34 homecare agencies, and 28 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors. Contractual adjustments are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $1,452,000 and $3,473,000 for the three months and nine months ended September 30, 2021, respectively. For the three months and nine months ended September 30, 2020, bad debt expense was $1,463,000 and $3,538,000, respectively. As of September 30, 2021, and December 31, 2020, the Company has recorded an allowance for doubtful accounts of $7,396,000 and $5,672,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $5,361,000 and $15,615,000 for the three and nine months ended September 30, 2021, respectively. General and administrative costs were $5,259,000 and $15,649,000 for the three months and nine months ended September 30, 2020, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized but is subject to an annual impairment test. We perform our annual goodwill impairment assessment on the first day of the fourth quarter.  Tests are performed more frequently if events occur, or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarily determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as noncurrent liabilities section of our consolidated balance sheets. As of September 30, 2021, and December 31, 2020, we have recorded refundable entrance fees in the amount of $6,868,000 and $7,462,000, respectively.

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of September 30, 2021, and December 31, 2020, we have recorded a future service obligation liability in the amount of $2,177,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

Note 3 – Coronavirus Pandemic

In early March 2020, COVID-19, a disease caused by the novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. The U.S. government enacted several laws beginning in March 2020 designed to help the nation respond to the COVID-19 pandemic. The new laws impacted healthcare providers in a variety of ways, but the largest legislation from a monetary relief perspective is the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Through the CARES Act, as well as the Paycheck Protection Program and Health Care Enhancement Act ("PPPCHE"), the federal government allocated $178 billion to the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund. The Provider Relief Fund is administered through grants and other mechanisms to skilled nursing providers, home health providers, hospitals, and other Medicare and Medicaid enrolled providers to cover any unreimbursed health care related expenses or lost revenue attributable to the public health emergency resulting from COVID-19.

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $10,429,000 and $12,132,000 of government stimulus income from the Provider Relief Funds for the three months ended September 30, 2021 and 2020, respectively. The Company recorded $48,304,000 and $36,780,000 of government stimulus income from the Provider Relief Funds for the nine months ended September 30, 2021 and 2020, respectively.  The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received approximately $51,253,000 as part of this program. These funds are applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment begins, repayment will occur through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding nine months, repayment will occur through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. The recoupment of the accelerated payments began in the second quarter of 2021. At  September 30, 2021, we have $27,013,000 of the accelerated payments remaining to be recouped and this balance is reflected within contract liabilities in the interim condensed consolidated balance sheet.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. On December 27, 2020, the Consolidated Appropriations Act of 2021 further suspended the 2.0% payment adjustment through September 30, 2021. On April 14, 2021, Congress extended the Medicare sequestration suspension period to December 31, 2021.

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would be due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At September 30, 2021, we have deferred $21,153,000 of the Company’s share of the social security taxes.  At September 30, 2021, half of the payroll tax deferral is included in accrued payroll in the current liabilities section of the consolidated balance sheet and the other half of the payroll tax deferral is included in other noncurrent liabilities within our consolidated balance sheet.

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $5,053,000 and $4,845,000 in net patient revenues for these supplemental Medicaid payments for the three months ended September 30, 2021 and 2020, respectively. We have recorded $16,102,000 and $10,378,000 in net patient revenues for these supplemental Medicaid payments for the nine months ended September 30, 2021 and 2020, respectively.

Note 4 – Acquisition of Caris HealthCare, L.P.

On June 11, 2021, the Company acquired the remaining 24.9% equity interest in Caris HealthCare, L.P. (“Caris”) for a purchase price of approximately $28,713,000, net of cash acquired. Caris specializes in providing hospice and palliative care to over 1,250 patients per day in 28 locations in Georgia, Missouri, South Carolina, Tennessee, and Virginia. As a leading senior care provider, this acquisition is a strategic advancement of our growth that will provide a continuum of post-acute health care to seniors in our operational footprint.

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

The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation and determine the fair value of the previously held equity method investment.

The Company has performed a preliminary valuation analysis of the fair market value of Caris’ assets acquired and liabilities assumed. The final valuation of the assets acquired, and liabilities assumed was not complete as of September 30, 2021, but will be finalized within the allowable measurement period. The following table summarizes the allocation of the preliminary purchase price as of the transaction’s closing date (in thousands):

Amount
Cash and cash equivalents	$15,515
Restricted cash and cash equivalents	58
Accounts receivable	10,544
Prepaid expenses and other assets	1,006
Property and equipment	3,608
Operating lease – right-of-use assets	2,122
Intangible assets	7,038
Total assets acquired	39,891

Trade accounts payable	3,459
Accrued payroll	3,223
Other current liabilities	587
Operating lease liabilities	2,122
Other noncurrent liabilities	58
Total liabilities assumed	9,449

Net identifiable assets acquired	30,442
Goodwill	146,954
Total estimated fair value of the acquisition	$177,396

The indefinite-lived intangible assets acquired include the trade name of Caris and the certificates of need and licenses. The goodwill is recorded in the homecare and hospice segment and is attributed to the workforce acquired and reputation of the business as part of the transaction. We expect approximately 30%-40% of the goodwill to be deductible for income tax purposes.

For the three months ended September 30, 2021, Caris contributed net patient revenues of $17,547,000 and income before income taxes of $4,660,000 that are included in the Company's interim condensed consolidated statements of operations.  For the nine months ended September 30, 2021, Caris contributed net patient revenues of $21,259,000 and income before income taxes of $5,643,000 that are included in the Company’s interim condensed consolidated statements of operations.

The following table contains unaudited pro forma interim condensed consolidated statements of operations information for the three months and nine months ended September 30, 2021 and 2020, assuming that the Caris acquisition closed on January 1, 2020. The pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation of assets acquired and liabilities assumed. The pro forma financial information may vary in future quarters based on the final valuations and analysis of the fair value of the assets acquired and liabilities assumed (in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net patient revenues	$254,817	$243,357	$736,619	$744,762
Total costs and expenses	263,975	256,385	770,295	770,338
Income from operations	12,762	10,215	48,544	45,667
Non-operating income	3,399	3,500	10,374	10,670
Income (loss) before income taxes	(7,636)	14,406	35,691	17,465
Net income (loss) attributable to NHC	$(3,348)	$13,698	$29,002	$15,589

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

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net patient revenues:
Inpatient services	$222,884	$214,211	$644,986	$659,585
Homecare and hospice	31,933	13,172	63,662	37,564
Total net patient revenue	$254,817	$227,383	$708,648	$697,149

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
Source	2021	2020	2021	2020
Medicare	36%	35%	35%	34%
Managed Care	10%	11%	12%	11%
Medicaid	30%	28%	29%	29%
Private Pay and Other	24%	26%	24%	26%
Total	100%	100%	100%	100%

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

For hospice services, Medicare pays a daily rate to cover the costs for providing services included in the patient care plan. Medicare makes daily payments based on 1 of 4 levels of hospice care. All hospice care and services offered to patients and their families must follow an individualized written plan of care that meets the patient’s needs.

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

Contract Liabilities

Included in the Company’s interim condensed consolidated balance sheets are contract liabilities, which represent payments the Company receives in advance of services provided. As of September 30, 2021 and December 31, 2020, the Company has recorded $27,013,000 and $51,253,000, respectively, in contract liabilities related to receipts from the Medicare Accelerated and Advance Payment Program.  Recoupment of the accelerated payments began in the second quarter of 2021.

A summary of the contract liabilities are follows (in thousands):

Balance at December 31, 2020	$51,253
Payments received	-
Payments recouped	(24,240)
Balance at September 30, 2021	$27,013

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $17,046,000 and $16,454,000 as of September 30, 2021 and December 31, 2020, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Rental income	$5,792	$5,646	$16,954	$16,972
Management and accounting services fees	4,244	4,052	12,703	12,651
Insurance services	1,291	1,294	3,832	4,074
Other	164	119	427	766
Total other revenues	$11,491	$11,111	$33,916	$34,463

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 9 – Long Term Leases.

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). For the three and nine months ended September 30, 2021, we recognized management fees and interest on management fees of $970,000 and $2,806,000 from these centers, respectively. For the three months and nine months ended September 30, 2020, we recognized management fees and interest on management fees of $920,000 and $3,399,000 for these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2021 were $780,000 and $2,298,000, respectively. For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2020 were $779,000 and $2,441,000, respectively. Associated losses and expenses are reflected in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2021 were $511,000 and $1,534,000, respectively. For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2020 were $515,000 and $1,633,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 7 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income (in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Equity in earnings of unconsolidated investments	$14	$3,019	$5,320	$8,448
Dividends and net realized gains on sales of securities	2,365	2,084	6,242	5,997
Interest income	1,020	1,375	3,683	4,425
Total non-operating income	$3,399	$6,478	$15,245	$18,870

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$222,884	$31,933	$-	$254,817
Other revenues	128	-	11,363	11,491
Government stimulus income	10,429	-	-	10,429
Net operating revenues and grant income	233,441	31,933	11,363	276,737

Costs and expenses:
Salaries, wages, and benefits	131,567	17,592	10,146	159,305
Other operating	74,506	6,797	2,736	84,039
Rent	8,169	594	1,441	10,204
Depreciation and amortization	9,300	118	811	10,229
Interest	198	-	-	198
Total costs and expenses	223,740	25,101	15,134	263,975

Income (loss) from operations	9,701	6,832	(3,771)	12,762
Non-operating income	-	-	3,399	3,399
Unrealized losses on marketable equity securities	-	-	(23,797)	(23,797)

Income (loss) before income taxes	$9,701	$6,832	$(24,169)	$(7,636)

	Three Months Ended September 30, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues and grant income:
Net patient revenues	$214,211	$13,172	$-	$227,383
Other revenues	84	-	11,027	11,111
Government stimulus income	12,132	-	-	12,132
Net operating revenues and grant income	226,427	13,172	11,027	250,626

Costs and expenses:
Salaries, wages, and benefits	132,245	8,210	11,109	151,564
Other operating	65,066	3,311	2,510	70,887
Rent	8,377	448	1,495	10,320
Depreciation and amortization	9,629	106	813	10,548
Interest	325	-	(40)	285
Total costs and expenses	215,642	12,075	15,887	243,604

Income (loss) from operations	10,785	1,097	(4,860)	7,022
Non-operating income	-	-	6,478	6,478
Unrealized losses on marketable equity securities	-	-	(241)	(241)

Income before income taxes	$10,785	$1,097	$1,377	$13,259

	Nine Months Ended September 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$644,986	$63,662	$-	$708,648
Other revenues	324	-	33,592	33,916
Government stimulus income	48,304	-	-	48,304
Net operating revenues and grant income	693,614	63,662	33,592	790,868

Costs and expenses:
Salaries, wages, and benefits	388,949	36,483	35,807	461,239
Other operating	204,445	13,730	8,060	226,235
Rent	24,641	1,478	4,318	30,437
Depreciation and amortization	27,790	299	2,432	30,521
Interest	657	-	-	657
Total costs and expenses	646,482	51,990	50,617	749,089

Income (loss) from operations	47,132	11,672	(17,025)	41,779
Non-operating income	-	-	15,245	15,245
Gain on acquisition of equity method investment	-	-	95,202	95,202
Unrealized losses on marketable equity securities	-	-	(23,227)	(23,227)

Income before income taxes	$47,132	$11,672	$70,195	$128,999

	Nine Months Ended September 30, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues and grant income:
Net patient revenues	$659,585	$37,564	$-	$697,149
Other revenues	645	-	33,818	34,463
Government stimulus income	34,754	2,026	-	36,780
Net operating revenues and grant income	694,984	39,590	33,818	768,392

Costs and expenses:
Salaries, wages, and benefits	403,840	24,490	27,617	455,947
Other operating	194,170	11,471	7,775	213,416
Rent	25,134	1,351	4,487	30,972
Depreciation and amortization	28,826	266	2,439	31,531
Interest	1,073	-	77	1,150
Total costs and expenses	653,043	37,578	42,395	733,016

Income (loss) from operations	41,941	2,012	(8,577)	35,376
Non-operating income	-	-	18,870	18,870
Gain on acquisition of equity method investment	-	-	1,708	1,708
Unrealized losses on marketable equity securities	-	-	(40,580)	(40,580)

Income (loss) before income taxes	$41,941	$2,012	$(28,579)	$15,374

Note 9 – Long-Term Leases

Operating Leases

At September 30, 2021, we leased from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. Base rent expense under both NHI lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over a base year. Total facility rent expense to NHI was $9,026,000 and $28,336,000 for the three and nine months ended September 30, 2021, respectively. Total facility rent expense to NHI was $9,655,000 and $28,965,000 for the three months and nine months ended September 30, 2020, respectively.

Finance Leases

At September 30, 2021, we leased and operated three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year.

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of September 30, 2021 (in thousands):

	Finance Leases	Operating Leases
2022	$5,200	$36,086
2023	5,200	35,416
2024	2,167	34,943
2025	-	34,586
2026	-	34,387
Thereafter	-	14,300
Total minimum lease payments	12,567	189,718
Less: amounts representing interest	(896)	(27,168)
Present value of future minimum lease payments	11,671	162,550
Less: current portion	(4,626)	(27,289)
Noncurrent lease liabilities	$7,045	$135,261

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Basic:
Weighted average common shares outstanding	15,364,043	15,310,754	15,347,042	15,304,235
Net income (loss) attributable to National HealthCare Corporation	$(3,348)	$12,849	$122,802	$14,321
Earnings (loss) per common share, basic	$(0.22)	$0.84	$8.00	$0.94

Diluted:
Weighted average common shares outstanding	15,364,043	15,310,754	15,347,042	15,304,235
Effects of dilutive instruments	-	60,557	67,641	64,540
Weighted average common shares outstanding	15,364,043	15,371,311	15,414,683	15,368,775

Net income (loss) attributable to National HealthCare Corporation	$(3,348)	$12,849	$122,802	$14,321
Earnings (loss) per common share, diluted	$(0.22)	$0.84	$7.97	$0.93

In the above table, options to purchase 620,076 and 698,080 shares of our common stock have been excluded for the nine months ended September 31, 2021 and 2020, respectively, due to their anti-dilutive impact.

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

Marketable securities consist of the following (in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$105,893	$30,176	$128,590
Corporate debt securities	20,005	19,905	25,812	25,778
Asset-backed securities	2,467	2,456	2,485	2,480
U.S. Treasury securities	14,251	14,229	19,519	19,504
Restricted investments available for sale:
Marketable equity securities	25,153	24,520	4,783	4,680
Corporate debt securities	64,796	67,786	61,709	66,247
Asset-based securities	33,804	34,512	40,655	41,769
U.S. Treasury securities	26,067	25,736	20,760	21,159
State and municipal securities	9,239	9,497	12,497	12,898
	$225,958	$304,534	$218,396	323,105

Included in the marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2021			December 31, 2020
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$87,239	1,630,642	$24,734	$112,792

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$34,690	$34,792	$49,694	$49,863
1 to 5 years	97,382	99,947	99,143	103,002
6 to 10 years	38,060	38,901	34,326	36,685
Over 10 years	497	481	274	285
	$170,629	$174,121	$183,437	$189,835

Gross unrealized gains related to marketable equity securities are $76,151,000 and $98,445,000 as of September 30, 2021 and December 31, 2020, respectively. Gross unrealized losses related to marketable equity securities are $1,067,000 and $134,000 as of September 30, 2021 and December 31, 2020, respectively. For the three months and nine months ended September 30, 2021, the Company recognized net unrealized losses of $23,797,000 and $23,227,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the three months and nine months ended September 30, 2020, the Company recognized net unrealized losses of $241,000 and $40,580,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $4,288,000 and $6,759,000 as of September 30, 2021 and December 31, 2020, respectively. Gross unrealized losses related to available for sale marketable debt securities are $796,000 and $361,000 as of September 30, 2021 and December 31, 2020, respectively. The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related.

The Company has not recognized any credit related impairments for the three months or nine months ending September 30, 2021 and 2020.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of marketable securities during the nine months ended September 30, 2021 and 2020 were $89,129,000 and $28,004,000, respectively. Investment gains of $941,000 and $135,000 were realized on these sales during the nine months ended September 30, 2021 and 2020, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2021 and December 31, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2021	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$112,462	$112,462	$–	$–
Restricted cash and cash equivalents	14,305	14,305	–	–
Marketable equity securities	130,413	130,413	–	–
Corporate debt securities	87,691	45,640	42,051	–
Mortgage–backed securities	36,968	-	36,968	–
U.S. Treasury securities	39,965	39,965	–	–
State and municipal securities	9,497	-	9,497	–
Total financial assets	$431,301	$342,785	$88,516	$–

	Fair Value Measurements Using
December 31, 2020	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$147,093	$147,093	$–	$–
Restricted cash and cash equivalents	11,409	11,409	–	–
Marketable equity securities	133,270	133,270	–	–
Corporate debt securities	92,025	56,772	35,253	–
Asset–backed securities	44,249	–	44,249	–
U.S. Treasury securities	40,663	40,663	–	–
State and municipal securities	12,898	–	12,898	–
Total financial assets	$481,607	$389,207	$92,400	$–

Note 13 – Goodwill and Other Intangible Assets

At September 30, 2021, the Company reviewed the carrying value of goodwill for impairment indicators, including due to the events and circumstances surrounding the Coronavirus Pandemic ("COVID-19"). As a result of the review, there were no impairment indicators regarding the Company’s goodwill during the three months ended September 30, 2021 that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

See Note 4 – Acquisition of Caris HealthCare, L.P. for further detail describing the goodwill addition in 2021. At September 30, 2021, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2021	$3,741	$17,600	$–	$21,341
Additions	–	146,954	–	146,954
September 30, 2021	$3,741	$164,554	$–	$168,295

As part of the Caris acquisition, we also recorded indefinite-lived intangible assets that consisted of the trade name ($4,340,000) and certificates of need and licenses ($2,698,000).

Note 14 - Stock Repurchases

During the nine months ended September 30, 2021, the Company repurchased 3,936 shares of its common stock for a total cost of $278,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 15 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $726,000 and $518,000 for the three months ended September 30, 2021 and 2020, respectively. Stock–based compensation totaled $1,905,000 and $1,807,000 for the nine months ended September 30, 2021 and 2020, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At September 30, 2021, the Company had $1,767,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate one-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2021 and for the year ended December 31, 2020.

	September 30, 2021	December 31, 2020
Risk–free interest rate	0.21%	0.87%
Expected volatility	35.1%	20.1%
Expected life, in years	2.2	2.2
Expected dividend yield	3.01%	2.91%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2021 and for the year ended December 31, 2020.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	809,529	$71.24	$–
Options granted	104,057	73.98	–
Options exercised	(43,630)	63.37	–
Options cancelled	(3,000)	72.94	–
Options outstanding at December 31, 2020	866,956	72.11	–
Options granted	56,795	70.73	–
Options exercised	(148,900)	68.41	–
Options cancelled	(6,000)	72.94	–
Options outstanding at September 30, 2021	768,851	$72.72	$656,425

Options exercisable at September 30, 2021	177,686	$69.38	$587,578

Options Outstanding September 30, 2021	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
103,775	60.73	-	67.28	63.65	2.3
665,076	71.64	-	84.30	74.14	0.9
768,851				72.72	1.0

Note 16 – Income Taxes

The Company's income tax benefit as a percentage of our loss before income taxes was 53.6% for the three months ended September 30, 2021.  The Company's income tax provision as a percentage of our income before income taxes was 3.0% for the three months ended September 30, 2020.

The Company's income tax provision as a percentage of our income before income taxes was 4.6% and 5.2% for the nine months ended September 30, 2021 and 2020, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. The tax benefit related to the statute of limitation expirations was $1,444,000 for the three and nine months ended September 30, 2021. The tax benefit related to the statute of limitation expirations was $2,234,000 for the three and nine months ended September 30, 2020. For the nine months ended September 30, 2021 the income tax provision and effective tax rate were favorably impacted by the nontaxable gain recognized upon re-measurement of our existing equity investment in Caris Healthcare, L.P.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2018 (with certain state exceptions).

Note 17 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $103,824,000 and $99,537,000 at September 30, 2021 and December 31, 2020, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Qui Tam Litigation

United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.)  This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiff filed an amended Complaint and then a second amended complaint (the "Complaint") against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities Dr. Malhotra is alleged to own or in which he has a financial interest.  The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The gravamen of the Complaint against the facilities is that Dr. Malhotra had nurse practitioners providing free services in the facilities in exchange for referrals to entities he owned or in which he had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denies the allegations and is vigorously defending the claim.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. We operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,473 licensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital, 34 homecare agencies, and 28 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

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

We began our first vaccination clinics in our skilled nursing facilities around the middle of December 2020. As the vaccination clinics progressed and as the vaccine became more accessible, we began to see a significant decline in COVID-19 cases among our operations.  With the COVID-19 cases significantly declining during the first and second quarters of 2021, the census in our skilled nursing facilities began to increase. Although our census continued to increase in the third quarter of 2021, the trajectory of our census was slowed during the third quarter of 2021 due to the spike in delta variant cases during the period.  The delta variant spike during the third quarter of 2021 timeframe was the second highest number of positive COVID cases across the country since the beginning of the pandemic (December 2020/January 2021 peak was the highest).

Despite the COVID-19 cases decreasing in 2021, our operating expenses remain elevated with incentive compensation being paid to our frontline partners, as well as increased costs of personal protective equipment (“PPE”), sanitizers and cleaning supplies, and COVID-19 testing of our patients and partners. Despite the continued disruption of COVID-19 to our operations, our capital and financial resources, including our overall liquidity, remain strong. Our liquidity provides us with significant flexibility to maintain the strength of our balance sheet in periods of uncertainty or stress.

At this time, we are not able to quantify the impact that the COVID-19 pandemic will have on our future financial results, but the developments related to COVID-19 have adversely affected our financial performance in 2021.  The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic, the volume of acute and post-acute healthcare patients cared for across the broader health care systems, the timing and availability of effective medical treatments and vaccines, and the impact of government actions and administrative regulations on our industry and broader economy, including future government stimulus efforts.  We have received and may continue to receive payments and advances from the various federal and state initiatives. These legislative initiatives have been beneficial to partially mitigate the impact of the COVID-19 pandemic on our results of operations and financial position to date.  The federal and state governments may consider additional stimulus and relief efforts, but we are unable to predict whether any of the additional stimulus measures will be enacted or their impact.

Legislation and Government Stimulus Due to COVID-19

The U.S. government enacted several laws beginning in March 2020 designed to help the nation respond to the COVID-19 pandemic. The new laws impacted healthcare providers in a variety of ways, but the largest legislation from a monetary relief perspective is the CARES Act. Through the CARES Act, as well as the PPPCHE, the federal government allocated $178 billion to the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund. The Provider Relief Fund is administered through grants and other mechanisms to skilled nursing providers, home health providers, hospitals, and other Medicare and Medicaid enrolled providers to cover any unreimbursed health care related expenses or lost revenue attributable to the public health emergency resulting from COVID-19.

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $10,429,000 and $12,132,000 of government stimulus income from the Provider Relief Funds for the three months ended September 30, 2021 and 2020, respectively. The Company recorded $48,304,000 and $36,780,000 of government stimulus income from the Provider Relief Funds for the nine months ended September 30, 2021 and 2020, respectively.  The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by HHS.

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. We received approximately $51,253,000 as part of this program. These funds are applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. The recoupment of the accelerated payments began in the second quarter of 2021. At September 30, 2021, we have $27,013,000 of the accelerated payments remaining to be recouped and this balance is reflected within contract liabilities in the interim condensed consolidated balance sheet.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. On December 27, 2020, the Consolidated Appropriations Act of 2021 further suspended the 2.0% payment adjustment through September 30, 2021. On April 14, 2021, Congress extended the Medicare sequestration suspension period to December 31, 2021.

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would be due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At September 30, 2021, we deferred $21,153,000 of the Company’s share of the social security taxes.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. For the three months ended September 30, 2021, overall census in our owned and leased skilled nursing facilities was 82.0% compared to 81.3% in the third quarter of 2020.  Our census for the third quarter of 2021 increased approximately 90 basis points when compared sequentially to the census in the second quarter of 2021.  Although our census continues to rebound, the trajectory of our census was slowed during the third quarter of 2021 due to the spike in delta variant cases during the period.  The overall census in owned and leased skilled nursing facilities for the nine months ending September 30, 2021 was 80.0% compared to 85.7% for the same period a year ago.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of September 30, 2021:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	58
Percentage of 4 and 5-star rated skilled nursing facilities	77%	47%
Average rating for all skilled nursing facilities, end of period	4.08	3.21

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

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $103,824,000 at September 30, 2021 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Government Reimbursement Programs

Medicare – Skilled Nursing Facilities

On July 31, 2020, CMS released its final rule outlining fiscal year 2021 Medicare payment rates and policy changes for skilled nursing facilities, which began October 1, 2020. The fiscal year 2021 final rule provided for an approximate 2.2% increase, or $750 million, compared to fiscal year 2020 levels. The final rule reflected the commitment to shifting Medicare payments from volume to value, with the continued implementation of the patient driven payment model (“PDPM”) and value-based purchasing to improve interoperability, operational quality, and safety.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through December 31, 2020. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension. On December 27, 2020, the Consolidated Appropriations Act of 2021 further suspended the 2.0% payment adjustment through September 30, 2021. On April 14, 2021, Congress extended the Medicare sequestration suspension period to December 31, 2021.

On July 29, 2021, CMS released its final rule outlining fiscal year 2022 Medicare payment rates and policy changes for skilled nursing facilities, which began October 1, 2021. The fiscal year 2022 proposed rule provided for an approximate 1.2% increase, or $410 million, compared to 2021 levels. The net increase includes a 2.7% market-basket update that will be offset by a 0.7% productivity adjustment and a 0.8% market-basket forecast error adjustment for FY2022 since the difference between the projected and actual market basket for FY2020 exceeded its threshold.

For the first nine months of 2021, our average Medicare per diem rate for skilled nursing facilities increased 3.0% as compared to the same period in 2020.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2021 and for the fiscal year 2022, the state of Tennessee implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2022 fiscal year will be approximately $3,500,000 annually, or $875,000 per quarter.

Effective October 1, 2020 and for the fiscal year 2021, the state of South Carolina implemented specific individual nursing facility rate changes. The resulting increase in revenue for the 2021 fiscal year was approximately $3,600,000 annually, or $900,000 per quarter.

Effective July 1, 2021 and for the fiscal year 2022, the state of Missouri implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2022 fiscal year will be approximately $2,000,000 annually, or $500,000 per quarter.

We have also received from many of the states in which we operate supplemental Medicaid payments to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $5,053,000 and $4,845,000 in net patient revenues for these supplemental Medicaid payments for the three months ended September 30, 2021 and 2020, respectively. We have recorded $16,102,000 and $10,378,000 in net patient revenues for these supplemental Medicaid payments for the nine months ended September 30, 2021 and 2020, respectively.

For the first nine months of 2021, our average Medicaid per diem increased 7.8% compared to the same period in 2020.

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

In June 2021, CMS released its proposed rule outlining fiscal year 2022 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2022 will increase in aggregate by 1.7%, or $310 million, based on proposed policies. Additionally, CMS proposed plans to expand the Home Health Value-Based Purchasing (“HHVBP") model nationwide by the start of 2022. The CMS Innovation Center developed the HHVBP demonstration in an effort to create financial incentives for better quality of care.

Medicare – Hospice

In July 2020, CMS released its final rule outlining fiscal year 2021 Medicare payment rates. CMS issued a rate increase of 2.4%, or $540 million, effective October 1, 2020. The hospice cap amount for the 2021 cap year is equal to the FY 2020 cap amount updated by the FY 2021 hospice payment update percentage of 2.4 percent, or $30,683.93.

In July 2021, CMS released its final rule outlining fiscal year 2022 Medicare payment rates. CMS issued a rate increase of 2.0%, or $480 million, effective October 1, 2021. The increase is the result of a 2.7% market basket increase reduced by a 0.7% productivity adjustment. The FY2022 hospice payment updates also include an update to the statutory aggregate cap amount, which limits the overall payments per patient that are made annually. The cap amount for FY2022 is $31,297.61

Segment Reporting

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$222,884	$31,933	$-	$254,817
Other revenues	128	-	11,363	11,491
Government stimulus income	10,429	-	-	10,429
Net operating revenues and grant income	233,441	31,933	11,363	276,737

Costs and expenses:
Salaries, wages, and benefits	131,567	17,592	10,146	159,305
Other operating	74,506	6,797	2,736	84,039
Rent	8,169	594	1,441	10,204
Depreciation and amortization	9,300	118	811	10,229
Interest	198	-	-	198
Total costs and expenses	223,740	25,101	15,134	263,975

Income (loss) from operations	9,701	6,832	(3,771)	12,762
Non-operating income	-	-	3,399	3,399
Unrealized losses on marketable equity securities	-	-	(23,797)	(23,797)

Income (loss) before income taxes	$9,701	$6,832	$(24,169)	$(7,636)

	Three Months Ended September 30, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues and grant income:
Net patient revenues	$214,211	$13,172	$-	$227,383
Other revenues	84	-	11,027	11,111
Government stimulus income	12,132	-	-	12,132
Net operating revenues and grant income	226,427	13,172	11,027	250,626

Costs and expenses:
Salaries, wages, and benefits	132,245	8,210	11,109	151,564
Other operating	65,066	3,311	2,510	70,887
Rent	8,377	448	1,495	10,320
Depreciation and amortization	9,629	106	813	10,548
Interest	325	-	(40)	285
Total costs and expenses	215,642	12,075	15,887	243,604

Income (loss) from operations	10,785	1,097	(4,860)	7,022
Non-operating income	-	-	6,478	6,478
Unrealized losses on marketable equity securities	-	-	(241)	(241)

Income before income taxes	$10,785	$1,097	$1,377	$13,259

	Nine Months Ended September 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$644,986	$63,662	$-	$708,648
Other revenues	324	-	33,592	33,916
Government stimulus income	48,304	-	-	48,304
Net operating revenues and grant income	693,614	63,662	33,592	790,868

Costs and expenses:
Salaries, wages, and benefits	388,949	36,483	35,807	461,239
Other operating	204,445	13,730	8,060	226,235
Rent	24,641	1,478	4,318	30,437
Depreciation and amortization	27,790	299	2,432	30,521
Interest	657	-	-	657
Total costs and expenses	646,482	51,990	50,617	749,089

Income (loss) from operations	47,132	11,672	(17,025)	41,779
Non-operating income	-	-	15,245	15,245
Gain on acquisition of equity method investment	-	-	95,202	95,202
Unrealized losses on marketable equity securities	-	-	(23,227)	(23,227)

Income before income taxes	$47,132	$11,672	$70,195	$128,999

	Nine Months Ended September 30, 2020
	Inpatient Services	Homecare	All Other	Total
Revenues and grant income:
Net patient revenues	$659,585	$37,564	$-	$697,149
Other revenues	645	-	33,818	34,463
Government stimulus income	34,754	2,026	-	36,780
Net operating revenues and grant income	694,984	39,590	33,818	768,392

Costs and expenses:
Salaries, wages, and benefits	403,840	24,490	27,617	455,947
Other operating	194,170	11,471	7,775	213,416
Rent	25,134	1,351	4,487	30,972
Depreciation and amortization	28,826	266	2,439	31,531
Interest	1,073	-	77	1,150
Total costs and expenses	653,043	37,578	42,395	733,016

Income (loss) from operations	41,941	2,012	(8,577)	35,376
Non-operating income	-	-	18,870	18,870
Gain on acquisition of equity method investment	-	-	1,708	1,708
Unrealized losses on marketable equity securities	-	-	(40,580)	(40,580)

Income (loss) before income taxes	$41,941	$2,012	$(28,579)	$15,374

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three months and nine months ended September 30, 2021 and 2020.

Percentage of Net Operating Revenues and Grant Income

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net operating revenues and grant income	100.0%	100.0%	100%	100%
Costs and expenses:
Salaries, wages, and benefits	57.6	60.5	58.3	59.3
Other operating	30.3	28.3	28.6	27.8
Facility rent	3.7	4.1	3.8	4.1
Depreciation and amortization	3.7	4.2	3.9	4.1
Interest	0.1	0.1	0.1	0.1
Total costs and expenses	95.4	97.2	94.7	95.4
Income from operations	4.6	2.8	5.3	4.6
Non–operating income	1.2	2.6	1.9	2.5
Gains on acquisitions of equity method investments	-	-	12.0	0.2
Unrealized losses on marketable equity securities	(8.6)	(0.1)	(2.9)	(5.3)
Income/(loss) before income taxes	(2.8)	5.3	16.3	2.0
Income tax (provision)/benefit	1.5	(0.2)	(0.7)	(0.1)
Net income/(loss)	(1.3)	5.1	15.6	1.9
Net loss attributable to noncontrolling interest	0.1	0.0	0.0	0.0
Net income/(loss) attributable to stockholders of NHC	(1.2)	5.1	15.6	1.9

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

The operating results for the newly constructed healthcare facilities not at full capacity for the three and nine months ended September 30, 2021 include facilities that began operations from 2019 to 2021. For the three and nine months ended September 30, 2020, included are facilities that began operations from 2018 to 2020. For all of the 2021 and 2020 periods presented, there is one memory care facility that is included in the reconciliation.

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

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Net income/(loss) attributable to National Healthcare Corporation	$(3,348)	$12,849	$122,802	$14,321
Non-GAAP adjustments:
Unrealized losses on marketable equity securities	23,797	241	23,227	40,580
Gains on acquisitions of equity method investments	-	-	(95,202)	(1,708)
Operating results for newly opened facilities not at full capacity	115	87	480	402
Share-based compensation expense	726	518	1,905	1,807
Benefit of income taxes on non-GAAP adjustments	(6,406)	(220)	(6,369)	(10,681)
Non-GAAP Net income	$14,884	$13,475	$46,843	$44,721

GAAP diluted earnings/(loss) per share	$(0.22)	$0.84	$7.97	$0.93
Non-GAAP adjustments:
Unrealized losses on marketable equity securities	1.14	0.01	1.12	1.95
Gains on acquisitions of equity method investments	-	-	(6.16)	(0.08)
Operating results for newly opened facilities not at full capacity	0.01	0.01	0.02	0.02
Share-based compensation expense	0.03	0.02	0.09	0.09
Non-GAAP diluted earnings per share	$0.96	$0.88	$3.04	$2.91

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Results for the quarter ended September 30, 2021 compared to the third quarter of 2020 include a 10.4% increase in net operating revenues and grant income and an 81.7% increase in income from operations. For the quarter ended September 30, 2021, GAAP net loss attributable to NHC was $3,348,000 compared to net income of $12,849,000 for the same period in 2020.

The decrease in our reported GAAP net income for the third quarter of 2021 is primarily due to the unrealized losses on our marketable equity securities. Excluding the unrealized losses on our marketable equity securities and the other non-GAAP adjustments, non-GAAP net income for the three months ended September 30, 2021 was $14,884,000 compared to $13,475,000 for the third quarter of 2020, which is an increase of 10.5%.

Net operating revenues and grant income

Net patient revenues increased $27,434,000, or 12.1%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 82.0%, compared to an average of 81.3% for the same quarter a year ago. Our census for the third quarter of 2021 increased approximately 90 basis points when compared sequentially to the census in the second quarter of 2021.  Although our census continues to rebound, the trajectory of our census was slowed during the third quarter of 2021 due to the spike in delta variant cases during the period.

Overall, the composite skilled nursing facility per diem increased 2.4% compared to the same quarter a year ago. Our Medicare per diem rates increased 0.5% and managed care per diem rates decreased 2.1% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 6.0% and 3.4%, respectively, compared to the same quarter a year ago. The Medicaid per diem rate increased due to the supplemental COVID-19 payments that we received from various states to help mitigate the incremental costs in fighting the pandemic. For the three months ending September 30, 2021 and 2020, respectively, $5,053,000 and $4,845,000 have been included in our net patient revenues for these supplemental COVID-19 Medicaid payments.

In June 2021, the Company acquired the remaining ownership interest in Caris, which resulted in net patient revenues increasing of $17,547,000 for the three months ended September 30, 2021 compared to the third quarter of 2020. Our homecare operations had an increase in net patient revenues of approximately $1,215,000 for the three months ended September 30, 2021 compared to the third quarter of 2020. In November 2020, the Company sold a skilled nursing facility located in Town & Country, Missouri. For the three months ended September 30, 2021, the sale of this facility decreased net patient revenue by $1,824,000 compared to the third quarter of 2020.

Other revenues increased $380,000, or 3.4%, compared to the same quarter last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

During the three months ended September 30, 2021 and 2020, respectively, we recorded $10,429,000 and $12,132,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the three months ended September 30, 2021 compared to the same period of 2020 increased $20,371,000, or 8.4%, to $263,975,000 from $243,604,000.

Salaries, wages, and benefits increased $7,741,000, or 5.1%, to $159,305,000 from $151,564,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 57.6% compared to 60.5% for the three months ended September 30, 2021 and 2020, respectively. Our Caris acquisition increased salaries, wages, and benefits $8,946,000 in the third quarter of 2021 compared to the same quarter a year ago.  We continue to face tremendous workforce and labor shortages within all of our operations, which increases wage pressure and inflation in regards to retaining and attracting qualified healthcare partners (employees).  With the workforce environment being so challenging, the largest expense increase from a labor standpoint is in our agency nurse staffing.  But, since the agency nurse staffing personnel are not our employees (partners), this expense is categorized below in "other operating expenses".

Other operating expenses increased $13,152,000, or 18.6%, to $84,039,000 for the 2021 period compared to $70,887,000 for the 2020 period. Other operating expenses as a percentage of net operating revenues and grant income was 30.3% and 28.3% for the three months ended September 30, 2021 and 2020, respectively. Our Caris acquisition increased other operating expenses $3,698,000 in the third quarter of 2021 compared to the same quarter a year ago.  As mentioned in the previous paragraph, we continue to use additional agency nurse staffing due to the challenging workforce environment.  For the third quarter of 2021, our agency nurse staffing expenses increased $8,169,000 for the third quarter of 2021 compared to the same quarter a year ago.

Other income

Non–operating income decreased by $3,079,000 compared to the same period last year, as further detailed in Note 7 to our interim condensed consolidated financial statements.  The decrease is due to our June 2021 acquisition of Caris.  Therefore, from the respective acquisition date, we no longer record any equity in earnings from our Caris investment.  Caris' financial information (revenues and expenses) is now included in the Company's consolidated financial statements.

Income taxes

The income tax benefit for the three months ended September 30, 2021 is $4,090,000 (an effective income tax rate of 53.6%). Excluding certain items, we expect our corporate (federal and state) income tax rate for 2021 to be approximately 26.0%.

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

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Results for the nine months ended September 30, 2021 compared to the first nine months of 2020 include a 2.9% increase in net operating revenues and grant income and a 18.1% increase in income from operations. For the nine months ended September 30, 2021, GAAP net income attributable to NHC was $122,802,000 compared to $14,321,000 for the same period in 2020.

The large increase in our reported GAAP net income for the 2021 nine-month period compared to the same period in 2020 is primarily due to the gain recorded from the acquisition of Caris, a hospice provider. Excluding the gain on the Caris acquisition, as well as the unrealized losses in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the nine months ended September 30, 2021 was $46,843,000 compared to $44,721,000 for the first nine months of 2020, which is an increase of 4.7%.

Net operating revenues and grant income

Net patient revenues increased $11,499,000, or 1.6%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the nine months averaged 80.0%, compared to an average of 85.7% for the same period a year ago.  With the COVID-19 cases significantly declining during the first and second quarters of 2021, the census in our skilled nursing facilities began to increase. Although our census continued to increase in the third quarter of 2021, the trajectory of our census was slowed during the third quarter of 2021 due to the spike in delta variant cases during the period.  The delta variant spike during the third quarter of 2021 timeframe was the second highest number of positive COVID cases across the country since the beginning of the pandemic (December 2020/January 2021 peak was the highest).

Overall, the composite skilled nursing facility per diem at our owned and leased skilled nursing facilities increased 5.5% compared to the same period a year ago. Our Medicare per diem rates increased 3.0% and managed care per diem rates increased 0.2% compared to the same period a year ago. Medicaid and private pay per diem rates increased 7.8% and 1.9%, respectively, compared to the same period a year ago. The Medicaid per diem rate increased due to the supplemental COVID-19 payments that we received from various states to help mitigate the incremental costs in fighting the pandemic. For the nine months ending September 30, 2021 and 2020, respectively, $16,102,000 and $10,378,000 have been included in our net patient revenues for these supplemental COVID-19 Medicaid payments

In June 2021, the Company acquired the remaining ownership interest in Caris, which resulted in net patient revenues increasing $21,259,000 for the nine months ended September 30, 2021 compared to the same period a year ago. Our homecare operations had an increase in net patient revenues of approximately $4,839,000 for the nine months ended September 30, 2021, compared to the same period a year ago. In November 2020, the Company sold a skilled nursing facility located in Town & Country, Missouri. For the nine months ended September 30, 2021, the sale of this facility decreased net patient revenue by $6,228,000 compared to the same period a year ago.

Other revenues decreased $547,000, or 1.6%, compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

During the nine months ended September 30, 2021 and 2020, respectively, we recorded $48,304,000 and $36,780,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the nine months ended September 30, 2021 compared to the same period of 2020 increased $16,073,000, or 2.2%, to $749,089,000 from $733,016,000.

Salaries, wages, and benefits increased $5,292,000, or 1.2%, to $461,239,000 from $455,947,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 58.3% compared to 59.3% for the nine months ended September 30, 2021 and 2020, respectively. Our Caris acquisition in June 2021 increased salaries, wages, and benefits $10,851,000 for the nine month period ended September 30, 2021 compared to the nine-month period a year ago. With the COVID-19 cases declining during the first nine months of 2021, the COVID-related incentive pay (or combat pay) was significantly reduced for the nine-month period of 2021 compared to the same period a year ago ($5,527,000). We continue to face tremendous workforce and labor shortages within all of our operations, which increases wage pressure and inflation in regards to retaining and attracting qualified healthcare partners (employees).  With the workforce environment being so challenging, the largest expense increase from a labor standpoint is in our agency nurse staffing.  But, since the agency nurse staffing personnel are not our employees (partners), this expense is categorized below in "other operating expenses".

Other operating expenses increased $12,819,000, or 6.0%, to $226,235,000 for the 2021 period compared to $213,416,000 for the 2020 period. Other operating expenses as a percentage of net operating revenues and grant income was 28.6% and 27.8% for the nine months ended September 30, 2021 and 2020, respectively. Our Caris acquisition increased other operating expenses $4,469,000 in the nine-month period of 2021 compared to the same period a year ago.  As mentioned in the previous paragraph, we continue to use additional agency nurse staffing due to the challenging workforce environment.  For the nine months ending September 30, 2021, our agency nurse staffing expenses increased $13,127,000 for the nine-month period of 2021 compared to the same period a year ago.  With the COVID-19 cases declining during the first nine months of 2021, the expense for personal protective equipment, testing, and other COVID-related medical supplies has decreased $5,421,000 when compared to the same period a year ago.

Other income

Non–operating income decreased by $3,625,000 compared to the same period last year, as further detailed in Note 7 to our interim condensed consolidated financial statements.  The decrease is due to our June 2021 acquisition of Caris.  Therefore, from the respective acquisition date, we no longer record any equity in earnings from our Caris investment.  Caris' financial information (revenues and expenses) is now included in the Company's consolidated financial statements.

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

Income taxes

The income tax provision for the nine months ended September 30, 2021 is $5,907,000 (an effective income tax rate of 4.6%). The $95.2 million gain from the Caris acquisition is a mostly a non-taxable event and is the primary driver of our effective tax rate being lower than expected. Excluding certain items, we expect our corporate (federal and state) income tax rate for 2021 to be approximately 26.0%.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended September 31		Nine Month Change
	2021	2020	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$158,502	$61,010	$97,492	159.8

Cash provided by operating activities	46,871	183,900	(137,029)	(74.5)

Cash used in investing activities	(52,837)	(15,273)	(37,564)	(246.0)

Cash used in financing activities	(25,769)	(33,519)	7,750	23.1

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$126,767	$196,118	$(69,351)	(35.4)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $46,871,000 as compared to $183,900,000 in the same period last year. Cash provided by operating activities consisted of net income of $123,092,000 and adjustments for non–cash items of $51,238,000. There was cash used for working capital needs in the amount of $31,297,000 for nine months ended September 30, 2021 compared to cash provided by working capital needs in the amount $106,053,000 for the same period a year ago.  The large swings in working capital between the 2021 and 2020 nine-month periods are primarily from the liquidity that we received from the CARES Act/Provider Relief Fund payments and the Medicare Accelerated Payment Program in 2020.  For the nine-month period in 2021, the government began recouping the Medicare Accelerated Payments in April 2021, as well as us receiving substantially less funding from the Provider Relief Fund in 2021.  We also received cash distributions from our unconsolidated investments of $6,314,000 during the nine months ended September 30, 2021, compared to $10,050,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized losses on our marketable equity securities, deferred taxes, stock compensation, and gains on the acquisitions of equity method investments.

Investing Activities

Net cash used in investing activities totaled $52,837,000 for the nine months ended September 30, 2021 compared to $15,273,000 for the nine months ended September 30, 2020. Cash used for property and equipment additions was $25,774,000 and $17,717,000 for the nine months ended September 30, 2021 and 2020, respectively. The acquisition of Caris resulted in cash used of $28,713,000 for the nine months ended September 30, 2021. The Company collected notes receivable of $8,620,000 and $1,572,000 for the nine months ended September 30, 2021 and 2020, respectively. Purchases of marketable securities, net of proceeds from sales, resulted in cash used of $6,620,000 for the nine months ended September 30, 2021 compared to proceeds from sales of marketable securities, net of purchases, resulting in positive cash flow of $8,250,000 for the nine months ended September 30, 2020.

Financing Activities

Net cash used in financing activities totaled $25,769,000 for the nine months ended September 30, 2021 compared to net cash used in financing activities of $33,519,000 for the nine months ended September 30, 2020. We made principal payments under our finance lease obligations in the amount of $3,292,000 and $3,101,000 for the nine months ended September 30, 2021 and 2020, respectively. Cash used for dividend payments to common stockholders totaled $24,010,000 in the current year period compared to $23,935,000 for the same period a year ago.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $112,462,000 and our marketable equity and debt securities of $142,483,000 are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $112,462,000 and our marketable equity and debt securities of $142,483,000. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities. At September 30, 2021, we do not have any long-term debt.

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

Qui Tam Litigation

United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.)  This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiff filed an amended Complaint and then a second amended complaint (the "Complaint") against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities Dr. Malhotra is alleged to own or in which he has a financial interest.  The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The gravamen of the Complaint against the facilities is that Dr. Malhotra had nurse practitioners providing free services in the facilities in exchange for referrals to entities he owned or in which he had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denies the allegations and is vigorously defending the claim.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At September 30, 2021, we have available for sale marketable debt securities in the amount of $174,121,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At September 30, 2021, the fair value of our marketable equity securities is approximately $130,413,000. Of the $130.4 million equity securities portfolio, our investment in NHI comprises approximately $87.2 million, or 66.9%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $13.0 million. At September 30, 2021, our equity securities had unrealized gains of $75.1 million. Of the $75.1 million of unrealized gains, $62.5 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of September 30, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current, and pending litigation of material significance to NHC, please see Note 17 of this Form 10–Q.

Item 1A.	Risk Factors.

During the nine months ended September 30, 2021, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 4, 2021	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: November 4, 2021	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)