Form 10-K
period 2021-12-31
NATIONAL HEALTHCARE CORP
filed 2022-02-18
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of Common Stock held by non–affiliates on June 30, 2021 (based on the closing price of such shares on the NYSE American) was approximately $604.8 million. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 9, 2022 was 15,449,868.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10–K:
The Registrant’s definitive proxy statement for its 2022 shareholder’s meeting.

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

National HealthCare Corporation, which we also refer to as NHC or the Company, began business in 1971. Our principal business is the operation of skilled nursing facilities, assisted living facilities, independent living facilities, homecare and hospice agencies, and a behavioral health hospital. Our business activities include providing sub–acute and post–acute skilled nursing care, intermediate nursing care, rehabilitative care, memory and Alzheimer’s care, senior living services, home health care services, hospice services, and behavioral health services. In addition, we provide management services, accounting and financial services, as well as insurance services to third party operators of health care facilities. We also own the real estate of 13 healthcare properties and lease these properties to third party operators. We operate in 10 states, and our owned and leased properties are located in the Southeastern, Northeastern, and Midwestern parts of the United States.

Description of the Business

The following table summarizes our operations by ownership status as of December 31, 2021:

	Owned	Leased	Managed	Total
Skilled Nursing Facilities
Number of facilities	27	39	9	75
Percentage of total	36.0%	52.0%	12.0%	100.0%
Licensed beds	3,460	4,968	1,045	9,473
Percentage of total	36.5%	52.5%	11.0%	100.0%

Assisted Living Facilities
Number of facilities	13	8	3	24
Percentage of total	54.2%	33.3%	12.5%	100.0%
Units	964	203	43	1,210
Percentage of total	79.7%	16.8%	3.5%	100.0%

Independent Living Facilities
Number of facilities	1	3	1	5
Percentage of total	20.0%	60.0%	20.0%	100.0%
Retirement apartments	93	245	137	475
Percentage of total	19.6%	51.6%	28.8%	100.0%

Homecare Agencies	34	–	–	34
Hospice Agencies	28	–	–	28

We also operate a 16-bed behavioral health hospital that specializes in geriatric behavioral health. We currently have a 64-bed behavioral health hospital and a 16-bed behavioral health hospital under construction that are set to open in early 2022.

Net Patient Revenues. The services we provide include a comprehensive range of health care services. In fiscal 2021, 89.9% of our net operating revenues and grant income were derived from such health care services. Highlights of health care services activities during 2021 were as follows:

●

Skilled Nursing Facilities. The most significant portion of our business and the base for our other health care services is the operation of our skilled nursing facilities (“SNF’s”). In our facilities, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses, and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day. In addition, our facilities provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services. Revenues from the 66 facilities we own or lease are reported as net patient revenues in our financial statements. Management fee income is recorded as other revenues from the nine facilities that we manage. We generally charge 6% of facility net operating revenues for our management services.

The following table shows the occupancy rates for our owned and leased skilled nursing facilities:

	Year Ended December 31,
	2021	2020	2019
Overall census	80.6%	83.6%	90.3%

●

Rehabilitative Services. Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries, or disabilities. We maintained a rehabilitation staff of over 1,500 highly trained, professional therapists in 2021. Most of our rehabilitative services are for patients in our owned and managed skilled nursing facilities. However, we also provide services to 68 additional health care providers. Our rates for these services are competitive with other market rates.

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

●

Assisted Living Facilities. Our assisted living facilities provide personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities. In 2021, the rate of occupancy was 68.2% compared to 73.9% in 2020. Certificates of Need (“CONs”) are not required to build these projects in most states, and we believe overbuilding has occurred in some of our markets.

●

Independent Living Facilities. Our independent living facilities offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from governmental programs. Independent living facilities may be licensed and regulated in some states, but do not require the issuance of a CON such as is required for skilled nursing facilities. We have, in several cases, developed independent living facilities adjacent to our nursing facilities. These units are rented by the month; thus, these facilities offer an expansion of our continuum of care. We believe these independent living units offer a positive marketing aspect to all our senior care offerings and services.  In 2021, the rate of occupancy was 88.1% compared to 92.1% in 2020.

We have one independent living facility which is a "continuing care community", where the resident pays a substantial entrance fee and a monthly maintenance fee. The resident then receives a full range of services, including skilled nursing and home health, without additional charge.

●	Behavioral Health Hospitals. Our comprehensive continuum of care includes behavioral health services to both adults and geriatric patients with psychiatric, emotional, and addictive disorders. Currently, we operate a 16-bed hospital to adult and geriatric patients who require inpatient hospitalization due to mental disorders, including cognitive illnesses. We are completing construction, and will open in early 2022, two additional behavioral health hospitals (64-bed hospital and 16-bed hospital) that will provide the same level of comprehensive care for adults and geriatric patients with psychiatric, emotional, and addictive disorders. We also will be offering intensive outpatient programs with individualized treatment plans based on the patient's clinical needs.

●

Homecare Agencies. Our home health care programs (“homecares”) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities. Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies. Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment. Under the Medicare reimbursement payment system, we receive a prospectively determined amount per patient per 30-day period of care. Under our managed care contracts, we may receive a period of care payment or be paid by a per-visit payment model. In 2021, we served an average census of 3,165 patients and provided 342,313 visits.

●

Hospice Agencies. We provide hospice care through Caris Healthcare, L.P. (“Caris”), a wholly owned subsidiary of NHC. Caris specializes in providing hospice and palliative care to over 1,250 patients per day in 28 locations in Georgia, Missouri, South Carolina, Tennessee, and Virginia. Under the Medicare reimbursement payment system, Medicare pays a daily rate to cover the costs for providing services included in the patient care plan. Medicare makes daily payments based on 1 of 4 levels of hospice care. All hospice care and services offered to patients and their families must follow an individualized written plan of care that meets the patient’s needs.

●

Pharmacy Operations. At December 31, 2021, we operated four regional pharmacy locations (two locations in Tennessee and one location each in South Carolina and Missouri). These pharmacies primarily service our patients that are in an inpatient setting using a central location to deliver pharmaceutical supplies. Our regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.

●

Institutional Special Needs Plan (“I-SNP”).  Our I-SNP, which is called NHC Advantage, is a managed care insurance company that restricts enrollment to Medicare Advantage eligible individuals who, for 90 days or longer, have had or are expected to need the level of services provided in a skilled nursing facility. We believe the I-SNP benefits our patients by providing nurse practitioners and care-coordination teams that continue to enhance the patient-centered experience and our quality of patient care. The I-SNP receives a per member, per month premium from Medicare which covers the members same health care benefits as original Medicare, as well as additional benefits including preventive screenings and routine vision coverage. At December 31, 2021, the I-SNP operated in the states of Tennessee, Missouri, and South Carolina with approximately 1,000 members enrolled in the plan.

Other Revenues. We generate revenues from management, accounting and financial services to third party operators of healthcare facilities, from insurance services to our managed healthcare facilities, and from rental income. In fiscal 2021, 4.2% of our net operating revenues and grant income were derived from such sources. The significant sources of our other revenues are described as follows:

●

Management, Accounting and Financial Services. We provide management services to skilled nursing facilities, assisted living facilities and independent living facilities operated by third party operators. We typically charge 6% of the managed centers’ net operating revenues as a fee for these services. Additionally, we provide accounting and financial services to other healthcare operators. As of December 31, 2021, we perform management services for thirteen healthcare facilities and accounting and financial services for 20 healthcare facilities.

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

Government Stimulus Income.  We received government stimulus funds in 2021 and 2020 as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES ACT").  The CARES Act provided $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofits, states and municipalities.  The CARES Act appropriated $178 billion to the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund ("PRF").  The Company recorded $63,360,000 and $47,505,000 of government stimulus income from the PRF for the years ended December 31, 2021 and 2020, respectively.  As of December 31, 2021, government stimulus funds received but not recognized as income are $9,443,000 and are reflected in the current liability section of our consolidated balance sheet (provider relief funds).

Non–Operating Income. We generate non–operating income from equity in earnings of unconsolidated investments, dividends and realized gains and losses on marketable securities, interest income, and other miscellaneous non–operating income. The significant source of non–operating income is described as follows:

Equity in Earnings of Unconsolidated Investments. Earnings from investments in entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. During the first five months of 2021, our most significant equity method investment was a 75.1% non–controlling ownership interest in Caris. As of June 11, 2021, the Company acquired the remaining 24.9% equity interest in Caris.  As of the acquisition date, Caris’ operations are consolidated into the Company's financial statements.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2021:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	55
Percentage of 4 and 5-star rated skilled nursing facilities	73%	45%
Average rating for all skilled nursing facilities, end of period	4.0	3.2

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets. The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Memory Care	New Facility	60 beds	Farragut, TN	January 2019
Memory Care	Acquisition	60 beds	St. Peters, MO	June 2019
Skilled Nursing	Acquisition	166 beds	Knoxville, TN	February 2020
Assisted Living	Bed Addition	20 beds	Gallatin, TN	September 2020
Skilled Nursing	Bed Addition	30 beds	Kingsport, TN	December 2020
Hospice	Acquisition	28 agencies	Various	June 2021
Behavioral Health Hospital	New Facility	16 beds	St Louis, MO	Under Construction
Behavior Health Hospital	New Facility	64 beds	Knoxville, TN	Under Construction

For the two behavioral health hospitals under construction, the two facilities are expected to begin operations late in the first quarter of 2022 or the beginning of the second quarter of 2022.

Business Segments

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and the one behavioral health hospital, and (2) homecare and hospice services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. See Note 7 in the notes to the consolidated financial statements for further disclosure of the Company’s operating segments.

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

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2021	2020	2019
Medicare	36%	33%	34%
Managed Care	11%	11%	12%
Medicaid	29%	31%	27%
Private Pay and Other	24%	25%	27%
Total	100%	100%	100%

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

Governmental and other authorities periodically inspect our healthcare facilities and home health and hospice agencies to assure that we continue to comply with their various standards. We must pass these inspections to continue our licensing under state law, to obtain certification under the Medicare and Medicaid programs, and to continue our participation in the Veterans Administration program. We can only participate in other third–party programs if our facilities pass these inspections.

From time to time, we, like others in the health care industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action and may impose civil money penalties and/or other operating restrictions. If our skilled nursing facilities, home health agencies, or hospice agencies fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare and Medicaid provider and/or lose our licenses.

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

Medicare and Medicaid Participation

All skilled nursing facilities, owned, leased or managed by us are certified to participate in Medicare. All but eight (seven owned and one managed) of our affiliated skilled nursing facilities participate in Medicaid. All our homecare and hospice agencies participate in the Medicare and Medicaid programs, with Medicare comprising the majority of their revenue.  Our behavioral health hospital also participates in the Medicare and Medicaid program.

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

Medicare Legislation and Regulations

Skilled Nursing Facilities

Medicare is uniform nationwide and reimburses skilled nursing facilities under a fixed payment methodology called the Skilled Nursing Facility Prospective Payment System ("SNF PPS"). The SNF PPS includes a case-mix model called the Patient-Driven Payment Model (“PDPM”), which focuses on a resident’s condition and care needs, rather than the amount of care provided to determine reimbursement levels. PDPM utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physical therapy (“PT”), occupational therapy (“OT”), speech language pathology (“SLP”), nursing and social services and non-therapy ancillary services (“NTA”). It also uses a sixth non-case mix component to cover utilization of skilled nursing facility resources that do not vary depending on resident characteristics.

On July 29, 2021, CMS released its final rule outlining fiscal year 2022 Medicare payment rates and policy changes for skilled nursing facilities, which began October 1, 2021. The fiscal year 2022 rule provided for an approximate 1.2% increase, or $410 million, compared to 2021 levels. The net increase includes a 2.7% market-basket update that is offset by a 0.7% productivity adjustment and a 0.8% market-basket forecast error adjustment.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) and subsequent related legislation temporarily suspended Medicare sequestration beginning May 1, 2020 through March 31, 2022. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. Beginning April 1, 2022, the sequestration reductions will then be 1% from April 1, 2022 through June 30, 2022.  The full 2% reduction is scheduled to go back into effect July 1, 2022.  The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension, which the sequestration reduction for 2030 has been increased up to 3%.

Homecares

Medicare is uniform nationwide and reimburses homecare agencies under a Patient-Driven Groupings Model (“PDGM”). Under PDGM, Medicare provides homecare agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables.

In November 2021, CMS released its final rule outlining calendar year 2022 Medicare payment rates. CMS projects payments to home health agencies in 2022 will increase in aggregate by 3.2%, or $570 million. The increase reflects the effects of the 2022 home health payment update percentage of 2.6%, an estimated 0.7% increase that reflects the effects of the updated fixed-dollar loss ratio, and an estimated 0.1% decrease in payments due to the changes in the rural add-on percentages for 2022. Additionally, CMS is expanding the Home Health Value-Based Purchasing (“HHVBP”) model nationwide with the first performance year of the expanded HHVBP Model to occur in 2023. Quality performance data from 2023 will be used to calculate payment adjustments under the expanded Model in 2025.

Hospice

Medicare payment rates are calculated as daily rates for each of four levels of care we deliver. Rates are set based on specific levels of care, are adjusted by a wage index to reflect healthcare labor costs across the country and are established annually through federal legislation. The following are the four levels of care provided under the hospice benefit:

●	Routine Home Care. Care that is not classified under any of the other levels of care, such as the work of nurses, social workers or home health aides.

●

General Inpatient Care. Pain control or acute or chronic symptom management that cannot be managed in a setting other than an inpatient Medicare-certified facility, such as a hospital, skilled nursing facility or hospice inpatient facility.

●

Continuous Home Care. Care for patients experiencing a medical crisis that requires nursing services to achieve palliation and symptom control for a minimum of eight hours of care within a 24-hour period.

●	Inpatient Respite Care. Short-term, inpatient care to give temporary relief to the caregiver who regularly provides care to the patient.

Medicare payments are subject to two fixed annual caps, which are assessed on a provider number basis, and are broken into an inpatient cap amount and an overall payment cap. These cap amounts are calculated and published by the Medicare fiscal intermediary on an annual basis.

In July 2021, CMS released its final rule outlining fiscal year 2022 Medicare payment rates. CMS issued a rate increase of 2.0%, or $480 million, effective October 1, 2021. The increase is the result of a 2.7% market basket increase reduced by a 0.7% productivity adjustment. The fiscal year 2022 hospice payment updates also include an update to the statutory aggregate cap amount, which limits the overall payments per patient that are made annually. The cap amount for fiscal year 2022 is $31,297.61 compared to $30,683.93 for FY 2021.

Medicaid Legislation and Regulations

Skilled Nursing Facilities

State Medicaid plans subject to budget constraints are of particular concern to us. Changes in federal funding coupled with state budget problems and Medicaid expansion under the Affordable Care Act have produced an uncertain environment. Most states will not keep pace with post-acute healthcare inflation. States are currently under pressure to pursue other alternatives to skilled nursing care such as community and home–based services.

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

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. For the years ended December 31, 2021 and 2020, we have recorded $20,482,000 and $26,179,000, respectively, due to these supplemental Medicaid payments. We have recorded these payments in net patient revenues in our consolidated statements of operations.

Competition

In most of the communities in which we operate health care facilities, we compete with other health care facilities in the area.  There are hundreds of operators of post-acute healthcare services in each of these states and no single operator, including us, dominates any of the markets, except for some small rural markets which might have limited competition. In competing for patients and staff, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of our facilities are important in obtaining patients since members of the patient’s family generally participate to a greater extent in selecting skilled nursing facilities than in selecting an acute care hospital. We believe that by providing and emphasizing rehabilitative, as well as patient-centered healthcare services, we can broaden our patient base and to differentiate our operations from competing operations.

As we continue to expand into the senior living communities and behavioral health hospitals, we monitor proposed or existing competing operations. Our development goal is to link our skilled nursing facilities with our senior living communities and behavioral health hospitals, thereby obtaining a competitive advantage for both.

Our homecare and hospice agencies compete with other agencies in most communities we serve. Competition occurs for patients and employees. Our homecare and hospice agencies depend on hospital and physician referrals and reputation to maintain a healthy census.

Human Capital

Employees

As of December 31, 2021, we had 12,965 full-time and part-time employees (“partners”) through our Administrative Services Contractor (National Health Corporation). None were represented by a collective bargaining agreement. We believe relations with our partners are good. Our partners are guided by NHC’s Code of Conduct and they take pride in their work. The Company’s partners appreciate different perspectives and embrace the opportunity to work with those of diverse backgrounds.

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

We face competition in employing and retaining nurses, technicians, aides, and other high-quality professional and non–professional employees. To enhance our competitive position, we offer a robust educational tuition reimbursement program, an American Dietetic Association approved internship program, specialty designed nurse aide training classes, and there is financial scholarship aid available for various health care vocation programs.

We also conduct an "Administrator in Training" course, which is 24 months in duration, for the professional training of administrators. Presently, we have five (two female and three male) full–time individuals in this program. Both of our regional senior vice presidents, four regional vice presidents, one regional administrator, and 53 of our 75 health care center administrators are graduates of this program.

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

Health and Safety

The health and safety of our partners is our highest priority. We focus on safety training in order to maintain a safe work environment and minimize work-related injury. When the pandemic began, we ensured and continue to ensure that our partners have access to masks, thermometers, protective gloves, sanitizing supplies, and all personal protective equipment needed in order to protect themselves. We closely follow the recommendations of the World Health Organization, the U.S. Centers for Disease Control and local governments, and we take actions to ensure the safety of our partners. Some of the preventative measure we have implemented included:

●	increased hygiene, cleaning and sanitizing procedures at all locations;
●	provided additional personal protective equipment to partners;
●	restricted travel and encouraged quarantine upon return;
●	encouraged employees to take time off for illness;
●	established strict protocols and screening for outside guests; and
●	enabled partners to work from home where possible.

Community

We have a long and proud history of investing in the communities where we live and work. Through the National Health Foundation (the “Foundation”) and The Foundation for Geriatric Education (“TFGE”) we give back by providing grants to nonprofits and providing tuition reimbursement to partners to further their education in the field of geriatrics. We also have a Compassion Fund which is used to help support partners in times of need. Many of our partners make a positive impact in the communities in which they live by donating their time and talent by volunteering and serving on boards of charitable organizations.

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

Risks Relating to Our Operations

COVID-19 and other pandemics, epidemics, or outbreaks of a contagious illness may adversely affect our operating results, cash flows and financial condition. The COVID-19 pandemic has had a negative impact and is expected to continue to have a negative impact on our business and results of operations. Although vaccines for the COVID-19 virus are widely available in the United States, COVID-19 cases remain high in some areas, and the disease continues to result in a significant number of hospitalizations. According to the Centers for Disease Control and Prevention, older adults and people with certain underlying medical conditions are at higher risk for serious illness and death from COVID-19.

COVID-19 and other pandemics, epidemics, or outbreaks of a contagious illness, and similar events, may cause harm to us, our partners (employees), our patients, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our results of operations, financial condition and cash flows. The COVID-19 impacts may include, but would not be limited to:

●	Disruption to operations due to the unavailability of partners due to illness, quarantines, risk of illness, travel restrictions or factors that limit our existing or potential workforce.
●

Increased costs and staffing requirements related to additional CDC protocols, federal and state workforce protection and related isolation procedures, including obligations to test patients and staff for COVID-19.

●

Decreased availability and increased cost of supplies due to increased demand around essential personal protective equipment (“PPE”), sanitizers and cleaning supplies including disinfecting agents, and food and food-related products due to increased global demand and disruptions along the global supply chains of these manufactures and distributors.

●	Decreased census across all our operations, which could negatively impact our operating cash flows and financial condition.
●	Elevated partner turnover which may increase payroll expense, increase third party agency nurse staffing, and recruiting-related expenses.
●	Increased risk of litigation and related liabilities arising in connection with patient or partner illness, hospitalization and/or death.
●	Significant disruption of the global financial markets, which could have a negative impact on our ability to access capital in the future.

The further spread of COVID-19, and the measures taken by federal and state governments and local health authorities intended to limit the spread of the virus, could impact the resources required to carry out our business as usual and may have a material adverse effect on our results of operations, financial condition and cash flows. For example, CMS issued an interim final rule in November 2021 that will require COVID-19 vaccinations for workers in certain Medicare- and Medicaid-certified providers and suppliers, including hospices, home health agencies and long-term care facilities, including SNFs. This vaccine mandate may result in heightened labor challenges. The extent to which the COVID-19 pandemic will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread of the virus, the severity and the duration of the pandemic, the timing, availability and effectiveness of medical treatments and vaccines (including additional doses of vaccines), the impact of any mutations of the virus, and the type, duration and efficacy of actions that may be taken by various governmental authorities to contain the virus or treat its impact, among others. Any of these developments, individually or in aggregate, could materially impact our business and our financial results and condition.

We depend on reimbursement from Medicare, Medicaid and other third–party payors, and reimbursement rates from such payors may be reduced. We derive a substantial portion of our revenue from third–party payors, including the Medicare and Medicaid programs. Third–party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rate or methods of payment from third–party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, imposing Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims in 2013, and these reductions have been extended through 2030. The CARES Act and related legislation temporarily suspends this 2% reduction through March 31, 2022, and reduces the sequestration adjustment from 2% to 1% from April 1 through June 30, 2022. The full 2% reduction will take effect July 1, 2022, and the reductions for 2030 have been increased to up to 3%. As a result of the American Rescue Plan Act of 2021 ("ARPA"), an additional Medicare payment reduction of up to 4% was required to take effect in January 2022, but Congress has delayed implementation of this reduction until 2023.

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

There continue to be new laws, regulations, and proposals that could directly impose or indirectly result in further limitations on government and private payments to health care providers. For example, the Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”) requires HHS, in conjunction with the Medicare Payment Advisory Commission, to propose a unified post-acute care payment model by 2023. A unified post-acute care payment system would pay post-acute care providers, such as long-term care facilities, skilled nursing facilities, and home health agencies, under a single framework according to a patient’s characteristics, rather than the post-acute care setting where the patient receives treatment. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures, including transitioning Medicaid beneficiaries to managed care organizations, redefining Medicaid eligibility standards and shifting care away from institutional settings and toward home and community-based services. Several states are using demonstration projects to test new or existing approaches to payment and delivery of Medicaid benefits. Some private third-party payors rely on government payment systems to determine payment rates; therefore, reductions in Medicare, Medicaid and other government program reimbursement rates may negatively impact payments from private payors.

Our hospice agencies are subject to two payment caps that limit Medicare reimbursement each federal fiscal year, an inpatient cap and an aggregate cap. The inpatient cap limits the number of days of inpatient care to no more than 20% of total patient care days. The aggregate cap limits the total Medicare reimbursement that a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served. If payments received by any one of our hospice provider numbers exceeds the inpatient or aggregate caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business.

We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations. It is possible that the effects of further refinements to payment systems that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations. See Item 1, "Business – Government Regulation" and "Business - Medicare Legislation and Regulations".

The industry trend toward value-based purchasing may negatively impact our revenues.  There is a growing trend in the healthcare industry among both government and commercial payors toward value-based purchasing of healthcare services.  Value-based purchasing programs emphasize quality and efficiency of services, rather than volume of services. For example, CMS reimburses SNF providers using the PDPM, a payment methodology that classifies patients into payment groups based on clinical factors using diagnosis codes rather than by volume of services. In addition, CMS requires SNFs, home health agencies and hospices to report quality data in order to receive full reimbursement. Failure to report quality data or poor performance may negatively impact the amount of reimbursement received. CMS publishes quality measure data online through its Care Compare website, to allow the public to search and compare data for Medicare-certified providers.

Under the SNF Value-Based Purchasing Program, CMS reduces SNF Medicare payments by 2 percentage points and redistributes the majority of these funds as incentive payments based on SNF quality measure performance. CMS has implemented a measure suppression policy for the SNF Value-Based Purchasing Program for federal fiscal year 2022, in order to mitigate the effect that performance measures impacted by COVID-19 would otherwise have on performance scores and incentive payments. In January 2022, CMS began implementing a nationwide expansion of the Home Health Value-Based Purchasing (“HHVBP) Model. Under the model, home health agencies will receive increases or decreases to their Medicare fee-for-service payments of up to 5%, based on performance against specific quality measures relative to the performance of other providers. Data collected in each performance year will impact Medicare payments two years later. Calendar year 2023 is the first performance year under the expanded HHVBP Model that will affect payments.

Other initiatives aimed at improving the cost of care include alternative payment models, such as ACOs and bundled payment arrangements.  Medicare and many commercial third-party payors are implementing ACO models, in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals at a lower cost. In addition, CMS is implementing programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care. In October 2021, the CMS Innovation Center released an outline of its strategy for the next decade, noting the need to accelerate the movement to value-based care and drive broader system transformation. By 2030, the CMS Innovation Center aims to have all fee-for-service Medicare beneficiaries and the vast majority of Medicaid beneficiaries in an accountable care relationship with providers who are responsible for quality and total medical costs. The CMS Innovation Center signaled its intent to streamline its payment models and to increase provider participation through implementation of more mandatory models.

These reimbursement methodologies and other value-based care initiatives are likely to continue and expand, at both the federal and state levels and in public and commercial health plans. It is unclear whether alternative payment models will successfully coordinate care and reduce costs or whether they will decrease overall reimbursement. As a result, it is difficult to predict how the trend toward value-based purchasing will ultimately affect our business. If we fail to meet or exceed quality performance standards under any applicable value-based purchasing program, perform at a level below the outcomes demonstrated by our competitors, or otherwise fail to effectively provide or coordinate the efficient delivery of quality health care services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts, and we may owe repayments to payors, causing our revenues to decline. Failure to respond successfully to value-based purchasing trends could negatively impact our business, results of operations and/or financial condition.

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

The cost to replace or retain qualified nurses, health care professionals and other key personnel may adversely affect our financial performance, and we may not be able to comply with certain states’ staffing requirements. We could experience significant increases in our operating costs due to shortages in qualified nurses, health care professionals and other key personnel. The market for these key personnel is highly competitive. We, like other health care providers, have experienced difficulties in attracting and retaining qualified personnel, especially facility administrators, nurses, certified nurses' aides and other important health care providers. There is currently a shortage of nurses, and trends indicate this shortage will continue or worsen in the future. The difficulty our skilled nursing facilities are experiencing in hiring and retaining qualified personnel has increased our average wage rate. We may continue to experience increases in our labor costs due to higher wages and greater benefits required to attract and retain qualified health care personnel. Our ability to control labor costs will significantly affect our future operating results. Additionally, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively could be harmed.

Certain states in which we operate skilled nursing facilities have adopted minimum staffing standards and additional states may also establish similar requirements in the future. Our ability to satisfy these requirements will depend upon our ability to attract and retain qualified nurses, certified nurses' assistants, and other staff. Failure to comply with these requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be adversely affected.

The staffing level required to receive a 5-star rating in the CMS Nursing Home Five Star Quality Rating System is determined based on analysis of the relationship between staffing levels and measures of nursing home quality. CMS places a strong emphasis on registered nurse (“RN”) staffing. The overall and RN staffing ratings are set to one star for nursing homes that report four or more days in the quarter with no RN on-site. Finally, staffing ratings are not suppressed for nursing homes that have five or more days with residents and no nurse staffing hours reported. CMS posts information on nursing home staffing measures on the Care Compare website including, as of January 2022, staff turnover rates and weekend staffing levels. This new data will be incorporated into the Nursing Home Five Star Quality Rating System in July 2022.

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

Disasters and similar events, which may increase as a result of climate change, may seriously harm our business. Natural and man–made disasters and similar events, including terrorist attacks and acts of nature such as hurricanes, tornadoes, earthquakes and wildfires, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our patients and our business. In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our business. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Such events could harm our patients and employees, severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.

Significant changes in the climate may occur in areas where our facilities are located and we may experience more frequent extreme weather events which may result in physical damage to or a decrease in demand for our facilities located in these areas or affected by these conditions. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our facilities without a corresponding increase in revenue. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable. Should the impact of climate change be material in nature, including destruction of our facilities, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

Future acquisitions or new developments may be difficult to complete, use significant resources, or be unsuccessful and could expose us to unforeseen liabilities. We may selectively pursue acquisitions or new developments in our target markets. Acquisitions and new developments may involve significant cash expenditures, debt incurrence, capital expenditures, additional operating losses, amortization of the intangible assets of acquired companies, dilutive issuances of equity securities and other expenses that could have a material adverse effect on our financial condition and results of operations. Acquisitions also involve numerous other risks, including difficulties integrating acquired operations, personnel and information systems, diversion of management's time from existing operations, potential losses of key employees or customers of acquired companies, assumptions of significant liabilities, exposure to unforeseen liabilities of acquired companies and increases in our indebtedness.

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

In addition, federal and state regulation may adversely impact our ability to complete acquisitions or pursue new developments. For example, a Medicare regulation known as the “36 Month Rule” prohibits the buyer of a Medicare-certified home health agency from assuming the Medicare billing privileges of an acquired agency if the acquired agency either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition, subject to certain exceptions. Instead, the buyer must enroll the acquired home health agency as a new provider with Medicare. The 36 Month Rule may increase competition for acquisition targets that are not subject to the rule and may cause significant Medicare billing delays for purchases of home health agencies that are subject to the rule. In addition, our ability to expand operations in a state depends on our ability to obtain necessary state licenses to operate and, where required, certificate of need approval. States may limit the number of licenses they issue. The failure to obtain any required license or certificate of need could impair our ability to operate or expand our business.

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2021, we leased or owned 66 skilled nursing facilities, 21 assisted living facilities, and four independent living facilities. Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment. Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers. We are undertaking a process to allocate more aggressive capital spending within our owned and leased facilities in an effort to address issues that arise in connection with an aging physical plant.

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

If we fail to compete effectively with other health care providers, our revenues and profitability may decline. The health care services industry is highly competitive. Our skilled nursing facilities, assisted living facilities, independent living facilities, hospices, home care services and other operations compete on a local and regional basis with other nursing centers, health care providers, and senior living service providers that provide services similar to those we offer. Some of our competitors' facilities are located in newer buildings and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax-exempt basis and that receive funds and charitable contributions unavailable to us.  Consolidations of not-for-profit entities may intensify this competitive pressure.  Many competing general acute care hospitals are larger and more established than our facilities.

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

Our facilities compete based on factors such as our reputation for quality care; the commitment and expertise of our staff; the quality and comprehensiveness of our treatment programs; the physical appearance, location and condition of our facilities and to a limited extent, the charges for services. In addition, we compete with other health care providers for customer referrals from hospitals and other providers. As a result, a failure to compete effectively with respect to referrals may have an adverse impact on our business. We cannot assure that increased competition in the future will not adversely affect our financial condition and results of operations.

Possible changes in the case mix of patients and payor mix may significantly affect our profitability. The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our facilities, the mix of patients and the rates of reimbursement among payors. Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid will significantly affect our profitability. Particularly, any significant increase in our Medicaid population could have a material adverse effect on our financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.

Private third–party payors continue to try to reduce health care costs. Private third–party payors are continuing their efforts to control health care costs through direct contracts with health care providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations, among other strategies. These private payors increasingly are demanding discounted fee structures and the assumption by health care providers of all or a portion of the financial risk. The ability of private payors to control healthcare costs may be enhanced by the increasing consolidation of insurance companies and the vertical integration of health insurers with healthcare providers. We could be adversely affected by the continuing efforts of private third–party payors to limit the amount of reimbursement we receive for health care services. We cannot assure you that reimbursement under private third–party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Future changes in the reimbursement rates or methods of private or third–party payors or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our net operating revenues. As a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

In addition, the failure to obtain, renew, or retain payor agreements with favorable contract terms may negatively impact our results of operations and/or revenue. Our ability to contract with payors depends on our quality of service and reputation, as well as other factors of which we may have little or no control, such as state appropriations and changes in provider eligibility requirements.

We are permitted to incur substantial debt, which could further exacerbate the risks described above. We and our subsidiaries may be able to incur substantial indebtedness in the future. If debt is added, the related risks that we now face could intensify.

Risks Related to Government Regulation

We conduct business in a heavily regulated industry, and changes in, or violations of regulations may result in increased costs or sanctions that reduce our revenue and profitability. In the ordinary course of our business, we are regularly subject to inquiries, investigations and audits by federal and state agencies to determine whether we are in compliance with regulations governing the operation of, and reimbursement for, skilled nursing facilities and nursing homes, assisted living and independent living facilities, hospice, home health agencies and our other operating areas. These regulations include those relating to licensure, certification and enrollment with government programs, conduct of operations, ownership of facilities, construction of new and additions to existing facilities, allowable costs, adequacy and quality of services, qualifications and training of personnel, communications with patients and consumers, billing and coding for services, adequacy and manner of documentation for services provided, minimum direct care spending ratios, services and prices for services, and pharmaceuticals and controlled substances. Various laws, including federal and state anti–kickback and anti–fraud statutes, prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under federal and/or state health care programs such as Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by federal governmental programs or fee-splitting arrangements between health care providers that are designed to induce the referral of patients to a provider for medical products and services.  Furthermore, many states prohibit business corporations from providing or holding themselves out as a provider of medical care.

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

If we fail to obtain or renew required regulatory approvals or licenses or fail to comply, or are perceived as failing to comply, with other extensive laws and regulations applicable to our business, we could have our licenses suspended or revoked, become ineligible to receive government program reimbursement, be required to refund amounts received from Medicare, Medicaid or private payors, suffer civil or criminal penalties, suffer damage to our reputation in various markets or be required to make significant changes to our operations. Any of these sanctions could have a material adverse effect on our operations and financial condition. Furthermore, should we lose licenses or certifications for many of our facilities as a result of regulatory action or otherwise, we could be deemed in default under some of our agreements, including agreements governing outstanding indebtedness.

We have established policies and procedures that we believe are sufficient to ensure that we will operate in substantial compliance with these anti–fraud and abuse requirements. From time to time, we may seek guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices.  In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations.  While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. Aggressive anti–fraud actions have had and could have an adverse effect on our financial position, results of operations and cash flows. See Item 1, "Business – Government Regulation".

We are unable to predict the ultimate impact of COVID-19 pandemic stimulus or relief legislation or the effect that such legislation or other government responses intended to assist healthcare providers in responding to the COVID-19 pandemic may have on our business, financial condition, results of operations, or cash flows. In response to the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients and to provide financial relief to healthcare providers. Together, the CARES Act, the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), the Consolidated Appropriations Act, 2021 (“CAA”) and the American Rescue Plan Act of 2021 authorize over $186 billion in funding to be distributed to health care providers through the Provider Relief Fund. These funds are intended to reimburse eligible providers, including public entities and Medicare and/or Medicaid-enrolled providers and suppliers, for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including not using Provider Relief Fund payments to reimburse expenses or losses that other sources are obligated to reimburse and submitting reports as required by HHS. Recipients of Provider Relief Fund payments are subject to audit requirements, and we expect that recipients of funds from the Provider Relief Fund will be subject to significant scrutiny by the federal government. We have structured and will continue to structure our use of these funds in accordance with the terms and conditions, but federal regulators may disagree with our interpretation of these terms and conditions and require that we repay some or all amounts received at our facilities or impose other penalties.

Beyond financial assistance, federal and state governments have enacted legislation and established regulations intended to expand access to and payment for telehealth services, increase access to medical supplies and equipment, prioritize review of drug applications to help with shortages of emergency drugs, and ease various legal and regulatory burdens on health care providers. HHS and CMS have announced other flexibilities for health care providers in response to COVID-19, such as relief from data submission requirements and measure suppression policies for providers participating in certain quality reporting programs. It is unclear how changes to these and other value-based programs will affect our financial condition.

There is still a high degree of uncertainty surrounding the implementation of the CARES Act and related legislation passed in response to the COVID-19 pandemic, and the pandemic continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the national public health emergency (“PHE”) declared by HHS as a result of the pandemic, and it is unclear whether or for how long the PHE declaration will be extended. The current PHE determination expires April 16, 2022. The HHS Secretary may choose to renew the PHE declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the PHE no longer exists. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will ultimately receive under stimulus and relief legislation, and it is difficult to predict the impact of such legislation on our operations. Further, there can be no assurance that the terms and conditions of the Provider Relief Fund or other programs will not change in ways that affect funding we may receive, our ability to comply with such terms and conditions in the future or our eligibility to participate. We continue to assess the potential impact of COVID-19 and government responses to the pandemic, including the enactment and implementation of the CARES Act and related legislation on our business, financial condition, results of operations and cash flows.

Our business may be impacted by healthcare reform efforts. In recent years, the U.S. Congress and certain state legislatures have considered and passed a large number of laws intended to result in significant changes to the healthcare industry, including the ACA. The ACA affects how healthcare services are delivered and reimbursed through the expansion of public and private health insurance coverage, reduction of growth in Medicare and Medicaid spending, and the establishment and expansion of programs that tie reimbursement to quality and integration. The ACA has been subject to legislative and regulatory changes and court challenges. Although the current presidential administration has indicated that it generally intends to protect and strengthen the ACA, it is possible that there may be continued changes to the ACA, its implementation or its interpretation. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us, while leaving in place provisions reducing our reimbursement or otherwise negatively impacting our business.

There is also uncertainty regarding whether, when and what other health reform measures will be adopted, and the impact of such efforts on providers as well as other healthcare industry participants. Some members of Congress have proposed expanding government-funded coverage, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or to establish a single payor system (such reforms are often referred to as “Medicare for All”), and some states have implemented or proposed public health insurance options.

In addition, CMS administrators may make changes to Medicaid payment models or grant additional flexibilities to states in the administration of state Medicaid programs, including by expanding the scope of waivers under which states may implement Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. Other industry participants, such as private payors, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives. Healthcare reform initiatives may have an adverse effect on our business, financial condition, and operating results.

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

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns.  These laws vary and may impose additional obligations or penalties.  For example, additional federal and state obligations may apply to behavioral, addictive disorder and other types of sensitive information. Further, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving individually identifiable information (even if no health-related information is involved).  In addition, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.  To the extent we fail to comply with one or more federal and/or state privacy and security requirements or if we are found to be responsible for the non-compliance of our vendors, we could be subject to substantial fines or penalties, as well as third-party claims, and suffer harm to our reputation, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

In addition, health care providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, beginning April 5, 2021, most health care providers and certain other entities are subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity.

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

As an operator of healthcare facilities, we also may be required to investigate and remediate hazardous substances that are located on and/or under the property, including any such substances that may have migrated off, or may have been discharged or transported from the property. Part of our operations involves the handling, use, storage, transportation, disposal and discharge of medical, biological, infectious, toxic, flammable, and other hazardous materials, wastes, pollutants, or contaminants. In addition, we are sometimes unable to determine with certainty whether prior uses of our facilities and properties or surrounding properties may have produced continuing environmental contamination or noncompliance, particularly where the timing or cost of making such determinations is not deemed cost effective. These activities, as well as the possible presence of such materials in, on and under our properties, may result in damage to individuals, property, or the environment; may interrupt operations or increase costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions; and may not be covered by insurance.

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

Risks Related to Our Structure and Public Company Compliance

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

Cybersecurity risks could harm our ability to operate effectively. Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We rely on our information systems to provide security for processing, transmission and storage of confidential patient, resident, employee other consumer information, such as personally identifiable information, including information relating to health protected by HIPAA. Although we have taken steps to protect the security of our information systems, medical devices that store sensitive data, and the data maintained in those systems and devices, it is possible that our safety and security measures will not prevent improper functioning or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. We may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. Some of these third parties may store or have access to our data and may not have effective controls, processes, or practices to protect our information from attack, damage, or unauthorized access. A breach or attack, including those caused by updates and other releases, affecting any of these third parties could harm our business. In addition, the COVID-19 pandemic may have an adverse impact on our information technology systems and our ability to securely preserve confidential information, including risks associated with telecommuting issues when our employees work remotely.

If personally identifiable information of our patients or others is improperly accessed, tampered with or distributed, we may incur significant costs to remediate possible injury to the affected patients, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential personally identifiable information.

Security breaches, including physical or electronic break–ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. Additionally, healthcare businesses are increasingly targets of cyberattacks, whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities.  The occurrence of any of these events could result in harm to patients; business interruptions or delays; the loss, misappropriation, corruption, or unauthorized access of data; litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; reputational damage; or federal and state governmental inquiries.  Any failure to maintain proper functionality and security of our information systems could have a material adverse effect on our business, financial condition, and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Skilled Nursing Facilities

State	City	Center Name	Affiliation	Licensed Beds
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151
	Moulton	NHC HealthCare, Moulton	Leased(1)	136

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135
	Rossville	NHC HealthCare, Rossville	Owned	112

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194

Massachusetts	Greenfield	Buckley–Greenfield Health Care Center	Leased(1)	120
	Holyoke	Holyoke Health Care Center	Leased(1)	102
	Quincy	John Adams Health Care Center	Leased(1)	71
	Taunton	Longmeadow of Taunton	Leased(1)	100

Missouri	Desloge	NHC HealthCare, Desloge	Leased(1)	120
	Independence	The Villages of Jackson Creek	Leased	120
	Independence	The Villages of Jackson Creek Memory Care	Leased	70
	Joplin	NHC HealthCare, Joplin	Leased(1)	126
	Kennett	NHC HealthCare, Kennett	Leased(1)	170
	Macon	Macon Health Care Center	Owned	120
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	94
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220
	St. Peters	Villages of St. Peters	Leased	130
	Springfield	Springfield Rehabilitation and Health Care Center	Leased	146
	West Plains	NHC HealthCare, West Plains	Owned	120

New Hampshire	Epsom	Epsom Health Care Center	Leased(1)	108
	Manchester	Maple Leaf Health Care Center	Leased(1)	114
	Manchester	Villa Crest Health Care Center	Leased(1)	126

South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290
	Bluffton	NHC HealthCare, Bluffton	Owned	120
	Charleston	NHC HealthCare, Charleston	Owned	132
	Clinton	NHC HealthCare, Clinton	Owned	131
	Columbia	NHC HealthCare, Parklane	Owned	180
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152
	Greenville	NHC HealthCare, Greenville	Owned	176
	Laurens	NHC HealthCare, Laurens	Leased(1)	176
	Lexington	NHC HealthCare, Lexington	Owned	170
	Mauldin	NHC HealthCare, Mauldin	Owned	180
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148
	North Augusta	NHC HealthCare, North Augusta	Owned	192
	Sumter	NHC HealthCare, Sumter	Managed	138

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	86
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	200
	Columbia	NHC HealthCare, Columbia	Owned	106
	Columbia	NHC-Maury Regional Transitional Care Center	Owned	112
	Cookeville	NHC HealthCare, Cookeville	Managed	104
	Dickson	NHC HealthCare, Dickson	Leased(1)	191
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	110
	Farragut	NHC HealthCare, Farragut	Owned	106
	Franklin	NHC Place, Cool Springs	Owned	180
	Franklin	NHC HealthCare, Franklin	Leased(1)	80
	Gallatin	NHC Place, Sumner	Owned	92
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	167
	Kingsport	NHC HealthCare, Kingsport	Owned	90
	Knoxville	NHC HealthCare, Fort Sanders	Owned	166
	Knoxville	Holston Health & Rehabilitation Center	Owned	94
	Knoxville	NHC HealthCare, Knoxville	Owned	127
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	115
	Milan	NHC HealthCare, Milan	Leased(1)	117
	Murfreesboro	AdamsPlace	Owned	90
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181
	Nashville	Lakeshore, Heartland	Managed	66
	Nashville	Lakeshore, The Meadows	Managed	113
	Nashville	The Health Center of Richland Place	Managed	107
	Nashville	NHC Place at The Trace	Owned	90
	Nashville	West Meade Place	Managed	120
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	120
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102
	Smithville	NHC HealthCare, Smithville	Leased(1)	114
	Somerville	NHC HealthCare, Somerville	Leased(1)	72
	Sparta	NHC HealthCare, Sparta	Leased(1)	90
	Springfield	NHC HealthCare, Springfield	Owned	107
	Tullahoma	NHC HealthCare, Tullahoma	Owned	90

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120

Behavioral Health Hospital
State	City	Name	Affiliation	Licensed Beds
Missouri	Osage Beach	Osage Beach Center for Cognitive Disorders	Owned	16

Assisted Living Units

State	City	Center	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26
	Independence	The Villages of Jackson Creek	Leased	52
	St. Peters	Villages of St. Peters	Leased	52
	St. Peters	Villages of St. Peters Memory Care	Owned	60

New Hampshire	Manchester	Villa Crest Assisted Living	Leased(1)	29

South Carolina	Bluffton	The Palmettos of Bluffton	Owned	78
	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45
	Murrells Inlet	The Palmettos of Garden City	Owned	80

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Farragut	NHC Place, Cavette Hill	Owned	60
	Franklin	NHC Place, Cool Springs	Owned	89
	Gallatin	NHC Place, Sumner	Owned	80
	Murfreesboro	AdamsPlace	Owned	106
	Nashville	Lakeshore Heartland	Managed	9
	Nashville	Lakeshore, The Meadows	Managed	10
	Nashville	Richland Place	Managed	24
	Nashville	The Place at the Trace	Owned	80
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units
Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63
	Murfreesboro	AdamsPlace	Owned	93
	Nashville	Richland Place Retirement Apts.	Managed	137

Homecare Agencies

State	City	Homecare Agencies
Florida	Chipley	NHC HomeCare of Chipley
	Crawfordville	NHC HomeCare of Crawfordville
	Merritt Island	NHC HomeCare of Merritt Island
	Panama City	NHC HomeCare of Panama City
	Port St. Joe	NHC HomeCare of Port St. Joe
	Quincy	NHC HomeCare of Quincy
	Vero Beach	NHC HomeCare of Vero Beach

South Carolina	Aiken	NHC HomeCare of Aiken
	Bluffton	NHC HomeCare of Beaufort
	Greenville	NHC HomeCare of Greenville
	Greenwood	NHC HomeCare of Greenwood
	Laurens	NHC HomeCare of Laurens
	Murrells Inlet	NHC HomeCare of Murrells Inlet
	Summerville	NHC HomeCare of Low Country
	West Columbia	NHC HomeCare of Midlands

Tennessee	Athens	NHC HomeCare of Athens
	Chattanooga	NHC HomeCare of Chattanooga
	Columbia	NHC HomeCare of Columbia
	Cookeville	NHC HomeCare of Cookeville
	Dickson	NHC HomeCare of Dickson
	Franklin	NHC HomeCare of Franklin
	Hendersonville	NHC HomeCare of Hendersonville
	Johnson City	NHC HomeCare of Johnson City
	Knoxville	NHC HomeCare of Knoxville
	Lawrenceburg	NHC HomeCare of Lawrenceburg
	Lewisburg	NHC HomeCare of Lewisburg
	McMinnville	NHC HomeCare of McMinnville
	Milan	NHC HomeCare of Milan
	Murfreesboro	NHC HomeCare of Murfreesboro
	Nashville	Ascension at Home St. Thomas(2)
	Pulaski	NHC HomeCare of Pulaski
	Somerville	NHC HomeCare of Somerville
	Sparta	NHC HomeCare of Sparta
	Springfield	NHC HomeCare of Springfield

Hospice Agencies

State	City	Hospice Agencies
Georgia	Rossville	Caris Healthcare – Rossville

Missouri	St. Louis	Caris Healthcare – St. Louis

South Carolina	Anderson	Caris Healthcare – Anderson
	Bluffton	Caris Healthcare – Bluffton
	Charleston	Caris Healthcare – Charleston
	Columbia	Caris Healthcare – Columbia
	Greenville	Caris Healthcare – Greenville
	Greenwood	Caris Healthcare – Greenwood
	Myrtle Beach	Caris Healthcare – Myrtle Beach
	Sumter	Caris Healthcare – Sumter

Tennessee	Athens	Caris Healthcare – Athens
	Chattanooga	Caris Healthcare – Chattanooga
	Columbia	Caris Healthcare – Columbia
	Cookeville	Caris Healthcare – Cookeville
	Crossville	Caris Healthcare – Crossville
	Dickson	Caris Healthcare – Dickson
	Greeneville	Caris Healthcare – Greeneville
	Johnson City	Caris Healthcare – Johnson City
	Knoxville	Caris Healthcare – Knoxville
	Lenoir City	Caris Healthcare – Lenoir City
	Milan	Caris Healthcare – Milan
	Murfreesboro	Caris Healthcare – Murfreesboro
	Nashville	Caris Healthcare – Nashville
	Sevierville	Caris Healthcare – Sevierville
	Somerville	Caris Healthcare – Somerville
	Springfield	Caris Healthcare – Springfield

Virginia	Big Stone Gap	Caris Healthcare – Big Stone Gap
	Bristol	Caris Healthcare – Bristol

Healthcare Facilities Leased to Others

The following table includes certain information regarding healthcare facilities which are owned by us and leased to others:

Name of Facility	Location	No. of Beds
Skilled Nursing Facilities
Solaris HealthCare North Naples	Naples, FL	60
Solaris HealthCare Coconut Creek	Coconut Creek, FL	120
Solaris HealthCare Daytona	Daytona Beach, FL	73
Solaris HealthCare Imperial	Naples, FL	113
Solaris HealthCare Windermere	Orlando, FL	120
Solaris HealthCare Charlotte Harbor	Port Charlotte, FL	180
The Health Center at Standifer Place	Chattanooga, TN	444
Solaris HealthCare Lake City	Lake City, FL	120
Solaris HealthCare Pensacola	Pensacola, FL	180

Assisted Living		No. of Units
Solaris Senior Living Vero Beach	Vero Beach, FL	135
Solaris Senior Living Merritt Island	Merritt Island, FL	95
Solaris Senior Living Stuart	Stuart, FL	100
Standifer Place Assisted Living	Chattanooga, TN	74

(1)Leased from NHI

(2)Ascension at Home St. Thomas is owned by a separate limited liability company. The Company owns 50% of the limited liability company.

ITEM 3.	LEGAL PROCEEDINGS

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

General Litigation

Qui Tam Litigation

United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.)  This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiff filed an amended Complaint against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities that Dr. Malhotra is alleged to own or in which he has a financial interest.  The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The Complaint alleges that nurse practitioners affiliated with Dr. Malhotra provided free services to the facilities in exchange for referrals to entities owned by or in which Dr. Malhotra had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denies the allegations and is vigorously defending the claim. A motion to dismiss was filed on November 4, 2021.  On January 28, 2022, the district court stayed this matter and administratively terminated the motion to dismiss pending the U.S. Supreme Court's review of a petition for certiorari filed in an unrelated matter, but involving one of the legal arguments raised in the motion to dismiss.  We expect that motion to dismiss will be renewed once the stay is lifted.  There is no expected timeline for the lifting of the stay.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the NYSE-American exchange under the symbol “NHC”. On December 31, 2021, NHC had approximately 8,600 stockholders, comprised of approximately 1,900 stockholders of record and an additional 6,700 stockholders indicated by security position listings.

Dividend Policy

We do not have a formal dividend policy, but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. The Company has paid a common dividend since 2004, although there can be no assurances that our quarterly dividends will be declared, paid or increased in the future.

Stock Repurchase Programs

In 2021, the Company purchased 8,437 shares of its common stock for a total cost of $836,000. In 2020, the Company purchased 797 shares of its common stock for a total cost of $53,000. In 2019, the Company purchased 10,396 shares of its common stock for a total cost of $872,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	374,926	$72.95	2,381,814
Equity compensation plans not approved by security holders	–	–	–
Total	374,926	$72.95	2,381,814

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2016 through December 31, 2021 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index"). Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80

	2016	2017	2018	2019	2020	2021
NHC	$100	$83	$109	$124	$98	$103
S & P 500	$100	$112	$136	$130	$171	$203
S & P Health Care Index	$100	$97	$119	$126	$153	$173

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of post–acute care and senior health care services. At December 31, 2021, we operate or manage 75 skilled nursing facilities with 9,473 1icensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital, 34 homecare agencies, and 28 hospice agencies located in 10 states. These operations are provided by separately funded and maintained subsidiaries. In addition, we provide management services, accounting and financial services, and insurance services to third party operators of healthcare properties. We also own the real estate of 13 healthcare properties and lease these properties to third party operators.

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

We began our first vaccination clinics in our skilled nursing facilities around the middle of December 2020. As the vaccination clinics progressed and as the vaccine became more accessible, we began to see a significant decline in COVID-19 cases among our operations. With the COVID-19 cases significantly declining during the first and second quarters of 2021, the census in our skilled nursing facilities began to increase. Although our census continued to increase in the third and fourth quarters of 2021, the trajectory of our census was slowed due to the spike in the Delta and Omicron variants during the second half of 2021.

The pandemic continues to have a material impact on the Company's loss of revenues, operating expenses, and the labor and workforce environment.  Our operating expenses remain elevated with incentive compensation being paid to our frontline partners, as well as increased costs of personal protective equipment (“PPE”), sanitizers and cleaning supplies, and COVID-19 testing of our patients and partners. Despite the continued disruption of COVID-19 to our operations, our capital and financial resources, including our overall liquidity, remain strong. Our liquidity provides us with significant flexibility to maintain the strength of our balance sheet in periods of uncertainty or stress.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $63,360,000 and $47,505,000 of government stimulus income from the Provider Relief Funds for the years ended December 31, 2021 and 2020, respectively.  The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by HHS.

As of December 31, 2021 and 2020, amounts not recognized as income are $9,443,000 and $16,068,000, respectively, and are reflected in the current liability section of our consolidated balance sheet (provider relief funds). We anticipate incurring additional COVID-19 related expenses or lost revenues in the future; therefore, at this time, we believe we will fully utilize the remaining $9,443,000 of provider relief funds before the reporting requirement deadline that is required by the U.S. HHS.

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. We received approximately $51,253,000 as part of this program. These funds are applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. Recoupment of the accelerated payments began in the second quarter of 2021. As of December 31, 2021, $15,022,000 of the accelerated payments remain and is reflected within contract liabilities in the consolidated balance sheet.

The CARES Act and subsequent related legislation temporarily suspended Medicare sequestration beginning May 1, 2020 through March 31, 2022. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. Beginning April 1, 2022, the sequestration reductions will then be 1% from April 1, 2022 through June 30, 2022.  The full 2% reduction is scheduled to go back into effect July 1, 2022.  The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension, which the sequestration reduction for 2030 has been increased up to 3%.

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would have been due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At December 31, 2021, we have deferred $10,545,000 of the Company’s share of the social security taxes.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. For the years ended December 31, 2021 and 2020, we have recorded $20,482,000 and $26,179,000, respectively, in net patient revenues in our consolidated statements of operations for these supplemental Medicaid payments.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. Inflationary increases in our costs may cause net earnings from patient services to decline.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for 2021 was 80.6% compared to 83.6% in 2020 and 90.3% in 2019.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2021:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	55
Percentage of 4 and 5-star rated skilled nursing facilities	73%	45%
Average rating for all skilled nursing facilities, end of period	4.0	3.2

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets. The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Memory Care	New Facility	60 beds	Farragut, TN	January 2019
Memory Care	Acquisition	60 beds	St. Peters, MO	June 2019
Skilled Nursing	Acquisition	166 beds	Knoxville, TN	February 2020
Assisted Living	Bed Addition	20 beds	Gallatin, TN	September 2020
Skilled Nursing	Bed Addition	30 beds	Kingsport, TN	December 2020
Hospice	Acquisition	28 agencies	Various	June 2021
Behavioral Health Hospital	New Facility	16 beds	St Louis, MO	Under Construction
Behavior Health Hospital	New Facility	64 beds	Knoxville, TN	Under Construction

For the two behavioral health hospitals under construction, the two facilities are expected to begin operations late in the first quarter of 2022 or the beginning of the second quarter of 2022.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $98,048,000 and $99,537,000 at December 31, 2021 and 2020, respectively, and are a primary area of management focus. We have set aside restricted cash and restricted marketable securities to fund our professional liability and workers’ compensation reserves.

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$868,687	$96,855	$–	$965,542
Other revenues	386	–	45,014	45,400
Government stimulus income	63,360	–	–	63,360
Net operating revenues and grant income	932,433	96,855	45,014	1,074,302

Costs and Expenses:
Salaries, wages and benefits	525,756	54,683	49,233	629,672
Other operating	270,202	20,596	12,347	303,145
Facility rent	32,819	2,064	5,935	40,818
Depreciation and amortization	36,890	443	3,339	40,672
Interest	845	–	–	845
Impairment of assets	4,497	–	3,728	8,225
Total costs and expenses	871,009	77,786	74,582	1,023,377

Income (loss) before non-operating income	61,424	19,069	(29,568)	50,925
Non-operating income	–	–	17,774	17,774
Gain on acquisition of equity method investment	–	–	95,202	95,202
Unrealized losses on marketable equity securities	–	–	(13,863)	(13,863)

Income before income taxes	$61,424	$19,069	$69,545	$150,038

	Year Ended December 31, 2020
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$879,693	$52,102	$–	$931,795
Other revenues	3,403	–	45,514	48,917
Government stimulus income	47,505	–	–	47,505
Net operating revenues and grant income	930,601	52,102	45,514	1,028,217

Costs and Expenses:
Salaries, wages and benefits	538,775	33,104	37,427	609,306
Other operating	261,643	14,689	10,513	286,845
Facility rent	33,090	1,802	5,602	40,494
Depreciation and amortization	38,217	377	3,424	42,018
Interest	1,374	–	25	1,399
Total costs and expenses	873,099	49,972	56,991	980,062

Income (loss) before non-operating income	57,502	2,130	(11,477)	48,155
Non-operating income	–	–	26,527	26,527
Gain on acquisition of equity method investment	–	–	1,707	1,707
Unrealized losses on marketable equity securities	–	–	(23,966)	(23,966)

Income (loss) before income taxes	$57,502	$2,130	$(7,209)	$52,423

	Year Ended December 31, 2019
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$893,201	$54,671	$–	$947,872
Other revenues	910	–	47,601	48,511
Net operating revenues	894,111	54,671	47,601	996,383

Costs and Expenses:
Salaries, wages and benefits	526,430	33,037	33,364	592,831
Other operating	242,435	17,003	9,004	268,442
Facility rent	32,748	1,854	5,916	40,518
Depreciation and amortization	38,731	250	3,438	42,419
Interest	1,578	–	1,557	3,135
Total costs and expenses	841,922	52,144	53,279	947,345

Income (loss) before non-operating income	52,189	2,527	(5,678)	49,038
Non-operating income	–	–	24,772	24,772
Gain on acquisition of equity method investment	–	–	1,975	1,975
Unrealized gains on marketable equity securities	–	–	12,230	12,230

Income before income taxes	$52,189	$2,527	$33,299	$88,015

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

Specifically, the Company believes the presentation of non-GAAP financial information should exclude the following items: the unrealized gains or losses on our marketable equity securities, operating results for the newly constructed healthcare facilities not at full capacity, any gains on the acquisition of equity method investments, gains on the sale of healthcare facilities, stock-based compensation expense, and impairments of long-lived assets and notes receivable.

The operating results for the newly constructed healthcare facilities not at full capacity for the year ended December 31, 2021 include facilities that began operations from 2019 to 2021 (one memory care facility and two behavioral health hospitals that have incurred expenses and expected to open during 2022). The operating results for the newly constructed healthcare facilities not at full capacity for the year ended December 31, 2020 include facilities that began operations from 2018 to 2020 (one memory care facility). The operating results for the newly constructed healthcare facilities not at full capacity for the year ended December 31, 2019 include facilities that began operations from 2017 to 2019 (one skilled nursing facility, two assisted living facilities, and one memory care facility).

The table below provides reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net income attributable to National HealthCare Corporation	$138,590	$41,871	$68,211
Non-GAAP adjustments:
Unrealized losses (gains) on marketable equity securities	13,863	23,966	(12,230)
Gain on sale of real estate/healthcare facilities	–	(2,784)	–
Gain on acquisitions of equity method investments	(95,202)	(1,707)	(1,975)
Stock-based compensation expense	2,620	2,453	1,878
Operating results for newly opened facilities not at full capacity	922	602	712
Impairment of assets	8,225	–	–
Income tax (benefit) provision on non-GAAP adjustments	(6,373)	(5,858)	3,020
Non-GAAP Net Income	$62,645	$58,543	$59,616

GAAP diluted earnings per share	$8.99	$2.72	$4.44
Non-GAAP adjustments:
Unrealized losses (gains) on marketable equity securities	0.67	1.15	(0.59)
Gain on sale of real estate/healthcare facilities	–	(0.13)	–
Gain on acquisitions of equity method investments	(6.16)	(0.08)	(0.09)
Stock-based compensation expense	0.13	0.12	0.09
Operating results for newly opened facilities not at full capacity	0.04	0.03	0.03
Impairment of assets	0.39	–	–
Non-GAAP diluted earnings per share	$4.06	$3.81	$3.88

Results of Operations

The following table and discussion set forth items from the consolidated statements of operations as a percentage of net operating revenues and grant income for the years ended December 31, 2021, 2020 and 2019.

Percentage of Net Operating Revenues

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net patient revenues	89.9%	90.6%	95.1%
Other revenues	4.2	4.8	4.9
Government stimulus income	5.9	4.6	0.0
Net operating revenues and grant income	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	58.6	59.3	59.5
Other operating	28.2	27.9	26.9
Facility rent	3.8	3.9	4.1
Depreciation and amortization	3.8	4.1	4.3
Interest	0.1	0.1	0.3
Impairment of assets	0.8	–	–
Total costs and expenses	95.3	95.3	95.1
Income from operations	4.7	4.7	4.9
Non–operating income	1.7	2.6	2.5
Gain on acquisitions of equity method investments	8.8	0.1	0.2
Unrealized gains (losses) on marketable equity securities	(1.3)	(2.3)	1.2
Income before income taxes	13.9	5.1	8.8
Income tax provision	(1.0)	(1.0)	(2.0)
Net income	12.9	4.1	6.8
Net (income) loss attributable to noncontrolling interest	0.0	0.0	0.0
Net income attributable to common stockholders of NHC	12.9%	4.1%	6.8%

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of operations as compared to the prior period (dollars in thousands).

Period to Period Increase (Decrease)

	2021 vs. 2020		2020 vs. 2019
	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$33,747	3.6%	$(16,077)	(1.7)%
Other revenues	(3,517)	(7.2)	406	0.8
Government stimulus income	15,855	33.4	47,505	100.0
Net operating revenues and grant income	46,085	4.5	31,834	3.2
Costs and Expenses:
Salaries, wages and benefits	20,366	3.3	16,475	2.8
Other operating	16,300	5.7	18,403	6.9
Facility rent	324	0.8	(24)	(0.1)
Depreciation and amortization	(1,346)	(3.2)	(401)	(0.9)
Interest	(554)	(39.6)	(1,736)	(55.4)
Impairment of assets	8,225	100.0	–	–
Total costs and expenses	43,315	4.4	32,717	3.5
Income from operations	2,770	0.1	(883)	(1.8)
Non–operating income	(8,753)	(33.0)	1,755	7.1
Gain on acquisitions of equity method investments	93,495	5,477.2	(268)	(13.6)
Unrealized gains/losses on marketable equity securities	10,103	42.2	(36,196)	(296.0)
Income before income taxes	97,615	186.2	(35,592)	(40.4)
Income tax provision	(518)	(5.0)	9,606	(47.9)
Net income	97,097	231.2	(25,986)	(38.2)
Net income attributable to noncontrolling interest	(378)	(317.6)	(354)	(150.6)
Net income attributable to common stockholders of NHC	$96,719	231.0%	$(26,340)	(38.6)%

2021 Compared to 2020

Results for the year ended December 31, 2021 compared to 2020 include a 4.5% increase in net operating revenues and grant income, a 0.1% increase in income from operations, and a 231.0% increase in net income attributable to NHC. In 2021, if you exclude the $8,225,000 impairment of assets, income from operations would have increased 22.8% compared to 2020.  The large increase in our reported GAAP net income attributable to NHC compared to 2020 is primarily due to the gain recorded from the acquisition of Caris, a hospice provider.

Excluding the gain on the Caris acquisition, as well as the unrealized losses in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the year ended December 31, 2021 was $62,645,000 compared to $58,543,000 for the year ended December 31, 2020, which is an increase of 7.0%.

Net operating revenues and grant income

Net patient revenues totaled $965,542,000, an increase of $33,747,000, or 3.6%, compared to the prior year. Included in net patient revenues for the year end December 31, 2021 and 2020, respectively, is $20,482,000 and $26,179,000 of COVID-19 supplemental Medicaid payments that were received to help mitigate the incremental costs in fighting the public health emergency.

The overall average census in owned and leased skilled nursing facilities for 2021 was 80.6% compared to 83.6% in 2020. The decline in census is due to COVID-19 and the lack of new admissions from our acute care providers and referral partners, and the difficult workforce and labor environment that has limited our admissions during phases of 2021. The composite skilled nursing facility per diem increased 2.4% in 2021 compared to 2020. Medicare and managed care per diem rates increased 2.0% and 1.3%, respectively, in 2021 compared to 2020. Medicaid and private pay per diem rates increased 2.2% and 2.4%, respectively, in 2021 compared to 2020.

In June 2021, the Company acquired the remaining ownership interest in Caris, which resulted in net patient revenues increasing $39,746,000 for the year ended December 31, 2021 compared to 2020. Our homecare operations had an increase in net patient revenues of approximately $5,007,000 for the year ended December 31, 2021 compared to 2020. In November 2020, the Company sold a skilled nursing facility located in Town & Country, Missouri. For the year ended December 31, 2021, the sale of this facility decreased net patient revenue by $7,323,000 compared to 2020.

Other revenues in 2021 were $45,400,000, a decrease of $3,517,000, or 7.2%, as further detailed in Note 5 of the consolidated financial statements. Other revenues in 2021 include rental revenues of $22,717,000 ($22,768,000 in 2020), management and accounting service fees of $17,139,000 ($17,147,000 in 2020), and insurance services revenue of $5,019,000 ($5,447,000 in 2020). In November 2020, we sold a skilled nursing facility in Town & Country, Missouri, and recorded a gain on the sale of the transaction of $2,748,000.

For the years ended December 31, 2021 and 2020, respectively, we recorded $63,360,000 and $47,505,000 in government stimulus income related to funds received from the Provider Relief Fund. At December 31, 2021, we have not recognized as income $9,443,000 of Provider Relief Funds that are reflected in the current liability section of our consolidated balance sheet (provider relief funds) and anticipate using these funds in 2022. See Note 2 for additional information.

Total costs and expenses

Total costs and expenses for 2021 increased $43,315,000, or 4.4%, to $1,023,377,000 from $980,062,000 in 2020. In total, we incurred $21,555,000 and $47,674,000 of COVID-19 related expenses for the years ended December 31, 2021 and 2020, respectively. The COVID-19 related expenses primarily consisted of: (1) personal protective equipment and sanitizers/infection control supplies; (2) incentive compensation paid to our frontline partners/employees; and (3) COVID-19 testing of our patients and partners/employees.  In 2021, we also incurred asset impairment expenses of $8,225,000 for the impairment and write-down of long-lived assets (leasehold improvements) and a credit impairment on a note receivable.  Both of these impairment of assets items are due to the operating environment caused by COVID-19.

Salaries, wages and benefits, the largest operating costs of the company, increased $20,366,000, or 3.3%, to $629,672,000 from $609,306,000. Our salaries and wages were 58.6% and 59.3% of net operating revenues and grant income for 2021 and 2020, respectively. Our Caris acquisition in June 2021 increased salaries, wages, and benefits $20,754,000 for the year ended December 31, 2021 compared to 2020. We incurred COVID-related incentive pay (or combat pay) in the amount of $11,010,000 for the year ended December 31, 2021 compared to $15,224,000 for 2020. We continue to face tremendous workforce and labor shortages within all of our operations, which increases wage pressure and inflation in regards to retaining and attracting qualified healthcare partners (employees). With the workforce environment being so challenging, the largest expense increase from a labor standpoint is in our agency nurse staffing. But, since the agency nurse staffing personnel are not our employees (partners), this expense is categorized below in "other operating expenses".

Other operating expenses increased $16,300,000, or 5.7%, to $303,145,000 for 2021 compared to $286,845,000 in 2020. These costs were 28.2% and 27.9% of net operating revenues and grant income for 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, respectively, we incurred $10,545,000 and $32,450,000 in COVID-19 related expenses in purchasing personal protective equipment, sanitizers and infection control supplies, and lab and testing supplies. As mentioned in the previous paragraph, we continue to use additional agency nurse staffing due to the challenging workforce environment. For the year ended December 31, 2021, our agency nurse staffing expenses were $35,533,000 compared to $11,479,000 for the 2020 year. Our Caris acquisition increased other operating expenses $8,368,000 for the year ended December 31, 2021 compared to 2020.

Facility rent expense decreased $324,000, or 0.8%, to $40,818,000. Depreciation and amortization decreased 3.2% to $40,672,000.

Interest expense decreased $554,000 to $845,000 in 2021 from $1,399,000 in 2020. At December 31, 2021, we have no outstanding long-term debt.

Other income

Non–operating income in 2021 decreased $8,753,000, or 33.0% to $17,744,000, as further detailed in Note 6 of the consolidated financial statements. The decrease is due to our June 2021 acquisition of Caris. From the respective acquisition date, we no longer record any equity in earnings from our Caris investment. Caris' financial information (revenues and expenses) is now included in the Company's consolidated financial statements.

In June 2021, a gain of $95,202,000 was recorded on the acquisition of the remaining ownership interest of Caris. We previously held a noncontrolling interest in the partnership. Upon acquiring the remaining ownership interest in Caris, we valued the business and our previously held equity position (75.1%) based upon Caris' fair value at the acquisition date.  In February 2020, a gain of $1,707,000 was recorded on the acquisition of the remaining ownership interest of a 166-bed skilled nursing facility in Knoxville, Tennessee. We previously held a noncontrolling interest (25%) in the facility. Upon acquiring the remaining ownership interest, we valued our previously held equity position based upon the facility’s fair value.

We recorded unrealized losses in the amount of $13,863,000 for the decrease in fair value of our marketable equity securities portfolio for the year ended December 31, 2021. The marketable equity securities portfolio consists of publicly traded healthcare REIT’s, with NHI comprising approximately 67% of the market value of the portfolio at December 31, 2021.

Income taxes

The income tax provision for 2021 is $10,951,000 (an effective income tax rate of 7.3%). The income tax provision and effective tax rate for 2021 were favorably impacted by the nontaxable revaluation gain related to the Caris acquisition resulting in a benefit to the provision of $19,758,000 or 12.5% of income before income taxes. The income tax provision and effective tax rate for 2021 were also favorably impacted by the statute of limitation expirations resulting in a benefit to the provision of $1,901,000 or 1.3% of income before taxes in 2021.

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

Net operating revenues and grant income

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

Other revenues in 2020 were $48,917,000, an increase of $406,000, or 0.8%, as further detailed in Note 5 of the consolidated financial statements. Other revenues in 2020 include rental revenues of $22,768,000 ($22,641,000 in 2019), management and accounting service fees of $17,147,000 ($18,533,000 in 2019), and insurance services revenue of $5,447,000 ($6,209,000 in 2019). In November 2020, we sold a skilled nursing facility in Town & Country, Missouri, and recorded a gain on the sale of the transaction of $2,748,000.

For the year ended December 31, 2020, we recorded $47,505,000 in government stimulus income related to funds received from the Provider Relief Fund. At December 31, 2020, we had not recognized as income $16,068,000 of Provider Relief Funds that are reflected in the current liability section of our consolidated balance sheet (provider relief funds).

Total costs and expenses

Total costs and expenses for 2020 increased $32,717,000, or 3.5%, to $980,062,000 from $947,345,000 in 2019. In total, we incurred $47,674,000 of COVID-19 related expenses for the year ended December 31, 2020. The COVID-19 related expenses primarily consisted of: (1) personal protective equipment and sanitizers/infection control supplies; (2) incentive compensation paid to our frontline partners/employees; and (3) COVID-19 testing of our patients and partners/employees.

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

Other income

Non–operating income in 2020 increased $1,755,000, or 7.1% to $26,527,000, as further detailed in Note 6 of the consolidated financial statements. The majority of the increase was the result of increased earnings from our investment in Caris HealthCare.

In February 2020, a gain of $1,707,000 was recorded on the acquisition of the remaining ownership interest of a 166-skilled nursing facility in Knoxville, Tennessee. We previously held a noncontrolling interest (25%) in the facility. Upon acquiring the remaining ownership interest, we valued our previously held equity position based upon the facility’s fair value.

We recorded unrealized losses in the amount of $23,966,000 for the decrease in fair value of our marketable equity securities portfolio for the year ended December 31, 2020. The marketable equity securities portfolio consists of publicly traded healthcare REIT’s, with NHI comprising approximately 85% of the market value of the portfolio at December 31, 2020.

Income taxes

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

Liquidity, Capital Resources and Financial Condition

Sources and Uses of Funds

Our primary sources of cash include revenues from the healthcare and senior living facilities we operate, homecare and hospice services, rental income, management and accounting services and insurance services. Our primary uses of cash include salaries, wages and benefits, operating costs of the healthcare facilities, the cost of additions and improvements to our real property, rent expenses, and dividend distributions. These sources and uses of cash are reflected in our consolidated statements of cash flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended		One Year Change
	12/31/21	12/31/20	$	%	12/31/20	12/31/19	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$158,502	$61,010	$97,492	159.8	$61,010	$54,920	$6,090	11.1

Cash provided by operating activities	62,394	203,259	(140,865)	(69.3)	203,259	100,103	103,156	103.1

Cash used in investing activities	(65,889)	(63,878)	(2,011)	(3.1)	(63,878)	(14,265)	(49,613)	(347.8)

Cash used in financing activities	(35,264)	(41,889)	6,625	15.8	(41,889)	(79,748)	37,859	47.5

Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$119,743	$158,502	$(38,759)	(24.5)	$158,502	$61,010	$97,492	159.8

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2021 was $62,394,000 as compared to $203,259,000 and $100,103,000 for the years ended December 31, 2020 and 2019, respectively. Cash provided by operating activities consisted of net income of $139,087,000 and adjustments for non–cash items of $42,269,000. There was cash used for working capital in the amount of $40,738,000 for the year ended December 31, 2021 compared to cash provided by working capital needs of $110,403,000 in 2020. The large swings in working capital between 2021 and 2020 are primarily from the liquidity that we received from the CARES Act/Provider Relief Fund payments and the Medicare Accelerated Payment Program in 2020. In April 2021, the government began recouping the Medicare Accelerated Payments and we repaid $36,231,000 during 2021. We also received less cash funding from the Provider Relief Fund in 2021. We received cash distributions from our unconsolidated investments of $6,314,000 for the year ended December 31, 2021 compared to $10,050,000 for 2020.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized losses on our marketable equity securities, deferred taxes, stock compensation, gain on the sale of a skilled nursing facility, gains on the acquisition of equity method investments, and impairments of long-lived assets and notes receivable.

Investing Activities

Cash used in investing activities totaled $65,889,000 for the year ended December 31, 2021, as compared to $63,878,000 and $14,265,000 for the years ended December 31, 2020 and 2019, respectively. Cash used for property and equipment additions was $39,399,000, $21,873,000, and $26,400,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Purchases of marketable securities, net of sales, resulted in a net use of cash of $6,267,000 and $43,860,000 in 2021 and 2020, respectively. The acquisition of Caris resulted in cash used of $28,713,000 in 2021. In 2020, the acquisition of the 166-bed skilled nursing facility in Knoxville, Tennessee resulted in cash used of $6,648,000 and proceeds from the sale of a skilled nursing facility resulted in cash proceeds of $6,750,000. The company collected notes receivable of $8,840,000 and $2,483,000 for the years ended December 31, 2021 and 2020, respectively.

Financing Activities

Net cash used in financing activities totaled $35,264,000, $41,889,000, and $79,748,000 for the years ended December 31, 2021, 2020, and 2019, respectively. Principal payments made under finance lease obligations was $4,423,000 and $4,166,000 for the years ended December 31, 2021 and 2020, respectively. Dividends paid to common stockholders was $32,030,000, $31,921,000, and $31,208,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Proceeds from the issuance of common stock totaled $3,440,000 in 2021 compared to $1,756,000 and $2,346,000 for 2020 and 2019, respectively. Cash used for repayments on the Company’s credit facility was a net $10,000,000 for the year ended December 31, 2020. During 2019, $45,000,000 of cash was used for principal payments on long-term debt.

Contractual Obligations

The Company has certain contractual obligations, primarily operating leases, finance leases, and construction obligations. See Note 8 - Long Term Leases for details regarding our operating and finance leases.  See Note 12 - Property and Equipment for details regarding our construction obligations.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $107,607,000 and marketable securities of $148,418,000 are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long–term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $107,607,000, and marketable securities of $148,418,000. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities. At December 31, 2021, we do not have any long-term debt.

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

Contingencies

See Note 18 to the consolidated financial statements for additional information on pending litigation and other contingencies.

Guarantees

At December 31, 2021, we have no agreements to guarantee the debt obligations of other parties.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Net Patient Revenues and Accounts Receivable

Net patient revenues are derived from services rendered to patients for skilled and intermediate nursing, rehabilitation therapy, assisted living and independent living, home health care services and hospice services. Net patient revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient services. These amounts are due from patients, governmental programs, and other third-party payors, and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RIS

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At December 31, 2021, we have available for sale marketable debt securities in the amount of $172,100,000. The fixed income portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed income portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Credit Risk

Credit risk is managed by diversifying the fixed income portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Corporate debt securities and asset–backed securities comprise approximately 68% of the fair value of the fixed income portfolio. At December 31, 2021, the credit quality ratings for our fixed income portfolio consisted of the following investment and non-investment grades (as a percent of fair value): 35% AAA rated, 12% AA rated, 36% A rated, 16% BBB rated, and 1% BB rated.

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At December 31, 2021, the fair value of our marketable equity securities is approximately $140,066,000. Of the $140.1 million marketable equity securities portfolio, our investment in NHI comprises approximately $93.7 million, or 67%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $14.0 million. At December 31, 2021, our marketable equity securities had unrealized gains of $84.4 million. Of the $84.4 million unrealized gains, $69.0 million is related to NHI.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of National HealthCare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

Estimation of Professional Liability Claims Reserves

Description of the Matter

The Company’s accrued risk reserves totaled $98,048,000 as of December 31, 2021. As described in Note 18 to the consolidated financial statements, the accrued risk reserves include professional liability claims reserves for unpaid reported professional liability claims and estimates for incurred but unreported claims. The Company’s policy with respect to the professional liability claims reserves is to use an actuary to assist management in estimating the exposure for claims obligations (for both asserted and unasserted claims).

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

Nashville, Tennessee

February 18, 2022

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net patient revenues	$965,542	$931,795	$947,872
Other revenues	45,400	48,917	48,511
Government stimulus income	63,360	47,505	–
Net operating revenues and grant income	1,074,302	1,028,217	996,383

Costs and expenses:
Salaries, wages and benefits	629,672	609,306	592,831
Other operating	303,145	286,845	268,442
Facility rent	40,818	40,494	40,518
Depreciation and amortization	40,672	42,018	42,419
Interest	845	1,399	3,135
Impairment of assets	8,225	–	–
Total costs and expenses	1,023,377	980,062	947,345

Income from operations	50,925	48,155	49,038

Other income:
Non-operating income	17,774	26,527	24,772
Gain on acquisitions of equity method investments	95,202	1,707	1,975
Unrealized gains (losses) on marketable equity securities	(13,863)	(23,966)	12,230

Income before income taxes	150,038	52,423	88,015
Income tax provision	(10,951)	(10,433)	(20,039)
Net income	139,087	41,990	67,976
Net (income) loss attributable to noncontrolling interest	(497)	(119)	235

Net income attributable to National HealthCare Corporation	$138,590	$41,871	$68,211

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$9.03	$2.74	$4.47
Diluted	$8.99	$2.72	$4.44

Weighted average common shares outstanding:
Basic	15,347,129	15,306,174	15,270,154
Diluted	15,416,716	15,369,523	15,360,046

Dividends declared per common share	$2.11	$2.08	$2.06

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Net income	$139,087	$41,990	$67,976

Other comprehensive income (loss):
Unrealized gains (losses) on investments in marketable debt securities	(4,171)	3,352	6,842
Reclassification adjustment for realized gains on sale of marketable debt securities	(214)	(195)	(127)
Income tax (expense) benefit related to items of other comprehensive income (loss)	933	(660)	(1,410)
Other comprehensive income (loss), net of tax	(3,452)	2,497	5,305

Net (income) loss attributable to noncontrolling interest	(497)	(119)	235

Comprehensive income attributable to National HealthCare Corporation	$135,138	$44,368	$73,516

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$107,607	$147,093
Restricted cash and cash equivalents, current portion	10,407	9,673
Marketable equity securities	113,108	128,590
Marketable debt securities	35,310	47,762
Restricted marketable equity securities	26,958	4,680
Restricted marketable debt securities, current portion	20,727	16,601
Accounts receivable	96,124	89,670
Inventories	8,582	8,781
Prepaid expenses and other assets	7,362	2,977
Notes receivable, current portion	453	928
Total current assets	426,638	456,755

Property and Equipment:
Property and equipment, at cost	1,064,337	1,030,426
Accumulated depreciation and amortization	(543,341)	(510,108)
Net property and equipment	520,996	520,318

Other Assets:
Restricted cash and cash equivalents, less current portion	1,729	1,736
Restricted marketable debt securities, less current portion	116,063	125,472
Deposits and other assets	4,499	4,580
Operating lease – right-of-use assets	156,116	179,055
Goodwill	168,295	21,341
Intangible assets	7,038	-
Notes receivable, less current portion	-	12,093
Investments in unconsolidated companies	2,022	40,782
Total other assets	455,762	385,059
Total assets	$1,403,396	$1,362,132

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Liabilities and Equity
Current Liabilities:
Trade accounts payable	$22,488	$21,112
Finance lease obligations, current portion	4,695	4,423
Operating lease liabilities, current portion	27,574	25,451
Accrued payroll	106,698	86,183
Amounts due to third party payors	17,595	16,454
Accrued risk reserves, current portion	31,134	30,953
Other current liabilities	20,059	21,344
Provider relief funds	9,443	16,068
Contract liabilities	15,022	51,253
Dividends payable	8,493	7,987
Total current liabilities	263,201	281,228

Finance lease obligations, less current portion	5,845	10,540
Operating lease liabilities, less current portion	128,542	153,604
Accrued risk reserves, less current portion	66,914	68,584
Refundable entrance fees	7,011	7,462
Deferred income taxes	6,852	14,079
Other noncurrent liabilities	16,571	28,375
Total liabilities	494,936	563,872

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,452,033 and 15,369,745 shares, respectively, issued and outstanding	154	153
Capital in excess of par value	232,167	226,943
Retained earnings	669,078	563,024
Accumulated other comprehensive income	1,605	5,057
Total National HealthCare Corporation stockholders’ equity	903,004	795,177
Noncontrolling interest	5,456	3,083
Total equity	908,460	798,260
Total liabilities and equity	$1,403,396	$1,362,132

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$139,087	$41,990	$67,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,672	42,018	42,419
Equity in earnings of unconsolidated investments	(5,111)	(12,342)	(9,744)
Distributions from unconsolidated investments	6,314	10,050	3,902
Unrealized losses (gains) on marketable equity securities	13,863	23,966	(12,230)
Gains on sale of marketable securities	(1,042)	(195)	(127)
Gains on acquisitions of equity method investments	(95,202)	(1,707)	(1,975)
Gain on sale of skilled nursing facility	–	(2,784)	–
Deferred income taxes	(6,294)	(10,593)	4,052
Impairment of assets	8,225	–	–
Stock–based compensation	2,620	2,453	1,878
Changes in operating assets and liabilities:
Accounts receivable	4,090	4,529	4,299
Federal income tax receivable	–	–	(2,560)
Inventories	199	(1,249)	29
Prepaid expenses and other assets	(3,298)	4,727	(287)
Trade accounts payable	(2,083)	1,429	(856)
Accrued payroll	17,292	15,948	2,208
Amounts due to third party payors	649	1,200	(1,000)
Accrued risk reserves	(1,489)	3,454	540
Provider relief funds	(6,625)	16,068	–
Contract liabilities	(36,231)	51,253	–
Other current liabilities	(1,380)	5,898	780
Other noncurrent liabilities	(11,862)	7,146	799
Net cash provided by operating activities	62,394	203,259	100,103
Cash Flows From Investing Activities:
Purchases of property and equipment	(39,399)	(21,873)	(26,400)
Proceeds from the sale of skilled nursing facility	–	6,750	–
Investments in unconsolidated companies	(350)	(305)	(222)
Acquisitions of equity method investments	(28,713)	(6,648)	(15,589)
Investments in notes receivable	–	(425)	(5,462)
Collections of notes receivable	8,840	2,483	1,379
Purchases of marketable securities	(108,187)	(84,854)	(12,471)
Sale of marketable securities	101,920	40,994	44,500
Net cash used in investing activities	(65,889)	(63,878)	(14,265)
Cash Flows From Financing Activities:
Borrowings under credit facility	–	40,000	–
Principal payments under credit facility	–	(50,000)	(45,000)
Principal payments under finance lease obligations	(4,423)	(4,166)	(3,923)
Dividends paid to common stockholders	(32,030)	(31,921)	(31,208)
Issuance of common shares	3,441	1,756	2,346
Repurchase of common shares	(836)	(53)	(872)
Noncontrolling interest contributions (distributions)	(964)	2,488	(468)
Entrance fee deposits (refunds)	(452)	7	(623)
Net cash used in financing activities	(35,264)	(41,889)	(79,748)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(38,759)	97,492	6,090
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	158,502	61,010	54,920
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$119,743	$158,502	$61,010

Balance Sheet Classifications:
Cash and cash equivalents	$107,607	$147,093	$50,334
Restricted cash and cash equivalents	12,136	11,409	10,676
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$119,743	$158,502	$61,010

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued, in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental Information:

Cash payments for interest	$845	$1,425	$3,118

Cash payments for income taxes	22,881	16,524	20,889

Non-cash activities include:
Noncontrolling interest contribution of land	2,840	-	-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Equity

(in thousands, except for share and per share amounts)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2019	15,255,002	$153	$219,435	$516,435	$(2,745)	$1,179	$734,457
Net income	–	–	–	68,211	–	(235)	67,976
Distributions attributable to noncontrolling interest	–	–	–	–	–	(468)	(468)
Other comprehensive income	–	–	–	–	5,305	–	5,305
Stock–based compensation	–	–	1,878	–	–	–	1,878
Shares sold – options exercised	87,600	–	2,346	–	–	–	2,346
Repurchase of common shares	(10,396)	–	(872)	–	–	–	(872)
Dividends declared to common stockholders ($2.06 per share)	–	–	–	(31,553)	–	–	(31,553)
Balance at January 1, 2020	15,332,206	$153	$222,787	$553,093	$2,560	$476	$779,069
Net income	–	–	–	41,871	–	119	41,990
Contributions attributable to noncontrolling interest	–	–	–	–	–	2,488	2,488
Other comprehensive income	–	–		–	2,497	–	2,497
Stock–based compensation	–	–	2,453	–	–	–	2,453
Shares sold – options exercised	38,336	–	1,756	–	–	–	1,756
Repurchase of common shares	(797)	–	(53)	–	–	–	(53)
Dividends declared to common stockholders ($2.08 per share)	–	–	–	(31,940)	–	–	(31,940)
Balance at January 1, 2021	15,369,745	$153	$226,943	$563,024	$5,057	$3,083	$798,260
Net income	–	–	–	138,590	–	497	139,087
Contributions attributable to noncontrolling interest	–	–	–	–	–	1,876	1,876
Other comprehensive loss	–	–	–	–	(3,452)	–	(3,452)
Stock–based compensation	–	–	2,620	–	–	–	2,620
Shares sold – options exercised	90,725	1	3,440	–	–	–	3,441
Repurchase of common shares	(8,437)	–	(836)	–	–	–	(836)
Dividends declared to common stockholders ($2.11 per share)	–	–	–	(32,536)	–	–	(32,536)
Balance at December 31, 2021	15,452,033	$154	$232,167	$669,078	$1,605	$5,456	$908,460

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

National HealthCare Corporation ("NHC" or "the Company") operates, manages or provides services to skilled nursing facilities, assisted living facilities, independent living facilities, home health care agencies, hospice agencies, and a behavioral health hospital located in 10 Southeastern, Northeastern and Midwestern states in the United States. The most significant part of our business relates to skilled and intermediate nursing care in which setting we also provide assisted living and retirement services, rehabilitative therapy services, memory and Alzheimer's care services, home health care, and hospice services. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. The health care environment has continually undergone changes with regard to federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues. We continually monitor these industry developments as well as other factors that affect our business.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could cause our reported net income to vary significantly from period to period, including but not limited to, the potential future effects of COVID-19.

Net Patient Revenues and Accounts Receivable

Net patient revenues are derived from services rendered to patients for skilled and intermediate nursing, rehabilitation therapy, assisted living and independent living, home health care services, hospice services, and behavioral health services. Net patient revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient services. These amounts are due from patients, governmental programs, and other third-party payors, and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors.  Contractual adjustments are based on contractual agreements and historical experience.  The Company considers the patient's ability and intent to pay the amount of consideration upon admission.  Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense was $3,886,000, $3,339,000, and $2,403,000 for years ended December 31, 2021, 2020, and 2019, respectively.  As of December 31, 2021, and 2020, the Company has recorded an allowance for doubtful accounts of $6,411,000 and $5,672,000, respectively, as our best estimate of probable losses inherent in the accounts receivable balance.

Other Revenues

As discussed in Note 5, other revenues include revenues from the provision of insurance services, management and accounting services to other long–term care providers, and rental income. Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income over the policy period. We charge for management services based on a percentage of net revenues. We charge for accounting services based on a monthly fee or a fixed fee per bed of the long–term care center under contract. We record other revenues as the performance obligations are satisfied based on the terms of our contractual arrangements.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $20,160,000, $19,934,000, and $27,008,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

In accordance with ASC Topic 360, Property, Plant, and Equipment, we evaluate the recoverability of the carrying values of our properties on a property-by-property basis. We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize impairment is based on estimated future undiscounted cash flows from a property over the remaining useful life compared to the carrying value of that property. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property. Management has evaluated long-lived assets and determined there were impairment charges of $4,497,000, $0, and $0 during the years ended December 31, 2021, 2020, and 2019, respectively. The impairment charges are recorded in the consolidated statements of operations under the line item “impairment of assets”.

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

Goodwill and Other Intangible Assets

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

The Company’s indefinite-lived intangible assets consist of trade names, certificates of need and licenses. The Company reviews indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable

Accrued Risk Reserves

We are principally self–insured for risks related to employee health insurance and utilize wholly owned limited purpose insurance companies for workers’ compensation and professional liability claims. Accrued risk reserves primarily represent the accrual for risks associated with employee health insurance, workers’ compensation and professional liability claims. The accrued risk reserves include a liability for unpaid reported claims and estimates for incurred but unreported claims. Our policy with respect to a significant portion of our workers’ compensation and professional and general liability claims is to use an actuary to assist management in estimating our exposure for claims obligation (for both asserted and unasserted claims). Our health insurance reserve is based on our known claims incurred and an estimate of incurred but unreported claims determined by our analysis of historical claims paid. We reassess our accrued risk reserves on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period first identified.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as other noncurrent liabilities in the Company's consolidated balance sheets. The balances of refundable entrance fees as of December 31, 2021 and December 31, 2020 were $7,011,000 and $7,462,000, respectively.

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non–refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. The obligation to provide future services is included in other noncurrent liabilities in the Company’s consolidated balance sheets. At December 31, 2021 and 2020, we have recorded a future service obligation in the amounts of $2,338,000 and $2,177,000, respectively.

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

Income Taxes

We utilize ASC Topic 740, Income Taxes, which requires an asset and liability approach for financial accounting and reporting for income taxes. Under this guidance, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 15 for further discussion of our accounting for income taxes.

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

Recently Adopted Accounting Guidance

On November 17, 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring businesses to disclose information about certain types of government assistance they receive in the notes to the financial statements. ASU No. 2021-10 requires business entities to provide these disclosures when they have (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. ASU No. 2021-10 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. The Company adopted the standard as of January 1, 2021 and has included the appropriate disclosures in our notes to the financial statements.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $63,360,000 and $47,505,000 of government stimulus income from the Provider Relief Funds for the years ended December 31, 2021 and 2020, respectively.  The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

As of December 31, 2021 and 2020, amounts not recognized as income are $9,443,000 and $16,068,000, respectively, and are reflected in the current liability section of our consolidated balance sheet (provider relief funds). We anticipate incurring additional COVID-19 related expenses or lost revenues in the future; therefore, at this time, we believe we will fully utilize the remaining $9,443,000 of provider relief funds before the reporting requirement deadline that is required by the U.S. HHS.

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received approximately $51,253,000 as part of this program. These funds are applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment begins, repayment will occur through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding nine months, repayment will occur through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. Recoupment of the accelerated payments began in the second quarter of 2021. As of December 31, 2021, $15,022,000 of the accelerated payments remain and is reflected within contract liabilities in the consolidated balance sheet.

The CARES Act and subsequent related legislation temporarily suspended Medicare sequestration beginning May 1, 2020 through March 31, 2022. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. Beginning April 1, 2022, the sequestration reductions will then be 1% from April 1, 2022 through June 30, 2022.  The full 2% reduction is scheduled to go back into effect July 1, 2022.  The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension, which the sequestration reduction for 2030 has been increased up to 3%.

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would be due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At December 31, 2021, we have deferred $10,545,000 of the Company’s share of the social security taxes included in the current liabilities section of the consolidated balance sheet.

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $20,482,000 and $26,179,000 in net patient revenues for these supplemental Medicaid payments for the years ended December 31, 2021 and 2020, respectively.

Note 3 – Acquisition of Caris HealthCare, L.P.

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

Prior to the June 11, 2021 acquisition date, the Company held a 75.1% non-controlling equity interest in Caris, which was accounted for as an equity method investment. The Company accounted for the acquisition of the remaining 24.9% equity interest of Caris as a step acquisition, which required remeasurement of the Company’s previous 75.1% ownership interest to fair value. Using acquisition accounting, the Company increased the value of its previously held equity method investment to its fair value of approximately $133.1 million, which resulted in a gain of $95.2 million. This gain is recorded in the consolidated statements of operations under the line item “gains on acquisitions of equity method investments”.

The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the fair market valuation analysis and determine the fair value of the previously held equity method investment.

The Company has performed a valuation analysis of the fair market value of Caris’ assets to be acquired and liabilities to be assumed. The following table summarizes the assets acquired and liabilities assumed as of the transaction’s closing date (in thousands):

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

The indefinite-lived intangible assets acquired include the trade name of Caris and the certificates of need and licenses. The goodwill is recorded in the homecare and hospice segment and is attributed to the workforce acquired and reputation of the business as part of the transaction. We expect approximately 35%-40% of the goodwill to be deductible for income tax purposes.

For the year ended December 31, 2021, Caris contributed net patient revenues of $39,746,000 and income before income taxes of $10,085,000 that are included in the Company’s consolidated statements of operations.

The following table contains unaudited pro forma consolidated statements of operations information for the years ended December 31, 2021, 2020, and 2019, assuming that the Caris acquisition closed on January 1, 2019 (in thousands).

	December 31,
	2021	2020	2019
Net patient revenues	$993,498	$994,559	$1,008,920
Other revenue	45,419	48,978	48,617
Government stimulus income	63,373	51,441	–
Net operating revenues and grant income	1,102,290	1,094,978	1,057,537

Total costs and expenses	1,044,583	1,030,074	994,764
Income from operations	57,707	64,904	62,773

Non-operating income	12,885	14,446	14,905
Gain on acquisition of equity method investments	–	1,707	1,975
Unrealized gains (losses) on marketable equity securities	(13,863)	(23,966)	12,230

Income before income taxes	56,729	57,091	91,883
Income tax provision	(11,443)	(11,647)	(21,045)
Net income	45,286	45,444	70,838
Net income (loss) attributable to noncontrolling interest	(497)	(119)	235
Net income attributable to NHC	$44,789	$45,325	$71,073

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

	Year Ended December 31,
	2021	2020	2019
Inpatient services	$868,687	$879,693	$893,201
Homecare and hospice services	96,855	52,102	54,671
Total net patient revenue	$965,542	$931,795	$947,872

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2021	2020	2019
Medicare	36%	33%	34%
Managed Care	11%	11%	12%
Medicaid	29%	31%	27%
Private Pay and Other	24%	25%	27%
Total	100%	100%	100%

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

Contract Liabilities

Included in the Company’s consolidated balance sheets are contract liabilities, which represent payments the Company receives in advance of services provided. As of December 31, 2021 and 2020, the Company has recorded $15,022,000 and $51,253,000, respectively, in contract liabilities related to receipts from the Medicare Accelerated and Advance Payment Program. These funds began being applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment begins, repayment occurs through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding six months, repayment will occur through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. Recoupment of the accelerated payments began in April 2021.

A summary of the contract liabilities are follows (in thousands):

Balance, January 1, 2020	$–
Payments received	51,253
Payments recognized	–
Balance, December 31, 2020	51,253
Payments received	–
Payments recognized	(36,231)
Balance, December 31, 2021	$15,022

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are in compliance with all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe currently that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $17,595,000 and $16,454,000 as of December 31, 2021 and 2020, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

Note 5 – Other Revenues

Revenues from rental income include health care real estate properties owned by us and leased to third party operators. Revenues from management and accounting services include fees provided to manage and provide accounting services to other healthcare operators. Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly owned insurance subsidiaries have written for certain healthcare operators to which we provide management or accounting services. Other revenues include miscellaneous health care related earnings.  Other revenues are outlined in the table below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Rental income	$22,717	$22,768	$22,641
Management and accounting service fees	17,139	17,147	18,533
Insurance services	5,019	5,447	6,209
Other	525	771	1,128
Gain on sale of skilled nursing facility	–	2,784	–
Total other revenues	$45,400	$48,917	$48,511

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 8 – Long Term Leases. Rental income reflected in the consolidated statements of operations consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease payments	$22,609	$22,019	$21,937
Variable lease payments	108	749	704
Total rental income	$22,717	$22,768	$22,641

The following table sets forth the undiscounted cash flows for future minimum lease payments receivable for leases in effect at December 31, 2021 (in thousands):

2022	$22,999
2023	22,738
2024	22,730
2025	22,730
2026	221
Thereafter	–
Total future minimum lease payments	$91,418

Management Fees from National

We have managed skilled nursing facilities for National since 1988, and we currently manage five facilities. See Note 19 regarding our relationship with National.

During 2021, 2020 and 2019, we recognized approximately $3,915,000, $4,729,000, and $6,627,000, respectively, of management fees and interest on management fees. Unrecognized and unpaid management fees and interest on management fees from National total $18,908,000 and $18,971,000 at December 31, 2021 and 2020, respectively.

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

Management Fees and Financial and Accounting Services for Other Healthcare Centers

During 2021, 2020 and 2019, we provided management services and financial and accounting services to certain healthcare facilities (in addition to the five National centers) operated by third party owners.  For the years ended December 31, 2021, 2020 and 2019, we recognized management fees and financial and accounting fees of $13,224,000, $12,418,000, and $11,906,000 from these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 were $2,974,000, $3,300,000, and $3,536,000, respectively. Associated losses and expenses are reflected in the consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 were $2,045,000, $2,147,000, and $2,673,000, respectively. Associated losses and expenses including those for self–insurance are included in the consolidated statements of operations as "Other operating costs and expenses".

Gain on sale of skilled nursing facility

In November 2020, the Company sold a skilled nursing facility located in Town & Country, Missouri. The total consideration paid to the Company was $6,750,000, which resulted in a gain of $2,784,000.

Note 6 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on marketable securities, and interest income (in thousands).

	Year Ended December 31,
	2021	2020	2019
Equity in earnings of unconsolidated investments	$5,111	$12,342	$9,744
Dividends and net realized gains on sale of securities	7,998	8,390	7,840
Interest income	4,665	5,795	7,188
Total non-operating income	$17,774	$26,527	$24,772

Caris HealthCare, L.P. (“Caris”)

On June 11, 2021, the Company acquired the remaining 24.9% equity interest in Caris. See Note 3 – “Acquisition of Caris Healthcare, L.P.” for further detail describing the acquisition. Prior to the June 11 acquisition date, Caris was our most significant equity method investment with a 75.1% non-controlling ownership interest. From the respective acquisition date, Caris’ financial information is now included in the Company’s consolidated financial statements and is longer be accounted for as an equity method investment.

Note 7 – Business Segments

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and our behavioral health hospital, and (2) homecare and hospice services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as chief operating decision make (“CODM”), to assess performance and allocate resources.

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$868,687	$96,855	$–	$965,542
Other revenues	386	–	45,014	45,400
Government stimulus income	63,360	–	–	63,360
Net operating revenues and grant income	932,433	96,855	45,014	1,074,302

Costs and Expenses:
Salaries, wages and benefits	525,756	54,683	49,233	629,672
Other operating	270,202	20,596	12,347	303,145
Facility rent	32,819	2,064	5,935	40,818
Depreciation and amortization	36,890	443	3,339	40,672
Interest	845	–	–	845
Impairment of assets	4,497	–	3,728	8,225
Total costs and expenses	871,009	77,786	74,582	1,023,377

Income (loss) before non-operating income	61,424	19,069	(29,568)	50,925
Non-operating income	–	–	17,774	17,774
Gain on acquisition of equity method investment	–	–	95,202	95,202
Unrealized losses on marketable equity securities	–	–	(13,863)	(13,863)

Income before income taxes	$61,424	$19,069	$69,545	$150,038

	Year Ended December 31, 2020
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$879,693	$52,102	$–	$931,795
Other revenues	3,403	–	45,514	48,917
Government stimulus income	47,505	–	–	47,505
Net operating revenues and grant income	930,601	52,102	45,514	1,028,217

Costs and Expenses:
Salaries, wages and benefits	538,775	33,104	37,427	609,306
Other operating	261,643	14,689	10,513	286,845
Facility rent	33,090	1,802	5,602	40,494
Depreciation and amortization	38,217	377	3,424	42,018
Interest	1,374	–	25	1,399
Total costs and expenses	873,099	49,972	56,991	980,062

Income (loss) before non-operating income	57,502	2,130	(11,477)	48,155
Non-operating income	–	–	26,527	26,527
Gain on acquisition of equity method investment	–	–	1,707	1,707
Unrealized losses on marketable equity securities	–	–	(23,966)	(23,966)

Income (loss) before income taxes	$57,502	$2,130	$(7,209)	$52,423

	Year Ended December 31, 2019
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$893,201	$54,671	$–	$947,872
Other revenues	910	–	47,601	48,511
Net operating revenues	894,111	54,671	47,601	996,383

Costs and Expenses:
Salaries, wages and benefits	526,430	33,037	33,364	592,831
Other operating	242,435	17,003	9,004	268,442
Facility rent	32,748	1,854	5,916	40,518
Depreciation and amortization	38,731	250	3,438	42,419
Interest	1,578	–	1,557	3,135
Total costs and expenses	841,922	52,144	53,279	947,345

Income (loss) before non-operating income	52,189	2,527	(5,678)	49,038
Non-operating income	–	–	24,772	24,772
Gain on acquisition of equity method investment	–	–	1,975	1,975
Unrealized gains on marketable equity securities	–	–	12,230	12,230

Income before income taxes	$52,189	$2,527	$33,299	$88,015

Note 8 – Long–Term Leases

As of December 31, 2021, we leased from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator.

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

Base rent expense under both NHI lease agreements totals $34,200,000 annually. Percentage rent under the leases is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent expense under both leases for 2021, 2020, and 2019 was $3,721,000, $3,617,000 and $3,587,000, respectively.

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

Fixed assets recorded under the finance leases, which are included in property and equipment in the consolidated balance sheets, are as follows (in thousands):

	December 31,
	2021	2020
Buildings and personal property	$39,014	$39,032
Accumulated amortization	(30,604)	(26,739)
	$8,410	$12,293

Lease Classification

The Company recorded the following on the consolidated balance sheets (in thousands):

		December 31,
Right-of-Use Assets	Balance Sheet Classification	2021	2020
Finance lease assets	Net property and equipment	$8,410	$12,293
Operating lease right-of use assets	Operating lease right-of-use assets	156,116	179,055
Total		$164,526	$191,348

		December 31,
Lease Liabilities	Balance Sheet Classification	2021	2020
Current:
Finance lease liabilities	Finance lease obligations, current portion	$4,695	$4,423
Operating lease liabilities	Operating lease liabilities, current portion	27,574	25,451
Noncurrent:
Finance lease liabilities	Finance lease obligations, less current portion	5,845	10,540
Operating lease liabilities	Operating lease liabilities, less current portion	128,542	153,604
Total		$166,656	$194,018

Weighted-average remaining lease terms and discount rates were as follows:

	December 31,
	2021	2020
Weighted-average remaining lease terms (in years)
Finance	2.2	3.2
Operating	5.2	6.2

Weighted-average discount rate
Finance	6.0%	6.0%
Operating	6.0%	6.0%

Lease Costs

Lease costs recorded in the consolidated statement of operations are as follows (in thousands):

	December 31,
	2021	2020	2019
Finance lease costs:
Depreciation of leased assets	$3,905	$3,906	$3,889
Interest of lease liabilities	807	1,064	1,306
Total finance lease costs	4,712	4,970	5,195

Operating lease costs:
Operating lease costs	36,079	35,656	35,881
Variable lease costs	3,721	3,617	3,587
Short-term lease costs	1,018	1,221	1,050
Total operating lease costs	40,818	40,494	40,518

Total lease costs	$45,530	$45,464	$45,713

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of December 31, 2021 (in thousands):

	Finance Leases	Operating Leases
2022	$5,200	$35,974
2023	5,200	35,365
2024	867	34,883
2025	–	34,600
2026	–	34,381
Thereafter	–	5,750
Total minimum lease payments	$11,267	$180,953
Less: amounts representing interest	(727)	(24,837)
Present value of future minimum lease payments	10,540	156,116
Less: current portion	(4,695)	(27,574)
Noncurrent lease liabilities	$5,845	$128,542

Other

Supplemental cash flow data were as follows (in thousands):

	December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$36,079	$35,656	$35,881
Operating cash flows for finance leases	807	1,064	1,306
Financing cash flows for finance leases	4,423	4,166	3,923

Note 9 – Earning Per Share

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Basic:
Weighted average common shares outstanding	15,347,129	15,306,174	15,270,154
Net income attributable to common stockholders of National Healthcare Corporation	$138,590	$41,871	$68,211

Earnings per common share, basic	$9.03	$2.74	$4.47

Diluted:
Weighted average common shares outstanding	15,347,129	15,306,174	15,270,154
Dilutive effect of stock options	69,587	63,349	89,892
Assumed average common shares outstanding	15,416,716	15,369,523	15,360,046

Net income attributable to common stockholders of National Healthcare Corporation	$138,590	$41,871	$68,211

Earnings per common share, diluted	$8.99	$2.72	$4.44

Note 10 – Investments in Marketable Securities

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

Marketable securities consist of the following (in thousands):

	December 31, 2021		December 31, 2020
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$113,108	$30,176	$128,590
Corporate debt securities	19,038	18,843	25,812	25,778
Asset-backed securities	1,481	1,469	2,485	2,480
U.S. Treasury securities	15,082	14,998	19,519	19,504
Restricted investments available for sale:
Marketable equity securities	25,442	26,958	4,783	4,680
Corporate debt securities	60,816	62,936	61,709	66,247
Asset–backed securities	32,918	33,301	40,655	41,769
U.S. Treasury securities	33,052	32,630	20,760	21,159
State and municipal securities	7,700	7,923	12,497	12,898
	$225,705	312,166	$218,396	$323,105

Included in the marketable equity securities available for sale are the following (in thousands, except share amounts):

	December 31, 2021			December 31, 2020
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$93,713	1,630,642	$24,734	$112,792

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	December 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$32,718	$32,843	$49,694	$49,863
1 to 5 years	95,293	96,937	99,143	103,002
6 to 10 years	41,580	41,835	34,326	36,685
Over 10 years	496	485	274	285
	$170,087	$172,100	$183,437	$189,835

Gross unrealized gains related to marketable equity securities are $85,394,000 and $98,445,000 as of December 31, 2021 and 2020, respectively. Gross unrealized losses related to marketable equity securities are $946,000 and $134,000 as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020, and 2019 the Company recognized net unrealized losses of $13,863,000, $23,966,000, and a net unrealized gain of $12,230,000, respectively, in the consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $3,189,000 and $6,759,000 as of December 31, 2021 and 2020, respectively. Gross unrealized losses related to available for sale marketable debt securities are $1,176,000 and $361,000 as of December 31, 2021 and 2020, respectively.

The Company has not recognized any credit related impairments for the years ended December 31, 2021 and 2020.

For the marketable debt securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the years ended December 31, 2021, 2020, and 2019 were $101,920,000, $40,994,000, and $44,500,000, respectively. Net investment gains of $1,042,000, $195,000, and $127,000 were realized on these sales during the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Company's non-financial assets, which includes goodwill, intangible assets, property and equipment and right-of-use assets, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, the Company assesses its long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2021 or 2020.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. At December 31, 2021 and 2020, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2021 and December 31, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2021	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$107,607	$107,607	$–	$–
Restricted cash and cash equivalents	12,136	12,136	–	–
Marketable equity securities	140,066	140,066	–	–
Corporate debt securities	81,779	50,005	31,774	–
Asset–backed securities	34,770	–	34,770	–
U.S. Treasury securities	47,628	47,628	–	–
State and municipal securities	7,923	–	7,923	–
Total financial assets	$431,909	$357,442	$74,467	$–

	Fair Value Measurements Using
December 31, 2020	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$147,093	$147,093	$–	$–
Restricted cash and cash equivalents	11,409	11,409	–	–
Marketable equity securities	133,270	133,270	–	–
Corporate debt securities	92,025	56,772	35,253	–
Asset–backed securities	44,249	–	44,249	–
U.S. Treasury securities	40,663	40,663	–	–
State and municipal securities	12,898	–	12,898	–
Total financial assets	$481,607	$389,207	$92,400	$–

Note 12 – Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2021	2020
Land	$66,267	$64,385
Leasehold improvements	122,391	125,889
Buildings and improvements	654,656	641,367
Furniture and equipment	185,320	180,463
Construction in progress	35,703	18,322
Property and equipment, at cost	1,064,337	1,030,426
Less: Accumulated depreciation	(543,341)	(510,108)
Net property and equipment	$520,996	$520,318

The Company estimates the cost to complete construction in progress is approximately $5,360,000 at December 31, 2021.

The Company evaluated its long-lived assets and recorded an impairment charge of $4,497,000, $0, and $0 for the years ended 2021, 2020, and 2019. The impairment charges are recorded in the consolidated statements of operations under the line item “impairment of assets”.

Note 13 – Goodwill and Other Intangible Assets

As of December 31, 2021, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. The Company performs its goodwill impairment analysis for each reporting unit that constitutes a component for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component, in accordance with the provisions of ASC Topic 350, Intangibles - Goodwill and Other. No goodwill or intangible asset impairments were recorded during the years ended December, 31 2021, 2020, and 2019.

See Note 3 – Acquisition of Caris HealthCare, L.P. for further detail describing the goodwill addition in 2021. The following table represents activity in goodwill by segment as of and for the year ended December 31, 2021 (in thousands):

	Year Ended December 31, 2020
	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2019	$3,395	$17,600	$–	$20,995
Additions	–	–	–	–
December 31, 2019	3,395	17,600	–	20,995
Additions	346	–	–	346
December 31, 2020	3,741	17,600	–	21,341
Additions	–	146,954	–	146,954
December 31, 2021	$3,741	$164,554	$–	$168,295

As part of the Caris acquisition, we also recorded indefinite-lived intangible assets that consisted of the trade name ($4,340,000) and certificates of need and licenses ($2,698,000).

Note 14 – Notes Receivable

At December 31, 2021 and 2020, we have notes receivable from healthcare facilities totaling $453,000 and $13,021,000, respectively, reflected in the accompanying consolidated balance sheets. The note is a working capital loan with an 8% fixed interest rate and periodic payments required prior to maturity. The note matures in 2025.

The Company evaluated its notes receivable and recorded a credit loss provision of $3,728,000, $0, and $0 for the years ended 2021, 2020, and 2019. The credit loss provision is recorded in the consolidated statements of operations under the line item “impairment of assets”.

Note 15 – Income Taxes

The provision for income taxes is comprised of the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax provision
Federal	$15,072	$19,054	$13,356
State	1,164	2,337	1,101
Total current tax provision	16,236	21,391	14,457
Deferred tax provision
Federal	(3,866)	(8,349)	4,048
State	(1,419)	(2,609)	1,534
Total deferred tax provision	(5,285)	(10,958)	5,582
Income tax provision	$10,951	$10,433	$20,039

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accrued risk reserves	$1,803	$1,764
Accrued expenses	9,663	11,803
Financial reporting depreciation in excess of tax depreciation	5,610	4,125
Stock based compensation	527	1,063
Deferred revenue	8,019	4,215
Operating lease liabilities	39,629	45,486
Other	1,991	698
Total gross deferred tax assets	67,242	69,154
Less: valuation allowance	–	–
Deferred tax assets less valuation allowance	$67,242	$69,154

Deferred tax liabilities:
Unrealized gains on marketable securities	$(22,401)	$(27,040)
Deferred gain on sale of assets, net	(2,040)	(2,042)
Book basis in excess of tax basis of intangible assets	(2,708)	(2,360)
Book basis in excess of tax basis of securities	(2,822)	(2,514)
Long–term investments	(4,494)	(3,791)
Operating lease assets	(39,629)	(45,486)
Total deferred tax liabilities	$(74,094)	$(83,233)

Net deferred tax liability	$(6,852)	$(14,079)

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax provision at federal statutory rate	$31,508	$11,009	$18,483

Increase (decrease) in income taxes resulting from:
State, net of federal benefit	1,113	1,631	3,850
Nontaxable revaluation gain	(19,758)	–	–
Return to provision	–	(382)	(793)
Unrecognized tax benefits	(158)	166	512
Expiration of statute of limitations	(1,901)	(2,366)	(2,064)
Other net	147	375	51
Total increases (decreases)	(20,557)	(576)	1,556
Effective income tax expense	$10,951	$10,433	$20,039

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2019	$5,563	$11,933	$3,271	$15,204
Additions based on tax positions related to the current year	1,418	1,418	–	1,418
Additions for tax positions of prior years	907	1,002	973	1,975
Reductions for statute of limitation expirations	(475)	(1,604)	(935)	(2,539)
Balance, December 31, 2019	7,413	12,749	3,309	16,058
Additions based on tax positions related to the current year	1,229	1,229	–	1,229
Additions (reductions) for tax positions of prior years	(2,432)	(2,273)	403	(1,870)
Reductions for statute of limitation expirations	(544)	(1,812)	(1,098)	(2,910)
Balance, December 31, 2020	5,666	9,893	2,614	12,507
Additions based on tax positions related to the current year	665	665	–	665
Additions (reductions) for tax positions of prior years	(441)	(187)	543	356
Reductions for statute of limitation expirations	(435)	(1,469)	(867)	(2,336)
Balance, December 31, 2021	$5,455	$8,902	$2,290	$11,192

During the year ended December 31, 2021, we have recognized a $1,469,000 decrease in unrecognized tax benefits and an accompanying $867,000 decrease of related interest and penalties due to the effect of statute of limitations lapse. The favorable impact on our tax provision was $1,901,000. During the years ended December 31, 2020 and 2019, the favorable impact on our tax provision due to the effect of statute of limitations lapsing was $2,366,000 and $2,064,000, respectively.

Unrecognized tax benefits of $3,940,000, net of federal benefit at December 31, 2021, attributable to permanent differences, would favorably impact our effective tax rate if recognized. We do not expect significant increases or decreases in unrecognized tax benefits for the 2022 year, except for the effect of decreases related to the lapse of statute of limitations estimated at $1,213,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense. Interest and penalties expense (benefit) was $(324,000), $(695,000), and $38,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2018 (with few state exceptions).

Note 16 – Stock Repurchases

During 2021, the Company purchased 8,437 shares of its common stock for a total cost of $836,000. During 2020, the Company purchased 797 shares of its common stock for a total cost of $53,000. During 2019, the Company purchased 10,396 shares of its common stock for a total cost of $872,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 17 – Stock–Based Compensation

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

In May 2020, our stockholders approved the 2020 Omnibus Equity Incentive Plan (the “2020 Equity Incentive Plan”) pursuant to which 2,500,000 shares of our common stock were available to grant for restricted stock, stock appreciation rights, stock options, and employee stock purchase plans. At December 31, 2021, 2,381,814 shares were available for future grants under the 2020 Equity Incentive Plan.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions. The plan allows employees to terminate participation at any time.

Compensation expense is recognized only for the awards that ultimately vest. The Company accounts for forfeitures when they occur. Stock–based compensation totaled $2,620,000, $2,453,000, and $1,878,000, for the years ended December 31, 2021, 2020, and 2019, respectively. Stock–based compensation is included in salaries, wages and benefits in the consolidated statements of operations. Tax deductions for the options exercised totaled $2,844,000, $677,000, and $3,918,000 for the years ended December 31, 2021, 2020, and 2019, respectively. The total intrinsic value of shares exercised was $2,844,000, $677,000, and $3,960,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, the Company had $1,041,000 of unrecognized compensation cost related to unvested stock-based compensation awards. This unrecognized compensation cost will be amortized over an approximate one-year period.

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

	Year Ended December 31,
	2021	2020	2019
Risk–free interest rate	0.21%	0.87%	2.30%
Expected volatility	34.9%	20.1%	17.4%
Expected life, in years	2.2	2.2	2.3
Expected dividend yield	3.00%	2.91%	2.73%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	1,163,381	$71.16	−
Options granted	77,316	77.89	−
Options exercised	(346,168)	71.57	−
Options cancelled	(85,000)	72.94	−
Options outstanding at December 31, 2019	809,529	71.24	−
Options granted	104,057	73.98	−
Options exercised	(43,630)	63.37	−
Options cancelled	(3,000)	72.94	−
Options outstanding at December 31, 2020	866,956	72.11	−
Options granted	55,706	70.80	−
Options exercised	(541,736)	71.39	−
Options cancelled	(6,000)	72.94	−
Options outstanding at December 30, 2021	374,926	72.95	377,899

Options exercisable at December 31, 2021	172,686	$69.60	$377,899

Options Outstanding December 31, 2021	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
82,980	61.90	–	64.64	$63.39	2.4
291,946	71.64	–	84.30	75.66	1.2
374,926				$72.95	1.4

Note 18 – Contingencies and Guarantees

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned or leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims total $98,048,000 and $99,537,000 at December 31, 2021 and 2020, respectively. The liability is included in accrued risk reserves in the consolidated balance sheets. The amounts are subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Qui Tam Litigation

United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.)  This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiff filed an amended Complaint against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities that Dr. Malhotra is alleged to own or in which he has a financial interest.  The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The Complaint alleges that nurse practitioners affiliated with Dr. Malhotra provided free services to the facilities in exchange for referrals to entities owned by or in which Dr. Malhotra had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denies the allegations and is vigorously defending the claim. A motion to dismiss was filed on November 4, 2021.  On January 28, 2022, the district court stayed this matter and administratively terminated the motion to dismiss pending the U.S. Supreme Court's review of a petition for certiorari filed in an unrelated matter, but involving one of the legal arguments raised in the motion to dismiss.  We expect that motion to dismiss will be renewed once the stay is lifted.  There is no expected timeline for the lifting of the stay.

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

Debt Guarantees

At December 31, 2021, no agreement to guarantee the debt of other parties exists.

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

Management Contracts

We currently manage five skilled nursing facilities for National under a management contract. The management contract has been extended until January 1, 2028. See Note 5 for additional information regarding management services fees recognized from National.

Financing Activities

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At December 31, 2021, National did not have an outstanding balance on the line of credit.

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

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation in the ESOP. National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. The administrative fee paid to National for the years ended December 31, 2021, 2020, and 2019 was $5,112,000, $5,026,000, and $5,131,000, respectively. At December 31, 2021 and 2020, the Company has recorded $2,684,000 and $3,140,000, respectively, in accounts payable in the consolidated balance sheets as a result of the timing differences between interim payments for payroll and employee benefits services costs.

National’s Ownership of Our Stock

At December 31, 2021, National owns 1,084,763 shares, or approximately 7.0% of our outstanding common stock.

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

Note 20 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At December 31, 2021, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

In December 2010, we signed an operating agreement to lease Springfield Rehabilitation and Health Care Center, a 120–bed skilled nursing facility located in Springfield, Missouri. The terms of the lease include a ten-year lease and include five additional, five-year lease options as well as a purchase option. The operating lease agreement was established on the same date third party owners purchased the real estate of the 120–bed skilled nursing facility. The third-party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note. The risks and rewards associated with the operations of the facility and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC. A mortgage note receivable from the third-party owners of $11,047,000 at December 31, 2021 and 2020 is eliminated in our consolidated financial statements. Land and buildings and improvements of $11,047,000 at December 31, 2021 and 2020 have been recorded in our consolidated financial statements, as well as the operations of the facility because we are the primary beneficiary in the relationship.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2021, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10–K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10–K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). We have concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

☒

The Company acquired Caris Healthcare, L.P. ("Caris") on June 11, 2021.  We have excluded Caris from our assessment of and conclusion on the effectiveness of our internal control over financial reporting.  Caris constituted 3% of both assets and net assets as of December 31, 2021, and 4% and 7% of net operating revenues and grant income and net income, respectively, for the year then ended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of National HealthCare Corporation

Opinion on Internal Control Over Financial Reporting

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National HealthCare Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Conrol Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal control of Caris Healthcare, L.P., which is included in the 2021 consolidated financial statements of National Healthcare Corporation and constituted 3% of both total and net assets as of December 31, 2021 and 4% and 7% of net operating revenues and grant income and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of National Healthcare Corporation also did not include an evaluation of the internal control over financial reporting of Caris Healthcare, L.P.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 18, 2022

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2022 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in our definitive 2022 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from our definitive 2022 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2022 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our definitive 2022 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference (which will be filed within 120 days of the end of the fiscal year to which this report relates).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)	(1)	Financial Statements:

The following financial statements are included in Item 8 of this Annual Report on Form 10-K and are filed as part of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID:42)

Consolidated Statements of Operations – Years ended December 31, 2021, 2020, and 2019

Consolidated Statements of Comprehensive Income – Years ended December 31, 2021, 2020, and 2019

Consolidated Balance Sheets – At December 31, 2021 and 2020

Consolidated Statements of Cash Flows – Years ended December 31, 2021, 2020, and 2019

Consolidated Statements of Equity – Years ended December 31, 2021, 2020, and 2019

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance– Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts		Deductions	Balance– End of Period
For the year ended December 31, 2019 Accrued risk reserves	$96,024	$79,959	$	−	$79,972	$96,011

For the year ended December 31, 2020 Accrued risk reserves	$96,011	$86,918	$	−	$83,392	$99,537

For the year ended December 31, 2021 Accrued risk reserves	$99,537	$82,219	$	−	$83,708	$98,048

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S–4 (File No. 333–37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.5 attached to Form 10-Q filed on August 3, 2017

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8–K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8–A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10–Q filed on May 8, 2013.

4.1	Form of Common Stock	Incorporated by reference to Exhibit 4.1 attached to Form 10-Q filed on August 3, 2017

4.2	Description of each class of securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.2 attached to Form 10-K filed on February 21, 2020

10.1	Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.2	Form of Service Agreement by and between National Health Corporation and National HealthCare Corporation	Incorporated by reference to Exhibit 10.5.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.3	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10–K filed March 16, 2006

10.4	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10–K filed March 16, 2006

10.5	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10–K filed March 16, 2006

10.6	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10–K filed March 16, 2006

10.7	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10–K filed March 16, 2006

*10.8	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

*10.9	First Amendment dated February 14, 2011 to the National HealthCare Corporation 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.16 from 2015 Form 10-K filed February 19, 2016.

*10.10	Amendment dated March 10, 2015 to National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2015 Proxy Statement filed April 1, 2015.

*10.11	2017 NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Appendix B to 2017 Proxy Statement filed April 4, 2017.

* 10.12	National HealthCare Corporation’s 2020 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2020 Proxy Statement filed April 6, 2020

10.13	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.14	Agreement to Lease between NHI–REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co–Tenants	Incorporated by reference to Exhibit 10.4 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.15	Amended and Restated Amendment No. 6 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.16	Amendment No. 7 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

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

Incorporated by reference to Exhibit 10.27 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.19	Purchase and Sale Agreement and Extension of Master Lease dated December 26, 2012 between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.29 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.20	Amendment No. 8 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.20 to National HealthCare Corporations annual report on Form 10-K Filed on February 19, 2021

10.21	Purchase and Sale Agreement dated June 11, 2021 between NHC/OP, L.P., a wholly owned subsidiary of NHC, and Norman C. McRae and McRae Investment Company, LLC	Filed Herewith

14	Code of Ethics of National HealthCare Corporation	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133–1398 Telephone (615) 890–2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

31.1	Rule 13a–14(a)/15d–14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION

Date: February 18, 2022	BY: /s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2022	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 18, 2022	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Financial Officer)
(Principal Accounting Officer)

Date: February 18, 2022	/s/ Robert G. Adams
Robert G. Adams
Chairman of the Board

Date: February 18, 2022	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 18, 2022	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 18, 2022	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: February 18, 2022	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 18, 2022
Richard F. LaRoche, Jr.
Director