Form 10-Q
period 2022-03-31
NATIONAL HEALTHCARE CORP
filed 2022-05-05
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

15,471,431 shares of common stock of the registrant were outstanding as of May 1, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2022	2021

Revenues:
Net patient revenues	$256,337	$216,855
Other revenues	12,026	11,369
Government stimulus income	10,620	22,749
Net operating revenues and grant income	278,983	250,973

Cost and expenses:
Salaries, wages, and benefits	170,694	149,159
Other operating	74,085	66,124
Facility rent	10,065	10,063
Depreciation and amortization	9,757	10,161
Interest	165	244
Total costs and expenses	264,766	235,751

Income from operations	14,217	15,222

Other income:
Non–operating income	3,199	6,260
Unrealized gains on marketable equity securities	3,126	7,059

Income before income taxes	20,542	28,541
Income tax provision	(5,193)	(7,233)
Net income	15,349	21,308
Net income attributable to noncontrolling interest	(31)	(41)

Net income attributable to National HealthCare Corporation	$15,318	$21,267

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$0.99	$1.39
Diluted	$0.99	$1.38

Weighted average common shares outstanding:
Basic	15,416,836	15,327,520
Diluted	15,463,855	15,390,076

Dividends declared per common share	$0.55	$0.52

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income/(Loss)

(unaudited – in thousands)

	Three Months Ended March 31
	2022	2021

Net income	$15,349	$21,308

Other comprehensive loss:
Unrealized losses on investments in marketable debt securities	(6,327)	(2,440)
Reclassification adjustment for realized gains on sales of marketable debt securities	(107)	-
Income tax benefit related to items of other comprehensive income	1,374	518
Other comprehensive loss, net of tax	(5,060)	(1,922)

Net income attributable to noncontrolling interest	(31)	(41)

Comprehensive income attributable to National HealthCare Corporation	$10,258	$19,345

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2022	December 31, 2021
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$56,993	$107,607
Restricted cash and cash equivalents, current portion	17,187	10,407
Marketable equity securities	118,048	113,108
Marketable debt securities	30,987	35,310
Restricted marketable equity securities	25,249	26,958
Restricted marketable debt securities, current portion	13,703	20,727
Accounts receivable	101,748	96,124
Inventories	8,586	8,582
Prepaid expenses and other assets	11,519	7,815
Total current assets	384,020	426,638

Property and Equipment:
Property and equipment, at cost	1,073,293	1,064,337
Accumulated depreciation and amortization	(553,092)	(543,341)
Net property and equipment	520,201	520,996

Other Assets:
Restricted cash and cash equivalents, less current portion	1,736	1,729
Restricted marketable debt securities, less current portion	118,098	116,063
Deposits and other assets	4,956	4,499
Operating lease right-of-use assets	150,191	156,116
Goodwill	168,295	168,295
Intangible assets	7,038	7,038
Investments in unconsolidated companies	2,476	2,022
Total other assets	452,790	455,762
Total assets	$1,357,011	$1,403,396

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$25,842	$22,488
Finance lease obligations, current portion	4,766	4,695
Operating lease liabilities, current portion	28,005	27,574
Accrued payroll	73,877	106,698
Amounts due to third party payors	17,319	17,595
Accrued risk reserves, current portion	30,890	31,134
Other current liabilities	21,760	20,059
Provider relief funds	516	9,443
Contract liabilities	5,003	15,022
Dividends payable	8,509	8,493
Total current liabilities	216,487	263,201

Finance lease obligations, less current portion	4,627	5,845
Operating lease liabilities, less current portion	122,186	128,542
Accrued risk reserves, less current portion	70,523	66,914
Refundable entrance fees	6,097	7,011
Deferred income taxes	8,078	6,852
Other noncurrent liabilities	17,957	16,571
Total liabilities	445,955	494,936

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,471,331 and 15,452,033 shares, respectively, issued and outstanding	154	154
Capital in excess of par value	232,733	232,167
Retained earnings	675,887	669,078
Accumulated other comprehensive income (loss)	(3,455)	1,605
Total National HealthCare Corporation stockholders’ equity	905,319	903,004
Noncontrolling interest	5,737	5,456
Total equity	911,056	908,460
Total liabilities and equity	$1,357,011	$1,403,396

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31
	2022	2021
Cash Flows From Operating Activities:
Net income	$15,349	$21,308
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	9,757	10,161
Equity in earnings of unconsolidated investments	(454)	(2,911)
Distributions from unconsolidated investments	-	5,897
Unrealized gains on marketable equity securities	(3,126)	(7,059)
Gains on sale of marketable securities	(45)	-
Deferred income taxes	2,600	1,596
Stock–based compensation	712	496
Changes in operating assets and liabilities:
Accounts receivable	(5,624)	(4,622)
Inventories	(4)	664
Prepaid expenses and other assets	(4,385)	(601)
Trade accounts payable	3,354	(4,999)
Accrued payroll	(32,821)	(21,777)
Amounts due to third party payors	(276)	(880)
Accrued risk reserves	3,365	1,945
Provider relief funds	(8,927)	7,442
Contract liabilities	(10,019)	-
Other current liabilities	1,701	4,331
Other noncurrent liabilities	1,386	1,598
Net cash (used in)/provided by operating activities	(27,457)	12,589
Cash Flows From Investing Activities:
Purchases of property and equipment	(8,962)	(4,327)
Collections of notes receivable	224	255
Purchases of marketable securities	(14,128)	(7,866)
Proceeds from sale of marketable securities	16,946	6,086
Net cash used in investing activities	(5,920)	(5,852)
Cash Flows From Financing Activities:
Principal payments under finance lease obligations	(1,147)	(1,081)
Dividends paid to common stockholders	(8,493)	(7,988)
Noncontrolling interest contributions	250	-
Issuance of common shares	-	327
Repurchase of common shares	(146)	(278)
Entrance fee refunds	(914)	(128)
Net cash used in financing activities	(10,450)	(9,148)
Net Decrease in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(43,827)	(2,411)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	119,743	158,502
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$75,916	$156,091

Balance Sheet Classifications:
Cash and cash equivalents	$56,993	$134,107
Restricted cash and cash equivalents	18,923	21,984
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$75,916	$156,091

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2021	15,369,745	$153	$226,943	$563,024	$5,057	$3,083	$798,260
Net income	–	–	–	21,267	–	41	21,308
Other comprehensive loss	–	–	–	–	(1,922)	–	(1,922)
Stock–based compensation	–	–	496	–	–	–	496
Shares sold – options exercised	24,331	1	326	–	–	–	327
Repurchase of common shares	(3,936)	–	(278)	–	–	–	(278)
Dividends declared to common stockholders ($0.52 per share)	-	–	-	(8,003)	–	–	(8,003)
Balance at March 31, 2021	15,390,140	$154	$227,487	$576,288	$3,135	$3,124	810,188

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2022	15,452,033	$154	$232,167	$669,078	$1,605	$5,456	$908,460
Net income	–	–	–	15,318	–	31	15,349
Equity contributed by noncontrolling interest	–	–	–	–	–	250	250
Other comprehensive loss	–	–	–	–	(5,060)	–	(5,060)
Stock–based compensation	–	–	712	–	–	–	712
Shares sold – options exercised	21,463	–	–	–	–	–	–
Repurchase of common shares	(2,165)	–	(146)	–	–	–	(146)
Dividends declared to common stockholders ($0.55 per share)	–	–	–	(8,509)	–	–	(8,509)
Balance at March 31, 2022	15,471,331	$154	$232,733	$675,887	$(3,455)	$5,737	911,056

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2022

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of March 31, 2022, we operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,456 licensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital, 35 homecare agencies, and 29 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles (“GAAP”), with limited need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited December 31, 2021 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by U.S. GAAP. Our audited December 31, 2021 consolidated financial statements are available at our web site: www.nhccare.com.

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

We assume that users of these interim financial statements have read or have access to the audited December 31, 2021 consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third party payors. Contractual adjustments are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $2,536,000 and $919,000 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, and December 31, 2021, the Company has recorded allowance for doubtful accounts of $6,726,000 and $6,411,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $5,787,000 and $5,369,000 for the three months ended March 31, 2022 and 2021, respectively.

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

The Company records right-of-use assets and liabilities for non-cancelable real estate operating leases with original or remaining lease terms in excess of one year. Leases with a lease term of 12 months or less at inception are not recorded and are expensed on a straight-line basis over the lease term. We recognize lease components and non-lease components together and not as separate parts of a lease for real estate leases.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarily determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as noncurrent liabilities section of our consolidated balance sheets. As of March 31, 2022, and December 31, 2021, we have recorded refundable entrance fees in the amount of $6,097,000 and $7,011,000, respectively.

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of March 31, 2022, and December 31, 2021, we have recorded a future service obligation liability in the amount of $2,338,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

The Company's maximum exposure to losses in its investments in unconsolidated VIEs cannot be quantified and may or may not be limited to its investment in the unconsolidated VIE. The investments in unconsolidated VIEs are classified as “investments in unconsolidated companies” in the interim condensed consolidated balance sheets.

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Note 3 – Coronavirus Pandemic

In early March 2020, COVID-19, a disease caused by the novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. The U.S. government enacted several laws beginning in March 2020 designed to help the nation respond to the COVID-19 pandemic. The laws impacted healthcare providers in a variety of ways, but the largest legislation from a monetary relief perspective is the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Through the CARES Act, as well as the Paycheck Protection Program and Health Care Enhancement Act ("PPPCHE"), the federal government allocated $178 billion to the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund. The Provider Relief Fund is administered through grants and other mechanisms to skilled nursing providers, home health providers, hospitals, and other Medicare and Medicaid enrolled providers to cover unreimbursed health care related expenses or lost revenue attributable to the public health emergency resulting from COVID-19.

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $10,620,000 and $22,749,000 of government stimulus income from the Provider Relief Funds for the three months ended March 31, 2022 and 2021, respectively. The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. We received approximately $51,253,000 as part of this program. These funds are applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment began, repayment occurs through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding nine months, repayment will occur through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. Recoupment of the accelerated payments began in the second quarter of 2021. As of March 31, 2022 and December 31, 2021, $5,003,000 and $15,022,000, respectively, of the accelerated payments remain and are reflected within contract liabilities in the interim condensed consolidated balance sheet.

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

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would have been due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At March 31, 2022 and December 31, 2021, we have deferred $10,545,000 of the Company’s share of the social security taxes included in the current liabilities section of the consolidated balance sheet.

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $5,538,000 and $3,955,000 in net patient revenues for these supplemental Medicaid payments for the three months ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31
	2022	2021
Net patient revenues:
Inpatient services	$224,842	$203,242
Homecare and hospice	31,495	13,613
Total net patient revenue	$256,337	$216,855

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended March 31
Source	2021	2020
Medicare	37%	35%
Managed Care	10%	12%
Medicaid	28%	29%
Private Pay and Other	25%	24%
Total	100%	100%

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

Contract Liabilities

Included in the Company’s interim condensed consolidated balance sheets are contract liabilities, which represent payments the Company receives in advance of services provided. As of March 31, 2022 and December 31, 2021, the Company has recorded $5,003,000 and $15,022,000, respectively, in contract liabilities related to receipts from the Medicare Accelerated and Advance Payment Program.  Recoupment of the accelerated payments began in the second quarter of 2021.

A summary of the contract liabilities are follows (in thousands):

Balance at December 31, 2021	$15,022
Payments received	-
Payments recouped	(10,019)
Balance at March 31, 2022	$5,003

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $17,319,000 and $17,595,000 as of March 31, 2022 and December 31, 2021, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended March 31
	2022	2021
Rental income	$5,982	$5,647
Management and accounting services fees	4,304	4,324
Insurance services	1,247	1,264
Other	493	134
Total other revenues	$12,026	$11,369

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 8 – Long Term Leases.

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). For the three months ended March 31, 2022 and 2021, we recognized management fees and interest on management fees of $981,000 and $896,000, respectively, for these centers.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 were $728,000 and $753,000, respectively. Associated losses and expenses are reflected in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 were $519,000 and $511,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 6 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income (in thousands).

	Three Months Ended March 31
	2022	2021
Equity in earnings of unconsolidated investments	$454	$2,911
Dividends and net realized gains on sales of securities	1,753	1,962
Interest income	992	1,387
Total non-operating income	$3,199	$6,260

Caris HealthCare, L.P.

On June 11, 2021, the Company acquired the remaining 24.9% equity interest in Caris HealthCare, L.P. (“Caris”). Prior to the June 11, 2021 acquisition date, Caris was our most significant equity method investment with a 75.1% non-controlling ownership interest. From the respective acquisition date, Caris’ financial information is now included in the Company’s consolidated financial statements and will no longer be accounted for as an equity method investment.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$224,842	$31,495	$-	$256,337
Other revenues	114	-	11,912	12,026
Government stimulus income	10,620	-	-	10,620
Net operating revenues and grant income	235,576	31,495	11,912	278,983

Costs and expenses:
Salaries, wages, and benefits	142,185	19,401	9,108	170,694
Other operating	64,383	7,095	2,607	74,085
Rent	8,347	592	1,126	10,065
Depreciation and amortization	8,838	113	806	9,757
Interest	165	-	-	165
Total costs and expenses	223,918	27,201	13,647	264,766

Income (loss) from operations	11,658	4,294	(1,735)	14,217
Non-operating income	-	-	3,199	3,199
Unrealized gains on marketable equity securities	-	-	3,126	3,126

Income before income taxes	$11,658	$4,294	$4,590	$20,542

	Three Months Ended March 31, 2021
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$203,242	$13,613	$-	$216,855
Other revenues	98	-	11,271	11,369
Government stimulus income	22,749	-	-	22,749
Net operating revenues and grant income	226,089	13,613	11,271	250,973

Costs and expenses:
Salaries, wages, and benefits	131,811	9,435	7,913	149,159
Other operating	61,808	1,915	2,401	66,124
Rent	8,194	431	1,438	10,063
Depreciation and amortization	9,263	87	811	10,161
Interest	244	-	-	244
Total costs and expenses	211,320	11,868	12,563	235,751

Income/(loss) from operations	14,769	1,745	(1,292)	15,222
Non-operating income	-	-	6,260	6,260
Unrealized gains on marketable equity securities	-	-	7,059	7,059

Income before income taxes	$14,769	$1,745	$12,027	$28,541

Note 8 – Long-Term Leases

Operating Leases

At March 31, 2022, we leased from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. Base rent expense under both NHI lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over a base year. Total facility rent expense to NHI was $9,252,000 and $9,411,000 for the three months ended March 31, 2022 and 2021, respectively.

Finance Leases

At March 31, 2022, we leased and operated three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year.

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of March 31, 2022 (in thousands):

	Finance Leases	Operating Leases
2023	$5,200	$36,046
2024	4,767	35,489
2025	-	35,033
2026	-	34,756
2027	-	26,704
Thereafter	-	4,888
Total minimum lease payments	9,967	172,916
Less: amounts representing interest	(574)	(22,725)
Present value of future minimum lease payments	9,393	150,191
Less: current portion	(4,766)	(28,005)
Noncurrent lease liabilities	$4,627	$122,186

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31
	2022	2021
Basic:
Weighted average common shares outstanding	15,416,836	15,327,520
Net income attributable to National HealthCare Corporation	$15,318	$21,267
Earnings per common share, basic	$0.99	$1.39

Diluted:
Weighted average common shares outstanding	15,416,836	15,327,520
Effects of dilutive instruments	47,019	62,556
Weighted average common shares outstanding	15,463,855	15,390,076

Net income attributable to National HealthCare Corporation	$15,318	$21,267
Earnings per common share, diluted	$0.99	$1.38

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

Marketable securities consist of the following (in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$118,048	$30,176	$113,108
Corporate debt securities	17,030	16,554	19,038	18,843
Asset-backed securities	501	493	1,481	1,469
U.S. Treasury securities	14,189	13,940	15,082	14,998
Restricted investments available for sale:
Marketable equity securities	25,546	25,249	25,442	26,958
Corporate debt securities	62,399	61,699	60,816	62,936
Asset-based securities	30,715	29,982	32,918	33,301
U.S. Treasury securities	37,403	35,181	33,052	32,630
State and municipal securities	4,972	4,939	7,700	7,923
	$222,931	$306,085	$225,705	312,166

Included in the marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2022			December 31, 2021
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$96,224	1,630,642	$24,734	$93,713

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$34,236	$34,159	$32,718	$32,843
1 to 5 years	89,482	87,771	95,293	96,937
6 to 10 years	43,491	40,858	41,580	41,835
Over 10 years	–	–	496	485
	$167,209	$162,788	$170,087	$172,100

Gross unrealized gains related to marketable equity securities are $88,514,000 and $85,394,000 as of March 31, 2022 and December 31, 2021, respectively. Gross unrealized losses related to marketable equity securities are $939,000 and $946,000 as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, the Company recognized net unrealized gains of $3,126,000 and $7,059,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $484,000 and $3,189,000 as of March 31, 2022 and December 31, 2021, respectively. Gross unrealized losses related to available for sale marketable debt securities are $4,905,000 and $1,176,000 as of March 31, 2022 and December 31, 2021, respectively. The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related.

The Company has not recognized any credit related impairments for the three months ended  March 31, 2022 and 2021.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of marketable securities during the three months ended March 31, 2022 and 2021 were $16,946,000 and $6,086,000, respectively. Investment gains of $45,000 were realized on these sales during the three months ended March 31, 2022. No investment gains were realized on these sales during the three months ended March 31, 2021.

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

The following table summarizes fair value measurements by level at March 31, 2022 and December 31, 2021 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2022	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$56,993	$56,993	$–	$–
Restricted cash and cash equivalents	18,923	18,923	–	–
Marketable equity securities	143,297	143,297	–	–
Corporate debt securities	78,253	43,059	35,194	–
Mortgage–backed securities	30,475	–	30,475	–
U.S. Treasury securities	49,121	49,121	–	–
State and municipal securities	4,939	–	4,939	–
Total financial assets	$382,001	$311,393	$70,608	$–

	Fair Value Measurements Using
December 31, 2021	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$107,607	$107,607	$–	$–
Restricted cash and cash equivalents	12,136	12,136	–	–
Marketable equity securities	140,066	140,066	–	–
Corporate debt securities	81,779	50,005	31,774	–
Asset–backed securities	34,770	–	34,770	–
U.S. Treasury securities	47,628	47,628	–	–
State and municipal securities	7,923	–	7,923	–
Total financial assets	$431,909	$357,442	$74,467	$–

Note 12 – Goodwill and Other Intangible Assets

At March 31, 2022, the Company reviewed the carrying value of goodwill for impairment indicators, including due to the events and circumstances surrounding the Coronavirus Pandemic ("COVID-19"). As a result of the review, there were no impairment indicators regarding the Company’s goodwill during the three months ended March 31, 2022 that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At March 31, 2022, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2022	$3,741	$164,554	$–	$168,295
Additions	–	–	–	–
March 31, 2022	$3,741	$164,554	$–	$168,295

We also have recorded indefinite-lived intangible assets that consist of trade names ($4,340,000) and certificates of need and licenses ($2,698,000).

Note 13 - Stock Repurchase Program

During the three months ended March 31, 2022, the Company repurchased 2,165 shares of its common stock for a total cost of $146,000. During the three months ended March 31, 2021, the Company repurchased 3,936 shares of its common stock for a total cost of $278,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 14 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $712,000 and $496,000 for the three months ended March 31, 2022 and 2021, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At March 31, 2022, the Company had $4,432,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate three-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2022 and for the year ended December 31, 2021.

	March 31, 2022	December 31, 2021
Risk–free interest rate	1.63%	0.21%
Expected volatility	30.95%	34.90%
Expected life, in years	2.9	2.2
Expected dividend yield	3.62%	3.00%

The following table summarizes our outstanding stock options for the three months ended March 31, 2022 and for the year ended December 31, 2021.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	866,956	$72.11	$–
Options granted	55,706	70.80	–
Options exercised	(541,736)	71.39	–
Options cancelled	(6,000)	72.94	–
Options outstanding at December 31, 2021	374,926	72.95	–
Options granted	249,640	64.15	–
Options cancelled	(157,240)	76.99	–
Options outstanding at March 31, 2022	467,326	66.88	$2,085,879

Options exercisable at March 31, 2022	172,686	69.60	$567,923

Options Outstanding March 31, 2022	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
332,620	61.90	-	68.84	63.96	4.1
134,706	71.64	-	77.92	74.11	2.1
467,326				66.88	3.5

Note 15 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 25.3% for the three months ended March 31, 2022 and 2021.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. For the three months ended March 31, 2022 and 2021, the accrual of state income tax was the only significant reconciling item.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2018 (with certain state exceptions).

Note 16 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $101,413,000 and $98,048,000 at March 31, 2022 and December 31, 2021, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Qui Tam Litigation

United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.)  This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiff filed an amended Complaint against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities that Dr. Malhotra is alleged to own or in which he has a financial interest.  The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The Complaint alleges that nurse practitioners affiliated with Dr. Malhotra provided free services to the facilities in exchange for referrals to entities owned by or in which Dr. Malhotra had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denies the allegations and is vigorously defending the claim. A motion to dismiss was filed on November 4, 2021.  On January 28, 2022, the district court stayed this matter and administratively terminated the motion to dismiss pending the U.S. Supreme Court's review of a petition for certiorari filed in an unrelated matter, but involving one of the legal arguments raised in the motion to dismiss.  We expect that the motion to dismiss will be renewed once the stay is lifted.  There is no expected timeline for the lifting of the stay.

Governmental Regulations

Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. Management believes that it is following all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare, Medicaid and other federal healthcare programs. There have been several enacted and proposed federal and state relief measures as a result of COVID-19 which have provided substantial support to us during this pandemic; however, the full benefit of any such programs would not be realized until these payments are fully implemented, government agencies issue applicable regulations, or guidance and such relief is provided.

Note 17 – Subsequent Event

On May 3, 2022, we signed operations transfer agreements ("OTAs") for the seven skilled nursing facilities located in Massachusetts and New Hampshire.  After a period of up to 90 days after the signing of the OTAs, the operations of the seven facilities are expected to be transferred to a third-party skilled nursing operator.  We expect to transfer the operations during the third quarter of 2022.

The seven skilled nursing facilities had net patient revenues of $17,801,000 and $15,377,000 for the three months ended March 31, 2022 and 2021, respectively.  The seven skilled nursing facilities had losses before income taxes of $635,000 and $2,769,000 for the three months ended March 31, 2022 and 2021, respectively.  For the year ended December 31, 2021, the seven skilled nursing facilities had net patient revenues of $67,161,000 and losses before income taxes of $3,741,000.

In conjunction with the OTAs, we have signed an acknowledgement agreement with NHI that will terminate our lease agreement with the seven skilled nursing facilities and amend our master lease agreement.  The lease termination agreement and amendment to the master lease are subject to the operations being transferred.

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

See the notes to the quarterly financial statements, and “Item 1. Business” in our 2021 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web site at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. We operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,456 licensed beds, 24 assisted living facilities, five independent living facilities, one behavioral health hospital, 35 homecare agencies, and 29 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

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

We began our first vaccination clinics in our skilled nursing facilities around the middle of December 2020. As the vaccination clinics progressed and as the vaccine became more accessible, we began to see a significant decline in COVID-19 cases among our operations in 2021.   Despite the COVID-19 cases significantly declining during 2021, our operating expenses remain elevated with incentive compensation being paid to our frontline partners, as well as increased costs of personal protective equipment (“PPE”), sanitizers and cleaning supplies, and COVID-19 testing of our patients and partners. Despite the continued disruption of COVID-19 to our operations, our capital and financial resources, including our overall liquidity, remain strong. Our liquidity provides us with significant flexibility to maintain the strength of our balance sheet in periods of uncertainty or stress.

At this time, we are not able to quantify the impact that the COVID-19 pandemic will have on our future financial results, but we expect the developments related to COVID-19 to adversely affect our financial performance in 2022.  The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic, the volume of acute and post-acute healthcare patients cared for across the broader health care systems, the timing and availability of effective medical treatments and vaccines, and the impact of government actions and administrative regulations on our industry and broader economy, including future government stimulus efforts.  We have received and may continue to receive payments and advances from the various federal and state initiatives. These legislative initiatives have been beneficial to partially mitigate the impact of the COVID-19 pandemic on our results of operations and financial position to date.  The federal and state governments may consider additional stimulus and relief efforts, but we are unable to predict whether any of the additional stimulus measures will be enacted or their impact.

Legislation and Government Stimulus Due to COVID-19

The U.S. government enacted several laws beginning in March 2020 designed to help the nation respond to the COVID-19 pandemic. The new laws impacted healthcare providers in a variety of ways, but the largest legislation from a monetary relief perspective is the CARES Act. Through the CARES Act, as well as the PPPCHE, the federal government allocated $178 billion to the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund. The Provider Relief Fund is administered through grants and other mechanisms to skilled nursing providers, home health providers, hospitals, and other Medicare and Medicaid enrolled providers to cover unreimbursed health care related expenses or lost revenue attributable to the public health emergency resulting from COVID-19.

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds will be used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $10,620,000 and $22,749,000 of government stimulus income from the Provider Relief Funds for the three months ended March 31, 2022 and 2021, respectively. The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by HHS.

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. We received approximately $51,253,000 as part of this program. These funds are applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. Recoupment of the accelerated payments began in the second quarter of 2021. As of March 31, 2022, $5,003,000 of the accelerated payments remain and is reflected within contract liabilities in the interim condensed consolidated balance sheet.

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

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would have been due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At March 31, 2022, we have deferred $10,545,000 of the Company’s share of the social security taxes included in the current liabilities section of the consolidated balance sheet.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending March 31, 2022 was 82.7% compared to 76.8% for the same period a year ago.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of March 31, 2022:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	58
Percentage of 4 and 5-star rated skilled nursing facilities	77%	44%
Average rating for all skilled nursing facilities, end of period	4.1	3.1

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
Hospice	Acquisition	28 offices	Various	June 2021
Behavioral Health Hospital	New Facility	64 beds	Knoxville, TN	April 2022
Behavioral Health Hospital	New Facility	16 beds	St. Louis, MO	May 2022

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $101,413,000 at March 31, 2022 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Government Reimbursement Programs

Medicare – Skilled Nursing Facilities

On July 29, 2021, CMS released its final rule outlining fiscal year 2022 Medicare payment rates and policy changes for skilled nursing facilities, which began October 1, 2021. The fiscal year 2022 rule provided for an approximate 1.2% increase, or $410 million, compared to 2021 levels. The net increase includes a 2.7% market-basket update that is offset by a 0.7% productivity adjustment and a 0.8% market-basket forecast error adjustment since the difference between the projected and actual market basket for FY2020 exceeded its threshold.

In April 2022, CMS released its proposed rule outlining fiscal year 2023 Medicare payment rates and policy changes for skilled nursing facilities, which will begin on October 1, 2022. The fiscal year 2023 proposed rule equates to a net decrease of 0.7%, or approximately $320 million, in Medicare Part A payments to SNFs in fiscal year 2023 compared to 2022 levels.  The proposed rule includes a 2.8% market basket rate increase, a 1.5% increase for forecast error adjustment, and a 0.4% decrease for multifactor productivity adjustment for a net update of 3.9%. But, CMS also proposes to offset the 3.9% increase with a downward adjustment to payment rates by 4.6%, or $1.7 billion, to achieve budget neutrality from the aggregate fiscal year 2020 Medicare payments under the new Patient Driven Payment Model.

For the first three months of 2022, our average Medicare per diem rate for skilled nursing facilities increased 1.2% as compared to the same period in 2021.

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

We have also received from many of the states in which we operate supplemental Medicaid payments to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $5,538,000 and $3,955,000 in net patient revenues for these supplemental Medicaid payments for the three months ended March 31, 2022 and 2021, respectively.

For the first three months of 2022, our average Medicaid per diem increased 4.8% compared to the same period in 2021.

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

Medicare – Homecare Programs

In November 2021, CMS released its final rule outlining fiscal year 2022 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2022 will increase in aggregate by 3.2%, or $570 million. The increase reflects the effects of the home health payment update percentage of 2.6%, an estimated 0.7% increase that reflects the effects of the updated fixed-dollar loss ratio, and an estimated 0.1% decrease in payments due to the changes in the rural add-on percentages for 2022.

Medicare – Hospice

In July 2021, CMS released its final rule outlining fiscal year 2022 Medicare payment rates. CMS issued a rate increase of 2.0%, or $480 million, effective October 1, 2021. The increase is the result of a 2.7% market basket increase reduced by a 0.7% productivity adjustment. The FY2022 hospice payment updates also include an update to the statutory aggregate cap amount, which limits the overall payments per patient that are made annually. The cap amount for FY2022 is $31,298.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$224,842	$31,495	$-	$256,337
Other revenues	114	-	11,912	12,026
Government stimulus income	10,620	-	-	10,620
Net operating revenues and grant income	235,576	31,495	11,912	278,983

Costs and expenses:
Salaries, wages, and benefits	142,185	19,401	9,108	170,694
Other operating	64,383	7,095	2,607	74,085
Rent	8,347	592	1,126	10,065
Depreciation and amortization	8,838	113	806	9,757
Interest	165	-	-	165
Total costs and expenses	223,918	27,201	13,647	264,766

Income (loss) from operations	11,658	4,294	(1,735)	14,217
Non-operating income	-	-	3,199	3,199
Unrealized gains on marketable equity securities	-	-	3,126	3,126

Income before income taxes	$11,658	$4,294	$4,590	$20,542

	Three Months Ended March 31, 2021
	Inpatient Services	Homecare	All Other	Total
Revenues:
Net patient revenues	$203,242	$13,613	$-	$216,855
Other revenues	98	-	11,271	11,369
Government stimulus income	22,749	-	-	22,749
Net operating revenues and grant income	226,089	13,613	11,271	250,973

Costs and expenses:
Salaries, wages, and benefits	131,811	9,435	7,913	149,159
Other operating	61,808	1,915	2,401	66,124
Rent	8,194	431	1,438	10,063
Depreciation and amortization	9,263	87	811	10,161
Interest	244	-	-	244
Total costs and expenses	211,320	11,868	12,563	235,751

Income/(loss) from operations	14,769	1,745	(1,292)	15,222
Non-operating income	-	-	6,260	6,260
Unrealized gains on marketable equity securities	-	-	7,059	7,059

Income before income taxes	$14,769	$1,745	$12,027	$28,541

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, operating results for the newly constructed healthcare facilities not at full capacity, and share-based compensation expense is helpful in allowing investors to assess the Company’s operations more accurately.

The operating results for the newly constructed healthcare facilities not at full capacity for the three months ended March 31, 2022 include facilities that began operations from 2020 to 2022, which is two behavioral health hospitals that will be licensed and operating during the second quarter of 2022. For the three months ended March 31, 2021, included are facilities that began operations from 2019 to 2021, which is one memory care facility.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended March 31
	2022	2021

Net income attributable to National Healthcare Corporation	$15,318	$21,267
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(3,126)	(7,059)
Operating results for newly opened facilities not at full capacity	743	245
Share-based compensation expense	712	496
Provision of income taxes on non-GAAP adjustments	434	1,643
Non-GAAP Net income	$14,081	$16,592

GAAP diluted earnings per share	$0.99	$1.38
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(0.15)	(0.33)
Operating results for newly opened facilities not at full capacity	0.04	0.01
Share-based compensation expense	0.03	0.02
Non-GAAP diluted earnings per share	$0.91	$1.08

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three months ended March 31, 2022 and 2021.

Percentage of Net Operating Revenues and Grant Income

	Three Months Ended March 31
	2022	2021
Net operating revenues and grant income	100.0%	100.0%
Costs and expenses:
Salaries, wages, and benefits	61.2	59.4
Other operating	26.6	26.3
Facility rent	3.5	4.0
Depreciation and amortization	3.5	4.1
Interest	0.1	0.1
Total costs and expenses	94.9	93.9
Income from operations	5.1	6.1
Non–operating income	1.2	2.5
Unrealized gains on marketable equity securities	1.1	2.8
Income before income taxes	7.4	11.4
Income tax provision	(1.9)	(2.9)
Net income	5.5	8.5
Net income attributable to noncontrolling interest	0.0	0.0
Net income attributable to stockholders of NHC	5.5%	8.5%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Results for the quarter ended March 31, 2022 compared to the first quarter of 2021 include an 11.2% increase in net operating revenues and grant income and a 6.6% decrease in income from operations. For the quarter ended March 31, 2022, GAAP net income attributable to NHC was $15,318,000 compared to net income of $21,267,000 for the same period in 2021.

Excluding the unrealized gains in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended March 31, 2022 was $14,081,000 compared to $16,592,000 for the same period in 2021.  The decrease in adjusted net income for the first quarter of 2022 compared to the first quarter of 2021 was primarily due to less government stimulus income recorded during the current quarter, as well as higher inflationary pressures on labor costs.

Net operating revenues and grant income

Net patient revenues increased $39,482,000, or 18.2%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 82.7%, compared to an average of 76.8% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem increased 2.9% compared to the same quarter a year ago. Our Medicare per diem rates increased 1.2% and managed care per diem rates increased 6.9% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 4.8% and 9.2%, respectively, compared to the same quarter a year ago. For the three months ended March 31, 2022 and 2021, respectively, $5,538,000 and $3,955,000 have been included in our net patient revenues for these supplemental COVID-19 Medicaid payments.

In June 2021, the Company acquired the remaining ownership interest in Caris, which resulted in net patient revenues increasing $17,785,000 for the three months ended March 31, 2022 compared to the first quarter of 2021.

Other revenues increased $657,000, or 5.8%, compared to the same quarter last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the three months ended March 31, 2022 and 2021, respectively, we recorded $10,620,000 and $22,749,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the three months ended March 31, 2022 compared to the same period of 2021 increased $29,015,000, or 12.3% to $264,766,000 from $235,751,000.

Salaries, wages, and benefits increased $21,535,000, or 14.4%, to $170,694,000 from $149,159,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 61.2% compared to 59.4% for the three months ended March 31, 2022 and 2021, respectively. Our Caris acquisition increased salaries, wages, and benefits $10,224,000 in the first quarter of 2022 compared to the same quarter a year ago. We continue to face tremendous workforce and labor shortages within all of our operations, which increases wage pressure and inflation in regard to retaining and attracting qualified healthcare partners (employees). With the workforce environment being so challenging, the largest expense increase from a labor standpoint is in our agency nurse staffing.  Our agency nurse staffing expense increased $12,435,000 for the first quarter of 2022 compared to the same quarter a year ago.

Other operating expenses increased $7,961,000, or 12.0%, to $74,085,000 for the 2022 period compared to $66,124,000 for the 2021 period. Other operating expenses as a percentage of net operating revenues and grant income was 26.6% and 26.3% for the three months ended March 31, 2022 and 2021, respectively. Our Caris acquisition increased other operating expenses $5,104,000 in the first quarter of 2022 compared to the same quarter a year ago. We continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Other income

Non–operating income decreased by $3,061,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the three months ended March 31, 2022 is $5,193,000 (an effective income tax rate of 25.3%). Excluding certain items, we expect our corporate (federal and state) income tax rate for 2022 to be approximately 26.0%.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended March 31		Three Month Change
	2022	2021		%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$119,743	$158,502	$(38,759)	(24.5)

Cash (used in)/provided by operating activities	(27,457)	12,589	(40,046)	(318.1)

Cash used in investing activities	(5,920)	(5,852)	(68)	(1.2)

Cash used in financing activities	(10,450)	(9,148)	(1,302)	(14.2)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$75,916	$156,091	$(80,175)	(51.4)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $27,457,000 as compared to cash provided by operating activities of $12,589,000 in the same period last year. Cash used in operating activities consisted of net income of $15,349,000 and adjustments for non–cash items of $9,444,000. There was cash used for working capital needs in the amount of $52,250,000 for the three months ended March 31, 2022 compared to $16,899,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized losses on our marketable equity securities, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $5,920,000 for the three months ended March 31, 2022, compared to $5,852,000 for the three months ended March 31, 2021. Cash used for property and equipment additions was $8,962,000 and $4,327,000 for the three months ended March 31, 2022, and 2021, respectively. The two behavioral health hospitals that are opening during the second quarter of 2022 were $4,430,000 of the property additions for the first quarter of 2022. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activity of $2,818,000 for the three months ended March 31, 2022.  For the three months ended March 31, 2021, proceeds from the sale of marketable securities, net of purchases, resulting in cash used in investing activities of $1,780,000.

Financing Activities

Net cash used in financing activities totaled $10,450,000 for the three months ended March 31, 2022 compared to $9,148,000 for the three months ended March 31, 2021. We made principal payments under our finance lease obligations in the amount of $1,147,000 and $1,081,000 for the three months ended March 31, 2022 and 2021, respectively. Cash used for dividend payments to common stockholders totaled $8,493,000 in the current year period compared to $7,988,000 for the same period a year ago.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $56,993,000 and our marketable equity and debt securities of $149,035,000 are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $56,993,000 and our marketable equity and debt securities of $149,035,000. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities. At March 31, 2022, we do not have any long-term debt.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At March 31, 2022, we have available for sale marketable debt securities in the amount of $162,788,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At March 31, 2022, the fair value of our marketable equity securities is approximately $143,297,000. Of the $143.3 million equity securities portfolio, our investment in NHI comprises approximately $96.2 million, or 67.2%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $14.3 million. At March 31, 2022, our equity securities had unrealized gains of $88.5 million. Of the $88.5 million of unrealized gains, $71.5 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of March 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current, and pending litigation of material significance to NHC, please see Note 17 of this Form 10–Q.

Item 1A.	Risk Factors.

During the three months ended March 31, 2022, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

On May 3, 2022, we signed operations transfer agreements ("OTAs") for the seven skilled nursing facilities located in Massachusetts and New Hampshire.  After a period of up to 90 days after the signing of the OTAs, the operations of the seven facilities are expected to be transferred to a third-party skilled nursing operator.  We expect to transfer the operations during the third quarter of 2022.

The seven skilled nursing facilities had net patient revenues of $17,801,000 and $15,377,000 for the three months ended March 31, 2022 and 2021, respectively.  The seven skilled nursing facilities had losses before income taxes of $635,000 and $2,769,000 for the three months ended March 31, 2022 and 2021, respectively.  For the year ended December 31, 2021, the seven skilled nursing facilities had net patient revenues of $67,161,000 and losses before income taxes of $3,741,000.

In conjunction with the OTAs, we have signed an acknowledgement agreement with NHI that will terminate our lease agreement with the seven skilled nursing facilities and amend our master lease agreement.  The lease termination agreement and amendment to the master lease are subject to the operations being transferred.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 5, 2022	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: May 5, 2022	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)