Form 10-Q
period 2022-06-30
NATIONAL HEALTHCARE CORP
filed 2022-08-04
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

15,487,885 shares of common stock of the registrant were outstanding as of August 1, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Revenues and grant income:
Net patient revenues	$260,077	$236,976	$516,414	$453,831
Other revenues	10,962	11,056	22,988	22,425
Government stimulus income	320	15,126	10,940	37,875
Net operating revenues and grant income	271,359	263,158	550,342	514,131

Cost and expenses:
Salaries, wages, and benefits	174,936	163,868	345,630	313,025
Other operating	71,311	64,979	145,396	131,105
Facility rent	10,411	10,170	20,476	20,233
Depreciation and amortization	10,001	10,131	19,758	20,292
Interest	149	215	314	459
Total costs and expenses	266,808	249,363	531,574	485,114

Income from operations	4,551	13,795	18,768	29,017

Other income:
Non–operating income	2,521	5,586	5,720	11,846
Gain on acquisition of equity method investment	-	95,202	-	95,202
Unrealized gains/(losses) on marketable equity securities	(3,549)	(6,489)	(423)	570

Income before income taxes	3,523	108,094	24,065	136,635
Income tax provision	(1,362)	(2,764)	(6,555)	(9,997)
Net income	2,161	105,330	17,510	126,638
Net (income)/loss attributable to noncontrolling interest	1,042	(447)	1,011	(488)

Net income attributable to National HealthCare Corporation	$3,203	$104,883	$18,521	$126,150

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$0.21	$6.83	$1.20	$8.22
Diluted	$0.21	$6.80	$1.20	$8.19

Weighted average common shares outstanding:
Basic	15,452,402	15,349,162	15,434,718	15,338,400
Diluted	15,487,123	15,419,012	15,475,553	15,404,634

Dividends declared per common share	$0.57	$0.52	$1.12	$1.04

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income/(Loss)

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Net income attributable to National Healthcare Corporation	$3,203	$104,883	$18,521	$126,150

Other comprehensive income/(loss):
Unrealized gains/(losses) on investments in marketable debt securities	(3,679)	407	(10,006)	(2,033)
Reclassification adjustment for realized gains on sales of marketable debt securities	(15)	(212)	(122)	(212)
Income tax (expense)/benefit related to items of other comprehensive income	166	(42)	1,540	476
Other comprehensive income/(loss), net of tax	(3,528)	153	(8,588)	(1,769)

Comprehensive income/(loss) attributable to National HealthCare Corporation	$(325)	$105,036	$9,933	$124,381

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2022	December 31, 2021
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$75,798	$107,607
Restricted cash and cash equivalents, current portion	13,939	10,407
Marketable equity securities	117,917	113,108
Marketable debt securities	26,116	35,310
Restricted marketable equity securities	21,446	26,958
Restricted marketable debt securities, current portion	17,130	20,727
Accounts receivable	100,415	96,124
Inventories	7,363	8,582
Prepaid expenses and other assets	14,657	7,815
Total current assets	394,781	426,638

Property and Equipment:
Property and equipment, at cost	1,076,974	1,064,337
Accumulated depreciation and amortization	(561,203)	(543,341)
Net property and equipment	515,771	520,996

Other Assets:
Restricted cash and cash equivalents, less current portion	1,831	1,729
Restricted marketable debt securities, less current portion	112,725	116,063
Deposits and other assets	4,140	4,499
Operating lease right-of-use assets	143,841	156,116
Goodwill	168,295	168,295
Intangible assets	7,038	7,038
Investments in unconsolidated companies	2,047	2,022
Total other assets	439,917	455,762
Total assets	$1,350,469	$1,403,396

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$26,140	$22,488
Finance lease obligations, current portion	4,838	4,695
Operating lease liabilities, current portion	28,358	27,574
Accrued payroll	85,661	106,698
Amounts due to third party payors	18,019	17,595
Accrued risk reserves, current portion	31,069	31,134
Other current liabilities	20,350	20,059
Provider relief funds	516	9,443
Contract liabilities	586	15,022
Dividends payable	8,828	8,493
Total current liabilities	224,365	263,201

Finance lease obligations, less current portion	3,390	5,845
Operating lease liabilities, less current portion	115,483	128,542
Accrued risk reserves, less current portion	71,594	66,914
Refundable entrance fees	6,304	7,011
Deferred income taxes	9,278	6,852
Other noncurrent liabilities	17,445	16,571
Total liabilities	447,859	494,936

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,487,885 and 15,452,033 shares, respectively, issued and outstanding	154	154
Capital in excess of par value	234,482	232,167
Retained earnings	670,262	669,078
Accumulated other comprehensive income/(loss)	(6,983)	1,605
Total National HealthCare Corporation stockholders’ equity	897,915	903,004
Noncontrolling interest	4,695	5,456
Total equity	902,610	908,460
Total liabilities and equity	$1,350,469	$1,403,396

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2022	2021
Cash Flows From Operating Activities:
Net income	$17,510	$126,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,758	20,292
Equity in earnings of unconsolidated investments	(464)	(5,306)
Distributions from unconsolidated investments	439	6,314
Unrealized (gains)/losses on marketable equity securities	423	(570)
(Gains)/losses on sale of marketable securities	364	(212)
Gain on acquisition of equity method investment	-	(95,202)
Deferred income taxes	3,966	(140)
Stock–based compensation	1,341	1,179
Changes in operating assets and liabilities:
Accounts receivable	(4,291)	2,402
Inventories	1,219	842
Prepaid expenses and other assets	(6,936)	(2,278)
Trade accounts payable	3,652	(2,325)
Accrued payroll	(21,037)	3,858
Amounts due to third party payors	424	(15)
Accrued risk reserves	4,615	2,313
Provider relief funds	(8,927)	(5,639)
Contract liabilities	(14,436)	(11,132)
Other current liabilities	291	(1,800)
Other noncurrent liabilities	874	903
Net cash provided by/(used in) operating activities	(1,215)	40,122
Cash Flows From Investing Activities:
Purchases of property and equipment	(17,033)	(13,143)
Acquisition of equity method investment, net of cash acquired	-	(28,713)
Proceeds from sale of real estate	2,500	-
Collections of notes receivable	453	8,405
Purchases of marketable securities	(24,897)	(43,483)
Proceeds from sale of marketable securities	30,814	44,939
Net cash used in investing activities	(8,163)	(31,995)
Cash Flows From Financing Activities:
Principal payments under finance lease obligations	(2,312)	(2,178)
Dividends paid to common stockholders	(17,002)	(15,990)
Noncontrolling interest contributions	250	-
Issuance of common shares	1,120	2,405
Repurchase of common shares	(146)	(278)
Entrance fee refunds	(707)	(1)
Net cash used in financing activities	(18,797)	(16,042)
Net Decrease in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(28,175)	(7,915)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	119,743	158,502
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$91,568	$150,587

Balance Sheet Classifications:
Cash and cash equivalents	$75,798	$134,692
Restricted cash and cash equivalents	15,770	15,895
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$91,568	$150,587

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the six months ended June 30, 2022:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at December 31, 2021	15,452,033	$154	$232,167	$669,078	$1,605	$5,456	$908,460
Net income	–	–	–	15,318	–	31	15,349
Equity contributed by noncontrolling interest	–	–	–	–	–	250	250
Other comprehensive loss	–	–	–	–	(5,060)	–	(5,060)
Stock–based compensation	–	–	712	–	–	–	712
Shares sold – options exercised	21,463	–	–	–	–	–	–
Repurchase of common shares	(2,165)	–	(146)	–	–	–	(146)
Dividends declared to common stockholders ($0.55 per share)	–	–	–	(8,509)	–	–	(8,509)
Balance at March 31, 2022	15,471,331	$154	$232,733	$675,887	$(3,455)	$5,737	911,056
Net income/(loss)	–	–	–	3,203	–	(1,042)	2,161
Other comprehensive loss	–	–	–	–	(3,528)	–	(3,528)
Stock–based compensation	–	–	629	–	–	–	629
Shares sold – options exercised	16,554	–	1,120	–	–	–	1,120
Dividends declared to common stockholders ($0.57 per share)	–	–	–	(8,828)	–	–	(8,828)
Balance at June 30, 2022	15,487,885	154	234,482	670,262	(6,983)	4,695	902,610

For the six months ended June 30, 2021:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at December 31, 2020	15,369,745	$153	$226,943	$563,024	$5,057	$3,083	$798,260
Net income	–	–	–	21,267	–	41	21,308
Other comprehensive loss	–	–	–	–	(1,922)	–	(1,922)
Stock–based compensation	–	–	496	–	–	–	496
Shares sold – options exercised	24,331	1	326	–	–	–	327
Repurchase of common shares	(3,936)	–	(278)	–	–	–	(278)
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(8,003)	–	–	(8,003)
Balance at March 31, 2021	15,390,140	$154	$227,487	$576,288	$3,135	$3,124	$810,188
Net income	–	–	–	104,883	–	447	105,330
Contributions attributable to noncontrolling interest	–	–	–	–	–	2,840	2,840
Other comprehensive income	–	–	–	–	153	–	153
Stock–based compensation	–	–	683	–	–	–	683
Shares sold – options exercised	33,100	–	2,078	–	–	–	2,078
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(8,020)	–	–	(8,020)
Balance at June 30, 2021	15,423,240	$154	$230,248	$673,151	$3,288	$6,411	$913,252

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2022

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30, 2022, we operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,447 licensed beds, 24 assisted living facilities, five independent living facilities, three behavioral health hospitals, 35 homecare agencies, and 29 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $1,805,000 and $4,341,000 for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, bad debt expense was $1,102,000 and $2,021,000, respectively. As of June 30, 2022, and December 31, 2021, the Company has recorded allowance for doubtful accounts of $7,405,000 and $6,411,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

Government Grants

We account for government grants in accordance with International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, we recognize grant income on a systematic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate.

Segment Reporting

In accordance with the provisions of Accounting Standards Codification ("ASC") 280, Segment Reporting, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and behavioral health hospitals, and (2) homecare and hospice services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. See Note 7 for further disclosure of the Company’s operating segments.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $4,799,000 and $10,586,000 for the three and six months ended June 30, 2022. General and administrative costs were $4,885,000 and $10,254,000 for the three and six months ended June 30, 2021, respectively.

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

Business Combinations

We account for acquisitions using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. Goodwill generated from acquisitions is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. In determining the fair value of identifiable assets, we use various valuation techniques. These valuation methods require us to make estimates and assumptions surrounding projected revenues and costs, future growth, and discount rates.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized but is subject to an annual impairment test. We perform our annual goodwill impairment assessment on the first day of the fourth quarter.  Tests are performed more frequently if events occur, or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarily determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as noncurrent liabilities section of our consolidated balance sheets. As of June 30, 2022, and December 31, 2021, we have recorded refundable entrance fees in the amount of $6,304,000 and $7,011,000, respectively.

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of June 30, 2022, and December 31, 2021, we have recorded a future service obligation liability in the amount of $2,338,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $320,000 and $15,126,000 of government stimulus income from the Provider Relief Funds for the three months ended June 30, 2022 and 2021, respectively. The Company recorded $10,940,000 and $37,875,000 of government stimulus income from the Provider Relief Funds for the six months ended June 30, 2022 and 2021, respectively. The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. In the second quarter of 2020, we received approximately $51,253,000 as part of this program. These funds are applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment began, repayment will occur through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding nine months, repayment will occur through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. As of June 30, 2022 and December 31, 2021, $586,000 and $15,022,000, respectively, of the accelerated payments remain and are reflected within contract liabilities in the interim condensed consolidated balance sheet.

The CARES Act and subsequent related legislation temporarily suspended Medicare sequestration beginning May 1, 2020 through March 31, 2022. The Medicare sequestration policy reduced fee-for-service Medicare payments by 2 percent. Beginning April 1, 2022, the sequestration reductions were 1% from April 1, 2022 through June 30, 2022. The full 2% reduction went back into effect July 1, 2022. The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension, which the sequestration reduction for 2030 has been increased up to 3%.

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would have been due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At June 30, 2022 and December 31, 2021, we have deferred $10,545,000 of the Company’s share of the social security taxes included in the current liabilities section of the consolidated balance sheet.

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $5,001,000 and $7,094,000 in net patient revenues for these supplemental Medicaid payments for the three months ended June 30, 2022 and 2021, respectively. We have recorded $10,539,000 and $11,049,000 in net patient revenues for these supplemental Medicaid payments for the six months ended June 30, 2022 and 2021, respectively.

Note 4 – Net Patient Revenues

The Company disaggregates revenue from contracts with customers by service type and by payor.

Revenue by Service Type

The Company’s net patient services can generally be classified into the following two categories: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and behavioral health hospitals, and (2) homecare and hospice services (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net patient revenues:
Inpatient services	$227,796	$222,572	$452,638	$422,103
Homecare and hospice	32,281	14,404	63,776	31,728
Total net patient revenue	$260,077	$236,976	$516,414	$453,831

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
Source	2022	2021	2022	2021
Medicare	36%	34%	37%	34%
Managed Care	10%	12%	10%	13%
Medicaid	29%	29%	28%	29%
Private Pay and Other	25%	25%	25%	24%
Total	100%	100%	100%	100%

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

Contract Liabilities

Included in the Company’s interim condensed consolidated balance sheets are contract liabilities, which represent payments the Company receives in advance of services provided. As of June 30, 2022 and December 31, 2021, the Company has recorded $586,000 and $15,022,000, respectively, in contract liabilities related to receipts from the Medicare Accelerated and Advance Payment Program.  Recoupment of the accelerated payments began in the second quarter of 2021.

A summary of the contract liabilities are as follows (in thousands):

Balance at December 31, 2021	$15,022
Payments received	-
Payments recouped	(14,436)
Balance at June 30, 2022	$586

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $18,019,000 and $17,595,000 as of June 30, 2022 and December 31, 2021, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Rental income	$5,830	$5,514	$11,812	$11,161
Management and accounting services fees	3,767	4,136	8,071	8,460
Insurance services	1,235	1,277	2,482	2,541
Other	130	129	623	263
Total other revenues	$10,962	$11,056	$22,988	$22,425

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 8 – Long Term Leases.

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). We recognized management fees and interest on management fees from these facilities of $1,002,000 and $940,000 for the three months ended June 30, 2022 and 2021, respectively. We recognized management fees and interest on management fees of $1,983,000 and $1,837,000 from these facilities for the six months ended June 30, 2022 and 2021, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021 were $716,000 and $766,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021 were $1,443,000 and $1,518,000, respectively. Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021 were $519,000 and $511,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021 were $1,039,000 and $1,023,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 6 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Dividends and net realized gains and losses on sales of securities	$1,304	$1,915	$3,057	$3,877
Interest income	1,207	1,276	2,199	2,663
Equity in earnings of unconsolidated investments	10	2,395	464	5,306
Total non-operating income	$2,521	$5,586	$5,720	$11,846

Caris HealthCare, L.P.

On June 11, 2021, the Company acquired the remaining 24.9% equity interest in Caris HealthCare, L.P. (“Caris”). Prior to the June 11, 2021 acquisition date, Caris was our most significant equity method investment with a 75.1% non-controlling ownership interest. From the respective acquisition date, Caris’ financial information is now included in the Company’s consolidated financial statements and is no longer accounted for as an equity method investment.

Note 7 – Business Segments

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and behavioral health hospitals; and (2) homecare and hospice services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as chief operating decision maker (“CODM”), to assess performance and allocate resources.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$227,796	$32,281	$-	$260,077
Other revenues	100	-	10,862	10,962
Government stimulus income	320	-	-	320
Net operating revenues and grant income	228,216	32,281	10,862	271,359

Costs and expenses:
Salaries, wages, and benefits	149,092	19,024	6,820	174,936
Other operating	61,886	6,444	2,981	71,311
Rent	8,392	592	1,427	10,411
Depreciation and amortization	9,084	111	806	10,001
Interest	149	-	-	149
Total costs and expenses	228,603	26,171	12,034	266,808

Income/(loss) from operations	(387)	6,110	(1,172)	4,551
Non-operating income	-	-	2,521	2,521
Unrealized losses on marketable equity securities	-	-	(3,549)	(3,549)

Income/(loss) before income taxes	$(387)	$6,110	$(2,200)	$3,523

	Three Months Ended June 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$218,860	$18,116	$-	$236,976
Other revenues	97	-	10,959	11,056
Government stimulus income	15,126	-	-	15,126
Net operating revenues and grant income	234,083	18,116	10,959	263,158

Costs and expenses:
Salaries, wages, and benefits	134,406	11,713	17,749	163,868
Other operating	59,296	2,760	2,923	64,979
Rent	8,278	454	1,438	10,170
Depreciation and amortization	9,227	94	810	10,131
Interest	215	-	-	215
Total costs and expenses	211,422	15,021	22,920	249,363

Income/(loss) from operations	22,661	3,095	(11,961)	13,795
Non-operating income	-	-	5,586	5,586
Gain on acquisition of equity method investment	-	-	95,202	95,202
Unrealized losses on marketable equity securities	-	-	(6,489)	(6,489)

Income before income taxes	$22,661	$3,095	$82,338	$108,094

	Six Months Ended June 30, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$452,638	$63,776	$-	$516,414
Other revenues	213	-	22,775	22,988
Government stimulus income	10,940	-	-	10,940
Net operating revenues and grant income	463,791	63,776	22,775	550,342

Costs and expenses:
Salaries, wages, and benefits	291,276	38,426	15,928	345,630
Other operating	126,269	13,539	5,588	145,396
Rent	16,739	1,184	2,553	20,476
Depreciation and amortization	17,922	223	1,613	19,758
Interest	314	-	-	314
Total costs and expenses	452,520	53,372	25,682	531,574

Income/(loss) from operations	11,271	10,404	(2,907)	18,768
Non-operating income	-	-	5,720	5,720
Unrealized losses on marketable equity securities	-	-	(423)	(423)

Income before income taxes	$11,271	$10,404	$2,390	$24,065

	Six Months Ended June 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$422,103	$31,728	$-	$453,831
Other revenues	195	-	22,230	22,425
Government stimulus income	37,875	-	-	37,875
Net operating revenues and grant income	460,173	31,728	22,230	514,131

Costs and expenses:
Salaries, wages, and benefits	266,216	21,148	25,661	313,025
Other operating	121,105	4,676	5,324	131,105
Rent	16,472	884	2,877	20,233
Depreciation and amortization	18,490	181	1,621	20,292
Interest	459	-	-	459
Total costs and expenses	422,742	26,889	35,483	485,114

Income/(loss) from operations	37,431	4,839	(13,253)	29,017
Non-operating income	-	-	11,846	11,846
Gain on acquisition of equity method investment	-	-	95,202	95,202
Unrealized gains on marketable equity securities	-	-	570	570

Income before income taxes	$37,431	$4,839	$94,365	$136,635

Note 8 – Long-Term Leases

Operating Leases

At June 30, 2022, we lease from NHI the real property of 35 skilled nursing facilities, seven assisted living centers and three independent living centers under two separate lease agreements. As part of the first lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. Base rent expense under both NHI lease agreements totals $34,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over a base year. Total facility rent expense to NHI was $9,563,000 and $9,492,000 for the three months ended June 30, 2022 and 2021, respectively. Total facility rent expense to NHI was $18,815,000 and $18,903,000 for the six months ended June 30, 2022 and 2021, respectively.

Finance Leases

At June 30, 2022, we leased and operated three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year.

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of June 30, 2022 (in thousands):

	Finance Leases	Operating Leases
2023	$5,200	$36,013
2024	3,467	35,517
2025	-	35,095
2026	-	34,826
2027	-	19,009
Thereafter	-	4,025
Total minimum lease payments	8,667	164,485
Less: amounts representing interest	(439)	(20,644)
Present value of future minimum lease payments	8,228	143,841
Less: current portion	(4,838)	(28,358)
Noncurrent lease liabilities	$3,390	$115,483

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Basic:
Weighted average common shares outstanding	15,452,402	15,349,162	15,434,718	15,338,400
Net income attributable to National HealthCare Corporation	$3,203	$104,883	$18,521	$126,150
Earnings per common share, basic	$0.21	$6.83	$1.20	$8.22

Diluted:
Weighted average common shares outstanding	15,452,402	15,349,162	15,434,718	15,338,400
Effects of dilutive instruments	34,721	69,850	40,835	66,234
Weighted average common shares outstanding	15,487,123	15,419,012	15,475,553	15,404,634

Net income attributable to National HealthCare Corporation	$3,203	$104,883	$18,521	$126,150
Earnings per common share, diluted	$0.21	$6.80	$1.20	$8.19

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

Marketable securities consist of the following (in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$117,917	$30,176	$113,108
Corporate debt securities	15,508	14,972	19,038	18,843
Asset-backed securities	501	490	1,481	1,469
U.S. Treasury securities	10,943	10,654	15,082	14,998
Restricted investments available for sale:
Marketable equity securities	25,162	21,446	25,442	26,958
Corporate debt securities	60,296	57,790	60,816	62,936
Asset-based securities	28,853	27,391	32,918	33,301
U.S. Treasury securities	43,045	39,807	33,052	32,630
State and municipal securities	4,940	4,867	7,700	7,923
	$219,424	$295,334	$225,705	312,166

Included in the marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2022			December 31, 2021
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$98,833	1,630,642	$24,734	$93,713

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	June 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$33,703	$33,385	$32,718	$32,843
1 to 5 years	87,303	83,858	95,293	96,937
6 to 10 years	43,080	38,728	41,580	41,835
Over 10 years	-	-	496	485
	$164,086	$155,971	$170,087	$172,100

Gross unrealized gains related to marketable equity securities are $88,463,000 and $85,394,000 as of June 30, 2022 and December 31, 2021, respectively. Gross unrealized losses related to marketable equity securities are $4,438,000 and $946,000 as of June 30, 2022 and December 31, 2021, respectively. For the three months ended June 30, 2022 and 2021, the Company recognized net unrealized losses of $3,549,000 and $6,489,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a net unrealized loss of $423,000 and a net unrealized gain of $570,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $25,000 and $3,189,000 as of June 30, 2022 and December 31, 2021, respectively. Gross unrealized losses related to available for sale marketable debt securities are $8,140,000 and $1,176,000 as of June 30, 2022 and December 31, 2021, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the six months ended  June 30, 2022 and 2021.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of marketable securities during the six months ended June 30, 2022 and 2021 were $30,814,000 and $44,939,000, respectively. Investment losses of $364,000 and investment gains of $212,000 were realized on these sales during the six months ended June 30, 2022 and 2021, respectively.

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

The following table summarizes fair value measurements by level at June 30, 2022 and December 31, 2021 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2022	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$75,798	$75,798	$–	$–
Restricted cash and cash equivalents	15,770	15,770	–	–
Marketable equity securities	139,363	139,363	–	–
Corporate debt securities	72,762	37,393	35,369	–
Mortgage–backed securities	27,881	-	27,881	–
U.S. Treasury securities	50,461	50,461	-	–
State and municipal securities	4,867	-	4,867	–
Total financial assets	$386,902	$318,785	$68,117	$–

	Fair Value Measurements Using
December 31, 2021	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$107,607	$107,607	$–	$–
Restricted cash and cash equivalents	12,136	12,136	–	–
Marketable equity securities	140,066	140,066	–	–
Corporate debt securities	81,779	50,005	31,774	–
Asset–backed securities	34,770	–	34,770	–
U.S. Treasury securities	47,628	47,628	–	–
State and municipal securities	7,923	–	7,923	–
Total financial assets	$431,909	$357,442	$74,467	$–

Note 12 – Goodwill and Other Intangible Assets

At June 30, 2022, the Company reviewed the carrying value of goodwill for impairment indicators, including due to the events and circumstances surrounding the Coronavirus Pandemic ("COVID-19"). As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At June 30, 2022, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2022	$3,741	$164,554	$–	$168,295
Additions	–	–	–	–
June 30, 2022	$3,741	$164,554	$–	$168,295

We also have recorded indefinite-lived intangible assets that consist of trade names ($4,340,000) and certificates of need and licenses ($2,698,000).

Note 13 - Stock Repurchase Program

During the six months ended June 30, 2022, the Company repurchased 2,165 shares of its common stock for a total cost of $146,000. During the six months ended June 30, 2021, the Company repurchased 3,936 shares of its common stock for a total cost of $278,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 14 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $629,000 and $683,000 for the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation totaled $1,341,000 and $1,179,000 for the six months ended June 30, 2022 and 2021, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At June 30, 2022, the Company had $4,492,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate three-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2022 and for the year ended December 31, 2021.

	June 30, 2022	December 31, 2021
Risk–free interest rate	1.83%	0.21%
Expected volatility	31.43%	34.90%
Expected life, in years	2.9	2.2
Expected dividend yield	3.57%	3.00%

The following table summarizes our outstanding stock options for the six months ended June 30, 2022 and for the year ended December 31, 2021.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	866,956	$72.11	$–
Options granted	55,706	70.80	–
Options exercised	(541,736)	71.39	–
Options cancelled	(6,000)	72.94	–
Options outstanding at December 31, 2021	374,926	72.95	–
Options granted	302,655	65.03	–
Options exercised	(16,454)	67.67	–
Options cancelled	(196,051)	76.19	–
Options outstanding at June 30, 2022	465,076	66.61	$1,954,452

Options exercisable at June 30, 2022	162,421	69.56	$481,057

Options Outstanding June 30, 2022	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
376,681	61.90	-	69.19	64.71	4.0
88,395	71.64	-	77.92	74.72	2.9
465,076				66.61	3.8

Note 15 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 38.7% and 2.6% for the three months ended June 30, 2022 and 2021, respectively.

The Company's income tax provision as a percentage of our income before income taxes was 27.2% and 7.3% for the six months ended June 30, 2022 and 2021, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. For the three months and six months ended June 30, 2022, the accrual of state income tax was the only significant reconciling item. For the three months and six months ended June 30, 2021, the income tax provision and effective tax rate were favorably impacted by the nontaxable gain recognized upon remeasurement of our existing equity investment in Caris Healthcare, L.P.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2018 (with certain state exceptions).

Note 16 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $102,663,000 and $98,048,000 at June 30, 2022 and December 31, 2021, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Note 17 – Massachusetts and New Hampshire Skilled Nursing Facilities

On May 3, 2022, we signed operations transfer agreements ("OTAs") for the seven skilled nursing facilities located in Massachusetts and New Hampshire.  After a period of due diligence, the operations of the seven facilities are expected to be transferred to a third-party skilled nursing operator. We expect to transfer the operations during the third or fourth quarter of 2022.

The seven skilled nursing facilities had net patient revenues of $17,683,000 and $16,866,000 for the three months ended June 30, 2022 and 2021, respectively.  The seven skilled nursing facilities had net patient revenues of $35,483,000 and $32,243,000 for the six months ended June 30, 2022 and 2021, respectively. The seven skilled nursing facilities had losses before income taxes of $219,000 and $1,223,000 for the three months ended June 30, 2022 and 2021, respectively.  The seven skilled nursing facilities had losses before income taxes of $854,000 and $3,992,000 for the six months ended June 30, 2022 and 2021, respectively. For the year ended December 31, 2021, the seven skilled nursing facilities had net patient revenues of $67,161,000 and losses before income taxes of $3,741,000.

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

●

our need to make investments continually in our processes and information systems to protect the privacy of patients, partners and other persons and reduce the risk of successful cybersecurity attacks;

●	damage to our reputation, regulatory penalties, legal claims and liability under state and federal laws that we could suffer upon any cybersecurity or privacy breaches;

●	the ability to maintain and increase census levels; and

●	demographic changes.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. We operate or manage, through certain affiliates, 75 skilled nursing facilities with a total of 9,447 licensed beds, 24 assisted living facilities, five independent living facilities, three behavioral health hospitals, 35 homecare agencies, and 29 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 10 states and are located primarily in the southeastern United States.

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

We began our first vaccination clinics in our skilled nursing facilities in December 2020. As the vaccination clinics progressed and as the vaccine became more accessible, we began to see a significant decline in COVID-19 cases among our operations, as well as a significant decrease in the adverse health events related to COVID. Despite the COVID-19 cases and adverse health events from COVID declining, our operating expenses have remained elevated with incentive compensation being paid to attract and retain frontline partners, as well as increased costs of personal protective equipment (“PPE”), sanitizers and cleaning supplies, and COVID-19 testing of our patients and partners. Despite the continued disruption of COVID-19 to our operations, our capital and financial resources, including our overall liquidity, remain strong. Our liquidity provides us with significant flexibility to maintain the strength of our balance sheet in periods of uncertainty or stress.

At this time, we are not able to quantify the impact that the COVID-19 pandemic will have on our future financial results, but we expect the developments related to COVID-19 to adversely affect our financial performance in 2022.  The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic, the volume of acute and post-acute healthcare patients cared for across the broader health care systems, the timing and availability of effective medical treatments and vaccines, and the impact of government actions and administrative regulations on our industry and the broader economy, including future government stimulus efforts.  We have received and may continue to receive payments and advances from the various federal and state initiatives. These legislative initiatives have been beneficial to partially mitigate the impact of the COVID-19 pandemic on our results of operations and financial position to date.  The federal and state governments may consider additional stimulus and relief efforts, but we are unable to predict whether any of the additional stimulus measures will be enacted or their impact.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $320,000 and $15,126,000 of government stimulus income from the Provider Relief Funds for the three months ended June 30, 2022 and 2021, respectively. The Company recorded $10,940,000 and $37,875,000 of government stimulus income from the Provider Relief Funds for the six months ended June 30, 2022 and 2021, respectively. The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by HHS.

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. In the second quarter of 2020, we received approximately $51,253,000 in 2020 as part of this program. These funds are applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. As of June 30, 2022, $586,000 of the accelerated payments remain and is reflected within contract liabilities in the interim condensed consolidated balance sheet.

The CARES Act and subsequent related legislation temporarily suspended Medicare sequestration beginning May 1, 2020 through March 31, 2022. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. Beginning April 1, 2022, the sequestration reductions were 1% from April 1, 2022 through June 30, 2022. The full 2% reduction went back into effect July 1, 2022. The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension, which the sequestration reduction for 2030 has been increased up to 3%.

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would have been due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At June 30, 2022, we have deferred $10,545,000 of the Company’s share of the social security taxes included in the current liabilities section of the consolidated balance sheet.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the six months ending June 30, 2022 was 83.3% compared to 78.9% for the same period a year ago.  For the three months ended June 30, 2022, overall census in our owned and leased skilled nursing facilities was 84.0% compared to 81.1% in the second quarter of 2021.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of June 30, 2022:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	75
Number of 4 and 5-star rated skilled nursing facilities	54
Percentage of 4 and 5-star rated skilled nursing facilities	72%	43%
Average rating for all skilled nursing facilities, end of period	4.0	3.1

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
Hospice	Acquisition	28 offices	Various	June 2021
Homecare	New Office	1 office	Anderson, SC	January 2022
Hospice	New Office	1 office	Tullahoma, TN	March 2022
Behavioral Health Hospital	New Facility	64 beds	Knoxville, TN	April 2022
Behavioral Health Hospital	New Facility	16 beds	St. Louis, MO	June 2022

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $102,663,000 at June 30, 2022 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

In July 2022, CMS released its final rule outlining fiscal year 2023 Medicare payment rates and policy changes for skilled nursing facilities, which will begin on October 1, 2022. The fiscal year 2023 rule provided for an approximate 2.7% increase, or $904 million, compared to 2022 levels. The net increase includes a 3.9% market-basket increase plus a 1.5% market basket forecast error adjustment, less a 0.3% productivity adjustment, less a 2.3% decrease in the FY 2023 SNF PPS rates as a result of the recalibrated parity adjustment, which is being phased in over two years.

For the first six months of 2022, our average Medicare per diem rate for skilled nursing facilities increased 2.2% as compared to the same period in 2021.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2022 and for the fiscal year 2023, the state of Tennessee implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2023 fiscal year will be approximately $3,200,000 annually, or $800,000 per quarter.

Effective July 1, 2021 and for the fiscal year 2022, the state of Missouri implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2022 fiscal year will be approximately $2,000,000 annually, or $500,000 per quarter.

We have also received from many of the states in which we operate supplemental Medicaid payments to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $5,001,000 and $7,094,000 in net patient revenues for these supplemental Medicaid payments for the three months ended June 30, 2022 and 2021, respectively. We have recorded $10,539,000 and $11,049,000 in net patient revenues for these supplemental Medicaid payments for the six months ended June 30, 2022 and 2021, respectively.

For the first six months of 2022, our average Medicaid per diem increased 2.2% compared to the same period in 2021.

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

In June 2022, CMS released its proposed rule outlining fiscal year 2023 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2023 will decrease in aggregate by 4.2%, or $810 million. The decrease reflects the effects of the home health payment update percentage of 2.9%, permanent behavioral assumption adjustment resulting in a decrease of 7.7%, and an estimated 0.2% decrease that reflects the effects of a proposed update to the fixed-dollar loss ratio used in determining outlier payments.

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

In July 2022, CMS released its final rule outlining fiscal year 2023 Medicare payment rates. CMS issued a rate increase of 3.8%, or $825 million, effective October 1, 2022. The increase is the result of a 4.1% inpatient hospital market basket increase reduced by a 0.3% productivity adjustment. The FY2023 hospice payment update also includes an update to the statutory aggregate cap amount, which limits the overall payments per patient that are made annually. The cap amount for FY2023 would be $32,487.

Segment Reporting

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and behavioral health hospitals; and (2) homecare and hospice services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as chief operating decision maker (“CODM”), to assess performance and allocate resources.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$227,796	$32,281	$-	$260,077
Other revenues	100	-	10,862	10,962
Government stimulus income	320	-	-	320
Net operating revenues and grant income	228,216	32,281	10,862	271,359

Costs and expenses:
Salaries, wages, and benefits	149,092	19,024	6,820	174,936
Other operating	61,886	6,444	2,981	71,311
Rent	8,392	592	1,427	10,411
Depreciation and amortization	9,084	111	806	10,001
Interest	149	-	-	149
Total costs and expenses	228,603	26,171	12,034	266,808

Income/(loss) from operations	(387)	6,110	(1,172)	4,551
Non-operating income	-	-	2,521	2,521
Unrealized losses on marketable equity securities	-	-	(3,549)	(3,549)

Income/(loss) before income taxes	$(387)	$6,110	$(2,200)	$3,523

	Three Months Ended June 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$218,860	$18,116	$-	$236,976
Other revenues	97	-	10,959	11,056
Government stimulus income	15,126	-	-	15,126
Net operating revenues and grant income	234,083	18,116	10,959	263,158

Costs and expenses:
Salaries, wages, and benefits	134,406	11,713	17,749	163,868
Other operating	59,296	2,760	2,923	64,979
Rent	8,278	454	1,438	10,170
Depreciation and amortization	9,227	94	810	10,131
Interest	215	-	-	215
Total costs and expenses	211,422	15,021	22,920	249,363

Income/(loss) from operations	22,661	3,095	(11,961)	13,795
Non-operating income	-	-	5,586	5,586
Gain on acquisition of equity method investment	-	-	95,202	95,202
Unrealized losses on marketable equity securities	-	-	(6,489)	(6,489)

Income before income taxes	$22,661	$3,095	$82,338	$108,094

	Six Months Ended June 30, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$452,638	$63,776	$-	$516,414
Other revenues	213	-	22,775	22,988
Government stimulus income	10,940	-	-	10,940
Net operating revenues and grant income	463,791	63,776	22,775	550,342

Costs and expenses:
Salaries, wages, and benefits	291,276	38,426	15,928	345,630
Other operating	126,269	13,539	5,588	145,396
Rent	16,739	1,184	2,553	20,476
Depreciation and amortization	17,922	223	1,613	19,758
Interest	314	-	-	314
Total costs and expenses	452,520	53,372	25,682	531,574

Income/(loss) from operations	11,271	10,404	(2,907)	18,768
Non-operating income	-	-	5,720	5,720
Unrealized losses on marketable equity securities	-	-	(423)	(423)

Income before income taxes	$11,271	$10,404	$2,390	$24,065

	Six Months Ended June 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$422,103	$31,728	$-	$453,831
Other revenues	195	-	22,230	22,425
Government stimulus income	37,875	-	-	37,875
Net operating revenues and grant income	460,173	31,728	22,230	514,131

Costs and expenses:
Salaries, wages, and benefits	266,216	21,148	25,661	313,025
Other operating	121,105	4,676	5,324	131,105
Rent	16,472	884	2,877	20,233
Depreciation and amortization	18,490	181	1,621	20,292
Interest	459	-	-	459
Total costs and expenses	422,742	26,889	35,483	485,114

Income/(loss) from operations	37,431	4,839	(13,253)	29,017
Non-operating income	-	-	11,846	11,846
Gain on acquisition of equity method investment	-	-	95,202	95,202
Unrealized gains on marketable equity securities	-	-	570	570

Income before income taxes	$37,431	$4,839	$94,365	$136,635

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, operating results for the newly constructed healthcare facilities or start-up operations not at full capacity, share-based compensation expense, and any gains on the acquisitions of equity method investments is helpful in allowing investors to assess the Company’s operations more accurately.

The operating results for the newly constructed healthcare facilities or agencies not at full capacity for the three and six months ended June 30, 2022 include facilities or offices that began operations from 2020 to 2022, which is two behavioral health hospitals, one homecare agency, and one hospice agency. For the three months and six months ended June 30, 2021, included are facilities that began operations from 2019 to 2021, which is one memory care facility.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Net income attributable to National Healthcare Corporation	$3,203	$104,883	$18,521	$126,150
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	3,549	6,489	423	(570)
Gain on acquisition of equity method investment	-	(95,202)	-	(95,202)
Operating results for newly opened facilities or agencies not at full capacity	1,185	120	1,928	365
Share-based compensation expense	629	683	1,341	1,179
Benefit of income taxes on non-GAAP adjustments	(1,394)	(1,896)	(960)	(253)
Non-GAAP Net income	$7,172	$15,077	$21,253	$31,669

GAAP diluted earnings per share	$0.21	$6.80	$1.20	$8.19
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	0.16	0.31	0.02	(0.03)
Gain on acquisition of equity method investment	-	(6.17)	-	(6.18)
Operating results for newly opened facilities or agencies not at full capacity	0.06	0.01	0.09	0.02
Share-based compensation expense	0.03	0.03	0.06	0.06
Non-GAAP diluted earnings per share	$0.46	$0.98	$1.37	$2.06

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three and six months ended June 30, 2022 and 2021.

Percentage of Net Operating Revenues and Grant Income

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net operating revenues and grant income	100.0%	100.0%	100%	100%
Costs and expenses:
Salaries, wages, and benefits	64.5	62.3	62.8	60.9
Other operating	26.3	24.7	26.4	25.5
Facility rent	3.7	3.9	3.7	4.0
Depreciation and amortization	3.7	3.8	3.6	3.9
Interest	0.1	0.1	0.1	0.1
Total costs and expenses	98.3	94.8	96.6	94.4
Income from operations	1.7	5.2	3.4	5.6
Non–operating income	0.9	2.2	1.1	2.4
Gain on acquisition of equity method investment	-	36.2	-	18.5
Unrealized gains/(losses) on marketable equity securities	(1.3)	(2.5)	(0.1)	0.1
Income before income taxes	1.3	41.1	4.4	26.6
Income tax provision	(0.5)	(1.1)	(1.2)	(2.0)
Net income	0.8	40.0	3.2	24.6
Net (income)/loss attributable to noncontrolling interest	0.4	(0.1)	0.2	(0.1)
Net income attributable to stockholders of NHC	1.2	39.9	3.4	24.5

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Results for the quarter ended June 30, 2022 compared to the second quarter of 2021 include a 3.1% increase in net operating revenues and government stimulus income and a 65.7% decrease in income from operations. The net patient revenue increase was driven by the continued occupancy increase in our skilled nursing facilities and the June 2021 Caris hospice acquisition. But, the net patient revenue increases were offset by the reduction in government stimulus income of $14.8 million during the second quarter of 2022 compared to the same period a year ago.

For the quarter ended June 30, 2022, GAAP net income attributable to NHC was $3,203,000 compared to net income of $104,883,000 for the same period in 2021. The large increase in our reported GAAP net income for the second quarter of 2021 was primarily due to the gain recorded from the acquisition of Caris. Excluding the gain on Caris, as well as excluding the unrealized losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended June 30, 2022 was $7,172,000 compared to $15,077,000 for the same period in 2021.  The decrease in adjusted net income for the second quarter of 2022 compared to the second quarter of 2021 was primarily due to less government stimulus income recorded during the current quarter. We also continue to incur inflationary wage pressures within all areas of our operations.

Net operating revenues and grant income

Net patient revenues increased $23,101,000, or 9.7%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 84.0%, compared to an average of 81.1% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem decreased 0.3% compared to the same quarter a year ago. Our Medicare per diem rates increased 3.1% and managed care per diem rates increased 1.2% compared to the same quarter a year ago. Medicaid and private pay per diem rates decreased 0.2% and increased 4.7%, respectively, compared to the same quarter a year ago. For the three months ended June 30, 2022 and 2021, respectively, $5,001,000 and $7,094,000 have been included in our net patient revenues for supplemental COVID-19 Medicaid payments.

In June 2021, the Company acquired the remaining ownership interest in Caris, which resulted in net patient revenues increasing $14,137,000 for the three months ended June 30, 2022 compared to the same quarter last year.

Other revenues decreased $94,000, or 0.9%, compared to the same quarter last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the three months ended June 30, 2022 and 2021, respectively, we recorded $320,000 and $15,126,000, respectively, in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the three months ended June 30, 2022 compared to the same period of 2021 increased $17,445,000, or 7.0% to $266,808,000 from $249,363,000.

Salaries, wages, and benefits increased $11,068,000, or 6.8%, to $174,936,000 from $163,868,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 64.5% compared to 62.3% for the three months ended June 30, 2022 and 2021, respectively. Our Caris acquisition increased salaries, wages, and benefits $7,946,000 in the second quarter of 2022 compared to the same quarter a year ago. We continue to face workforce and labor shortages within all of our operations, which increases wage pressure and inflation in regard to retaining and attracting qualified healthcare partners (employees). The labor and workforce challenges have resulted in us contracting with agency nurse staffing companies.  The agency nurse staffing companies charge inflated hourly rates; therefore, we are working diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations.

Other operating expenses increased $6,332,000, or 9.7%, to $71,311,000 for the 2022 period compared to $64,979,000 for the 2021 period. Other operating expenses as a percentage of net operating revenues and grant income was 26.3% and 24.7% for the three months ended June 30, 2022 and 2021, respectively. Our Caris acquisition increased other operating expenses $3,691,000 in the second quarter of 2022 compared to the same quarter a year ago. We continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Other income

Non–operating income decreased by $3,065,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the three months ended June 30, 2022 is $1,362,000 (an effective income tax rate of 38.7%). We expect our corporate (federal and state) effective income tax rate for 2022 to be approximately 26.0%.

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

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Results for the six months ended June 30, 2022 compared to the same period of 2021 include a 7.0% increase in net operating revenues and grant income and a 34.7% decrease in income from operations. The net patient revenue increase was driven by the continued occupancy increase in our skilled nursing facilities and the June 2021 Caris hospice acquisition. But, the net patient revenue increases were offset by the reduction in government stimulus income of $26.9 million for the first six months of 2022 compared to the same period a year ago.

For the six months ended June 30, 2022, GAAP net income attributable to NHC was $18,521,000 compared to net income of $126,150,000 for the same period in 2021. The large increase in our reported GAAP net income for the 2021 six-month period was primarily due to the gain recorded from the acquisition of Caris. Excluding the gain on Caris, as well as excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the six months ended June 30, 2022 was $21,253,000 compared to $31,669,000 for the same period in 2021.  The decrease in adjusted net income for the six-month period of 2022 compared to the same period of 2021 was primarily due to less government stimulus income recorded during the year. We also continue to incur inflationary wage pressures within all areas of our operations.

Net operating revenues and grant income

Net patient revenues increased $62,583,000, or 13.8%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the six-month period averaged 83.3%, compared to an average of 78.9% for the same period a year ago. Overall, the composite skilled nursing facility per diem increased 1.3% compared to the same period a year ago. Our Medicare per diem rates increased 2.2% and managed care per diem rates increased 4.0% compared to the six-month period a year ago. Medicaid and private pay per diem rates increased 2.2% and 6.8%, respectively, compared to the same period a year ago. For the six months ended June 30, 2022 and 2021, $10,539,000 and $11,049,000, respectively, have been included in our net patient revenues for supplemental COVID-19 Medicaid payments.

In June 2021, the Company acquired the remaining ownership interest in Caris, which resulted in net patient revenues increasing $31,922,000 for the six months ended June 30, 2022 compared to the same period of 2021.

Other revenues increased $563,000, or 2.5%, compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the six months ended June 30, 2022 and 2021, respectively, we recorded $10,940,000 and $37,875,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the six months ended June 30, 2022 compared to the same period of 2021 increased $46,460,000, or 9.6% to $531,574,000 from $485,114,000.

Salaries, wages, and benefits increased $32,605,000, or 10.4%, to $345,630,000 from $313,025,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 62.8% compared to 60.9% for the six months ended June 30, 2022 and 2021, respectively. Our Caris acquisition increased salaries, wages, and benefits $18,170,000 in the six-month period of 2022 compared to the same period a year ago. We continue to face workforce and labor shortages within all of our operations, which increases wage pressure and inflation in regard to retaining and attracting qualified healthcare partners (employees). The labor and workforce challenges have resulted in us contracting with agency nurse staffing companies. The agency nurse staffing companies charge inflated hourly rates; therefore, we are working diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations.

Other operating expenses increased $14,291,000, or 10.9%, to $145,396,000 for the 2022 period compared to $131,105,000 for the 2021 period. Other operating expenses as a percentage of net operating revenues and grant income was 26.4% and 25.5% for the six months ended June 30, 2022 and 2021, respectively. Our Caris acquisition increased other operating expenses $8,795,000 in the first six months of 2022 compared to the same period a year ago. We continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Other income

Non–operating income decreased by $6,126,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the six months ended June 30, 2022 is $6,555,000 (an effective income tax rate of 27.2%). We expect our corporate (federal and state) effective income tax rate for 2022 to be approximately 26.0%.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended June 31		Six Month Change
	2022	2021	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$119,743	$158,502	$(38,759)	(24.5)

Cash (used in)/provided by operating activities	(1,215)	40,122	(41,337)	(103.0)

Cash used in investing activities	(8,163)	(31,995)	23,832	74.5

Cash used in financing activities	(18,797)	(16,042)	(2,755)	(17.2)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$91,568	$150,587	$(59,019)	(39.2)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $1,215,000 as compared to cash provided by operating activities of $40,122,000 in the same period last year. Cash used in operating activities consisted of net income of $17,510,000 and adjustments for non–cash items of $25,388,000. There was cash used for working capital needs in the amount of $44,552,000 for the six months ended June 30, 2022 compared to $12,871,000 for the same period a year ago.  We also received cash distributions from our unconsolidated investments of $439,000 during the six months ended June 30, 2022, compared to $6,314,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized losses on our marketable equity securities, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $8,163,000 for the six months ended June 30, 2022, compared to $31,995,000 for the six months ended June 30, 2021. Cash used for property and equipment additions was $17,033,000 and $13,143,000 for the six months ended June 30, 2022, and 2021, respectively. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activity of $5,917,000 for the six months ended June 30, 2022.  For the six months ended June 30, 2021, proceeds from the sale of marketable securities, net of purchases, resulting in cash used in investing activities of $1,456,000.

Financing Activities

Net cash used in financing activities totaled $18,797,000 for the six months ended June 30, 2022 compared to $16,042,000 for the six months ended June 30, 2021. We made principal payments under our finance lease obligations in the amount of $2,312,000 and $2,178,000 for the six months ended June 30, 2022 and 2021, respectively. Cash used for dividend payments to common stockholders totaled $17,002,000 in the current year period compared to $15,990,000 for the same period a year ago.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $75,798,000 and our marketable equity and debt securities of $144,033,000 are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $75,798,000 and our marketable equity and debt securities of $144,033,000. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities. At June 30, 2022, we do not have any long-term debt.

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

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Currently, our exposure to market risk relates primarily to our fixed–income and equity portfolios. These investment portfolios are exposed primarily to, but not limited to, interest rate risk, credit risk, equity price risk, and concentration risk. We also have exposure to market risk that includes our cash and cash equivalents. The Company's senior management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At June 30, 2022, we have available for sale marketable debt securities in the amount of $155,971,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At June 30, 2022, the fair value of our marketable equity securities is approximately $139,363,000. Of the $139.4 million equity securities portfolio, our investment in NHI comprises approximately $98.8 million, or 70.9%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $13.9 million. At June 30, 2022, our equity securities had net unrealized gains of $84.0 million. Of the $84.0 million of unrealized gains, $74.1 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of June 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current, and pending litigation of material significance to NHC, please see Note 17 of this Form 10–Q.

Item 1A.	Risk Factors.

During the six months ended June 301, 2022, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 4, 2022	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: August 4, 2022	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)